Form 10-Q
period 2008-06-30
Oak Valley Bancorp
filed 2008-08-14
CIK 1431567

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-34142

OAK VALLEY BANCORP

(Exact name of registrant as specified in its charter)

California	26-2326676
State or other jurisdiction of	I.R.S. Employer
incorporation or organization	Identification No.

125 N. Third Ave., Oakdale, CA  95361

(Address of principal executive offices)

(209) 848-2265

Issuer’s telephone number

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐  No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,658,252 shares of common stock outstanding as of August 13, 2008.

Oak Valley Bancorp

June 30, 2008

PART I

Item 1.     Financial Statements

OAK VALLEY COMMUNITY BANK

CONDENSED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2008	2007
ASSETS

Cash and due from banks	$11,331,483	$10,397,951
Federal funds sold	745,000	3,805,000

Cash and cash equivalents	12,076,483	14,202,951

Securities available for sale	34,652,428	33,372,624
Loans, net	395,234,968	382,264,026
Bank premises and equipment, net	10,484,249	10,108,620
Other real estate owned	3,547,193	—
Accrued interest and other assets	20,099,500	14,310,569

	$476,094,821	$454,258,790

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$358,158,690	$377,347,776
Accrued interest and other liabilities	2,801,414	3,549,624
FHLB advances	71,400,000	31,000,000

Total liabilities	432,360,104	411,897,400

Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value; 10,000,000 shares authorized and 7,658,252 shares and 7,607,780 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	23,019,218	22,843,171
Additional paid-in capital	1,875,703	1,748,380
Retained earnings	18,982,143	17,723,646
Accumulated other comprehensive income (loss), net of tax	(142,347)	46,193

Total shareholders’ equity	43,734,717	42,361,390

	$476,094,821	$454,258,790

See accompanying notes

OAK VALLEY COMMUNITY BANK

CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	3 MONTHS ENDED		6 MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007

Interest and fees on loans	$6,775,872	$7,620,178	$13,710,003	$15,133,407
Interest on securities available for sale	408,651	407,888	803,331	793,861
Interest on federal funds sold	4,472	59,734	9,577	86,334
Interest on deposits with banks	308	1,119	1,026	2,789

	7,189,303	8,088,919	14,523,937	16,016,391

Deposits	1,710,446	2,849,178	3,868,004	5,586,235
FHLB advances	397,226	578,475	758,898	1,146,787
Federal funds purchased	944	8,637	7,316	28,912

	2,108,616	3,436,290	4,634,218	6,761,934

Net interest income	5,080,687	4,652,629	9,889,719	9,254,457

Provision for loan losses	440,000	120,000	585,000	290,000

Net interest income after provision for loan losses	4,640,687	4,532,629	9,304,719	8,964,457

Service charges on deposits	344,365	274,683	647,292	540,130
Earnings on cash surrender value of life insurance	99,242	43,615	180,518	87,230
Mortgage commissions	21,719	52,180	71,449	152,464
Other	207,043	172,370	386,693	293,518

	672,369	542,848	1,285,952	1,073,342

Salaries and employee benefits	2,434,975	2,075,082	4,881,402	4,153,081
Occupancy expenses	670,393	555,161	1,339,946	1,053,180
Data processing fees	190,439	107,965	368,998	216,095
Telephone expenses	72,884	62,095	144,382	124,029
Other operating expenses	1,192,899	641,874	1,883,432	1,206,568

	4,561,590	3,442,177	8,618,160	6,752,953

Earnings before provision for income taxes	751,466	1,633,300	1,972,511	3,284,846

Provision for income taxes	198,307	630,000	643,555	1,280,000

NET EARNINGS	$553,159	$1,003,300	$1,328,956	$2,004,846

Net Earnings Per Share	$0.07	$0.14	$0.17	$0.28
Net Earnings Per Share - assuming dilution	$0.07	$0.14	$0.17	$0.27

See accompanying notes

OAK VALLEY COMMUNITY BANK

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	YEAR ENDED DECEMBER 31, 2007 AND THE SIX MONTH PERIOD ENDED JUNE 30, 2008
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Income	Equity

Balances, January 1, 2007	7,103,243	17,648,475	$1,502,004	$15,243,222	$	$(204,772)	$24,188,929
Stock offering	456,431	5,020,739					5,020,739
Stock offering expense		(25,000)					(25,000)
Stock options exercised	48,106	198,957					198,957
Tax benefit of stock options exercised			116,303				116,303
Cash dividends ($0.19 per share)				(1,444,697)			(1,444,697)
Stock based compensation			130,073				130,073
Comprehensive income
Net changes in unrealized gain on available-for-sale securities (net of income tax of $163,169)					$250,965	250,965	250,965
Net earnings				3,925,121	3,925,121		3,925,121
Comprehensive income					$4,176,086
Balances, December 31, 2007	7,607,780	22,843,171	$1,748,380	$17,723,646		$46,193	$42,361,390
Stock options exercised	50,472	176,047					176,047
Tax benefit of stock options exercised			54,195				54,195
Stock based compensation			73,128				73,128
Cumulative effect of adopting EITF 06-04				(70,459)			(70,459)
Comprehensive income
Net changes in unrealized gain on available-for-sale securities (net of income tax of $122,584)					$(188,540)	(188,540)	(188,540)
Net earnings				1,328,956	1,328,956		1,328,956
Comprehensive income					$1,140,416
Balances, June 30, 2008	7,658,252	23,019,218	$1,875,703	$18,982,143		$(142,347)	$43,734,717

OAK VALLEY COMMUNITY BANK

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	6 MONTHS ENDED JUNE 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,328,956	$2,004,846
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for loan losses	585,000	290,000
Depreciation, amortization and accretion, net	563,236	489,517
Stock-based compensation expense	73,128	65,409
Excess tax benefits from stock-based payment arrangements	(54,195)	(56,453)
Loss (Gain) on sale of premises and equipment	1,434	(14,400)
Decrease (increase) in accrued interest receivable	244,281	(110,559)
Decrease in accrued interest payable and other liabilities	(868,052)	(5,526,061)
Increase in other assets	(1,067,052)	(2,554,761)

Net cash from operating activities	806,736	(5,412,462)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(6,459,330)	(10,963,565)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	4,872,433	11,888,590
Net (increase) decrease in loans	(17,103,135)	1,559,985
Purchase of BOLI policies	(4,740,000)	—
Proceeds from sales of premises and equipment	—	14,400
Net purchases of premises and equipment	(944,328)	(4,253,604)

Net cash from investing activities	(24,374,360)	(1,754,194)

CASH FLOWS FROM FINANCING ACTIVITIES:
FHLB advanced funds	151,294,000	61,874,000
FHLB payments	(110,894,000)	(66,124,000)
Federal funds advances	59,435,000	(124,760,000)
Federal funds payments	(59,435,000)	130,160,000
Net increase in demand deposits and savings accounts	8,038,661	2,994,642
Net decrease in time deposits	(27,227,747)	(17,360,595)
Excess tax benefits from stock-based payment arrangements	54,195	56,453
Proceeds from sale of common stock and exercise of stock options	176,047	2,920,881

Net cash from financing activities	21,441,156	(10,238,619)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,126,468)	(17,405,275)

CASH AND CASH EQUIVALENTS, beginning of period	14,202,951	27,819,177

CASH AND CASH EQUIVALENTS, end of period	$12,076,483	$10,413,902

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,577,095	$7,306,871
Income taxes	$800,000	$1,139,000

NON-CASH INVESTING ACTIVITIES:
Real estate acquired through foreclosure	$3,547,193	$0
Net change in unrealized gain/loss on available-for-sale securities	$(311,122)	$(304,791)

NON-CASH INVESTING ACTIVITIES:
Tax benefit from stock options exercised	$54,195	$56,453
Cumulative effect of adopting EITF 06-04	$119,842	$0

See accompanying notes

OAK VALLEY COMMUNITY BANK

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

On July 3, 2008 (the “Effective Date”), a bank holding company reorganization was completed whereby Oak Valley Bancorp became the parent holding company for Oak Valley Community Bank ( the “Bank”). On the Effective Date, each outstanding share of the Bank was converted into one share of Oak Valley Bancorp and the Bank became a wholly-owned subsidiary of the holding company. The condensed financial statements and accompanying footnotes are presented as if the reorganization occurred as of the earliest periods presented and are consistent with those of Oak Valley Community Bank, since prior to the Effective Date, Oak Valley Bancorp had no material assets, liabilities or operations.

The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America (GAAP) and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, the estimation of compensation expense related to stock options granted to employees and directors, and valuation allowances associated with deferred tax assets, the recognition of which are based on future taxable income.

The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the six month period ended June 30, 2008 are not necessarily indicative of the results of a full year’s operations. For further information, refer to the audited financial statements and footnotes included in the Company’s annual report for the year ended December 31, 2007.

NOTE 2 – CURRENT ACCOUNTING PRONOUNCEMENTS

Change in accounting principle – During 2008 in conjunction with the Company’s filing of a Form 10 registration statement with the SEC, the Company made a change in accounting principle and adopted Staff Accounting Bulletin (SAB) No. 108. As a result, the Company recorded adjustments to its deferred tax assets and also recorded a liability related to lease agreements that include fixed rent escalation clauses.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Correction of Errors the Company adjusted its financial statements to apply SAB No. 108 retrospectively. As a result of the change in accounting principle, the following adjustments to the financial statements were made:

•                  Accrued interest and other assets decreased by $144,586 at December 31, 2007.

•                  Accrued interest and other liabilities increased by $134,030 at December 31, 2007.

•                  Retained earnings decreased by $278,616 at December 31, 2007.

OAK VALLEY COMMUNITY BANK

NOTES TO CONDENSED FINANCIAL STATEMENTS

•                  Occupancy expense increased $42,107 for the year ended December 31, 2007.

•                  Income tax expense increased $1,270 for the year ended December 31, 2007.

•                  Net income decreased $43,227 and basic and diluted earnings per share decreased $.01 per share to $.53 and $.52 per share, respectively, for the year ended December 31, 2007.

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS No. 157 defines the fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. We adopted SFAS No. 157 as of January 1, 2008 and the adoption did not have a material impact on the financial condition or results of operations of the Company.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective; however, the amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available for sale or trading securities. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. We adopted SFAS No. 159 on January 1, 2008. We chose not to elect the option to measure the fair value of eligible financial assets and liabilities at fair value.

In September 2006 the Emerging Issues Task Force (“EITF”) ratified EITF issue 06-04, “Accounting for Deferred Compensation and Postretirement Benefit Aspect of Endorsement Split-Dollar Life Insurance Arrangements”. This ruling provides that the Company should recognize a liability for future benefits based on the agreements held with employees. The issue was effective for fiscal years beginning after December 17, 2007. The Company adopted this pronouncement effective January 1, 2008 and has recorded an initial liability of $119,842 with an offsetting adjustment to retained earnings of $70,459 and deferred taxes of $49,383, pursuant to this accounting pronouncement.

OAK VALLEY COMMUNITY BANK

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 – LOANS

Loan totals were as follows:

	JUNE 30,	DECEMBER 31,
	2008	2007
Loans
Commercial real estate	$225,393,458	$208,309,072
Commercial	37,302,915	45,496,794
Real estate construction	89,087,305	83,173,030
Agriculture	26,976,136	31,429,970
Residential real estate and consumer	21,777,312	19,400,263

Total loans	400,537,126	387,809,129

Less:
Deferred loan fees and costs, net	(981,283)	(1,038,350)
Allowance for loan losses	(4,320,885)	(4,506,753)

Net loans	$395,234,968	$382,264,026

Changes in the allowance for loan losses were as follows:

	JUNE 30,	DECEMBER 31,
	2008	2007

Balance, beginning of period	$4,506,753	$4,341,062
Provision charged to operations	585,000	555,000
Loans charged off	(759,003)	(401,510)
Loan recoveries	3,743	4,275
Reclassification of reserve related to off-balance-sheet commitments	(15,608)	7,926

Balance, end of period	$4,320,885	$4,506,753

OAK VALLEY COMMUNITY BANK

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 – LOANS (CONTINUED)

The total recorded investment in impaired loans at June, 2008, was $2,887,670. The total recorded investment in impaired loans at December 31, 2007, was $9,087,462. No interest income was recognized on impaired loans, while considered impaired during 2008 and 2007.

NOTE 4 – OTHER REAL ESTATE OWNED

As of June 30, 2008, two loans with outstanding balances of $3,547,193 were reclassified to other real estate owned.

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of carrying amount of the loan or fair value of the property at the date of foreclosure. Subsequent to foreclosure, valuations are periodically performed and any subject revisions in the estimate of fair value are reported as adjustment to the carrying value of the real estate, provided the adjusted carrying amount does not exceed the original amount at foreclosure. Revenues and expenses from operations and changes in the valuation allowance are included in other operating expenses.

NOTE 5 – OTHER POST-RETIREMENT BENEFIT PLANS

During January 2008, the Bank has awarded certain officers a salary continuation plan (the “Plan”). Under the Plan, the participants will be provided with a fixed annual retirement benefit for twenty years after retirement. The Bank is also responsible for certain pre-retirement death benefits under the Plan. In connection with the implementation of the Plan, the Bank purchased single premium life insurance policies on the life of each of the officers covered under the Plan. The Bank is the owner and partial beneficiary of these life insurance policies. The assets of the Plan, under Internal Revenue Service regulations, are owned by the Bank and are available to satisfy the Bank’s general creditors.

During January 2008 the Bank awarded two of its directors a director retirement plan (“DRP”). Under the DRP, the participants will be provided with a fixed annual retirement benefit for ten years after retirement. The Bank is also responsible for certain pre-retirement death benefits under the DRP. In connection with the implementation of the DRP, the Bank purchased single premium life insurance policies on the life of each director covered under the DRP. The Bank is the owner and partial beneficiary of these life insurance policies. The assets of the DRP, under Internal Revenue Service regulations, are the property of the Bank and are available to satisfy the Bank’s general creditors.

Future compensation under both plans is earned for services rendered through retirement. The Bank accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the plans. The Bank’s current benefit liability is determined based on vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which average approximately 20 years.

During January 2008, the Bank entered into split-dollar life insurance agreements with certain officers. In connection with the implementation of the split-dollar agreements, the Bank purchased single

OAK VALLEY COMMUNITY BANK

NOTES TO CONDENSED FINANCIAL STATEMENTS

premium life insurance policies on the life of each of the officers covered by the split-dollar life insurance agreements. The Bank is the owner of the policies and the partial beneficiary in an amount equal to the cash surrender value of the policies.

The combined cash surrender value of all Bank-owned life insurance policies was $9,669,748 and $4,749,230 at June 30, 2008 and December 31, 2007, respectively.

OAK VALLEY COMMUNITY BANK

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 6 – FAIR VALUE MEASUREMENTS

SFAS No. 157, Fair Value Measurements, which the Company adopted effective January 1, 2008, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

Level 1: Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2: Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment , and considers factors specific to the asset or liability.

Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2008 Using
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets and liabilities measured on a recurring basis:
Available-for-sale securities	$34,652,428	$1,751,865	$32,900,563	$—

Assets and liabilities measured on a non-recurring basis:
Impaired Loans	$2,719,459	$—	$—	$2,719,459

The fair value of securities available for sale equals quoted market price, if available. If quoted market prices are not available, fair value is determined using quoted market prices for similar securities. Changes in fair market value are recorded in other comprehensive income. SFAS No. 157 applies to

OAK VALLEY COMMUNITY BANK

NOTES TO CONDENSED FINANCIAL STATEMENTS

loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. At June 30, 2008, impaired loans had a principal balance of $2,887,670, with a valuation allowance of $168,211 at June 30, 2008. Upon being classified as impaired, charge offs were taken to reduce the balance of each loan to an estimate of the collateral fair market value less cost to dispose. This estimate was a level 3 valuation. There was no direct impact on the income statement. The charge-offs were recorded as a debit to the allowance for loan losses.

NOTE 7 – EARNINGS PER SHARE

The Bank computes earnings per share (“EPS”) in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires the presentation of basic EPS, which does not consider the effect of common stock equivalents and diluted EPS, which considers all dilutive common stock equivalents.

	THREE MONTHS ENDED		SIX MONTHS ENDED
In thousands (except share and per	JUNE 30,		JUNE 30,
share amounts)	2008	2007	2008	2007
BASIC EARNINGS PER SHARE:

Net income	$553,159	$1,003,300	$1,328,956	$2,004,846
Weighted average shares outstanding	7,641,534	7,167,879	7,625,787	7,138,564
Net income per share	$0.07	$0.14	$0.17	$0.28

DILUTED EARNINGS PER SHARE:

Net income	$553,159	$1,003,300	$1,328,956	$2,004,846
Weighted average shares outstanding	7,641,534	7,167,879	7,625,787	7,138,564
Effect of dilutive stock options	56,147	174,111	70,193	179,069
Weighted average shares of common Stock and common stock equivalents	7,697,681	7,341,990	7,695,980	7,317,633
Net income per diluted share	$0.07	$0.14	$0.17	$0.27

During the three and six month periods ended June 30, 2008, weighted average options to purchase 257,623 and 123,571 shares of common stock, respectively, in prices ranging from $7.51 to $15.67 were outstanding . Weighted average options of 101,500 and 101,284, respectively, were outstanding during the same three and six month periods of 2007 with prices ranging from $12.23 to $15.67. They were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. These options begin to expire in 2015.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion explains the significant factors affecting our operations and financial position for the periods presented. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this report.

Forward-Looking Statements

Some matters discussed in this Form 10-Q may be “forward-looking statements” within the meaning of the Private Litigation Reform Act of 1995 and therefore may involve risks, uncertainties and other factors which may cause our actual results to be materially different from the results expressed or implied by our forward-looking statements.  These statements generally appear with words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” and “expect.”  Although management believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Bank operates); competition from other providers of financial services offered by the Bank; government regulation and legislation; changes in interest rates; material unforeseen changes in the financial stability and liquidity of the Bank’s credit customers; and other risks as may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and which may be beyond the control of the Company or the Bank.  The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that effect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Allowance for Loan Losses

Accounting for allowance for loan losses involves significant judgment and assumptions by management and is based on historical data and management’s view of the current economic environment. At least on a quarterly basis, our management reviews the methodology and adequacy of allowance for loan losses and reports its assessment to the Board of Directors for its review and approval.

We base our allowance for loan losses on an estimation of probable losses inherent in our loan portfolio. Our methodology for assessing loan loss allowances are intended to reduce the differences between estimated and actual losses and involves a detailed analysis of our loan portfolio in three phases:

• the specific review of individual loans,

• the segmenting and review of loan pools with similar characteristics in accordance with SFAS No. 5, “Accounting for Contingencies,” and

• our judgmental estimate based on various subjective factors:

The first phase of our methodology involves the specific review of individual loans to identify and measure impairment. We evaluate each loan by use of a risk rating system, except for homogeneous loans, such as automobile loans and home mortgages. Specific risk rated loans are deemed impaired if all amounts, including principal and interest, will likely not be collected in accordance with the contractual terms of the related loan agreement. Impairment for commercial and real estate loans is measured either based on the present value of the loan’s expected future cash flows or, if collection on the loan is collateral dependent, the estimated fair value of the collateral, less selling and holding costs.

The second phase involves the segmenting of the remainder of the risk rated loan portfolio into groups or pools of loans, together with loans with similar characteristics, for evaluation in accordance with SFAS No. 5. We determine the calculated loss ratio to each loan pool based on its historical net losses and benchmark it against the levels of other peer banks.

In the third phase, we consider relevant internal and external factors that may affect the collectibility of loan portfolio and each group of loan pool. The factors considered are, but are not limited to:

• concentration of credits,

• nature and volume of the loan portfolio,

• delinquency trends,

• non-accrual loan trend,

• problem loan trend,

• loss and recovery trend,

• quality of loan review,

• lending and management staff,

• lending policies and procedures,

• economic and business conditions, and

• other external factors.

Our management estimates the probable effect of such conditions based on our judgment, experience and known or anticipated trends. Such estimation may be reflected as an additional allowance to each group of loans, if necessary. Management reviews these conditions with our senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specific, identifiable problem credit or portfolio segment as of the evaluation date, management’s evaluation of the inherent loss related to such condition is reflected in the unallocated allowance

Central to our credit risk management and our assessment of appropriate loss allowance is our loan risk rating system. Under this system, the originating credit officer assigns borrowers an initial risk rating based on a thorough analysis of each borrower’s financial capacity in conjunction with industry and economic trends. Approvals are made based upon the amount of inherent credit risk specific to the transaction and are reviewed for appropriateness by senior line and credit administration personnel. Credits are monitored by line and credit administration personnel for deterioration in a borrower’s financial condition which may impact the ability of the borrower to perform under the contract. Although management has allocated a portion of the allowance to specific loans, specific loan pools, and off-balance sheet credit exposures (which are reported separately as part of other liabilities), the adequacy of the allowance is considered in its entirety.

Non-Accrual Loan Policy

Interest on loans is credited to income as earned and is accrued only if deemed collectible. Accrual of interest is discontinued when a loan is over 90 days delinquent or if management believes that collection is highly uncertain. Generally, payments received on nonaccrual loans are recorded as principal reductions. Interest income is recognized after all principal has been repaid or an improvement in the condition of the loan has occurred that would warrant resumption of interest accruals.

Stock-Based Compensation

Effective January 1, 2006, the Bank adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payments, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation. SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period).  The Bank has adopted SFAS No. 123R using the modified prospective method which means that the unvested portion of previously granted awards and any awards that are granted or modified after the date of adoption will be measured and accounted for under the provisions of SFAS No. 123R. Accordingly, financial statement amounts for prior periods have not been restated to reflect the fair value method of recognizing compensation cost relating to stock options. The Bank will continue to use straight-line recognition of expenses for awards with graded vesting.  The Bank utilizes a binomial pricing model for all grants. Expected volatility is based on the historical volatility of the price of the Bank’s stock. The Bank uses historical data to estimate option exercise and stock option forfeiture rates within the valuation model. The expected term of options granted for the binomial model is derived from applying a historical suboptimal exercise factor to the contractual term of the grant. For binomial pricing, the risk-free rate for periods is equal to the U.S. Treasury yield at the time of grant and commensurate with the contractual term of the grant.

Other Real Estate Owned

Other real estate owned, which represents real estate acquired through foreclosure, or deed in lieu of foreclosure in satisfaction of commercial and real estate loans, is carried at the lower of cost or estimated fair value less the estimated selling costs of the real estate. The fair value of the property is based upon a current appraisal. The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a loan charge off if fair value is lower. Subsequent to foreclosure, management periodically performs valuations and the OREO property is carried at the lower of carrying value or fair value, less costs to sell. The determination of a property’s estimated fair value incorporates (1) revenues projected to be realized from disposal of the property, (2) construction and renovation costs, (3) marketing and transaction costs, and (4) holding costs (e.g., property taxes, insurance and homeowners’ association dues). Any subsequent declines in the fair value of the OREO property after the date of transfer are recorded through a write-down of the asset. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to current operations.

Introduction

Effective July 3, 2008, Oak Valley Community Bank became a subsidiary of Oak Valley Bancorp, a newly established bank holding company. Oak Valley Bancorp operates Oak Valley Community Bank as a community bank in the general commercial banking business, with our primary market encompassing the California Central Valley around Oakdale and Modesto, and the Eastern Sierras. As such, unless otherwise noted, all references are about Oak Valley Community Bank.

Overview of Results of Operations and Financial Condition

•                  The Company recognized net income of $553,159 and $1,328,956 for the three and six month periods ended June 30, 2008 as compared with $1,003,300 and $2,004,846 for the same periods in 2007, respectively.  The factors resulting in this decrease will be discussed below.

•                   Net interest income increased $428,058 or 9.2% and $635,262 or 6.9% for the three and six month periods ended June 30, 2008, respectively, compared to the same periods in 2007.  These increases were primarily due to increases in the net interest margin of 30 and 20 basis points for the three and six month periods ended June 30, 2008, respectively.  The net interest margin increase is attributable primarily to liabilities repricing faster than assets in the current declining rate environment and a reduction of high cost certificates of deposit which were replaced by core deposits and FHLB advances with a lower interest rate.

•                   The provision for loan losses in the three and six month periods ended June 30, 2008 increased by $320,000 and $295,000, respectively, compared to the same periods in 2007, due to loan growth, an increase in the level of non-accrual loans and management’s assessment of the appropriate level for the allowance for loan losses.

•                   For the three and six month periods ended June 30, 2008, non-interest income increased by $129,521 or 23.9% and $212,610 or 19.8%, respectively, from the same period in 2007, primarily due to increased service charges on deposits as described below.

•                   Non-interest expense increased by $1.12 million or 32.5% and $1.87 million or 27.6%, for the three and six month periods ended June 30, 2008, respectively, as compared to the same periods in 2007, principally due to increased costs for salaries and benefits and a $451,000 OREO market value write down recorded in the second quarter of 2008.

•                   Total assets increased by $21.8 million or 4.8% (9.6% annualized), from December 31, 2007.  Total net loans increased by $12.97 million, or 3.4% (6.8% annualized), from December 31, 2007 to June 30, 2008, while deposits decreased by $19.2 million or 5.1% (10.2% annualized).

Income Summary

For the three and six month periods ended June 30, 2008, the Company recorded net income of $553,159 and $1,328,956, a decrease of $450,141 and $675,890, respectively, as compared to the $1,003,300 and $2,004,846 in net income for the same periods in 2007.  Return on average assets (annualized) was 0.47% and 0.58% for the second quarter and six month period of 2008, respectively, as compared with 0.90% and 0.91% for the same periods of 2007.  Annualized return on average equity was 5.01% and 6.09% for the second quarter and six month period of 2008, respectively, as compared with 11.04% and 11.27% for the same periods of 2007.

Earnings before provisions for income taxes for the second quarter and six month period of 2008 was down $881,834 and $1,312,335, respectively from the comparable 2007 periods.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary

(In thousands)

	Effect on Pre-Tax Income	Effect on Pre-Tax Income
	Increase (Decrease)	Increase (Decrease)
	Three Months	Six Months
Change from 2007 to 2008 in:
Net interest income	$428	$635
Provision for loan losses	(320)	(295)
Non-interest income	131	213
Non-interest expense	(1,121)	(1,865)
Change in income before income taxes	$(882)	$(1,312)

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Bank’s operating income.  For the three and six month period ended June 30, 2008, net interest income was $5.08 million and $9.89 million, respectively, an increase of $428,000 or 9.2% and $635,000 or 6.9% from the comparable periods in 2007.

The net interest margin (net interest income as a percentage of average interest earning assets) was 4.77% and 4.68%, respectively, for the three and six month periods ended June 30, 2008, an increase of 30 and 20 basis points as compared to the same periods in 2007.  The increase in the net interest margin in 2008 was principally attributable to the change in the deposit mix from high cost certificates of deposit to lower cost core deposit accounts which caused the rate on interest-bearing liabilities to decrease faster than the rate on earning assets.

The following tables shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company and the Bank on those assets and liabilities for the three and six month periods ended June 30, 2008 and 2007:

Net Interest Analysis

(Dollars in thousands)

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Average Balance	Interest Income/ Expens	Avg Rate/ Yield	Average Balance	Interest Income/ Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$393,044	$6,796	6.93%	$380,748	$7,637	8.05%
Investment securities (2)	35,041	409	4.68%	34,988	420	4.81%
Federal funds sold	867	4	2.07%	4,510	60	5.31%
Interest-earning deposits	95	0	1.27%	91	1	4.94%
Total interest-earning assets	429,047	7,209	6.74%	420,336	8,118	7.75%
Total noninterest earning assets	37,796			26,802
Total Assets	466,843			444,615
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	143,698	842	2.35%	121,969	1,150	3.78%
NOW deposits	56,367	101	0.72%	52,969	148	1.12%
Savings deposits	17,993	73	1.62%	17,208	140	3.27%
Time certificates of deposit $100,000 or more	37,546	360	3.85%	66,457	823	4.97%
Other time deposits	39,684	335	3.38%	49,235	588	4.79%
Other borrowings	64,550	398	2.47%	43,916	587	5.36%
Total interest-bearing liabilities	359,839	2,109	2.35%	351,754	3,436	3.92%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	60,034			55,348
Other liabilities	2,991			3,580
Total noninterest-bearing liabilities	63,025			58,929
Shareholders’ equity	43,980			36,456
Total liabilities and shareholders’ equity	$466,843			$447,138
Net interest income		$5,100			$4,681
Net interest spread(3)			4.39%			3.83%
Net interest margin(4)			4.77%			4.47%

(1)  Loan fees have been included in the calculation of interest income. Loan fees were approximately $271,000 and $326,000 for the three months ended June 30, 2008 and 2007, respectively.  Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs.

(2) Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents based on a federal Marginal tax rate of 34%.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

	Six months ended June 30, 2008			Six Months Ended June 30, 2007
	Average Balance	Interest Inc / Exp	Avg Rate/ Yield	Average Balance	Interest Inc / Exp	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$390,570	$13,736	7.05%	$380,632	$15,167	7.99%
Investment securities (2)	34,212	816	4.78%	35,396	818	4.64%
Federal funds sold	732	10	2.62%	3,272	86	5.29%
Interest-earning deposits	395	1	0.52%	124	3	4.50%
Total interest-earning assets	425,908	14,563	6.86%	419,424	16,075	7.69%
Total noninterest earning assets	34,573			25
Total Assets	460,481			444,615
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	142,044	1,821	2.57%	117,745	2,124	3.62%
NOW deposits	55,137	196	0.71%	53,187	296	1.12%
Savings deposits	16,864	180	2.14%	16,546	282	3.42%
Time certificates of deposit $100,000 or more	42,573	887	4.18%	69,725	1,715	4.93%
Other time deposits	41,457	784	3.79%	49,658	1,169	4.72%
Other borrowings	53,803	766	2.86%	44,830	1,176	5.26%
Total interest-bearing liabilities	351,878	4,634	2.64%	351,691	6,762	3.86%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	61,916			53,457
Other liabilities	3,191			3,582
Total noninterest-bearing liabilities	65,107			57,039
Shareholders’ equity	43,496			35,886
Total liabilities and shareholders’ equity	$460,481			$444,615
Net interest income		$9,929			$9,313
Net interest spread(3)			4.22%			3.83%
Net interest margin(4)			4.68%			4.45%

(1)  Loan fees have been included in the calculation of interest income. Loan fees were approximately $549,000 and $687,000 for the six months ended June 30, 2008 and 2007, respectively. Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs.

(2) Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents based on a federal Marginal tax rate of 34%.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three and six month periods ended June 30, 2008 and 2007.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated proportionately among both variances.

Rate / Volume Variance Analysis

(In thousands)

	For the Three Months Ended June 30,
	2008 vs 2007
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1)	$247	$(1,088)	$(841)
Investment securities	1	(12)	(11)
Federal funds sold	(48)	(7)	(55)
Interest-earning deposits	0	(1)	(1)
Total interest income	$200	$(1,108)	$(908)

Interest expense:
Money market deposits	205	(514)	(309)
NOW deposits	9	(56)	(47)
Savings deposits	6	(74)	(68)
Time CD $100K or more	(358)	(105)	(463)
Other time deposits	(114)	(139)	(253)
Other borrowings	276	(463)	(187)
Total interest expense	$24	$(1,351)	$(1,327)

Change in net interest income	$176	$243	$419

(1)  Loan fees have been included in the calculation of interest income. Loan fees were approximately $271,000 and $326,000 for the three months ended June 30, 2008 and 2007, respectively.  Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs.

Rate/Volume Analysis of Net Interest Income

(in thousands)

	For the Six Months Ended June 30,
	2008 vs 2007
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1)	$396	$(1,827)	$(1,431)
Investment securities	(27)	25	(2)
Federal funds sold	(67)	(10)	(77)
Interest-earning deposits	6	(8)	(2)
Total interest income	$308	$(1,820)	$(1,512)

Interest expense:
Money market deposits	$438	$(742)	$(304)
NOW deposits	11	(110)	(99)
Savings deposits	5	(108)	(103)
Time CD $100K or more	(668)	(161)	(829)
Other time deposits	(193)	(192)	(385)
Other borrowings	235	(643)	(408)
Total interest expense	$(172)	$(1,956)	$(2,128)

Change in net interest income	$480	$136	$616

(1)  Loan fees have been included in the calculation of interest income. Loan fees were approximately $549,000 and $687,000 for the six months ended June 30, 2008 and 2007, respectively. Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs.

The table above reflects the rates decline has impacted liabilities slightly more than assets as indicated by the increase of $136,000 in net interest income due to the rate change.  The increased loan volume and the overall change in mix of deposit balances contributed an increase of $480,000 to net interest margin.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from the sale of loans.  For the three and six month period ended June 30, 2008, non-interest income was $672,369 and $1,285,952, an increase of $129,521 or 23.9% and $212,610 or 19.8%, respectively, from the same period in 2007.

The following table shows the major components of non-interest income:

Non-Interest Income

(In thousands)

Non-Interest Income

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2008	2007	$ chg	% chg	2008	2007	$ chg	% chg
Service charges on deposits	$344	$275	$69	25.4%	$647	$540	$107	19.8%
Earnings on cash surrender of life ins	99	44	55	127.5%	181	87	94	106.9%
Mortgage commissions	22	52	(30)	(58.4)%	71	152	(81)	(53.1)%
Other	207	172	35	20.1%	387	294	93	31.7%
	$672	$543	$129	23.9%	$1,286	$1,073	$213	19.8%

Service charges on deposits increased by $69,000 or 25.4% and $107,000 or 19.8% in the three and six month periods ended June 30, 2008, respectively, as compared to the same periods in 2007, which is primarily due to increases in the number of demand deposit accounts opened during the first six months of 2008.  The Bank continues to expand its offerings to the consumer and business depositor. Currently, the Bank is pursuing a strategy to increase its core deposit base further by expanding the Bank’s offering of remote deposit capture products as well as cash management products for current and prospective business depositors.  In addition, Earnings on cash surrender of life insurance increased by $55,000 and 94,000 as a result of the $4.74 million invested in additional life insurance policies on certain officers and directors during the first quarter of 2008.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following table shows the major components of non-interest expenses:

Non-Interest Expense

(In thousands)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2008	2007	$ change	% change	2008	2007	$ change	% change
Salaries and employee benefits	$2,435	$2,075	$360	17.3%	$4,881	$4,153	$728	17.5%
Occupancy expenses	670	555	115	20.8%	1,340	1,053	287	27.2%
Data processing fees	191	108	83	76.4%	369	216	153	70.8%
Telephone expenses	73	62	11	17.4%	144	124	20	16.4%
Other operating expenses	1,193	642	551	85.8%	1,884	1,207	677	56.1%
	$4,562	$3,442	$1,120	32.5%	$8,618	$6,753	$1,865	27.6%

Non-interest expenses increased by $1.12 million or 32.5% and $1.87 million or 27.6% for the three and six months ended June 30, 2008, as compared to the same periods of 2007.  Salaries and employee benefits increased $360,000 and $728,000 for the three and six months ended June 30, 2008, as compared to the same periods of 2007 as a result of additional facilities, in Stockton and Oakdale, and corresponding branch personnel, as well as continued additions to the Bank’s administrative and support personnel, positioning the Bank for continued growth.  These additional facilities were the primary reason for the increase in occupancy expense of $115,000 and $287,000 for the three and six months ended June 30, 2008, as compared to the same periods of 2007.

Management anticipates that noninterest expense will continue to increase as we continue to grow.  However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Income Taxes

Income tax expense for the three and six months ended June 30, 2008, were $198,307 and $643,555, respectively, a decrease of $431,693 or 68.5% and $636,445 or 49.7% for the same periods in 2007.  The effective tax rate (income tax expense as a percentage of pre-tax income) for the second quarter and six month period of 2008 was 26.4% and 32.6%, respectively, compared with 38.6% and 39.0% for the same period in 2007.  The disparity between the effective tax rates in 2008 as compared to 2007 is primarily due to tax credits from California Enterprise Zones and low income housing projects as well as tax free-income on loans within these enterprise zones and municipal securities and loans that comprise a larger proportion of pre-tax income in 2008 as compared to 2007.

Balance Sheet Analysis

At June 30, 2008, consolidated assets totaled $476.1 million, as compared with $454.3 million at December 31, 2007.  This represents an increase of $21.8 million (a 9.6% annual rate) since December of 2007.  Total net loans increased $12.97 million (a 6.8% annual rate) over that period, while deposits decreased $19.2 million (10.2% annualized) and shareholders’ equity increased $1.4 million over that same period.

Asset Quality

Nonperforming assets consist of loans on non-accrual status, loans 90 days or more past due and still accruing interest, loans restructured, where the terms of repayment have been renegotiated resulting in a reduction or deferral of interest or principal, and other real estate owned (“OREO”).

Loans are generally placed on non-accrual status when they become 90 days past due, unless management believes the loan is adequately collateralized and in the process of collection. The past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower has experienced some changes in financial status, causing an inability to meet the original repayment terms, and where we believe the borrower will eventually overcome those circumstances and repay the loan in full. OREO consists of properties acquired by foreclosure or similar means and which management intends to offer for sale.

Non-accrual loans totaled $2.89 million at June 30, 2008, as compared to $9.09 million at December 31, 2007.  The non-accrual loans as of June 30, 2008 are loans made to 3 borrowers all for the purpose of residential construction.

OREO totals $3.55 million as of June 30, 2008 and consists of two properties that were acquired through foreclosure including residential land lots and a commercial real estate property.

The following table presents information about the Company’s non-performing loans, including asset quality ratios as of June 30, 2008 and December 31, 2007:

Non-Performing Assets

(in thousands)

	June 30	December 31
	2008	2007
Loans in nonaccrual status	$2,888	$9,087
Loans past due 90 days or more and accruing	12	721
Restructured loans	—	—
Total nonperforming loans	2,900	9,808
Other real estate owned	3,547
Total nonperforming assets	$6,447	$9,808

Allowance for loan losses	$4,321	$4,507

Asset quality ratios:
Non-performing assets to total assets	1.35%	2.16%
Non-performing loans to total loans	0.72%	2.54%
Allowance for loan losses to total loans	1.08%	1.16%
Allowance for loan losses to total non-performing loans	149%	46%

Allowance for Loan and Lease Losses

In anticipation of credit risk inherent in our lending business, we set aside allowances through charges to earnings. Such charges were not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. The charges made for the outstanding loan portfolio were credited to the allowance for loan losses, whereas charges for off-balance sheet items were credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Bank recorded loan loss provisions of $440,000 and $585,000 for the three and six month periods in 2008, respectively, a $320,000 and $295,000 increase from the provisions recorded in the same periods of 2007.

The allowance for loan losses decreased by 4.1%, or $186,000, to $4.32 million at June 30, 2008, as compared with $4.51 million at December 31, 2007.  Despite the increases in loan loss provisions, chargeoffs associated with non-accrual loans resulted in the net decrease in the allowance for loan losses, as of June 30, 2008.  The weak business climate adversely impacted the financial conditions of certain clients and increased our net loan charge-off to $755,000, for the first six months of 2008, compared to $8,000 for the first six months of 2007. The growth of our loan portfolio has contributed to lower the allowance for loan losses as a percentage of total loans to1.08% at June 30, 2008 as compared to 1.16% at December 31, 2007.

Management reviews these conditions with our senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specific, identifiable problem credit or portfolio segment as of the evaluation date, management’s evaluation of the inherent loss related to such condition is reflected in the unallocated allowance. Although management has allocated a portion of the allowance to specific loan categories, the adequacy of the allowance is considered in its entirety.

The following table provides an analysis of the changes in the ALLL for the three-month periods ended June 30, 2008 and 2007:

Allowance for Loan and Lease Losses

(dollars in thousands)

	Six Months Ended
	June 30,
	2008	2007
Balance at beginning of period	$4,507	$4,341
Provision for loan losses	585	290
Loans charged off	(759)	(43)
Recoveries of previous charge-offs	4	35
Net charge-offs	(755)	(8)
Reclassification of reserve related to off-balance-sheet commitments	(16)	23
Balance at end of period	$4,321	$4,600

Allowance for loan losses as a percentage of:
Period end loans	1.08%	1.22%
Non-performing loans	149.04%	N/A
As a percentage of average loans (annualized):
Net charge-offs	.39%	.00%
Provision for loan losses	.29%	.14%

The Bank makes provisions for loan losses when required to bring the total allowance for loan and lease losses to a level deemed appropriate for the level of risk in the loan portfolio.  At least quarterly, management conducts an assessment of the overall quality of the loan portfolio and general economic trends in the local market.  The determination of the appropriate level for the allowance is based on that review, considering such factors as historical experience, the volume and type of lending conducted, the amount of and identified potential loss associated with specific nonperforming loans, regulatory policies, general economic conditions, and other factors related to the collectibility of loans in the portfolio.

Although management believes the allowance at June 30, 2008 was adequate to absorb potential losses from any known and inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect our service areas or other variables will not result in increased losses in the loan portfolio in the future.

Investment Activities

Investments are a key source of interest income. Management of our investment portfolio is set in accordance with strategies developed and overseen by our Investment Committee. Investment balances, including cash equivalents and interest-bearing deposits in other financial institutions, are subject to change over time based on our asset/liability funding needs and interest rate risk management objectives. Our liquidity levels take into consideration anticipated future cash flows and all available sources of credits and are maintained at levels management believes are appropriate to assure future flexibility in meeting anticipated funding needs.

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

The Bank holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of June 30, 2008, and December 31, 2007, we had $0.75 million, and $3.81 million, respectively, in federal funds sold.

Investment Securities

Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing an interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk. Investment securities that we intend to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale.  Currently, all of our investment securities are classified as available-for-sale. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income.

Deposits

Total deposits at June 30, 2008 were $358.2 million, a $19.2 million or 5.1% decrease from the deposit total of $377.3 million at December 31, 2007. The average deposits remained flat at $360 million for the six month period ended June 30, 2008 and 2007.

Deposits

(in thousands)

		December 31,	Six months change
	June 30, 2008	2007	$	%

Demand	$59,368	$68,151	$(8,783)	(12.9)%

NOW	56,073	54,497	1,576	2.9%

Money Market	152,706	138,414	14,292	10.3%

Savings	17,395	16,438	957	5.8%

Time Deposits < 100K	28,841	42,228	(13,387)	(31.7)%

Time Deposits > $100K	43,776	57,620	(13,844)	(24.0)%

	$358,159	$377,348	$(19,189)	(5.1)%

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. A number of clients carry deposit balances of more than 1% of our total deposits, but only one customer had a deposit balance of more than 3% of total deposits at June 30, 2008.

Since our deposit growth strategy emphasizes core deposit growth we have avoided relying on brokered deposits as a consistent source of funds.  We had no brokered deposits as of June 30, 2008 or December 31, 2007.

Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. Our outstanding FHLB advances increased by $40.4 million at June 30, 2008, to  $71.4 million, compared to $31.0 million at December 31, 2007 due to the decrease in deposits. See “Liquidity Management” below for the details on the FHLB borrowings program.

Capital Ratios

We are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can trigger regulatory actions that could have a material adverse effect on our financial statements and operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that rely on quantitative measures of our assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The following table shows the Bank’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at June 30, 2008, December 31, 2007:

Oak Valley Bancorp Capital Ratios

(dollars in thousands)

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2008:
Total Capital (to Risk-Weighted Assets)	$48,423	10.90%	$44,434	10%	$35,548	8%
Tier 1 Capital (to Risk-Weighted Assets)	$43,877	9.87%	$26,661	6%	$17,774	4%
Tier 1 Capital (to Average Assets)	$43,877	9.40%	$23,342	5%	$18,674	4%

As of December 31, 2007:
Total Capital (to Risk-Weighted Assets)	$47,311	11.13%	$42,493	10%	$33,994	8%
Tier 1 Capital (to Risk-Weighted Assets)	$42,594	10.02%	$25,496	6%	$16,997	4%
Tier 1 Capital (to Average Assets)	$42,594	9.42%	$22,614	5%	$18,092	4%

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all time to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, loans and securities available for sale. Our liquid assets at June 30, 2008 was $56.4 million compared to $59.9 million at December 31, 2007.  Our liquidity level measured as the percentage of liquid assets to total assets was 11.8% and 13.2% at June 30, 2008 and December 31, 2007, respectively.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of June 30, 2008, our borrowing capacity from the FHLB was approximately $95 million and the outstanding balance was $71.4 million, or approximately 75% of our borrowing capacity. We also maintain 2 lines of credit with correspondent banks to purchase up to $20 million in federal funds.

Off-Balance-Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of June 30, 2008 and December 31, 2007, we had commitments to extend credit of $83.7 million and $81.40 million, respectively, which includes obligations under letters of credit of $2.68 million and $1.14 million, respectively,

The effect on our revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

Effects of Inflation and Economic Issues

Inflation primarily impacts us by its effect on interest rates. Our primary source of income is net interest income, which is affected by changes in interest rates. We attempt to limit the impact of inflation on our net interest margin through management of rate-sensitive assets and liabilities and the analysis of interest rate sensitivity. The effect of inflation on premises and equipment as well as noninterest expenses has not been significant for the periods covered in this report. Our business is generally not seasonal.

Item 3.                                                                     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.                                                             Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e) promulgated under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this report was being prepared.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting in the first six months of 2008.

PART II - OTHER INFORMATION

Item 1.                                                                     Legal Proceedings

There are no material legal proceedings to which the Company is a party or to which any of its property is subject.

Item 1A.                                                            Risk Factors

Not applicable.

Item 2.                                                                     Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2008, in connection with its initial capitalization, Oak Valley Bancorp issued 100 shares of its common stock to Ronald C. Martin and 100 shares of its common stock to Christopher Courtney pursuant to an exemption under Section 4(2) of the 1933 Securities Act, as amended.

Item 3.                                                                     Defaults Upon Senior Securities

None.

Item 4.                                                                     Submission of Matters to a Vote of Security Holders

 The annual meeting of the shareholders of Oak Valley Community Bank, our wholly owned subsidiary, was held on June 16, 2008. Three proposals were submitted to a vote of the shareholders.  The following is a brief description of the matters voted upon, as well as the outcome of each vote:

1.               To elect ten members to serve on the Company’s Board of Directors for a term of one year:

Nominee	For	Withheld
Donald Barton	5,694,022	121,217
Christopher Courtney	5,708,968	106,271
James L. Gilbert	5,731,904	83,335
Thomas A. Haidlen	5,733,667	81,572
Michael Q. Jones	5,726,477	88,762
Arne J. Knudsen	5,720,314	94,925
Ronald C. Martin	5,715,748	99,491
Roger M. Schrimp	5,722,067	93,172
Danny L. Titus	5,744,908	70,331
Richard J. Vaughn	5,750,386	64,853

2. To approve a plan of merger and reorganization pursuant to which Oak Valley Bancorp would become the holding company for Oak Valley Community Bank and each outstanding share of Bank common stock will be converted into one share of common stock of Oak Valley Bancorp, as follows:

Votes For:	4,166,111
Against:	120,658
Abstain:	29,612

3.               To ratify the appointment of Moss Adams LLP as the Bank’s independent auditors:

Votes For:	5,772,708
Against:	11,690
Abstain:	30,841

Item 5.                                                                     Other Information

None.

Item 6.                                                                     Exhibits

Exhibit	Description

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oak Valley Bancorp
Date: August 14, 2008	By:	/s/ RICHARD A. MCCARTY
Richard A. McCarty
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit	Description

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003