Form 10-Q
period 2008-09-30
Oak Valley Bancorp
filed 2008-11-14
CIK 1431567

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 7,658,252 shares of common stock outstanding as of September 30, 2008.

Oak Valley Bancorp

September 30, 2008

Index

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets at September 30, 2008, December 31, 2007		3

Condensed Consolidated Statements of Earnings for the Three and Nine Month Periods Ended September 30, 2008 and 2007		4

Condensed Consolidated Statements of Changes of Shareholders’ Equity for the Nine-Month Period Ended September 30, 2008 and Year Ended December 31, 2007		5

Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2008 and 2007		6

Notes to Consolidated Financial Statements		7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4T.	Controls and Procedures	28

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Submission of Matters to a Vote of Security Holders	29
Item 5.	Other Information	29
Item 6.	Exhibits	29

OAK VALLEY BANCORP

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and due from banks	$10,263,546	$10,397,951
Federal funds sold	375,000	3,805,000

Cash and cash equivalents	10,638,546	14,202,951

Securities available for sale	32,899,653	33,372,624
Loans, net of allowance for loan loss of $4,649,723 in 2008 and $4,506,753 in 2007	411,032,444	382,264,026
Bank premises and equipment, net	10,244,896	10,108,620
Other real estate owned	4,364,693	—
Accrued interest and other assets	20,930,919	14,310,569

	$490,111,151	$454,258,790

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$365,229,560	$377,347,776
Accrued interest and other liabilities	2,730,165	3,549,624
FHLB advances	78,000,000	31,000,000

Total liabilities	445,959,725	411,897,400

Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, no par value; 10,000,000 shares authorized and 7,658,252 shares and 7,607,780 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	23,019,218	22,843,171
Additional paid-in capital	1,904,073	1,748,380
Retained earnings	19,148,174	17,723,646
Accumulated other comprehensive income, net of tax	79,961	46,193

Total shareholders’ equity	44,151,426	42,361,390

	$490,111,151	$454,258,790

See accompanying notes

OAK VALLEY BANCORP

CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	3 MONTHS ENDED		9 MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007

Interest and fees on loans	$7,040,391	$7,632,002	$20,750,394	$22,765,409
Interest on securities available for sale	403,064	409,574	1,205,973	1,203,435
Interest on federal funds sold	4,254	54,543	13,831	140,877
Interest on deposits with banks	566	832	1,592	3,621

Total interest income	7,448,275	8,096,951	21,971,790	24,113,342

Deposits	1,700,868	2,986,791	5,568,872	8,573,026
FHLB advances	455,441	243,046	1,214,339	1,389,833
Federal funds purchased	238	8,067	7,554	36,979

Total interest expense	2,156,547	3,237,904	6,790,765	9,999,838

Net interest income	5,291,728	4,859,047	15,181,025	14,113,504

Provision for loan losses	602,000	145,000	1,187,000	435,000

Net interest income after provision for loan losses	4,689,728	4,714,047	13,994,025	13,678,504

Service charges on deposits	337,264	267,723	984,556	807,853
Earnings on cash surrender value of life insurance	99,241	43,615	249,103	102,231
Mortgage commissions	23,410	14,404	94,859	166,868
Other	174,557	170,410	561,250	463,928

Total Non-interest income	634,472	496,152	1,889,768	1,540,880

Salaries and employee benefits	2,319,467	2,121,404	7,200,869	6,274,485
Occupancy expenses	675,728	603,483	2,015,674	1,656,663
Data processing fees	193,009	169,036	562,007	385,131
Telephone expenses	74,360	64,226	218,742	188,255
Other operating expenses	1,272,645	614,323	3,125,421	1,792,342

Total Non-interest expense	4,535,209	3,572,472	13,122,713	10,296,876

Earnings before provision for income taxes	788,991	1,637,727	2,761,080	4,922,508

Provision for income taxes	239,595	668,270	883,150	1,948,270

NET EARNINGS	$549,396	$969,457	$1,877,930	$2,974,238

Net Earnings Per Share	$0.07	$0.13	$0.25	$0.41
Net Earnings Per Share - assuming dilution	$0.07	$0.13	$0.24	$0.40

See accompanying notes

OAK VALLEY BANCORP

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	YEAR ENDED DECEMBER 31, 2007 AND THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2008
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income	Income	Equity

Balances, January 1, 2007	7,103,243	17,648,475	$1,502,004	$15,243,222	$	$(204,772)	$34,188,929
Stock offering	456,431	5,020,739					5,020,739
Stock offering expense		(25,000)					(25,000)
Stock options exercised	48,106	198,957					198,957
Tax benefit of stock options exercised			116,303				116,303
Cash dividends ($0.19 per share)				(1,444,697)			(1,444,697)
Stock based compensation			130,073				130,073
Comprehensive income
Net changes in unrealized gain on available-for-sale securities (net of income tax of $163,169)					$250,965	250,965	250,965
Net earnings				3,925,121	3,925,121		3,925,121
Comprehensive income					$4,176,086
Balances, December 31, 2007	7,607,780	22,843,171	$1,748,380	$17,723,646		$46,193	$42,361,390
Stock options exercised	50,472	176,047					176,047
Tax benefit of stock options exercised			54,195				54,195
Cash dividends ($0.05 per share)				(382,943)			(382,943)
Stock based compensation			101,498				101,498
Cumulative effect of adopting EITF 06-04 (net of tax of $49,383)				(70,459)			(70,459)
Comprehensive income
Net changes in unrealized gain on available-for-sale securities (net of income tax of $21,956)					$33,768	33,768	33,768
Net earnings				1,877,930	1,877,930		1,877,930
Comprehensive income					$1,911,698
Balances, September 30, 2008	7,658,252	23,019,218	$1,904,073	$19,148,174		$79,961	$44,151,426

OAK VALLEY BANCORP

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	9 MONTHS ENDED SEPTEMBER 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,877,930	$2,974,238
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for loan losses	1,187,000	435,000
Depreciation, amortization and accretion, net	835,826	739,164
Stock-based compensation expense	101,498	97,531
Excess tax benefits from stock-based payment arrangements	(54,195)	(125,252)
Gain on sale of premises and equipment	(2,428)	(14,400)
Decrease (increase) in accrued interest receivable	100,599	(62,496)
Decrease in accrued interest payable and other liabilities	(939,301)	(5,262,914)
Increase in other assets	(1,899,326)	(872,418)

Net cash from operating activities	1,207,603	(2,091,547)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(6,459,330)	(12,713,175)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	6,995,919	14,580,990
Net increase in loans	(34,320,111)	(7,737,243)
Purchase of BOLI policies	(4,740,000)	0
Proceeds from sales of premises and equipment	47,778	14,400
Net purchases of premises and equipment	(1,025,346)	(5,430,134)

Net cash from investing activities	(39,501,090)	(11,285,162)

CASH FLOWS FROM FINANCING ACTIVITIES:
FHLB advanced funds	205,463,000	97,784,000
FHLB payments	(158,463,000)	(107,434,000)
Federal funds advances	63,175,000	(144,110,000)
Federal funds payments	(63,175,000)	143,160,000
Dividends paid	(382,943)	(1,444,697)
Net increase in demand deposits and savings accounts	6,249,207	28,906,000
Net decrease in time deposits	(18,367,424)	(21,278,141)
Excess tax benefits from stock-based payment arrangements	54,195	125,252
Proceeds from sale of common stock and exercise of stock options	176,047	5,188,736

Net cash from financing activities	34,729,082	897,150

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,564,405)	(12,479,559)

CASH AND CASH EQUIVALENTS,
beginning of period	14,202,951	27,819,177

CASH AND CASH EQUIVALENTS,
end of period	$10,638,546	$15,339,618

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$7,860,601	$10,457,367
Income taxes	$890,000	$1,776,000

NON-CASH INVESTING ACTIVITIES:
Real estate acquired through foreclosure	$4,364,693	$0
Net change in unrealized gain/loss on available-for-sale securities	$55,724	$88,548

NON-CASH INVESTING ACTIVITIES:
Tax benefit from stock options exercised	$54,195	$125,252
Cumulative effect of adopting EITF 06-04	$119,842	$0

See accompanying notes

OAK VALLEY BANCORP

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

The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the nine month period ended September 30, 2008  are not necessarily indicative of the results of a full year’s operations. For further information, refer to the audited financial statements and footnotes included in the Company’s annual report for the year ended December 31, 2007.

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Correction of Errors, the Company adjusted its financial statements to apply SAB No. 108 retrospectively. As a result of the change in accounting principle, the following adjustments to the financial statements were made:

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

OAK VALLEY BANCORP

 NOTES TO CONDENSED FINANCIAL STATEMENTS

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

OAK VALLEY BANCORP

 NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 – LOANS

Loan totals were as follows:

	SEPTEMBER 30,	DECEMBER 31,
	2008	2007
Loans
Commercial real estate	$240,059,833	$208,309,072
Commercial	40,308,203	45,496,794
Real estate construction	90,631,577	83,173,030
Agriculture	23,886,459	31,429,970
Residential real estate and consumer	21,778,213	19,400,263

Total loans	416,664,285	387,809,129

Less:
Deferred loan fees and costs, net	(982,118)	(1,038,350)
Allowance for loan losses	(4,649,723)	(4,506,753)

Net loans	$411,032,444	$382,264,026

Changes in the allowance for loan losses were as follows:

	SEPTEMBER 30,	DECEMBER 31,
	2008	2007

Balance, beginning of year	$4,506,753	$4,341,062
Provision charged to operations	1,187,000	555,000
Loans charged off	(1,032,913)	(401,510)
Loan recoveries	4,491	4,275
Reclassification of reserve related to off-balance-sheet commitments	(15,608)	7,926

Balance, end of period	$4,649,723	$4,506,753

OAK VALLEY BANCORP

 NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 – LOANS (CONTINUED)

Effective July 1, 2008, the expense associated with the allowance for off-balance-sheet commitments is recorded separately as a component of other expenses.  The $15,608 reclassification from the allowance for loan losses to other liabilities is a non-recurring adjustment.

The total recorded investment in impaired loans at September 30, 2008, was $2,175,362 which had a loan loss reserve of $305,807.  The total recorded investment in impaired loans at December 31, 2007, was $9,087,462 which had a loan loss reserve of $461,694.  No interest income was recognized on impaired loans, while considered impaired during 2008 and 2007.  As of September 30, 2008 we had no funding commitments on impaired loans.

NOTE 4 – OTHER REAL ESTATE OWNED

As of September 30, 2008, seven loans with outstanding balances of $4,364,693 were reclassified to other real estate owned.

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of carrying amount of the loan or fair value of the property at the date of foreclosure less selling costs.  Subsequent to foreclosure, valuations are periodically performed and any subject revisions in the estimate of fair value are reported as adjustment to the carrying value of the real estate, provided the adjusted carrying amount does not exceed the original amount at foreclosure.  Revenues and expenses from operations and changes in the valuation allowance are included in other operating expenses.

NOTE 5 - OTHER POST-RETIREMENT BENEFIT PLANS

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

OAK VALLEY BANCORP

 NOTES TO CONDENSED FINANCIAL STATEMENTS

During January 2008, the Bank entered into split-dollar life insurance agreements with certain officers. In connection with the implementation of the split-dollar agreements, the Bank purchased single premium life insurance policies on the life of each of the officers covered by the split-dollar life insurance agreements. The Bank is the owner of the policies and the partial beneficiary in an amount equal to the cash surrender value of the policies.

The combined cash surrender value of all Bank-owned life insurance policies was $9,768,990 and $4,749,230 at September 30, 2008 and December 31, 2007, respectively.

OAK VALLEY BANCORP

 NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 6 - FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2008 Using
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets and liabilities measured on a recurring basis:
Available-for-sale securities	$32,899,653	$—	$32,899,653	$—

Assets and liabilities measured on a non-recurring basis:
Impaired Loans	$1,867,372	$—	$—	$1,867,372

The fair value of securities available for sale equals quoted market price, if available.  If quoted market prices are not available, fair value is determined using quoted market prices for similar securities.  Changes in fair market value are recorded in other comprehensive income net of tax.  SFAS No. 157

OAK VALLEY BANCORP

 NOTES TO CONDENSED FINANCIAL STATEMENTS

applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. At September 30, 2008, impaired loans had a principal balance of $2,175,362, with a valuation allowance of $305,807 at September 30, 2008.  Upon being classified as impaired, charge offs were taken to reduce the balance of each loan to an estimate of the collateral fair market value less cost to dispose. This estimate was a level 3 valuation.  There was no direct impact on the income statement.  The charge-offs were recorded as a debit to the allowance for loan losses.

NOTE 7 – EARNINGS PER SHARE

The Bank computes earnings per share (“EPS”) in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires the presentation of basic EPS, which does not consider the effect of common stock equivalents and diluted EPS, which considers all dilutive common stock equivalents.

	THREE MONTHS ENDED		NINE MONTHS ENDED
In thousands (except share and per	SEPTEMBER 30,		SEPTEMBER 30,
share amounts)	2008	2007	2008	2007
BASIC EARNINGS PER SHARE

Net income	$549,396	$969,457	$1,877,930	$2,974,238
Weighted average shares outstanding	7,658,252	7,567,719	7,636,687	7,283,187
Net income per share	$0.07	$0.13	$0.25	$0.41

DILUTED EARNINGS PER SHARE

Net income	$549,396	$969,457	$1,877,930	$2,974,238
Weighted average shares outstanding	7,658,252	7,567,719	7,636,687	7,283,187
Effect of dilutive stock options	84,839	150,049	100,363	159,817
Weighted average shares of common stock and common stock equivalents	7,743,091	7,717,768	7,737,050	7,443,004
Net income per diluted share	$0.07	$0.13	$0.24	$0.40

During the three and nine month periods ended September 30, 2008, anti-dilutive weighted average options to purchase 260,304 and 244,728 shares of common stock, respectively, in prices ranging from $7.00 to $15.67 were outstanding .   Anti-dilutive weighted average options of 181,794 and 192,610, respectively, were outstanding during the same three and nine month periods of 2007 with prices ranging from $12.23 to $15.67.  They were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. These options begin to expire in 2015.

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

Overview of Results of Operations and Financial Condition

•                     The Company recognized net income of $549,396 and $1,877,930 for the three and nine month periods ended September 30, 2008 as compared with $969,457 and $2,974,238 for the same periods in 2007, respectively.  The factors resulting in this decrease will be discussed below.

•                     Net interest income increased $432,681 or 8.9% and $1,067,521 or 7.6% for the three and nine month periods ended September 30, 2008, respectively, compared to the same periods in 2007.  These increases were primarily due to increases in the net interest margin of 9 and 17 basis points and increases in average earning assets of $27.8 million and $13.4 million for the three and nine month periods ended September 30, 2008, respectively.  The net interest margin increase is attributable primarily to liabilities repricing faster than assets in the current declining rate environment and a reduction of high cost certificates of deposit which were replaced by core deposits and FHLB advances with a lower interest rate.

•                     The provision for loan losses in the three and nine month periods ended September 30, 2008 increased by $457,000 and $752,000, respectively, compared to the same periods in 2007, due to loan growth, an increase in the level of non-accrual loans and management’s assessment of the appropriate level for the allowance for loan losses.

•                     For the three and nine month periods ended September 30, 2008, non-interest income increased by $138,320 or 27.9% and $348,888 or 22.6%, respectively, from the same period in 2007, primarily due to increased service charges on deposits and earnings on cash surrender value of life insurance policies as described below.

•                     Non-interest expense increased by $962,737 or 26.9% and $2,825,837 or 27.4%, for the three and nine month periods ended September 30, 2008, respectively, as compared to the same periods in 2007, principally due to increased costs for salaries and benefits and OREO year-to-date expenses of $936,370 due to overhead and market value write downs.

•                     Total assets increased $35.9 million or 7.9% from December 31, 2007.  Total net loans increased by $28.8 million, or 7.5% from December 31, 2007 to September 30, 2008, while deposits decreased by $12.1 million or 3.2%.

Income Summary

For the three and nine month periods ended September 30, 2008, the Company recorded net income of $549,396 and $1,877,930, a decrease of $420,061 and $1,096,308, respectively, as compared to the $969,457 and $2,974,238 in net income for the same periods in 2007.  Return on average assets (annualized) was 0.45% and 0.54% for the third quarter and nine month period of 2008, respectively, as compared with 0.87% and 0.90% for the same periods of 2007.  Annualized return on average equity was 4.91% and 5.72% for the third quarter and nine month period of 2008, respectively, as compared with 9.34% and 10.56% for the same periods of 2007.

Earnings before provisions for income taxes for the third quarter and nine month period of 2008 were down $848,736 and $2,161,428, respectively from the comparable 2007 periods.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary

(In thousands)

	Effect on Pre-Tax Income	Effect on Pre-Tax Income
	Increase (Decrease)	Increase (Decrease)
	Three Months	Nine Months
Change from 2007 to 2008 in:
Net interest income	$433	$1,068
Provision for loan losses	(457)	(752)
Non-interest income	138	349
Non-interest expense	(963)	(2,826)
Change in income before income taxes	$(849)	$(2,161)

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Bank’s operating income.  For the three and nine month period ended September 30, 2008, net interest income was $5.29 million and $15.18 million, respectively, an increase of $432,681 or 8.9% and $1,067,521 or 7.6% from the comparable periods in 2007.

The net interest margin (net interest income as a percentage of average interest earning assets) was 4.76% and 4.71%, respectively, for the three and nine month periods ended September 30, 2008, an increase of 9 and 17 basis points as compared to the same periods in 2007.  The increase in the net interest margin in 2008 was principally attributable to the change in the deposit mix from high cost certificates of deposit to lower cost core deposit accounts which caused the rate on interest-bearing liabilities to decrease faster than the rate on earning assets.

The following tables shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company and the Bank on those assets and liabilities for the three and nine month periods ended September 30, 2008 and 2007:

Net Interest Analysis

(Dollars in thousands)

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Average Balance	Interest Inc / Exp	Avg Rate/ Yield	Average Balance	Interest Inc / Exp	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$408,476	$7,047	6.84%	$376,253	$7,632	8.05%
Investment securities (2)	33,475	416	4.93%	34,666	433	4.96%
Federal funds sold	877	4	1.93%	4,268	55	5.07%
Interest-earning deposits	242	1	0.93%	77	1	4.28%
Total interest-earning assets	443,070	7,468	6.69%	415,264	8,121	7.76%
Total noninterest earning assets	39,090			28,340
Total Assets	482,160			443,604
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	153,260	927	2.40%	132,707	1,281	3.83%
NOW deposits	54,711	102	0.74%	53,262	150	1.12%
Savings deposits	15,225	47	1.23%	17,587	150	3.38%
Time certificates of deposit $100,000 or more	33,177	280	3.34%	65,214	813	4.94%
Other time deposits	43,696	346	3.14%	49,482	593	4.76%
Other borrowings	73,900	455	2.45%	19,215	251	5.18%
Total interest-bearing liabilities	373,969	2,157	2.29%	337,466	3,238	3.81%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	60,846			61,446
Other liabilities	2,999			3,498
Total noninterest-bearing liabilities	63,845			64,944
Shareholders’ equity	44,346			41,194
Total liabilities and shareholders’ equity	$482,160			$443,604
Net interest income		$5,311			$4,883
Net interest spread (3)			4.40%			3.95%
Net interest margin (4)			4.76%			4.67%

(1)  Loan fees have been included in the calculation of interest income. Loan fees were approximately $278,000 and $381,000 for the three months ended September 30, 2008 and 2007, respectively.  Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs.

(2) Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

Net Interest Analysis

(Dollars in thousands)

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Average Balance	Interest Inc / Exp	Avg Rate/ Yield	Average Balance	Interest Inc / Exp	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$396,583	$20,771	6.98%	$379,156	$22,799	8.04%
Investment securities (2)	33,964	1,244	4.88%	35,150	1,252	4.76%
Federal funds sold	780	14	2.36%	3,608	141	5.22%
Interest-earning deposits	146	2	1.45%	108	4	4.47%
Total interest-earning assets	431,473	22,031	6.80%	418,022	24,196	7.74%
Total noninterest earning assets	36,287			26,253
Total Assets	467,760			444,275
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	145,810	2,748	2.51%	122,787	3,405	3.71%
NOW deposits	54,994	298	0.72%	53,212	446	1.12%
Savings deposits	16,313	227	1.85%	16,897	432	3.42%
Time certificates of deposit $100,000 or more	39,418	1,166	3.94%	68,205	2,528	4.95%
Other time deposits	42,209	1,130	3.57%	49,598	1,762	4.75%
Other borrowings	60,551	1,222	2.69%	36,198	1,427	5.27%
Total interest-bearing liabilities	359,295	6,791	2.52%	346,897	10,000	3.85%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	61,556			56,149
Other liabilities	3,127			3,554
Total noninterest-bearing liabilities	64,683			59,703
Shareholders’ equity	43,782			37,675
Total liabilities and shareholders’ equity	$467,760			$444,275
Net interest income		$15,240			$14,196
Net interest spread(3)			4.28%			3.88%
Net interest margin(4)			4.71%			4.54%

(1)  Loan fees have been included in the calculation of interest income. Loan fees were approximately $828,000 and $1,068,000 for the  nine months ended September 30, 2008 and 2007, respectively. Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs.

(2) Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three and nine month periods ended September 30, 2008 and 2007.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated proportionately among both variances.

Rate / Volume Variance Analysis

(In thousands)

	For the Three Months Ended September 30,
	2008 vs 2007
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1)	$653	$(1,238)	$(585)
Investment securities	(15)	(3)	(18)
Federal funds sold	(43)	(7)	(50)
Interest-earning deposits	2	(2)	(0)
Total interest income	$597	$(1,250)	$(653)

Interest expense:
Money market deposits	198	(553)	(355)
NOW deposits	4	(53)	(49)
Savings deposits	(20)	(83)	(103)
Time CD $100K or more	(399)	(134)	(533)
Other time deposits	(69)	(178)	(248)
Other borrowings	715	(510)	205
Total interest expense	$429	$(1,511)	$(1,082)

Change in net interest income	$168	$261	$429

(1)  Loan fees have been included in the calculation of interest income. Loan fees were approximately $278,000 and $381,000 for the  three months ended September 30, 2008 and 2007, respectively.  Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs.

Rate/Volume Analysis of Net Interest Income

(in thousands)

	For the Nine Months Ended September 30,
	2008 vs 2007
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1)	$1,048	$(3,076)	$(2,028)
Investment securities	(42)	34	(8)
Federal funds sold	(110)	(17)	(127)
Interest-earning deposits	1	(3)	(2)
Total interest income	$897	$(3,062)	$(2,165)

Interest expense:
Money market deposits	$638	(1,295)	(657)
NOW deposits	15	(163)	(148)
Savings deposits	(15)	(190)	(205)
Time CD $100K or more	(1,067)	(295)	(1,361)
Other time deposits	(263)	(369)	(632)
Other borrowings	960	(1,165)	(205)
Total interest expense	$268	$(3,477)	$(3,209)

Change in net interest income	$629	$415	$1,044

(1)  Loan fees have been included in the calculation of interest income. Loan fees were approximately $828,000 and $1,068,000 for the nine months ended September 30, 2008 and 2007, respectively. Loans are net of the allowance for loan losses, deferred fees, unearned income, and related direct costs.

The table above reflects the rates decline has impacted liabilities slightly more than assets as indicated by the increase of $417,000 in net interest income due to the rate change.  The increased loan volume and the overall change in mix of deposit balances contributed an increase of $627,000 to net interest income.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from the sale of loans.  For the three and nine month period ended September 30, 2008, non-interest income was $644,691 and $1,930,643, an increase of $139,001 or 27.5% and $351,611 or 22.3%, respectively, from the same period in 2007.

The following table shows the major components of non-interest income:

Non-Interest Income

(In thousands)

Non-Interest Income

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2008	2007	$ chg	% chg	2008	2007	$ chg	% chg
Service charges on deposits	$337	$268	$69	26.0%	$985	$808	$177	21.9%
Earnings on cash surrender value of life insurance	99	44	55	127.5%	249	102	147	143.7%
Mortgage commissions	23	14	9	62.5%	95	167	(72)	(43.2)%
Other	175	171	4	2.4%	561	464	97	21.0%
	$634	$497	$137	27.9%	$1,890	$1,541	$349	22.6%

Service charges on deposits increased by $69,541 or 26.0% and $176,703 or 21.9% in the three and nine month periods ended September 30, 2008, respectively, as compared to the same periods in 2007, which is primarily due to increases in the number of demand deposit accounts opened during the first nine months of 2008.  The Bank continues to expand its offerings to the consumer and business depositor. Currently, the Bank is pursuing a strategy to increase its core deposit base further by expanding the Bank’s offering of remote deposit capture products as well as cash management products for current and prospective business depositors.  In addition, Earnings on cash surrender of life insurance increased by $55,626 and 146,872 as a result of the $4.74 million invested in additional life insurance policies on certain officers and directors during the first quarter of 2008.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following table shows the major components of non-interest expenses:

Non-Interest Expense

(In thousands)

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2008	2007	$ change	% change	2008	2007	$ change	% change
Salaries and employee benefits	$2,319	$2,121	$198	9.3%	$7,201	$6,274	$927	14.8%
Occupancy expenses	676	603	73	12.0%	2,016	1,657	359	21.7%
Data processing fees	193	169	24	14.2%	562	385	177	45.9%
Telephone expenses	74	64	10	15.8%	219	188	31	16.2%
OREO expenses	485	—	485		936	—	936
Other operating expenses	788	615	173	28.2%	2,189	1,793	396	22.1%
	$4,535	$3,572	$963	26.9%	$13,123	$10,297	$2,826	27.4%

Non-interest expenses increased by $962,737 or 26.9% and $2,825,837 or 27.4% for the three and nine months ended September 30, 2008, as compared to the same periods of 2007.  Salaries and employee benefits increased $198,063 and $926,384 for the three and nine months ended September 30, 2008, as compared to the same periods of 2007 as a result of additional facilities, in Stockton and Oakdale, and corresponding branch personnel, as well as continued additions to the Bank’s administrative and support personnel, positioning the Bank for continued growth.  These additional facilities were the primary reason for the increase in occupancy expense of $72,245 and $359,011 for the three and nine months ended September 30, 2008, as compared to the same periods of 2007.

Management anticipates that noninterest expense will continue to increase as we continue to grow.  However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Income Taxes

Income tax expense for the three and nine months ended September 30, 2008, was $239,595 and $883,150, respectively, a decrease of $428,675 or 64.1% and $1,065,120 or 54.7% for the same periods in 2007.  The effective tax rate (income tax expense as a percentage of pre-tax income) for the third quarter and nine month period of 2008 was 30.4% and 32.0%, respectively, compared with 40.8% and 39.6% for the same period in 2007.  The disparity between the effective tax rates in 2008 as compared to 2007 is primarily due to tax credits from California Enterprise Zones and low income housing projects as well as tax free-income on loans within these enterprise zones and municipal securities and loans that comprise a larger proportion of pre-tax income in 2008 as compared to 2007.

Balance Sheet Analysis

At September 30, 2008, consolidated assets totaled $490.1 million, as compared with $454.3 million at December 31, 2007.  This represents an increase of $35.8 million or 7.9% compared to December 31, 2007.  Total net loans increased $28.8 million or 7.5% over that period, while deposits decreased $12.1 million or 3.2% and shareholders’ equity increased $1.8 million or 4.2% over that same period.

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

Non-accrual loans totaled $2.17 million at September 30, 2008, as compared to $9.09 million at December 31, 2007.  The non-accrual loans as of September 30, 2008 are loans made to 4 borrowers for purposes of residential construction and commercial real estate.

OREO totals $4.36 million as of September 30, 2008 and consists of three properties that were acquired through foreclosure including residential land lots and a commercial real estate property.

The following table presents information about the Company’s non-performing loans, including asset quality ratios as of September 30, 2008 and December 31, 2007:

Non-Performing Assets

(in thousands)

	September 30	December 31
	2008	2007
Loans in nonaccrual status	$2,175	$9,087
Loans past due 90 days or more and accruing	—	721
Restructured loans	—	—
Total nonperforming loans	2,175	9,808
Other real estate owned	4,365
Total nonperforming assets	$6,540	$9,808

Allowance for loan losses	$4,650	$4,507

Asset quality ratios:
Non-performing assets to total assets	1.33%	2.16%
Non-performing loans to total loans	0.52%	2.54%
Allowance for loan losses to total loans	1.12%	1.16%
Allowance for loan losses to total non-performing loans	214%	46%

Allowance for Loan and Lease Losses

In anticipation of credit risk inherent in our lending business, we set aside allowances through charges to earnings. Such charges were not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. The charges made for the outstanding loan portfolio were credited to the allowance for loan losses, whereas charges for off-balance sheet items were credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Bank recorded loan loss provisions of $602,000 and $1,187,000 for the three and nine month periods in 2008, respectively, a $457,000 and $752,000 increase from the provisions recorded in the same periods of 2007.

The allowance for loan losses increased by 3.2%, or $142,970, to $4.65 million at September 30, 2008, as compared with $4.51 million at December 31, 2007.  The Bank recognized the increase in the allowance for loan losses during the first nine months of the year due to the loan loss provision of $1.19 million which was partially offset by loan chargeoffs.  The weak business climate adversely impacted the financial conditions of certain clients and increased net loan charge-offs by $1.03 million, for the first nine months of 2008, compared to $30,000 for the first nine months of 2007. The increase to the allowance for loan losses was outpaced by the growth of our loan portfolio which decreased the allowance for loan losses as a percentage of total loans to 1.12% at September 30, 2008 as compared to 1.16% at December 31, 2007.

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

The following table provides an analysis of the changes in the ALLL for the nine-month periods ended September 30, 2008 and 2007:

Allowance for Loan and Lease Losses

(dollars in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Balance at beginning of period	$4,507	$4,341
Provision for loan losses	1,187	435
Loans charged off	(1,032)	(32)
Recoveries of previous charge-offs	4	3
Net charge-offs	(1,029)	(29)
Reclassification of reserve related to off-balance-sheet commitments	(16)	10
Balance at end of period	$4,650	$4,757

Allowance for loan losses as a percentage of:
Period end loans	1.12%	1.23%
Non-performing loans	213.74%	391.29%
As a percentage of average loans (annualized):
Net charge-offs	.35%	.01%
Provision for loan losses	.40%	.15%

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

Although management believes the allowance at September 30, 2008 was adequate to absorb probable losses from any known and inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect our service areas or other variables will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

The Bank holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of September 30, 2008, and December 31, 2007, we had $10.64 million, and $14.20 million, respectively, in cash and cash equivalents.

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

Management has evaluated the investment securities portfolio to determine if the impairment of any security in an unrealized loss position is temporary or other than temporary.  Management has determined that no investment security is other than temporarily impaired.  The unrealized losses are due solely to interest rate changes.

Deposits

Total deposits at September 30, 2008 were $365.2 million, a $12.1 million or 3.2% decrease from the deposit total of $377.3 million at December 31, 2007.  Average deposits decreased $6.5 to $360.3 million for the nine month period ended September 30, 2008 as compared to the same period in 2007.

Deposits

(in thousands)

	September 30,	December 31,	Nine months change
	2008	2007	$	%
Demand	$58,292	$68,151	$(9,859)	(14.5)%

NOW	53,831	54,496	(666)	(1.2)%

MMDA	157,215	138,414	18,801	13.6%

Savings	14,411	16,438	(2,027)	(12.3)%

Time < 100K	45,419	42,228	3,192	7.6%

Time > $100K	36,062	57,621	(21,559)	(37.4)%

	$365,230	$377,348	$(12,118)	(3.2)%

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. A number of clients carry deposit balances of more than 1% of our total deposits, but only one customer had a deposit balance of more than 3% of total deposits at September 30, 2008.

Since our deposit growth strategy emphasizes core deposit growth we have avoided relying on brokered deposits as a consistent source of funds.  The only brokered deposit the Bank holds are from CDARS, a certificate of deposit program that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer.  The bank had $4.2 million in brokered deposits as of September 30, 2008 and none at December 31, 2007.

Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. Our outstanding FHLB advances increased by $47 million at September 30, 2008, to  $78.0 million, compared to $31.0 million at December 31, 2007 due to the decrease in deposits. See “Liquidity Management” below for the details on the FHLB borrowings program.

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

The following table shows the Oak Valley Community Bank’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at September 30, 2008, December 31, 2007:

Oak Valley Community Bank Capital Ratios

(dollars in thousands)

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2008:
Total Capital (to Risk-Weighted Assets)	$48,880	10.60%	$46,109	10%	$36,887	8%
Tier 1 Capital (to Risk-Weighted Assets)	$44,049	9.55%	$27,665	6%	$18,444	4%
Tier 1 Capital (to Average Assets)	$44,049	9.14%	$24,108	5%	$19,286	4%

As of December 31, 2007:
Total Capital (to Risk-Weighted Assets)	$47,311	11.13%	$42,493	10%	$33,994	8%
Tier 1 Capital (to Risk-Weighted Assets)	$42,594	10.02%	$25,496	6%	$16,997	4%
Tier 1 Capital (to Average Assets)	$42,594	9.42%	$22,614	5%	$18,092	4%

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all time to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. Our liquid assets at September 30, 2008 was $53.2 million compared to $59.9 million at December 31, 2007.  Our liquidity level measured as the percentage of liquid assets to total assets was 10.9% and 13.2% at September 30, 2008 and December 31, 2007, respectively.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of September 30, 2008, our borrowing capacity from the FHLB was approximately $101 million and the outstanding balance was $78 million, or approximately 77% of our borrowing capacity. We also maintain 2 lines of credit with correspondent banks to purchase up to $20 million in federal funds, for which there were no advances as of September 30, 2008.

Off-Balance-Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of September 30, 2008 and December 31, 2007, we had commitments to extend credit of $67.1 million and $81.40 million, respectively, which includes obligations under letters of credit of $2.68 million and $1.14 million, respectively,

The effect on our revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

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

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls over financial reporting in the first nine months of 2008.

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

Item 2.                                                                     Unregistered Sales of Equity Securities and Use of Proceeds

On July 3, 2008, in connection with the bank holding company reorganization between Oak Valley Community Bank, Oak Valley Bancorp issued 7,658,252 shares of its common stock to the shareholders of Oak Valley Community Bank pursuant to an exemption under Section 3(a)(12) of the 1933 Securities Act, as amended.

Item 3.                                                                     Defaults Upon Senior Securities

None.

Item 4.                                                                     Submission of Matters to a Vote of Security Holders

None.

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

Oak Valley Bancorp
Date: November 13, 2008	By:	/s/ RICHARD A. MCCARTY
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