Form 10-K
period 2008-12-31
Oak Valley Bancorp
filed 2009-03-31
CIK 1431567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

OAK VALLEY BANCORP

(Exact name of registrant as specified in its charter)

California	26-2326676
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 North Third Avenue Oakdale, California	95361
(Address of principal executive offices)	(Zip Code)

(209) 848-2265

(Registrant’s telephone number including area code)

Securities registered pursuant to  Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	The NASDAQ Stock Market, LLC

Securities registered pursuant to  Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange

Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file

such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes  ☒                                          No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of December 31, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $37,480,902 based on the closing price.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	Outstanding at March 30, 2009
[Common Stock, No par value per share]	7,661,627 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
NONE

PART I

ITEM 1.  BUSINESS OF OAK VALLEY BANCORP

Overview of the Business

Oak Valley Bancorp was incorporated on April 1, 2008 in California for the purpose of becoming Oak Valley Community Bank’s parent bank holding company. Effective July 3, 2008, Oak Valley Bancorp acquired all of the outstanding capital stock of Oak Valley Community Bank. The principal office of Oak Valley Bancorp is located at 125 North Third Avenue, Oakdale, California 95361 and its principal telephone is (209) 848-2265.

Oak Valley Bancorp is authorized to issue 50,000,000 shares of common stock, without par value, of which 7,661,627 are issued and outstanding, and 10,000,000 shares of preferred stock, without par value, of which 13,500 Series A preferred stock shares are issued or outstanding.

Oak Valley Community Bank commenced operations in May 1991.  We are an insured bank under the Federal Deposit Insurance Act and are a member of the Federal Reserve.  Since its formation, the Bank has provided basic banking services to individuals and business enterprises in Oakdale, California and the surrounding areas. The focus of the Bank is to offer a range of commercial banking services designed for both individuals and small to medium-sized businesses in the two main areas of service of the Bank: the Central Valley and the Eastern Sierras.

The Bank offers a complement of business checking and savings accounts for its business customers.  The Bank also offers commercial and real estate loans, as well as lines of credit.  Real estate loans are generally of a short-term nature for both residential and commercial purposes.  Longer-term real estate loans are generally made with adjustable interest rates and contain normal provisions for acceleration.  The Bank introduced a mortgage-lending program, Community Bank Lending Exchange (“CBLX”), at the beginning of 2003.  At December 31, 2008, the Bank has originated $205 million in loans for funding by CBLX.

The Bank also offers other services for both individuals and businesses including online banking, remote deposit capture, merchant services, night depository, extended hours, traveler’s checks, wire transfer of funds, note collection, and automated teller machines in a national network.  The Bank does not currently offer international banking or trust services although the Bank may make such services available to the Bank’s customers through financial institutions with which the Bank has correspondent banking relationships.  The Bank does not offer stock transfer services nor does it directly issue credit cards.

Expansion

Branch Expansion.    Over the past few years, our network of branches and loan production offices have been expanded geographically. As of December 31, 2008, we maintained twelve full-service branch offices (in addition to our main office). Beginning in October 1995, we started our geographic expansion outside of Oakdale, by opening a Loan Production Office in Sonora, California. We subsequently  opened a branch in Sonora and branches in Modesto.  In September 2000, we expanded into the Eastern Sierra, opening a branch in Bridgeport, California under the name Eastern Sierra Community Bank.  Since that time we have added branches in Mammoth Lakes and Bishop. During 2005 and through the first part of 2006, we aggressively increased our presence in the Central Valley, by opening branches.  In March 2007 our corporate headquarters expanded by adding an adjacent historical building located in downtown Oakdale to its complex.  We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as our needs and resources permit.

Bank Holding Company Reorganization.  Effective July 3, 2008, we entered into a bank holding company reorganization, whereby each of the Bank’s outstanding shares of common stock converted into an equal number of shares of common stock in Oak Valley Bancorp, which currently owns the Bank as its wholly-owned subsidiary. Management believes that operating the Bank within a holding company structure will, among other things, provide greater operating flexibility than is currently enjoyed by Oak Valley Community Bank; facilitate the acquisition of related businesses as opportunities arise; improve the Bank’s ability to diversify; enhance the Bank’s ability to remain competitive in the future with other companies in the financial services industry that are organized in a holding company structure; and improve the Bank’s ability to raise capital to support growth.  The reorganization was approved by the vote of the majority of the issued and outstanding shares of common stock.

Business Segments

We operate in two primary business segments: Retail Banking and Commercial Banking.  We determine operating results of each segment based on an internal management system that allocates certain expenses to each segment.  These segments are described in additional detail below:

Retail Banking.  The Bank offers a range of checking and savings accounts, including NOW and Super NOW accounts, overdraft protection, passbook savings accounts, certificates of deposit, money market certificates, and Individual Retirement Accounts (“IRA”).  To satisfy the lending needs of individuals in its service area, the Bank offers real estate and home equity financing, as well as consumer, automobile, and home improvement loans.

Commercial Banking.  The Bank offers a range of deposit and lending services to business customers.  More specifically, the Bank offers a variety of commercial loans for virtually any business, professional, or agricultural need. These include short-term working capital, operating lines of credit, equipment purchases, leasehold improvements, commercial real estate acquisitions or refinancing.  Currently, virtually all of the Bank’s business relationships are with customers located in the San Joaquin, Stanislaus, Tuolumne, Inyo and Mono Counties.

Primary Market Area

We conduct business from our main office in Oakdale, a city of approximately 19,300 located in Stanislaus County, California. Oakdale is approximately 15 miles from Modesto and sits at the foothills of the Sierra Nevada Mountains, at the edge of the California Central Valley agricultural area.  Through our branches, we serve customers in the Central Valley, from Fresno to Sacramento, and in foothill locations. We also reach into the Highway 395 corridor in the Eastern Sierras and in the towns of Bishop, Mammoth and Bridgeport.  Our lending activities are primarily focused in the counties of Stanislaus and San Joaquin and other surrounding counties within the Central Valley.  The Central Valley area has a total population of over 3 million.

The Central Valley area has the highest concentration of agricultural workforce in California, primarily operating in farming, forestry, or fishing.  The unemployment rates of the California Central Valley area, throughout the counties that are within the Bank’s primary market areas, have historically been higher than the national average.  The effects of the national housing crisis and credit crunch, and the effects of the national economic slowdown and cutbacks in consumer spending have contributed to an increase in the unemployment rate within our primary market area since last year. The number of job losses in the Central Valley are soaring and the unemployment rate is nearing 20 percent in some cities. Riverbank’s unemployment rate is 19.8 percent, the unemployment rate in Patterson is 18.5 percent, and in Stockton the unemployment rate is 15.8 percent.  Similar upward trends in job losses have been observed in Merced, Tuolumne, Calaveras and Mariposa Counties as well.  The commercial real estate market in the Central Valley area is experiencing a sizable decline due to the slowing demand from buyers directly affected by the housing market downturn.  Vacancies rates for retail, office and industrial spaces have risen since 2007 and will continue to rise in 2009.  Economic forecasts indicate that the impact from local housing market has impacted jobs, primarily related to construction, credit and related services and may continue to increase moving forward.

Despite the economic challenges that we are currently experiencing in the markets in which we operate, we believe that we operate in areas of the country that have sound economic fundamentals, driven by a variety of factors, which will provide us with continued lending and growth opportunities in the future.  Some of these factors includes the significant role of the agriculture industry in the creation of jobs through direct employment or related services; a developed network of transportation infrastructure including interstate freeways, nearby deep water ports, two major railroad providing local intermodal yards, and access to international airports in the Bay Area.  The California transportation commissioners announced on the March 11, 2009 that it will spend $46.7 million of state stimulus money to replace two aging bridges on Highway 99 in Merced County.  Such improvement of local infrastructure coupled with an inventory of available and affordable industrial land and buildings, dependable and affordable labor, and a quality of life and low cost of living,  could lead to population growth in the California Central Valley. These projects could also help to create new employment opportunities in the area.

Lending Activities

General.    Our loan policies set forth the basic guidelines and procedures by which we conduct our lending operations. These policies address the types of loans available, underwriting and collateral requirements, loan terms, interest rate and yield considerations, compliance with laws and regulations and our internal lending limits. Our Board of Directors reviews and approves our loan policies on an annual basis. We supplement our own supervision of the loan underwriting and approval process with periodic loan audits by experienced external loan specialists who review credit quality, loan documentation and compliance with laws and regulations. We engage in a full complement of lending activities, including:

• commercial real estate loans,

• commercial business lending and trade finance,

• Small Business Administration lending, and

• consumer loans, including automobile loans, home mortgages, credit lines and other personal loans.

As part of our efforts to achieve long-term stable profitability and respond to a changing economic environment in the California

Central Valley, we constantly evaluate a variety of options to augment our traditional focus by broadening the services and products we provide. Possible avenues of growth include more branch locations, expanded days and hours of operation and new types of lending.

Loan Procedures.    Loan applications may be approved by the Director Loan Committee of our Board of Directors, or by our management or lending officers, to the extent of their loan authority. Our Board of Directors authorizes our lending limits. Our President and Chief Credit Officer are responsible for evaluating the authority limits for individual credit officers and recommending lending limits for all other officers to the board of directors for approval.

We grant individual lending authority to our President, Chief Credit Officer, and to some department managers. Our highest management lending authority is combined administrative lending authority for unsecured and secured lending of $1,500,000, which requires the approval of our President or Chief Credit Officer. Loans for which direct and indirect borrower liability exceeds an individual’s lending authority are referred to our Board of Directors Loan Committee.

At December  31, 2008, our authorized legal lending limits were $9.5 million for unsecured loans plus an additional $15.9 million for specific secured loans. Legal lending limits are calculated in conformance with California law, which prohibits a bank from lending to any one individual or entity or its related interests an aggregate amount which exceeds 15% of primary capital plus the allowance for loan losses on an unsecured basis, plus an additional 10% on a secured basis. Our primary capital plus allowance for loan losses at December 31, 2008 totaled $63.6 million.

We seek to mitigate the risks inherent in our loan portfolio by adhering to certain underwriting practices. The review of each loan application includes analysis of the applicant’s prior credit history, income level, cash flow and financial condition, tax returns, cash flow projections, and the value of any collateral to secure the loan, based upon reports of independent appraisers and audits of accounts receivable or inventory pledged as security. In the case of real estate loans over a specified amount, the review of collateral value includes an appraisal report prepared by an independent, Bank-approved, appraiser.

Real Estate Loans.    We offer commercial real estate loans to finance the acquisition of new or the refinancing of existing commercial properties, such as shopping centers, office buildings, industrial buildings, warehouses, hotels, automotive industry facilities and multiple dwellings. At December 31, 2008, real estate loans constituted 83% of our loan portfolio, of which 63% were commercial loans.

Commercial real estate loans typically have 10-year maturities with up to 25-year amortization of principal and interest and loan-to-value ratios of not more than 75% of the appraised value or purchase price, whichever is lower. We usually impose a prepayment penalty during the period within 3 to 5 years of the date of the loan.

Construction loans are comprised of loans on commercial, residential and income producing properties that generally have terms of 1 year, with options to extend for additional periods to complete construction and to accommodate the lease-up period. We usually require 15% equity capital investment by the developer and loan to value ratios of not more than 75% of anticipated completion value.

Miniperm loans finance the purchase and/or ownership of commercial properties, including owner-occupied and income producing properties. We also offer miniperm loans as take-out financing with our construction loans. Miniperm loans are generally made with an amortization schedule ranging from 20 to 25 years, with a lump sum balloon payment due in 3 to 5 years.

Equity lines of credit are revolving lines of credit collateralized by junior deeds of trust on residential real properties. They generally bear a rate of interest that floats with our base rate or the prime rate, and have maturities of 10 years. From time to time, we purchase participation interests in loans made by other financial institutions. These loans are subject to the same underwriting criteria and approval process as loans made directly by us.

Our real estate loans are typically collateralized by first or junior deeds of trust on specific commercial properties and equity lines of credit, and are subject to corporate or individual guarantees from financially capable parties, as available. The properties collateralizing real estate loans are principally located in our primary market areas of the California Central Valley and the Eastern Sierra.  Real estate loans typically bear an interest rate that floats with our base rate, prime rate or another established index.

Our real estate portfolio is subject to certain risks, including (i) downturns in the California economy, (ii) interest rate increases, (iii) reduction in real estate values in the California Central Valley, (iv) increased competition in pricing and loan structure, and (v) environmental risks, including natural disasters.  As a result of the high concentration of the real estate loan in our loan portfolio, the current difficulties in the real estate markets could cause significant increases in nonperforming loans, which would reduce our profits.  A decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss.  Additionally, a decline in real estate values could adversely affect our portfolio of commercial real estate loans and could result in a decline in the origination of such loans.  However, we strive to reduce the exposure to such risks and seek to continue to maintain high quality in our real estate loans by (a) reviewing each loan request and each loan renewal individually, (b) using a dual signature approval system for the approval of each loan request for loans over a certain dollar amount, (c) adhering to written loan policies, including, among other factors, minimum collateral requirements, maximum loan-to-value ratio requirements, cash flow requirements and personal guarantees, (d) performing secondary appraisals from time to time, (e) conducting external independent credit review, and (f) conducting environmental reviews, where appropriate. We review each loan request on the basis of our ability to recover both principal and interest in view of the inherent risks.   We monitor and stress test our entire portfolio, evaluating debt coverage ratios and loan-to-value ratios, on a quarterly basis.  We monitor trends and evaluate exposure derived from simulated stressed market conditions.  The portfolio is stratified by owner classification (either owner occupied or non-owner occupied), product type, geography and size.

As of December 31, 2008, the aggregate loan-to-value of the entire commercial real estate portfolio was 54.9%.  Historical data suggests that the Bank continues to maintain strong LTV, which may serve as a cushion against precipitous reductions in real estate values.  Non-owner occupied real estate comprises 50.3% of the Bank’s total commitments, as of December 31, 2008.  The loan-to-value on the non-owner occupied segment was 51.4%, as of December 31, 2008.  The highest concentration by product type is office space, which comprised 16.7% of total loan commitments outstanding, as of December 31, 2008.  Our portfolio diversity in terms of both product types and geographic distribution, combined with strong debt coverage ratios, a low aggregate loan-to-value and a high percentage of owner-occupied properties, significantly mitigate the risks associated with excessive commercial real estate concentration. These elements contribute strength to our overall real estate portfolio despite the current weakness in the real estate market.

         Commercial Business Lending.    We offer commercial loans to sole proprietorships, partnerships and corporations, with an emphasis on the real estate related industry. These commercial loans include business lines of credit and commercial term loans to finance operations, to provide working capital or for specific purposes, such as to finance the purchase of assets, equipment or inventory. Since a borrower’s cash flow from operations is generally the primary source of repayment, our policies provide specific guidelines regarding required debt coverage and other important financial ratios.

Lines of credit are extended to businesses or individuals based on the financial strength and integrity of the borrower and are secured primarily by real estate, accounts receivable and inventory, and have a maturity of one year or less. Such lines of credit bear an interest rate that floats with our base rate, the prime rate, LIBOR or another established index.

Commercial term loans are typically made to finance the acquisition of fixed assets, refinance short-term debts or to finance the purchase of businesses. Commercial term loans generally have terms from one to five years. They may be collateralized by the asset being acquired or other available assets and bear interest rates which either floats with the Bank’s base rate, prime rate, LIBOR or another established index or is fixed for the term of the loan.

We also provide other banking services tailored to the small business market. We have focused recently on diversifying our loan portfolio, which has led to an increase in commercial real estate and commercial business loans to small and medium sized businesses.

Our portfolio of commercial loans is also subject to certain risks, including (i) downturns in the California economy, (ii) interest rate increases; and (iii) the deterioration of a borrower’s or guarantor’s financial capabilities. We attempt to reduce the exposure to such risks through (a) reviewing each loan request and renewal individually, (b) requiring a dual signature approval system, (c) mandating strict adherence to written loan policies, and (d) performing external independent credit review. In addition, we monitor loans based on short-term asset values on a monthly or quarterly basis. In general, during the term of the relationship, we receive and review the financial statements of  our borrowing customers on an ongoing basis, and we promptly respond to any deterioration that we note.

Small Business Administration Lending Services.    Small Business Administration, or SBA, lending, forms an important part of our business. Our SBA lending service places an emphasis on minority-owned businesses. Our SBA market area includes the geographic areas encompassed by our full-service banking offices in the California Central Valley and in the Eastern Sierra. Our SBA Loan Department has attained “Preferred Lender” status, which permits us to approve SBA guaranteed loans directly. As an SBA Preferred Lender, we provide quicker and more efficient service to our clientele, enabling them to obtain SBA loans in order to acquire new businesses, expand existing businesses, and acquire locations in which to do business, without having to go through the time consuming SBA approval process.

Although our participation in the SBA program is subject to the legislative power of Congress and the continued maintenance of our approved status by the SBA, we have no reason to believe that this program (and our participation therein) will not continue, particularly in view of the lengthy duration of the SBA program nationally.

Consumer Loans.    Consumer loans include personal loans, auto loans, home improvement loans, home mortgage loans, revolving lines of credit and other loans typically made by banks to individual borrowers. We provide consumer loan products in an effort to diversify our product line.

Our consumer loan portfolio is subject to certain risks, including:

• amount of credit offered to consumers in the market,

• interest rate increases, and

• consumer bankruptcy laws which allow consumers to discharge certain debts.

We attempt to reduce the exposure to such risks through the direct approval of all consumer loans by:

• reviewing each loan request and renewal individually,

• using a dual signature system of approval,

• strictly adhering to written credit policies and,

• performing external independent credit review.

Deposit Activities and Other Sources of Funds

Our primary sources of funds are deposits and loan repayments. Scheduled loan repayments are a relatively stable source of funds, whereas deposit inflows and outflows and unscheduled loan prepayments (which are influenced significantly by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors) are not as stable. Customer deposits also remain a primary source of funds, but these balances may be influenced by adverse market changes in the industry. We may resort to other borrowings, on an as needed basis, as follows:

• on a short-term basis to compensate for reductions in deposit inflows at less than projected levels, and

• on a longer-term basis to support expanded lending activities and to match the maturity of repricing intervals of assets.

We offer a variety of accounts for depositors, which are designed to attract both short-term and long-term deposits. These accounts include certificates of deposit, or “CDs”, regular savings accounts, money market accounts, checking and negotiable order of withdrawal, or “NOW”, accounts, installment savings accounts, and individual retirement accounts, or “IRAs”. These accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. As needs arise, we augment these customer deposits with brokered deposits. The more significant deposit accounts offered by us are described below:

Certificates of Deposit.    We offer several types of CDs with a maximum maturity of five years. The substantial majority of our CDs have a maturity of one to twelve months and typically pay simple interest credited monthly or at maturity.

Regular Savings Accounts.    We offer savings accounts that allow for unlimited deposits and withdrawals, provided that depositors maintain a $100 minimum balance. Interest is compounded daily and credited quarterly.

Money Market Account.    Money market accounts pay a variable interest rate that is tiered depending on the balance maintained in the account. Minimum opening balances vary. Interest is compounded daily and paid monthly.

Checking and NOW Accounts.    Checking and NOW accounts are generally non-interest and interest bearing accounts, respectively, and may include service fees based on activity and balances. NOW accounts pay interest, but require a higher minimum balance to avoid service charges.

Federal Home Loan Bank Borrowings.    To supplement our deposits as a source of funds for lending or investment, we borrow funds in the form of advances from the Federal Home Loan Bank. We regularly make use of Federal Home Loan Bank advances as part of our interest rate risk management, primarily to extend the duration of funding to match the longer term fixed rate loans held in the loan portfolio as part of our growth strategy.

As a member of the Federal Home Loan Bank system, we are required to invest in Federal Home Loan Bank stock based on a predetermined formula. Federal Home Loan Bank stock is a restricted investment security that can only be sold to other Federal Home Loan Bank members or redeemed by the Federal Home Loan Bank. As of December 31, 2008, we owned $3,803,700 in FHLB stock.

Advances from the Federal Home Loan Bank are typically secured by our entire real estate loan portfolio, which includes residential and commercial loans.  At December 31, 2008, our borrowing limit with the Federal Home Loan Bank was approximately $107 million.

Internet Banking

Since August 1, 2001, we have offered Internet banking service, which allows our customers to access their deposit accounts through the Internet. Customers are able to obtain transaction history and account information, transfer funds between accounts and make on-line bill payments. We intend to improve and develop our Internet banking products and delivery channels as the need arises and our resources permit.

Other Services

We also offer ATM machines located at branch offices, and customer access to an ATM network.

Marketing

Our business plan relies principally upon local advertising and promotional activity and upon personal contacts by our directors, officers and shareholders to attract business and to acquaint potential customers with our personalized services. We emphasize a high degree of personalized client service in order to be able to provide for each customer’s banking needs. Our marketing approach emphasizes the advantages of dealing with an independent, locally-managed and state chartered bank to meet the particular needs of consumers, professionals and business customers in the community. Our management continually evaluates all of our banking services with regard to their profitability and efforts and makes determinations based on these evaluations whether to continue or modify our business plan, where appropriate.

We do not currently have any plans to develop any new lines of business which would require a material amount of capital investment on our part.

Competition

Regional Branch Competition.    We consider our primary service area to be composed of the counties of San Joaquin, Stanislaus, Tuolumne, Inyo and Mono Counties.  The banking business in California generally, and in our primary service area, specifically, is competitive with respect to both loans and deposits and is dominated by a relatively small number of major banks which have many offices operating over wide geographic areas.  These include Wachovia, Wells Fargo Bank, Bank of America and Bank of the West. We compete for deposits and loans principally with these banks, as well as with savings and loan associations, thrift and loan associations, credit unions, mortgage companies, insurance companies, offerors of money market accounts and other lending institutions.

Among the advantages certain of these institutions have over us are their ability to finance extensive advertising campaigns and to allocate their investment assets to regions of highest yield and demand, their ability to offer certain services, such as international banking and trust services which are not offered directly by the Bank and, the ability by virtue of their greater total capitalization, to have substantially higher lending limits than we do.   In addition, as a result of increased consolidation and the passage of interstate banking legislation there is and will continue to be increased competition among banks, savings and loan associations and credit unions for the deposit and loan business of individuals and businesses.

In addition to competing with savings institutions, commercial banks compete with other financial markets for funds.  For instance, yields on corporate and government debt securities and other commercial paper affect the ability of commercial banks to attract and hold deposits.  Commercial banks also compete for available funds with money market funds.

As of June 30, 2008, our primary service areas contained one hundred seventy-five (175) banking offices, with approximately $10.5 billion in total deposits.  As of June 30, 2008, we had total deposits of approximately $358 million, which represented approximately 3.42% of the total deposits in the Bank’s primary service area.  There can be no assurance that the Bank will maintain its competitive position against current and potential competitors, especially those with greater resources than the Bank.  The deposits of the four (4) largest competing banks averaged approximately $112 million per office as of June 30, 2008.

In order to compete with major financial institutions in our primary service areas, we use to the fullest extent the flexibility that our independent status permits.  This includes an emphasis on specialized services, local promotional activity, and personal contacts by our officers, directors and employees.  In the event that there are customers whose needs exceed our lending limits, we may arrange for such loans on a participation basis with other financial institutions.  We also assist customers who require other services that we do not offer by obtaining such services from correspondent banks.  However, no assurance can be given that our continued efforts to compete with other financial institutions will be successful.

Other Competitive Factors.    Large commercial bank competitors have, among other advantages, the ability to finance wide-ranging and effective advertising campaigns and to allocate their investment resources to areas of highest yield and demand. Many of the major banks operating in our market area, such as Wells Fargo Bank and Bank of America, offer certain services that we do not offer directly (but some of which we offer through correspondent institutions). By virtue of their greater total capitalization, such banks also have substantially higher lending limits (restricted to a percentage of the bank’s total shareholders’ equity, depending upon the nature of the loan transaction) than we do.

In addition to other banks, our competitors include savings institutions, credit unions, and numerous non-banking institutions, such as finance companies, leasing companies, insurance companies, brokerage firms, and investment banking firms. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer money market and mutual funds, wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal finance software. Strong competition for deposit and loan products affects the rates of those products as well as the terms on which they are offered to customers.

The more general competitive trends in the industry include increased consolidation and competition. Strong competitors, other than financial institutions, have entered banking markets with focused products targeted at highly profitable customer segments. Many of these competitors are able to compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services in nearly all significant products areas. Mergers between financial institutions have placed additional pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues to remain competitive. Competition has also intensified due to the federal and state interstate banking laws, which permit banking organizations to expand geographically, and the California market has been particularly attractive to out-of-state institutions. The Financial Modernization Act, which has made it possible for full affiliations to occur between banks and securities firms, insurance companies, and other financial companies, is also expected to intensify competitive conditions.

Technological innovations have also resulted in increased competition in the financial services industry. Such innovations have, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that were previously considered traditional banking products. In addition, many customers now expect a choice of several delivery systems and channels, including telephone, mail, home computer, ATMs, self-service branches and/or in-store branches.

Business Concentration.    No individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. However, approximately 83% of our loan portfolio held for investment at December 31, 2008 consisted of real estate-related loans, including construction loans, miniperm loans, real estate mortgage loans and commercial loans secured by real estate. Moreover, our business activities are currently focused primarily in Central California, with the majority of our business concentrated in San Joaquin, Stanislaus, Tuolumne, Inyo and Mono Counties.  Consequently, our results of operations and financial condition are dependent upon the general trends in the Central California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in Central California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region.

Employees

As of December 31, 2008, we had 123 employees (101 full-time employees and 22 part-time employees). None of our employees are currently represented by a union or covered by a collective bargaining agreement. Management believes its employee relations are satisfactory.

Bank Holding Company Regulation

Upon effectiveness of the bank holding company  reorganization on July 2, 2008, we became subject to regulation under the Bank Holding Company Act of 1956, as amended (“BHCA”) which subjects Oak Valley Bancorp to Federal Reserve Board reporting and examination requirements.  Under the Federal Reserve Board’s regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks.

The BHCA regulates the activities of holding companies including acquisitions, mergers, and consolidations and, together with the Gramm-Leach Bliley Act of 1999, the scope of allowable banking activities.

Government Policies, Legislation, and Regulatory Initiatives

The banking and financial services business in which we engage is highly regulated. Such regulation is intended, among other things, to protect depositors insured by the FDIC and the entire banking system. The commercial banking business is also influenced by the monetary and fiscal policies of the federal government and the policies of the Board of Governors of the Federal Reserve System, also known as the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial intermediaries subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affects interest rates charged on loans and paid on deposits. Indirectly such actions may also impact the ability of non-bank financial institutions to compete with us. The nature and impact of any future changes in monetary policies cannot be predicted.

The laws, regulations and policies affecting financial services businesses are continuously under review by Congress and state legislatures and federal and state regulatory agencies. From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made in Congress, in the California legislature and by various bank regulatory agencies and other professional agencies. Changes in the laws, regulations or policies that impact us cannot necessarily be predicted, but they may have a material effect on our business and earnings.

As a California state-chartered bank whose accounts are insured by the FDIC up to a maximum of $250,000 (as approved on October 10, 2008 by the FDIC through the end of 2009), the Bank is subject to regulation, supervision and regular examination by the California Department of Financial Institutions and the FDIC. In addition, although we are not a member of the Federal Reserve System, we are subject to certain regulations of the Board of Governors of the Federal Reserve System. The regulations of these agencies govern most aspects of our business, including the filing of periodic reports, and activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits, and numerous other areas. Supervision, legal action and examination of us by the FDIC is generally intended to protect depositors and is not intended for the protection of our shareholders.

The following discussion of statutes and regulations affecting banks is only a summary and does not purport to be complete. This discussion is qualified in its entirety by reference to such statutes and regulations. No assurance can be given that the referenced statutes or regulations will not change in the future.

Capital Adequacy Requirements

The federal banking agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as federal banking agencies, to 100% for assets with relatively high credit risk. The higher the category, the more risk a bank is subject to and thus the more capital that is required.

The guidelines divide a bank’s capital into two tiers. Tier I includes common equity, retained earnings, certain non-cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries. Goodwill and other intangible assets (except for mortgage servicing rights and purchased credit card relationships, subject to certain limitations) are subtracted from Tier I capital. Tier II capital includes, among other items, cumulative perpetual and long-term, limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan losses (subject to certain limitations). Certain items are required to be deducted from Tier II capital. Banks must maintain a total risk-based ratio of 8%, of which at least 4% must be Tier I capital. As of December 31, 2008 and 2007, our Total Risk-Based Capital Ratios were 13.3% and 11.1%, respectively, and our Tier 1 Risk-Based Capital Ratios were 12.1% and 10.0%, respectively.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total average assets, referred to as the leverage ratio. Banks that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets, or “Leverage Capital Ratio”, of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. As of December 31, 2008 and 2007, our Leverage Capital Ratios were 11.8% and 9.4%, respectively.

Federal banking regulators may set capital requirements higher than the minimums described above for financial institutions whose circumstances warrant it. For example, a financial institution experiencing or anticipating significant growth may be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies have by regulation defined the following five capital categories:

• “well capitalized” (Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Ratio of 5%),

• “adequately capitalized” (Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Ratio of 4% or 3% if the institution receives the highest rating from its primary regulator),

• “undercapitalized” (Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; or Leverage Ratio of less than 4% or 3% if the institution receives the highest rating from its primary regulator),

• “significantly undercapitalized” (Total Risk-Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than

3%; or Leverage Ratio less than 3%), and

• “critically undercapitalized” (tangible equity to total assets less than 2%).

A bank may be treated as though it were in the next lower capital category if, after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as “critically undercapitalized” unless its actual capital ratio warrants such treatment.

At each successively lower capital category, an insured bank is subject to increased restrictions on its operations. For example, a bank is generally prohibited from paying management fees to any controlling persons or from making capital distributions, if to do so would make the bank “undercapitalized.” Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit written capital restoration plans meeting specified requirements (including a guarantee by the parent holding company, if any). “Significantly undercapitalized” banks are subject to broad regulatory authority, including among other things, capital directives, forced mergers, restrictions on the rates of interest they may pay on deposits, restrictions on asset growth and activities, and prohibitions on paying certain bonuses without FDIC approval. Even more severe restrictions apply to critically undercapitalized banks. Most importantly, except under limited circumstances, the appropriate federal banking agency is required to appoint a conservator or receiver for an insured bank not later than 90 days after the bank becomes critically undercapitalized.

In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential actions by federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the issuance of cease and desist orders, termination of insurance of deposits (in the case of a bank), the imposition of civil money penalties, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against “institution-affiliated” parties.

Dividends

The payment of cash dividends by the Bank to Oak Valley Bancorp is subject to restrictions set forth in the California Financial Code (the “Code”).  Prior to any distribution from the Bank to Oak Valley Bancorp, a calculation is made to ensure compliance with the provisions of the Code and to ensure that the Bank remains within capital guidelines set forth by the DFI and the FDIC. In the event that the intended distribution from the Bank to Oak Valley Bancorp exceeds the restriction in the Code, advance approval from DFI is required. While advance approval may be required from the DFI for up to three years if we terminate our participation in the U.S. Treasury Capital Purchase Program, Management does not believe that these regulations will limit dividends from the Bank to meet the operating requirements of Bancorp for the foreseeable future. See Note 19 to the Consolidated Financial Statements in Item 8 of this report.

As long as the U.S. Treasury holds an equity position in us, we are restricted from increasing our dividends per common share without prior approval from the U.S. Treasury until December 5, 2011. We are also precluded from paying any dividends on common shares if we are in arrears on payment of dividends on preferred shares which are payable quarterly at an annual rate of 5%.

Safety and Soundness Standards

Federal banking agencies have also adopted guidelines establishing safety and soundness standards for all insured depository institutions. Those guidelines relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan and institute enforcement proceedings, if an acceptable compliance plan is not submitted.

Premiums for Deposit Insurance

 Our deposits are insured by the FDIC to the maximum amount permitted by law which is currently $250,000 per depositor. On October 14, 2008, the FDIC announced the Temporary Transaction Account Guarantee Program to strengthen confidence in the banking system. The new rule also allows, at the participating FDIC-insured institutions’ option, full deposit insurance coverage for non-interest bearing transaction accounts regardless of the dollar amount until December 31, 2009.  We have elected to participate in the program by paying a 10 basis point surcharge on the non-interest bearing transaction accounts over $250,000.  In addition, the FDIC has finalized a new premium rate structure and has imposed a uniform increase in minimum assessment from five cents to twelve cents annually for every $100 of domestic deposits on institutions that are assigned to the lowest risk category for the first calendar quarter of 2009.  Effective April 1, 2009, assessment rates will be adjusted to differentiate for risk. Banks in the best risk category will pay a base rate from twelve to sixteen cents per $100 of deposits. Further, on February 27, 2009, the FDIC announced the imposition of a 20-basis-point emergency special assessment on all insured depository institutions on June 30, 2009 (will be collected on September 30, 2009). The rule also gives the FDIC the ability to impose future emergency special assessments of up to 10 basis points if necessary.

Community Reinvestment Act

We are subject to certain requirements and reporting obligations involving the Community Reinvestment Act, or “CRA”. The CRA generally requires federal banking agencies to evaluate the record of financial institutions in meeting the credit needs of local communities, including low and moderate-income neighborhoods. The CRA further requires that a record be kept of whether a financial institution meets its community credit needs, which record will be taken into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. In measuring a bank’s compliance with its CRA obligations, the regulators now utilize a performance-based evaluation system which bases CRA ratings on the bank’s actual lending service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” We were last examined for CRA compliance in August 15, 2005 and received a satisfactory CRA Assessment Rating.

Anti-Money Laundering Regulations

A series of banking laws and regulations beginning with the Bank Secrecy Act in 1970 require banks to prevent, detect, and report illicit or illegal financial activities to the federal government to prevent money laundering, international drug trafficking, and terrorism. Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with high risk customers, foreign financial institutions, and foreign individuals and entities.  We have extensive controls to comply with these requirements.

Privacy and Data Security

The Gramm-Leach Bliley Act (“GLBA”) of 1999 imposed requirements on financial institutions with respect to consumer privacy.  The GLBA generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure.  Financial institutions are further required to disclose their privacy policies to consumers annually.  The GLBA also directs federal regulators, including the FDIC, to prescribe standards for the security of consumer information.  We are subject to such standards, as well as standards for notifying consumers in the event of a security breach.  We must disclose our privacy policy to consumers and permit consumers to “opt out” of having non-public customer information disclosed to third parties.  We are required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal.  Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused.

Other Consumer Protection Laws and Regulations

Bank regulatory agencies are increasingly focusing on compliance with consumer protection laws and regulations. Examination and enforcement has become intense, and banks have been advised to monitor compliance carefully with various consumer protection laws and their implementing regulations. For example, the federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in home mortgage lending describing three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment, and evidence of disparate impact. In addition to CRA and fair lending requirements, we are subject to numerous other federal consumer protection statutes and regulations. Due to heightened regulatory concern related to compliance with consumer protection laws and regulations generally, we may incur additional compliance costs or be required to expend additional funds for investments in the local communities we serve.

Interstate Banking and Branching The Riegle-Neal

The Interstate Banking and Branching Efficiency Act of 1994, or “Interstate Banking Act,” regulates the interstate activities of banks and bank holding companies and establishes a framework for nationwide interstate banking and branching. Since June 1, 1997, a bank in one state has generally been permitted to merge with a bank in another state without the need for explicit state law authorization. However, states were given the ability to prohibit interstate mergers of banks in their own state by “opting-out” (enacting state legislation prohibiting such mergers) prior to June 1, 1997.

Since 1995, adequately capitalized and managed bank holding companies have been permitted to acquire banks located in any state, subject to two exceptions: first, any state may still prohibit bank holding companies from acquiring a bank which is less than five years old; and second, no interstate acquisition can be consummated by a bank holding company if the acquirer would control more than 10% of the deposits held by insured depository institutions nationwide or 30% or more of the deposits held by insured depository institutions in any state in which the target bank has branches.

A bank may establish and operate de novo branches in any state in which the bank does not maintain a branch, if that state has enacted legislation to expressly permit all out-of-state banks to establish branches in that state.

In 1995, California enacted legislation to implement important provisions of the Interstate Banking Act and to repeal California’s previous interstate banking laws, which were largely preempted by the Interstate Banking Act.

The changes effected by the Interstate Banking Act and California laws have increased competition in our market by permitting out-of-state financial institutions to enter our market areas directly or indirectly. We believe that the Interstate Banking Act has contributed to the accelerated consolidation of the banking industry. Although many large out-of-state banks have already entered the California market as a result of this legislation, it is not possible to predict the precise impact of this legislation on us and the competitive environment in which we operate.

USA Patriot Act of 2001

On October 26, 2001, President Bush signed the USA Patriot Act of 2001, or “Patriot Act”. The Patriot Act was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, and is intended to strengthen U.S. law enforcement’s and the intelligence community’s ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

• due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons,

• standards for verifying customer identification at account opening,

• rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering,

• reports by non-financial trades and business filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000, and

• filing of suspicious activities reports if they believe a customer may be violating U.S. laws and regulations.

Currently we are unable to quantify the impact the Patriot Act has had or may in the future have on our financial condition or results of operations.

The Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law The Sarbanes-Oxley Act of 2002, or “Sarbanes-Oxley Act”. The Sarbanes-Oxley Act addresses accounting oversight and corporate governance matters relating to the operations of public companies. During 2003, the Commission issued a number of regulations under the directive of the Sarbanes-Oxley Act significantly increasing public company governance-related obligations and filing requirements, including:

• the establishment of an independent public oversight of public company accounting firms by a board that will set auditing, quality and ethical standards for and have investigative and disciplinary powers over such accounting firms,

• the enhanced regulation of the independence, responsibilities and conduct of accounting firms which provide auditing services to public companies,

• the increase of penalties for fraud related crimes,

• the enhanced disclosure, certification, and monitoring of financial statements, internal financial controls and the audit process, and

• the enhanced and accelerated reporting of corporate disclosures and internal governance.

Furthermore, in November 2003, in response to the directives of the Sarbanes-Oxley Act, Nasdaq adopted substantially expanded corporate governance criteria for the issuers of securities quoted on the Nasdaq markets. The new Nasdaq rules govern, among other things, the enhancement and regulation of corporate disclosure and internal governance of listed companies and of the authority, role and responsibilities of their boards of directors and, in particular, of “independent” members of such boards of directors, in the areas of nominations, corporate governance, compensation and the monitoring of the audit and internal financial control processes.

The Sarbanes-Oxley Act, the Commission rules promulgated thereunder, and the new Nasdaq governance requirements have required the Bank to review its current procedures and policies to determine whether they comply with the new legislation and its implementing regulations. Oak Valley Bancorp will be primarily responsible for ensuring compliance with Sarbanes-Oxley and the Nasdaq governance rules, as applicable. Although the impact these new requirements will have upon the Oak Valley Bancorp’s and the Bank’s operations is not entirely clear, the Bank has already experienced an increase in expenditures associated with certain outside professional costs necessary for compliance.

The Emergency Economic Stabilization Act of 2008 and its Related Government Policies, Legislations, and Regulations

Dramatic negative developments in the latter half of 2007 in the subprime mortgage market and the securitization markets for such loans, together with volatility in oil prices and other factors, have resulted in uncertainty in the financial markets in general and a related economic downturn, which continued through 2008 and is anticipated to continue through 2009. Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many commercial and residential loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by many financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer delinquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly. Bank and bank holding company stock prices have been negatively affected as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. Bank regulators have been very aggressive in responding to concerns and trends identified in examinations, and this has resulted in the increased issuance of formal and informal enforcement orders and other supervisory actions requiring action to address credit quality, liquidity and risk management and capital adequacy, as well as other safety and soundness concerns.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted to restore confidence and stabilize the volatility in the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Initially introduced as the Troubled Asset Relief Program (“TARP”), the EESA authorized the United States Department of the Treasury (“U.S. Treasury”) to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies. Initially, $350 billion was made immediately available to the U.S. Treasury. On January 15, 2009, the remaining $350 billion was released to the U.S. Treasury.

On October 14, 2008, the U.S. Treasury announced its intention to inject capital into nine large U.S. financial institutions under the TARP Capital Purchase Program (the “TARP CPP”), and since has injected capital into many other financial institutions, including the Company. The U.S. Treasury initially allocated $250 billion towards the TARP CPP

In order to participate in the TARP CPP, financial institutions were required to adopt certain standards for executive compensation and corporate governance. These standards generally apply to the Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards include (1) ensuring that incentive compensation for named senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. The Company has complied with these requirements and will continue to comply.

The bank regulatory agencies, U.S. Treasury and the Office of Special Inspector General, also created by the EESA, have issued guidance and requests to the financial institutions that participated in the TARP CPP to document their plans and use of TARP CPP funds and their plans for addressing the executive compensation requirements associated with the TARP CPP. The Company has received and responded to that request.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law by President Obama. The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, the ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including the Company, until the institution has repaid the U.S. Treasury, which is now permitted under the ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate regulatory agency.

The ARRA executive compensation standards are more stringent than those currently in effect under the TARP CPP or those previously proposed by the U.S. Treasury. The new standards include (but are not limited to); (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock grants which do not fully vest during the TARP CPP period up to one-third of an employee’s total annual compensation, (ii) prohibitions on golden parachute payments for departures, (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria, (iv) prohibitions on compensation plans that encourage manipulation of reported earnings, (v) retroactive review of bonuses, retention awards and other compensation previously provided by TARP CPP recipients if found by the U.S. Treasury to be inconsistent with the purposes of TARP CPP or otherwise contrary to public interest, (vi) required establishment of a company-wide policy regarding “excessive or luxury expenditures,” and (vii) inclusion in a participant’s proxy statements for annual shareholder meetings of a nonbinding “Say on Pay” shareholder vote on the compensation of executives.

On February 23, 2009, the U.S. Treasury and the Federal bank regulatory agencies issued a Joint Statement providing further guidance with respect to the Capital Assistance Program announced February 10, 2009, including: (i) that should the “stress test” assessments of the major banks initiated February 25, 2009 indicate that an additional capital buffer is warranted, institutions will have an opportunity to turn first to private sources of capital otherwise; the temporary capital buffer will be made available from the government; (ii) such additional government capital will be in the form of mandatory convertible preferred shares, which would be converted into common equity shares only as needed over time to keep banks in a well-capitalized position and can be retired under improved financial conditions before the conversion becomes mandatory; and (iii) previous capital injections under the TARP CPP will also be eligible to be exchanged for the mandatory convertible preferred shares. The conversion of preferred shares to common equity shares would enable institutions to maintain or enhance the quality of their capital by increasing their tangible common equity capital ratios; however, such conversions would necessarily dilute the interests of existing shareholders.

On February 25, 2009, the first day the Capital Assistance Program was initiated, the U.S. Treasury released the actual terms of the program, stating that the purpose of the Capital Assistance Program is to restore confidence throughout the financial system that the nation’s largest banking institutions have a sufficient capital cushion against larger than expected future losses, should they occur due to a more severe economic environment, and to support lending to creditworthy borrowers. Under the terms of the Capital Assistance Program, eligible U.S. banking institutions with assets in excess of $100 billion on a consolidated basis are required to participate in coordinated supervisory assessments, which are forward-looking “stress test” assessments to evaluate the capital needs of the institution under a more challenging economic environment. Should this assessment indicate the need for the bank to establish an additional capital buffer to withstand more stressful conditions, these institutions may access the Capital Assistance Program immediately as a means to establish any necessary additional buffer or they may delay the Capital Assistance Program funding for six months to raise the capital privately. Eligible U.S. banking institutions with assets below $100 billion may also obtain capital from the Capital Assistance Program. The Capital Assistance Program is an additional program from the TARP CPP and is open to eligible institutions regardless of whether they participated in the TARP CPP.  The deadline to apply to participate in the Capital Assistance Program is May 25, 2009. Recipients of capital under the Capital Assistance Program will be subject to the same executive compensation requirements as if they had received TARP CPP.

Environmental Regulations

In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

Other Pending and Proposed Legislation

Other legislative and regulatory initiatives which could affect us and the banking industry, in general, are pending and additional initiatives may be proposed or introduced before the United States Congress, the California legislature and other governmental bodies in the future. Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions, and may subject us to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation. We cannot predict whether, or in what form, any such legislation or regulations may be enacted or the extent to which our business would be affected thereby.

Available Information

The Company maintains an Internet website at http://www.ovcb.com.  The Company makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and other information related to the Company free of charge, through this site as soon as reasonably practicable after it electronically files those documents with, or otherwise furnishes them to, the SEC. The Company’s internet website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our main office is located in a complex at 125 North Third Avenue, Oakdale, CA 95361, in downtown Oakdale.  The building has an automated teller machine and onsite parking.  The Bank’s complex occupies approximately 20,000 square feet of space.

Property Location and Address	Square Footage	Monthly Rent	Lease Expiration Date	Lease Extension Options

Oakdale, 125 N. 3rd Ave.	9,600	n/a*	n/a*	n/a
Oakdale, 338 F Street	9,860		3/2017	three, 5-year term extensions
Sonora	2,500		4/2010	n/a
Modesto, 12th & I Street	4,500		3/2016	two, 5-year term extensions
Bridgeport	2,875	n/a*	n/a*	n/a
Mammoth Lakes	1,856	n/a*	n/a*	n/a
Bishop	3,680		8/2014	two, 5-year term extensions
Modesto Dale	4,500		3/2015	two, 5-year term extensions
Turlock	2,400		1/2015	two, 5-year term extensions
Patterson	2,100	n/a*	n/a*	n/a*
Escalon	3,500		4/2021	two, 5-year term extensions
Ripon	1,800		1/2011	two, 5-year term extensions
Stockton	8,000		12/2022	two, 5-year term extensions

* The Bank owns this property.

Management has determined that all of its premises are adequate for its present and anticipated level of business.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company is a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates its exposure to these claims and proceedings individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is estimable and the loss is probable.

We believe that there are no material litigation matters at the current time. Although the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of any such claims and proceedings will not have a material adverse impact on the Company’s financial position, liquidity, or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our shareholders during the fourth quarter of the year ended December 31, 2008 covered by this report.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Price Range of Common Stock

The common stock of the Bank was traded on The NASDAQ OTCBB under the symbol “OVYB” until January 14, 2009.  On January 15, 2009 our common stock began trading on The NASDAQ Capital Market under the symbol “OVLY.”  The following table sets forth the high and low closing bid prices (which reflect prices between dealers and do not include retail markup, markdown or commission and may not represent actual transactions) for the current year and the three calendar years ended December 31, 2008, 2007 and 2006, respectively.  From time to time, during the periods indicated, trading activity in our common stock was infrequent.  The source of the quotes is The Nasdaq Stock Market, LLC.

	Closing Sale Price(1)(2)
For Calendar Quarter Ended	High	Low

June 30, 2006	16.75	13.35
September 30, 2006	16.00	12.75
December 31, 2006	14.75	12.55
March 31, 2007	13.03	10.80
June 30, 2007	11.35	10.90
September 30, 2007	11.00	9.17
December 31, 2007	10.05	7.52
March 31, 2008	8.49	8.49
June 30, 2008	8.00	6.50
September 30, 2008	7.50	6.30
December 31, 2008	7.00	3.55

On March 27, 2009 the closing price of our common stock was $4.25 per share; and there were approximately 545 shareholders of record of the common stock and 7,661,627 outstanding shares of common stock.

(1) Figures in the table have been retroactively adjusted to reflect a three-for-two stock split in January 2005 and a three-for-two stock split in January 2006.

(2) Figure through June 30, 2008 refer to Bank common stock prices.

Dividends

Our ability to pay any cash dividends will depend not only upon our earnings during a specified period, but also on our meeting certain capital requirements.

Shareholders are entitled to receive dividends only when and if dividends are declared by our Board of Directors. Although we have paid dividends in the past, it is no guarantee that we will continue paying cash dividends in the future.

Prior to the bank holding company reorganization in 2008, the Bank has historically declared and paid a dividend on its common stock every year since 1996.  Dividends for the year ended December 31, 2008, 2007 and 2006 were $0.075, $0.19 and $0.19 per share of common stock, respectively.

The following table shows stock splits declared for the four years ended December 31, 2008:

Declaration Date	Payable Date	Record Date	Type

November 17, 2004	January 14, 2005	January 3, 2005	Three-for-two stock split
November 16, 2005	January 17, 2006	January 3, 2006	Three-for-two stock split

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 with respect to shares of our common stock that are  issued and currently outstanding under the Bank’s 1998 Restated Stock Option Plan (the “1998 Restated Stock Option Plan”), and the number of shares that are authorized to be issued under the Company’s 2008 Stock Option Plan (the “2008 Equity Plan”) Figures in the table have been retroactively adjusted to reflect three-for-two stock splits in August 2005 and 2006.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under 2008 Equity Plan (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders	420,455	$6.97	1,500,000
Equity Compensation Plans Not Approved by Shareholders		Not applicable	0
Total	420,455	$6.97	1,500,000

Recent Sales of Unregistered Securities

On December 5, 2008, the Company completed the sale to the U.S. Treasury of $13.5 million of preferred stock and warrants as part of the TARP CPP pursuant to an exemption under Section 4(2) of the Securities Act of 1933, as amended.  Pursuant to the terms of  such offering, the Company issued and sold to the U.S. Treasury (i) 13,500 shares of the Company’s Series A Fixed Rate Cumulative Perpetual Preferred Stock, having a liquidation preference of $1,000 per share and (ii) a warrant to purchase up to 350,346 shares of the Company’s common stock, no par value. Under the terms of the TARP CPP, the Company is prohibited from increasing dividends on its common stock, and from making certain repurchases of equity securities, including its common stock, without the U.S. Treasury’s consent.  Furthermore, as long as the preferred stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including the Company’s common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. Restrictions related to the payment of dividends on common stock are disclosed under “Dividends” of the section above of this Form 10-K.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Forward-Looking Statements

This discussion of financial results includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “1934 Act”). Those sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ significantly from projected results.

Our forward-looking statements include descriptions of plans or objectives of Management for future operations, products or services, and forecasts of our revenues, earnings or other measures of economic performance. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. They often include the words “believe,” “expect,” “intend,” “estimate” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could” or “may.”

Forward-looking statements are based on Management’s current expectations regarding economic, legislative, and regulatory issues that may impact our earnings in future periods. A number of factors - many of which are beyond Management’s control - could cause future results to vary materially from current Management’s expectations. Such factors include, but are not limited to, general economic conditions, the current financial turmoil in the United States and abroad, changes in interest rates, deposit flows, real estate values and competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services. Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

The following discussion explains the significant factors affecting our operations and financial position for the periods presented, and includes the statistical disclosures required by Securities and Exchange Commission Guide 3 (“Statistical Disclosure by Bank Holding Companies”).  The discussion should be read in conjunction with our financial statements and the notes related thereto which appear elsewhere in this registration statement.

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

In the bank holding company reorganization, each outstanding shares of common stock of the bank was exchange for an equal number of shares of common stock of Oak Valley Bancorp, which now owns the Bank as its wholly-owned subsidiary. Management believes that operating the Bank within a holding company structure will, among other things:

• provide greater operating flexibility than is currently enjoyed by us.

• facilitate the acquisition of related businesses as opportunities arise.

• improve our ability to diversify.

• enhance our ability to remain competitive in the future with other companies in the financial services industry that are organized in a holding company structure.

• enhance our ability to raise capital to support growth.

As of December 31, 2008, we had approximately $508 million in total assets, $422 million in total loans, and $378 million in total deposits.

Over the past few years, our network of branches and loan production offices have been expanded geographically. We currently maintain twelve full-service offices.  We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as our needs and resources permit.

2008 Key Performance Indicators

We believe the following were key indicators of our performance for operations during 2008:

• our total assets increased to $508 million at the end of 2008, or an increase of 11.9%, from $454 million at the end of 2007.

• our total deposits increased slightly to $378 million at the end of 2008, or an increase of 0.2%, from $377 million at the end of 2007.

• our total net loans grew to $422 million at the end of 2008, or an increase of 10.3%, from $382 million at the end of 2007.

• our ratio of total non-performing loans to total loans decreased to 1.1% at December 31, 2008 from 2.4% at December 31, 2007.  Management deems that the size of the ratio of non-performing assets to total loans is moderate and manageable, and reserves have been taken appropriately.

• net interest income increased $1.7 million or 8.9% in 2008 compared to 2007, mainly as a result of an increase in the net interest margin from 4.53% to 4.72% and an increase in average earning assets of $16.5 million.

• provision for loan losses increased $1.6 million or 294% to $2.2 million in 2008 compared to $555,000 in 2007.

• total noninterest income increased to $2.52 million in 2008, or an increase of 14.8%, from $2.20 million in 2007. We primarily attribute this increase to our efforts to expand our deposit account base and diversify our non-interest revenue sources.

• total noninterest expense increased from $14.2 million in 2007 to $17.9 million in 2008, reflecting the expanded personnel and premises associated with our business growth, including the recent opening of new branch offices.  Another primary component of the increase was market value write downs on other real estate owned of $1.6 million.

These items, as well as other factors, contributed to the decrease in net income available to common shareholders for 2008 to $2.10 million from $3.93 million in 2007, which translates into $0.27 per diluted common share in 2008 and $0.52 per diluted common share in 2007.

2009 Outlook

As we begin our strategic business plan for 2009, we are continuing to pursue opportunities for growth in our existing markets, as well as opportunities to expand into new markets through   de novo   branching. Further, we expect that our portfolio of unsecured business loans and consumer loans will overall experience additional growth in 2009 as a result of target marketing efforts in these areas.

In 2009, we are continuing to focus on loan and account growth and managing our net interest margin, while attempting to control expenses and credit losses and manage our business to achieve our net income and other objectives. We are also continuing to utilize strategies to control other operating expenses. These efforts are important for us to continue to attract new accounts and grow loans. However, we will continue to strive to be more efficient and focus on controlling the growth of these expenses so that they grow more slowly than the growth in loans.

Although interest rates decreased in 2008, we have maintained a stable net interest margin with continued growth in net interest income, which we expect to continue in 2009. In light of current difficult economic conditions, protracted low interest rates or a further decrease in interest rates will likely pressure our net interest margin downwards. This will in turn decrease the growth rate and net interest income. Should interest rates increase later in 2009, our yield on earnings assets is likely to increase and we could then determine to increase the interest rates we pay on our deposit accounts or change our promotional or other interest rates on new deposits in marketing activation programs to attempt to achieve a certain net interest margin. Any increases in the rates we charge on accounts could have an effect on our efforts to attract new customers and grow loans, particularly with the continuing competition in the commercial and consumer lending industry. The economies and real estate markets in our primary market areas will continue to be significant determinants of the quality of our assets in future periods and, thus, our results of operations, liquidity and financial condition. Current economic indicators suggest that the national economy and the economies in our primary market areas are facing a downturn but the length and severity of it are difficult to predict.

For 2009, management remains focused on the above challenges and opportunities and other factors affecting the business similar to the factors driving 2008 results as discussed in this section.

Critical Accounting Policies

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

Asset Impairment Judgments

Certain of our assets are carried in our statements of financial condition at fair value or at the lower of cost or fair value. Valuation allowances are established when necessary to recognize impairment of such assets. We periodically perform analyses to test for impairment of various assets. In addition to our impairment analyses related to loans, another significant impairment analysis relates to other than temporary declines in the value of our securities.

Our available for sale portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income in stockholders” equity. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its carrying value and whether such decline is other than temporary. If such decline is deemed other than temporary, we would adjust the carrying amount of the security by writing down the security to fair market value through a charge to current period income. The market values of our securities are significantly affected by changes in interest rates.

In general, as interest rates rise, the market value of fixed-rate securities will decrease; as interest rates fall, the market value of fixed-rate securities will increase. With significant changes in interest rates, we evaluate our intent and ability to hold the security for a sufficient time to recover the recorded principal balance. Estimated fair values for securities are based on published or securities dealers” market values.

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

We base our allowance for loan losses on an estimation of probable losses inherent in our loan portfolio. Our methodology for assessing loan loss allowances are intended to reduce the differences between estimated and actual losses and involves a detailed analysis of our loan portfolio, in three phases:

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

In the third phase, we consider relevant internal and external factors that may affect the collectability of loan portfolio and each group of loan pool. The factors considered are, but are not limited to:

• concentration of credits,

• nature and volume of the loan portfolio,

• delinquency trends,

• non-accrual loan trend,

• problem loan trend,

• loss and recovery trend,

• quality of loan review,

• lending and management staff,

• lending policies and procedures,

• economic and business conditions, and

• other external factors.

Our management estimates the probable effect of such conditions based on our judgment, experience and known or anticipated trends. Such estimation may be reflected as an additional allowance to each group of loans, if necessary. Management reviews these conditions with our senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, managements’ estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specific, identifiable problem credit or portfolio segment as of the evaluation date, management’s evaluation of the inherent loss related to such condition is reflected in the unallocated allowance

Central to our credit risk management and our assessment of appropriate loss allowance is our loan risk rating system. Under this system, the originating credit officer assigns borrowers an initial risk rating based on a thorough analysis of each borrower’s financial capacity in conjunction with industry and economic trends. Approvals are made based upon the amount of inherent credit risk specific to the transaction and are reviewed for appropriateness by senior line and credit administration personnel. Credits are monitored by line and credit administration personnel for deterioration in a borrower’s financial condition which may impact the ability of the borrower to perform under the contract. Although management has allocated a portion of the allowance to specific loans, specific loan pools, and off-balance sheet credit exposures (which are reported separately as part of other liabilities), the adequacy of the allowance is considered in its entirety.

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

Stock-Based Compensation

Effective January 1, 2006, the Bank adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R,   Share Based Payments.  SFAS No. 123R requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees” requisite service period (generally the vesting period).  The Bank  uses straight-line recognition of expenses for awards with graded vesting.  The Bank utilizes a binomial pricing model for all grants. Expected volatility is based on the historical volatility of the price of the Bank’s stock. The Bank uses historical data to estimate option exercise and stock option forfeiture rates within the valuation model. The expected term of options granted for the binomial model is derived from applying a historical suboptimal exercise factor to the contractual term of the grant. For binomial pricing, the risk-free rate for periods is equal to the U.S. Treasury yield at the time of grant and commensurate with the contractual term of the grant.

Other Real Estate Owned

Other real estate owned, which represents real estate acquired through foreclosure, or deed in lieu of foreclosure in satisfaction of commercial and real estate loans, is carried at the lower of cost or estimated fair value less the estimated selling costs of the real estate. The fair value of the property is based upon a current appraisal. The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a loan charge off if fair value is lower. Subsequent to foreclosure, management periodically performs valuations and the OREO property is carried at the lower of carrying value or fair value, less costs to sell. The  determination of a property’s estimated fair value incorporates (1) revenues projected to be realized from disposal of the property, (2) construction and renovation costs, (3) marketing and transaction costs, and (4) holding costs (e.g., property taxes, insurance and homeowners” association dues). Any subsequent declines in the fair value of the OREO property after the date of transfer are recorded through a write-down of the asset. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to current operations.

Impact of SAB No. 108

In September 2006, the SEC’s Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released SAB No. 108,

“Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement was effective for fiscal years ending after November 15, 2006. The Company initially adopted SAB 108 in conjunction with the filing of this Form 10. This change in accounting policy was retrospectively applied in accordance with Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections.  The adoption of SAB 108 had no material impact on the Company’s financial position, results of operations, or cash flows, although we made certain adjustments that resulted in a decrease of net income of $43,227 for the year ended December 31, 2007 (a decrease of $0.01 in basic and diluted earnings per share), and $105,102 for the year ended December 31, 2006 (a decrease of $0.01 in basic and diluted earnings per share), respectively.   See note 1 to the December 31, 2008 financial statements for further discussion.

Overview

We recorded net income available to common shareholders for the year ended December 31, 2008 of $2,098,010 or $0.27 per diluted common share compared to $3,925,121 or $0.52 per diluted common share for the year ended December 31, 2007. The decrease in net income available to common shareholders for the year ended December 31, 2008 was primarily due to an increase of $3,652,424 in non-interest expense, which included a market value write down on other real estate owned of $1,553,881, and an increase in the provision for loan loss of $1,633,139.  Partially offsetting these factors was an increase in net interest income of $1,684,248, an increase in non-interest income of $324,798 and a decrease in income tax provision of $1,513,225.

Results of Operation

Net Interest Income and Net Interest Margin

Our primary source of revenue is net interest income, which is the difference between interest and fees derived from earning assets and interest paid on liabilities obtained to fund those assets. Our net interest income is affected by changes in the level and mix of interest-earning assets and interest- bearing liabilities, referred to as volume changes. Our net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on our loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. Those factors are, in turn, affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, the governmental budgetary matters, and the actions of the Federal Reserve Board.

Net interest income increased $1.7 million or 8.9% to $20.5 million for the year ended December 31, 2008, compared to $18.8 million in 2007.  Net interest spread and net interest margin were 4.33% and 4.72%, respectively, for the year ended December 31, 2008, compared to 3.87% and 4.53%, respectively, for the year ended December 31, 2007. The increase in the net interest margin in 2008 was principally attributable to the change in the deposit mix from high cost certificates of deposit to lower cost core deposit accounts which caused the rate on interest-bearing liabilities to decrease faster than the rate on earning assets.  Changes in volume resulted in an increase in net interest income of $830,000 for the year of 2008 compared to the year 2007, and changes in interest rates and the mix resulted in an increase in net interest income of $938,000 for the year 2008 versus the year 2007.

For a detailed analysis of interest income and interest expense, see the “Average Balance Sheets” and the “Rate/Volume Analysis” below.

	Distribution, Yield and Rate Analysis of Net Income
	For the Years Ended December 31,
	2008			2007
	Average Balance	Interest Income/ Expense	Avg Rate/ Yield	Average Balance	Interest Income/ Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$400,821	$27,638	6.90%	$381,316	$30,175	7.91%
Securities of U.S. government agencies	2,450	73	2.98%	8,322	405	4.86%
Other investment securities (2)	31,489	1,600	5.08%	26,687	1,278	4.79%
Federal funds sold	1,227	18	1.47%	3,122	159	5.10%
Interest-earning deposits	37	2	4.36%	76	4	5.56%
Total interest-earning assets	436,024	29,331	6.73%	419,523	32,021	7.63%
Total noninterest earning assets	16,256			26,771
Total Assets	$452,280			$446,294
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	149,202	3,578	2.40%	125,574	4,539	3.62%
NOW deposits	54,160	386	0.71%	53,634	565	1.05%
Savings deposits	15,563	259	1.66%	16,745	558	3.33%
Time certificates of $100,000 or more	40,172	1,576	3.92%	66,006	3,432	5.20%
Other time deposits	44,846	1,441	3.21%	49,118	2,133	4.34%
Other borrowings	59,666	1,492	2.50%	34,384	1,779	5.17%
Total interest-bearing liabilities	363,609	8,732	2.40%	345,461	13,006	3.76%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	61,554			58,468
Other liabilities	3,131			3,543
Total noninterest-bearing liabilities	64,685			62,011
Shareholders’ equity	23,986			38,822
Total liabilities and shareholders’ equity	$452,280			$446,294
Net interest income		$20,599			$19,015
Net interest spread (3)			4.33%			3.87%
Net interest margin (4)			4.72%			4.53%

(1)       Loan fees have been included in the calculation of interest income. Loan fees were approximately $1,024,000 and $1,331,000 for the years ended December 31, 2008, and 2007, respectively.

(2)       Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis

The following table below sets forth certain information regarding changes in interest income and interest expense of Oak Valley Community Bank  for the periods indicated. For each category of earning assets and interest bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in average volume multiplied by old rate); and (ii) changes in rates (change in rate multiplied by old average volume). Changes in rate/volume (change in rate multiplied by the change in volume) have been allocated to the changes due to volume and rate in proportion to the absolute value of the changes due to volume and rate prior to the allocation.

	Rate/Volume Analysis of Net Interest Income
	For the Year Ended December 31,			For the Year Ended December 31,
	2008 vs. 2007			2007 vs. 2006
	Increases (Decreases)			Increases (Decreases)
	Due to Change In			Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Net loans (1)	$1,543	$(4,078)	$(2,535)	$2,831	$356	$3,187
Securities of U.S. government agencies	(286)	(46)	(332)	(77)	(38)	(115)
Other Investment securities	230	91	321	(48)	81	33
Federal funds sold	(97)	(45)	(142)	36	(1)	35
Interest-earning deposits	(2)	0	(2)	(1)	3	2
Total interest income	1,388	(4,078)	(2,690)	2,741	401	3,142
Interest expense:
Money market deposits	$854	$(1,816)	$(962)	$272	$232	$504
Super NOW deposits	6	(184)	(178)	51	(29)	22
Savings deposits	(39)	(260)	(299)	(147)	54	(93)
Time certificates of $100,000 or more	(1,343)	(512)	(1,855)	(222)	467	245
Other time deposits	(185)	(506)	(691)	(128)	42	(86)
Other borrowings	1,308	(1,597)	(289)	818	234	1,052
Total interest expense	601	(4,875)	(4,274)	644	1,000	1,644
Change in net interest income	$787	$797	$1,584	$2,097	$(599)	$1,498

(1)       Loan fees have been included in the calculation of interest income. Loan fees were approximately $1,024,000 and $1,331,000 for the years ended December 31, 2008 and 2007, respectively.

Provision for Loan Losses

The provision for loan losses was $2,188,139 for the year ended December 31, 2008, compared to $555,000 for the year 2007.  Nonperforming loans were $4.72 million at December 31, 2008 and $9.81 million at December 31, 2007, or 1.10% and 2.54%, respectively, of total loans. Nonperforming loans are primarily in nonperforming real estate construction and development loans. The allowance for loan losses was $5.57 million and $4.51 million at December 31, 2008 and 2007, or 1.30% and 1.16%, respectively, of total loans. Net charge-offs were $1,110,000 in 2008 compared to $397,000 in 2007.  The increase in net charge-offs in 2008 was primarily due to the economic downturn and the effect on the housing market.

The Bank maintains the allowance for loan losses at a level that it considers to be adequate to provide for credit losses inherent in its loan portfolio. Management determines the level of the allowance by performing a quarterly analysis that considers concentrations of credit, past loss experience, current economic conditions, the amount and composition of the loan portfolio (including nonperforming and potential problem loans), estimated fair value of underlying collateral, and other information relevant to assessing the risk of loss inherent in the loan portfolio. As a result of management’s analysis, a range of the potential amount of the allowance for loan losses is determined.

The Bank will continue to monitor the adequacy of the allowance for loan losses and make additions to the allowance in accordance with the analysis referred to above. Because of uncertainties inherent in estimating the appropriate level of the allowance for loan losses, actual results may differ from management’s estimate of credit losses and the related allowance.

The following table sets forth the amount of total loans outstanding (excluding unearned income) and the percentage distributions in each category, as of the dates indicated.

	Distribution of Loans and Percentage Composition of Loan Portfolio Amount Outstanding as of December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)

Commercial real estate	$268,742	$208,309	$233,110	$212,901	$175,641
Commercial	37,302	45,497	41,077	31,349	22,156
Real estate construction	73,321	83,173	60,269	37,717	36,457
Agriculture	25,917	31,430	27,527	22,390	13,016
Residential real estate and consumer	22,895	19,400	16,409	13,752	11,225
Unearned income	(1,035)	(1,038)	(1,233)	(1,345)	(1,188)

Total loans, net of unearned income	427,142	386,771	377,160	$316,764	$257,307

Participation loans sold and serviced by the Bank	$9,759	$1,314	$3,488	$3,838	$3,872

Commercial real estate	62.9%	53.9%	61.8%	67.2%	68.3%
Commercial	8.7%	11.8%	10.9%	9.9%	8.6%
Real estate construction	17.2%	21.5%	16.0%	11.9%	14.2%
Agriculture	6.1%	8.1%	7.3%	7.1%	5.1%
Residential real estate and consumer	5.3%	5.0%	4.4%	4.3%	4.4%
Unearned income	(0.2)%	(0.3)%	(0.3)%	(0.4)%	(0.5)%

Total loans, net of unearned income	100.0%	100.0%	100.0%	100.0%	100.0%

The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio, as of December 31, 2008. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates.

	Loan Maturities and Repricing Schedule At December 31, 2008
	Within	After One But Within	After
(Dollars in thousands)	One Year	Five Years	Five Years	Total

Commercial real estate	$51,315	$178,999	$38,428	$268,742
Commercial	21,934	12,719	2,649	37,302
Real estate construction	61,193	12,113	15	73,321
Agriculture	18,374	6,375	1,168	25,917
Residential real estate and consumer	1,040	6,301	15,554	22,895
Unearned income	(372)	(523)	(140)	(1,035)
Total loans, net of unearned income	$153,484	$215,984	$57,674	$427,142

Loans with variable (floating) interest rates	$119,490	$151,650	$37,732	$308,872
Loans with predetermined (fixed) interest rates	$33,994	$64,333	$19,943	$118,270

The majority of the properties taken as collateral are located in Northern California. We employ strict guidelines regarding the use of collateral located in less familiar market areas. The recent decline in Northern California real estate value is offset by the low loan-to-value ratios in our commercial real estate portfolio and high percentage of owner-occupied properties.

Nonperforming Assets

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

The Bank had nonperforming loans of $4.72 million at December 31, 2008, as compared to $9.81 million at December 31, 2007 and no nonperforming loans at December 31, 2006, 2005 and 2004, respectively.  The ratio of nonperforming loans over total loans was 1.10% and 2.54% at December 31, 2008 and 2007, respectively, as compared with 0.0% in the prior three year-end periods.

In addition, the Bank held two residential development OREO properties with a market value of $2.75 million as of December 31, 2008.  The Bank did not possess any OREO during any of the year-end periods from 2004 through 2007.

Management believes that the reserve provided for nonperforming loans, together with the tangible collateral, were adequate as of December 31, 2008. See “Allowance for Loan Losses” below for further discussion. Except as disclosed above, as of December 31, 2008, management was not aware of any material credit problems of borrowers that would cause it to have serious doubts about the ability of a borrower to comply with the present loan payment terms. However, no assurance can be given that credit problems may exist that may not have been brought to the attention of management.

The following table provides information with respect to the components of our nonperforming assets as of the dates indicated.  (The figures in the table are net of the portion guaranteed by the U.S. Government):

Nonperforming Assets

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)

Nonaccrual loans(1)
Commercial real estate	$2,115	$1,127	$0	$0	$0
Commercial	0	0	0	0	0
Real estate construction	1,963	7,960	0	0	0
Agriculture	0	0	0	0	0
Residential real estate and consumer	0	0	0	0	0

Total	$4,078	$9,087	0	$0	0

Loans 90 days or more past due and still accruing (as to principal or interest):
Commercial real estate	$0	$0	$0	$0	$0
Commercial	0	0	0	0	4
Real estate construction	643	721	0	0	0
Agriculture	0	0	0	0	1
Residential real estate and consumer	0	0	0	0	0

Total	643	721	0	0	5

Restructured loans(2)
Commercial real estate	$0	$0	$0	$0	$0
Commercial	0	0	0	0	0
Real estate construction	0	0	0	0	0
Agriculture	0	0	0	0	0
Residential real estate and consumer	0	0	0	0	0

Total	0	0	0	0	0

Total nonperforming loans	4,721	9,808	0	0	5
Other real estate owned	2,746	0	0	0	0

Total nonperforming assets	$7,467	$9,808	$0	$0	$0

Nonperforming loans as a percentage of total loans	1.10%	2.54%	0.00%	0.00%	0.00%
Nonperforming assets as a percentage of total loans and other real estate owned	1.74%	2.54%	0.00%	0.00%	0.00%
Allowance for loan losses as a percentage of nonperforming loans	117.97%	45.95%	—	—	—

(1) During the fiscal year ended December 31, 2008 and 2007, no interest income related to these loans was included in net income while on nonaccrual status. Additional interest income of approximately $135,000 and $233,000 would have been recorded during the year ended December 31, 2008 and 2007, respectively, if these loans had been paid in accordance with their original terms.

(2) A “restructured loan” is one the terms of which were renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower.

Allowance for Loan Losses

In anticipation of credit risk inherent in our lending business, we set aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. The charges made for the outstanding loan portfolio are credited to the allowance for loan losses, whereas charges for off-balance sheet items are credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities. The provision for loan losses is discussed in the section entitled “Provision for Loan Losses” above.

The rapid growth of our loan portfolio in the past five years has required more reserves for probable loan losses. The allowance for loan losses increased by 23.6%, or $1,063,000, to $5.57 million at December 31, 2008, as compared with $4.51 million at December 31, 2007. Such allowances were $4.34 million, $3.98 million, and $3.27 million at December 31, 2006, 2005, and 2004, respectively. Despite the rapid growth of our loan portfolio, the increases in loan loss allowances have been sufficient to maintain a stable allowance for loan losses as a percentage of total loans, as reflected in the ratios of  1.30, 1.16, 1.15, 1.16 and 1.20, at the end of 2008, 2007, 2006, 2005 and 2004, respectively.

In light of the current weakness in the economic environment, and specifically in the real estate construction sector, reserves have been increased to recognize such increased risk.  Diversification, low loan-to-values, strong credit quality and enhanced credit monitoring contribute to a reduction in the portfolio’s overall risk, and help to offset the economic risk.  The impact of the increasing economic weakness will continue to be monitored, and adjustments to the provision for loan loss will be made accordingly.  As evidenced in 2008, the weak business climate adversely impacted the financial conditions of some of our clients and increased our net loan charge-off to $1,110,000, compared to $397,000, $13,000, $1,000 and $4,000 in 2007, 2006, 2005 and 2004, respectively.

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

Although management believes the allowance at December 31, 2008 was adequate to absorb losses from any known and inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect our service areas or other variables will not result in increased losses in the loan portfolio in the future.

As of December 31, 2008, our allowance for loan losses consisted of amounts allocated to three phases of our methodology for assessing loan loss allowances, as follows (see details of methodology for assessing allowance for loan losses in the section entitled “Critical Accounting Policies”):

Phase of Methodology (Dollars in Thousands)	As of: December 31, 2008
Specific review of individual loans	$768
Review of pools of loans with similar characteristics	$4,801
Judgmental estimate based on various subjective factors	$—

The table below summarizes, for the periods indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for loan losses:

Allowance for Loan Losses

(in thousands)

	2008	2007	2006	2005	2004
Balances:
Average total gross loans outstanding during period	$400,821	$381,316	$345,063	$276,277	$220,526
Total gross loans outstanding at end of period	$428,177	$387,809	$378,393	$318,108	$258,495
Allowance for loan losses:
Balances at beginning of period	$4,507	$4,341	$3,976	$3,272	$2,338

Actual charge-offs:
Commercial real estate	0	0	0	0	0
Commercial	11	0	0	1	5
Real estate construction	1,062	366	0	0	0
Agriculture	0	0	0	0	0
Residential real estate and consumer	42	35	15	0	0
Total charge-offs	1,115	402	15	1	5

Recoveries on loans previously charged off
Commercial real estate	0	0	0	0	0
Commercial	0	0	0	0	0
Real estate construction	0	0	0	0	0
Agriculture	0	0	0	0	0
Residential real estate and consumer	5	5	2	0	1
Total recoveries	5	5	2	0	1

Net loan charge-offs/(recoveries)	1,110	397	13	1	4

Provision for loan losses	2,188	555	595	705	938

Reclassification of reserve related to off-balance-sheet commitments	(16)	8	(217)	0	0

Balance at end of period	$5,569	$4,507	$4,341	$3,976	$3,272

Ratios:
Net loan charge-offs/(recoveries) to average total loans	0.28%	0.10%	0.00%	0.00%	0.00%
Allowance for loan losses to total loans at end of period	1.30%	1.16%	1.15%	1.16%	1.20%
Net loan charge-offs (recoveries) to allowance for loan losses at end of period	19.93%	8.81%	0.29%	0.02%	0.11%
Net loan charge-offs (recoveries) to provision for loan losses	50.73%	71.57%	2.12%	0.10%	0.38%

The table below summarizes, for the periods indicated, the balance of the allowance for loan losses and the percentage of each type of loan balance at the end of each period (See “Loan Portfolio” above for a description of each type of loan balance):

Allocation of the Allowance for Loan Losses

	Amount Outstanding as of December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)

Applicable to:
Commercial real estate	$3,329	$2,672	$2,755	$2,693	$2,350
Commercial	806	663	413	364	262
Real estate construction	997	837	885	691	514
Agriculture	210	189	162	118	65
Residential real estate and consumer	227	147	126	110	81

Total Allowance	$5,569	$4,507	$4,341	$3,976	$3,272

Noninterest Income

Noninterest income was $2.5 million for the year ended December 31, 2008, compared to $2.2 million for the year 2007. Service charge income was $1.3 million for the year 2008 compared to $1.1 million for the year 2007 as a result of the increase number of core deposit accounts.  The aggregate number of DDA, Now, Money Market and Savings accounts increased by 19% to 16,602 at December 31, 2008 as compared to 13,946 accounts as of December 31, 2007.  In 2008, Earnings on cash surrender value of life insurance increased by $195,000 due to the purchase of $4.74 million in life insurance policies on certain officers.  The Bank continues to evaluate its deposit product offerings with the intention of continuing to expand its offerings to the consumer and business depositors.

Noninterest Income

(Dollars in thousands)

	For the Years Ended December 31,
	2008		2007
	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$1,299	51.5%	$1,090	49.6%
Earnings on cash surrender value of life insurance	370	14.7%	175	8.0%
Mortgaged Commissions	101	4.0%	195	8.9%
Other income	752	29.8%	737	33.5%
Total	$2,522	100.0%	$2,198	100.0%

Average assets	$452,280		$446,294
Noninterest income as a % of average assets		0.6%		0.5%

Noninterest Expense

Noninterest expense was $17.9 million for the year ended December 31, 2008, an increase of $3.7 million or 25.7% compared to $14.2 million for the year ended 2007. Salaries and employee benefits increased $720,000 and occupancy expense increase of $472,000, due in part to the addition of a new branch in Stockton and the addition of a Bank’s commercial lending team located in the new Stockton branch.  Another primary component of total non-interest expense was OREO expenses of $1.6 million in 2008 compared to none in 2007.  Other operating expenses increased by $642,000 which includes additional FDIC and DFI assessments of $153,000 in 2008 compared to 2007.

The following table sets forth a summary of noninterest expenses for the periods indicated:

Noninterest Expense

(Dollars in thousands)

	For the Years Ended December 31,
	2008		2007
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$9,306	52.1%	$8,586	60.4%
Occupancy expenses	2,695	15.1%	2,223	15.6%
Data processing fees	765	4.3%	542	3.8%
Telephone expenses	295	1.6%	254	1.8%
OREO expenses	1,554	8.7%	—	0.0%
Other operating expenses	3,251	18.2%	2,609	18.4%
Total	$17,866	100.0%	$14,213	100.0%

Average assets	$452,280		$446,294
Noninterest expenses as a % of average assets		4.0%		3.2%

Management anticipates that noninterest expense will continue to increase as we continue to grow.  However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Income Tax Expense

The effective income tax rate on income from continuing operations was 27.5% for the year ended December 31, 2008 compared to 37.3% for the year 2007.  The disparity between the effective tax rates in 2008 as compared to 2007 is primarily due to tax credits from California Enterprise Zones and low income housing projects as well as tax free-income on loans within these enterprise zones and municipal securities and loans that comprise a larger proportion of pre-tax income in 2008 as compared to prior years.

Financial Condition

The Bank’s total assets were $508.2 million at December 31, 2008 compared to $454.3 million at December 31, 2007, an increase of $53.9 million or 11.9%. Net loans increased $39.3 million, investments increased $8.1 million, bank premises and equipment increased $1.0 million and interest receivable and other assets increased $7.2 million, while cash and cash equivalents decreased $4.4 million.

Loans gross of the allowance for loan losses were $428.2 million at December 31, 2008, compared to $387.8 million at December 31, 2007, an increase of $40.4 million or 10.4%. The increase was primarily due to increase of $60.4 million or 29% in the commercial real estate loans and a $3.5 million increase in residential real estate and consumer loans. These were offset by decreases of $8.2 million, $9.9 million and $5.5 million in commercial, real estate construction and agriculture loans, respectively.  All loan categories slightly decreased or remained relatively unchanged as a percentage of total loans, due to the increase in commercial real estate loans, which increased from approximately 53.9% to 62.9% of total loans.

Deposits increased $901,000 or 0.2% to $378.2 million at December 31, 2008 compared to $377.3 million at December 31, 2007. Time deposits decreased by $9.2 million, much of which was transferred by customers to money market accounts as evidenced by an increase of $18.9 million in money market accounts.  All other deposit types recognized a slight decrease compared to the prior year.

Short-term borrowings increased $22.5 million to $50.5 million at December 31, 2008, compared to $28.0 million at December 31, 2007 while long-term debt increased to $18.5 million at December 31, 2008, compared to $3.0 million at December 31, 2007. The increase in long-term debt was due to the Bank deciding to utilize a long-term FHLB fixed rate advance and thus reducing the level of short-term FHLB advances. The Bank uses short-term borrowings, primarily short-term FHLB advances, to fund short-term liquidity needs and manage net interest margin.

Equity increased $15.6 million or 36.9% to $58.0 million at December 31, 2008, compared to $42.4 million at December 31, 2007.  The Bank was selected to participate in the U.S. Treasury Capital Purchase Program (“TCPP”) which resulted in the issuance of $13.5 million in preferred stock.  The Bank intends to use the capital to increase credit availability to local, creditworthy, businesses and consumers. The preferred stock shares have a 5% coupon for 5 years and 9% thereafter. Warrants to purchase 350,346 shares of common stock at a per share exercise price of $5.78 are attached and fully exercisable. The warrants expire 10 years after the issuance date. The securities issued to the Treasury will be accounted for as components of regulatory Tier 1 capital.  See Note 12 to the Consolidated Financial Statements in Item 8 of this report for further discussion regarding our participation in the TCPP.

Liquidity

Liquidity to meet borrowers’ credit and depositors’ withdrawal demands is provided by maturing assets, short-term liquid assets that can be converted to cash and the ability to attract funds from depositors. Additional sources of liquidity may include institutional deposits, advances from the FHLB and other short-term borrowings, such as federal funds purchased.

Since our deposit growth strategy emphasizes core deposit growth we have avoided relying on brokered deposits as a consistent source of funds.  The only brokered deposit the Bank holds are from CDARS, a certificate of deposit program that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer.  The bank had $10.5 million in brokered deposits as of December 31, 2008 and none at December 31, 2007.

At December 31, 2008 and December 31, 2007, the Bank had total FHLB advances outstanding of $69.0 million and $31.0 million, respectively.  At December 31, 2008 and December 31, 2007, the Bank had sufficient collateral to borrow an additional $38.1 million and $68.0 million, respectively.  In addition, the Bank had lines of credit to purchase overnight federal funds with its correspondent banks totaling $20 million.  No advances were made on these lines of credit as of December 31, 2008 and December 31, 2007.

Oak Valley Bancorp’s liquidity depends primarily on dividends paid to it as sole shareholder of the Bank. The Bank’s ability to pay dividends to Oak Valley Bancorp without regulatory approval will depend on whether the Bank will be in a position to pay dividends.

The following chart summarizes certain contractual obligations of the Bank as of December 31, 2008 (dollars in thousands):

Contractual Obligations	Less than 1 Year	1-3 years	3-5 years	More than 5 years	Total
FHLB borrowings	$50,500	$18,500	$—	$—	$69,000
Operating lease obligations	803	1,545	1,595	3,950	7,893
Investment in limited partnership	37	—	—	—	37
Supplemental retirement plans	20	48	72	764	904
Time deposit maturities	71,638	18,608	313	43	90,602

Total	$122,998	$38,701	$1,980	$4,757	$168,436

Return on Equity and Assets

The following table sets forth certain information regarding our return on equity and assets for the periods indicated:

	At December 31, 2008	At December 31, 2007
Return on average assets	0.46%	0.88%
Return on average equity	4.77%	10.11%
Dividend payout ratio	27.38%	36.81%
Equity to assets ratio	11.41%	9.33%

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of December 31, 2008, and 2007, we had commitments to extend credit of $63.1 million and $81.4 million, respectively.  Obligations under standby letters of credit were $3.53 million, and $1.14 million, for 2008, and 2007, respectively, and there were no obligations under commercial letters of credit for either period.

The effect on our revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used. For more information regarding our off balance sheet arrangements, see Note 14 to our 2008 year end financial statements located elsewhere in this report.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

The Bank holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested.  As of December 31, 2008, and 2007, we had $765,000 and $3.81 million, respectively, in federal funds sold.

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

Our investment securities holdings increased by $8.1 million, or 24.2%, to $41.4 million at December 31, 2008, compared to holdings of $33.3 million at December 31, 2007.  Accordingly, total investment securities as a percentage of total assets increased to 8.2% as compared to 7.3% at December 31, 2007.  As of December 31, 2008, $34.5 million of the investment securities were pledged to secure certain deposits.

As of December 31, 2008, the total unrealized loss on securities that were in a loss position for less than 12 continuous months was $99,719 with an aggregate fair value of $13,074,953.  The total unrealized loss on securities that were in a loss position for greater than 12 continuous months was $100,152 with an aggregate fair value of $5,779,473.

The following table summarizes the book value and market value and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

	As of December 31, 2008		As of December 31, 2007		As of December 31, 2006
	Amortized		Amortized		Amortized
Dollars in Thousands	Cost	Market Value	Cost	Market Value	Cost	Market Value
Available-for-Sale:
Securities of U.S. government agencies	$25,541	$26,085	$24,875	$24,962	$27,464	$27,250
Collateralized mortgage obligations	3,439	3,485	4,024	3,961	6,219	6,020
Municipal securities	9,971	9,902	2,343	2,400	2,903	2,979
SBA Pools	1,820	1,779	2,054	2,049	—	—
Asset Backed Security	198	198	—	—	—	—
Total investment securities	$40,969	$41,449	$33,296	$33,373	$36,586	$36,249

As of December 31, 2008 , a total of four U.S. Government agencies, one collateralized mortgage obligations and two SBA pools make up the total amount of securities in an unrealized loss position for greater than 12 months.  Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary.  Management has determined that no investment security is other than temporarily impaired.  The unrealized losses are due solely to interest rate changes and the Bank has the ability and intent to hold all investment securities with identified impairments resulting from interest rate changes to the earlier of the forecasted recovery or the maturity of the underlying investment security.  As of December 31, 2008, we did not have any investment securities that constituted 10% or more of the stockholders’ equity of any third party issuer.

The following table summarizes the maturity and repricing schedule of our investment securities at their amortized cost and their weighted average yields at December 31, 2008:

Investment Maturities and Repricing Schedule

(Dollars in Thousands)

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale:
Securities of U.S. government agencies	$88	4.59%	$823	4.25%	$2,488	5.28%	$22,141	5.25%	$25,541	5.22%
Collateralized mortgage obligations	0	0%	0	0%	0	0%	3,439	4.12%	3,439	4.12%
Municipal securities	510	5.81%	851	5.47%	8,610	5.90%	0	0%	9,971	5.86%
SBA Pools	0	0%	0	0%	0	0%	1,821	1.41%	1,821	1.41%
Asset Backed Security	0	0%	198	6.49%	0	0%	0	0%	198	6.49%
Total Investment Securities	$598	5.63%	$1,872	5.04%	$11,098	5.76%	$27,401	4.86%	$40,969	5.12%

 Interest income and yields in the above table have not been adjusted to a fully tax equivalent basis.

Other Earning Assets

For various business purposes, we make investments in earning assets other than the interest-earning securities discussed above. Before 2007, the only other earning assets held by us were insignificant amounts of Federal Home Loan Bank stock, Federal Reserve Bank stock and the cash surrender value on the Bank Owned Life Insurances (“BOLI”). Balances of the Federal Home Loan Bank stock, Federal Reserve Bank stock and the BOLI cash surrender value as of December 31, 2008 were $3.8 million, $751,000 and $9.9 million, respectively.  The BOLI increase of $5.1 million was primarily due to the purchase of $4.7 million in BOLI policies for certain officers.

During 2007, we invested in a low-income housing tax credit funds (“LIHTCF”) to promote our participation in CRA activities. We committed to invest $1 million, over the next two to three years. We anticipate receiving the return following this two to three year period in the form of tax credits and tax deductions over the next fifteen years.

The balances of other earning assets as of December 31, 2008 and December 31, 2007 were as follows:

Dollars in Thousands	Balance as of December 31, 2008	Balance as of December 31, 2007
Type
BOLI	$9,859	$4,749
LIHTCF	$846	$323
Federal Reserve Bank Stock	$751	$670
Federal Home Loan Bank Stock	$3,804	$2,283

Deposits and Other Sources of Funds

Deposits

Total deposits at December 31, 2008, and 2007 were $378.2 million, and $377.3 million, respectively, representing an increase of $0.9 million or 0.2%, in 2008. The average deposits for the years ended December 31, 2008 decreased $4.0 million or 1.1% to $365.5 million compared to $369.5 million at December 31, 2007.

Deposits are the Bank’s primary source of funds. Due to strategic emphasis by management, core deposits (consisting of DDA, NOW, Money Market and Savings accounts) increased by 3.7% in 2008 to $287.6 million at December 31, 2008.  As a result, the percentage of core deposits to total deposits increased to 76.0% from 73.5% as of December 31, 2008 as compared to December 31, 2007.  The average rate paid on time deposits in denominations of $100,000 or more was 3.92% and 5.20% for the years ended December 31, 2008, and 2007, respectively. See “Net Interest Income and Net Interest Margin” for further discussion.

The following tables summarize the distribution of average daily deposits and the average daily rates paid for the periods indicated:

	Average Deposits
	2008		2007		2006
	Average	Average	Average	Average	Average	Average
Dollars in Thousands	Balance	Rate	Balance	Rate	Balance	Rate

Demand, noninterest-bearing	$61,554	0.00%	$58,468	0.00%	$49,966	0.00%
Money market	149,202	2.40%	125,574	3.62%	117,635	3.43%
NOW	54,160	0.71%	53,634	1.05%	49,071	1.11%
Savings	15,563	1.66%	16,745	3.33%	21,644	3.01%
Time certificates of deposit of $100,000 or more	40,172	3.92%	66,007	5.20%	70,937	4.49%
Other time deposits	44,846	3.21%	49,118	4.34%	52,124	4.26%
Total deposits	$365,497	1.98%	$369,546	3.04%	$361,377	2.94%

The scheduled maturities of our time deposits in denominations of $100,000 or greater at December 31, 2008 are, as follows:

Maturities of Time Deposits of $100,000 or More

(Dollars in Thousands)

Three months or less	$19,121
Over three months through six months	7,462
Over six months through twelve months	7,512
Over twelve months	9,945
Total	$44,040

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. A number of clients carry deposit balances of more than 1% of our total deposits, but only one customer had a deposit balance of more than 3% of total deposits in 2008.

The only brokered deposit the Bank holds are from CDARS, a certificate of deposit program that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer.  The bank had $10.5 million in brokered deposits as of December 31, 2008 and none at December 31, 2007.

FHLB Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. Our outstanding FHLB advances increased by $38.0 million to $69.0 million at year-end 2008 compared to the prior year as a result of our emphasis on managing non-relationship, high cost CD’s.  See “Liquidity Management” below for the details on the FHLB borrowings program.

The following table is a summary of FHLB borrowings for fiscal years 2008 and 2007:

Dollars in Thousands	2008	2007
Balance at year-end	$69,000	$31,000
Average balance during the year	$59,441	$33,455
Maximum amount outstanding at any month-end	$79,100	$61,125
Average interest rate during the year	2.50%	5.17%
Average interest rate at year-end	1.51%	4.70%

Asset/Liability Management

Management seeks to ascertain optimum and stable utilization of available assets and liabilities as a vehicle to attain our overall business plans and objectives. In this regard, management focuses on measurement and control of liquidity risk, interest rate risk and market risk, capital adequacy, operation risk and credit risk.

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all time to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, loans and securities available for sale. Our liquid assets at December 31, 2008 and 2007 totaled approximately $60.9 million, and $59.9 million, respectively.  Our liquidity level measured as the percentage of liquid assets to total assets was 12.0%, and 13.2% at December 31, 2008, and 2007, respectively.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio and stock issued by the FHLB. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity.  As of December 31, 2008, our borrowing capacity from the FHLB was about $107 million and the outstanding balance was $69 million, or approximately 64% of our borrowing capacity.  We also maintain 2 lines of credit with correspondent banks to purchase up to $20 million in federal funds.

Capital Resources and Capital Adequacy Requirements

In the past two years, our primary source of capital has been internally generated operating income through retained earnings. At December 31, 2008, total shareholders’ equity increased to $58.0 million, representing an increase of $15.6 million from December 31, 2007.  In December 2008, the Bank was selected to participate in the U.S. Treasury Capital Purchase Program which demonstrates the confidence the U.S. Treasury Department has in the stability of the Bank. The Bank issued $13.5 million in preferred stock and intends to use the capital to increase credit availability to local, creditworthy, businesses and consumers. The preferred stock shares have a 5% coupon for 5 years and 9% thereafter. Warrants to purchase 350,346 shares of common stock at a per share exercise price of $5.78 are attached and fully exercisable. The warrants expire 10 years after the issuance date. The securities issued to the Treasury will be accounted for as components of regulatory Tier 1 capital.

As of December 31, 2008, we had no material commitments for capital expenditures other than the preferred stock dividend payments due to the U.S. Treasury Department.

We are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can trigger regulatory actions that could have a material adverse effect on our financial statements and operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that rely on quantitative measures of our assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. (See “Description of Business-Regulation and Supervision-Capital Adequacy Requirements” herein for exact definitions and regulatory capital requirements.)

As of December 31, 2008, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to our capital ratios as of the dates specified:

	Regulatory Well- Capitalized Standards	December 31, 2008	December 31, 2007
Total capital to risk-weighted assets	10.0%	13.3%	11.1%
Tier I capital to risk-weighted assets	6.0%	12.1%	10.0%
Tier I capital to average assets	5.0%	11.8%	9.4%

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. Relative to SFAS 157, the FASB proposed FASB Staff Positions (FSP) 157-a, 157-b, and 157-c. FSP 157-a amends SFAS 157 to exclude Financial Accounting Standards No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-b delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-c clarifies the principles in SFAS 157 on the fair value measurement of liabilities. Public comments on FSP 157-a and 157-b were due in January 2008, while public comments on FSP 157-c were due in February 2008. The Company adopted this pronouncement effective January 1, 2008 and has determined that this Standard has not had a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities using different measurement techniques. SFAS 159 requires additional disclosures related to the fair value measurements included in the entity’s financial statements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Accordingly, the Company adopted SFAS in the first quarter of 2008.  The Company did not elect the fair value option for any of its financial assets or liabilities.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted. The Company is currently evaluating the potential impact this Statement may have on the Company’s future financial position, results of operations and cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.” (“SFAS 160”). SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. The Statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. The Statement also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This Statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company is currently evaluating the potential impact this Statement may have on the Company’s financial position, results of operations and cash flows, but does not believe the impact of the adoption will be material.

FASB Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.”  EITF 06-4 requires the recognition of a liability and related compensation expense for bank owned life insurance policies with joint beneficiary agreements that provide a benefit to an employee that extends to post-retirement periods.  Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee.  Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement.  If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions.”  EITF 6-04 was effective for fiscal years beginning after December 17, 2007.  The Bank adopted this pronouncement effective January 1, 2008 and has recorded an initial liability of $119,842 with an offsetting adjustment to retained earning of $70,459 and deferred taxes of $49,383, pursuant to this accounting pronouncement.

Impact of Inflation; Seasonality

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the independent auditors’ report appear on pages F-1 through F-33 of this Report and are incorporated into this Item 8 by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) and 15-d-14(c) as of the end of the period covered by this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its subsidiary would be made known to them by others within those entities, particularly during the period in which this annual report was being prepared. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions. As a result, we did not take any corrective actions.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

The current executive officers and directors of the Bank and of Oak Valley Bancorp are as follows:

Donald Barton, 51, has been a director of the Bank since 2006 and of Oak Valley Bancorp since 2008.  Mr. Barton is the managing partner at GoldRiver Orchards, a local walnut processing operation which his family started since 1912.  He is a Stanford graduate and earned his MBA from Santa Clara University.  Mr. Barton is an Oakdale resident.

Christopher M. Courtney, 46, has been the Bank’s President since August of 2004 and a director since January 2007.  He has been Oak Valley Bancorp President and Director since May 2008. Previously, he has served as the Bank’s Chief Credit Officer and Chief Operating Officer since 1999 and 2000, respectively.  Mr. Courtney has 20 years of diverse banking experience, joining Oak Valley Community Bank in 1996, as a lender, after working for a major bank, a mid-size bank and a small community bank. He graduated from Wells Fargo Bank Credit Training Program in 1989. Mr. Courtney has a B.S. in Finance and a Masters in Business Administration from California State University, Sacramento.  He is also a graduate of the Pacific Coast Banking School at the University of Washington.

James L. “Jay” Gilbert, 64, has been a Director of the Bank since 1992 and of Oak Valley Bancorp since 2008.  Mr. Gilbert has lived in Oakdale since 1946.  Mr. Gilbert is an owner of A.L.Gilbert Co, and he has been involved in the feed and seed business as well as retail feed stores for 39 years.  Mr. Gilbert has also been engaged in and almond farming for more than 30 years.

Thomas A. Haidlen, 62, has been a director of the Bank since 1992 and of Oak Valley Bancorp since 2008.  Mr. Haidlen was born in Oakdale and has resided in Oakdale for over 50 years.  He owns and operates the Haidlen Ford Dealership in Oakdale; established in Oakdale in 1955.

Michael Q. Jones, 63, has been a director of the Bank since 2004 and of Oak Valley Bancorp since 2008.  Mr. Jones has been a resident of Sonora since 1974.  Mr. Jones has served as the Chairman of California Gold Development Corporation since 1974, and has been the owner of the Prudential California Realty in Sonora since 2002.

Arne J. Knudsen, 70, is a director of the Bank and of Oak Valley Bancorp.  Mr. Knudsen is also the Secretary of the Bank and of Oak Valley Bancorp.  Mr. Knudsen has been a resident of Oakdale since 1960.  He owns and operates Knudsen Nursery, Inc., a wholesale nursery operation which he founded in 1959.

Ronald C. Martin, 62, has served as a director and Chief Executive Officer of the Bank since 1992.  He was also the Bank’s President until August 2004. He has been Oak Valley Bancorp Chief Executive Officer and a Director since May 2008. Mr. Martin began his banking career in 1977 with River City Bank in Sacramento.  Between 1977 and 1987 he was employed in the Sacramento area and from December 1987 to January 1992 he served as President and Chief Executive Officer of Butte Savings in Chico, California.  Mr. Martin has a B.S. in Finance from the University of Arizona.

Richard A. McCarty, 37, has been the Executive Vice President and Chief Financial Officer since 2000 and Chief Administration Officer since 2008.  He has been Oak Valley Bancorp Executive Vice President and Chief Financial Officer since May 2008.  Mr. McCarty first joined Oak Valley in 1996, leaving in 1997 to work for Del Monte Foods Corporation, where he spent two years before returning to Oak Valley Community Bank in 1999.  Mr. McCarty has a B.S. in Finance from California State University, Stanislaus.

Roger M. Schrimp, 67, has been a director of the Bank since 1992 and of Oak Valley Bancorp since 2008.  Mr. Schrimp has practiced law in Oakdale since 1967.  He is a senior partner in the Modesto Law Firm of Damrell, Nelson, Schrimp, Pallios & Ladine, and owns and operates a cattle ranch.

Danny L. Titus, 64, has been a director of the Bank since 1992 and of Oak Valley Bancorp since 2008.  Mr. Titus has served as the President of Situs Investments, Inc. since 1989 which manages real estate and investments.  During the period of from 1979 to 1988, Mr. Titus was the general manager of Steelgard, Inc. which manufacturers portable buildings.

Richard J. Vaughan, 71, has been a director of the Bank since 1992 and of Oak Valley Bancorp since 2008.  Mr. Vaughan owns Vaughan Farms, operating in Waterford and Oakdale, California.  Mr. Vaughan has been involved with agribusiness since 1961.

Corporate Governance Principles and Board Matters

We are committed to having sound corporate governance principles. Having such principles is essential to running our business efficiently and to maintaining our integrity in the marketplace.

We have adopted a Code of Ethics that applies to our directors, executive officers, employees and consultants.  Our Chief Executive Officer and all senior financial officers, including the Chief Financial Officer, are bound by such Code of Ethics which is posted on our Internet website at www.ovcb.com.

Board Independence

The Board has determined that each of the current directors standing for re-election, except for Messrs. Martin and Courtney, is independent under the Nasdaq director independence standards set forth in Marketplace Rules 4200 and 4350, as currently in effect.

Director Qualifications

We believe that our directors should have the highest professional and personal ethics and values, consistent with longstanding our values and standards. They should have broad experience at the policy-making level in business, government, or banking. They should be committed to enhancing shareholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on other boards of public companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties. Each director must represent the interests of all shareholders.

We also believe that it is necessary that the majority of our Board of Directors must be comprised of independent directors as set forth in the Nasdaq Marketplace Rules 4200 and 4350 and desirable to have at least one financial expert on the Board of Directors who serves on our Audit Committee as set forth in Section 401(h) of Regulation S-K under the federal securities laws. When considering potential director candidates, the Board also considers the candidate’s character, judgment, diversity, age, skills, including financial literacy, and experience in the context of our needs and the Board of Directors.

Identifying and Evaluating Nominees for Directors

The Board and the Nominating Committee utilize a variety of methods for identifying and evaluating nominees for director. Directors regularly assess the appropriate size of the Board, and whether any vacancies on the Board are expected due to retirement or otherwise. In the event that vacancies are anticipated, or otherwise arise, the Board considers various potential candidates for director. Candidates may come to the attention of the Board through current Board members, shareholders or other persons. These candidates are evaluated at regular or special meetings of the Board and the independent directors meeting separately, and may be considered at any point during the year. As described above, the Board considers properly submitted shareowner nominations for candidates for the Board. Following verification of the shareowner status of persons proposing candidates, recommendations are aggregated and considered by the Board at a regularly scheduled meeting, which is generally the first or second meeting prior to the issuance of the proxy statement for our annual meeting. If any materials are provided by a shareholder with the nomination of a director candidate, such materials are forwarded to the Board. In evaluating such nominations, the Board seeks to achieve a balance of knowledge, experience and capability on the Board.

Shareholder Communications with the Board of Directors

The Board of Directors has established a process for shareholders to communicate with the Board of Directors or with individual directors. Shareholders who wish to communicate with the Board of Directors or with individual directors should direct written correspondence to our Corporate Secretary, Arne J. Knudsen, at our principal executive offices located at 125 North Third Avenue, Oakdale, California 95361. Any such communication must contain (i) a representation that the shareholder is a holder of record of stock of the Bank, (ii) the name and address, as they appear on our books, of the shareholder sending such communication and (iii) the class and number of shares that are beneficially owned by such shareholder. The Corporate Secretary will forward such communications to the Board of Directors or the specified individual director to whom the communication is directed unless such communication is unduly hostile, threatening, illegal or similarly inappropriate, in which case the Corporate Secretary has the authority to discard the communication or to take appropriate legal action regarding such communication.

Director Compensation and Indemnification Arrangements

Director Fees. Non-employee Directors receive a cash retainer in the amount of $2,000 per month.  Directors who are employees of the Bank do not receive any compensation for service as a director.

Director Retirement Agreements.  On August 21, 2001, the Board of Directors authorized the Bank to enter into Director Retirement Agreements with each director.  The agreements are intended to encourage existing directors to remain directors of the Bank, assuring the Bank that it will have the benefit of the directors’ experience and guidance in the years ahead.

For retirement after the later of age 72 (the “Normal Retirement Age”), the Director Retirement Agreements provide an annual benefit during the director’s lifetime of $12,000 for 10 years.  If a director retires or becomes disabled before the Normal Retirement Age, he will receive a lump-sum payment in an amount equal to the retirement liability balance accrued by the Bank at the time of early retirement or disability.  If a change in control of the Bank occurs (as defined in the Director Retirement Agreements) and a director’s service terminates within 24 months after the change in control, the director will receive the retirement liability balance accrued by the Bank payable to the director for retirement at the Normal Retirement Age. In December of 2001, the Bank purchased insurance policies on the lives of its directors, paying the premiums for these insurance policies with one lump-sum premium payment of approximately $1,045,000.  In 2008 we spent $1,580,000 in cash value premium paid to purchase additional BOLI insurance coverage for directors.

Although the Bank expects the policies on the directors’ lives to serve as a source of funds for benefits payable under the Director Retirement Agreements, the contractual entitlements arising under the Director Retirement Agreements are not funded and remain contractual liabilities of the Bank, payable upon each director’s termination of service. The policy interests are divided between the Bank and each director.  Under the Bank’s Split Dollar Agreements and Split Dollar Policy endorsements with the directors, the Bank is entitled to any insurance policy death benefits remaining after payment to the director’s beneficiary.  The Bank expects to recover the premium in full from its portion of the policies’ death benefits. If a director is terminated for cause, the Bank will not pay any benefits under his Director Retirement Agreement.  For this purpose, the term “cause” means a director’s gross negligence or gross neglect of duties, fraud, disloyalty, dishonesty or willful violation of law or significant bank policies in connection with the director’s service that results in an adverse effect on the Bank.

Stock Options.    None of the non-employee directors was granted any stock options during 2008. As of December 31, 2008, the non-employee directors held outstanding, fully exercisable stock options to purchase the following amounts of our common stock, all with exercise prices ranging from $3.46 to $13.25 per share, and all with expiration dates no late than 2016:

Non-Employee Directors	Options
Donald Barton	2,000
James L. “Jay” Gilbert	2,500
Thomas A. Haidlen	3,375
Michael Q. Jones	2,250
Arne J. Knudsen	0
Roger M. Schrimp	0
Danny L. Titus	0
Richard J. Vaughan	16,875

Indemnification.    Our Articles of Incorporation limit the liability of our directors to us or our shareholders for breaches of the directors’ fiduciary duties to the fullest extent permitted by California law. In addition, our Articles of Incorporation and Bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by California law. We also maintain directors’ and officers’ liability insurance.

Board Structure and Committee Composition

Our Board had 10 directors and the following five committees:

• Audit,

• Loan

• Investment,

• Compensation, and

• CRA Committee.

The membership during the last fiscal year and the function of each of the committees are described below. During 2008, the Board of the Bank held twelve meetings while the Board of the Company held four meetings. . Each director attended at least 75% of all Board and applicable committee meetings. Directors are encouraged to attend annual meetings of our shareholders. All ten directors attended the last annual meeting of shareholders.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee assists the Board in fulfilling its responsibilities for general oversight of the integrity of our financial statements, our compliance with legal and regulatory requirements, the independent auditors’ qualifications and independence, the performance of our internal audit function and independent auditors, and risk assessment and risk management. Among other things, the Audit Committee prepares the Audit Committee report for inclusion in the annual proxy statement; annually reviews the Audit Committee charter and the committee’s performance; appoints, evaluates and determines the compensation of our independent auditors; reviews and approves the scope of the annual audit, the audit fee and the financial statements; reviews our disclosure controls and procedures, internal controls, internal audit function, and corporate policies with respect to financial information and earnings guidance; oversees investigations into complaints concerning financial matters; and reviews other risks that may have a significant impact on our financial statements. The Audit Committee works closely with management as well as our independent auditors. The Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding from us for, outside legal, accounting or other advisors as the Audit Committee deems necessary to carry out its duties.

The Board of Directors has adopted a written charter for the Audit Committee. In 2008 the members of the Audit Committee were Messrs. Schrimp (Chairman), Haidlen, Knudsen, Barton, Titus and Vaughan are members of the Audit Committee. The Audit Committee held five meetings during fiscal 2008. The Board has determined that all members of the Audit Committee are “independent” as that term is defined in Rules 4200(a)(15) of the Nasdaq Marketplace Rule and Rule 10A-3(b)(1) under the Exchange Act.

The Board of Directors has determined that Mr. Schrimp is qualified as an “audit committee financial expert” under Item 401(h) of Regulation S-K.

Audit Committee Report

The Audit Committee reports as follows with respect to the audit of our fiscal 2008 audited financial statements:

Management is responsible for the Bank’s internal controls and the financial reporting process. The independent auditors are responsible for performing an independent audit of the Bank’s financial statements in accordance with auditing standards generally accepted in the United States and to issue a report thereon. The Audit Committee’s responsibility is to monitor and oversee these processes.

In this context, the Audit Committee has met and held discussions with management and the independent auditors. Management represented to the Audit Committee that the Bank’s financial statements were prepared in accordance with accounting principles generally accepted in the United States, and the Audit Committee has reviewed and discussed the financial statements with management and the independent auditors. The Audit Committee discussed with the independent auditors matters required to be discussed by Statement on Auditing Standards No. 61 (Communication with Audit Committees).

The Bank’s independent auditors also provided to the Audit Committee the written disclosures required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and the Audit Committee discussed with the independent auditors that firm’s independence and considered the compatibility of non-audit services with the independent auditors’ independence.

Compensation Committee

The Compensation Committee establishes our compensation policy, determines the compensation paid to our executive officers and non-employee directors, recommends executive incentive compensation plans and equity-based plans and approves other compensation plans and retirement plans. The Compensation Committee approves corporate goals related to the compensation of the executive officers, evaluates the executive officers’ performance and compensates the executive officers based on this evaluation.  Messrs. Schrimp (Chairman), Barton, Gilbert, Haidlen, Jones, Knudsen, Titus and Vaughan are current members of the Compensation Committee. The Compensation Committee held two meetings during fiscal 2008.

The Board has determined that all members of the Compensation Committee are “independent” as that term is defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

General Compensation Policy.    The Compensation Committee’s policy is to provide our executive officers with compensation opportunities which are based upon their personal performance, the financial performance of the Bank and their contribution to that performance and which are competitive enough to attract and retain highly skilled individuals. Each executive officer’s compensation package is comprised of three elements: (i) base salary that is competitive with the market and reflects individual performance, (ii) annual variable performance awards payable in cash and tied to the achievement of annual financial, strategic and operational objectives in addition to individual contributions to these objectives and (iii) long-term stock-based incentive awards designed to strengthen the mutual interest of our executive officers and its shareholders. As an officer’s level of responsibility increases, a greater proportion of his or her total compensation will be dependent upon the company’s financial performance and stock price appreciation rather than base salary.

Base Salary.    Executive officer base salaries are determined annually with reference to Bank and individual performance. Base salaries are based on a number of measures, including comparisons with salaries and compensation programs of banks with comparable asset size, capitalization and performance. Our current practice is not to provide employment contracts to any of its executive officers. If any additional employment contracts should ever be considered necessary and beneficial to us, such a contract would require individual assessment by the Board of Directors.

Annual Incentives.    The Committee considers annual Bank profitability goals and individual performance goals in determining annual bonuses for the executive officers. Based on the foregoing factors and the Bank’s performance in 2008, variable compensation was awarded to the Bank’s executive officers named in the Summary Compensation Table in the indicated amounts.

Long-term incentives.    Stock option grants are made at the discretion of the Board. Each grant is designed to align the interests of the executive officer with those of the shareholders and provide each individual with a significant incentive to manage the Bank from the perspective of an owner with an equity stake in the business. Each grant allows the officer to acquire shares of the Bank’s common stock at a fixed price per share consistent with the market price on the grant date over a specified period of time (up to ten years). Each option becomes exercisable in a series of installments over a five year period, contingent upon the officer’s continued employment with the Bank. Accordingly, the option will provide a return to the executive officer only if he or she remains employed by the Bank during the vesting period, and then only if the market price of the shares appreciates over the option term.

The size of the option grant to each executive officer is set by the Compensation Committee at a level that is intended to create a meaningful opportunity for stock ownership based upon the individual’s current position with the Bank, the individual’s personal performance in recent periods and his or her potential for future responsibility and promotion over the option term. The Compensation Committee also takes into account the number of unvested options held by the executive officer in order to maintain an appropriate level of equity incentive for that individual. The relevant weight given to each of these factors varies from individual to individual. The Compensation Committee has established certain guidelines with respect to the option grants made to the executive officers, but has the flexibility to make adjustments to those guidelines at its discretion. Pending an assessment of the impact of ARRA on executive compensation, the Compensation Committee has suspended any new option grants to our principal executive officer.

Retirement plans.    The Bank maintains a plan that complies with the provisions of Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate in this plan, and eligibility for participation commences upon hiring. The Bank’s executive officers are eligible to participate in this program, subject to any applicable tax laws.

Loan Committee

The Loan Committee monitors the activities of our lending function utilizing information presented to it by management at regular meetings. This includes, but is not limited to, the review of trends in outstanding credit relationships, key quality measures, significant borrowing relationships, large problem loans, industry concentrations, all significant lending policies, and the adequacy of the allowance for loan losses. The Loan Committee also reviews lending-related reports from regulators, auditors, and internal personnel.

Each member of the Board of Directors also served on the Loan Committee throughout 2008 and as of December 31, 2008.  Mr. Haidlen serves as Chairman of the Committee. The Director Loan Committee held 24 meetings during fiscal 2008.

Investment Committee

The Investment Committee reviews, identifies and classifies our assets based on credit risk, in accordance with regulatory guidelines. The Committee is also responsible for reviewing asset valuation and classification policies, as well as developing and monitoring asset disposition. In addition, the Committee reviews and monitors the Bank’s investment portfolio, liquidity position and the risk of our interest-earning assets in comparison to its interest-bearing liabilities.

Messrs. Courtney, Gilbert, Jones, Knudsen, Martin, Titus and Vaughn served on the Investment Committee throughout 2008 and as of December 31, 2008. Mr. Vaughn serves as Chairman of the Committee. The Committee held four meetings during fiscal 2008.

CRA Committee

The CRA Committee is responsible for oversight of our performance under the requirements of the Federal Community Reinvestment Act of 1977 and similar state law requirements. Messrs. Courtney, Gilbert, Jones, Knudsen, Martin, Titus served on the CRA Committee throughout 2008 and as of December 31, 2008. Mr. Titus serves as Chairman of the Committee. The CRA Committee held three meetings during fiscal 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the best knowledge of the Company, there are no holders with 10% or more of the Company’s common stock.

Based solely on a review of the copies of the reports furnished to us, or written representations that no reports were required to be filed, we believe that during the fiscal year ended December 31, 2008 all Section 16(a) filing requirements applicable to our directors, officers, and greater than 10% beneficial owners, if any, were complied with, except that Donald Barton failed to timely report three transactions on Form 4.

ITEM 11 - EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

The following table provides certain summary information concerning the compensation earned, by our Chief Executive Officer, and the two most highly compensated executive officers for services rendered in all capacities to us for the fiscal years ended December 31, 2008 and 2007 in their respective executive officer capacities with the Bank:

SUMMARY COMPENSATION TABLE

				Long Term
				Compensation
				Awards
					Securities	All
Name and Principal	Annual Compensation			Other	Underlying	Other
Position	Year	Salary	Bonus	Compensation(1)	Options	Compensation(2)
Ronald C. Martin	2008	$254,960	$48,000	$9,000	—	$75,748
Director and CEO	2007	$248,000	$81,250	$9,000	—	$42,510

Christopher M. Courtney	2008	$192,750	$50,000	$7,800	—	$64,564
Director and President	2007	$187,000	$81,250	$7,800	—	$61,089

Richard A. McCarty	2008	$163,825	$41,000	$7,800	—	$49,320
Executive Vice President CAO/CFO	2007	$159,000	$66,625	$7,800	—	$46,140

(1)                             Reflects automobile allowances.

(2)                             Amounts shown for Mr. Martin include (a) for 2008, $57,466 representing executive salary continuation plan accrual which vests as described under “Employment and Salary Continuation Agreements”, $14,094 in 401(k) plan matching contributions and $4,188 representing director retirement plan accrual; (b) for 2007, $23,369 for accrued and unused vacation paid, $15,375 in 401(k) plan matching contributions and $3,766 representing director retirement plan accrual.

Amounts shown for Mr. Courtney include (a) for 2008, $36,105 representing executive salary continuation plan accrual which vests as described under “Employment and Salary Continuation Agreements”, $17,793 for accrued and unused vacation paid and $10,656 in 401(k) plan matching contributions; (b) for 2007, $34,017 representing executive salary continuation plan accrual which vests as described under “Employment and Salary Continuation Agreements”, $15,822 for accrued and unused vacation paid and $11,250 in 401(k) plan matching contributions.

Amounts shown for Mr. McCarty include (a) for 2008, $27,953 representing executive salary continuation plan accrual which vests as described under “Employment and Salary Continuation Agreements”, $10,711 for accrued and unused vacation paid and $10,656 in 401(k) plan matching contributions; (b) for 2007, $26,329 representing executive salary continuation plan accrual which vests as described under “Employment and Salary Continuation Agreements”, $8,561 for accrued and unused vacation paid and $11,250 in 401(k) plan matching contributions.

Option Grants in Last Fiscal Year

No individual grants of stock options were made during 2008 to each of the named executive officers in the Summary Compensation Table.

Aggregated Option Exercises and Fiscal Year-End Option Values

The following table provides information about stock options exercised in 2008 and options held as of December 31, 2008 by each of the executive officers named in the Summary Compensation Table.  Actual gains on exercise, if any, will depend on the value of our common stock on the date on which the shares are sold.

FISCAL 2008 OPTION VALUES

	Shares Acquired	Value	Number of Securities Underlying Unexercised Options at December 31, 2008 (#)(2)		Value of Unexercised In-the- money Options at December 31, 2008 ($)(2)
	on Exercise (#)	Realized ($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Ronald C. Martin	0	$0	27,000	6,750	$0	$0
Christopher M. Courtney	10,125	26,201	67,500	6,750	102,781	0
Richard A. McCarty	0	0	50,528	4,500	82,550	0

Total	10,125	$26,201	145,028	18,000	$185,330	$0

(1) The value realized of shares acquired on exercise was determined by subtracting the exercise price from the fair market value of the common stock on the exercise date multiplied by the number of shares acquired on exercise

(2) Options granted under our Stock Plans. “Exercisable” refers to those options which were both exercisable and vested while “Unexercisable” refers to those options which were unvested.

Employment Contracts, Termination of Employment and Change in Control Arrangements

On August 21, 2001, the Board of Directors of the Bank approved Salary Continuation Agreements between the Bank and Messrs. Courtney and McCarty.  Under the Salary Continuation Agreements, Messrs. Courtney and McCarty are entitled to receive maximum annual payments of $85,000 and $65,000, respectively, for a period of 20 years following their retirement at the age of 62 or upon a change in control, as defined in each salary continuation agreement. In the event of disability while employed at the Bank prior to the age of 62, either executive will receive a benefit equal to the retirement liability balance accrued by the Bank at the time of disability.  In the event of early termination, either executive will receive a vested portion of his retirement liability balance accrued by the Bank at the time of such early retirement.  The vesting schedule is 20% per year of service beginning with the sixth year of service.  In the event the Executive dies prior to termination of his salary continuation agreement, the beneficiary of such executive will receive from the Bank a lump sum death benefit amount.

In December 2001, the Bank purchased insurance policies on the lives of Messrs. Courtney and McCarty, paying the premiums for these insurance policies with one lump-sum premium payment of approximately $590,000.  Under the Bank’s Split Dollar Agreements and Split Dollar Policy endorsements, the policy interests are divided between the Bank and such executives.  The Bank is entitled to any insurance policy death benefits remaining after payment to the executive’s beneficiary.

If Messrs. Courtney or McCarty are terminated for cause, the Bank will not pay any benefits under the Salary Continuation Agreement.  For this purpose, the term “cause” means an executive’s gross negligence or gross neglect of duties, fraud, disloyalty, dishonesty or willful violation of law or significant bank policies in connection with the executive’s service that results in an adverse effect on the Bank.

In February 2008, the Board of Directors of the Bank approved an additional Salary Continuation Agreement in the same form also for Ronald C.  Martin. Under the Salary Continuation Agreement, Mr. Martin entitled to receive maximum annual payment of $48,000 for a period of 10 years following his retirement at the age of 67 or upon a change in control, as defined in the salary continuation agreement. In the event of disability while employed at the Bank prior to the age of 67, the executive will receive a benefit equal to the retirement liability balance accrued by the Bank at the time of disability.  In the event of early termination, the executive will receive a vested portion of his retirement liability balance accrued by the Bank at the time of such early retirement.  The vesting schedule is 20% per year of service beginning with the first year of service.  In the event the Executive dies prior to termination of his salary continuation agreement, the beneficiary of such executive will receive from the Bank a lump sum death benefit amount.

Impact of Emergency Economic Stabilization Act and American Recovery and Reinvestment Act

As a participant in the U.S. Treasury Capital Purchase Program (CPP) under the Emergency Economic Stabilization Act (EESA), the Company will, as required, until such time as the U.S. Treasury ceases to own any securities of the Company, and during the period in which any obligation arising from financial assistance provided under the CPP remains outstanding, take all necessary action to ensure that its benefit and compensation arrangements applicable to its senior executive officers and other highly compensated employees comply with Section 111(b) of EESA.

On February 17, 2009, the American Recovery and Reinvestment Act (ARRA) was signed into law. Section 7001 of ARRA amended Section 111 of EESA in its entirety. While the U.S. Treasury must promulgate regulations to implement the restrictions and standards set forth in Section 7001, ARRA, among other things, significantly expands the executive compensation restrictions previously imposed by EESA.  The Company will take all necessary action to ensure that its current executive compensation arrangements comply with Section 7001 of ARRA, as applicable.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Ownership of Securities

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of March 30, 2009, by:

• each person known by us to be a beneficial owner of five percent (5%) or more of our common stock;

• each current director, each of whom is a nominee for election as a director; and

• all current directors and executive officers as a group.

Our common stock is the only class of voting securities outstanding. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the securities. Except as indicated in the notes following the table, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 7,661,627 shares of common stock outstanding as of March 30, 2009. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days following March 30, 2009 are deemed outstanding. However, these shares are not deemed outstanding for the purpose of computing the percentage ownership of any other person or entity.

	Common Stock Beneficially Owned (1) on March 30, 2009
Beneficial Owner	Shares Beneficially Owned	Vested Option Shares (2)	Percentage of Shares Beneficially Owned (3)
Five Percent Shareholder: (4)
Patrick W. Hopper	711,707	N/A	9.29%

Executive Officers and Directors:(5)

James L. Gilbert	143,561	2,500	1.91%

Thomas A. Haidlen	191,380	3,375	2.54%

Michael Q. Jones	11,520	2,250	0.18%

Arne J. Knudsen	342,160	0	4.47%

Roger M. Schrimp	198,065	—	2.59%

Danny L. Titus	216,051	—	2.82%

Richard J. Vaughan	88,000	16,875	1.37%

Donald Barton	10,000	2,000	0.16%

Ronald C. Martin (6)	169,100	27,000	2.56%

Christopher M. Courtney	47,871	74,250	1.59%

Richard A. McCarty	1,502	55,028	0.74%

All officers and directors as a group (11)	1,419,210	183,278	20.92%

(1) Except as otherwise noted, may include shares held by such person’s spouse (except where legally separated) and minor children, and by any other relative of such person who has the same home; shares held in “street name” for the benefit of such person; shares held by a family or living trust as to which such person is a trustee and primary beneficiary with sole voting and investment power (or shared power with a spouse); or shares held in an Individual Retirement Account or pension plan as to which such person is the sole beneficiary.

(2) Consists of shares which the applicable individual or group has the right to acquire upon the exercise of stock options which are vested or will vest within 60 days of March 30, 2009 pursuant to the Company’s Stock Plans.

(3) This percentage is based on the total number of shares of our common stock outstanding, plus the number of option shares which the applicable individual or group has the right to acquire upon the exercise of stock options which are vested or will vest within 60 days of March 30, 2009 pursuant to our Stock Plans.

(4) The address for Patrick Hopper is 2624 Pebblegold Avenue, Henderson, Nevada 89074.

(5) The address for all officers and directors is c/o Oak Valley Community Bank, 125 North Third Avenue, Oakdale, California 95361.

(6) Exclude third party participant shares held by Mr. Martin in his capacity as trustee of the Company’s 401(k) plan.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Loans to Directors and Officers in the Ordinary Course of Business

The Bank offers loans to directors, officers, and employees in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable loans with persons not related to the lender, and which do not involve more than the normal risk of collectibility or present other unfavorable features. All such loans were performing in accordance with their terms as of the date of this registration statement. Federal regulations permit executive officers and directors to participate in loan programs that are available to other employees, so long as the director or executive officer is not given preferential treatment compared to other participating employees.

Section 402 of the Sarbanes-Oxley Act of 2002 generally prohibits a company from extending credit, arranging for the extension of credit or renewing an extension of credit in the form of a personal loan one of its officers or directors. There are several exceptions to this general prohibition, including loans made by an FDIC insured depository institution that is subject to the insider lending restrictions of the Federal Reserve Act. All loans to our directors and officers comply with the Federal Reserve Act and the Federal Reserve Board’s Regulation O and, therefore, are excepted from the prohibitions of Section 402.

Director Retirement Agreements; Bank-Owned Life Insurance Policies

On August 21, 2001, the Board of Directors authorized the Bank to enter into Director Retirement Agreements with each director.  The agreements are intended to encourage existing directors to remain directors of the Bank, assuring the Bank that it will have the benefit of the directors’ experience and guidance in the years ahead.

For retirement after the later of age 72 or five years of service, the Director Retirement Agreements provide an annual benefit during the director’s lifetime of $12,000 for 10 years.  If a director retires or becomes disabled before the Normal Retirement Age, he will receive a lump-sum payment in an amount equal to the retirement liability balance accrued by the Bank at the time of early retirement or disability.

If a change in control of the Bank occurs (as defined in the Director Retirement Agreements) and a director’s service terminates within 24 months after the change in control, the director will receive the retirement liability balance accrued by the Bank payable to the director for retirement at age 72 or after five years of service.

In December of 2001, the Bank purchased insurance policies on the lives of its directors, paying the premiums for these insurance policies with one lump-sum premium payment of approximately $1,045,000.  Although the Bank expects the policies on the directors’ lives to serve as a source of funds for benefits payable under the Director Retirement Agreements, the contractual entitlements arising under the Director Retirement Agreements are not funded and remain contractual liabilities of the Bank, payable upon each director’s termination of service.

The policy interests are divided between the Bank and each director.  Under the Bank’s Split Dollar Agreements and Split Dollar Policy endorsements with the directors, the Bank is entitled to any insurance policy death benefits remaining after payment to the director’s beneficiary.  The Bank expects to recover the premium in full from its portion of the policies’ death benefits.

If a director is terminated for cause, the Bank will not pay any benefits under his Director Retirement Agreement.  For this purpose, the term “cause” means a director’s gross negligence or gross neglect of duties, fraud, disloyalty, dishonesty or willful violation of law or significant bank policies in connection with the director’s service that results in an adverse effect on the Bank.

On August 21, 2001, the Board of Directors of the Bank adopted the Oak Valley Community Bank Supplemental Life Insurance Plan which applies to Messrs. Martin, Courtney and McCarty.  The Plan is intended to encourage these key employees of the Bank to continue their employment with the Bank.  In December 2001, December 2002 and January 2003, the Bank purchased single premium life insurance policies in the amounts of $951,000, $579,000 and $592,000, respectively, on the life of each of the officers covered by the Plan.  Under the Split Dollar Life Insurance Agreements to be entered into by the Bank with each such officer in the Plan, the Bank is the owner of the policies and the partial beneficiary in an amount equal to the cash surrender values of the policies.

Compensation of Non-employee Directors

Persons who are directors and are not employees of the Company receive $2,000 per month.  There is no plan in place for compensation of persons who are directors who are employees.  In addition, non-employee Directors of the Company were eligible to participate in the Company’s incentive stock plan. However, there were no stock options granted to non-employee directors in fiscal year 2007 or 2008.

Director Compensation Table

The following table provides compensation information for the year ended December 31, 2008 for each non-employee Director of the Company.  Information related to Messrs. Martin and Courtney’s compensation is detailed in the “Summary Compensation Table” set forth above.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation (1)	Total
Donald Barton	$24,000		$—	$	$1,301	$25,301
James L. Gilbert	$24,000		$—	$	$5,293	$29,293
Thomas A. Haidlen	$24,000		$—	$	$4,022	$28,022
Michael Q. Jones	$24,000		$—	$	$5,820	$29,820
Arne J. Knudsen	$24,000		$—	$	$13,868	$37,868
Roger M. Schrimp	$24,000		$—	$	$8,585	$32,585
Danny L. Titus	$24,000		$—	$	$5,178	$29,178
Richard J. Vaughan	$24,000		$—	$	$16,067	$40,067

(1) Represents amounts accrued under the Director Retirement Agreements between the Bank and each Director.

ITEM 14 — PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by Moss Adams LLP and billed to the Bank for the audit of the Bank’s annual financial statements for the years ended December 31, 2008 and 2007, and fees for other services billed by Moss Adams LLP during those periods:

Fees	2008	2007
Audit Fees	$104,377	$67,500
Audit-related Fees	40,000	2,961
Tax Fees	12,278	11,650
All other Fees	18,275	27,739

Total	$174,930	72,914

Audit Fees.    Annual audit fees relate to services rendered in connection with the audit of the annual financial statements included in our annual report.

Audit-Related Fees.    Audit-related services include fees for consultations concerning financial accounting and reporting matters.

Tax Fees.    Tax services include fees for tax compliance, tax advice and tax planning.

All Other Fees.    The increase in all other fees is primarily attributable to tax advising work in the areas of enterprise zone and costs aggregation work.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements

(b) Exhibits

The warranties, representations and covenants contained in any of the agreements included herein or which appear as exhibits hereto should not be relied upon by buyers, sellers or holders of the Company’s securities and are not intended as warranties, representations or covenants to any individual or entity except as specifically set forth in such agreement

Index to Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger between the Registrant, Interim Oak Valley Bancorp, Inc. and Oak Valley Community Bank*

3.1	Articles of Incorporation of Oak Valley Bancorp, Inc.*

3.2	First Amendment to Articles of Incorporation of Oak Valley Bancorp, Inc.*

3.3	Bylaws of Oak Valley Bancorp, Inc.*

3.4	First Amended and Restated Bylaws of Oak Valley Bancorp, Inc.**

3.5	Certificate of Determination of Series A Preferred Stock of Oak Valley Bancorp, Inc.**

3.6	Letter Agreement between the United States Department of the Treasury and Oak Valley Bancorp dated December 5, 2008**

10.1	Oak Valley Community Bank 1998 Restated Stock Option Plan*

10.2	Oak Valley Community Bank Form of Director Retirement Agreement*

10.3	Oak Valley Community Bank Form of Salary Continuation Agreement*

10.4	Securities Purchase Agreement between Oak Valley Bancorp and the U.S. Treasury effective December 4, 2008**

11	Statement Regarding Computation of Net Earnings per Share

14	Code of Ethics

21	Subsidiaries of the Issuer*

23.1	Consent of Independent Registered Accounting Firm

24	Power of Attorney (included on the signature page of this report)

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference from the Form 10 filed on July 31, 2008

** Incorporated by reference from the Form 8-A filed on January 14, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Oakdale, California on March 30, 2009.

OAK VALLEY BANCORP a California corporation

By:	/s/ RONALD C. MARTIN
Ronald C. Martin, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned officers and directors of the registrant hereby constitutes and appoints Ronald C. Martin and Richard A. McCarty, and each of them, as lawful attorney-in-fact and agent for each of the undersigned (with full power of substitution and resubstitution, for and in the name, place and stead of each of the undersigned officers and directors), to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, any and all amendments, supplements and exhibits to this report and any and all other documents in connection therewith, hereby granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in order to effectuate the same as fully and to all intents and purposes as each of the undersigned might or could do if personally present, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or any of their substitutes, may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ DONALD BARTON	Director	March 30, 2009
Donald Barton

/s/ CHRISTOPHER M. COURTNEY	Director	March 30, 2009
Christopher M. Courtney

/s/ JAMES L. GILBERT	Director	March 30, 2009
James L. Gilbert

/s/ THOMAS A. HAIDLEN	Director	March 30, 2009
Thomas A. Haidlen

/s/ MICHAEL Q. JONES	Director	March 30, 2009
Michael Q. Jones

/s/ ARNE J. KNUDSEN	Director	March 30, 2009
Arne J. Knudsen

/s/ RONALD C. MARTIN	Director	March 30, 2009
Ronald C. Martin

/s/ ROGER M. SCHRIMP	Director	March 30, 2009
Roger M. Schrimp

/s/ DANNY L. TITUS	Director	March 30, 2009
Danny L. Titus

/s/ RICHARD J. VAUGHAN	Director	March 30, 2009
Richard J. Vaughan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Oak Valley Bancorp

We have audited the accompanying consolidated balance sheets of Oak Valley Bancorp and subsidiary (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting  the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oak Valley Bancorp and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 16 to the consolidated financial statements, effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS)  No. 157 “Fair Value Measurements” and Emerging Issues Task Force (EITF) 06-04 “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.”

/s/ Moss Adams LLP

Stockton, California

March 31, 2009

OAK VALLEY BANCORP

BALANCE SHEETS

	December 31,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$9,072,860	$10,397,951
Federal funds sold	765,000	3,805,000
Cash and cash equivalents	9,837,860	14,202,951

Securities available for sale	41,448,877	33,372,624
Loans, net of allowance for loan loss of $5,569,496 in 2008 and $4,506,753 in 2007	421,572,911	382,264,026
Bank premises and equipment, net	11,093,967	10,108,620
Other real estate owned (OREO)	2,745,575	—
Accrued interest and other assets	21,503,821	14,310,569

	$508,203,011	$454,258,790

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$378,248,467	$377,347,776
Accrued interest and other liabilities	2,968,465	3,549,624
FHLB advances	69,000,000	31,000,000
Total liabilities	450,216,932	411,897,400

Shareholders’ equity
Preferred stock, no par value; $1,000 per share liquidation preference, 10,000,000 shares authorized and 13,500 issued and outstanding at December 31, 2008	12,680,649	—
Common stock, no par value; 10,000,000 shares authorized, 7,661,627 and 7,607,780 shares issued and outstanding at December 31, 2008 and 2007, respectively	23,863,331	22,843,171
Additional paid-in capital	1,925,224	1,748,380
Retained earnings	19,226,645	17,723,646
Accumulated other comprehensive income, net of tax	290,230	46,193

Total shareholders’ equity	57,986,079	42,361,390

	$508,203,011	$454,258,790

See accompanying notes

 OAK VALLEY BANCORP

STATEMENTS OF EARNINGS

	YEAR ENDED DECEMBER 31,
	2008	2007
INTEREST INCOME
Interest and fees on loans	$27,611,325	$30,132,688
Interest on securities available for sale	1,615,951	1,541,034
Interest on federal funds sold	17,996	159,163
Interest on deposits with banks	1,887	4,203
Total interest income	29,247,159	31,837,088

INTEREST EXPENSE
Deposits	7,240,037	11,227,565
FHLB advances	1,484,525	1,730,636
Federal funds purchased	7,748	48,286
Total interest expense	8,732,310	13,006,487

Net interest income	20,514,849	18,830,601
PROVISION FOR LOAN LOSSES	2,188,139	555,000

Net interest income after provision for loan losses	18,326,710	18,275,601

NON-INTEREST INCOME
Service charges on deposits	1,299,014	1,090,125
Earnings on cash surrender value of life insurance	370,004	175,168
Mortgage commissions	100,857	194,975
Other	752,532	737,341
Total non-interest income	2,522,407	2,197,609

NON-INTEREST EXPENSE
Salaries and employee benefits	9,305,601	8,586,098
Occupancy expenses	2,694,684	2,222,541
Data processing fees	764,792	541,556
Telephone expenses	295,466	253,500
OREO expenses	1,553,881	—
Other operating expenses	3,250,819	2,609,124
Total non-interest expense	17,865,243	14,212,819

Earnings before provision for income taxes	2,983,874	6,260,391

PROVISION FOR INCOME TAXES	822,045	2,335,270
NET EARNINGS	$2,161,829	$3,925,121

Preferred stock dividends and accretion	63,819	—
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,098,010	$3,925,121

NET EARNINGS PER COMMON SHARE	$0.27	$0.53

NET EARNINGS PER DILUTED COMMON SHARE	$0.27	$0.52

See accompanying notes

OAK VALLEY BANCORP

STATEMENT OF SHAREHOLDERS’ EQUITY

	YEARS ENDED DECEMBER 31, 2008 and 2007
				Additional			Accumulated Other	Total
	Common Stock		Preferred	Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Shares	Amount	Stock	Capital	Earnings	Income	Income (Loss)	Equity

Balances, January 1, 2007	7,103,243	$17,648,475	$	$1,502,004	$15,243,222		$(204,772)	$34,188,929
Stock offering	456,431	5,020,739						5,020,739
Stock offering expense		(25,000)						(25,000)
Stock options exercised	48,106	198,957						198,957
Tax benefit of stock options exercised				116,303				116,303
Cash dividends ($0.19 per share)					(1,444,697)			(1,444,697)
Stock based compensation				130,073				130,073
Comprehensive income
Net changes in unrealized gain on available-for-sale securities (net of income tax of $163,169)						$250,965	250,965	250,965
Net earnings					3,925,121	3,925,121		3,925,121
Comprehensive income						$4,176,086
Balances, December 31, 2007	7,607,780	$22,843,171	$	$1,748,380	$17,723,646		$46,193	$42,361,390
Stock options exercised	53,847	186,922						186,922
Issuance of Preferred Stock			12,666,762					12,666,762
Issuance of TCPP Warrants		833,238						833,238
Preferred Stock Amortization			13,887		(13,887)			—
Tax benefit of stock options exercised				54,195				54,195
Cash dividends ($0.075 per share)					(574,484)			(574,484)
Stock based compensation				122,649				122,649
Cumulative effect of adopting EITF 06-04 (net of income tax of $49,383)					(70,459)			(70,459)
Comprehensive income
Net changes in unrealized gain on available-for-sale securities (net of income tax of $158,664)						244,037	244,037	244,037
Net earnings					2,161,829	2,161,829		2,161,829
Comprehensive income						$2,405,866
Balances, December 31, 2008	7,661,627	$23,863,331	$12,680,649	$1,925,224	$19,226,645		$290,230	$57,986,079

See accompanying notes

OAK VALLEY BANCORP

STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,161,829	$3,925,121
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for loan losses	2,188,139	555,000
Depreciation, amortization and accretion, net	1,116,198	986,559
Stock-based compensation expense	122,649	130,073
Excess tax benefits from stock-based payment arrangements	(54,195)	(106,355)
Loss (gain) on sale of premises and equipment	1,434	(14,400)
(Increase) decrease in accrued interest receivable	(7,744)	7,062
Decrease in accrued interest payable and other liabilities	(701,001)	(5,085,005)
Increase in other assets	(2,500,595)	(2,583,711)
Net cash from operating activities	2,326,714	(2,185,656)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(15,606,409)	(19,190,393)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	7,947,699	22,516,909
Net increase in loans	(44,242,599)	(9,999,737)
Purchase of BOLI policies	(4,740,000)	0
Proceeds from sales of premises and equipment	0	14,400
Net purchases of premises and equipment	(2,117,820)	(4,845,574)
Net cash from investing activities	(58,759,129)	(11,504,395)

CASH FLOWS FROM FINANCING ACTIVITIES:
FHLB advanced funds	269,863,000	62,869,400
FHLB payments	(231,863,000)	(65,469,400)
Federal funds advances	63,178,130	66,305,000
Federal funds payments	(63,178,130)	(66,305,000)
Proceeds from sale of Preferred Stock	13,500,000	0
Dividends paid	(574,484)	(1,444,697)
Net increase in demand deposits and savings accounts	10,146,439	32,607,147
Net decrease in time deposits	(9,245,748)	(33,789,676)
Excess tax benefits from stock-based payment arrangements	54,195	106,355
Proceeds from sale of common stock and exercise of stock options	186,922	5,194,696
Net cash from financing activities	52,067,324	73,825

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,365,091)	(13,616,226)

CASH AND CASH EQUIVALENTS, beginning of period	14,202,951	27,819,177

CASH AND CASH EQUIVALENTS, end of period	$9,837,860	$14,202,951

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$9,785,838	$13,341,328
Income taxes	$1,160,000	$2,461,000

NON-CASH INVESTING ACTIVITIES:
Real estate acquired through foreclosure	$2,745,575	$0
Net change in unrealized gain/(loss) on available-for-sale securities	$402,701	$(414,134)

NON-CASH FINANCING ACTIVITIES:
Tax benefit from stock options exercised	$54,195	$116,303
Cumulative effect of adopting EITF 06-04	$119,842	$0

See accompanying notes

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF ACCOUNTING POLICIES

Introductory Explanation

On July 3, 2008 (the “Effective Date”), a bank holding company reorganization was completed whereby Oak Valley Bancorp (“Bancorp”) became the parent holding company for Oak Valley Community Bank ( the “Bank”).  On the Effective Date, a tax-free exchange was completed whereby each outstanding share of the Bank was converted into one share of Bancorp and the Bank became the sole wholly-owned subsidiary of the holding company. The information contained in the financial statements and accompanying footnotes for periods subsequent to the reorganization relate to consolidated Oak Valley Bancorp. Periods prior to the reorganization relate to the Bank only. The information is comparable for all periods as the sole subsidiary of Bancorp is the Bank.

The consolidated financial statements include the accounts of Bancorp and its wholly-owned bank subsidiary. All material intercompany transactions have been eliminated. In the opinion of Management, the consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations, changes in stockholders’ equity and cash flows.  All adjustments are of a normal, recurring nature.

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Oak Valley Community Bank (the “Bank”) is a California State chartered bank. The Bank was incorporated under the laws of the state of California on May 31, 1990, and began operations in Oakdale on May 28, 1991. The Bank operates branches in Oakdale, Sonora, Bridgeport, Bishop, Mammoth Lakes, Modesto, Patterson, Turlock, Ripon, Stockton, and Escalon, California. The Bridgeport, Mammoth Lakes, and Bishop branches operate as a separate division, Eastern Sierra Community Bank. The Bank’s primary source of revenue is providing loans to customers who are predominantly middle-market businesses.

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Change in accounting principle — During 2008 in conjunction with the Company’s filing of a Form 10 registration statement with the SEC, the Company made a change in accounting principle and adopted Staff Accounting Bulletin (SAB) No. 108.  As a result, the Company recorded adjustments to its deferred tax assets and also recorded a liability related to lease agreements that include fixed rent escalation clauses.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 154, Accounting Changes and Error Corrections, the Company adjusted its financial statements to apply SAB No. 108 retrospectively.  As a result of the change in accounting principle, the following adjustments to the financial statements were made:

•      Accrued interest and other assets decreased by $144,586 at December 31, 2007.

•      Other liabilities increased by $134,030 at December 31, 2007.

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

Stock offering — During 2007 the Bank facilitated a stock offering in an effort to raise additional capital. The stock was first offered to existing shareholders between May 14, 2007 through June 15, 2007. Subsequently, the offering was extended to the public between June 16, 2007 through July 16, 2007. Common stock of the Bank was offered at $11 per share to all investors. As a result of the offering, the Bank raised $4,995,739 in capital, net of offering expenses of $25,000. Additionally, 456,431 in additional common shares of the Bank were issued as a result of the offering.

Cash and cash equivalents — The Bank has defined cash and cash equivalents to include cash, due from banks, certificates of deposit with maturities of three months or less, and federal funds sold. Generally, federal funds are sold for one-day periods. At times throughout the year, balances can exceed FDIC insurance limits.  Management believes the risk of loss is remote as these amounts are held by major financial institutions.

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Securities available for sale — Available-for-sale securities consist of bonds, notes, and debentures not classified as trading securities or held-to-maturity securities. Available-for-sale securities with unrealized holding gains and losses, net of tax, are reported as a net amount in a separate component of shareholders’ equity, accumulated other comprehensive income, until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. The amortization of premiums and accretion of discounts are recognized as adjustments to interest income over the period to maturity.

Investments with fair values that are less than amortized cost are considered impaired. Impairment may result from either a decline in the financial condition of the issuing entity or, in the case of fixed interest rate investments, from rising interest rates. At each financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other than temporary based on the positive and negative evidence available. Evidence evaluated includes, but is not limited to, industry analyst reports, credit market conditions, and interest rate trends. If negative evidence outweighs positive evidence that the carrying amount is recoverable within a reasonable period of time, the impairment is deemed to be other than temporary and the security is written down in the period in which such determination is made.

Other real estate owned - Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of carrying amount of the loan or fair value of the property at the date of foreclosure less selling costs.  Subsequent to foreclosure, valuations are periodically performed and any subject revisions in the estimate of fair value are reported as adjustment to the carrying value of the real estate, provided the adjusted carrying amount does not exceed the original amount at foreclosure.  Revenues and expenses from operations and changes in the valuation allowance are included in other operating expenses.  As of December 31, 2008, six loans with outstanding balances of $2,745,575 were reclassified to other real estate owned.

Loans and allowance for loan losses — Loans are reported at the principal amount outstanding, net of unearned income, deferred loan fees, and the allowance for loan losses. Unearned discounts on installment loans are recognized as income over the terms of the loans. Interest on other loans is calculated by using the simple interest method on the daily balance of the principal amount outstanding.

Loan fees net of certain direct costs of origination, which represent an adjustment to interest yield, are deferred and amortized over the contractual term of the loan.

Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal or when a loan becomes contractually past due by ninety days or more with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued, but not collected, is reversed against current period interest income. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.

The allowance for loan losses is established through a provision for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries of previously charged off amounts, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based on management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified as impaired. Impaired loans, as defined, are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. The general component relates to non-impaired loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

The Bank considers a loan impaired when it is probable that all amounts of principal and interest due, according to the contractual terms of the loan agreement, will not be collected, which is the same criteria used for the transfer of loans to non-accrual status. Interest income is recognized on impaired loans in the same manner as non-accrual loans. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

The method for calculating the allowance for off-balance-sheet is based on an allowance percentage which is less than other outstanding loan types because they are at a lower risk level.  This allowance percentage is evaluated by management periodically and is applied to the total undisbursed loan commitment balance to calculate the allowance for off-balance-sheet commitments.

Premises and equipment — Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line basis. The estimated lives used in determining depreciation are:

Building	31.5	years

Equipment	3 – 12	years

Furniture and fixtures	3 – 7	years

Leasehold improvements	5 – 15	years

Automobiles	3 – 5	years

Leasehold improvements are amortized over the lesser of the useful life of the asset or the remaining term of the lease. The straight-line method of depreciation is followed for all assets for financial reporting purposes, but accelerated methods are used for tax purposes. Deferred income taxes have been provided for the resulting temporary differences.

Income taxes — Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Bank’s assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled using the liability method. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

The Bank adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Bank had no unrecognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of retained earnings. The Bank had no unrecognized tax benefits at January 1, 2007, December 31, 2007 and 2008.

The Bank recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2008 and 2007 the Bank recognized no interest and penalties.

The Bank files income tax returns in the U.S. federal jurisdiction, and various states. With few exceptions, the Bank is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2004.

Transfers of financial assets — Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when:  (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that contain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Advertising costs — The Bank expenses marketing costs as they are incurred. Advertising expense was $126,000 and $119,000 for the years ended December 31, 2008 and 2007, respectively.

Comprehensive income — Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes items previously recorded directly to equity, such as unrealized gains and losses on securities available for sale. Comprehensive income is presented in the statement of shareholders’ equity. For the years ended December 31, 2008 and 2007, no amounts were reclassified out of comprehensive income into earnings.

Investment in limited partnership —  During 2007 the Bank acquired limited interests in a private limited partnership that acquires affordable housing properties in California that generate Low Income Housing Tax Credits under Section 42 of the Internal Revenue Code of 1986, as amended.  The Bank’s limited partnership investment is accounted for under the equity method.  The Bank’s noninterest expense associated with the utilization of these tax credits for the year ended December 31, 2008 and 2007 was 62,932 and $54,308, respectively.  The limited partnership investment is expected to generate a total tax benefit of approximately $1.16 million over the life of the investment for the combination of the tax credits and deductions on noninterest expense.  The tax credits expire between 2009 and 2022.  In 2007, a tax benefit of $54,000 was utilized for income tax purposes and an estimated amount of $134,000 will be utilized in 2008.  The recorded investment in limited partnerships totaled $962,740 and $377,790 at December 31, 2008 and 2007, respectively, and is reflected as a component of accrued interest and other assets on the balance sheets.

Stock based compensation —Statement of Financial Accounting Standards (“SFAS”) No. 123R,   Share Based Payments, requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period).  The bank uses the straight-line recognition of expenses for awards with graded vesting.

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

The fair value of each option grant is estimated as of the grant date using an option-pricing model with the assumptions noted in the following table. The Bank utilizes a binomial pricing model for all grants. Expected volatility is based on the historical volatility of the price of the Bank’s stock. The Bank uses historical data to estimate option exercise and stock option forfeiture rates within the valuation model. The expected term of options granted for the binomial model is derived from applying a historical suboptimal exercise factor to the contractual term of the grant. For binomial pricing, the risk-free rate for periods is equal to the U.S. Treasury yield at the time of grant and commensurate with the contractual term of the grant.

The fair value of each option is estimated on the date of grant using an options pricing model with the following weighted average assumptions:

	YEAR ENDED DECEMBER 31,
	2008	2007
Pricing model	Binomial	Binomial
Dividend yield	1.54%	1.73%
Expected volatility	36.25%	36.33%
Risk-free interest rate	4.22%	4.79%
Expected option term	7.27 years	7.25 years
Stock-based compensation recorded	$122,649	$130,073

Reclassifications — Certain prior year amounts have been reclassified to conform to the current year presentation. There was no effect on net income or shareholders’ equity.

Recently Issued Accounting Standards — In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement indicates, among other things, that a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. SFAS 157 defines fair value based upon an exit price model. Relative to SFAS 157, the FASB proposed FASB Staff Positions (FSP) 157-a, 157-b, and 157-c. FSP 157-a amends SFAS 157 to exclude Financial Accounting Standards No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-b delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-c clarifies the principles in SFAS 157 on the fair value measurement of liabilities. Public comments on FSP 157-a and 157-b were due in January 2008, while public comments on FSP 157-c were due in February 2008.  The Company adopted this pronouncement effective January 1, 2008 and has determined that this Standard has not had a material impact on the Company’s financial position, results of operations or cash flows.

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities using different measurement techniques. SFAS 159 requires additional disclosures related to the fair value measurements included in the entity’s financial statements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Accordingly, the Company adopted SFAS 159 in the first quarter of 2008.  The Company did not elect the fair value option for any of its financial assets or liabilities.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”), which replaces Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”). SFAS 141(R) retains the underlying concepts of SFAS 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but SFAS 141(R) changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense. SFAS 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141(R) amends SFAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141(R) would also apply the provisions of SFAS 141(R). Early adoption is not permitted.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” (“SFAS 160”). SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, with earlier adoption prohibited. The Statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. The Statement also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS 141(R). This Statement also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. The Company is currently evaluating the potential impact this Statement may have on the Company’s financial position, results of operations and cash flows, but does not believe the impact of the adoption will be material.

FASB Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.”  EITF 06-4 requires the recognition of a liability and related compensation expense for bank owned life insurance policies with joint beneficiary agreements that provide a benefit to an employee that extends to post-retirement periods.  Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee.  Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement.  If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions.”  The Company adopted this pronouncement effective January 1, 2008. The impact to the Company’s financial position, results of operations and cash flows was not material.

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 2 — CASH AND DUE FROM BANKS

Cash and due from banks includes balances with the Federal Reserve Bank and other correspondent banks. The Bank is required to maintain specified reserves by the Federal Reserve Bank. The average reserve requirements are based on a percentage of the Bank’s deposit liabilities. In addition, the Federal Reserve Bank requires the Bank to maintain a certain minimum balance at all times.

NOTE 3 — SECURITIES

The amortized cost and estimated fair values of debt securities as of December 31, 2008, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value

Available-for-sale securities:
U.S. agencies	$25,540,641	$609,957	$(65,680)	$26,084,918
Collateralized mortgage obligations	3,438,998	54,471	(8,861)	3,484,608
Municipalities	9,970,961	14,829	(83,567)	9,902,223
SBA Pools	1,820,810	—	(41,682)	1,779,128
Asset-Back Security	198,081	—	(81)	198,000
	$40,969,491	$679,257	$(199,871)	$41,448,877

The following tables detail the gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008.

	Less than 12 months		12 months or more		Total
		Unrealized	Fair	Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Value	Loss	Fair Value	Loss

U.S. agencies	$2,900,405	$(13,962)	$3,067,267	$(51,718)	$5,967,672	$(65,680)
Collateralized mortgage obligations	618,552	(2,109)	1,085,704	(6,752)	1,704,256	(8,861)
Municipalities	9,357,996	(83,567)	—	—	9,357,996	(83,567)
SBA Pools	—	—	1,626,502	(41,682)	1,626,502	(41,682)
Asset Backed Securities	198,000	(81)	—	—	198,000	(81)
Total temporarily impaired securities	$13,074,953	$(99,719)	$5,779,473	$(100,152)	$18,854,426	$(199,871)

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 3 — SECURITIES (CONTINUED)

At December 31, 2008, a total of four U.S. agencies, one collateralized mortgage obligations and two SBA pools make up the total amount of securities in an unrealized loss position for greater than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due solely to interest rate changes and the Bank has the ability and intent to hold all investment securities with identified impairments resulting from interest rate changes to the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities at December 31, 2008, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value

Available-for-sale securities:
Due in one year or less	$88,186	$88,575
Due after one year through five years	1,250,978	1,235,828
Due after five years through ten years	4,238,046	4,218,813
Due after ten years	35,392,281	35,905,661
	$40,969,491	$41,448,877

The amortized cost and estimated fair values of debt securities as of December 31, 2007, are as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale securities:
U.S. agencies	$24,874,744	$153,914	$(66,313)	$24,962,345
Collateralized mortgage obligations	4,024,103	7,014	(69,967)	3,961,150
Municipalities	2,343,015	58,834	(1,855)	2,399,994
SBA Pools	2,054,076	—	(4,941)	2,049,135

	$33,295,938	$219,762	$(143,076)	$33,372,624

The following table details the gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007.

	Less than 12 months		12 months or more		Total
		Unrealized	Fair	Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Value	Loss	Fair Value	Loss

U.S. agencies	$1,564,653	$(1,182)	$7,076,297	$(65,131)	$8,640,950	$(66,313)
Collateralized mortgage obligations	977,951	(6,821)	2,241,900	(63,146)	$3,219,851	$(69,967)
Municipalities	304,611	(406)	259,621	(1,449)	$564,232	$(1,855)
SBA Pools	2,049,134	(4,941)	—	—	$2,049,134	$(4,941)
Total temporarily impaired securities	$4,896,349	$(13,350)	$9,577,818	$(129,726)	$14,474,167	$(143,076)

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 3 — SECURITIES (CONTINUED)

At December 31, 2007, a total of ten U.S. agencies, four collateralized mortgage obligations, three municipal securities, and two SBA pools make up the total amount of securities in an unrealized loss position for greater than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due solely to interest rate changes and the Bank has the ability and intent to hold all investment securities with identified impairments resulting from interest rate changes to the earlier of the forecasted recovery or the maturity of the underlying investment security.

There were no realized gains or losses on sales of available-for-sale securities during 2008 and 2007. There were no sales of available-for-sale securities during 2008 and 2007.

Securities carried at $30,117,814 and $28,930,614 at December 31, 2008 and 2007, respectively, were pledged to secure deposits of public funds.

NOTE 4 — LOANS

The Bank’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. Approximately 63% of the Bank’s loans are commercial real estate loans. Approximately 9% of the Bank’s loans are for general commercial uses including professional, retail, and small business. Additionally, 17% of the Bank’s loans are for real estate construction for residential and commercial real estate. The remaining 11% are in agriculture, residential real estate, and consumer loans. Generally, real estate loans are collateralized by real property while commercial and other loans are collateralized by funds on deposit, business, or personal assets. Repayment of loans is generally expected from cash flows of the borrower. Pre-approved permanent financing generally pays off construction loans.

Loan totals were as follows:

	DECEMBER 31,
	2008	2007
Loans
Commercial real estate	$268,741,826	$208,309,072
Commercial	37,302,286	45,496,794
Real estate construction	73,321,446	83,173,030
Agriculture	25,916,928	31,429,970
Residential real estate and consumer	22,894,644	19,400,263

Total loans	428,177,130	387,809,129

Less:
Deferred loan fees and costs, net	(1,034,723)	(1,038,350)
Allowance for loan losses	(5,569,496)	(4,506,753)

Net loans	$421,572,911	$382,264,026

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 4 — LOANS (CONTINUED)

Changes in the allowance for loan losses were as follows:

	YEARS ENDED DECEMBER 31,
	2008	2007

Balance, beginning of year	$4,506,753	$4,341,062
Provision charged to operations	2,188,139	555,000
Loans charged off	(1,114,534)	(401,510)
Loan recoveries	4,745	4,275
Reclassification of reserve related to off-balance-sheet commitments	(15,608)	7,926

Balance, end of year	$5,569,496	$4,506,753

Changes in the allowance off-balance-sheet commitments were as follows:

	YEARS ENDED DECEMBER 31,
	2008	2007

Balance, beginning of year	$209,757	$217,683
Reclassification of reserves from allowance for loan losses	15,608	(7,926)
Provision Charged to Operations for Off Balance Sheet	(50,034)	—
Balance, end of year	$175,331	$209,757

The method for calculating the allowance for off-balance-sheet is based on an allowance percentage which is less than other outstanding loan types because they are at a lower risk level.  This allowance percentage is evaluated by management periodically and is applied to the total undisbursed loan commitment balance to calculate the allowance for off-balance-sheet commitments.

The total recorded investment in impaired loans at December 31, 2008, was $4,078,765. The average recorded investment in impaired loans was $4,294,356 during 2008. The recorded investment in impaired loans that have a specific reserve was $3,322,670 at December 31, 2008. The recorded investment in impaired loans that did not have a specific reserve was $756,005 at December 31, 2008. The total specific reserve related to impaired loans and included in the allowance for loan losses was $768,719. No interest income was recognized on impaired loans, while considered impaired during 2008. The total recorded investment in non-accrual loans was $4,078,765 at December 31, 2008.  In addition, there was one real estate construction loan with a principal balance of $643,000 that was past due greater than 90 days and still accruing interest at December 31, 2008.

The total recorded investment in impaired loans at December 31, 2007, was $9,087,462. The average recorded investment in impaired loans was $1,411,000 during 2007. The recorded investment in impaired loans that have a specific reserve was $977,218 at December 31, 2007. The recorded investment in impaired loans that did not have a specific reserve was $8,110,244 at December 31, 2007. The total specific reserve related to impaired loans and included in the allowance for loan losses was $95,430. No interest income was recognized on impaired loans, while considered impaired during 2007. The total recorded investment in non-accrual loans was $9,087,462 at December 31, 2007.  In addition, there were no loans past due greater than 90 days and still accruing interest at December 31, 2007.

At December 31, 2008 and 2007, loans carried at $274,578,420 and $261,861,840, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 5 — PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows:

	DECEMBER 31,
	2008	2007

Land	$4,023,703	$3,611,703
Building	3,192,470	2,480,649
Leasehold improvements	3,604,173	3,152,407
Furniture, fixtures, and equipment	5,909,567	5,606,695

	16,729,913	14,851,454

Less accumulated depreciation and amortization	5,635,946	4,742,834

	$11,093,967	$10,108,620

Depreciation expense was $1,131,038 and $1,022,739 for the years ended 2008 and 2007, respectively.

NOTE 6 — ACCRUED INTEREST AND OTHER ASSETS

Other assets are summarized as follows:

	DECEMBER 31,
	2008	2007

Interest income receivable on loans	$1,676,613	$1,693,677
Interest income receivable on investments	209,746	184,940
Net deferred tax asset	2,554,700	2,237,414
Federal Reserve Bank stock	750,550	669,500
Federal Home Loan Bank stock	3,803,700	2,283,300
Cash surrender value of life insurance	9,859,234	4,749,230
Investment in limited partnership	845,500	323,482
Prepaid expenses and other	1,803,778	2,169,026

	$21,503,821	$14,310,569

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 7 — DEPOSITS

Deposit totals were as follows:

	DECEMBER 31,
	2008	2007

Demand	$64,276,737	$68,150,833
NOW accounts	53,485,103	54,496,524
Money market deposit accounts	157,351,888	138,413,815
Savings	12,532,242	16,438,359
Time, under $100,000	46,562,563	42,227,602
Time, $100,000 and over	44,039,934	57,620,643

Total deposits	$378,248,467	$377,347,776

Certificates of deposit issued and their remaining maturities at December 31, 2008, are as follows:

Year ending December 31,
2009	$71,681,711
2010	18,098,971
2011	509,194
2012	300,971
2013	11,650
$90,602,497

NOTE 8 — FHLB ADVANCES

At December 31, 2008, the Bank had advances from the Federal Home Loan Bank (“FHLB”) totaling $69,000,000. Of the total advances outstanding, $34,500,000 represents term advances due in 2009, $18,500,000 represents term advances due in 2010, and $16,000,000 represents overnight open advances. The weighted average interest rate on these advances was 1.51% and interest payments are due monthly. Unused and available advances totaled $38,130,625 at December 31, 2008.  Loans carried at $274,578,420 at December 31, 2008, were pledged as collateral on advances from the Federal Home Loan Bank.

At December 31, 2007, the Bank had advances from the Federal Home Loan Bank (“FHLB”) totaling $31,000,000. Of the total advances outstanding, $10,000,000 represents term advances due in 2008, $3,000,000 represents term advances due in 2009, and $18,000,000 represents overnight open advances. The weighted average interest rate on these advances was 4.69% and interest payments are due monthly. Unused and available advances totaled $67,740,720 at December 31, 2007.  Loans carried at $261,861,840 at December 31, 2007, were pledged as collateral on advances from the Federal Home Loan Bank.

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 9 — INTEREST ON DEPOSITS

Interest on deposits was comprised of the following:

	YEARS ENDED DECEMBER 31,
	2008	2007

Savings and other deposits	$4,210,099	$5,636,857
Time deposits of $100,000 or more	1,578,851	3,457,958
Other time deposits	1,451,088	2,132,750

	$7,240,037	$11,227,565

NOTE 10 — INCOME TAXES

The provision for income taxes consists of the following:

	YEARS ENDED DECEMBER 31,
	2008	2007	2006

Current
Federal	$802,797	$1,739,000	$2,089,500
State	141,878	530,000	718,000

	944,675	2,269,000	2,807,500
Deferred
Federal	(8,812)	65,970	(285,325)
State	(113,818)	300	(42,000)

	(122,630)	66,270	(327,325)

	$822,045	$2,335,270	$2,480,175

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES (CONTINUED)

The components of the Bank’s deferred tax assets and liabilities (included in accrued interest and other assets on the balance sheet), is shown below:

	DECEMBER 31,
	2008	2007

Deferred tax assets:
Deferred loan fees	$200	$400
Allowance for loan losses	1,813,000	1,910,000
State income tax	76,800	200,000
Accrued bonus	7,800
Accrued vacation	35,000	31,000
Accrued salary continuation liability	372,000	280,000
Deferred compensation	58,000
Split Dollar Life Insurance	128,000	108,000
EITF 06-04	49,000	—
Nonaccrual loans	56,000	113,000
OREO expenses	517,000	—
Holding company organization fees	58,000	—
Unrealized loss on securities available for sale	—	13,000
	3,170,800	2,658,000
Deferred tax liabilities:
Prepaid expenses	(170,000)	(51,000)
FHLB dividends	(217,000)	(167,000)
Accumulated depreciation	(191,000)	(58,000)
Deferred rent	(145,000)	—
Stock Options	(50,000)	2,600
Investment in limited partnership	(800)	—
Unrealized loss on securities available for sale	(185,000)	—
	(958,800)	(276,000)

Net deferred income tax asset	$2,212,000	$2,382,000

Management has assessed the realizability of deferred tax assets and believes it is more likely than not that all deferred tax assets will be realized in the normal course of operations. Accordingly, these assets have not been reduced by a valuation allowance.

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES (CONTINUED)

The effective tax rate for 2008 and 2007 differs from the current Federal statutory income tax rate as follows:

	YEARS ENDED DECEMBER 31,
	2008	2007

Federal statutory income tax rate	34.0%	34.0%
State taxes, net of federal tax benefit	7.2%	7.2%
Tax exempt interest on municipal securities and loans	(1.1)%	(1.0)%
Taxe exempt earnings on bank owned life insurance	(5.1)%	(1.1)%
Stock based compensation	1.6%	0.8%
Low income housing tax credit	(3.6)%	0.0%
California enterprise zone tax credits and deductions	(4.7)%	(1.1)%
Other	(0.8)%	(1.5)%
Effective tax rate	27.5%	37.3%

Bancorp files a consolidated return in the U.S. Federal tax jurisdiction and a combined report in the State of California tax jurisdiction.  Prior to the formation of Bancorp in 2007, the Bank filed in the U.S. Federal and California jurisdictions on a stand-alone basis.  None of the entities are subject to examination by taxing authorities for years before 2005 for U.S. Federal or for years before 2004 for California.

We adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.  No adjustments were identified for unrecognized tax benefits that required an adjustment to the January 1, 2007 beginning tax reserve.  We had no tax reserve for uncertain tax positions at December 31, 2008.  We do not anticipate providing a reserve for uncertain tax positions in the next twelve months.  We have elected to record interest and penalties related to unrecognized tax benefits in tax expense.  During the years ended December 31, 2008 and 2007, neither the Bank nor Bancorp had an accrual for interest and penalties associated with uncertain tax positions.

NOTE 11 — STOCK OPTION PLAN

During 1991 the Bank’s Board of Directors approved a fixed stock option plan (the “Plan”) under which incentive and non-qualified stock options may be granted to key employees and directors, respectively, to purchase up to thirty-five percent of the authorized and un-issued common stock of the Bank at a price equal to the fair market value on the date of grant. The Plan provides that the options are exercisable in equal increments over a five-year period from the date of grant or over any other schedule approved by the Board of Directors. All incentive stock options expire no later than ten years from the date of grant. The Plan was ratified by the shareholders at the Bank’s annual meeting in April 1992.

A summary of the status of the Bank’s fixed stock option plan and changes during the year are presented below.

	DECEMBER 31, 2008
		Weighted-
		Average
		Exercise
	Shares	Price

Outstanding at beginning of year	506,564	$6.96
Granted	10,000	$10.81
Exercised	(53,847)	$3.47
Forfeited	(42,262)	$12.16

Outstanding at end of year	420,455	$6.97

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 11 — STOCK OPTION PLAN

	DECEMBER 31,
	2008	2007

Weighted-average fair value of options granted during the year	$4.16	$4.18

Intrinsic value of options exercised	$1700,008	$314,048

Options exercisable at year end:	343,005	357,913

Weighted average exercise price	$6.23	$5.52
Intrinsic value	412,074	1,155,012
Weighted average remaining contractual life	3.93 years	4.36 years

Options outstanding at year end:	420,455	506,564

Weighted average exercise price	$6.97	$6.96
Intrinsic value	412,074	1,210,741
Weighted average remaining contractual life	4.43 years	5.22 years

Tax benefits totaling $1,600 were recorded in the statement of earnings during 2008 related to the vesting of non-qualified stock options. As of December 31, 2008, there was $157,958 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.56 years.

For the year ended December 31, 2008, the Bank received $186,922 from the exercise of stock options and received income tax benefits of $54,195 related to the exercise of non-qualified employee stock options and disqualifying dispositions in the exercise of incentive stock options.

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 12 — TREASURY CAPITAL PURCHASE PROGRAM

In response to the stresses in the credit markets and to protect and recapitalize the U.S. financial system, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law.  EESA includes the Treasury Capital Purchase Program (the “TCPP”), which was intended to inject liquidity into, and stabilize the financial industry.  On December 1, 2008, we received preliminary approval from the United States Department of the Treasury (the “U.S. Treasury”) to participate in the TCPP.  On December 5, the Bank issued to the U.S. Treasury 13,500 shares of senior preferred stock with a zero par value and a $1,000 per share liquidation preference, along with warrants to purchase 350,346 shares of common stock at a per share exercise price of $5.78, in exchange for aggregate consideration of $13.5 million.  Dividends will be payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year with a 5% coupon dividend rate for the first five years and 9% thereafter. If dividends on the senior preferred shares are not paid in full for six dividend periods, the U.S. Treasury will have the right to elect two directors to our board until full dividends have been paid for four consecutive dividend periods. The attached warrants are immediately exercisable and expire 10 years after the issuance date. We must comply with restrictions on executive compensation during the period that the U.S. Treasury holds an equity position in us through the TCPP.  Under the American Recovery and Reinvestment Act of 2009, we may elect to repurchase the preferred stock at the original purchase price plus accrued but unpaid dividends.

The proceeds of $13.5 million were allocated between the preferred stock and the warrants with $12.7 million allocated to preferred stock and $833 thousand allocated to the warrants, based on their relative fair value at the time of issuance. The fair value of the preferred stock was estimated using discounted cash flows with a discount rate of 9%. The fair value of the warrants was estimated using the Binomial option pricing model with the following assumptions: 1) risk-free interest rate of 2.66% (the Treasury 10-year yield rate as of warrant issuance date); 2) estimated life of ten years (contractual term of the warrants); 3) volatility of 37.4%; and 4) dividend yield of 1.67%. The discount on the preferred stock (i.e., difference between the initial carrying amount and the liquidation amount) is amortized over the five-year period preceding the 9% perpetual dividend, using effective yield method.

NOTE 13 — EARNINGS PER SHARE

The Bank computes earnings per share (“EPS”) in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires the presentation of basic EPS, which does not consider the effect of common stock equivalents and diluted EPS, which considers all dilutive common stock equivalents.

	YEAR ENDED DECEMBER 31, 2008
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net earnings	$2,161,829

Basic EPS:
Net earnings available to common shareholders	$2,098,010	7,642,775	$0.27

Effect of dilutive securities:
Stock options	—	91,106
Warrants	—	4,723
Total dilutive shares		95,829

Diluted EPS:
Net earnings available to common shareholders plus assumed conversions	$2,098,010	7,738,604	$0.27

Options to purchase 254,875 shares of common stock in prices ranging from $7.20 to $15.67 were outstanding during 2008. They were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. These options begin to expire in 2015.

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 13 — EARNINGS PER SHARE (CONTINUED)

	YEAR ENDED DECEMBER 31, 2007
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net earnings	$3,925,121

Basic EPS:
Net earnings available to common shareholders	$3,925,121	7,364,681	$0.53

Effect of dilutive securities:
Stock options	—	159,824

Diluted EPS:
Net earnings available to common shareholders plus assumed conversions	$3,925,121	7,524,505	$0.52

Options to purchase 104,750 shares of common stock in prices ranging from $10.85 to $15.67 were outstanding during 2007. They were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. These options begin to expire in 2015.

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 14 — COMMITMENTS AND CONTINGENCIES

The Bank is obligated for rental payments under certain operating lease agreements, some of which contain renewal options and escalation clauses that provide for increased rentals. Total rental expense for the years ended December 31, 2008 and 2007, was $904,800 and $669,054, respectively.

At December 31, 2008 the future minimum commitments under these operating leases are as follows:

Year ending December 31,
2009	$802,804
2010	793,216
2011	751,314
2012	780,793
2013	814,136
Thereafter	3,950,322
$7,892,585

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of loans or through standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.

The Bank’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Financial instruments whose contract amounts represent credit risk:

Contract
Amount

Undisbursed loan commitments	$47,726,630
Checking reserve	1,276,002
Equity lines	10,543,892
Standby letters of credit	3,528,566
$63,075,090

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 15 — FINANCIAL INSTRUMENTS

Fair values of financial instruments — The financial statements include various estimated fair value information as of December 31, 2008 and 2007. Such information, which pertains to the Bank’s financial instruments, does not purport to represent the aggregate net fair value of the Bank. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change. The following methods and assumptions are used by the Bank.

Cash and cash equivalents — The carrying amounts of cash and cash equivalents approximate their fair value.

Securities (including mortgage-backed securities) — Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans receivable — For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. The fair values for other loans (e.g., real estate construction and mortgage, commercial, and installment loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Deposit liabilities — The fair values estimated for demand deposits (interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying amounts). The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of the aggregate expected monthly maturities on time deposits.

Federal Home Loan Bank (FHLB) advances — Rates currently available to the Bank for borrowings with similar terms and remaining maturities are used to estimate the fair value of the existing debt.

Accrued interest — The carrying amounts of accrued interest approximate their fair value.

Off-balance-sheet instruments — Fair values for the Bank’s off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the credit standing of the counterparties.

The estimated fair values of the Bank’s financial instruments at December 31, 2008 are as follows:

		Estimated
	Carrying	Fair
	Amount	Value
Financial assets:

Cash and cash equivalents	$9,837,860	$9,837,860
Securities available for sale	41,448,877	41,448,877
Loans	428,177,130	429,344,847
Accrued interest receivable	1,886,359	1,886,359

Financial liabilities:

Deposits	(378,248,467)	(378,041,128)
FHLB advance	(69,000,000)	(69,103,323)
Accrued interest payable	(763,117)	(763,117)

Off-balance-sheet assets (liabilities):

Commitments and standby letters of credit		(3,528,566)

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 15 — FINANCIAL INSTRUMENTS (Continued)

The estimated fair values of the Bank’s financial instruments at December 31, 2007 were as follows:

		Estimated
	Carrying	Fair
	Amount	Value
Financial assets:

Cash and cash equivalents	$14,202,951	$14,202,951
Securities available for sale	33,372,624	33,372,624
Loans	387,809,129	394,349,356
Accrued interest receivable	1,878,617	1,878,617

Financial liabilities:

Deposits	(377,347,776)	(377,536,730)
FHLB advance	(31,000,000)	(31,080,813)
Accrued interest payable	(1,816,645)	(1,816,645)

Off-balance-sheet assets (liabilities):

Commitments and standby letters of credit		(814,000)

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 16 - FAIR VALUE MEASUREMENTS

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets and liabilities measured on a recurring basis:
Available-for-sale securities	$41,448,877	$		$41,448,877	$—

Assets and liabilities measured on a non-recurring basis:
Impaired Loans	$3,309,956		$—	$—	$3,309,956

The fair value of securities available for sale equals quoted market price, if available.  If quoted market prices are not available, fair value is determined using quoted market prices for similar securities.  Changes in fair market value are recorded in other comprehensive income net of tax.  SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. At December 31, 2008, impaired loans had a principal balance of $4,078,675, with a valuation allowance of $768,719.  Upon being classified as impaired, charge offs were taken to reduce the balance of each loan to an estimate of the collateral fair market value less cost to dispose. This estimate was a level 3 valuation.  There was no direct impact on the income statement.  The charge-offs were recorded as a debit to the allowance for loan losses.

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 17 — RELATED PARTY TRANSACTIONS

The Bank, in the normal course of business, makes loans and receives deposits from its directors, officers, principal shareholders, and their associates. In management’s opinion, these transactions are on substantially the same terms as comparable transactions with other customers of the Bank. Loans to directors, officers, shareholders, and affiliates are summarized below:

	YEARS ENDED DECEMBER 31,
	2008	2007

Aggregate amount outstanding, beginning of year	$5,785,792	$7,307,946
New loans or advances during year	4,068,823	2,793,291
Repayments during year	(370,907)	(4,315,445)

Aggregate amount outstanding, end of year	$9,483,708	$5,785,792

Related party deposits totaled $9,518,344 and $9,367,808 at December 31, 2008 and 2007, respectively.

NOTE 18 — PROFIT SHARING PLAN

The profit sharing plan to which both the Bank and eligible employees contribute was established in 1995. Bank contributions are voluntary and at the discretion of the Board of Directors. Contributions were approximately $296,000 and $326,000 for 2008 and 2007, respectively.

NOTE 19 — RESTRICTIONS ON RETAINED EARNINGS

Under current California State banking laws, the Bank may not pay cash dividends in an amount that exceeds the lesser of retained earnings of the Bank or the Bank’s net earnings for its last three fiscal years (less the amount of any distributions to shareholders made during that period). If the above requirements are not met, cash dividends may only be paid with the prior approval of the Commissioner of the Department of Financial Institutions, in an amount not exceeding the Bank’s net earnings for its last fiscal year or the amount of its net earnings for its current fiscal year. Accordingly, the future payment of cash dividends will depend on the Bank’s earnings and its ability to meet its capital requirements.

NOTE 20 — OTHER POST-RETIREMENT BENEFIT PLANS

The Bank has awarded certain officers a salary continuation plan (the “Plan”). Under the Plan, the participants will be provided with a fixed annual retirement benefit for 20 years after retirement. The Bank is also responsible for certain pre-retirement death benefits under the Plan. In connection with the implementation of the Plan, the Bank purchased single premium life insurance policies on the life of each of the officers covered under the Plan. The Bank is the owner and partial beneficiary of these life insurance policies. The assets of the Plan, under Internal Revenue Service regulations, are owned by the Bank and are available to satisfy the Bank’s general creditors.

During December 2001 the Bank awarded its directors a director retirement plan (“DRP”). Under the DRP, the participants will be provided with a fixed annual retirement benefit for ten years after retirement. The Bank is also responsible for certain pre-retirement death benefits under the DRP. In connection with the implementation of the DRP, the Bank purchased single premium life insurance policies on the life of each director covered under the DRP. The Bank is the owner and partial beneficiary of these life insurance policies. The assets of the DRP, under Internal Revenue Service regulations, are the property of the Bank and are available to satisfy the Bank’s general creditors.

Future compensation under both plans is earned for services rendered through retirement. The Bank accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the plans. The Bank’s current benefit liability is determined based on vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which average approximately 20 years. At December 31, 2008 and 2007, $903,657 and $680,844, respectively, has been accrued to date, based on a discounted cash flow using a discount rate of 6%, and is included in other liabilities.

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

The combined cash surrender value of all Bank-owned life insurance policies was $9,859,234 and $4,749,230 at December 31, 2008 and 2007, respectively. The cash surrender value of the life insurance policies is included in other assets (Note 6).

NOTE 21 — REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table on the next page) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2008, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at December 31, 2008 and 2007, are presented in the following table.

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Capital ratios for Bank:
As of December 31, 2008
Total capital (to Risk- Weighted Assets)	$63,379,000	13.3%	$38,206,000	>8.0%	$47,758,000	>10.0%
Tier I capital (to Risk- Weighted Assets)	$57,635,000	12.1%	$19,103,000	>4.0%	$28,655,000	>6.0%
Tier I capital (to Average Assets)	$57,635,000	11.8%	$19,593,000	>4.0%	$24,492,000	>5.0%

As of December 31, 2007:
Total capital (to Risk- Weighted Assets)	$47,311,000	11.1%	$33,994,000	>8.0%	$42,493,000	>10.0%
Tier I capital (to Risk- Weighted Assets)	$42,594,000	10.0%	$16,997,000	>4.0%	$24,686,000	>6.0%
Tier I capital (to Average Assets)	$42,594,000	9.4%	$18,092,000	>4.0%	$21,831,000	>5.0%

Capital ratios for Bancorp:
As of December 31, 2008
Total capital (to Risk- Weighted Assets)	$63,440,000	13.3%	$38,211,000	>8.0%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$57,696,000	12.1%	$19,106,000	>4.0%	N/A	N/A
Tier I capital (to Average Assets)	$57,696,000	11.8%	$19,594,000	>4.0%	N/A	N/A

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

22.  PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET

December 31,
2008
ASSETS

Investment in bank subsidiary	$57,925,039
Other assets	61,040

Total Assets	$57,986,079

LIABILITIES AND SHAREHOLDERS’ EQUITY

Total liabilities	—

Shareholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized and 13,500 issued and outstanding at December 31, 2008	12,680,649
Common stock, no par value; 10,000,000 shares authorized and 7,661,627 and 7,103,243 shares issued and outstanding at December 31, 2008 and 2007, respectively	23,863,331
Additional paid-in capital	1,925,224
Retained earnings	19,226,645
Accumulated other comprehensive income, net of tax	290,230

Total shareholders’ equity	57,986,079

Total liabilities and shareholders’ equity	$57,986,079

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

22.  PARENT ONLY CONDENSED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENT OF EARNINGS

Year Ended
December 31,
2008

INCOME
Dividends declared by subsidiary	711,929
Total income	711,929

EXPENSES
Audit expense	15,000
Legal expense	128,320
Other operating expenses	5,000
Total non-interest expense	148,320

Income before equity in undistributed income of subsidiary	563,609

Equity in undistributed net income of subsidiary	1,537,180
Income before income tax benefit	2,100,789

Income tax benefit	61,040

Net Income	$2,161,829

Preferred Stock dividends and accretion	63,819

Net income available to common shareholders	$2,098,010

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

22.  PARENT ONLY CONDENSED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENT OF CASHFLOWS

YEAR ENDED DECEMBER 31,
2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,161,829
Adjustments to reconcile net earnings to net cash from operating activities:
Undistributed net income of subsidiary	(1,537,179)
Increase in other assets	(61,040)
Net cash from operating activities	563,610

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Preferred Stock	13,500,000
Capital infusion into bank subsidiary	(13,500,000)
Dividends paid	(574,484)
Proceeds from sale of common stock and exercise of stock options	10,874
Net cash from financing activities	(563,610)

NET DECREASE IN CASH AND CASH EQUIVALENTS	—

CASH AND CASH EQUIVALENTS, beginning of period	—

CASH AND CASH EQUIVALENTS, end of period	$—