Form 10-K/A
period 2008-12-31
Oak Valley Bancorp
filed 2009-04-15
CIK 1431567

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 001-34142

Oak Valley Bancorp

(Exact name of registrant as specified in its charter)

California	26-2326676
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

125 North Third Avenue, Oakdale, California	95361
(Address of Principal Executive Offices)	Zip Code

(617) 567-1500

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each
Title of Each Class	Exchange on Which Registered
Common Stock, no par value	The NASDAQ Stock Market, LLC

Securities Registered Pursuant to Section 12(g) of the Act:       None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes          ☐           No          ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes          ☐           No          ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes          ☒           No          ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐ Accelerated Filer ☐ Non Accelerated Filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes          ☐           No          ☒

The aggregate market value of the common stock of the Registrant’s held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on December 31, 2008 was approximately $37,480,902.  As of March 30, 2009, there were 7,661,627 outstanding shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A for the Fiscal Year Ended December 31, 2008 of Oak Valley Bancorp (the “Company”) is being filed for the purposes of amending Item 9A — Controls and Procedures, and to bring Item 9A into compliance with Rules 13a-15 of the Securities Exchange Act of 1934, as amended with respect to management’s control and procedures over the financial reporting for the Company.

ITEM 9A - CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K (as required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act)), the Registrant’s principal executive officer and principal financial officer have concluded that the Registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Oak Valley Bancorp and its subsidiary (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  The Company’s management, including the chief executive officer and chief financial officer, has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, presented in conformity with accounting principles generally accepted in the United States of America. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -Integrated Framework. Based on this assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAK VALLEY BANCORP

Date: April 15, 2009	By:	/s/ Ronald C. Martin
Ronald C. Martin
Chief Executive Officer
(principal executive officer)