Form 10-Q
period 2009-03-31
Oak Valley Bancorp
filed 2009-05-15
CIK 1431567

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  7,661,627 shares of common stock outstanding as of April 30, 2009.

Oak Valley Bancorp

March 31, 2009

OAK VALLEY BANCORP

CONDENSED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2009	2008
ASSETS

Cash and due from banks	$11,132,482	$9,072,860
Federal funds sold	2,080	765,000
Cash and cash equivalents	11,134,562	9,837,860

Securities available for sale	52,494,281	41,448,877
Loans, net of allowance for loan loss of $6,603,064 in 2009 and $5,569,496 in 2008	422,876,602	421,572,911
Bank premises and equipment, net	10,836,776	11,093,967
Other real estate owned	3,267,019	2,745,575
Accrued interest and other assets	23,137,291	21,503,821

	$523,746,531	$508,203,011

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$410,089,212	$378,248,467
Accrued interest and other liabilities	2,870,865	2,968,465
FHLB advances	52,000,000	69,000,000

Total liabilities	464,960,077	450,216,932

Shareholders’ equity
Preferred stock, no par value; $1,000 per share liquidation preference, 10,000 shares authorized and 13,500 issued and outstanding at March 31, 2009 and December 31, 2009	12,722,311	12,680,649
Common stock, no par value; 10,000,000 shares authorized and 7,661,627 shares issued and outstanding at March 31, 2009 and December 31, 2008	23,863,331	23,863,331
Additional paid-in capital	1,949,224	1,925,224
Retained earnings	19,292,501	19,226,645
Accumulated other comprehensive income, net of tax	959,087	290,230

Total shareholders’ equity	58,786,454	57,986,079

	$523,746,531	$508,203,011

See accompanying notes

OAK VALLEY BANCORP

CONDENSED STATEMENTS OF EARNINGS (UNAUDITED)

	3 MONTHS ENDED
	MARCH 31,
	2009	2008

Interest and fees on loans	$6,596,208	$6,934,131
Interest on securities available for sale	612,158	394,682
Interest on federal funds sold	903	5,104
Interest on deposits with banks	763	718
Total interest income	7,210,032	7,334,635

Deposits	1,323,920	2,157,558
FHLB advances	229,452	361,672
Federal funds purchased	264	6,372
Total interest expense	1,553,636	2,525,602

Net interest income	5,656,396	4,809,033

Provision for loan losses	1,900,000	145,000
Net interest income after provision for loan losses	3,756,396	4,664,033

Service charges on deposits	282,385	302,927
Earnings on cash surrender value of life insurance	101,057	81,276
Mortgage commissions	42,544	49,730
Other income	172,323	179,650
Total non-interest income	598,309	613,583

Salaries and employee benefits	2,049,884	2,446,427
Occupancy expenses	695,398	669,553
Data processing fees	218,516	178,559
OREO expenses	125,029	—
Other operating expenses	849,480	762,031
Total non-interest expense	3,938,307	4,056,570

Net income before provision for income taxes	416,398	1,221,046

(Tax benefit) provision for income taxes	(13,912)	445,249

Net income	$430,310	$775,797

Preferred stock dividends and accretion	210,411	—
Net income available to common shareholders	$219,899	$775,797

Net income per common share	$0.03	$0.10
Net income per common diluted share	$0.03	$0.10

See accompanying notes

OAK VALLEY BANCORP

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	YEAR ENDED DECEMBER 31, 2008 AND THE THREE MONTH PERIOD ENDED MARCH 31, 2009
							Accumulated
				Additional			Other	Total
	Common Stock		Preferred	Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Shares	Amount	Stock	Capital	Earnings	Income	Income	Equity

Balances, January 1, 2008	7,607,780	$22,843,171	$	$1,748,380	$17,723,646		$46,193	$42,361,390
Stock options exercised	53,847	186,922						186,922
Issuance of preferred stock			12,666,762					12,666,762
Issuance of TCPP warrants		833,238						833,238
Preferred stock accretion			13,887		(13,887)			0
Tax benefit of stock options exercised				54,195				54,195
Cash dividends ($0.075 per share)					(574,484)			(574,484)
Stock based compensation				122,649				122,649
Cumulative effect of adopting EITF 06-04					(70,459)			(70,459)
Comprehensive income
Net changes in unrealized gain on available-for-sale securities (net of income tax of $158,664)						244,037	244,037	244,037
Net income					2,161,829	2,161,829		2,161,829
Comprehensive income						$2,405,866
Balances, December 31, 2008	7,661,627	$23,863,331	$12,680,649	$1,925,224	$19,226,645		$290,230	$57,986,079
Preferred stock accretion			41,662		(41,662)			0
Preferred stock dividend payment					(131,250)			(131,250)
Cash dividends ($0.025 per share)					(191,542)			(191,542)
Stock based compensation				24,000				24,000
Comprehensive income
Net changes in unrealized gain on available-for-sale securities (net of income tax of $434,867)						668,857	668,857	668,857
Net income					430,310	430,310		430,310
Comprehensive income						$1,099,167
Balances, March 31, 2009	7,661,627	$23,863,331	$12,722,311	$1,949,224	$19,292,501		$959,087	$58,786,454

See accompanying notes

OAK VALLEY BANCORP

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	3 MONTHS ENDED MARCH 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$430,310	$775,797
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for loan losses	1,900,000	145,000
Depreciation, amortization and accretion, net	261,407	282,299
Stock-based compensation expense	24,000	32,709
Loss on sale of premises and equipment	—	1,434
Gain on called available for sale securities	(35,826)	—
Decrease (increase) in accrued interest receivable	63,877	(67,544)
Decrease in accrued interest payable and other liabilities	(97,600)	(688,000)
(Increase) decrease in other assets	(2,068,819)	672,821
Net cash from operating activities	477,349	1,154,516

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(11,924,601)	(2,013,739)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	2,031,402	1,089,808
Net increase in loans	(3,788,530)	(3,120,588)
Purchase of BOLI policies	—	(4,740,000)
Net purchases of premises and equipment	(16,871)	(893,849)
Net cash used in investing activities	(13,698,600)	(9,678,368)

CASH FLOWS FROM FINANCING ACTIVITIES:
FHLB advanced funds	24,100,000	97,645,400
FHLB payments	(41,100,000)	(74,645,400)
Federal funds advances	6,285,000	(43,335,000)
Federal funds payments	(6,285,000)	43,335,000
Shareholder cash dividends paid	(191,542)	—
Preferred stock dividend payment	(131,250)	—
Net increase in demand deposits and savings accounts	15,075,860	1,634,997
Net increase (decrease) in time deposits	16,764,885	(16,222,290)
Proceeds from sale of common stock and exercise of stock options	—	12,143
Net cash from financing activities	14,517,953	8,424,850

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,296,702	(99,002)

CASH AND CASH EQUIVALENTS, beginning of period	9,837,860	14,202,951

CASH AND CASH EQUIVALENTS, end of period	$11,134,562	$14,103,949

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,613,368	$3,087,895
Income taxes	$—	$—

NON-CASH INVESTING ACTIVITIES:
Real estate acquired through foreclosure	$584,839	$2,850,237
Net change in unrealized gain on available-for-sale securities	$1,103,724	$314,890

NON-CASH FINANCING ACTIVITIES:
Cumulative effect of adopting EITF 06-04	$—	$119,842
Accretion of preferred stock	$41,662	$—

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

The interim financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results of a full year’s operations. For further information, refer to the audited financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2008.

NOTE 2 – CURRENT ACCOUNTING PRONOUNCEMENTS

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

In November 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (SAB 109). SAB 109 provides guidance on the accounting for written loan commitments recorded at fair value under generally accepted accounting principles (GAAP). Specifically, the SAB revises the Staff’s views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment.  SAB 109, which supersedes SAB 105, Application of Accounting Principles to Loan Commitments, requires the expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. SAB 109 was effective on January 1, 2008 for the Company. Adoption of SAB 109 did not have a material impact on the Company’s financial statements.

In December 2007, the FASB issued FASB Statement of Financial Accounting Standards No. 141 (revised), Business Combinations (SFAS 141R). SFAS 141R replaces SFAS 141. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also retains the guidance in SFAS 141 for identifying and recognizing intangible assets separately from goodwill. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. SFAS 141R replaces the cost-allocation process of SFAS 141, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141 required the acquirer to include the costs incurred to effect the acquisition (acquisition-related costs) in the cost of the acquisition that was allocated to the assets acquired and the liabilities assumed. SFAS 141R requires those costs to be recognized separately from the acquisition. In addition, in accordance with SFAS 141, restructuring costs that the acquirer expected but was not obligated to incur were recognized as if they were a liability assumed at the acquisition date. SFAS 141R requires the acquirer to recognize those costs separately from the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of SFAS 141R on the Company’s financial statements will be contingent on the terms and conditions of future business combinations.

In February 2008, the FASB issued Financial Accounting Standards Board Staff Position FAS SFAS157-2 (FSP 157-2), Effective Date of FASB Statement No. 157.  FSP SFAS 157-2 delayed the Company’s January 1, 2008, effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until January 1, 2009.  Implementation of this standard did not have a material effect on the Company’s financial statements.

In March 2008, the FASB issued FASB Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (SFAS 161).  SFAS 161 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

In May 2008, the FASB issued FASB Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The hierarchical guidance provided by SFAS 162 did not have a significant impact on the Company’s financial statements.

In April 2009, the FASB issued Financial Accounting Standards Board Staff Position FAS SFAS 157-4 (FSP SFAS 157-4), Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP SFAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. FSP SFAS 157-4 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. FSP SFAS 157-4 also amended SFAS 157, Fair Value Measurements, to expand certain disclosure requirements. The Company adopted the provisions of FSP SFAS 157-4 during the first quarter of 2009. Adoption of FSP SFAS 157-4 did not significantly impact the Company’s financial statements.

In April 2009, the FASB issued Financial Accounting Standards Board Staff Position FAS SFAS 115-2 and SFAS 124-2 (FSP SFAS 115-2 and SFAS 124-2), Recognition and Presentation of Other-Than-Temporary Impairments. FSP SFAS 115-2 and SFAS 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP  SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of FSP SFAS 115-2 and SFAS 124-2 during the first quarter of 2009. Adoption of FSP SFAS 115-2 and SFAS 124-2 did not significantly impact the Company’s financial statements.

In April 2009, the FASB issued Financial Accounting Standards Board Staff Position FAS SFAS 107-1 and APB 28-1 (FSP SFAS 107-1 and APB 28-1), Interim Disclosures about Fair Value of Financial Instruments.  FSP SFAS 107-1 and APB 28-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The new interim disclosures required by FSP SFAS 107-1 and APB 28-1 will be included in the Company’s interim financial statements beginning with the second quarter of 2009.

OAK VALLEY BANCORP

 NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 3 – LOANS

Loan totals were as follows:

	MARCH 31,	DECEMBER 31,
	2009	2008
Loans
Commercial real estate	$272,173,842	$268,741,826
Commercial	40,656,036	37,302,286
Real estate construction	68,542,486	73,321,446
Agriculture	26,398,122	25,916,928
Residential real estate and consumer	22,645,688	22,894,644

Total loans	430,416,174	428,177,130

Less:
Deferred loan fees and costs, net	(936,508)	(1,034,723)
Allowance for loan losses	(6,603,064)	(5,569,496)

Net loans	$422,876,602	$421,572,911

Changes in the allowance for loan losses were as follows:

	MARCH 31,	DECEMBER 31,
	2009	2008

Balance, beginning of year	$5,569,496	$4,506,753
Provision charged to operations	1,900,000	2,188,139
Loans charged off	(867,005)	(1,114,534)
Loan recoveries	573	4,745
Reclassification of reserve related to off-balance-sheet commitments	—	(15,608)

Balance, end of period	$6,603,064	$5,569,496

Effective July 1, 2008, the expense associated with the allowance for off-balance-sheet commitments is recorded separately as a component of other expenses.  In 2008, the $15,608 reclassification from the allowance for loan losses to other liabilities is a non-recurring adjustment.

The total recorded investment in impaired loans at March 31, 2009, was $10,639,118 which had a loan loss reserve of $2,208,280.  The total recorded investment in impaired loans at December 31, 2008, was $4,078,765 which had a loan loss reserve of $768,719.  No interest income was recognized on impaired loans, while considered impaired during 2009 and 2008.  As of March 31, 2009, we had undisbursed funding commitments on three impaired loans to two borrowers totaling $2,003,403 with maturity dates of April 2010 and October 2010.

OAK VALLEY BANCORP

 NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 4 – OTHER REAL ESTATE OWNED

As of March 31, 2009, seven loans with outstanding balances of $3,267,019 were reclassified to other real estate owned.

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

NOTE 5– OTHER POST-RETIREMENT BENEFIT PLANS

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

During January 2008, the Bank purchased $4.7 million in bank owned life insurance policies and entered into split-dollar life insurance agreements with certain officers and directors.  In connection with the implementation of the split-dollar agreements, the Bank purchased single premium life insurance policies on the life of each of the officers and directors covered by the split-dollar life insurance agreements. The Bank is the owner of the policies and the partial beneficiary in an amount equal to the cash surrender value of the policies.

The combined cash surrender value of all Bank-owned life insurance policies was $9,960,291 and $9,859,234 at March 31, 2009 and December 31, 2008, respectively.

OAK VALLEY BANCORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 6– FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2009 Using
	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets and liabilities measured on a recurring basis:
Available-for-sale securities	$52,494,281	$—	$52,494,281	$—

Assets and liabilities measured on a non-recurring basis:
Impaired Loans	$8,430,838	$—	$—	$8,430,838

The fair value of securities available for sale equals quoted market price, if available.  If quoted market prices are not available, fair value is determined using quoted market prices for similar securities.  Changes in fair market value are recorded in other comprehensive income net of tax.  SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. At March 31, 2009, impaired loans had a principal balance of $10,639,118, with a valuation allowance of $2,208,280.  Upon being classified as impaired, charge offs were taken to reduce the balance of each loan to an estimate of the collateral fair market value less cost to dispose. This estimate was a level 3 valuation.  There was no direct impact on the income statement.  The charge-offs were recorded as a debit to the allowance for loan losses.

OAK VALLEY BANCORP

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 7 — EARNINGS PER SHARE

The Bank computes earnings per share (“EPS”) in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires the presentation of basic EPS, which does not consider the effect of common stock equivalents and diluted EPS, which considers all dilutive common stock equivalents.

	THREE MONTHS ENDED
In thousands (except share and per	MARCH 31,
share amounts)	2009	2008
BASIC EARNINGS PER SHARE

Net income available to common shareholders	$219,899	$775,797
Weighted average shares outstanding	7,661,627	7,610,039
Net income per share	$0.03	$0.10

DILUTED EARNINGS PER SHARE

Net income available to common shareholders	$219,899	$775,797
Weighted average shares outstanding	7,661,627	7,610,039
Effect of dilutive stock options	42,265	86,269
Weighted average shares of common stock and common stock equivalents	7,703,892	7,696,308
Net income per diluted share	$0.03	$0.10

During the three month period ended March 31, 2009, anti-dilutive weighted average options to purchase 242,963 shares of common stock, respectively, in prices ranging from $5.20 to $15.67 were outstanding.   Anti-dilutive weighted average options of 122,047 were outstanding during the same three month period of 2008 with prices ranging from $8.25 to $15.67.  They were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. These options begin to expire in 2013.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

Stock-Based Compensation

The Company recognizes in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period).  The Bank uses the straight-line recognition of expenses for awards with graded vesting.  The Bank utilizes a binomial pricing model for all grants.  Expected volatility is based on the historical volatility of the price of the Bank’s stock for the period equal to the contractual stock option term. The Bank uses historical data to estimate option exercise and stock option forfeiture rates within the valuation model. The expected term of options granted for the binomial model is derived from applying a historical suboptimal exercise factor to the contractual term of the grant. For binomial pricing, the risk-free rate for periods is equal to the U.S. Treasury yield at the time of grant and commensurate with the contractual term of the grant.

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

Introduction

Effective July 3, 2008, Oak Valley Community Bank became a subsidiary of Oak Valley Bancorp, a newly established bank holding company. Oak Valley Bancorp operates Oak Valley Community Bank as a community bank in the general commercial banking business, with our primary market encompassing the California Central Valley around Oakdale and Modesto, and the Eastern Sierras. As such, unless otherwise noted, all references are about Oak Valley Bancorp.

Overview of Results of Operations and Financial Condition

•                      The Company recognized net income available to common shareholders of $219,899 for the three month period ended March 31, 2009 as compared with $775,797 for the same period in 2008.  Net income before preferred stock dividends and accretion was $430,310 for the first quarter of 2009.  The factors resulting in this decrease will be discussed below.

•                      The Company recognized expense of $210,411 in the first quarter of 2009 associated with the accrual for preferred stock dividends and accretion of the preferred stock discount.  No expense was recognized in the first quarter of 2008, as the preferred stock was issued in December 2008.

•                      Net interest income increased $847,363 or 17.6% for the three month period ended March 31, 2009 compared to the same period in 2008.  This increase was primarily due to the net interest margin increase of 28 basis points from 4.59% in the first quarter of 2008 to 4.87% in the first quarter of 2009.  In addition, average earning assets increased by $57.8 million for the three month period ended March 31, 2009.  The net interest margin increase is attributable primarily to liabilities repricing faster than assets in the current declining rate environment as described in further detail below.

•                      The provision for loan losses in the three month period ended March 31, 2009 increased by $1,755,000, compared to the same period in 2008, due to loan growth, an increase in the level of non-accrual loans and management’s assessment of the appropriate level for the allowance for loan losses.

•                      For the three month period ended March 31, 2009, non-interest income decreased by $15,274 or 2.5%, from the same period in 2008, primarily due to decreased service charges on deposits of $20,542 as described below.

•                      Non-interest expense decreased by $118,263 or 2.9% for the three month period ended March 31, 2009, as compared to the same period in 2008, primarily due to a decrease in salaries and benefits as described below.

•                      Total assets increased $15.5 million or 3.1% from December 31, 2008.  Total net loans increased by $1.3 million or 0.3% and investment securities increased by $11.0 million or 26.6% from December 31, 2008 to March 31, 2009, while deposits increased by $31.8 million or 8.4%.

Income Summary

For the three month period ended March 31, 2009, the Company recorded net income available to shareholders of $219,899, a decrease of $555,898, as compared to the $775,797 for the same period in 2008.  Return on average assets (annualized) was 0.34% for the first quarter of 2009, as compared with 0.68% for the same period in 2008.  Annualized return on average common equity was 1.97% for the first quarter of 2009, as compared with 7.16% for the same period of 2008.

Net income before provisions for income taxes and preferred stock dividends and accretion for the first quarter of 2009 was down $804,648 from the comparable 2008 period.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary

(In thousands)

Effect on Pre-Tax Income
Increase (Decrease)
Three Months
Change from 2008 to 2009 in:
Net interest income	$847
Provision for loan losses	(1,755)
Non-interest income	(15)
Non-interest expense	118
Change in net income before income taxes and preferred stock dividends and accretion	$(805)

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Bank’s operating income.  For the three month period ended March 31, 2009, net interest income was $5.66 million, an increase of $847,363 or 17.6% from the comparable period in 2008.

The net interest margin (net interest income as a percentage of average interest earning assets) was 4.87% for the three month period ended March 31, 2009, an increase of 28 basis points as compared to the same period in 2008.  The increase in the net interest margin in 2009 was primarily attributable to the impact that the decline in market interest rates had on our liability sensitive balance sheet which caused interest-bearing liabilities to decrease faster than the yields on earning assets.  The compression of the yield on interest earning assets was lessened due to a portion of our loan portfolio that was at the contractual rate floors.  In addition, yield on investments increased by 118 basis points as a result of approximately $12.5 million municipal securities purchased in the fourth quarter of 2008 and first quarter 2009 and the related fully taxable equivalent benefit.

The following tables shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three month period ended March 31, 2009 and 2008:

Net Interest Analysis

(Dollars in thousands)

	Three months ended			Three months ended
	March 31, 2009			March 31, 2008
	Average Balance	Interest Income / Expense	Avg Rate/ Yield	Average Balance	Interest Income / Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$429,860	$6,604	6.23%	$388,096	$6,941	7.17%
Investment securities (2)	46,999	708	6.11%	33,099	407	4.93%
Federal funds sold	1,383	1	0.27%	597	5	3.43%
Interest-earning deposits	1,525	1	0.21%	219	1	1.31%
Total interest-earning assets	479,767	7,314	6.18%	422,012	7,354	6.99%
Total noninterest earning assets	37,768			32,202
Total Assets	517,535			454,214
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	163,514	628	1.56%	140,389	979	2.80%
NOW deposits	53,950	75	0.56%	53,907	95	0.71%
Savings deposits	13,595	34	1.02%	15,735	107	2.72%
Time certificates of deposit $100,000 or more	41,964	287	2.77%	47,600	525	4.43%
Other time deposits	51,450	301	2.37%	43,245	451	4.18%
Other borrowings	70,075	229	1.32%	43,055	368	3.43%
Total interest-bearing liabilities	394,548	1,554	1.60%	343,932	2,526	2.95%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	61,285			63,797
Other liabilities	2,928			3,123
Total noninterest-bearing liabilities	64,213			66,920
Shareholders’ equity	58,774			43,362
Total liabilities and shareholders’ equity	$517,535			$454,214
Net interest income		$5,760			$4,828
Net interest spread (3)			4.59%			4.04%
Net interest margin (4)			4.87%			4.59%

(1)  Loan fees have been included in the calculation of interest income.

(2) Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three month period ended March 31, 2009 and 2008.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

(In thousands)

	For the Three Months Ended March 31,
	2009 vs 2008
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1)	$747	$(1,084)	$(337)
Investment securities	171	130	301
Federal funds sold	7	(11)	(4)
Interest-earning deposits	1	(1)	0
Total interest income	$926	$(966)	$(40)

Interest expense:
Money market deposits	161	(512)	(351)
NOW deposits	0	(20)	(20)
Savings deposits	(15)	(58)	(73)
Time CD $100K or more	(62)	(177)	(239)
Other time deposits	86	(235)	(149)
Other borrowings	231	(371)	(140)
Total interest expense	$401	$(1,373)	$(972)

Change in net interest income	$525	$407	$932

(1)  Loan fees have been included in the calculation of interest income. Loan fees were approximately $60,000 and $276,000 for the three months ended March 31, 2009 and 2008, respectively.

The table above reflects the market interest rate decline has impacted liabilities slightly more than assets as indicated by the increase of $407,000 in net interest income due to the rate change.  The increased loan volume and the overall change in mix of deposit balances contributed an increase of $525,000 to net interest income.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from the sale of loans.  For the three month period ended March 31, 2009, non-interest income was $598,309, a decrease of $15,274 or 2.5% from the same period in 2008.

The following table shows the major components of non-interest income:

Non-Interest Income

(In thousands)

	For the Three Months Ended March 31,
	2009	2008	$ change	% change
Service charges on deposits	$282	$303	$(21)	(6.8)%
Earnings on cash surrender value of life insurance	101	81	20	24.3%
Mortgage commissions	43	50	(7)	(14.5)%
Other	172	180	(8)	(4.1)%
	$598	$614	$(16)	(2.5)%

Service charges on deposits decreased by $20,542 or 6.8% in the three month period ended March 31, 2009, as compared to the same periods in 2008, which is primarily due to decreased NSF fee income.  The Bank continues to expand its offerings to the consumer and business depositor.  Offsetting the decrease to service charges on deposits, was an increase of $19,781 in earnings on cash surrender of life insurance as a result of the $4.74 million invested in additional life insurance policies on certain officers and directors during the first quarter of 2008.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following table shows the major components of non-interest expenses:

Non-Interest Expense

(In thousands)

	For the Three Months Ended March 31,
	2009	2008	$ change	% change
Salaries and employee benefits	$2,050	$2,446	$(396)	(16.2)%
Occupancy expenses	695	670	25	3.9%
Data processing fees	218	179	39	22.4%
OREO expenses	125	—	125
Other operating expenses	850	762	88	11.5%
	$3,938	$4,057	$(119)	(2.9)%

Non-interest expenses decreased by $118,263 or 2.9% for the three months ended March 31, 2009, as compared to the same period of 2008.  Salaries and employee benefits decreased $396,543 for the three months ended March 31, 2009, as compared to the same periods of 2008 as a result of a reduction in full time equivalent employees in effort to improve operating efficiency and an increase in deferred loan costs.  Data processing fees increased by $39,957 or 22.4% for the first quarter 2009 compared to the same period of 2008, as a result of an increased number of transaction accounts.  A primary component of the $87,449 increase in other operating expense, was FDIC assessments which increased by $55,643 for the first quarter 2009 compared to first quarter 2008.  OREO expenses were $125,029 in the first quarter of 2009 compared to no expenses in the comparable period of 2008.  These expenses resulted from various overhead costs associated with the three properties classified as other real estate owned.

Management anticipates that noninterest expense will continue to increase as we continue to grow.  However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Income Taxes

Provision for income taxes for the three months ended March 31, 2009, was a net tax benefit of $13,912, a decrease of $459,161 or 103.1% from the same period in 2008.  The effective tax rate (income tax expense as a percentage of pre-tax income) for the first quarter of 2009 was (3.3%), compared with 36.5% for the same period in 2008.  The disparity between the effective tax rates in 2009 as compared to 2008 is primarily due to tax credits from California Enterprise Zones and low income housing projects as well as tax free-income on loans within these enterprise zones and municipal securities and loans that comprise a larger proportion of pre-tax income in 2009 as compared to 2008.

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

Non-accrual loans totaled $10.6 million at March 31, 2009, as compared to $4.7 million at December 31, 2008.  The non-accrual loans as of March 31, 2009 are loans made to six borrowers for purposes of commercial, real estate construction and commercial real estate.

OREO totaled $3.3 million as of March 31, 2009 and consists of three properties that were acquired through foreclosure including residential land lots and a commercial real estate property.

The following table presents information about the Company’s non-performing loans, including asset quality ratios as of March 31, 2009 and December 31, 2008:

Non-Performing Assets

(in thousands)

	March 31,	December 31,
	2009	2008
Loans in nonaccrual status	$10,639	$4,078
Loans past due 90 days or more and accruing	—	643
Restructured loans	—	—
Total nonperforming loans	10,639	4,721
Other real estate owned	3,267	2,746
Total nonperforming assets	$13,906	$7,467

Allowance for loan losses	$6,603	$5,569

Asset quality ratios:
Non-performing assets to total assets	2.66%	1.47%
Non-performing loans to total loans	2.47%	1.10%
Allowance for loan losses to total loans	1.53%	1.30%
Allowance for loan losses to total non-performing loans	62.06%	117.96%

Allowance for Loan and Lease Losses

In anticipation of credit risk inherent in our lending business, we set aside allowances through charges to earnings. Such charges were not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. The charges made for the outstanding loan portfolio were credited to the allowance for loan losses, whereas charges for off-balance sheet items were credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Bank recorded loan loss provisions of $1,900,000 for the three month period in 2009, a $1,755,000 increase from the provisions recorded in the same period of 2008.

The allowance for loan losses increased by 18.6%, or $1.03 million, to $6.60 million at March 31, 2009, as compared with $5.57 million at December 31, 2008.  The Bank recognized the increase in the allowance for loan losses during the quarter due to the loan loss provision of $1.9 million which was partially offset by loan charge-offs.  The weak business climate adversely impacted the financial conditions of certain clients and increased net loan charge-offs to $866,000 for the first three months of 2009, compared to $416,000 for the first three months of 2008. The increase to the allowance for loan losses outpaced the growth of our loan portfolio which increased the allowance for loan losses as a percentage of total loans to 1.53% at March 31, 2009 as compared to 1.30% at December 31, 2008.

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

The following table provides an analysis of the changes in the ALLL for the three-month periods ended March 31, 2009 and 2008:

Allowance for Loan and Lease Losses

(dollars in thousands)

	Three Months Ended
	March 31,
	2009	2008
Balance at beginning of period	$5,569	$4,507
Provision for loan losses	1,900	145
Loans charged off	(867)	(417)
Recoveries of previous charge-offs	1	1
Net charge-offs	(866)	(416)
Reclassification of reserve related to off-balance-sheet commitments	—	(11)
Balance at end of period	$6,603	$4,225

Allowance for loan losses to total loans	1.53%	1.09%
Net charge-offs to average loans (annualized)	0.82%	0.43%
Provision for loan losses to average loans (annualized)	1.79%	0.15%

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

Although management believes the allowance at March 31, 2009 was adequate to absorb probable losses from any known and inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect our service areas or other variables will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

The Bank holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of March 31, 2009, and December 31, 2008, we had $11.1 million and $9.8 million, respectively, in cash and cash equivalents.

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

Deposits

Total deposits at March 31, 2009 were $410.1 million, a $31.8 million or 8.4% increase from the deposit total of $378.2 million at December 31, 2008.  Average deposits increased $21.1 million to $385.8 million for the three month period ended March 31, 2009 as compared to the same period in 2008.

Deposits

(in thousands)

	March 31,	December 31,	Three month change
	2009	2008	$	%

Demand	$60,446	$64,277	$(3,831)	(6.0)%
NOW	56,882	53,485	3,397	6.4%
MMDA	169,693	157,351	12,342	7.8%
Savings	15,700	12,532	3,168	25.3%
Time < 100K	47,203	46,563	640	1.4%
Time > $100K	60,165	44,040	16,125	36.6%
	$410,089	$378,248	$31,841	8.4%

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Three of our clients carry deposit balances of more than 1% of our total deposits, one of which had a deposit balance of more than 3% of total deposits at March 31, 2009.

Since our deposit growth strategy emphasizes core deposit growth we have avoided relying on brokered deposits as a consistent source of funds.  The only brokered deposits the Bank holds are from CDARS, a certificate of deposit program that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer.  The Bank had $9.7 million in brokered deposits as of March 31, 2009 as compared to $10.5 million at December 31, 2008.

Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. Our outstanding FHLB advances decreased by $17 million at March 31, 2009 to  $52.0 million, compared to $69.0 million at December 31, 2008 due to the increase in deposits. See “Liquidity Management” below for the details on the FHLB borrowings program.

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

The following table shows the Oak Valley Community Bank’s and Oak Valley Bancorp’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at March 31, 2009 and December 31, 2008:

Oak Valley Community Bank Capital Ratios —

(dollars in thousands)

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009:
Total Capital (to Risk-Weighted Assets)	$63,707	13.2%	$48,239	10%	$38,591	8%
Tier 1 Capital (to Risk-Weighted Assets)	$57,668	12.0%	$28,943	6%	$19,296	4%
Tier 1 Capital (to Average Assets)	$57,668	11.2%	$25,871	5%	$20,697	4%

As of December 31, 2008:
Total Capital (to Risk-Weighted Assets)	$63,379	13.3%	$47,758	10%	$38,206	8%
Tier 1 Capital (to Risk-Weighted Assets)	$57,635	12.1%	$28,655	6%	$19,103	4%
Tier 1 Capital (to Average Assets)	$57,635	11.8%	$24,492	5%	$19,593	4%

Oak Valley Bancorp Capital Ratios —
(dollars in thousands)

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009:
Total Capital (to Risk-Weighted Assets)	$63,868	13.2%	N/A	N/A	$38,602	8%
Tier 1 Capital (to Risk-Weighted Assets)	$57,827	12.0%	N/A	N/A	$19,301	4%
Tier 1 Capital (to Average Assets)	$57,827	11.2%	N/A	N/A	$20,701	4%

As of December 31, 2008:
Total Capital (to Risk-Weighted Assets)	$63,440	13.3%	N/A	N/A	$38,211	8%
Tier 1 Capital (to Risk-Weighted Assets)	$57,696	12.1%	N/A	N/A	$19,106	4%
Tier 1 Capital (to Average Assets)	$57,696	11.8%	N/A	N/A	$19,594	4%

Liquidity Management

Maintenance of adequate liquidity requires that sufficient resources be available at all time to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. Our liquid assets at March 31, 2009 were $74.9 million compared to $60.9 million at December 31, 2008.  Our liquidity level measured as the percentage of liquid assets to total assets was 14.7% and 12.0% at March 31, 2009 and December 31, 2008, respectively.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of March 31, 2009, our borrowing capacity from the FHLB was approximately $118 million and the outstanding balance was $52 million, or approximately 44% of our borrowing capacity. We also maintain 2 lines of credit with correspondent banks to purchase up to $20 million in federal funds, for which there were no advances as of March 31, 2009.

Off-Balance-Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of March 31, 2009 and December 31, 2008, we had commitments to extend credit of $58.2 million and $63.1 million, respectively, which includes obligations under letters of credit of $3.4 million and $3.5 million, respectively,

The effect on our revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

Effects of Inflation and Economic Issues

Inflation primarily impacts us by its effect on interest rates. Our primary source of income is net interest income, which is affected by changes in interest rates. We attempt to limit the impact of inflation on our net interest margin through management of rate-sensitive assets and liabilities and the analysis of interest rate sensitivity. The effect of inflation on premises and equipment as well as non-interest expenses has not been significant for the periods covered in this report. Our business is generally not seasonal.

Item 3.                                                           Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.                                                   Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13 a-15(e)and 15(d)-15(e) promulgated under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this report was being prepared.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

None

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

Oak Valley Bancorp
Date: May 14, 2009	By:	/s/ RICHARD A. MCCARTY
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