Form 10-Q
period 2009-06-30
Oak Valley Bancorp
filed 2009-08-14
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  7,661,627 shares of common stock outstanding as of July 31, 2009.

Oak Valley Bancorp

June 30, 2009

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AT JUNE 30, 2009 AND DECEMBER 31, 2008

	June 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$12,206,546	$9,072,860
Federal funds sold	4,880,000	765,000
Cash and cash equivalents	17,086,546	9,837,860

Securities available for sale	54,400,351	41,448,877
Loans, net of allowance for loan loss of $5,700,862 in 2009 and $5,569,496 in 2008	417,814,524	421,572,911
Bank premises and equipment, net	10,620,464	11,093,967
Other real estate owned	2,813,082	2,745,575
Accrued interest and other assets	22,871,107	21,503,821

	$525,606,074	$508,203,011

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$419,940,758	$378,248,467
Accrued interest and other liabilities	2,935,252	2,968,465
FHLB advances	44,100,000	69,000,000

Total liabilities	466,976,010	450,216,932

Shareholders’ equity
Preferred stock, no par value; $1,000 per share liquidation preference, 10,000,000 shares authorized and 13,500 issued and outstanding at June 30, 2009 and December 31, 2008	12,763,973	12,680,649
Common stock, no par value; 10,000,000 shares authorized and 7,661,627 shares issued and outstanding at June 30, 2009 and December 31, 2008	23,863,331	23,863,331
Additional paid-in capital	1,965,424	1,925,224
Retained earnings	19,037,025	19,226,645
Accumulated other comprehensive income, net of tax	1,000,311	290,230

Total shareholders’ equity	58,630,064	57,986,079

	$525,606,074	$508,203,011

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2009 AND JUNE 30, 2008

	3 MONTHS ENDED		6 MONTHS ENDED
	JUNE 30,		JUNE 30,
	2009	2008	2009	2008
Interest and fees on loans	$6,716,008	$6,775,872	$13,312,216	$13,710,003
Interest on securities available for sale	676,522	408,651	1,288,679	803,331
Interest on federal funds sold	692	4,472	1,596	9,577
Interest on deposits with banks	869	308	1,632	1,026
Total interest income	7,394,091	7,189,303	14,604,123	14,523,937

Deposits	1,349,347	1,710,446	2,673,266	3,868,004
FHLB advances	157,686	397,226	387,139	758,898
Federal funds purchased	79	944	343	7,316
Total interest expense	1,507,112	2,108,616	3,060,748	4,634,218

Net interest income	5,886,979	5,080,687	11,543,375	9,889,719

Provision for loan losses	2,137,012	440,000	4,037,012	585,000

Net interest income after provision for loan losses	3,749,967	4,640,687	7,506,363	9,304,719

Service charges on deposits	292,562	344,365	574,947	647,292
Earnings on cash surrender value of life insurance	101,057	99,242	202,114	180,518
Mortgage commissions	46,472	21,719	89,017	71,449
Other income	207,286	207,043	379,607	386,693
Total non-interest income	647,377	672,369	1,245,685	1,285,952

Salaries and employee benefits	1,865,341	2,434,975	3,915,225	4,881,402
Occupancy expenses	677,518	670,393	1,372,916	1,339,946
Data processing fees	233,901	190,439	452,416	368,998
OREO expenses	933,724	451,078	1,058,752	451,078
Assessments (FDIC & DFI)	299,124	89,578	437,086	171,896
Other operating expenses	776,990	725,127	1,488,509	1,404,840
Total non-interest expense	4,786,598	4,561,590	8,724,904	8,618,160

Net (loss) income before provision for income taxes	(389,254)	751,466	27,144	1,972,511

(Benefit) Provision for income taxes	(344,191)	198,307	(358,103)	643,555

Net (loss) income	$(45,063)	$553,159	$385,247	$1,328,956

Preferred stock dividends and accretion	212,286	0	422,697	0
Net (loss) income available to common shareholders	$(257,349)	$553,159	$(37,450)	$1,328,956

Net (loss) income per common share	$(0.03)	$0.07	$0.00	$0.17
Net (loss) income per common diluted share	$(0.03)	$0.07	$0.00	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE THE YEAR ENDED DECEMBER 31, 2008 AND THE SIX-MONTH PERIOD ENDED JUNE 30, 2009

	YEAR ENDED DECEMBER 31, 2008 AND THE SIX MONTH PERIOD ENDED JUNE 30, 2009
							Accumulated
				Additional			Other	Total
	Common Stock		Preferred	Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Shares	Amount	Stock	Capital	Earnings	Income	Income	Equity

Balances, January 1, 2008	7,607,780	$22,843,171		$1,748,380	$17,723,646		$46,193	$42,361,390
Stock options exercised	53,847	186,922						186,922
Issuance of preferred stock			$12,666,762					12,666,762
Issuance of TCPP warrants		833,238						833,238
Preferred stock accretion			13,887		(13,887)			0
Tax benefit of stock options exercised				54,195				54,195
Cash dividends ($0.075 per share)					(574,484)			(574,484)
Stock based compensation				122,649				122,649
Cumulative effect of adopting EITF 06-04					(70,459)			(70,459)
Comprehensive income
Net changes in unrealized gain on available-for-sale securities (net of income tax of $158,664)						244,037	244,037	244,037
Net income					2,161,829	2,161,829		2,161,829
Comprehensive income						$2,405,866
Balances, December 31, 2008	7,661,627	$23,863,331	$12,680,649	$1,925,224	$19,226,645		$290,230	$57,986,079
Preferred stock accretion			$83,324		$(83,324)			0
Preferred stock dividend payments					(300,000)			(300,000)
Cash dividends ($0.025 per share)					(191,543)			(191,543)
Stock based compensation				40,200				40,200
Comprehensive income
Net changes in unrealized gain on available-for-sale securities (net of income tax of $461,670)						710,081	710,081	710,081
Net income					385,247	385,247		385,247
Comprehensive income						$1,095,328
Balances, June 30, 2009	7,661,627	$23,863,331	$12,763,973	$1,965,424	$19,037,025		$1,000,311	$58,630,064

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2009 AND JUNE 30, 2008

	6 MONTHS ENDED JUNE 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$385,247	$1,328,956
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for loan losses	4,037,012	585,000
Depreciation, amortization and accretion, net	520,294	563,236
Stock-based compensation expense	40,200	73,128
Excess tax benefits from stock-based payment arrangements	0	(54,195)
Loss on sale of premises and equipment	0	1,434
OREO write downs and losses on sale	909,189	0
Gain on called available for sale securities	(54,380)	0
Decrease in accrued interest payable and other liabilities	(33,213)	(868,052)
Decrease in accrued interest receivable	69,392	244,281
Increase in other assets	(1,898,248)	(1,067,052)
Net cash from operating activities	3,975,493	806,736

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(15,674,108)	(6,459,330)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	3,971,251	4,872,433
Net increase in loans	(1,464,888)	(17,103,135)
Purchase of BOLI policies	0	(4,740,000)
Proceeds from sale of OREO	209,467	0
Net purchases of premises and equipment	(69,277)	(944,328)
Net cash from investing activities	(13,027,555)	(24,374,360)

CASH FLOWS FROM FINANCING ACTIVITIES:
FHLB advanced funds	43,700,000	151,294,000
FHLB payments	(68,600,000)	(110,894,000)
Federal funds advances	7,655,000	(59,435,000)
Federal funds payments	(7,655,000)	59,435,000
Shareholder cash dividends paid	(191,543)	0
Preferred stock dividend payment	(300,000)	0
Net increase in demand deposits and savings accounts	29,076,007	8,038,661
Net increase (decrease) in time deposits	12,616,284	(27,227,747)
Excess tax benefits from stock-based payment arrangements	0	54,195
Proceeds from sale of common stock and exercise of stock options	0	176,047
Net cash from financing activities	16,300,748	21,441,156

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	7,248,686	(2,126,468)

CASH AND CASH EQUIVALENTS, beginning of period	9,837,860	14,202,951

CASH AND CASH EQUIVALENTS, end of period	$17,086,546	$12,076,483

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,637,974	$5,577,095
Income taxes	$1,014,000	$800,000

NON-CASH INVESTING ACTIVITIES:
Real estate acquired through foreclosure	$1,186,263	$3,547,193
Net change in unrealized gain/loss on available-for-sale securities	$1,171,751	$(311,122)

NON-CASH FINANCING ACTIVITIES:
Tax benefit from stock options exercised	$0	$54,195
Cumulative effect of adopting EITF 06-04	$0	$119,842
Accretion of preferred stock	$83,324	$0

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

On July 3, 2008 (the “Effective Date”), a bank holding company reorganization was completed whereby Oak Valley Bancorp became the parent holding company for Oak Valley Community Bank ( the “Bank”).  On the Effective Date, each outstanding share of the Bank was converted into one share of Oak Valley Bancorp and the Bank became a wholly-owned subsidiary of the holding company. The condensed consolidated financial statements and accompanying footnotes are presented as if the reorganization occurred as of the earliest periods presented and are consistent with those of Oak Valley Community Bank, since prior to the Effective Date, Oak Valley Bancorp had no material assets, liabilities or operations.

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

Management has evaluated subsequent events for potential recognition and/or disclosure through the issuance date of this Form 10-Q, and has determined that there were no subsequent events that require recognition or disclosure.

The interim consolidated financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results of a full year’s operations.  For further information, refer to the audited financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2008.

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

In March 2008, the FASB issued FASB Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (SFAS 161).  SFAS 161 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

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

In April 2009, the FASB issued Financial Accounting Standards Board Staff Position FAS SFAS 115-2 and SFAS 124-2 (FSP SFAS 115-2 and SFAS 124-2), Recognition and Presentation of Other-Than-Temporary Impairments. FSP SFAS 115-2 and SFAS 124-2 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FSP  SFAS 115-2 and SFAS 124-2, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of FSP SFAS 115-2 and SFAS 124-2 during the second quarter of 2009. Adoption of FSP SFAS 115-2 and SFAS 124-2 did not significantly impact the Company’s financial statements.

In April 2009, the FASB issued Financial Accounting Standards Board Staff Position FAS SFAS 107-1 and APB 28-1 (FSP SFAS 107-1 and APB 28-1), Interim Disclosures about Fair Value of Financial Instruments.  FSP SFAS 107-1 and APB 28-1 amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information and amends Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under FSP SFAS 107-1 and APB 28-1, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, entities must disclose, in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS 107. The new interim disclosures required by FSP SFAS 107-1 and APB 28-1 are included in the Company’s interim financial statements beginning with the second quarter of 2009.

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (“SFAS No. 165”, ASC 855), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, it sets forth: a) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; b) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and c) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We have adopted SFAS No. 165 in the quarter ended June 30, 2009 and the adoption of SFAS No. 165 did not have a significant impact on our financial condition or results of operations.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification TM (the “Codification” or “ASC”) to become the source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also included in the Codification as sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009.  When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. Following Statement 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. We are following the guidelines in the Codification effective July 1, 2009.

NOTE 3 – SECURITIES

The amortized cost and estimated fair values of debt securities as of June 30, 2009 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Available-for-sale securities:
U.S. agencies	$31,978,663	$880,540	$(64,152)	$32,795,051
Collateralized mortgage obligations	3,091,147	83,863	—	3,175,010
Municipalities	14,402,997	826,514	(35,116)	15,194,395
SBA Pools	1,616,725	—	(48,403)	1,568,322
Asset-Back Security	152,603	3,205	—	155,808
Mutual Fund	1,507,077	4,688		1,511,765
	$52,749,212	$1,798,810	$(147,671)	$54,400,351

The following tables detail the gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009.

	Less than 12 months		12 months or more		Total
		Unrealized	Fair	Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Value	Loss	Fair Value	Loss

U.S. agencies	$3,188,655	$(64,152)	$—	$—	$3,188,655	$(64,152)
Collateralized mortgage obligations	—	—	—	—	—	—
Municipalities	3,862,681	(34,250)	24,134	(866)	3,886,815	(35,116)
SBA Pools	—	—	1,568,322	(48,403)	1,568,322	(48,403)
Asset Backed Securities	—	—	—	—	—	—
Total temporarily impaired securities	$7,051,336	$(98,402)	$1,592,456	$(49,269)	$8,643,792	$(147,671)

At June 30, 2009, a total of two SBA pools and one municipal security make up the total amount of securities in an unrealized loss position for greater than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due solely to interest rate changes and the Bank has the ability and intent to hold all investment securities with identified impairments resulting from interest rate changes to the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities at June 30, 2009, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$340,000	$334,597
Due after one year through five years	1,334,882	1,363,653
Due after five years through ten years	13,221,843	13,406,697
Due after ten years	37,852,487	39,295,404
	$52,749,212	$54,400,351

The amortized cost and estimated fair values of debt securities as of December 31, 2008, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value

Available-for-sale securities:
U.S. agencies	$25,540,641	$609,957	$(65,680)	$26,084,918
Collateralized mortgage obligations	3,438,998	54,471	(8,861)	3,484,608
Municipalities	9,970,961	14,829	(83,567)	9,902,223
SBA Pools	1,820,810	—	(41,682)	1,779,128
Asset-Back Security	198,081	—	(81)	198,000
	$40,969,491	$679,257	$(199,871)	$41,448,877

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

There were no realized gains or losses on sales of available-for-sale securities during 2009 and 2008, however the Company did recognize a gain of $54,380 for the six months ended June 30, 2009 on certain available-for-sale securities that were partially called. There were no other sales of available-for-sale securities during 2009 and 2008.

Securities carried at $38,371,793 and $30,117,814 at June 30, 2009 and December 31, 2008, respectively, were pledged to secure deposits of public funds.

OAK VALLEY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – LOANS

Loan totals were as follows:

	JUNE 30,	DECEMBER 31,
	2009	2008
Loans
Commercial real estate	$274,579,225	$268,741,826
Commercial	43,630,129	37,302,286
Real estate construction	58,927,733	73,321,446
Agriculture	24,851,631	25,916,928
Residential real estate and consumer	22,401,506	22,894,644

Total gross loans	424,390,224	428,177,130

Less:
Deferred loan fees and costs, net	(874,837)	(1,034,723)
Allowance for loan losses	(5,700,862)	(5,569,496)

Net loans	$417,814,524	$421,572,911

Changes in the allowance for loan losses were as follows:

	JUNE 30,	DECEMBER 31,
	2009	2008

Balance, beginning of year	$5,569,496	$4,506,753
Provision charged to operations	4,037,012	2,188,139
Loans charged off	(3,907,886)	(1,114,534)
Loan recoveries	2,240	4,745
Reclassification of reserve related to off-balance-sheet commitments	—	(15,608)

Balance, end of period	$5,700,862	$5,569,496

Effective July 1, 2008, the expense associated with the allowance for off-balance-sheet commitments is recorded separately as a component of other expenses.  In 2008, the $15,608 reclassification from the allowance for loan losses to other liabilities is a non-recurring adjustment.

The total recorded investment in impaired loans at June 30, 2009, was $7,364,249 which had a loan loss reserve of $452,416.  The total recorded investment in impaired loans at December 31, 2008, was $4,078,765 which had a loan loss reserve of $768,719.  No interest income was recognized on impaired loans, while considered impaired during 2009 and 2008.  As of June 30, 2009, we had undisbursed funding commitments on three impaired loans to one borrower totaling $1,979,163.43 with maturity dates of April 2010, May 2010 and October 2010.

OAK VALLEY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – OTHER REAL ESTATE OWNED

As of June 30, 2009, seven loans with outstanding balances of $2,813,082 were reclassified to other real estate owned.

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

NOTE 6– OTHER POST-RETIREMENT BENEFIT PLANS

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

The combined cash surrender value of all Bank-owned life insurance policies recorded in other assets on the balance sheet was $10,256,460 and $9,859,234 at June 30, 2009 and December 31, 2008, respectively.

NOTE 7 – FINANCIAL INSTRUMENTS

Fair values of financial instruments — The financial statements include various estimated fair value information as of June 30, 2009 and December 31, 2008. Such information, which pertains to the Bank’s financial instruments, does not purport to represent the aggregate net fair value of the Bank. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change. The following methods and assumptions are used by the Bank.

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

The estimated fair values of the Bank’s financial instruments at June 30, 2009 are as follows:

		Estimated
	Carrying	Fair
	Amount	Value
Financial assets:

Cash and cash equivalents	$17,086,546	$17,086,546
Securities available for sale	54,400,351	54,400,351
Loans	424,390,224	442,308,938
Accrued interest receivable	1,816,967	1,816,967

Financial liabilities:

Deposits	(419,940,758)	(421,403,568)
FHLB advance	(44,100,000)	(44,241,120)
Accrued interest payable	(632,255)	(632,255)

Off-balance-sheet assets (liabilities):

Commitments and standby letters of credit		(607,317)

The estimated fair values of the Bank’s financial instruments at December 31, 2008 are as follows:

		Estimated
	Carrying	Fair
	Amount	Value
Financial assets:

Cash and cash equivalents	$9,837,860	$9,837,860
Securities available for sale	41,448,877	41,448,877
Loans	428,177,130	429,344,847
Accrued interest receivable	1,886,359	1,886,359

Financial liabilities:

Deposits	(378,248,467)	(378,041,128)
FHLB advance	(69,000,000)	(69,103,323)
Accrued interest payable	(763,117)	(763,117)

Off-balance-sheet assets (liabilities):

Commitments and standby letters of credit		(630,751)

OAK VALLEY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8– FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2009 Using
	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets and liabilities measured on a recurring basis:
Available-for-sale securities	$54,400,351	$—	$54,400,351	$—

Assets and liabilities measured on a non-recurring basis:
Impaired Loans	$6,911,831	$—	$—	$6,911,831
Other real estate owned	$2,813,082	$—	$—	$2,813,082

The fair value of securities available for sale equals quoted market price, if available.  If quoted market prices are not available, fair value is determined using quoted market prices for similar securities.  Changes in fair market value are recorded in other comprehensive income net of tax.

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. At June 30, 2009, impaired loans had a principal balance of $7,364,247, with a valuation allowance of $452,416.  Upon being classified as impaired, charge offs were taken to reduce the balance of each loan to an estimate of the collateral fair market value less cost to dispose. This estimate was a level 3 valuation.  There was no direct impact on the income statement.  The charge-offs were recorded as a debit to the allowance for loan losses.

Fair value of other real estate owned is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the property.  Total fair market value at June 30, 2009 was $2,813,082 which was a level 3 valuation.  There is a direct impact to the income statement as any market value write downs are charged directly to operating expenses.  The Bank is required to perform this valuation every six months.

OAK VALLEY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – EARNINGS (LOSS) PER SHARE

The Bank computes earnings (loss) per share (“EPS”) in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires the presentation of basic EPS, which does not consider the effect of common stock equivalents and diluted EPS, which considers all dilutive common stock equivalents.

	THREE MONTHS ENDED
	JUNE 30,
In thousands (except share and per share amounts)	2009	2008
BASIC EARNINGS (LOSS) PER SHARE

Net (loss) income available to common shareholders	$(257,349)	$553,159
Weighted average shares outstanding	7,661,627	7,641,534
Net (loss) income per share	$(0.03)	$0.07

DILUTED EARNINGS (LOSS) PER SHARE

Net (loss) income available to common shareholders	$(257,349)	$553,159
Weighted average shares outstanding	7,661,627	7,641,534
Effect of dilutive stock options	—	56,147
Weighted average shares of common stock and common stock equivalents	7,661,627	7,697,681
Net (loss) income per diluted share	$(0.03)	$0.07

	SIX MONTHS ENDED
	JUNE 30,
In thousands (except share and per share amounts)	2009	2008
BASIC EARNINGS (LOSS) PER SHARE

Net (loss) income available to common shareholders	$(37,450)	$1,328,956
Weighted average shares outstanding	7,661,627	7,625,787
Net (loss) income per share	$0.00	$0.17

DILUTED EARNINGS (LOSS) PER SHARE

Net (loss) income available to common shareholders	$(37,450)	$1,328,956
Weighted average shares outstanding	7,661,627	7,625,787
Effect of dilutive stock options	—	70,193
Weighted average shares of common stock and common stock equivalents	7,661,627	7,695,980
Net (loss) income per diluted share	$0.00	$0.17

During the three and six month periods ended June 30, 2009, all of the Company’s weighted average stock options of 413,310 and 414,970, respectively, to purchase shares of common stock were considered anti-dilutive because the Company recognized a net loss in both of these periods.  Prices ranged from $4.58 to $15.67 on the outstanding options.   Anti-dilutive weighted average options of 257,623 and 123,571 were outstanding during the same three and six month periods of 2008, respectively, with prices ranging from $7.51 to $15.67.  These options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. These options begin to expire in 2013.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion explains the significant factors affecting our operations and financial position for the periods presented. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear or that are referenced to elsewhere in this report, and with the audited consolidated financial statements and accompanying notes included in our 2008 Annual Report.

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

• our judgmental estimate based on various subjective factors.

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

The Bank offers a complement of business checking and savings accounts for its business customers.  The Bank also offers commercial and real estate loans, as well as lines of credit.  Real estate loans are generally of a short-term nature for both residential and commercial purposes.  Longer-term real estate loans are generally made with adjustable interest rates and contain normal provisions for acceleration.  The Bank introduced a mortgage-lending program, Community Bank Lending Exchange (“CBLX”), at the beginning of 2003.  At June 30, 2009, the Bank has originated $220 million in loans for funding by CBLX.

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

Overview of Results of Operations and Financial Condition

The purpose of this summary is to provide an overview of the items management focuses on when evaluating the condition of the Company and its success in implementing its business and shareholder value strategies. The Company’s business strategy is to operate the Bank as a well-capitalized, profitable and independent community oriented bank.  The Company’s shareholders value strategy has three major themes: (1) enhancing shareholders’ value; (2) making its retail banking franchise more valuable; and (3) efficiently utilizing its capital.

Management believes the following were important factors in the Company’s performance during the quarter ended June 30, 2009:

•

The credit crisis affecting the financial markets and residential housing that began in 2007 turned out to be just the flashpoint for a severe and prolonged recession. While recently published economic data indicates that the current downturn may be easing, the recession continues to affect the Company, the Bank, and the financial industry generally, and it is not clear when or at what speed the recession will end.

•

The Company recognized a net loss for common shareholders of $257,349 and $37,450 for the three and six month periods ended June 30, 2009 as compared with net income available to common shareholders of $553,159 and $1,328,956 for the same periods in 2008.  The Company recognized a net loss before preferred stock dividends and accretion of $45,063 for the second quarter of 2009 and net income before preferred stock dividends and accretion of $385,247 for the first six months of 2009. The factors contributing to these results will be discussed below.

•

The Company recognized expense of $212,286 and $422,697 in the second quarter and six month period of 2009 associated with the accrual for preferred stock dividends and accretion of the preferred stock discount in connection with the 13,500 shares of Series A Preferred Stock that the U.S. Treasury purchased from the Company in December 2008 under the TARP Program. So long as such preferred stock remains outstanding, it will pay quarterly cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. No expense was recognized in the second quarter and first six month period of 2008, as the Series A Preferred Stock was issued in December 2008.

•

Net interest income increased $806,292 or 15.9% and $1,653,656 or 16.7% for the three and six month periods ended June 30, 2009, respectively, compared to the same periods in 2008.  This increase was primarily due to the net interest margin increase of 20 and 24 basis points and increases in average earning assets of $55.4 million and $56.2 million for the three and six month periods ended June 30, 2009, respectively, as compared to the same periods of 2008.  The net interest margin increase is attributable primarily to liabilities repricing faster than assets in the declining rate environment as described in further detail below.

•

The Company has taken significant steps to reduce the risk of loan losses.   In the three and six month period ended June 30, 2009, the provision for loan losses increased by $1,697,012 and $3,452,012, respectively, compared to the same periods in 2008. These increases were mainly due to management’s assessment of the appropriate level for the allowance for loan losses, an increase in the level of non-accrual loans and overall growth in gross loans. The Company continues to monitor its loan portfolio with the objective of avoiding defaults or write-downs.  Despite these actions, the possibility of additional losses can not be eliminated, but the Board of Directors and all employees continue to work hard to make the best of these continuing challenging conditions.

•

For the three and six month periods ended June 30, 2009, non-interest income decreased by $24,992 or 3.7% and $40,267 or 3.1% from the same periods in 2008, respectively, primarily due to decreased service charges on deposits of $51,803 and $72,345, as described below. The decrease in service charges on deposits is mainly attributable to decreased NSF income.

•	Non-interest expense increased by $225,008 or 4.9% and $106,744 or 1.2% for the three and six month periods ended June 30,

2009, respectively, as compared to the same periods in 2008, primarily due to write downs of OREO property values which was offset by decreases in salaries and benefits as described below.

•

Total assets increased $17.4 million or 3.4% from December 31, 2008.  Total net loans decreased by $3.8 million or 0.9% and investment securities increased by $13.0 million or 31.2% from December 31, 2008 to June 30, 2009, while deposits increased by $41.7 million or 11.0%.

Income Summary

For the three and six month periods ended June 30, 2009, the Company recorded net loss available to shareholders of $257,349 and $37,450, a decrease of $810,508 and $1,366,406, respectively, as compared to the $553,159 and $1,328,956 for the same periods in 2008.  Return on average assets (annualized) was -0.03% and 0.15% for the second quarter and six month period of 2009, respectively, as compared with 0.47% and 0.58% for the same periods in 2008.  Annualized return on average common equity was -2.24% and -0.17% for the second quarter and six month period of 2009, respectively, as compared with 5.01% and 6.09% for the same periods of 2008.

Net income before provisions for income taxes and preferred stock dividends and accretion for the second quarter and six month period of 2009 was down $1,140,720 and $1,945,367 from the comparable 2008 periods.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary

(In thousands)

	Effect on Pre-Tax Income	Effect on Pre-Tax Income
	Increase (Decrease)	Increase (Decrease)
	Three Months	Six Months
Change from 2008 to 2009 in:
Net interest income	$806,292	$1,653,656
Provision for loan losses	(1,697,012)	(3,452,012)
Non-interest income	(24,992)	(40,267)
Non-interest expense	(225,008)	(106,744)
Change in income before income taxes	$(1,140,720)	$(1,945,367)

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Bank’s operating income.  For the three and six month periods ended June 30, 2009, net interest income was $5.89 million and $11.54 million, respectively, which represented an increase of $806,292 or 15.9% and $1,653,656 or 16.7%, respectively, from the comparable periods in 2008.

The net interest margin (net interest income as a percentage of average interest earning assets) was 4.97% and 4.92% for the three and six month periods ended June 30, 2009, an increase of 20 and 24 basis points as compared to the same periods in 2008.  The increase in the net interest margin in 2009 was primarily attributable to the impact that the decline in market interest rates had on our liability sensitive balance sheet which caused interest-bearing liabilities to decrease faster than the yields on earning assets.  The compression of the yield on interest earning assets was lessened due to a portion of our loan portfolio that was at the contractual rate floors.  In addition, yield on investments increased by 131 and 127 basis points for the three and six month periods ended June 30, 2009, respectively, as a result of approximately $12.5 million in municipal securities purchased in the fourth quarter of 2008 and first quarter 2009 and the related fully taxable equivalent benefit.

The following tables shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three and six month periods ended June 30, 2009 and 2008:

Net Interest Analysis

(Dollars in thousands)

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Average Balance	Interest Income/ Exp	Avg Rate/ Yield	Average Balance	Interest Income/ Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$428,797	$6,726	6.29%	$393,044	$6,796	6.93%
Investment securities (2)	52,402	783	5.99%	35,041	409	4.68%
Federal funds sold	1,497	1	0.19%	867	4	2.07%
Interest-earning deposits	1,738	1	0.20%	95	0	1.27%
Total interest-earning assets	484,434	7,511	6.22%	429,047	7,209	6.74%
Total noninterest earning assets	37,975			37,796
Total Assets	522,409			466,843
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	175,067	652	1.49%	143,698	842	2.35%
NOW deposits	57,317	70	0.49%	56,367	101	0.72%
Savings deposits	15,057	33	0.87%	17,993	73	1.62%
Time certificates of deposit $100,000 or more	50,089	298	2.39%	37,546	360	3.85%
Other time deposits	54,961	296	2.16%	39,684	335	3.38%
Other borrowings	45,961	158	1.38%	64,550	398	2.47%
Total interest-bearing liabilities	398,452	1,507	1.52%	359,838	2,109	2.35%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	61,533			60,034
Other liabilities	2,912			2,991
Total noninterest-bearing liabilities	64,444			63,025
Shareholders’ equity	59,512			43,980
Total liabilities and shareholders’ equity	$522,409			$466,843
Net interest income		$6,004			$5,100
Net interest spread (3)			4.70%			4.39%
Net interest margin (4)			4.97%			4.77%

(1)  Loan fees have been included in the calculation of interest income.

(2) Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

	Six months ended			Six months ended
	June 30, 2009			June 30, 2008
	Average Balance	Interest Income / Expense	Avg Rate/ Yield	Average Balance	Interest Income / Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$429,326	$13,330	6.26%	$390,570	$13,736	7.05%
Investment securities (2)	49,716	1,491	6.05%	34,212	816	4.78%
Federal funds sold	1,440	2	0.22%	732	10	2.62%
Interest-earning deposits	1,619	2	0.20%	394	1	0.52%
Total interest-earning assets	482,101	14,825	6.20%	425,908	14,563	6.86%
Total noninterest earning assets	37,885			34,573
Total Assets	519,986			460,481
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	169,323	1,281	1.52%	142,044	1,821	2.57%
NOW deposits	55,643	145	0.53%	55,137	196	0.71%
Savings deposits	14,330	67	0.94%	16,864	180	2.14%
Time certificates of deposit $100,000 or more	46,049	586	2.57%	42,573	887	4.18%
Other time deposits	53,214	595	2.25%	41,457	784	3.79%
Other borrowings	57,951	387	1.35%	53,803	766	2.86%
Total interest-bearing liabilities	396,510	3,061	1.56%	351,878	4,634	2.64%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	61,409			61,916
Other liabilities	2,920			3,191
Total noninterest-bearing liabilities	64,3329			65,107
Shareholders’ equity	59,144			43,496
Total liabilities and shareholders’ equity	$519,985			$460,481
Net interest income		$11,764			$9,929
Net interest spread (3)			4.64%			4.22%
Net interest margin (4)			4.92%			4.68%

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

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three and six month periods ended June 30, 2009 and 2008.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

(In thousands)

	For the Three Months Ended June 30,
	2009 vs 2008
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1)	$618	$(687)	$(69)
Investment securities	202	172	374
Federal funds sold	3	(7)	(4)
Interest-earning deposits	5	(4)	1
Total interest income	$828	$(526)	$302

Interest expense:
Money market deposits	184	(373)	(189)
NOW deposits	2	(33)	(31)
Savings deposits	(12)	(28)	(40)
Time CD $100K or more	120	(182)	(62)
Other time deposits	129	(167)	(38)
Other borrowings	(115)	(127)	(242)
Total interest expense	$308	$(910)	$(602)

Change in net interest income	$520	$384	$904

	For the Six Months Ended June 30,
	2009 vs 2008
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1)	$1,363	$(1,769)	$(406)
Investment securities	370	306	676
Federal funds sold	9	(17)	(8)
Interest-earning deposits	3	(3)	0
Total interest income	$1,745	$(1,483)	$262

Interest expense:
Money market deposits	350	(890)	(540)
NOW deposits	2	(53)	(51)
Savings deposits	(27)	(86)	(113)
Time CD $100K or more	72	(373)	(301)
Other time deposits	222	(411)	(189)
Other borrowings	59	(438)	(379)
Total interest expense	$678	$(2,251)	$(1,573)

Change in net interest income	$1,067	$768	$1,835

(1)  Loan fees have been included in the calculation of interest income.

The table above reflects the market interest rate decline has impacted liabilities slightly more than assets as indicated by the increase of $768,000 in net interest income due to the rate change for the six month period of 2009.  The increased loan volume and the overall change in mix of deposit balances contributed an increase of $1,067,000 to net interest income.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from the sale of loans.  For the three and six month periods ended June 30, 2009, non-interest income was $647,377 and $1,245,685, a decrease of $24,992 or 3.7% and $40,267 or 3.1%, respectively, compared to the same periods in 2008.

The following table shows the major components of non-interest income:

Non-Interest Income

(In thousands)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2009	2008	$ change	% change	2009	2008	$ change	% change
Service charges on deposits	$293	$344	$(51)	(14.8)%	$575	$647	$(72)	(11.1)%
Earnings on cash surrender value of life insurance	101	99	2	2.0%	202	181	21	11.6%
Mortgage commissions	46	22	24	109.1%	89	71	18	25.4%
Other	207	207	0	0.0%	380	387	(7)	(1.8)%
Total Non-Interest Income	$647	$672	$(25)	(3.7)%	$1,246	$1,286	$(40)	(3.1)%

Service charges on deposits decreased by $51,803 or 14.8% and $72,345 or 11.1% in the three and six month periods ended June 30, 2009, respectively, as compared to the same periods in 2008.  The decrease is primarily due to decreased NSF fee income.  Offsetting the decrease to service charges on deposits, was an increase of $24,753 and $17,568 in mortgage commissions for the three and six month periods ended June 30, 2009, respectively.  The Bank continues to expand its offerings to the consumer and business depositor.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following table shows the major components of non-interest expenses:

Non-Interest Expense

(In thousands)

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2009	2008	$ change	% change	2009	2008	$ change	% change
Salaries and employee benefits	$1,865	$2,435	$(570)	(23.4)%	$3,915	$4,881	$(966)	(19.8)%
Occupancy expenses	678	670	8	1.1%	1,373	1,340	33	2.5%
Data processing fees	234	191	43	22.5%	452	369	83	22.5%
OREO expenses	934	451	483	107.0%	1,059	451	608	134.7%
Assessments (FDIC & DFI)	299	90	209	233.9%	437	172	265	154.3%
Other operating expenses	777	725	52	7.2%	1,488	1,405	83	6.0%
Total Non-Interest Expense	$4,787	$4,562	$225	4.9%	$8,725	$8,618	$107	1.2%

Non-interest expenses increased by $225,008 or 4.9% and $106,744 or 1.2% for the three and six months ended June 30, 2009, respectively, as compared to the same periods of 2008.  Salaries and employee benefits decreased $569,634 and $966,177 for the three and six months ended June 30, 2009, respectively, as compared to the same periods of 2008 as a result of a reduction in full time equivalent employees in effort to improve operating efficiency and an increase in deferred loan costs.  Data processing fees increased by $43,462 and $83,418 for the three and six month periods 2009, respectively, compared to the same periods of 2008, as a result of an increased number of transaction accounts.  FDIC and DFI assessments increased by $209,546 and $265,190, respectively, compared to the same three and six month periods of 2008.  OREO expenses were $933,724 and $1,058,752 in the second quarter and six month period of 2009, respectively, compared to $451,078 for both comparable periods of 2008.  These expenses resulted from various overhead costs and market value write downs associated with the five properties classified as other real estate owned.

Management anticipates that noninterest expense will continue to increase as we continue to grow.  However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Income Taxes

Provision for income taxes for the three and six months ended June 30, 2009, was a net tax benefit of $344,191 and $358,103, respectively, a decrease in expense of $542,498 or 273.6% and $1,001,658 or 155.6% from the same periods in 2008.  The tax benefits the Company recognized are disproportional compared to pre-tax income assuming marginal tax rates or historical effective tax rates are applied to pre-tax income.  This is primarily due to tax credits from California Enterprise Zones and low income housing projects as well as tax free-income on loans within these enterprise zones and municipal securities and loans that comprise a larger proportion of pre-tax income in 2009 as compared to 2008.  Certain tax credits and deductions are recognized by the Company regardless of the amount of pre-tax income or loss, which further increases the tax benefit and exaggerates the effective tax rates.

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

Non-accrual loans totaled $7.4 million at June 30, 2009, as compared to $4.1 million at December 31, 2008.  The non-accrual loans as of June 30, 2009 are loans made to three borrowers for purposes of real estate construction and commercial real estate.

OREO totaled $2.8 million as of June 30, 2009 and consists of five properties that were acquired through foreclosure including residential land lots and a commercial real estate property.

The following table presents information about the Company’s non-performing loans, including asset quality ratios as of June 30, 2009 and December 31, 2008:

Non-Performing Assets

(in thousands)

	June 30,	December 31,
	2009	2008
Loans in nonaccrual status	$7,364	$4,078
Loans past due 90 days or more and accruing	—	643
Restructured loans	—	—
Total nonperforming loans	7,364	4,721
Other real estate owned	2,813	2,746
Total nonperforming assets	$10,177	$7,467

Allowance for loan losses	$5,701	$5,569

Asset quality ratios:
Non-performing assets to total assets	1.94%	1.47%
Non-performing loans to total loans	1.74%	1.10%
Allowance for loan losses to total loans	1.34%	1.30%
Allowance for loan losses to total non-performing loans	77.41%	117.96%

Allowance for Loan and Lease Losses

In anticipation of credit risk inherent in our lending business, we routinely set aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges made for the outstanding loan portfolio have been  credited to the allowance for loan losses, whereas charges for off-balance sheet items have been  credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Bank recorded loan loss provisions of $2,137,012 and $4,037,012 for the three and six month periods in 2009, respectively, which represented  a $1,697,012 and $3,452,012 increase from the provisions recorded in the same periods of 2008.

The allowance for loan losses increased by 2.4%, or $131,366, to $5.70 million at June 30, 2009, as compared with $5.57 million at December 31, 2008.  The Bank recognized the increase in the allowance for loan losses during the first six months of the year due to the loan loss provision of $2.14 million which was offset by loan charge-offs.  The weak business climate adversely impacted the financial conditions of certain Bank clients in addition to decreases in collateral values which resulted in increased net loan charge-offs of $3.91 million for the first six months of 2009, compared to $759,000 for the first six months of 2008. The increase to the allowance for loan losses combined with a slight decrease in our loan portfolio resulted in an increase to the allowance for loan losses as a percentage of total loans to 1.34% at June 30, 2009, as compared to 1.30% at December 31, 2008.

Management reviews these conditions with our senior credit officers. To the extent that any of these conditions may be attributed to a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions may not be attributed to a specific, identifiable problem credit or portfolio segment as of the evaluation date, management’s evaluation of the inherent loss related to such condition is reflected in the unallocated allowance. Although management has allocated a portion of the allowance to specific loan categories, the adequacy of the allowance is considered in its entirety as appropriate from time to time..

The following table provides an analysis of the changes in the ALLL for the six-month periods ended June 30, 2009 and 2008:

Allowance for Loan and Lease Losses

(dollars in thousands)

	Six Months Ended
	June 30,
	2009	2008
Balance at beginning of period	$5,569	$4,507
Provision for loan losses	4,037	585
Loans charged off	(3,907)	(759)
Recoveries of previous charge-offs	2	4
Net charge-offs	(3,905)	(755)
Reclassification of reserve related to off-balance-sheet commitments	—	(16)
Balance at end of period	$5,701	$4,321

Allowance for loan losses to total loans	1.34%	1.08%
Net charge-offs to average loans (annualized)	1.83%	0.39%
Provision for loan losses to average loans (annualized)	1.90%	0.29%

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

Although management believes the allowance at June 30, 2009 was adequate to absorb probable losses from any known and inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect our service areas or other variables will not result in increased losses in the loan portfolio in the future.

Investment Activities

Investments are a key source of interest income. Management of our investment portfolio is set in accordance with strategies developed and overseen by our Investment Committee. Investment balances, including cash equivalents and interest-bearing deposits in other financial institutions, are subject to change over time based on our asset/liability funding needs and interest rate risk management objectives. Our liquidity levels take into consideration anticipated future cash flows and all available sources of credits, and are maintained at levels management believes are appropriate to assure future flexibility in meeting anticipated funding needs.

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

The Bank holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of June 30, 2009, and December 31, 2008, we had $17.1 million and $9.8 million, respectively, in cash and cash equivalents.

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

Deposits

Total deposits at June 30, 2009 were $419.9 million, a $41.7 million or 11.0% increase from the deposit total of $378.2 million at December 31, 2008.  Average deposits increased $40.0 million to $400.0 million for the six month period ended June 30, 2009 as compared to the same period in 2008. We attracted deposits due to the safety and soundness of the Bank and our focus on customer service.

Deposits

(in thousands)

	June 30,	December 31,	Six month change
	2009	2008	$	%
Demand	$60,197	$64,277	$(4,080)	(6.3)%
NOW	57,787	53,485	4,302	8.0%
MMDA	183,372	157,351	26,021	16.5%
Savings	15,366	12,532	2,834	22.6%
Time < 100K	46,120	46,563	(443)	(1.0)%
Time > $100K	57,099	44,040	13,059	29.7%
	$419,941	$378,248	$41,693	11.0%

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Three of our clients carry deposit balances of more than 1% of our total deposits, one of which had a deposit balance of more than 3% of total deposits at June 30, 2009.

Since our deposit growth strategy emphasizes core deposit growth we have avoided relying on brokered deposits as a consistent source of funds.  The only brokered deposits the Bank holds are from CDARS, a certificate of deposit program that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer.  The Bank had $9.9 million in brokered deposits as of June 30, 2009 as compared to $10.5 million at December 31, 2008.

Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. Our outstanding FHLB advances decreased by $24.9 million at June 30, 2009 to $44.1 million, compared to $69.0 million at December 31, 2008 due to the increase in deposits. See “Liquidity Management” below for the details on the FHLB borrowings program.

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

The following table shows the Oak Valley Community Bank’s and Oak Valley Bancorp’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at June 30, 2009 and December 31, 2008:

Oak Valley Community Bank Capital Ratios —

(dollars in thousands)

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009:
Total Capital (to Risk-Weighted Assets)	$63,335	13.2%	$47,973	10%	$38,379	8%
Tier 1 Capital (to Risk-Weighted Assets)	$57,467	12.0%	$28,784	6%	$19,189	4%
Tier 1 Capital (to Average Assets)	$57,467	11.0%	$26,114	5%	$20,891	4%

As of December 31, 2008:
Total Capital (to Risk-Weighted Assets)	$63,379	13.3%	$47,758	10%	$38,206	8%
Tier 1 Capital (to Risk-Weighted Assets)	$57,635	12.1%	$28,655	6%	$19,103	4%
Tier 1 Capital (to Average Assets)	$57,635	11.8%	$24,492	5%	$19,593	4%

Oak Valley Bancorp Capital Ratios —

(dollars in thousands)

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009:
Total Capital (to Risk-Weighted Assets)	$63,498	13.2%	N/A	N/A	$38,389	8%
Tier 1 Capital (to Risk-Weighted Assets)	$57,630	12.0%	N/A	N/A	$19,194	4%
Tier 1 Capital (to Average Assets)	$57,630	11.0%	N/A	N/A	$20,896	4%

As of December 31, 2008:
Total Capital (to Risk-Weighted Assets)	$63,440	13.3%	N/A	N/A	$38,211	8%
Tier 1 Capital (to Risk-Weighted Assets)	$57,696	12.1%	N/A	N/A	$19,106	4%
Tier 1 Capital (to Average Assets)	$57,696	11.8%	N/A	N/A	$19,594	4%

Liquidity Management

Since the Company is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to the Company is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s undistributed net profits from the previous three fiscal years. The primary uses of funds for the Company are stockholder dividends, investment in the Bank and ordinary operating expenses.  Management anticipates that there will be sufficient earnings at the Bank level to provide dividends to the Company to meet its funding requirements for the foreseeable future.

Maintenance of adequate liquidity requires that sufficient resources be available at all time to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. We obtain funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings.  Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common and preferred stockholders. Our liquid assets at June 30, 2009 were $80.6 million compared to $60.9 million at December 31, 2008.  Our liquidity level measured as the percentage of liquid assets to total assets was 15.3% and 12.0% at June 30, 2009 and December 31, 2008, respectively. We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of June 30, 2009, our borrowing capacity from the FHLB was approximately $120.5 million and the outstanding balance was $44.1 million, or approximately 37% of our borrowing capacity. We also maintain 2 lines of credit with correspondent banks to purchase up to $20 million in federal funds, for which there were no advances as of June 30, 2009.

Off-Balance-Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of June 30, 2009 and December 31, 2008, we had commitments to extend credit of $60.7 million and $63.1 million, respectively, which includes obligations under letters of credit of $2.7 million and $3.5 million, respectively,

The effect on our revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

Recent Legislation and Other Regulatory Initiatives

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) went into effect and amended certain provisions of the Emergency Economic Stabilization Act of 2008 (“EESA”), including replacing Section 111 of EESA in its entirety.  The new Section 111 allows a participant in the TARP — Capital Purchase Program (“TARP-CPP”), such as the Company, to repay any assistance previously received pursuant to the TARP-CPP without regard to the source of replacement funds or any waiting period subject to consultation with the appropriate Federal banking agency.  In addition, the new Section 111 set forth in ARRA includes standards and requirements regarding executive compensation and corporate governance.  On June 10, 2009, Treasury issued an interim final rule implementing and providing guidance on the executive compensation and corporate governance provisions of EESA, as amended by ARRA. The regulations were published in the Federal Register on June 15, 2009.  In addition, on July 1, 2009, the SEC published a proposed amendment to the proxy rules which would implement the ARRA’s requirement that TARP-CPP participants provide a separate shareholder vote to approve the compensation of the company’s executives.  Together, the Treasury’s interim final rule and the SEC’s proposed rule do (or would, in the case of the SEC’s proposed rule) impose:

•                  Limits on compensation that exclude incentives for the Company’s Senior Executive Officers to take unnecessary and excessive risks that threaten the value of the Company;

•                  A provision for the recovery of any bonus, retention award, or incentive compensation paid to the Company’s Senior Executive Officers or to any of the Company’s next twenty most highly compensated employees based on certain financial statements or other criteria that are later found to be materially inaccurate;

•                  A prohibition on the Company from making any payments to the Senior Executive Officers or to any of the next five most highly compensated employees for departure from the Company for any reason, except for payments for services performed or benefits accrued;

•                  A prohibition on the Company’s ability to pay bonuses and certain other compensation to the Company’s Chief Executive Officer, except with respect to certain restricted stock awards or to the extent that a bonus is required by a valid employment contract;

•                  A prohibition on any compensation plan that would encourage manipulation of the Company’s reported earnings for the purposes of enhancing employee compensation;

•                  A requirement for the Company’s Chief Executive Officer and Chief Financial Officer to provide certain certifications regarding the foregoing;

•                  Certain requirements with respect to the Company’s Personnel and Compensation Committee;

•                  A requirement to adopt a company-wide policy regarding excessive or luxury expenditures;

•                  A requirement to permit a nonbinding “say on pay” shareholder vote to be included in the Company’s proxy statement with respect to an annual meeting of stockholders; and

•                  Authorizing the Secretary of the Treasury to review certain compensation paid to the Company’s Senior Executive Officers and the next 20 most highly-compensated employees to determine whether any such payments were inconsistent with the purposes of the foregoing.

In light of the Treasury’s interim final rule and the SEC’s proposed rule, the Company intends to evaluate and amend any employment agreements, benefit plans and other arrangements, and take any other action necessary to ensure compliance with the applicable requirements.

The actions described above, together with additional actions announced by the Treasury and other regulatory agencies continue to develop.  It is not clear at this time what impact EESA, ARRA, TARP, the Treasury’s interim final rule and the SEC’s proposed rule and other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the financial services industry.  The extreme levels of volatility and limited credit availability currently being experienced could continue to effect the U.S. banking industry and the broader U.S. and global economies, which will have an affect on all financial institutions, including the Company.  We cannot predict the full effect that this wide-ranging legislation will have on the national economy or on financial institutions.

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

There were no significant change in the our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the Evaluation Date, nor there were any significant deficiencies or material weaknesses in such controls requiring corrective actions.

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

None.

Item 3.                                                                               Defaults Upon Senior Securities

None.

Item 4.                                                                               Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of Oak Valley Bancorp was held on June 10, 2009. Three proposals were submitted to a vote of the shareholders as described in the Oak Valley Bancorp’s proxy statement dated April 30, 2009. The following is a brief description of the matters voted upon, as well as the outcome of the vote:

1.               To elect ten members to serve on the Company’s Board of Directors to hold office until the 2010 annual meeting of the shareholders or until their successors are duly elected and qualified.

Nominee	For	Withheld
Donald Barton	4,275,604	745,984
Christopher Courtney	4,275,604	745,984
James L. Gilbert	4,984,659	36,929
Thomas A. Haidlen	4,275,604	745,984
Michael Q. Jones	4,272,637	748,951
Arne J. Knudsen	4,984,642	36,946
Ronald C. Martin	4,275,604	745,984
Roger M. Schrimp	4,275,604	745,984
Danny L. Titus	4,275,604	745,984
Richard J. Vaughn	4,275,604	745,984

2.               To ratify the appointment of Moss Adams LLP as our auditors, to perform audit services for the year 2009.

Votes For:	5,001,434
Against:	16,923
Abstain:	3,231

3.               To approve the compensation of named executive officers, in a non-binding advisory vote as a result of the Company’s participation in the United States Treasury Capital Purchase Program:

Votes For:	4,179,401
Against:	825,559
Abstain:	16,628

Item 5.                                                                               Other Information

None.

Item 6.                                                                               Exhibits

The  following exhibits are filed as part of this report or hereby incorporated by reference to filings previously made with the SEC:

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

Oak Valley Bancorp
Date: August 13, 2009	By:	/s/ RICHARD A. MCCARTY
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