Form 10-Q
period 2009-09-30
Oak Valley Bancorp
filed 2009-11-13
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  7,681,877 shares of common stock outstanding as of October 30, 2009.

Oak Valley Bancorp

September 30, 2009

Index

		Page
PART I – FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

Condensed Consolidated Balance Sheets at September 30, 2009, and December 31, 2008		4

Condensed Consolidated Statements of Operations for the Three and Nine Month Periods Ended September 30, 2009 and September 30, 2008		5

Condensed Consolidated Statements of Changes of Shareholders’ Equity for the Nine-Month Period Ended September 30, 2009 and the Year Ended December 31, 2008		6

Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2009 and September 30, 2008		7

Notes to Consolidated Financial Statements		8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4T.	Controls and Procedures	31

PART II – OTHER INFORMATION		32

Item 1.	Legal Proceedings	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Submission of Matters to a Vote of Security Holders	32
Item 5.	Other Information	32
Item 6.	Exhibits	32

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AT SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	September 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$9,601,446	$9,072,860
Federal funds sold	5,490,000	765,000
Cash and cash equivalents	15,091,446	9,837,860

Securities available for sale	53,564,662	41,448,877
Loans, net of allowance for loan loss of $6,396,367 in 2009 and $5,569,496 in 2008	418,122,087	421,572,911
Bank premises and equipment, net	10,370,313	11,093,967
Other real estate owned (“OREO”)	1,990,782	2,745,575
Accrued interest and other assets	22,039,878	21,503,821

	$521,179,168	$508,203,011

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$431,532,833	$378,248,467
Accrued interest and other liabilities	2,582,878	2,968,465
FHLB advances	27,000,000	69,000,000

Total liabilities	461,115,711	450,216,932

Shareholders’ equity
Preferred stock, no par value; $1,000 per share liquidation preference, 10,000 shares authorized and 13,500 issued and outstanding at September 30, 2009 and December 31, 2009	12,805,635	12,680,649
Common stock, no par value; 10,000,000 shares authorized and 7,681,877 and 7,661,627 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	23,933,441	23,863,331
Additional paid-in capital	1,981,624	1,925,224
Retained earnings	19,705,766	19,226,645
Accumulated other comprehensive income, net of tax	1,636,991	290,230

Total shareholders’ equity	60,063,457	57,986,079

	$521,179,168	$508,203,011

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2009	2008	2009	2008
Interest and fees on loans	$6,736,602	$7,040,391	$20,048,818	$20,750,394
Interest on securities available for sale	678,379	403,064	1,967,059	1,205,973
Interest on federal funds sold	1,334	4,254	2,929	13,831
Interest on deposits with banks	1,942	566	3,574	1,592
Total interest income	7,418,257	7,448,275	22,022,380	21,971,790

Deposits	1,245,576	1,700,868	3,918,842	5,568,872
FHLB advances	152,841	455,441	539,979	1,214,339
Federal funds purchased	38	238	381	7,554
Total interest expense	1,398,455	2,156,547	4,459,202	6,790,765

Net interest income	6,019,802	5,291,728	17,563,178	15,181,025

Provision for loan losses	925,000	602,000	4,962,012	1,187,000

Net interest income after provision for loan losses	5,094,802	4,689,728	12,601,166	13,994,025

Service charges on deposits	300,282	337,264	875,229	984,556
Earnings on cash surrender value of life insurance	101,057	99,241	303,170	279,759
Mortgage commissions	38,143	23,410	127,160	94,859
Other income	338,154	174,557	717,763	561,250
Total non-interest income	777,636	634,472	2,023,322	1,920,424

Salaries and employee benefits	1,974,022	2,319,467	5,889,247	7,200,869
Occupancy expenses	658,928	675,728	2,031,844	2,015,674
Data processing fees	220,181	193,009	672,597	562,007
OREO expenses	915,623	485,292	1,974,375	936,370
Assessments (FDIC & DFI)	230,269	87,160	667,355	259,056
Other operating expenses	745,563	774,553	2,234,073	2,179,393
Total non-interest expense	4,744,586	4,535,209	13,469,491	13,153,369

Net income before provision (benefit) for income taxes	1,127,852	788,991	1,154,997	2,761,080

Provision (benefit) for income taxes	248,701	239,595	(109,401)	883,150

Net income	$879,151	$549,396	$1,264,398	$1,877,930

Preferred stock dividends and accretion	210,411	0	631,233	0
Net income available to common shareholders	$668,740	$549,396	$633,165	$1,877,930

Net income per common share	$0.09	$0.07	$0.08	$0.25
Net income per common diluted share	$0.09	$0.07	$0.08	$0.24

The accompanying notes are an integral part of these consolidated financial statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE YEAR ENDED DECEMBER 31, 2008 AND THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2009

	YEAR ENDED DECEMBER 31, 2008 AND THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2009
							Accumulated
				Additional			Other	Total
	Common Stock		Preferred	Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Shares	Amount	Stock	Capital	Earnings	Income	Income	Equity
Balances, January 1, 2008	7,607,780	$22,843,171		$1,748,380	$17,723,646		$46,193	$42,361,390
Stock options exercised	53,847	186,922						186,922
Issuance of preferred stock			$12,666,762					12,666,762
Issuance of TCPP warrants		833,238						833,238
Preferred stock accretion			13,887		(13,887)			0
Tax benefit of stock options exercised				54,195				54,195
Cash dividends ($0.075 per share)					(574,484)			(574,484)
Stock based compensation				122,649				122,649
Cumulative effect of adopting EITF 06-04					(70,459)			(70,459)
Comprehensive income
Net changes in unrealized gain on available-for-sale securities (net of income tax of $158,664)						244,037	244,037	244,037
Net income					2,161,829	2,161,829		2,161,829
Comprehensive income						$2,405,866
Balances, December 31, 2008	7,661,627	$23,863,331	$12,680,649	$1,925,224	$19,226,645		$290,230	$57,986,079
Stock options exercised	20,250	$70,110						70,110
Preferred stock accretion			$124,986		$(124,986)			0
Preferred stock dividend payments					(468,750)			(468,750)
Cash dividends ($0.025 per share)					(191,541)			(191,541)
Stock based compensation				$56,400				56,400
Comprehensive income
Net changes in unrealized gain on available-for-sale securities (net of income tax of $955,957)						1,346,761	1,346,761	1,346,761
Net income					1,264,398	1,264,398		1,264,398
Comprehensive income						$2,611,159
Balances, September 30, 2009	7,681,877	$23,933,441	$12,805,635	$1,981,624	$19,705,766		$1,636,991	$60,063,457

The accompanying notes are an integral part of these consolidated financial statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008

	NINE MONTHS ENDED SEPTEMBER 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,264,398	$1,877,930
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for loan losses	4,962,012	1,187,000
Depreciation, amortization and accretion, net	775,748	835,826
Stock-based compensation expense	56,400	101,498
Excess tax benefits from stock-based payment arrangements	0	(54,195)
Gain on sale of premises and equipment	0	(2,428)
OREO Write downs and losses on sale	1,974,375	936,370
Gain on called available for sale securities	(132,192)	0
Decrease in accrued interest payable and other liabilities	(385,587)	(939,301)
Decrease in accrued interest receivable	113,663	100,599
Increase in other assets	(1,848,463)	(2,835,696)
Net cash from operating activities	6,780,354	1,207,603

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(16,925,358)	(6,459,330)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	7,275,261	6,995,919
Net increase in loans	(2,697,451)	(34,320,111)
Purchase of BOLI policies	0	(4,740,000)
Proceeds from sale of OREO	209,467	0
Proceeds from sales of premises and equipment	0	47,778
Net purchases of premises and equipment	(82,872)	(1,025,346)
Net cash used in investing activities	(12,220,953)	(39,501,090)

CASH FLOWS FROM FINANCING ACTIVITIES:
FHLB advanced funds	50,700,000	205,463,000
FHLB payments	(92,700,000)	(158,463,000)
Federal funds advances	8,770,000	63,175,000
Federal funds payments	(8,770,000)	(63,175,000)
Shareholder cash dividends paid	(191,541)	(382,943)
Preferred stock dividend payment	(468,750)	0
Net increase in demand deposits and savings accounts	48,137,511	6,249,207
Net increase (decrease) in time deposits	5,146,855	(18,367,424)
Excess tax benefits from stock-based payment arrangements	0	54,195
Proceeds from sale of common stock and exercise of stock options	70,110	176,047
Net cash from financing activities	10,694,185	34,729,082

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,253,586	(3,564,405)

CASH AND CASH EQUIVALENTS, beginning of period	9,837,860	14,202,951

CASH AND CASH EQUIVALENTS, end of period	$15,091,446	$10,638,546

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$4,766,247	$7,860,601
Income taxes	$1,014,000	$890,000

NON-CASH INVESTING ACTIVITIES:
Real estate acquired through foreclosure	$1,186,263	$4,364,693
Change in unrealized gain/loss on available-for-sale securities	$2,302,718	$55,724

NON-CASH FINANCING ACTIVITIES:
Tax benefit from stock options exercised	$0	$54,195
Cumulative effect of adopting EITF 06-04	$0	$119,842
Accretion of preferred stock	$124,986	$0

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

The interim consolidated financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results of a full year’s operations.  For further information, refer to the audited financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2008.

NOTE 2 – CURRENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Codification. The Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the away companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

FASB ASC Topic 815, “Derivatives and Hedging.” New authoritative accounting guidance under ASC Topic 815, “Derivatives and Hedging,” amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting guidance under ASC Topic 815 became effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820,”Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 will be effective for the Company’s financial statements beginning October 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

FASB ASC Topic 320, “Investments - Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320, “Investments - Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the second quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.

FASB ASC Topic 825 “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825,”Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required under Topic 825 are included in Note7 – Financial Instruments.

FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Company’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Company’s financial statements.

NOTE 3 – SECURITIES

The amortized cost and estimated fair values of debt securities as of September 30, 2009 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
U.S. agencies	$31,519,509	$1,494,746	$—	$33,014,255
Collateralized mortgage obligations	3,058,158	110,576	—	3,168,734
Municipalities	12,963,637	1,191,704	—	14,155,341
SBA Pools	1,600,014	—	(46,451)	1,553,563
Asset-Back Security	114,636	1,843	—	116,479
Mutual Fund	1,526,602	29,688	—	1,556,290
	$50,782,556	$2,828,557	$(46,451)	$53,564,662

The following tables detail the gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009.

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. agencies	$—	$—	$—	—	$—	$—
Collateralized mortgage obligations	—	—	—	—	—	—
Municipalities	—	—	—	—	—	—
SBA Pools	—	—	1,547,982	(46,451)	1,547,982	(46,451)
Asset Backed Securities	—	—	—	—	—	—
Total temporarily impaired securities	$—	$—	$1,547,982	$(46,451)	$1,547,982	$(46,451)

At September 30, 2009, a total of two SBA pools  make up the total amount of securities in an unrealized loss position for greater than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due solely to interest rate changes and the Bank has the ability and intent to hold all investment securities with identified impairments resulting from interest rate changes to the earlier of the forecasted recovery or the maturity of the underlying investment security and it is unlikely that the Bank will be required to sell the securities before recovery of their amortized cost.

The amortized cost and estimated fair value of debt securities at September 30, 2009, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value
Available-for-sale securities:
3 Months or Less	$510,000	$510,223
Due after one year through five years	1,976,801	2,009,439
Due after five years through ten years	13,008,973	13,729,015
Due after ten years	35,286,782	37,315,985
	$50,782,556	$53,564,662

The amortized cost and estimated fair values of debt securities as of December 31, 2008, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Available-for-sale securities:
U.S. agencies	$25,540,641	$609,957	$(65,680)	$26,084,918
Collateralized mortgage obligations	3,438,998	54,471	(8,861)	3,484,608
Municipalities	9,970,961	14,829	(83,567)	9,902,223
SBA Pools	1,820,810	—	(41,682)	1,779,128
Asset-Back Security	198,081	—	(81)	198,000
	$40,969,491	$679,257	$(199,871)	$41,448,877

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

At December 31, 2008, a total of four U.S. agencies, one collateralized mortgage obligations and two SBA pools make up the total amount of securities in an unrealized loss position for greater than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due solely to interest rate changes and the Bank has the ability and intent to hold all investment securities with identified impairments resulting from interest rate changes to the earlier of the forecasted recovery or the maturity of the underlying investment security and it is unlikely that the Bank will be required to sell the securities before recovery of their amortized cost.

There were no realized gains or losses on sales of available-for-sale securities during 2009 and 2008, however the Company did recognize a gain of $132,192 for the nine months ended September 30, 2009 on certain available-for-sale securities that were partially called. There were no other sales of available-for-sale securities during 2009 and 2008.

Securities carried at $40,699,006 and $30,117,814 at September 30, 2009 and December 31, 2008, respectively, were pledged to secure deposits of public funds.

OAK VALLEY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – LOANS

Loan totals were as follows:

	SEPTEMBER 30,	DECEMBER 31,
	2009	2008
Loans
Commercial real estate	$281,214,733	$268,741,826
Commercial	38,776,179	37,302,286
Real estate construction	55,926,032	73,321,446
Agriculture	27,395,078	25,916,928
Residential real estate and consumer	22,061,847	22,894,644

Total loans	425,373,869	428,177,130

Less:
Deferred loan fees and costs, net	(855,415)	(1,034,723)
Allowance for loan losses	(6,396,367)	(5,569,496)

Net loans	$418,122,087	$421,572,911

Changes in the allowance for loan losses were as follows:

	SEPTEMBER 30,	DECEMBER 31,
	2009	2008

Balance, beginning of year	$5,569,496	$4,506,753
Provision charged to operations	4,962,012	2,188,139
Loans charged off	(4,138,994)	(1,114,534)
Loan recoveries	3,853	4,746
Reclassification of reserve related to off-balance-sheet commitments	—	(15,608)

Balance, end of period	$6,396,367	$5,569,496

Effective July 1, 2008, the expense associated with the allowance for off-balance-sheet commitments is recorded separately as a component of other expenses.  In 2008, the $15,608 reclassification from the allowance for loan losses to other liabilities is a non-recurring adjustment.

The total recorded investment in impaired loans at September 30, 2009, was $8,913,581 which had a loan loss reserve of $690,252.  The total recorded investment in impaired loans at December 31, 2008, was $4,078,765 which had a loan loss reserve of $768,719.  No interest income was recognized on impaired loans, while considered impaired during 2009 and 2008.  As of September 30, 2009, we had undisbursed funding commitments on three impaired loans to one borrower totaling $1,107,409 with maturity dates of April 2010, May 2010 and October 2010.

OAK VALLEY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – OTHER REAL ESTATE OWNED

As of September 30, 2009, seven loans with outstanding balances of $1,990,782 were reclassified to other real estate owned.

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

NOTE 6 - OTHER POST-RETIREMENT BENEFIT PLANS

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

The combined cash surrender value of all Bank-owned life insurance policies recorded in other assets on the balance sheet was $10,361,219 and $9,859,234 at September 30, 2009 and December 31, 2008, respectively.

NOTE 7 – FINANCIAL INSTRUMENTS

Fair values of financial instruments — The financial statements include various estimated fair value information as of September 30, 2009 and December 31, 2008. Such information, which pertains to the Bank’s financial instruments, does not purport to represent the aggregate net fair value of the Bank. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change. The following methods and assumptions are used by the Bank.

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

The estimated fair values of the Bank’s financial instruments at September 30, 2009 are as follows:

		Estimated
	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents	$15,091,446	$15,091,446
Securities available for sale	53,564,662	53,564,662
Loans	425,373,869	435,832,855
Accrued interest receivable	1,772,696	1,772,696

Financial liabilities:
Deposits	(431,532,833)	(429,414,632)
FHLB advance	(27,000,000)	(27,247,807)
Accrued interest payable	(456,072)	(456,072)

Off-balance-sheet assets (liabilities):

Commitments and standby letters of credit		(642,114)

The estimated fair values of the Bank’s financial instruments at December 31, 2008 are as follows:

		Estimated
	Carrying	Fair
	Amount	Value
Financial assets:

Cash and cash equivalents	$9,837,860	$9,837,860
Securities available for sale	41,448,877	41,448,877
Loans	428,177,130	429,344,847
Accrued interest receivable	1,886,359	1,886,359

Financial liabilities:

Deposits	(378,248,467)	(378,041,128)
FHLB advance	(69,000,000)	(69,103,323)
Accrued interest payable	(763,117)	(763,117)

Off-balance-sheet assets (liabilities):

Commitments and standby letters of credit		(630,751)

OAK VALLEY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2009 Using
	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets and liabilities measured on a recurring basis:
Available-for-sale securities	$53,564,662	$—	$53,564,662	$—

Assets and liabilities measured on a non-recurring basis:
Impaired Loans	$8,223,329	$—	$—	$8,223,329
Other real estate owned	$1,990,782	$—	$—	$1,990,782

The fair value of securities available for sale equals quoted market price, if available.  If quoted market prices are not available, fair value is determined using quoted market prices for similar securities.  Changes in fair market value are recorded in other comprehensive income net of tax.

The fair value measurement applies to impaired loans, which includes impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.  At September 30, 2009, impaired loans had a principal balance of $8,913,581, with a valuation allowance of $690,252.  Upon being classified as impaired, charge offs were taken to reduce the balance of each loan to an estimate of the collateral fair market value less cost to dispose. This estimate was a level 3 valuation.  There was no direct impact on the income statement.  The charge-offs were recorded as a debit to the allowance for loan losses.

Fair value of other real estate owned is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the property.  Total fair market value at September 30, 2009 was $1,990,782 which was a level 3 valuation.  There is a direct impact to the income statement as any market value write downs are charged directly to operating expenses.  The Bank is required by internal bank policies to order real estate appraisals on OREO properties every six months.  In addition, management evaluates the book values on a quarterly basis for reasonableness and makes fair value adjustments as necessary.

OAK VALLEY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – EARNINGS (LOSS) PER SHARE

Earnings per share (EPS) is calculated based on the weighted average common shares outstanding during the period.  Basic EPS excludes dilution and is calculated by dividing net income available to common shareholders by the weighted average common shares outstanding.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

	THREE MONTHS ENDED
	SEPTEMBER 30,
In thousands (except share and per share amounts)	2009	2008
BASIC EARNINGS PER SHARE

Net income available to common shareholders	$668,740	$549,396
Weighted average shares outstanding	7,668,891	7,658,252
Net income per common share	$0.09	$0.07

DILUTED EARNINGS PER SHARE

Net income available to common shareholders	$668,740	$549,396
Weighted average shares outstanding	7,668,891	7,658,252
Effect of dilutive stock options	25,167	84,839
Weighted average shares of common stock and common stock equivalents	7,694,058	7,743,091
Net income per diluted common share	$0.09	$0.07

	NINE MONTHS ENDED
	SEPTEMBER 30,
In thousands (except share and per share amounts)	2009	2008
BASIC EARNINGS PER SHARE

Net income available to common shareholders	$633,165	$1,877,930
Weighted average shares outstanding	7,664,075	7,636,687
Net income per common share	$0.08	$0.25

DILUTED EARNINGS PER SHARE

Net income available to common shareholders	$633,165	$1,877,930
Weighted average shares outstanding	7,664,075	7,636,687
Effect of dilutive stock options	28,035	100,363
Weighted average shares of common stock and common stock equivalents	7,692,110	7,737,050
Net income per diluted common share	$0.08	$0.24

During the three and nine month periods ended September 30, 2009,  anti-dilutive weighted average options to purchase 240,187 and 241,888 shares of common stock, respectively, with prices ranging from $4.58 to $15.67 were outstanding.   Anti-dilutive weighted average options of 260,304 and 244,728 were outstanding during the same three and nine month periods of 2008, respectively, with prices ranging from $7.00 to $15.67.  These options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. These options begin to expire in 2013.

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

The second phase involves the segmenting of the remainder of the risk rated loan portfolio into groups or pools of loans, together with loans with similar characteristics, for evaluation. We determine the calculated loss ratio to each loan pool based on its historical net losses and benchmark it against the levels of other peer banks.

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

The Bank offers a complement of business checking and savings accounts for its business customers.  The Bank also offers commercial and real estate loans, as well as lines of credit.  Real estate loans are generally of a short-term nature for both residential and commercial purposes.  Longer-term real estate loans are generally made with adjustable interest rates and contain normal provisions for acceleration.  The Bank introduced a mortgage-lending program, Community Bank Lending Exchange (“CBLX”), at the beginning of 2003.  At September 30, 2009, the Bank has originated $227 million in loans for funding by CBLX.

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

Management believes the following were important factors in the Company’s performance during the quarter and nine month period ended September 30, 2009:

•                  Thanks to our deep roots in the communities that we serve, our focus on customer care and our selectivity in lending, during the first nine months of 2009, our performance has been better than most institutions of our size that compete in our market.  Despite the severity of the recession affecting our primary market areas, we have been able to increase our core deposits to $377.4 million and have posted a year-to-date net income per common share of $0.08.

•                        While recently published economic data indicate that the current downturn may be easing, it is not clear when or at what speed the recession will end. To the extent that the recession continues, it will affect the market areas that we serve and our results accordingly.

•                      The Company recognized net income available to common shareholders of $668,740 and $633,165 for the three and nine month periods ended September 30, 2009 as compared with net income available to common shareholders of $549,396 and $1,877,930 for the same periods in 2008.  The Company recognized net income before preferred stock dividends and accretion of $879,151 and $1,264,398 for the third quarter and nine month period of 2009.  The factors contributing to these results will be discussed below.

•                  The Company recognized $210,411 and $631,233 in the third quarter and nine month period of 2009 associated with the accrual for preferred stock dividends and accretion of the preferred stock discount in connection with the 13,500 shares of

Series A Preferred Stock that the U.S. Treasury purchased from the Company in December 2008 under the TARP Program. So long as such preferred stock remains outstanding, it will pay quarterly cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year.  There was no accrual or accretion recognized in the third quarter and first nine month period of 2008, as the Series A Preferred Stock was issued in December 2008.

•                  The Company has taken significant steps to reduce the risk of loan losses.   In the three and nine month period ended September 30, 2009, the provision for loan losses increased by $323,000 and $3,775,012, respectively, compared to the same periods in 2008.  These increases were mainly due to management’s assessment of the appropriate level for the allowance for loan losses, an increase in the level of non-accrual loans and overall growth in gross loans. The Company continues to monitor its loan portfolio with the objective of avoiding defaults or write-downs.  Despite these actions, the possibility of additional losses can not be eliminated, but the Board of Directors and all employees continue to work hard to make the best of these continuing challenging conditions.

•                      Net interest income increased $728,074 or 13.8% and $2,382,153 or 15.7% for the three and nine month periods ended September 30, 2009, respectively, compared to the same periods in 2008.  This increase was primarily due to the net interest margin increase of 30 and 25 basis points and increases in average earning assets of $38.1 million and $50.3 million for the three and nine month periods ended September 30, 2009, respectively, as compared to the same periods of 2008.  The net interest margin increase is attributable primarily to liabilities repricing faster than assets in the declining rate environment as described in further detail below.

•                      For the three and nine month periods ended September 30, 2009, non-interest income increased by $143,164 or 22.6% and $102,898 or 5.4% from the same periods in 2008, respectively.  The increase was primarily due to an increase in investment service fee income and the gain on called securities, which was partially offset by a decrease in NSF fee income as described below.

•                      Non-interest expense increased by $209,377 or 4.6% and $316,122 or 2.4% for the three and nine month periods ended September 30, 2009, respectively, as compared to the same periods in 2008, primarily due to write downs of OREO property values which was offset by decreases in salaries and benefits as described below.

•                      Total assets increased $13.0 million or 2.6% from December 31, 2008.  Total net loans decreased by $3.5 million or 0.8% and investment securities increased by $12.1 million or 29.2% from December 31, 2008 to September 30, 2009, while deposits increased by $53.3 million or 14.1%.

Income Summary

For the three and nine month periods ended September 30, 2009, the Company recorded net income available to common shareholders of $668,740 and $633,165, an increase of $119,344 for the quarter and a decrease of $1,244,765 for the nine month period of 2009, as compared to the $549,396 and $1,877,930 for the same periods in 2008.  Return on average assets (annualized) was 0.67% and 0.32% for the third quarter and nine month period of 2009, respectively, as compared with 0.45% and 0.53% for the same periods in 2008.  Annualized return on average common equity was 5.73% and 1.85% for the third quarter and nine month period of 2009, respectively, as compared with 4.91% and 5.71% for the same periods of 2008.

Net income before provisions for income taxes and preferred stock dividends and accretion was up $338,861 for the third quarter and down $1,606,083 for the nine month period of 2009 from the comparable 2008 periods.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary

(In thousands)

	Effect on Pre-Tax	Effect on Pre-Tax
	Income	Income
	Increase (Decrease)	Increase (Decrease)
	Three Months	Nine Months
Change from 2008 to 2009 in:
Net interest income	$728,074	$2,382,153
Provision for loan losses	(323,000)	(3,775,012)
Non-interest income	143,164	102,898
Non-interest expense	(209,377)	(316,122)
Change in income before income taxes	$338,861	$(1,606,083)

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Bank’s operating income.  For the three and nine month periods ended September 30, 2009, net interest income was $6.02 million and $17.56 million, respectively, which represented an increase of $728,074 or 13.8% and $2,382,153 or 15.7%, respectively, from the comparable periods in 2008.

The net interest margin (net interest income as a percentage of average interest earning assets) was 5.06% and 4.96% for the three and nine month periods ended September 30, 2009, an increase of 30 and 25 basis points as compared to the same periods in 2008.  The increase in the net interest margin in 2009 was primarily attributable to the impact that the decline in market interest rates had on our liability sensitive balance sheet which caused interest-bearing liabilities to decrease faster than the yields on earning assets.  The compression of the yield on interest earning assets was lessened due to a portion of our loan portfolio that was at the contractual rate floors.  In addition, yield on investments increased by 102 and 108 basis points for the three and nine month periods ended September 30, 2009, respectively, as a result of approximately $12.5 million in municipal securities purchased in the fourth quarter of 2008 and first quarter 2009 and the related fully taxable equivalent benefit.

The following tables shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three and nine month periods ended September 30, 2009 and 2008:

Net Interest Analysis

(Dollars in thousands)

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Average Balance	Interest Inc / Exp	Avg Rate/ Yield	Average Balance	Interest Inc / Exp	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$423,947	$6,751	6.32%	$408,476	$7,047	6.84%
Investment securities (2)	51,811	777	5.95%	33,475	416	4.93%
Federal funds sold	2,095	1	0.25%	877	4	1.93%
Interest-earning deposits	3,347	2	0.23%	242	1	0.93%
Total interest-earning assets	481,200	7,531	6.21%	443,070	7,468	6.69%
Total noninterest earning assets	40,084			39,090
Total Assets	521,284			482,160
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	191,740	630	1.30%	153,260	927	2.40%
NOW deposits	58,643	70	0.47%	54,711	102	0.74%
Savings deposits	13,362	20	0.58%	15,225	47	1.23%
Time certificates of deposit $100,000 or more	47,678	264	2.19%	33,177	280	3.34%
Other time deposits	52,821	263	1.97%	43,696	346	3.14%
Other borrowings	31,752	153	1.91%	73,900	456	2.45%
Total interest-bearing liabilities	395,996	1,400	1.40%	373,969	2,158	2.29%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	62,498			60,846
Other liabilities	3,020			2,999
Total noninterest-bearing liabilities	65,518			63,845
Shareholders’ equity	59,770			44,346
Total liabilities and shareholders’ equity	$521,284			$482,160
Net interest income		$6,131			$5,310
Net interest spread (3)			4.81%			4.40%
Net interest margin (4)			5.06%			4.76%

(1)  Loan fees have been included in the calculation of interest income.

(2) Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

	Nine months ended September 30, 2009			Nine months ended September 30, 2008
	Average Balance	Interest Income / Expense	Avg Rate/ Yield	Average Balance	Interest Income / Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$427,513	$20,081	6.28%	$396,583	$20,771	6.98%
Investment securities (2)	50,422	2,249	5.96%	33,964	1,244	4.88%
Federal funds sold	1,661	3	0.24%	780	14	2.36%
Interest-earning deposits	2,201	4	0.22%	146	2	1.45%
Total interest-earning assets	481,797	22,337	6.20%	431,473	22,031	6.80%
Total noninterest earning assets	38,626			36,287
Total Assets	520,423			467,760
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	176,878	1,910	1.44%	145,810	2,748	2.51%
NOW deposits	56,654	215	0.51%	54,994	298	0.72%
Savings deposits	14,003	86	0.83%	16,313	227	1.85%
Time certificates of deposit $100,000 or more	46,598	850	2.44%	39,418	1,166	3.94%
Other time deposits	53,081	858	2.16%	42,209	1,130	3.57%
Other borrowings	49,123	540	1.47%	60,551	1,222	2.69%
Total interest-bearing liabilities	396,337	4,459	1.50%	359,295	6,791	2.52%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	61,776			61,556
Other liabilities	2,954			3,127
Total noninterest-bearing liabilities	64,730			64,683
Shareholders’ equity	59,356			43,782
Total liabilities and shareholders’ equity	$520,423			$467,760
Net interest income		$17,878			$15,240
Net interest spread (3)			4.69%			4.28%
Net interest margin (4)			4.96%			4.71%

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

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three and nine month periods ended September 30, 2009 and 2008.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

(In thousands)

	For the Three Months Ended September 30,
	2009 vs 2008
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1)	$267	$(563)	$(296)
Investment securities	228	134	362
Federal funds sold	6	(9)	(3)
Interest-earning deposits	7	(6)	1
Total interest income	$508	$(444)	$64

Interest expense:
Money market deposits	233	(529)	(296)
NOW deposits	7	(40)	(33)
Savings deposits	(6)	(22)	(28)
Time CD $100K or more	122	(138)	(16)
Other time deposits	72	(155)	(83)
Other borrowings	(260)	(41)	(301)
Total interest expense	$169	$(925)	$(757)

Change in net interest income	$340	$481	$821

	For the Nine Months Ended September 30,
	2009 vs 2008
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1)	$1,620	$(2,310)	$(690)
Investment securities	603	402	1,005
Federal funds sold	16	(27)	(11)
Interest-earning deposits	22	(20)	2
Total interest income	$2,261	$(1,955)	$306

Interest expense:
Money market deposits	585	(1,423)	(838)
NOW deposits	9	(93)	(84)
Savings deposits	(32)	(108)	(140)
Time CD $100K or more	212	(529)	(317)
Other time deposits	291	(563)	(272)
Other borrowings	(231)	(449)	(680)
Total interest expense	$834	$(3,165)	$(2,331)

Change in net interest income	$1,427	$1,210	$2,637

(1)  Loan fees have been included in the calculation of interest income.

The table above reflects the market interest rate decline has impacted liabilities slightly more than assets as indicated by the increase of $1,210,000 in net interest income due to the rate change for the nine month period of 2009.  The increased loan volume and the overall change in mix of deposit balances contributed an increase of $1,427,000 to net interest income.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from the sale of loans and investment service fee income.  For the three and nine month periods ended September 30, 2009, non-interest income was $777,636 and $2,023,322, an increase of $143,164 or 22.6% and $102,898 or 5.4%, respectively, compared to the same periods in 2008.

The following table shows the major components of non-interest income:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2009	2008	$ change	% change	2009	2008	$ change	% change
Service charges on deposits	$300,282	$337,264	$(36,982)	(11.0)%	$875,229	$984,556	$(109,327)	(11.1)%
Earnings on cash surrender value of life insurance	101,057	99,241	1,816	1.8%	303,170	279,759	23,411	8.4%
Mortgage commissions	38,143	23,410	14,733	62.9%	127,160	94,859	32,301	34.1%
Other income	338,154	174,557	163,597	93.7%	717,763	561,250	156,513	27.9%
Total non-interest income	$777,636	$634,472	$143,164	22.6%	$2,023,322	$1,920,424	$102,898	5.4%

The increase to total non-interest income is due in part to the gain on called securities of $77,811 and $132,192, respectively, compared to no gains recorded in 2008 and increased investment service fee income of $49,059 and $19,613, respectively, for the three and nine month periods ended September 30, 2009 compared to the same periods in 2008. Gain on called securities and investment service fee income is included in the “other income” line item in the above table.  Offsetting these increases was a decrease to service charges on deposits of $36,982 or 11.0% and $109,327 or 11.1% in the three and nine month periods ended September 30, 2009, respectively, as compared to the same periods in 2008.  The Bank continues to expand its offerings to the consumer and business depositor.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following table shows the major components of non-interest expenses:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2009	2008	$ change	% change	2009	2008	$ change	% change
Salaries and employee benefits	$1,974,022	$2,319,467	$(345,445)	(14.9)%	$5,889,247	$7,200,869	$(1,311,622)	(18.2)%
Occupancy expenses	658,928	675,728	(16,800)	(2.5)%	2,031,844	2,015,674	16,170	0.8%
Data processing fees	220,181	193,009	27,172	14.1%	672,597	562,007	110,590	19.7%
OREO expenses	915,623	485,292	430,331	88.7%	1,974,375	936,370	1,038,005	110.9%
Assessments (FDIC & DFI)	230,269	87,160	143,109	164.2%	667,355	259,056	408,299	157.6%
Other operating expenses	745,563	774,553	(28,990)	(3.7)%	2,234,073	2,179,393	54,680	2.5%
Total non-interest expense	$4,744,586	$4,535,209	$209,377	4.6%	$13,469,491	$13,153,369	$16,122	2.4%

Non-interest expenses increased by $209,377 or 4.6% and $316,122 or 2.4% for the three and nine months ended September 30, 2009, respectively, as compared to the same periods of 2008.  Salaries and employee benefits decreased $345,445 and $1,311,622 for the three and nine months ended September 30, 2009, respectively, as compared to the same periods of 2008 as a result of a reduction in full time equivalent employees in effort to improve operating efficiency and an increase in deferred loan costs.  Data processing fees increased by $27,172 and $110,590 for the three and nine month periods 2009, respectively, compared to the same periods of 2008, as a result of an increased number of transaction accounts.  FDIC and DFI assessments increased by $143,109 and $408,299, respectively, compared to the same three and nine month periods of 2008.  OREO expenses were $915,623 and $1,974,375 in the third quarter and nine month period of 2009, respectively, compared to $485,292 and $936,370 for the comparable periods of 2008.  These expenses resulted from various overhead costs and market value write downs associated with the five properties classified as other real estate owned.

Management anticipates that noninterest expense will continue to increase as we continue to grow.  However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Income Taxes

Provision for income taxes for the third quarter of 2009 was $248,701, an increase of $9,106 or 3.8% compared to the same period of 2008.  The company recorded a tax benefit of $109,401 for the nine months ended September 30, 2009, a decrease in expense of $992,551 or 112.4% from the same period in 2008.  The tax provision and tax benefit recognized in the respective periods of 2009 are disproportional compared to pre-tax income assuming marginal tax rates or historical effective tax rates are applied to pre-tax income.  This is primarily due to tax credits from California Enterprise Zones and low income housing projects as well as tax free-income on loans within these enterprise zones and municipal securities and loans that comprise a larger proportion of pre-tax income in 2009 as compared to 2008.  Certain tax credits and deductions are recognized by the Company regardless of the amount of pre-tax income or loss, which further increases the tax benefit and exaggerates the effective tax rates.

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

Non-accrual loans totaled $8.9 million at September 30, 2009, as compared to $4.1 million at December 31, 2008.  The non-accrual loans as of September 30, 2009 are loans made to five borrowers for purposes of real estate construction and commercial real estate.

OREO totaled $2.0 million as of September 30, 2009 and consists of five properties that were acquired through foreclosure including residential land lots and a commercial real estate property.

The following table presents information about the Company’s non-performing loans, including asset quality ratios as of September 30, 2009 and December 31, 2008:

Non-Performing Assets

(in thousands)

	September 30,	December 31,
	2009	2008
Loans in nonaccrual status	$8,914	$4,078
Loans past due 90 days or more and accruing	—	643
Restructured loans	—	—
Total nonperforming loans	8,914	4,721
Other real estate owned	1,991	2,746
Total nonperforming assets	$10,905	$7,467

Allowance for loan losses	$6,396	$5,569

Asset quality ratios:
Non-performing assets to total assets	2.09%	1.47%
Non-performing loans to total loans	2.10%	1.10%
Allowance for loan losses to total loans	1.50%	1.30%
Allowance for loan losses to total non-performing loans	71.76%	117.96%

Allowance for Loan and Lease Losses (“ALLL”)

In anticipation of credit risk inherent in our lending business, we routinely set aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges made for the outstanding loan portfolio have been  credited to the allowance for loan losses, whereas charges for off-balance sheet items have been  credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Bank recorded loan loss provisions of $925,000 and $4,962,012 for the three and nine month periods in 2009, respectively, which represented a $323,000 and $3,775,012 increase from the provisions recorded in the same periods of 2008.

The allowance for loan losses increased by 14.8%, or $826,871, to $6.39 million at September 30, 2009, as compared with $5.57 million at December 31, 2008.  The Bank recognized the increase in the allowance for loan losses during the first nine months of the year due to the loan loss provision of $4.96 million which was offset by net loan charge-offs.  The weak business climate adversely impacted the financial conditions of certain Bank clients in addition to decreases in collateral values which resulted in net loan charge-offs of $4.14 million for the first nine months of 2009, compared to $1.03 million for the first nine months of 2008. The increase to the allowance for loan losses combined with a slight decrease in our loan portfolio resulted in an increase to the allowance for loan losses as a percentage of total loans to 1.50% at September 30, 2009, as compared to 1.30% at December 31, 2008.

Management reviews these conditions with our senior credit officers. To the extent that any of these conditions may be attributed to a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions may not be attributed to a specific, identifiable problem credit or portfolio segment as of the evaluation date, management’s evaluation of the inherent loss related to such condition is reflected in the unallocated allowance. Although management has allocated a portion of the allowance to specific loan categories, the adequacy of the allowance is considered in its entirety as appropriate from time to time.

The following table provides an analysis of the changes in the ALLL for the nine month periods ended September 30, 2009 and 2008:

Allowance for Loan and Lease Losses

(dollars in thousands)

	Nine Months Ended
	September 30,
	2009	2008
Balance at beginning of period	$5,569	$4,507
Provision for loan losses	4,962	1,187
Loans charged off	(4,139)	(1,032)
Recoveries of previous charge-offs	4	4
Net charge-offs	(4,135)	(1,028)
Reclassification of reserve related to off-balance-sheet commitments	0	(16)
Balance at end of period	$6,396	$4,650

Allowance for loan losses to total loans	1.50%	1.12%
Net charge-offs to average loans (annualized)	1.29%	0.35%
Provision for loan losses to average loans (annualized)	1.55%	0.40%

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

Although management believes the allowance at September 30, 2009 was adequate to absorb probable losses from any known and inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect our service areas or other variables will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

The Bank holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of September 30, 2009, and December 31, 2008, we had $15.1 million and $9.8 million, respectively, in cash and cash equivalents.

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

Deposits

Total deposits at September 30, 2009 were $431.5 million, a $53.3 million or 14.1% increase from the deposit total of $378.2 million at December 31, 2008.  Average deposits increased $48.7 million to $409.0 million for the nine month period ended September 30, 2009 as compared to the same period in 2008. We attracted deposits due to the safety and soundness of the Bank and our focus on customer service.

Deposits

(in thousands)

	September 30,	December 31,	Nine months change
	2009	2008	$	%

Demand	$61,196	$64,277	$(3,081)	(4.8)%
NOW	61,549	53,485	8,064	15.1%
MMDA	199,640	157,351	42,289	26.9%
Savings	13,399	12,532	867	6.9%
Time < 100K	40,857	46,563	(5,706)	(12.3)%
Time > $100K	54,892	44,040	10,852	24.6%
	$431,533	$378,248	$53,285	14.1%

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Five of our clients carry deposit balances of more than 1% of our total deposits, none of which had a deposit balance of more than 3% of total deposits at September 30, 2009.

Since our deposit growth strategy emphasizes core deposit growth we have avoided relying on brokered deposits as a consistent source of funds.  The only brokered deposits the Bank holds are from CDARS, a certificate of deposit program that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer.  The Bank had $9.2 million in brokered deposits as of September 30, 2009 as compared to $10.5 million at December 31, 2008.

Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. Our outstanding FHLB advances decreased by $42.0 million at September 30, 2009 to $27.0 million, compared to $69.0 million at December 31, 2008 due to the increase in deposits. See “Liquidity Management” below for the details on the FHLB borrowings program.

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

The following table shows the Oak Valley Community Bank’s and Oak Valley Bancorp’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at September 30, 2009 and December 31, 2008:

Oak Valley Community Bank Capital Ratios —

(dollars in thousands)

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009:
Total Capital (to Risk-Weighted Assets)	$64,253	13.3%	$48,180	10%	$38,544	8%
Tier 1 Capital (to Risk-Weighted Assets)	$58,211	12.1%	$28,908	6%	$19,272	4%
Tier 1 Capital (to Average Assets)	$58,211	11.2%	$26,058	5%	$20,846	4%

As of December 31, 2008:
Total Capital (to Risk-Weighted Assets)	$63,379	13.3%	$47,758	10%	$38,206	8%
Tier 1 Capital (to Risk-Weighted Assets)	$57,635	12.1%	$28,655	6%	$19,103	4%
Tier 1 Capital (to Average Assets)	$57,635	11.8%	$24,492	5%	$19,593	4%

Oak Valley Bancorp Capital Ratios —

(dollars in thousands)

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009
Total Capital (to Risk-Weighted Assets)	$64,470	13.4%	N/A	N/A	$38,555	8%
Tier 1 Capital (to Risk-Weighted Assets)	$58,426	12.1%	N/A	N/A	$19,277	4%
Tier 1 Capital (to Average Assets)	$58,426	11.2%	N/A	N/A	$20,851	4%

As of December 31, 2008:
Total Capital (to Risk-Weighted Assets)	$63,440	13.3%	N/A	N/A	$38,211	8%
Tier 1 Capital (to Risk-Weighted Assets)	$57,696	12.1%	N/A	N/A	$19,106	4%
Tier 1 Capital (to Average Assets)	$57,696	11.8%	N/A	N/A	$19,594	4%

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

Maintenance of adequate liquidity requires that sufficient resources be available at all time to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. We obtain funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings.  Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common and preferred stockholders. Our liquid assets at September 30, 2009 were $76.0 million compared to $60.9 million at December 31, 2008.  Our liquidity level measured as the percentage of liquid assets to total assets was 14.5% and 12.0% at September 30, 2009 and December 31, 2008, respectively. We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of September 30, 2009, our borrowing capacity from the FHLB was approximately $119.9 million and the outstanding balance was $27.0 million, or approximately 22.5% of our borrowing capacity. We also maintain 2 lines of credit with correspondent banks to purchase up to $20 million in federal funds, for which there were no advances as of September 30, 2009.

Off-Balance-Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of September 30, 2009 and December 31, 2008, we had commitments to extend credit of $64.2 million and $63.1 million, respectively, which includes obligations under letters of credit of $2.3 million and $3.5 million, respectively.

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

PART II - OTHER INFORMATION

Item 1.                                                                               Legal  Proceedings

There are no pending, or to management’s knowledge, any threatened, material legal proceedings to which we are a defendant, or to which any of our properties are subject.  There are no material legal proceedings to which any director, any nominee for election as a director, any executive officer, or any associate of any such director, nominee or officer is a party adverse to us.

Item 1A.                                                                      Risk Factors

Not applicable.

Item 2.                                                                               Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of our equity securities during the three months ended September 30, 2009.

Item 3.                                                                               Defaults Upon Senior Securities

None.

Item 4.                                                                               Submission of Matters to a Vote of Security Holders

None

Item 5.                                                                               Other Information

None.

Item 6.                                                                               Exhibits

The  following exhibits are filed as part of this report or hereby incorporated by reference to filings previously made with the SEC:

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-12B filed with the Securities and Exchange Commission on July 31, 2008).
3.2

First Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10-12B filed with the Securities and Exchange Commission on July 31, 2008).

3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10-12B filed with the Securities and Exchange Commission on July 31, 2008).
3.4

Certificate of Amendment of Bylaws (incorporated by reference to Exhibit 3.5 to the Company’s Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on January 14, 2009).

4.1

Certificate of Determination filed with the California Secretary of State for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on January 14, 2009).

4.2

Warrant to Purchase Common Stock dated December 5, 2008 (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on January 14, 2009).

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oak Valley Bancorp
Date: November 13, 2009	By:	/s/ RICHARD A. MCCARTY
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