Form 10-K
period 2009-12-31
Oak Valley Bancorp
filed 2010-03-31
CIK 1431567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes  ☒                                          No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  ☐                                          No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of December 31, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $29,086,764 based on the closing price.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	Outstanding at March 25, 2010
[Common Stock, No par value per share]	7,681,877 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
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

Oak Valley Bancorp is authorized to issue 50,000,000 shares of common stock, without par value, of which 7,681,877 are issued and outstanding, and 10,000,000 shares of preferred stock, without par value, of which 13,500 Series A preferred stock shares are issued and outstanding.

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

The Bank offers a complement of business checking and savings accounts for its business customers.  The Bank also offers commercial and real estate loans, as well as lines of credit.  Real estate loans are generally of a short-term nature for both residential and commercial purposes.  Longer-term real estate loans are generally made with adjustable interest rates and contain normal provisions for acceleration.  The Bank also offers traditional residential mortgages through a partner financial institution under Community Bank Lending Exchange (“CBLX”).

The Bank also offers other services for both individuals and businesses including online banking, remote deposit capture, merchant services, night depository, extended hours, wire transfer of funds, note collection, and automated teller machines in a national network.  The Bank does not currently offer international banking or trust services although the Bank may make such services available to the Bank’s customers through financial institutions with which the Bank has correspondent banking relationships.  The Bank does not offer stock transfer services nor does it directly issue credit cards.

Expansion

Branch Expansion.    Over the past few years, our network of branches and loan production offices have been expanded geographically. As of December 31, 2009, we maintained twelve full-service branch offices (in addition to our main office). Beginning in October 1995, we started our geographic expansion outside of Oakdale, by opening a Loan Production Office in Sonora, California. We subsequently opened a branch in Sonora and branches in Modesto.  In September 2000, we expanded into the Eastern Sierra, opening a branch in Bridgeport, California under the name Eastern Sierra Community Bank.  Since that time we have added branches in Mammoth Lakes and Bishop. During 2005 and through the first part of 2006, we aggressively increased our presence in the Central Valley, by opening branches.  In March 2007, our corporate headquarters expanded by adding an adjacent historical building located in downtown Oakdale to its complex.  We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as our needs and resources permit.

Bank Holding Company Reorganization.    Effective July 3, 2008, we entered into a bank holding company reorganization, whereby each of the Bank’s outstanding shares of common stock converted into an equal number of shares of common stock in Oak Valley Bancorp, which currently owns the Bank as its wholly-owned subsidiary. Management believes that operating the Bank within a holding company structure provides, among other things, greater operating flexibility than operating as a bank; facilitates the acquisition of related businesses as opportunities arise; improve the Bank’s ability to diversify; enhances the Bank’s ability to remain competitive in the future with other companies in the financial services industry that are organized in a holding company structure; and improve the Bank’s ability to raise capital to support growth.  The reorganization was approved by the vote of the majority of the issued and outstanding shares of common stock.

Business Segments

We operate in two primary business segments: Retail Banking and Commercial Banking.  We determine operating results of each segment based on an internal management system that allocates certain expenses to each segment.  These segments are described in additional detail below:

Retail Banking.    The Bank offers a range of checking and savings accounts, including NOW accounts, money market accounts, overdraft protection, health savings accounts, certificates of deposit, and Individual Retirement Accounts (“IRA”).  To satisfy the lending needs of individuals in its service area, the Bank offers real estate and home equity financing, as well as consumer, automobile, and home improvement loans.

Commercial Banking.    The Bank offers a range of deposit and lending services to business customers.  More specifically, the Bank offers a variety of commercial loans for virtually any business, professional, or agricultural need. These include short-term working capital, operating lines of credit, equipment purchases, leasehold improvements, construction, commercial real estate acquisitions or refinancing.  Currently, virtually all of the Bank’s business relationships are with customers located in the San Joaquin, Stanislaus, Tuolumne, Inyo and Mono Counties.

Primary Market Area

We conduct business from our main office in Oakdale, a city of approximately 19,300 located in Stanislaus County, California. Oakdale is approximately 15 miles from Modesto and sits at the foothills of the Sierra Nevada Mountains, at the edge of the California Central Valley agricultural area.  Through our branches, we serve customers in the Central Valley, from Fresno to Sacramento, and in foothill locations. We also reach into the Highway 395 corridor in the Eastern Sierras and in the towns of Bishop, Mammoth and Bridgeport.  Approximately 88% of our loans and 84% of our deposits are generated from the Central Valley.  The Central Valley area includes Stanislaus, San Joaquin and Tuolumne counties and has a total population of over 3 million.

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

At December  31, 2009, our authorized legal lending limits were $9.7 million for unsecured loans plus an additional $16.2 million for specific secured loans. Legal lending limits are calculated in conformance with California law, which prohibits a bank from lending to any one individual or entity or its related interests an aggregate amount which exceeds 15% of primary capital plus the allowance for loan losses on an unsecured basis, plus an additional 10% on a secured basis. Our primary capital plus allowance for loan losses at December 31, 2009 totaled $67.7 million.

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

Real Estate Loans.    We offer commercial real estate loans to finance the acquisition of new or the refinancing of existing commercial properties, such as shopping centers, office buildings, industrial buildings, warehouses, hotels, automotive industry facilities and multiple dwellings. At December 31, 2009, real estate loans constituted 84% of our loan portfolio, of which 67% were commercial loans.

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

As of December 31, 2009, the aggregate loan-to-value of the entire commercial real estate portfolio was 54.9%.  Historical data suggests that the Bank continues to maintain strong LTV, which has served as a cushion against precipitous reductions in real estate values.  Non-owner occupied real estate comprises 46.0% of the Bank’s total commitments, as of December 31, 2009.  The loan-to-value on the non-owner occupied segment was 51.2%, as of December 31, 2009.  The highest concentration by product type is retail, which comprised 19.2% of total CRE loan commitments outstanding, as of December 31, 2009.  Our portfolio diversity in terms of both product types and geographic distribution, combined with strong debt coverage ratios, a low aggregate loan-to-value and a high percentage of owner-occupied properties, significantly mitigate the risks associated with excessive commercial real estate concentration. These elements contribute strength to our overall real estate portfolio despite the current weakness in the real estate market.

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

Commercial term loans are typically made to finance the acquisition of fixed assets, refinance short-term debts or to finance the purchase of businesses. Commercial term loans generally have terms from one to five years. They may be collateralized by the asset being acquired or other available assets and bear interest rates, which either floats with the Bank’s base rate, prime rate, LIBOR or another established index or is fixed for the term of the loan.

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

Deposit Activities and Other Sources of Funds

Our primary sources of funds are deposits and loan repayments. Scheduled loan repayments are a relatively stable source of funds, whereas deposit inflows, outflows and unscheduled loan prepayments (which are influenced significantly by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors) are not as stable. Customer deposits also remain a primary source of funds, but these balances may be influenced by adverse market changes in the industry. We may resort to other borrowings, on an as needed basis, as follows:

• on a short-term basis to compensate for reductions in deposit inflows at less than projected levels, and

• on a longer-term basis to support expanded lending activities and to match the maturity of repricing intervals of assets.

We offer a variety of accounts for depositors, which are designed to attract both short-term and long-term deposits. These accounts include certificates of deposit, or “CDs”, regular savings accounts, money market accounts, checking and negotiable order of withdrawal, or “NOW”, accounts, savings accounts, health savings accounts and individual retirement accounts, or “IRAs”. These accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. As needs arise, we augment these customer deposits with brokered deposits. The more significant deposit accounts offered by us are described below:

Certificates of Deposit.    We offer several types of CDs with a maximum maturity of five years.  The substantial majority of our CDs have a maturity of one to twelve months and pay compounded interest typically credited monthly or at maturity.

Regular Savings Accounts.    We offer savings accounts that allow for unlimited ATM and in-branch deposits and withdrawals. Interest is compounded daily and paid monthly.

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

As a member of the Federal Home Loan Bank system, we are required to invest in Federal Home Loan Bank stock based on a predetermined formula. Federal Home Loan Bank stock is a restricted investment security that can only be sold to other Federal Home Loan Bank members or redeemed by the Federal Home Loan Bank. As of December 31, 2009, we owned $3,803,700 in FHLB stock.

Advances from the Federal Home Loan Bank are typically secured by our entire real estate loan portfolio, which includes residential and commercial loans.  At December 31, 2009, our borrowing limit with the Federal Home Loan Bank was approximately $118 million.

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

Other Services

We also offer ATMs located at branch offices as well as seven other ATMs at various off site locations, and customer access to an ATM network.

Marketing

Our marketing relies principally upon local advertising and promotional activity and upon personal contacts by our directors, officers and shareholders to attract business and to acquaint potential customers with our personalized services. We emphasize a high degree of personalized client service in order to be able to provide for each customer’s banking needs. Our marketing approach emphasizes the advantages of dealing with an independent, locally managed and state chartered bank to meet the particular needs of consumers, professionals and business customers in the community. Our management continually evaluates all of our banking services with regard to their profitability and efforts and makes determinations based on these evaluations whether to continue or modify our business plan, where appropriate.

We do not currently have any plans to develop any new lines of business, which would require a material amount of capital investment on our part.

Competition

Regional Branch Competition.    We consider our primary service area to be composed of the counties of San Joaquin, Stanislaus, Tuolumne, Inyo and Mono Counties.  The banking business in California generally, and in our primary service area, specifically, is competitive with respect to both loans and deposits and is dominated by a relatively small number of major banks which have many offices operating over wide geographic areas.  These include Wells Fargo Bank, Bank of America, JP Morgan Chase Bank and Bank of the West. We compete for deposits and loans principally with these banks, as well as with savings and loan associations, thrift and loan associations, credit unions, mortgage companies, insurance companies, offerors of money market accounts and other lending institutions.

Among the advantages of these institutions is their ability to finance extensive advertising campaigns and to allocate their investment assets to regions of highest yield and demand, their ability to offer certain services, such as international banking and trust services which are not offered directly by the Bank and, the ability by virtue of their greater total capitalization, to have substantially higher lending limits than we do.   In addition, as a result of increased consolidation and the passage of interstate banking legislation there is and will continue to be increased competition among banks, savings and loan associations and credit unions for the deposit and loan business of individuals and businesses.

As of June 30, 2009, our primary service areas contained one hundred seventy-three (173) banking offices, with approximately $10.5 billion in total deposits.  As of June 30, 2009, we had total deposits of approximately $420 million, which represented approximately 4.00% of the total deposits in the Bank’s primary service area.  There can be no assurance that the Bank will maintain its competitive position against current and potential competitors, especially those with greater resources than the Bank.  The deposits of the four (4) largest competing banks averaged approximately $110 million per office as of June 30, 2009.

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

Other Competitive Factors.     The more general competitive trends in the industry include increased consolidation and competition. Strong competitors, other than financial institutions, have entered banking markets with focused products targeted at highly profitable customer segments. Many of these competitors are able to compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services in nearly all significant products areas. Mergers between financial institutions have placed additional pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues to remain competitive. Competition has also intensified due to the federal and state interstate banking laws, which permit banking organizations to expand geographically, and the California market has been particularly attractive to out-of-state institutions. The Financial Modernization Act, which has made it possible for full affiliations to occur between banks and securities firms, insurance companies, and other financial companies, is also expected to intensify competitive conditions.

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

Business Concentration.    No individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. However, approximately 84% of our loan portfolio held for investment at December 31, 2009 consisted of real estate-related loans, including construction loans, miniperm loans, real estate mortgage loans and commercial loans secured by real estate. Moreover, our business activities are currently focused primarily in Central California, with the majority of our business concentrated in San Joaquin, Stanislaus, Tuolumne, Inyo and Mono Counties.  Consequently, our results of operations and financial condition are dependent upon the general trends in the Central California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in Central California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region.

Employees

As of December 31, 2009, we had 124 employees (104 full-time employees and 20 part-time employees). None of our employees are currently represented by a union or covered by a collective bargaining agreement.

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

Government Policies, Legislation, and Regulatory Initiatives

The banking and financial services business in which we engage is highly regulated. Such regulation is intended, among other things, to protect depositors insured by the FDIC and the entire banking system. The commercial banking business is also influenced by the monetary and fiscal policies of the federal government and the policies of the Board of Governors of the Federal Reserve System, also known as the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial intermediaries subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and affects interest rates charged on loans and paid on deposits. Indirectly such actions may also impact the ability of non-bank financial institutions to compete with us. The nature and impact of any future changes in monetary policies cannot be predicted.

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

As a California state-chartered bank whose accounts are insured by the FDIC up to a maximum of $250,000 (as approved on October 10, 2008 by the FDIC through the end of 2009 and later revised on May 20, 2009 to extend the coverage through December 31, 2013), the Bank is subject to regulation, supervision and regular examination by the California Department of Financial Institutions and the Federal Reserve Bank (FRB). As a member of the Federal Reserve System, we are subject to certain regulations of the Board of Governors of the Federal Reserve System. The regulations of these agencies govern most aspects of our business, including the filing of periodic reports, and activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits, and numerous other areas. Supervision, legal action and examination of us by the FRB is generally intended to protect depositors and is not intended for the protection of our shareholders.

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

The guidelines divide a bank’s capital into two tiers. Tier I includes common equity, retained earnings, certain non-cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries. Goodwill and other intangible assets (except for mortgage servicing rights and purchased credit card relationships, subject to certain limitations) are subtracted from Tier I capital. Tier II capital includes, among other items, cumulative perpetual and long-term, limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan losses (subject to certain limitations). Certain items are required to be deducted from Tier II capital.  Banks must maintain a total risk-based ratio of 8%, of which at least 4% must be Tier I capital. As of December 31, 2009 and 2008, the Bank’s Total Risk-Based Capital Ratio was 13.6% and 13.3%, and our Tier 1 Risk-Based Capital Ratio was 12.3% and 12.1%, respectively.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total average assets, referred to as the leverage ratio. Banks that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets, or “Leverage Capital Ratio”, of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. As of December 31, 2009 and 2008, our Leverage Capital Ratios were 11.3% and 11.8%, respectively.

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

At each successively lower capital category, an insured bank is subject to increased restrictions on its operations. For example, a bank is generally prohibited from paying management fees to any controlling persons or from making capital distributions, if to do so would make the bank “undercapitalized.” Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit written capital restoration plans meeting specified requirements (including a guarantee by the parent holding company, if any). “Significantly undercapitalized” banks are subject to broad regulatory authority, including among other things, capital directives, forced mergers, restrictions on the rates of interest they may pay on deposits, restrictions on asset growth and activities, and prohibitions on paying certain bonuses without FRB approval. Even more severe restrictions apply to critically undercapitalized banks. Most importantly, except under limited circumstances, the appropriate federal banking agency is required to appoint a conservator or receiver for an insured bank not later than 90 days after the bank becomes critically undercapitalized.

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

Dividends

The payment of cash dividends by the Bank to Oak Valley Bancorp is subject to restrictions set forth in the California Financial Code (the “Code”).  Prior to any distribution from the Bank to Oak Valley Bancorp, a calculation is made to ensure compliance with the provisions of the Code and to ensure that the Bank remains within capital guidelines set forth by the DFI and the FRB. In the event that the intended distribution from the Bank to Oak Valley Bancorp exceeds the restriction in the Code, advance approval from FRB is required. While advance approval may be required from the FRB for up to three years if we terminate our participation in the U.S. Treasury Capital Purchase Program, Management does not believe that these regulations will limit dividends from the Bank to meet the operating requirements of Bancorp for the foreseeable future. See Note 19 to the Consolidated Financial Statements in Item 8 of this report.

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

Premiums for Deposit Insurance

Our deposits are insured by the FDIC to the maximum amount permitted by law, which is currently $250,000 per depositor. On October 14, 2008, the FDIC announced the Temporary Transaction Account Guarantee Program to strengthen confidence in the banking system. The program was subsequently extended through June 30, 2010.  The new rule also allows, at the participating FDIC-insured institutions’ option, full deposit insurance coverage for non-interest bearing transaction accounts regardless of the dollar amount until June 30, 2010.  We have elected to participate in the program by paying a 10 basis point surcharge on the non-interest bearing transaction accounts over $250,000.  In addition, the FDIC has finalized a new premium rate structure and has imposed a uniform increase in minimum assessment from five cents to twelve cents annually for every $100 of domestic deposits on institutions that are assigned to the lowest risk category for the first calendar quarter of 2009.  Effective April 1, 2009, assessment rates were adjusted to differentiate for risk. Banks in the best risk category pay a base rate from twelve to sixteen cents per $100 of deposits. Further, on May 22, 2009, the FDIC adopted a final rule imposing a 5-basis-point emergency special assessment on all insured depository institutions on June 30, 2009 that was collected on September 30, 2009. The rule also gave the FDIC the ability to impose future emergency special assessments of up to 5 basis points if necessary until March 31, 2010.

Community Reinvestment Act

We are subject to certain requirements and reporting obligations involving the Community Reinvestment Act, or “CRA”. The CRA generally requires federal banking agencies to evaluate the record of financial institutions in meeting the credit needs of local communities, including low and moderate-income neighborhoods. The CRA further requires that a record be kept of whether a financial institution meets its community credit needs, which record will be taken into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. In measuring a bank’s compliance with its CRA obligations, the regulators now utilize a performance-based evaluation system, which bases CRA ratings on the bank’s actual lending service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the FRB assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” We were last examined for CRA compliance in August 24, 2009 and received an overall satisfactory CRA Assessment Rating.

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

Privacy and Data Security

The Gramm-Leach Bliley Act (“GLBA”) of 1999 imposed requirements on financial institutions with respect to consumer privacy.  The GLBA generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure.  Financial institutions are further required to disclose their privacy policies to consumers annually.  The GLBA also directs federal regulators, including the FRB, to prescribe standards for the security of consumer information.  We are subject to such standards, as well as standards for notifying consumers in the event of a security breach.  We must disclose our privacy policy to consumers and permit consumers to “opt out” of having non-public customer information disclosed to third parties.  We are required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal.  Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused.

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

The Emergency Economic Stabilization Act and its Related Government Policies, Legislations, and Regulations

Dramatic negative developments in the latter half of 2007 in the subprime mortgage market and the securitization markets for such loans, together with volatility in oil prices and other factors, have resulted in uncertainty in the financial markets in general and a related economic downturn, which continued through 2009 and is anticipated to continue through 2010. Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many commercial and residential loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by many financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer delinquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly. Bank and bank holding company stock prices have been negatively affected as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. Bank regulators have been very aggressive in responding to concerns and trends identified in examinations, and this has resulted in the increased issuance of formal and informal enforcement orders and other supervisory actions requiring action to address credit quality, liquidity and risk management and capital adequacy, as well as other safety and soundness concerns.

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

On October 14, 2008, the U.S. Treasury announced its intention to inject capital into nine large U.S. financial institutions under the TARP Capital Purchase Program (the “TARP CPP”), and since has injected capital into many other financial institutions, including the Company. The U.S. Treasury initially allocated $250 billion towards the TARP CPP.

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

The ARRA executive compensation standards that went into effect on September 14, 2009 are more stringent than those currently in effect under the TARP CPP or those previously proposed by the U.S. Treasury. The new standards include (but are not limited to); (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock grants which do not fully vest during the TARP CPP period up to one-third of an employee’s total annual compensation, (ii) prohibitions on golden parachute payments for departures, (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria, (iv) prohibitions on compensation plans that encourage manipulation of reported earnings, (v) retroactive review of bonuses, retention awards and other compensation previously provided by TARP CPP recipients if found by the U.S. Treasury to be inconsistent with the purposes of TARP CPP or otherwise contrary to public interest, (vi) required establishment of a company-wide policy regarding “excessive or luxury expenditures,” and (vii) inclusion in a participant’s proxy statements for annual shareholder meetings of a nonbinding “Say on Pay” shareholder vote on the compensation of executives.

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

Property Location and Address	Square Footage	Lease Expiration Date	Lease Extension Options

Oakdale, 125 N. 3rd Ave.	9,600	n/a*	n/a*
Oakdale, 338 F Street	9,860	3/2017	three, 5-year term extensions
Sonora, 14580 Mono Way	2,500	4/2013	n/a
Modesto, 12th & I Street	4,500	3/2016	two, 5-year term extensions
Bridgeport, 166 Main Street	2,875	n/a*	n/a*
Mammoth Lakes, 170 Mountain Blvd.	1,856	n/a*	n/a*
Bishop, 351 North Main Street	3,680	8/2014	two, 5-year term extensions
Modesto, 4120 Dale Road	4,500	3/2015	two, 5-year term extensions
Turlock, 2001 Geer Road	2,400	1/2015	two, 5-year term extensions
Patterson, 20 Plaza Circle	2,100	n/a*	n/a*
Escalon, 1910 McHenry Ave.	3,500	4/2021	two, 5-year term extensions
Ripon, 150 North Wilma Ave.	1,800	1/2011	two, 5-year term extensions
Stockton, 2935 West March Lane	8,000	12/2022	two, 5-year term extensions

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

ITEM 4.  RESERVED

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Price Range of Common Stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “OVLY.”  The following table sets forth the high and low closing bid prices (which reflect prices between dealers and do not include retail markup, markdown or commission and may not represent actual transactions) for the current year and the three calendar years ended December 31, 2009, 2008 and 2007, respectively.  From time to time, during the periods indicated, trading activity in our common stock was infrequent.  The source of the quotes is The Nasdaq Stock Market, LLC.

	Closing Sale Price(1)
For Calendar Quarter Ended	High	Low

March 31, 2007	13.03	10.80
June 30, 2007	11.35	10.90
September 30, 2007	11.00	9.17
December 31, 2007	10.05	7.52
March 31, 2008	8.49	8.49
June 30, 2008	8.00	6.50
September 30, 2008	7.50	6.30
December 31, 2008	7.00	3.55
March 31, 2009	6.00	3.75
June 30, 2009	4.92	2.75
September 30, 2009	5.10	3.75
December 31, 2009	5.00	4.10

(1)       Figures through June 30, 2008 refer to Bank common stock prices.

On March 26, 2010, the closing price of our common stock was $4.50 per share; and there were approximately 525 shareholders of record of the common stock and 7,681,877 outstanding shares of common stock.

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

Prior to the bank holding company reorganization in 2008, the Bank has historically declared and paid a dividend on its common stock every year since 1996.  Dividends for the year ended December 31, 2009, 2008 and 2007 were $0.025, $0.075 and $0.19 per share of common stock, respectively.

The following table shows stock splits declared for the five years ended December 31, 2009:

Declaration Date	Payable Date	Record Date	Type

November 17, 2004	January 14, 2005	January 3, 2005	Three-for-two stock split
November 16, 2005	January 17, 2006	January 3, 2006	Three-for-two stock split

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 with respect to shares of our common stock that are issued and currently outstanding under the Bank’s 1998 Restated Stock Option Plan (the “1998 Restated Stock Option Plan”), and the number of shares that are authorized to be issued under the Company’s 2008 Stock Option Plan (the “2008 Equity Plan”).  Figures in the table have been retroactively adjusted to reflect three-for-two stock splits in August 2005 and 2006.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under 2008 Equity Plan (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders	385,762	$7.08	1,497,500
Equity Compensation Plans Not Approved by Shareholders (1)	350,346	5.78	0
Total	736,108	$6.46	1,497,500

(1)       Consists of a warrant issued to the U.S. Treasury to purchase 350,346 shares of the Company’s common stock. The warrant is immediately exercisable and has a 10-year term with an initial exercise price of $5.78 pursuant to a Letter Agreement of Securities Purchase dated December 5, 2008.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of  financial condition as of December 31, 2009 and 2008 and results of operations for each of the years in the three-year period ended December 31, 2009 should be read in conjunction with our consolidated financial statements and related notes thereto, included in this report.  Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Forward-looking statements are based on Management’s current expectations regarding economic, legislative, and regulatory issues that may impact our earnings in future periods. A number of factors — many of which are beyond Management’s control — could cause future results to vary materially from current Management’s expectations. Such factors include, but are not limited to, general economic conditions, the current financial turmoil in the United States and abroad, changes in interest rates, deposit flows, real estate values and industry competition; changes in accounting principles, policies or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services. Forward-looking statements speak only as of the date they are made. We do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made or to reflect the occurrence of unanticipated events.

Introduction

Our continued focus on responsible community banking fundamentals and our strong customer relationships have enabled us to continue to remain profitable in 2009, and have led to higher deposits, a core funding source for our steady loan growth.

As of December 31, 2009, we had approximately $525 million in total assets, $425 million in total loans, and $429 million in total deposits.

We believe the following were key indicators of our performance for operations during 2009:

• our total assets increased to $525 million at the end of 2009, or an increase of 3.3%, from $508 million at the end of 2008.

• our total deposits increased to $429 million at the end of 2009, or an increase of 13.5%, from $378 million at the end of 2008.

• our total net loans decreased slightly to $418 million at the end of 2009, a decrease of 0.9%, from $422 million at the end of 2008.

• our ratio of total non-performing loans to total loans increased to 3.4% at December 31, 2009 from 1.1% at December 31, 2008.  Management considers that the size of the ratio of non-performing assets to total loans is moderate and manageable, and reserves have been taken appropriately.

• net interest income increased $3.1 million or 15.2% in 2009 compared to 2008, mainly as a result of an increase in the net interest margin from 4.72% to 4.99% and an increase in average earning assets of $45.6 million.

• provision for loan losses increased $3.7 million or 168% to $5.9 million in 2009 compared to $2.2 million in 2008.

• total noninterest income increased to $2.64 million in 2009, an increase of 4.7%, from $2.52 million in 2008. We primarily attribute this increase to our efforts to expand our deposit account base and diversify our non-interest revenue sources.

• total noninterest expense increased from $17.9 million in 2008 to $18.2 million in 2009, reflecting the increase in fair market value write downs on other real estate owned and increased assessments from regulatory agencies.

These items, as well as other factors, contributed to the decrease in net income available to common shareholders for 2009 to $1.16 million from $2.10 million in 2008, which translates into $0.15 per diluted common share in 2009 and $0.27 per diluted common share in 2008.

Over the past few years, our network of branches and loan production offices have been expanded geographically. We currently maintain twelve full-service offices.  We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as our needs and resources permit.

2010 Outlook

As we begin our strategic business plan for 2010, we are continuing to pursue opportunities for growth in our existing markets, as well as opportunities to expand into new markets through  de novo  branching. Further, we expect that our portfolio of small business loans will overall experience additional growth in 2010 as a result of targeted marketing efforts in this area.

In 2010, we are continuing to focus on loan and account growth and managing our net interest margin, while attempting to control expenses and credit losses and manage our business to achieve our net income and other objectives. We are also continuing to utilize strategies to control other operating expenses. These efforts are important for us to continue to attract new accounts and grow loans. However, we will continue to strive to be more efficient and focus on controlling the growth of these expenses so that they grow more slowly than the growth in loans.

Although interest rates remained flat at historic lows in 2009, we have increased our net interest margin with continued growth in net interest income, which we expect could slightly compress in 2010 if interest rates begin to increase.  This potential compression of net interest margin and net interest income would be a likely outcome if interest rates increase given that are balance sheet is liability sensitive to interest rate changes primarily due to the number of loans currently at their contractual rate floors and competitive pressures to increase deposit rates.  This could in turn result in a slower increase on the yield of earning assets compared to the cost of deposits and other funds.  Ideally, if we experience an increase in our yield on earnings assets we could then determine to increase the interest rates we pay on our deposit accounts or change our promotional or other interest rates on new deposits in marketing activation programs to attempt to achieve a certain net interest margin. In light of the current economic environment, it may not be possible to manage the interest margin in this manner, as competitive pressures may dictate that we increase deposit rates at a faster rate than the earning assets increase, thereby further compressing the net interest margin.  Any increases in the rates we charge on accounts could have an effect on our efforts to attract new customers and grow loans, particularly with the continuing competition in the commercial and consumer lending industry. The economies and real estate markets in our primary market areas will continue to be significant determinants of the quality of our assets in future periods and, thus, our results of operations, liquidity and financial condition. Current economic indicators suggest that the national economy and the economies in our primary market areas are facing a downturn but the length and severity of it are difficult to predict.

For 2010, management remains focused on the above challenges and opportunities and other factors affecting the business similar to the factors driving 2009 results as discussed in this section.

Holding Company

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

In the bank holding company reorganization, all outstanding shares of common stock of the bank were exchanged for an equal number of shares of common stock of Oak Valley Bancorp, which now owns the Bank as its wholly-owned subsidiary. Management believes that operating the Bank within a holding company structure, among other things:

• provides greater operating flexibility than is currently enjoyed by us.

• facilitates the acquisition of related businesses as opportunities arise.

• improves our ability to diversify.

• enhances our ability to remain competitive in the future with other companies in the financial services industry that are organized in a holding company structure.

• enhances our ability to raise capital to support growth.

The financial statements and discussion thereof contained in this report for periods subsequent to the reorganization relate to the consolidated financial statements of Oak Valley Bancorp.  Periods prior to the reorganization relate to the Bank only.  The information is comparable as the sole subsidiary of Oak Valley Bancorp is the Bank.

Critical Accounting Policies

Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that effect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. In addition, GAAP itself may change from one previously acceptable method to another method, although the economics of our transactions would be the same.

Management has determined the following accounting policies to be critical:

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

In general, as interest rates rise, the market value of fixed-rate securities will decrease; as interest rates fall, the market value of fixed-rate securities will increase. With significant changes in interest rates, we evaluate our intent and ability to hold the security for a sufficient time to recover the recorded principal balance. Estimated fair values for securities are based on published or securities dealers market values. Market volatility is unpredictable and may impact such values.

Allowance for Loan Losses

Credit risk is inherent in the business of lending and making commercial loans.  Accounting for our allowance for loan losses involves significant judgment and assumptions by management and is based on historical data and management’s view of the current economic environment. At least on a quarterly basis, our management reviews the methodology and adequacy of allowance for loan losses and reports its assessment to the Board of Directors for its review and approval.

The allowance for loan losses is an estimate of probable incurred losses with regard to our loans.  Our loan loss provision for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loans, delinquencies, management’s assessment of the quality of the loans, the valuation of problem loans and the general economic conditions in our market area.  We base our allowance for loan losses on an estimation of probable losses inherent in our loan portfolio.

Our methodology for assessing loan loss allowances are intended to reduce the differences between estimated and actual losses and involves a detailed analysis of our loan portfolio, in three phases:

• the specific review of individual loans,

• the segmenting and review of loan pools with similar characteristics, and

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

In the third phase, we consider relevant internal and external factors that may affect the collectability of loan portfolio and each group of loan pool. The factors considered are, but are not limited to:

• concentration of credits,

• nature and volume of the loan portfolio,

• delinquency trends,

• non-accrual loan trend,

• problem loan trend,

• loss and recovery trend,

• quality of loan review,

• lending and management staff,

• lending policies and procedures,

• economic and business conditions, and

• other external factors.

Our management estimates the probable effect of such conditions based on our judgment, experience and known or anticipated trends. Such estimation may be reflected as an additional allowance to each group of loans, if necessary. Management reviews these conditions with our senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, managements estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specific, identifiable problem credit or portfolio segment as of the evaluation date, management’s evaluation of the inherent loss related to such condition is reflected in the unallocated allowance

Central to our credit risk management and our assessment of appropriate loss allowance is our loan risk rating system. Under this system, the originating credit officer assigns borrowers an initial risk rating based on a thorough analysis of each borrower’s financial capacity in conjunction with industry and economic trends. Approvals are made based upon the amount of inherent credit risk specific to the transaction and are reviewed for appropriateness by senior line and credit administration personnel. Credits are monitored by line and credit administration personnel for deterioration in a borrower’s financial condition which may impact the ability of the borrower to perform under the contract. Although management has allocated a portion of the allowance to specific loans, specific loan pools, and off-balance sheet credit exposures (which are reported separately as part of other liabilities), the adequacy of the allowance is considered in its entirety.

It is the policy of management to maintain the allowance for loan losses at a level adequate for risks inherent in the overall loan portfolio, however, the loan portfolio can be adversely affected if the State of California’s economic conditions and its real estate market in our general market area were to further deteriorate or weaken. Additionally, further weakness of a prolonged nature in the agricultural and general economy would have a negative impact on the local market. The effect of such economic events, although uncertain and unpredictable at this time, could result in an increase in the levels of nonperforming loans and additional loan losses, which could adversely affect our future growth and profitability. No assurance of the level of predicted credit losses can be given with any certainty.

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

Stock-Based Compensation

The Bank recognizes in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees” requisite service period (generally the vesting period).  The Bank  uses straight-line recognition of expenses for awards with graded vesting.  The Bank utilizes a binomial pricing model for all grants. Expected volatility is based on the historical volatility of the price of the Bank’s stock. The Bank uses historical data to estimate option exercise and stock option forfeiture rates within the valuation model. The expected term of options granted for the binomial model is derived from applying a historical suboptimal exercise factor to the contractual term of the grant. For binomial pricing, the risk-free rate for periods is equal to the U.S. Treasury yield at the time of grant and commensurate with the contractual term of the grant.

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

Fair Value Measurements

We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available for sale, derivatives, and loans held for sale, if any, are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record certain assets at fair value on a non-recurring basis, such as certain impaired loans held for investment and securities held to maturity  that are other-than-temporarily impaired. These non-recurring fair value adjustments typically involve write-downs of individual assets due to application of lower-of-cost or market accounting.

We have established and documented a process for determining fair value. We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Whenever there is no readily available market data, Management uses its best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of Management’s judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these financial statements. For detailed information on our use of fair value measurements and our related valuation methodologies, see Note 16 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Recently Issued Accounting Standards

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

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 became effective for the Company’s financial statements beginning October 1, 2009 and did not have a significant impact on the Company’s financial statements.

FASB ASC Topic 320, “Investments — Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320, “Investments — Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the second quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.

FASB ASC Topic 825 “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825,”Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required under Topic 825 are included in Note7 — Financial Instruments.

Results of Operations

The Company earns income from two primary sources. The first is net interest income, which is interest income generated by earning assets less interest expense on interest-bearing liabilities. The second is noninterest income, which primarily consists of deposit service charges and fees, the increase in cash surrender value of life insurance, mortgage commissions and gains on called investment securities. The majority of the Company’s noninterest expenses are operating costs that relate to providing a full range of banking services to our customers.

Overview

We recorded net income available to common shareholders for the year ended December 31, 2009 of $1,158,000 or $0.15 per diluted common share compared to $2,098,000 or $0.27 per diluted common share for the year ended December 31, 2008. The decrease in net income available to common shareholders for the year ended December 31, 2009 was primarily due to an increase of $3,674,000 in provision for loan losses, an increase of $1,099,000 related to other real estate owned expenses and writedowns and an increase in FDIC & DFI assessments of $653,000.  Partially offsetting these factors was an increase in net interest income of $3,127,000, an increase in non-interest income of $119,000 and a decrease in income tax provision of $619,000.

Highlights of the financial results are presented in the following table:

	As of and for the years ended December 31,
(Dollars in thousands, except per share data)	2009	2008	2007
For the period:
Net income available to common shareholders	$1,158	$2,098	$3,925
Net income per common share
Basic	$0.15	$0.27	$0.53
Diluted	$0.15	$0.27	$0.52
Return on average common equity	2.51%	4.77%	10.11%
Return on average assets	0.38%	0.46%	0.88%
Common stock dividend payout ratio	16.54%	27.38%	36.81%
Efficiency ratio	68.04%	76.55%	66.79%
At period end:
Book value per common share	$6.14	$5.81	$5.57
Total assets	$524,722	$508,203	$454,259
Total gross loans	$425,627	$428,177	$387,809
Total deposits	$429,210	$378,248	$377,348
Net loan-to-deposit ratio	97.34%	111.45%	101.30%

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

Net interest income increased $3.1 million or 15.2% to $23.6 million for the year ended December 31, 2009, compared to $20.5 million in 2008.  Net interest spread and net interest margin were 4.74% and 4.99%, respectively, for the year ended December 31, 2009, compared to 4.33% and 4.72%, respectively, for the year ended December 31, 2008. The increase in the net interest margin in 2009 was attributable to several factors:  1) average gross loans increased by $26 million, 2) average investment securities increased by $16 million, nearly all of which were tax-free municipal securities which increased the fully tax equivalent yield on securities by 102 basis points, 3) average core money market accounts grew by $54 million which have a lower cost than overall interest-bearing liabilities and 4) other borrowings, which are primarily comprised of FHLB advances matured and repriced at significantly lower rates as evidenced by the reduction of $16 million in the average balance.  All of these factors combined caused the rate on interest-bearing liabilities to decrease faster than the rate on earning assets.  Changes in volume resulted in an increase in net interest income of $1,890,000 for the year of 2009 compared to the year 2008, and changes in interest rates and the mix resulted in an increase in net interest income of $1,566,000 for the year 2009 versus the year 2008.  Management closely monitors both total net interest income and the net interest margin.

For a detailed analysis of interest income and interest expense, see the “Average Balance Sheets” and the “Rate/Volume Analysis” below.

	Distribution, Yield and Rate Analysis of Net Income For the Years Ended December 31,
	2009			2008
	Average Balance	Interest Income/ Expense	Avg Rate/ Yield	Average Balance	Interest Income/ Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$426,748	$26,733	6.26%	$400,821	$27,638	6.90%
Securities of U.S. government agencies	1,641	10	0.59%	2,450	73	2.98%
Other investment securities (2)	48,551	2,943	6.06%	31,489	1,600	5.08%
Federal funds sold	2,218	5	0.23%	1,227	18	1.47%
Interest-earning deposits	2,455	5	0.21%	37	2	4.36%
Total interest-earning assets	481,613	29,696	6.17%	436,024	29,331	6.73%
Total noninterest earning assets	38,858			16,256
Total Assets	$520,471			$452,280
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	183,314	2,455	1.34%	149,202	3,578	2.40%
NOW deposits	56,921	267	0.47%	54,160	386	0.71%
Savings deposits	13,851	100	0.72%	15,563	259	1.66%
Time certificates of $100,000 or more	48,912	1,156	2.36%	40,172	1,576	3.92%
Other time deposits	47,883	978	2.04%	44,846	1,441	3.21%
Other borrowings	44,071	685	1.55%	59,666	1,492	2.50%
Total interest-bearing liabilities	394,952	5,641	1.43%	363,609	8,732	2.40%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	62,874			61,554
Other liabilities	2,957			3,131
Total noninterest-bearing liabilities	65,831			64,685
Shareholders’ equity	59,688			23,986
Total liabilities and shareholders’ equity	$520,471			$452,280
Net interest income		$24,055			$20,599
Net interest spread (3)			4.74%			4.33%
Net interest margin (4)			4.99%			4.72%

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

The net interest rate spread in 2009 is consistent with 2008, reflecting a decrease of fifty-six basis points in the yield on interest-earning assets and a decline of ninety-seven basis points in the cost of interest-bearing liabilities, reflecting a sharply declining interest rate environment. Market rate changes have a more immediate effect on deposit rates than on loan yields due to our fixed-rate loans. In addition, the large majority of our variable loans are tied to the U.S. Treasury Constant Maturity Indices with repricing intervals between one year to five years.

Market rates are in part based on the Federal Reserve Open Market Committee (“FOMC”) target Federal funds interest rate (the interest rate banks charge each other for short-term borrowings).  The change in the Federal funds sold and purchased rates is the result of target rate changes implemented by the FOMC.  In 2008, there were seven downward adjustments to the target rate totaling 325 basis points, bringing the target interest rate to a historic low with a range of 0% to 0.25% where it remained as of December 2009.

Rate/Volume Analysis

The following table below sets forth certain information regarding changes in interest income and interest expense of the Bank  for the periods indicated. For each category of earning assets and interest bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in average volume multiplied by old rate); and (ii) changes in rates (change in rate multiplied by old average volume). Changes in rate/volume (change in rate multiplied by the change in volume) have been allocated to the changes due to volume and rate in proportion to the absolute value of the changes due to volume and rate prior to the allocation.

	Rate/Volume Analysis of Net Interest Income
	For the Year Ended December 31,			For the Year Ended December 31,
	2009 vs. 2008			2008 vs. 2007
	Increases (Decreases)			Increases (Decreases)
	Due to Change In			Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Net loans (1)	$1,788	$(2,694)	$(905)	$1,543	$(4,078)	$(2,535)
Securities of U.S. government agencies	(24)	(39)	(63)	(286)	(46)	(332)
Other Investment securities	867	476	1,343	230	91	321
Federal funds sold	15	(27)	(13)	(97)	(45)	(142)
Interest-earning deposits	105	(102)	3	(2)	0	(2)
Total interest income	2,751	(2,386)	365	1,388	(4,078)	(2,690)
Interest expense:
Money market deposits	$818	$(1,940)	$(1,122)	$854	$(1,816)	$(962)
NOW deposits	20	(139)	(119)	6	(184)	(178)
Savings deposits	(28)	(130)	(159)	(39)	(260)	(299)
Time certificates of $100,000 or more	343	(764)	(421)	(1,343)	(512)	(1,855)
Other time deposits	98	(561)	(463)	(185)	(506)	(691)
Other borrowings	(390)	(418)	(807)	1,308	(1,597)	(289)
Total interest expense	861	(3,952)	(3,091)	601	(4,875)	(4,274)
Change in net interest income	$1,890	$1,566	$3,456	$787	$797	$1,584

(1)       Loan fees have been included in the calculation of interest income.

Provision for Loan Losses

Credit risk is inherent in the business of making loans. The Bank establishes an allowance for loan losses through charges to earnings, which are shown in the statements of operations as the provision for loan losses. Specifically identifiable and quantifiable losses are promptly charged off against the allowance. The Bank maintains the allowance for loan losses at a level that it considers to be adequate to provide for credit losses inherent in its loan portfolio. Management determines the level of the allowance by performing a quarterly analysis that considers concentrations of credit, past loss experience, current economic conditions, the amount and composition of the loan portfolio (including nonperforming and potential problem loans), estimated fair value of underlying collateral, and other information relevant to assessing the risk of loss inherent in the loan portfolio such as for example loan growth, net charge-offs, changes in the composition of the loan portfolio, and delinquencies. As a result of management’s analysis, a range of the potential amount of the allowance for loan losses is determined.

The provision for loan losses was $5,862,000 for the year ended December 31, 2009, compared to $2,188,000 for the year end December 31, 2008.  Nonperforming loans were $14.42 million at December 31, 2009 and $4.72 million at December 31, 2009, or 3.39% and 1.10%, respectively, of total loans. Nonperforming loans are primarily in nonperforming real estate construction and development loans. The allowance for loan losses was $7.02 million and $5.57 million at December 31, 2009 and 2008, or 1.65% and 1.30%, respectively, of total loans. Net charge-offs were $4,411,000 in 2009 compared to $1,110,000 in 2008.  The increase in net charge-offs in 2009 was primarily due to the economic downturn and the effect on the housing market.

The Bank will continue to monitor the adequacy of the allowance for loan losses and make additions to the allowance in accordance with the analysis referred to above. Because of uncertainties inherent in estimating the appropriate level of the allowance for loan losses, actual results may differ from management’s estimate of credit losses and the related allowance.

Noninterest Income

Noninterest income was $2.64 million for the year ended December 31, 2009, compared to $2.52 million for the year 2008.  In 2009, other income increased by $177,000, which was primarily attributable to gains on called available for sale securities of $170,000 compared to no gains recorded in 2008.  Service charge income was $1.16 million for the year 2009 compared to $1.30 million for the year 2008 as a result of a decrease in NSF fee income.  This decrease was in spite of the increase in the aggregate number of DDA, Now, Money Market and Savings accounts of 11.3% to 18,476 at December 31, 2009 as compared to 16,602 accounts as of December 31, 2008.  The Bank continues to evaluate its deposit product offerings with the intention of continuing to expand its offerings to the consumer and business depositors.

Noninterest Income

(Dollars in thousands)

	For the Years Ended December 31,
	2009		2008
	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$1,164	44.0%	$1,299	51.5%
Earnings on cash surrender value of life insurance	408	15.5%	370	14.7%
Mortgaged Commissions	140	5.3%	101	4.0%
Other income	929	35.2%	752	29.8%
Total	$2,641	100.0%	$2,522	100.0%

Average assets	$520,471		$452,280
Noninterest income as a % of average assets		0.5%		0.6%

Noninterest Expense

The following table sets forth a summary of noninterest expenses for the periods indicated:

Noninterest Expense

(Dollars in thousands)

	For the Years Ended December 31,
	2009		2008
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$7,781	42.7%	$9,306	52.1%
Occupancy expenses	2,717	14.9%	2,695	15.1%
Data processing fees	894	4.9%	765	4.3%
OREO expenses	2,653	14.6%	1,554	8.7%
Assessments (FDIC & DFI)	996	5.5%	344	1.9%
Other operating expenses	3,177	17.4%	3,202	17.9%
Total	$18,218	100.0%	$17,866	100.0%

Average assets	$520,471		$452,280
Noninterest expenses as a % of average assets		3.5%		4.0%

Noninterest expense was $18.2 million for the year ended December 31, 2009, an increase of $352,000 or 2.0% compared to $17.9 million for the year ended 2008.

OREO expenses increased by $1.1 million to $2.7 million in 2009, compared to $1.6 million in 2008 due to increased market value writedowns on owned properties which was dictated by a declining real estate market and the overhead costs associated with carrying those properties.

FDIC and DFI assessments increased by $652,000 to $996,000 in 2009 compared to $344,000 in 2008. The increase in FDIC insurance was due to a higher FDIC assessment rate (which more than doubled from last year), and higher deposits.  Effective April 1, 2009, the FDIC adopted a final rule revising its risk-based insurance assessment system and effectively increasing the overall assessment rate. The new initial base assessment rates for Risk Category 1 institutions range from twelve to sixteen basis points, on an annualized basis.  The FDIC also imposed a special deposit insurance assessment of five basis points on all insured institutions’ total assets minus Tier 1 capital at June 30, 2009 in order to replenish the Deposit Insurance Fund. As a result, we recognized $235,000 from this special assessment in 2009.  The increase of FDIC insurance in 2009 over 2008 is primarily due to an increase in the industry-wide FDIC assessment rate and growth in our deposit level. In addition, in November 2008, we elected to participate in the FDIC Transaction Account Guarantee Program, which provides unlimited insurance coverage on non-interest-bearing transaction accounts defined by the FDIC, on which we will pay a 10 basis point surcharge per $100 covered balances in excess of $250 thousand through 2009. The 10 basis point surcharge on non-interest-bearing transaction accounts over $250 thousand will increase to 15 basis points from January to June 2010, at which time the program expires.

Data processing costs increased in 2009 over 2008 by $129,000, reflecting the additional costs that related to the increased number of deposit accounts.

The increase in occupancy expenses in 2009 from 2008 of $22,000 was primarily related to contractual increases on our branch leases, as well as higher maintenance and repair costs.

Offsetting these increases was a decrease in salaries and employee benefits of $1.5 million as a result of management’s effort to operate more efficiently.  Also contributing to the decrease were deferred loan costs of $613,000 for the year ended 2009, which were recognized as credits to salary expense and will be recognized over the life of the loan.  In comparison, there were no credits for deferred loan costs recognized in salary expense in 2008.

Other expenses recognized a slight decrease in 2009 compared to 2008 of $25,000 as our core operations remained stable and management remains committed to improving operating efficiency.

Management anticipates that noninterest expense will continue to increase as we continue to grow, even though management also estimates that the Bank’s administration as currently set up may be scalable to handle a larger deposit base of up to around $1B in deposits.  However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Provision for Income Taxes

We reported a provision for income taxes of $203,000, and $822,000 for the years 2009 and 2008 respectively.  The effective income tax rate on income from continuing operations was 9.2% for the year ended December 31, 2009 compared to 27.5% for the year 2008.  These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans).  The disparity between the effective tax rates in 2009 as compared to 2008 is primarily due to tax credits from California Enterprise Zones and low income housing projects as well as tax free-income on loans within these enterprise zones and municipal securities and loans that comprise a larger proportion of pre-tax income in 2009 as compared to prior years. We have not been subject to an alternative minimum tax (“AMT”) during these periods.

Financial Condition

The Bank’s total assets were $524.7 million at December 31, 2009 compared to $508.2 million at December 31, 2008, an increase of $16.5 million or 3.3%. Net loans decreased $3.8 million, investments increased $9.3 million, bank premises and equipment decreased $927,000 and interest receivable and other assets increased $692,000, while cash and cash equivalents increased $11.8 million.

Loans gross of the allowance for loan losses and deferred fees were $425.6 million at December 31, 2009, compared to $428.2 million at December 31, 2008, a decrease of $2.6 million or 0.6%. The decrease was primarily due to a decrease of $20.4 million or 28% in the real estate construction loans and a $1.4 million decrease in residential real estate and consumer loans.  These were offset by increases of $14.6 million, $0.9 million and $3.7 million in commercial real estate, commercial and agriculture loans, respectively.

The composition of the loan portfolio categories remained relatively unchanged as a percentage of total loans, except for commercial real estate loans which increased from 62.9% at December 31, 2008 to 66.6% at December 31, 2009.  This shift in the portfolio mix primarily came from the real estate construction loans which saw a decrease from 17.2% at December 31, 2008 to 12.5% at December 31, 2009.

Deposits increased $51 million or 13.5% to $429.2 million at December 31, 2009 compared to $378.2 million at December 31, 2008. All deposit types increased except for time deposits which decreased by $8.5 million.  All other deposits increased, including money market accounts which recognized a $45.6 million increase.  Demand, NOW and Savings each increased by $5.3 million, $3.9 million and $4.6 million, respectively.

Short-term borrowings decreased $23.3 million to $27.2 million at December 31, 2009, compared to $50.5 million at December 31, 2008 and long-term debt decreased to $5.0 million at December 31, 2009, compared to $18.5 million at December 31, 2008. The decrease in short-term and long-term debt was due to the deposit growth of $51 million.  This allowed us to pay off matured  FHLB advances thus reducing our cost of funds and improving our liquidity ratio. The Bank uses short-term borrowings, primarily short-term FHLB advances, to fund short-term liquidity needs and manage net interest margin.

Equity increased $2.7 million or 4.7% to $60.7 million at December 31, 2009, compared to $58.0 million at December 31, 2008.  The Bank was selected to participate in the U.S. Treasury Capital Purchase Program (“TCPP”) which resulted in the issuance of $13.5 million in preferred stock in December 2008.  The Bank intends to use the capital to increase credit availability to local, creditworthy, businesses and consumers. The preferred stock shares have a 5% coupon for 5 years and 9% thereafter. Warrants to purchase 350,346 shares of common stock at a per share exercise price of $5.78 are attached and fully exercisable. The warrants expire 10 years after the issuance date. The securities issued to the Treasury will be accounted for as components of regulatory Tier 1 capital.  See Note 12 to the Consolidated Financial Statements in Item 8 of this report for further discussion regarding our participation in the TCPP.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

The Bank holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested.  As of December 31, 2009, and 2008, we had $1.65 million and $765,000, respectively, in federal funds sold.

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

Our investment securities holdings increased by $9.3 million, or 22.5%, to $50.8 million at December 31, 2009, compared to holdings of $41.5 million at December 31, 2008.  Accordingly, total investment securities as a percentage of total assets increased to 9.7% as compared to 8.2% at December 31, 2008.  As of December 31, 2009, $34.7 million of the investment securities were pledged to secure certain deposits.

As of December 31, 2009, the total unrealized loss on securities that were in a loss position for less than 12 continuous months was $9,000 with an aggregate fair value of $829,000.  The total unrealized loss on securities that were in a loss position for greater than 12 continuous months was $10,000 with an aggregate fair value of $1,579,000.

The following table summarizes the book value and market value and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

	As of December 31, 2009		As of December 31, 2008		As of December 31, 2007
Dollars in Thousands	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
Available-for-Sale:
Securities of U.S. government agencies	$29,476	$30,985	$25,541	$26,085	$24,875	$24,962
Collateralized mortgage obligations	2,884	2,995	3,439	3,485	4,024	3,961
Municipal securities	12,328	13,557	9,971	9,902	2,343	2,400
SBA Pools	1,589	1,579	1,820	1,779	2,054	2,049
Asset Backed Security	82	83	198	198	—	—
Mutual Fund	1,546	1,566	—	—	—	—
Total investment securities	$47,905	$50,765	$40,969	$41,449	$33,296	$33,373

At December 31, 2009, two SBA pools make up the total amount of securities in an unrealized loss position for greater than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due solely to interest rate changes and the Bank does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.  As of December 31, 2009, we did not have any investment securities that constituted 10% or more of the stockholders’ equity of any third party issuer.

The following table summarizes the maturity and repricing schedule of our investment securities at their amortized cost and their weighted average yields at December 31, 2009:

Investment Maturities and Repricing Schedule

(Dollars in Thousands)

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale:
Securities of U.S. government agencies	$0	0.00%	$1,972	2.91%	$11,237	5.12%	$16,267	5.08%	$29,476	4.95%
Collateralized mortgage obligations	0	0.00%	0	0.00%	0	0.00%	2,884	5.21%	2,884	4.21%
Municipal securities	510	5.86%	764	5.41%	9,539	5.73%	1,515	5.88%	12,328	6.71%
SBA Pools	0	0.00	0	0.00	0	0.00	1,589	0.59	1,589	0.59%
Asset Backed Security	0	0.00%	82	6.12%	0	0.00%	0	0.00%	82	6.12%
Mutual Fund	0	0.00%	0	0.00%	0	0.00%	1,546	0.00%	1,546	0.00%
Total Investment Securities	$510	5.86%	$2,818	3.68%	$20,776	5.40%	$23,801	4.40%	$47,905	4.80%

Interest income and yields in the above table have not been adjusted to a fully tax equivalent basis.

Loans

The following table sets forth the amount of total loans outstanding (excluding unearned income) and the percentage distributions in each category, as of the dates indicated.

	Distribution of Loans and Percentage Composition of Loan Portfolio Amount Outstanding as of December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)

Commercial real estate	$283,387	$268,742	$208,309	$233,110	$212,901
Commercial	38,160	37,302	45,497	41,077	31,349
Real estate construction	52,952	73,321	83,173	60,269	37,717
Agriculture	29,660	25,917	31,430	27,527	22,390
Residential real estate and consumer	21,468	22,895	19,400	16,409	13,752
Unearned income	(811)	(1,035)	(1,038)	(1,233)	(1,345)

Total loans, net of unearned income	424,816	427,142	386,771	$377,160	$316,764

Participation loans sold and serviced by the Bank	$14,907	$9,759	$1,314	$3,488	$3,838

Commercial real estate	66.6%	62.9%	53.9%	61.8%	67.2%
Commercial	9.0%	8.7%	11.8%	10.9%	9.9%
Real estate construction	12.5%	17.2%	21.5%	16.0%	11.9%
Agriculture	7.0%	6.1%	8.1%	7.3%	7.1%
Residential real estate and consumer	5.1%	5.3%	5.0%	4.4%	4.3%
Unearned income	(0.2)%	(0.2)%	(0.3)%	(0.3)%	(0.4)%

Total loans, net of unearned income	100.0%	100.0%	100.0%	100.0%	100.0%

Commercial real estate loans increased $14.6 million in 2009 and $60.4 million in 2008. The reduced volume of growth in 2009 largely reflected a decline in demand by qualified borrowers in our serving area. Of the commercial real estate loans at December 31, 2009, 63.9% are non-owner occupied and 36.1% are owner occupied. Our commercial real estate loan portfolio is weighted towards term loans for which the primary source of repayment is cash flow from net operating income of the real estate property. The increase in commercial real estate loans in 2008 was mainly driven by increased demand from existing customers.

Commercial loan growth of $0.9 million in 2009 as compared to a decrease of $8.2 million between 2008 and 2007 was the result of our reassessment of the commercial and industrial lending market, specifically asset-based lines of credit. We have historically targeted well-established local businesses with strong guarantors that have proven to be resilient in periods of economic stress.

Our residential loan portfolio includes no sub-prime loans, nor is it our normal practice to underwrite loans commonly referred to as “Alt-A mortgages”, the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or collateral compositions reflecting high loan-to-value ratios. However, substantially all of our residential loans are indexed to Treasury Constant Maturity Rates and have provisions to reset five years after their origination dates.

The following table summarizes our commercial real estate loan portfolio by the geographic location in which the property is located as of December 31, 2009 and 2008:

Commercial Real Estate Loans Outstanding by Geographic Location

(Dollar in thousands)	December 31, 2009		December 31, 2008
Commercial real estate loans by geographic location (County)	Amount	% of Commercial real estate loans	Amount	% of Commercial real estate loans
Stanislaus	$136,777	48.3%	$132,509	49.3%
San Joaquin	43,072	15.2%	40.900	15.2%
Tuolumne	21,340	7.5%	21,228	7.9%
Alameda	12,075	4.3%	12,136	4.5%
Mono	11,918	4.2%	12,383	4.6%
Sacramento	11,586	4.1%	8,625	3.2%
Inyo	9,605	3.4%	9,354	3.5%
Merced	9,055	3.2%	9,191	3.4%
Los Angeles	6,449	2.3%	5,576	2.1%
Santa Clara	4,121	1.5%	4,323	1.6%
Other	17,389	6.0%	12,517	4.7%
Total	$283,387	100.0%	$268,742	100.0%

Construction loans decreased $20.4 million in 2009 and by $9.9 million in 2008, primarily due to the successful completion and sell-through of construction development projects booked in prior years, a slow down in construction activity (primarily residential development), as well as a conscious effort to reduce our concentration in construction loans.  The table below shows an analysis of construction loans by type and location. Non-owner-occupied land loans of $22.1 million at December 31, 2009 included loans for lands specified for commercial development of $7.0 million and for residential development of $15.1 million, the majority of which are located in Stanislaus county.

Construction Loans Outstanding by Type and Geographic Location

(Dollar in thousands)	December 31, 2009		December 31, 2008
Construction loans by type	Amount	% of Construction Loans	Amount	% of Construction Loans
Single family non-owner-occupied	$7,860	14.8%	$7,857	10.7%
Single family owner-occupied	761	1.4%	1,538	2.1%
Commercial non-owner-occupied	10,867	20.5%	20,366	27.8%
Commercial owner-occupied	8,217	15.5%	14,420	19.7%
Land non-owner-occupied	22,078	41.8%	26,481	36.1%
Land owner-occupied	3,169	6.0%	2,659	3.6%
Total	$52,952	100.0%	$73,321	100.0%

Construction loans by geographic location (County)	Amount	% of Construction Loans	Amount	% of Construction Loans
Stanislaus	$17,271	32.6%	$28,073	38.3%
Mono	10,814	20.4%	11,704	16.0%
Madera	7,526	14.2%	8,119	11.1%
San Joaquin	5,134	9.7%	12,085	16.5%
Tuolumne	4,821	9.1%	2,600	3.5%
Fresno	4,236	8.0%	1,757	2.4%
Other	3,150	6.0%	8,983	12.2%
Total	$52,952	100.0%	$73,321	100.0%

Loan Maturities

The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio, as of December 31, 2009. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The large majority of the variable rate loans are tied to independent indices (such as the Wall Street Journal prime rate or a Treasury Constant Maturity Rate). Substantially all loans with an original term of more than five years have provisions for the fixed rates to reset, or convert to a variable rate, after one, three or five years.

	Loan Maturities and Repricing Schedule At December 31, 2009
(Dollars in thousands)	Within One Year	After One But Within Five Years	After Five Years	Total

Commercial real estate	$84,165	$161,483	$37,739	$283,387
Commercial	26,759	10,370	1,031	38,160
Real estate construction	42,421	10,531	0	52,952
Agriculture	10,967	6,721	11,972	29,660
Residential real estate and consumer	1,203	8,079	12,186	21,468
Unearned income	(316)	(373)	(122)	(811)
Total loans, net of unearned income	$165,199	$196,811	$62,806	$424,816

Loans with variable (floating) interest rates	$127,226	$149,530	$36,828	$313,585
Loans with predetermined (fixed) interest rates	$37,973	$47,281	$25,978	$111,231

The majority of the properties taken as collateral are located in Northern California. We employ strict guidelines regarding the use of collateral located in less familiar market areas. The recent decline in Northern California real estate value is offset by the low loan-to-value ratios in our commercial real estate portfolio and high percentage of owner-occupied properties.

Nonperforming Assets

Financial institutions generally have a certain level of exposure to credit quality risk, and could potentially receive less than a full return of principal and interest if a debtor becomes unable or unwilling to repay. Since loans are the most significant assets of the Company and generate the largest portion of its revenues, the Company’s management of credit quality risk is focused primarily on loan quality. Banks have generally suffered their most severe earnings declines as a result of customers’ inability to generate sufficient cash flow to service their debts and/or downturns in national and regional economies which have brought about declines in overall property values. In addition, certain debt securities that the Company may purchase have the potential of declining in value if the obligor’s financial capacity to repay deteriorates.

Nonperforming assets consist of loans on non-accrual status, loans 90 days or more past due and still accruing interest, loans restructured, where the terms of repayment have been renegotiated resulting in a reduction or deferral of interest or principal and other real estate owned (“OREO”).

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

The Bank had nonperforming loans of $14.42 million at December 31, 2009, as compared to $4.72 million at December 31, 2008, $9.81 million at December 31, 2007  and no nonperforming loans at December 31, 2006, 2005, respectively.  The ratio of nonperforming loans over total loans was 3.39%, 1.10% and 2.54% at December 31, 2009, 2008 and 2007, respectively, as compared with 0.0% in 2006 and 2005.

In addition, the Bank held six OREO properties with a market value of $2.1 million as of December 31, 2009 compared to two properties with a market value of $2.7 million at December 31, 2008.  The Bank did not possess any OREO during any of the year-end periods from 2005 through 2007.

Management believes that the reserve provided for nonperforming loans, together with the tangible collateral, were adequate as of December 31, 2009. See “Allowance for Loan Losses” below for further discussion. Except as disclosed above, as of December 31, 2009, management was not aware of any material credit problems of borrowers that would cause it to have serious doubts about the ability of a borrower to comply with the present loan payment terms. However, no assurance can be given that credit problems may exist that may not have been brought to the attention of management, or that credit problems may arise.

The following table provides information with respect to the components of our nonperforming assets as of the dates indicated.  (The figures in the table are net of the portion guaranteed by the U.S. Government):

Nonperforming Assets

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)

Nonaccrual loans(1)
Commercial real estate	$835	$2,115	$1,127	$0	$0
Commercial	488	0	0	0	0
Real estate construction	11,866	1,963	7,960	0	0
Agriculture	1,229	0	0	0	0
Residential real estate and consumer	0	0	0	0	0
Total	$14,418	$4,078	9,087	$0	0

Loans 90 days or more past due and still accruing (as to principal or interest):
Commercial real estate	$0	$0	$0	$0	$0
Commercial	0	0	0	0	4
Real estate construction	0	643	721	0	0
Agriculture	0	0	0	0	1
Residential real estate and consumer	0	0	0	0	0
Total	0	643	721	0	5

Restructured loans(2)
Commercial real estate	$0	$0	$0	$0	$0
Commercial	0	0	0	0	0
Real estate construction	0	0	0	0	0
Agriculture	0	0	0	0	0
Residential real estate and consumer	0	0	0	0	0
Total	0	0	0	0	0

Total nonperforming loans	14,418	4,721	9,808	0	5
Other real estate owned	2,150	2,746	0	0	0

Total nonperforming assets	$16,568	$7,467	$9,808	$0	$0

Nonperforming loans as a percentage of total loans	3.39%	1.10%	2.54%	0.00%	0.00%
Nonperforming assets as a percentage of total loans and other real estate owned	3.88%	1.74%	2.54%	0.00%	0.00%
Allowance for loan losses as a percentage of nonperforming loans	48.69%	117.97%	45.95%	—	—

(1) During the fiscal year ended December 31, 2009 and 2008, no interest income related to these loans was included in net income while on nonaccrual status. Additional interest income of approximately $457,000 and $135,000 would have been recorded during the year ended December 31, 2009 and 2008, respectively, if these loans had been paid in accordance with their original terms.

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

The balance of our allowance for loan losses is Management’s best estimate of the remaining losses inherent in the portfolio. The ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including the real estate market, changes in interest rate and economic and political environments.

The rapid growth of our loan portfolio in the past five years has required more reserves for probable loan losses. The allowance for loan losses increased by 26.0%, or $1,451,000, to $7.02 million at December 31, 2009, as compared with $5.57 million at December 31, 2008. Such allowances were $4.57 million, $4.34 million and $3.98 million at December 31, 2007, 2006 and 2005, respectively. Due to loan growth and the current economic downturn’s effect on the financial stability of certain borrowers, the loan loss allowances have increased to maintain an adequate reserve as a percentage of total loans, as reflected in the ratios of 1.65%, 1.30%, 1.16%, 1.15% and 1.16%, at the end of 2009, 2008, 2007, 2006 and 2005, respectively.  Based on the current conditions of the loan portfolio, Management believes that the $7.02 million allowance for loan losses at December 31, 2009 is adequate to absorb losses inherent in our loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

In light of the current weakness in the economic environment, and specifically in the real estate construction sector, reserves have been increased to recognize such increased risk.  Diversification, low loan-to-values, strong credit quality and enhanced credit monitoring contribute to a reduction in the portfolio’s overall risk, and help to offset the economic risk.  The impact of the increasing economic weakness will continue to be monitored, and adjustments to the provision for loan loss will be made accordingly.  As evidenced in 2009, the weak business climate adversely impacted the financial conditions of some of our clients and increased our net loan charge-off to $4,411,000, compared to $1,110,000, $397,000, $13,000 and $1,000 in 2008, 2007, 2006 and 2005, respectively.

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

Although management believes the allowance at December 31, 2009 was adequate to absorb losses from any known and inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect our service areas or other variables will not result in increased losses in the loan portfolio in the future.

As of December 31, 2009, our allowance for loan losses consisted of amounts allocated to three phases of our methodology for assessing loan loss allowances, as follows (see details of methodology for assessing allowance for loan losses in the section entitled “Critical Accounting Policies”):

	Years Ended December 31,
Phase of Methodology (Dollars in Thousands)	2009	2008	2007
Specific review of individual loans	$1,256	$769	$95
Review of pools of loans with similar characteristics	$3,808	$2,939	$2,784
Judgmental estimate based on various subjective factors	$1,956	$1,862	$1,628

The Components of the Allowance for Loan Losses

As stated previously in “Critical Accounting Policies,” the overall allowance consists of a specific allowance for individually identified impaired loans, an allowance factor for categories of credits with similar characteristics and trends, and an allowance for changing environmental factors.

The first component, the specific allowance, results from the analysis of identified problem credits and the evaluation of sources of repayment including collateral, as applicable. Through Management’s ongoing loan grading process, individual loans are identified that have conditions that indicate the borrower may be unable to pay all amounts due under the contractual terms. These loans are evaluated individually by Management and specified allowances for loan losses are established when the discounted cash flows of future payments or collateral value of collateral-dependent loans are lower than the recorded investment in the loan. Generally with problem credits that are collateral-dependent, we obtain appraisals of the collateral at least annually. We may obtain appraisals more frequently if we believe the collateral value is subject to market volatility, if a specific event has occurred to the collateral (e.g. tentative map has been filed), or if we believe foreclosure is imminent.  Impaired loan balances increased from $4.1 million at December 31, 2008 to $14.4 million at December 31, 2009.  The specific allowance totaled $1,256,000 and $769,000 at December 31, 2009 and 2008, respectively, as we charged off substantially all of our estimated losses related to specifically identified impaired loans as the losses are identified.

The second component, the allowance factor, is an estimate of the probable inherent losses in each loan pool stratified by major categories or loans with similar characteristics in our loan portfolio. This analysis encompasses segmenting and reviewing loan grades by pool and current general economic and business conditions. Confirmation of the quality of our grading process is obtained by independent reviews conducted by consultants specifically hired for this purpose and by various bank regulatory agencies. This analysis covers our entire loan portfolio but excludes any loans that were analyzed individually for specific allowances as discussed above. There are limitations to any credit risk grading process. The number of loans makes it impractical to review every loan every quarter. Therefore, it is possible that in the future some currently performing loans not recently graded will not be as strong as their last grading and an insufficient portion of the allowance will have been allocated to them. Grading and loan review often must be done without knowing whether all relevant facts are at hand. Troubled borrowers may deliberately or inadvertently omit important information from reports or conversations with lending officers regarding their financial condition and the diminished strength of repayment sources.

The total amount allocated for the second component is determined by applying loss estimation factors to outstanding loans. At December 31, 2009 and 2008, the allowance allocated by categories of credits totaled $3.8 million and $2.9 million, respectively. The increase mainly related to increased allowance factors for land loans related to the construction of residential subdivisions, commercial quick-qualifier loans and manufactured home loans, recognizing increased risk for these types of loans, as well as loan growth.

The third component of the allowance for loan losses is an economic component that is not allocated to specific loans or groups of loans, but rather is intended to absorb losses caused by portfolio trends, concentration of credit, growth, and economic trends, as stated previously in “Critical Accounting Policies”. At December 31, 2009 and 2008, the general valuation allowance, including the economic component, totaled $2.0 million and $1.9 million, respectively. Starting in late 2008, we witnessed financial difficulties experienced by borrowers in our market, where real estate sale prices have declined and holding periods have increased.  The U.S. economy is still experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system, dramatic declines in the housing prices, and an increasing unemployment rate.  There have been significant reductions in spending by consumers and businesses. In response to this, we have been proactive in evaluating reserve percentages for economic and other qualitative loss factors used to determine the adequacy of the allowance for loan losses. The increase to the third component of the allowance for loan losses reflected such evaluation.

The table below summarizes, for the periods indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for loan losses:

Allowance for Loan Losses

(in thousands)

	2009	2008	2007	2006	2005

Balances:
Average total loans outstanding during period	$426,748	$400,821	$381,316	$345,063	$276,277
Total loans outstanding at end of period	$425,627	$428,177	$387,809	$378,393	$318,108
Allowance for loan losses:
Balances at beginning of period	$5,569	$4,507	$4,341	$3,976	$3,272

Actual charge-offs:
Commercial real estate	0	0	0	0	0
Commercial	871	11	0	0	1
Real estate construction	3,524	1,062	366	0	0
Agriculture	0	0	0	0	0
Residential real estate and consumer	24	42	35	15	0
Total charge-offs	4,419	1,115	402	15	1

Recoveries on loans previously charged off
Commercial real estate	0	0	0	0	0
Commercial	0	0	0	0	0
Real estate construction	0	0	0	0	0
Agriculture	0	0	0	0	0
Residential real estate and consumer	8	5	5	2	0
Total recoveries	8	5	5	2	0

Net loan charge-offs/(recoveries)	4,411	1,110	397	13	1

Provision for loan losses	5,862	2,188	555	595	705

Reclassification of reserve related to off-balance-sheet commitments	0	(16)	8	(217)	0

Balance at end of period	$7,020	$5,569	$4,507	$4,341	$3,976

Ratios:
Net loan charge-offs/(recoveries) to average total loans	1.03%	0.28%	0.10%	0.00%	0.00%
Allowance for loan losses to total loans at end of period	1.65%	1.30%	1.16%	1.15%	1.16%
Net loan charge-offs (recoveries) to allowance for loan losses at end of period	62.83%	19.93%	8.81%	0.29%	0.02%
Net loan charge-offs (recoveries) to provision for loan losses	75.25%	50.73%	71.57%	2.12%	0.10%

The table below summarizes, for the periods indicated, the balance of the allowance for loan losses and the percentage of each type of loan balance at the end of each period (See “Loan Portfolio” above for a description of each type of loan balance):

Allocation of the Allowance for Loan Losses

	Amount Outstanding as of December 31,
	2009	2008	2007	2006	2005
	(Dollars in Thousands)
Applicable to:
Commercial real estate	$4,611	$3,329	$2,672	$2,755	$2,693
Commercial	670	806	663	413	364
Real estate construction	1,142	997	837	885	691
Agriculture	347	210	189	162	118
Residential real estate and consumer	$250	$227	147	126	110
Total Allowance	$7,020	$5,569	$4,507	$4,341	$3,976

Other Earning Assets

For various business purposes, we make investments in earning assets other than the interest-earning securities discussed above. Before 2007, the only other earning assets held by us were insignificant amounts of Federal Home Loan Bank stock, Federal Reserve Bank stock and the cash surrender value on the Bank Owned Life Insurances (“BOLI”). Balances of the Federal Home Loan Bank stock, Federal Reserve Bank stock and the BOLI cash surrender value as of December 31, 2009 were $3.8 million, $1.2 million and $10.3 million, respectively.

During 2007, we invested in a low-income housing tax credit funds (“LIHTCF”) to promote our participation in CRA activities. We committed to invest $1 million, over the next two to three years. We anticipate receiving the return following this two to three year period in the form of tax credits and tax deductions over the next fifteen years.

The balances of other earning assets as of December 31, 2009 and December 31, 2008 were as follows:

Dollars in Thousands	Balance as of December 31, 2009	Balance as of December 31, 2008
Type
BOLI	$10,268	$9,859
LIHTCF	$769	$846
Federal Reserve Bank Stock	$1,157	$751
Federal Home Loan Bank Stock	$3,804	$3,804

Deposits and Other Sources of Funds

Deposits

Total deposits at December 31, 2009, and 2008 were $429.2 million, and $378.2 million, respectively, representing an increase of $51 million or 13.5%, in 2009. The average deposits for the years ended December 31, 2009 increased $48.3 million or 13.2% to $413.8 million compared to $365.5 million at December 31, 2008.

Deposits are the Bank’s primary source of funds. Due to strategic emphasis by management, core deposits (consisting of DDA, NOW, Money Market and Savings accounts) increased by 20.7% in 2009 to $347.1 million at December 31, 2009.  As a result, the percentage of core deposits to total deposits increased to 80.9% from 76.0% as of December 31, 2009 as compared to December 31, 2008.  The average rate paid on time deposits in denominations of $100,000 or more was 2.36% and 3.92% for the years ended December 31, 2009 and 2008, respectively.  The composition and cost of the Company’s deposit base are important components in analyzing the Company’s net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein.  See “Net Interest Income and Net Interest Margin” for further discussion.

The Company’s liquidity is impacted by the volatility of deposits or other funding instruments or, in other words, by the propensity of that money to leave the institution for rate-related or other reasons. Deposits can be adversely affected if economic conditions in California and the Company’s market area in particular, continue to weaken. Potentially, the most volatile deposits in a financial institution are jumbo certificates of deposit, meaning time deposits with balances that equal or exceed $100,000, as customers with balances of that magnitude are typically more rate-sensitive than customers with smaller balances

The following tables summarize the distribution of average daily deposits and the average daily rates paid for the periods indicated:

Distribution of Average Daily Deposits

(Dollars in Thousands)

	Average Deposits
	2009		2008		2007
	Average	Average	Average	Average	Average	Average
Dollars in Thousands	Balance	Rate	Balance	Rate	Balance	Rate

Demand, noninterest-bearing	$62,874	0.00%	$61,554	0.00%	$58,468	0.00%
Money market	183,314	1.34%	149,202	2.40%	125,574	3.62%
NOW	56,921	0.47%	54,160	0.71%	53,634	1.05%
Savings	13,851	0.72%	15,563	1.66%	16,745	3.33%
Time certificates of deposit of $100,000 or more	48,912	2.36%	40,172	3.92%	66,007	5.20%
Other time deposits	47,883	2.04%	44,846	3.21%	49,118	4.34%
Total deposits	$413,755	1.20%	$365,497	1.98%	$369,546	3.04%

The scheduled maturities of our time deposits in denominations of $100,000 or greater at December 31, 2009 are, as follows:

Maturities of Time Deposits of $100,000 or More

(Dollars in Thousands)

Three months or less	$21,863
Over three months through six months	12,574
Over six months through twelve months	8,055
Over twelve months	3,353
Total	$45,845

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks.  Three of our clients carry deposit balances of more than 1% of our total deposits, none of which had a deposit balance of more than 3% of total deposits at December 31, 2009.

The only brokered deposit the Bank holds are from CDARS, a certificate of deposit program that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer.  The Bank had $11.4 million and $15.5 million in brokered deposits as of December 31, 2009 and 2008, respectively.

FHLB Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. Our outstanding FHLB advances decreased by $36.8 million to $32.2 million at year-end 2009 compared to the prior year as a result of our emphasis on managing non-relationship, high cost CDs.  See “Liquidity Management” below for the details on the FHLB borrowings program.

The following table is a summary of FHLB borrowings for fiscal years 2009 and 2008:

Dollars in Thousands	2009	2008
Balance at year-end	$32,200	$69,000
Average balance during the year	$44,038	$59,441
Maximum amount outstanding at any month-end	$79,000	$79,100
Average interest rate during the year	1.55%	2.50%
Average interest rate at year-end	1.75%	1.51%

Return on Equity and Assets

The following table sets forth certain information regarding our return on equity and assets for the periods indicated:

	At December 31, 2009	At December 31, 2008
Return on average assets	0.38%	0.46%
Return on average common equity	2.51%	4.77%
Dividend payout ratio	16.54%	27.38%
Equity to assets ratio	11.57%	11.41%

Deferred Compensation Obligations

We maintain a nonqualified, unfunded deferred compensation plan for certain key management personnel.  Under this plan, participating employees may defer compensation, which will entitle them to receive certain payments upon retirement, death, or disability.  The plan provides for payments commencing upon retirement and reduced benefits upon early retirement, disability, or termination of employment. At December 31, 2009 and 2008, our aggregate payment obligations under this plan totaled $7.6 million for both periods.

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of December 31, 2009, and 2008, we had commitments to extend credit of $63.1 million and $63.1 million, respectively.  Obligations under standby letters of credit were $2.8 million and $3.53 million, for 2009, and 2008, respectively, and there were no obligations under commercial letters of credit for either period.

The effect on our revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used. For more information regarding our off balance sheet arrangements, see Note 14- Commitments and Other Contingencies- to our 2009 year end financial statements located elsewhere in this report.

Contractual Obligations

The following chart summarizes certain contractual obligations of the Bank as of December 31, 2009 (dollars in thousands):

Contractual Obligations	Less than 1 Year	1-3 years	3-5 years	More than 5 years	Total
FHLB borrowings	$27,200	$5,000	$	$	$32,200
Operating lease obligations	824	1,616	1,584	3,052	7,076
Supplemental retirement plans	17	51	179	900	1,147
Time deposit maturities	73,894	8,146	20	0	82,060

Total	$101,935	$14,813	$1,783	$3,952	$122,483

As permitted or required under California law and to the maximum extent allowable under that law, we have certain obligations to indemnify our current and former officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity.  We also have the power to similarly indemnify our current and former officers.  These indemnification obligations are valid as long as the director or officer acted in good faith and in a manner the person reasonably believed to be in, or not opposed to, our best interests, and with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful.  The maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited; however, we have a director and officer insurance policy that mitigates our exposure and enables us to recover a portion of any future amounts paid.  We believe the estimated fair value of these indemnification obligations is minimal.

Liquidity and Asset/Liability Management

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

Since our deposit growth strategy emphasizes core deposit growth we have avoided relying on brokered deposits as a consistent source of funds.  The only brokered deposit the Bank holds are from CDARS, a certificate of deposit program that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer.  The Bank had $11.4 million and $10.5 million in brokered deposits as of December 31, 2009 and 2008, respectively.

At December 31, 2009 and December 31, 2008, the Bank had total FHLB advances outstanding of $32.2 million and $69.0 million, respectively.  At December 31, 2009 and December 31, 2008, the Bank had sufficient collateral to borrow an additional $86.2 million and $38.1 million, respectively.  In addition, the Bank had lines of credit to purchase overnight federal funds with its correspondent banks totaling $20 million.  No advances were made on these lines of credit as of December 31, 2009 and December 31, 2008.

Oak Valley Bancorp’s liquidity depends primarily on dividends paid to it as sole shareholder of the Bank. The Bank’s ability to pay dividends to Oak Valley Bancorp without regulatory approval will depend on whether the Bank will be in a position to pay dividends.

Maintenance of adequate liquidity requires that sufficient resources be available at all time to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, loans and securities available for sale. Our liquid assets at December 31, 2009 and 2008 totaled approximately $80.1 million and $60.9 million, respectively.  Our liquidity level measured as the percentage of liquid assets to total assets was 15.26% and 12.0% at December 31, 2009, and 2008, respectively.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio and stock issued by the FHLB. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity.  As of December 31, 2009, our borrowing capacity from the FHLB was about $118 million and the outstanding balance was $32.2 million, or approximately 27% of our borrowing capacity.  We also maintain two lines of credit with correspondent banks to purchase up to $20 million in federal funds.

Capital Resources and Capital Adequacy Requirements

In the past two years, our primary source of capital has been internally generated operating income through retained earnings. At December 31, 2009, total shareholders’ equity increased to $60.7 million, representing an increase of $2.7 million from December 31, 2008.  In December 2008, the Bank was selected to participate in the U.S. Treasury Capital Purchase Program which demonstrates the confidence the U.S. Treasury Department has in the stability of the Bank. The Bank issued $13.5 million in preferred stock and intends to use the capital to increase credit availability to local, creditworthy, businesses and consumers. The preferred stock shares have a 5% coupon for 5 years and 9% thereafter. Warrants to purchase 350,346 shares of common stock at a per share exercise price of $5.78 are attached and fully exercisable. The warrants expire 10 years after the issuance date. The securities issued to the Treasury are accounted for as components of regulatory Tier 1 capital.

As of December 31, 2009, we had no material commitments for capital expenditures other than the preferred stock dividend payments due to the U.S. Treasury Department.

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

As of December 31, 2009, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to the Bank’s capital ratios as of the dates specified:

	Regulatory Well- Capitalized Standards	December 31, 2009	December 31, 2008
Total capital to risk-weighted assets	10.0%	13.6%	13.3%
Tier I capital to risk-weighted assets	6.0%	12.3%	12.1%
Tier I capital to average assets	5.0%	11.3%	11.8%

Market Risk

Market risk is the risk of loss of future earnings, fair values, or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market risk sensitive instruments. Market risk is attributed to all market risk sensitive financial instruments, including securities, loans, deposits and borrowings, as well as the Bank’s role as a financial intermediary in customer-related transactions. The objective of market risk management is to avoid excessive exposure of the Bank’s earnings and equity to loss and to reduce the volatility inherent in certain financial instruments.

Interest Rate Management

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Bank’s market risk exposure is primarily that of interest rate risk, and it has established policies and procedures to monitor and limit earnings and balance sheet exposure to changes in interest rates. The Bank does not engage in the trading of financial instruments, nor does the Bank have exposure to currency exchange rates.

The principal objective of interest rate risk management (often referred to as “asset/liability management”) is to manage the financial components of the Bank in a manner that will optimize the risk/reward equation for earnings and capital in relation to changing interest rates. The Bank’s exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent, and that the goal is to identify and manage the risks. Management uses two methodologies to manage interest rate risk: (i) a standard GAP analysis; and (ii) an interest rate shock simulation model.

The planning of asset and liability maturities is an integral part of the management of an institution’s net interest margin. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, the net interest margin may change over time. Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of loans or securities or in the form of delays in the adjustment of rates of interest applying to either earning assets with floating rates or to interest bearing liabilities. The Bank has generally been able to control its exposure to changing interest rates by maintaining primarily floating interest rate loans and a majority of its time certificates with relatively short maturities.

Interest rate changes do not affect all categories of assets and liabilities equally or at the same time. Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities, which may have a significant effect on the net interest margin and are not reflected in the interest sensitivity analysis table. Because of these factors, an interest sensitivity gap report may not provide a complete assessment of the exposure to changes in interest rates.

The Bank uses modeling software for asset/liability management in order to simulate the effects of potential interest rate changes on the Bank’s net interest margin, and to calculate the estimated fair values of the Bank’s financial instruments under different interest rate scenarios. The program imports current balances, interest rates, maturity dates and repricing information for individual financial instruments, and incorporates assumptions on the characteristics of embedded options along with pricing and duration for new volumes to project the effects of a given interest rate change on the Bank’s interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Bank’s investment, loan, deposit and borrowed funds portfolios. These rate projections can be shocked (an immediate and parallel change in all base rates, up or down) and ramped (an incremental increase or decrease in rates over a specified time period), based on current trends and econometric models or stable economic conditions (unchanged from current actual levels).

The Bank applies a market value (“MV”) methodology to gauge its interest rate risk exposure as derived from its simulation model. Generally, MV is the discounted present value of the difference between incoming cash flows on interest-earning assets and other investments and outgoing cash flows on interest-bearing liabilities and other liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the MV which would result from a theoretical 200 basis point (1 basis point equals 0.01%) change in market interest rates. Both a 200 basis point increase and a 200 basis point decrease in market rates are considered.

At December 31, 2009, it was estimated that the Bank’s MV would decrease 17.75% in the event of a 200 basis point increase in market interest rates. The Bank’s MV at the same date would increase 4.48% in the event of a 200 basis point decrease in applicable interest rates.

Presented below, as of December 31, 2009 and 2008, is an analysis of the Bank’s interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of applicable interest rates:

		2009				2008
				Market Value as a % of Present Value of Assets				Market Value as a % of Present Value of Assets
		$ Change in Market Value	% Change in Market Value	MV Ratio	Change (bp)	$ Change in Market Value	% Change in Market Value	MV Ratio	Change (bp)
		(Dollars in thousands)
Change in rates
+200	bp	$(13,223)	(17.75)%	11.99%	(197)	$(15,915)	(26.93)%	8.78%	(283)
+100	bp	$(7,393)	(9.92)%	12.87%	(109)	$(8,779)	(14.86)%	10.07%	(154)
0	bp	$—	—%	13.96%	—	$—	—%	11.61%	—
-100	bp	$6,679	8.97%	14.88%	92	$11,339	19.19%	13.51%	190
-200	bp	$3,334	4.48%	14.16%	20	$16,274	27.54%	14.30%	269

Management believes that the MV methodology overcomes three shortcomings of the typical maturity gap methodology. First, it does not use arbitrary repricing intervals and accounts for all expected future cash flows. Second, because the MV method projects cash flows of each financial instrument under different interest rate environments, it can incorporate the effect of embedded options on an institution’s interest rate risk exposure. Third, it allows interest rates on different instruments to change by varying amounts in response to a change in market interest rates, resulting in more accurate estimates of cash flows.

However, as with any method of gauging interest rate risk, there are certain shortcomings inherent to the MV methodology. The model assumes interest rate changes are instantaneous parallel shifts in the yield curve. In reality, rate changes are rarely instantaneous. The use of the simplifying assumption that short-term and long-term rates change by the same degree may also misstate historic rate patterns, which rarely show parallel yield curve shifts. Further, the model assumes that certain assets and liabilities of similar maturity or period to repricing will react in the same way to changes in rates. In reality, certain types of financial instruments may react in advance of changes in market rates, while the reaction of other types of financial instruments may lag behind the change in general market rates. When interest rates change, actual loan prepayments and actual early withdrawals from certificates may deviate significantly from the assumptions used in the model. Finally, this methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan clients’ ability to service their debt. All of these factors are considered in monitoring the Bank’s exposure to interest rate risk.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the Independent Auditors’ Report appear on pages F-1 through F-31 of this Report and are incorporated into this Item 8 by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2009. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls were effective as of December 31, 2009, the period covered by this report.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It includes those policies and procedures that:

•                  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;

•                  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and the board of directors of the company; and

•                  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on its financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management has used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has selected the COSO framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board, that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company’s internal controls, is sufficiently complete so that relevant controls are not omitted and is relevant to an evaluation of internal controls over financial reporting.

Based on our assessment, management has concluded that our internal control over financial reporting, based on criteria established in Internal Control — Integrated Framework issued by COSO was effective as of December 31, 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2010 Annual Meeting of Shareholders.    The Company and the Bank have adopted a Code of Ethics that applies to all staff including the Chief Executive Officer, and the Chief Financial Officer. A copy of the Code of Ethics will be provided to any person, without charge, upon written request to Corporate Secretary, Oak Valley Bancorp, 125 North Third Avenue, Oakdale, CA 95361.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2010 Annual Meeting of Shareholders.

ITEM 12.                           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2010 Annual Meeting of Shareholders.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2010 Annual Meeting of Shareholders.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2010 Annual Meeting of Shareholders.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The Financial Statements of the Company and the Report of Independent Registered Public Accounting Firm are set forth on pages F-1 through F-31.

(a)(2) Financial Statement Schedules

All schedules to the Financial Statements are omitted because of the absence of the conditions under which they are required or because the required information is included in the Financial Statements or accompanying notes.

(a)(3) Exhibits

The exhibit list required by this Item is incorporated by reference to the Exhibit Index included in this report. The warranties, representations and covenants contained in any of the agreements included herein or which appear as exhibits hereto should not be relied upon by buyers, sellers or holders of the Company’s securities and are not intended as warranties, representations or covenants to any individual or entity except as specifically set forth in such agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Oakdale, California on March 30, 2010.

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

Signature	Title	Date

/s/ DONALD BARTON	Director	March 30, 2010
Donald Barton

/s/ CHRISTOPHER M. COURTNEY	Director	March 30, 2010
Christopher M. Courtney

/s/ JAMES L. GILBERT	Director	March 30, 2010
James L. Gilbert

/s/ THOMAS A. HAIDLEN	Director	March 30, 2010
Thomas A. Haidlen

/s/ MICHAEL Q. JONES	Director	March 30, 2010
Michael Q. Jones

/s/ RONALD C. MARTIN	Director	March 30, 2010
Ronald C. Martin

/s/ ROGER M. SCHRIMP	Director	March 30, 2010
Roger M. Schrimp

/s/ DANNY L. TITUS	Director	March 30, 2010
Danny L. Titus

/s/ RICHARD J. VAUGHAN	Director	March 30, 2010
Richard J. Vaughan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Oak Valley Bancorp

We have audited the accompanying consolidated balance sheets of Oak Valley Bancorp and subsidiary (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oak Valley Bancorp and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Stockton, California

March 31, 2010

OAK VALLEY BANCORP
BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS

Cash and due from banks	$20,003,548	$9,072,860
Federal funds sold	1,645,000	765,000
Cash and cash equivalents	21,648,548	9,837,860

Securities available for sale	50,765,314	41,448,877
Loans, net of allowance for loan loss of $7,020,222 in 2009 and $5,569,496 in 2008	417,795,686	421,572,911
Bank premises and equipment, net	10,167,297	11,093,967
Other real estate owned (OREO)	2,149,514	2,745,575
Accrued interest and other assets	22,195,354	21,503,821

	$524,721,713	$508,203,011

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$429,210,284	$378,248,467
Accrued interest and other liabilities	2,619,178	2,968,465
FHLB advances	32,200,000	69,000,000

Total liabilities	464,029,462	450,216,932

Commitments and contingencies (Note 14)

Shareholders’ equity
Preferred stock, no par value; $1,000 per share liquidation preference, 10,000,000 shares authorized and 13,500 issued and outstanding at December 31, 2009 and December 31, 2008	12,847,297	12,680,649
Common stock, no par value; 50,000,000 shares authorized, 7,681,877 and 7,661,627 shares issued and outstanding at December 31, 2009 and 2008, respectively	23,933,440	23,863,331
Additional paid-in capital	1,997,747	1,925,224
Retained earnings	20,230,683	19,226,645
Accumulated other comprehensive income, net of tax	1,683,084	290,230

Total shareholders’ equity	60,692,251	57,986,079

	$524,721,713	$508,203,011

See accompanying notes

OAK VALLEY BANCORP
STATEMENTS OF EARNINGS

	YEAR ENDED DECEMBER 31,
	2009	2008
INTEREST INCOME
Interest and fees on loans	$26,686,633	$27,611,325
Interest on securities available for sale	2,585,816	1,615,951
Interest on federal funds sold	5,117	17,996
Interest on deposits with banks	5,205	1,887
Total interest income	29,282,771	29,247,159

INTEREST EXPENSE
Deposits	4,956,231	7,240,037
FHLB advances	684,137	1,484,525
Federal funds purchased	419	7,748
Total interest expense	5,640,787	8,732,310

Net interest income	23,641,984	20,514,849
PROVISION FOR LOAN LOSSES	5,862,012	2,188,139

Net interest income after provision for loan losses	17,779,972	18,326,710

NONINTEREST INCOME
Service charges on deposits	1,163,515	1,299,014
Earnings on cash surrender value of life insurance	408,628	370,004
Mortgage commissions	139,757	100,857
Other	929,483	752,532
Total non-interest income	2,641,383	2,522,407

NONINTEREST EXPENSES
Salaries and employee benefits	7,780,574	9,305,601
Occupancy expenses	2,717,285	2,694,684
Data processing fees	894,056	764,792
OREO expenses	2,653,205	1,553,881
Assessments (FDIC & DFI)	996,288	343,610
Other operating expenses	3,177,025	3,202,675
Total non-interest expense	18,218,433	17,865,243

Earnings before provision for income taxes	2,202,922	2,983,874

PROVISION FOR INCOME TAXES	203,194	822,045
NET EARNINGS	$1,999,728	$2,161,829

Preferred stock dividends and accretion	841,644	63,819

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,158,084	$2,098,010

NET EARNINGS PER COMMON SHARE	$0.15	$0.27

NET EARNINGS PER DILUTED COMMON SHARE	$0.15	$0.27

See accompanying notes

OAK VALLEY BANCORP

STATEMENTS OF SHAREHOLDERS’ EQUITY

	YEARS ENDED DECEMBER 31, 2009 AND 2008
								Accumulated
					Additional			Other	Total
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Income	Equity
Balances, January 1, 2008	7,607,780	$22,843,171			$1,748,380	$17,723,646		$46,193	$42,361,390
Stock options exercised	53,847	186,922							186,922
Issuance of preferred stock			13,500	$12,666,762					12,666,762
Issuance of TCPP warrants		833,238							833,238
Preferred stock accretion				13,887		(13,887)			0
Tax benefit of stock options exercised					54,195				54,195
Cash dividends ($0.075 per share)						(574,484)			(574,484)
Stock based compensation					122,649				122,649
Cumulative effect of adopting ASC Topic 715						(70,459)			(70,459)
Comprehensive income
Net changes in unrealized gain on available-for-sale securities (net of income tax of $158,664)							244,037	244,037	244,037
Net income						2,161,829	2,161,829		2,161,829
Comprehensive income							$2,405,866
Balances, December 31, 2008	7,661,627	$23,863,331	13,500	$12,680,649	$1,925,224	$19,226,645		$290,230	$57,986,079
Stock options exercised	20,250	$70,109							70,109
Preferred stock accretion				$166,648		$(166,648)			0
Preferred stock dividend payments						(637,500)			(637,500)
Cash dividends ($0.025 per share)						(191,542)			(191,542)
Stock based compensation					72,523				72,523
Comprehensive income
Net changes in unrealized gain on available-for-sale securities (net of income tax of $988,188)							1,392,854	1,392,854	1,392,854
Net income						1,999,728	1,999,728		1,999,728
Comprehensive income							$3,392,582
Balances, December 31, 2009	7,681,877	$23,933,440	13,500	$12,847,297	$1,997,747	$20,230,683		$1,683,084	$60,692,251

See accompanying notes

OAK VALLEY BANCORP

STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,999,728	$2,161,829
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for loan losses	5,862,012	2,188,139
Depreciation, amortization and accretion, net	1,034,184	1,116,198
Stock-based compensation expense	72,523	122,649
Excess tax benefits from stock-based payment arrangements	0	(54,195)
Loss on sale of premises and equipment	0	1,434
OREO Write downs and losses on sale	2,352,113	1,553,881
Gain on called available for sale securities	(170,019)	0
Increase in BOLI cash surrender value	(408,628)	(370,004)
(Increase) decrease in deferred tax asset	(2,144,694)	(122,630)
Decrease in accrued interest payable and other liabilities	(349,287)	(701,001)
Decrease (increase) in accrued interest receivable	152,027	(7,744)
Decrease (increase) in other assets	1,650,071	(3,561,842)
Net cash from operating activities	10,050,030	2,326,714

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(16,945,222)	(15,606,409)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	10,208,488	7,947,699
Net increase in loans	(4,978,802)	(44,242,599)
Purchase of BOLI policies	0	(4,740,000)
Proceeds from sale of OREO	209,467	0
Net purchases of premises and equipment	(136,157)	(2,117,820)
Net cash from investing activities	(11,642,226)	(58,759,129)

CASH FLOWS FROM FINANCING ACTIVITIES:
FHLB advanced funds	55,900,000	269,863,000
FHLB payments	(92,700,000)	(231,863,000)
Federal funds advances	9,135,000	63,178,130
Federal funds payments	(9,135,000)	(63,178,130)
Proceeds from sale of preferred stock	0	13,500,000
Shareholder cash dividends paid	(191,542)	(574,484)
Preferred stock dividend payment	(637,500)	0
Net increase in demand deposits and savings accounts	59,504,414	10,146,439
Net decrease in time deposits	(8,542,597)	(9,245,748)
Excess tax benefits from stock-based payment arrangements	0	54,195
Proceeds from sale of common stock and exercise of stock options	70,109	186,922
Net cash from financing activities	13,402,884	52,067,324

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,810,688	(4,365,091)

CASH AND CASH EQUIVALENTS, beginning of period	9,837,860	14,202,951

CASH AND CASH EQUIVALENTS, end of period	$21,648,548	$9,837,860

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$6,003,735	$9,785,838
Income taxes	$1,264,000	$1,160,000

NON-CASH INVESTING ACTIVITIES:
Real estate acquired through foreclosure	$1,965,519	$2,745,575
Change in unrealized gain/loss on available-for-sale securities	$2,381,042	$402,701

NON-CASH FINANCING ACTIVITIES:
Tax benefit from stock options exercised	$0	$54,195
Cumulative effect of adopting ASC Topic 715	$0	$119,842
Accretion of preferred stock	$166,648	$0

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant accounting estimates reflected in the Bank’s 2009 financial statements include the allowance for loan losses, the valuation allowance for deferred tax assets, the fair value of stock options and the determination, recognition and measurement of impaired loans.  Actual results could differ from these estimates.

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

Investments with fair values that are less than amortized cost are considered impaired.  Impairment may result from either a decline in the financial condition of the issuing entity or, in the case of fixed interest rate investments, from rising interest rates. At each consolidated financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other than temporary. This assessment includes a determination of whether the Company intends to sell the security, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other than temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, the amount of impairment is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is calculated as the difference between the security’s amortized cost basis and the present value of its expected future cash flows.  The remaining difference between the security’s fair value and the present value of the future expected cash flows is deemed to be due to factors that are not credit related and is recognized in other comprehensive income.

Other real estate owned — Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of carrying amount of the loan or fair value of the property at the date of foreclosure less selling costs.  Subsequent to foreclosure, valuations are periodically performed and any subject revisions in the estimate of fair value are reported as adjustment to the carrying value of the real estate, provided the adjusted carrying amount does not exceed the original amount at

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

foreclosure.  Revenues and expenses from operations and changes in the valuation allowance are included in other operating expenses.  As of December 31, 2009, the Bank owned six properties with fair value balances totaling $2,150,000 that are considered other real estate owned.

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

The allowance for loan losses is evaluated on a regular basis by management and is based on management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective, as it requires estimates that are susceptible to significant revision as more information becomes available.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additional allowance based on their judgment about information available to them at the time of their examination.

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

The Bank recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2009 and 2008, the Bank recognized no unrecognized tax benefits or related interest and penalties.

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

Advertising costs — The Bank expenses marketing costs as they are incurred. Advertising expense was $136,000 and $126,000 for the years ended December 31, 2009 and 2008, respectively.

Comprehensive income — Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes items previously recorded directly to equity, such as unrealized gains and losses on securities available for sale. Comprehensive income is presented in the statement of shareholders’ equity. For the year ended December 31, 2009, $100,000 net of tax, was reclassified from comprehensive income into net income related to gains on called available for sale securities. No amounts were reclassified out of comprehensive income into net income for the year ended December 31, 2008.

Investment in limited partnership —  During 2007 the Bank acquired limited interests in a private limited partnership that acquires affordable housing properties in California that generate Low Income Housing Tax Credits under Section 42 of the Internal Revenue Code of 1986, as amended.  The Bank’s limited partnership investment is accounted for under the equity method.  The Bank’s noninterest expense associated with the utilization of these tax credits for the year ended December 31, 2009 and 2008 was $94,781 and $62,932, respectively.  The limited partnership investment is expected to generate a total tax benefit of approximately $1.16 million over the life of the investment for the combination of the tax credits and deductions on noninterest expense.  The tax credits expire between 2009 and 2022.  In 2008, a tax benefit of $140,000 was utilized for income tax purposes and an estimated amount of $132,000 will be utilized in 2009.  The recorded investment in limited partnerships totaled $769,299 and $845,500 at December 31, 2009 and 2008, respectively, and is reflected as a component of accrued interest and other assets on the balance sheets.

Federal Home Loan Bank Stock —  Federal Home Loan Bank stock represents the Company’s investment in the stock of the Federal Home Loan Bank of San Francisco (“FHLB”) and is carried at par value, which reasonably approximates its fair value. While technically these are considered equity securities, there is no market for the FHLB stock. Therefore, the shares are considered as restricted investment securities.  Management periodically evaluates FHLB stock for other-than-temporary impairment.  Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB.

Stock based compensation — The Bank recognizes in the income statement the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period).  The bank uses the straight-line recognition of expenses for awards with graded vesting.

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

The fair value of each option is estimated on the date of grant using an options pricing model with the following weighted average assumptions:

	YEAR ENDED DECEMBER 31,
	2009	2008
Pricing model	Binomial	Binomial
Dividend yield	1.82%	1.54%
Expected volatility	43.55%	36.25%
Risk-free interest rate	2.60%	4.22%
Expected option term	7.15 years	7.27 years
Stock-based compensation recorded	$72,523	$122,649

Reclassifications — Certain prior year amounts have been reclassified to conform to the current year presentation. There was no effect on net income or shareholders’ equity.

Recently Issued Accounting Standards —

ASC Topic 715, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.”  ASC Topic 715 requires the recognition of a liability and related compensation expense for bank owned life insurance policies with joint beneficiary agreements that provide a benefit to an employee that extends to post-retirement periods.  Under ASC Topic 715, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee.  Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement.  If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in ASC Topic 715, “Employer’s Accounting for Postretirement Benefits Other Than Pensions.”  The Company adopted this pronouncement effective January 1, 2008. The impact to the Company’s financial position, results of operations and cash flows was not material.

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

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 became effective for the Company’s financial statements beginning October 1, 2009 and did not have a significant impact on the Company’s financial statements.

FASB ASC Topic 320, “Investments — Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320, “Investments - Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the second quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.

FASB ASC Topic 825 “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825,”Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required under Topic 825 were included in the Company’s Form 10-Q beginning June 30, 2009.

NOTE 2 — CASH AND DUE FROM BANKS

Cash and due from banks includes balances with the Federal Reserve Bank and other correspondent banks. The Bank is required to maintain specified reserves by the Federal Reserve Bank. The average reserve requirements are based on a percentage of the Bank’s deposit liabilities. In addition, the Federal Reserve Bank requires the Bank to maintain a certain minimum balance at all times.  As of December 31, 2009 the Bank had a balance of $10,440,736 which is more than adequate to satisfy the reserve requirement.

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 3 — SECURITIES

The amortized cost and estimated fair values of debt securities as of December 31, 2009, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$29,475,777	1,511,122	$(2,181)	$30,984,718
Collateralized mortgage obligations	2,883,988	110,758	—	2,994,746
Municipalities	12,327,922	1,235,683	(6,454)	13,557,151
SBA Pools	1,588,867	—	(9,519)	1,579,348
Asset-Back Security	81,867	707	—	82,574
Mutual Fund	1,546,465	20,312	—	1,566,777
	$47,904,886	$2,878,582	$(18,154)	$50,765,314

The following tables detail the gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009.

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. agencies	$425,908	$(2,181)	$—	—	$425,908	$(2,181)
Collateralized mortgage obligations	—	—	—	—	—	—
Municipalities	402,628	(6,454)	—	—	402,628	(6,454)
SBA Pools	—	—	1,579,348	(9,519)	1,579,348	(9,519)
Asset Backed Securities	—	—	—	—	—	—
Total temporarily impaired securities	$828,536	$(8,635)	$1,579,348	$(9,519)	$2,407,884	$(18,154)

At December 31, 2009, two SBA pools make up the total amount of securities in an unrealized loss position for greater than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due solely to interest rate changes and the Bank does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 3 — SECURITIES (CONTINUED)

The amortized cost and estimated fair value of debt securities at December 31, 2009, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$510,000	$515,527
Due after one year through five years	4,351,241	4,787,740
Due after five years through ten years	19,242,750	20,634,864
Due after ten years	23,800,895	24,827,183
	$47,904,886	$50,765,314

The amortized cost and estimated fair values of debt securities as of December 31, 2008, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$25,540,641	$609,957	$(65,680)	$26,084,918
Collateralized mortgage obligations	3,438,998	54,471	(8,861)	3,484,608
Municipalities	9,970,961	14,829	(83,567)	9,902,223
SBA Pools	1,820,810	—	(41,682)	1,779,128
Asset-Back Security	198,081	—	(81)	198,000
	$40,969,491	$679,257	$(199,871)	$41,448,877

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

At December 31, 2008, four U.S. agencies, one collateralized mortgage obligations and two SBA pools make up the total amount of securities in an unrealized loss position for greater than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due solely to interest rate

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 3 — SECURITIES (CONTINUED)

changes and the Bank does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

Realized gains on called of available-for-sale securities during 2009 totaled $170,019 and there were no gains or losses recorded in 2008. There were no sales of available-for-sale securities during 2009 and 2008.

Securities carried at $34,545,513 and $30,117,814 at December 31, 2009 and 2008, respectively, were pledged to secure deposits of public funds.

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

Loan totals were as follows:

	YEARS ENDED DECEMBER 31,
	2009	2008
Loans
Commercial real estate	$283,387,329	$268,741,826
Commercial	38,159,590	37,302,286
Real estate construction	52,951,968	73,321,446
Agriculture	29,659,656	25,916,928
Residential real estate and consumer	21,468,468	22,894,644

Total loans	425,627,011	428,177,130

Less:
Deferred loan fees and costs, net	(811,103)	(1,034,723)
Allowance for loan losses	(7,020,222)	(5,569,496)

Net loans	$417,795,686	$421,572,911

Changes in the allowance for loan losses were as follows:

	YEARS ENDED DECEMBER 31,
	2009	2008

Balance, beginning of year	$5,569,496	$4,506,753
Provision charged to operations	5,862,012	2,188,139
Loans charged off	(4,419,335)	(1,114,534)
Loan recoveries	8,049	4,745
Reclassification of reserve related to off-balance-sheet commitments	—	(15,608)
Balance, end of year	$7,020,222	$5,569,496

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 4 — LOANS (CONTINUED)

Changes in the allowance off-balance-sheet commitments were as follows:

	YEARS ENDED DECEMBER 31,
	2009	2008

Balance, beginning of year	$175,331	$209,757
Reclassification of reserves from allowance for loan losses	—	15,608
Provision Charged to Operations for Off Balance Sheet	(3,431)	(50,034)
Balance, end of year	$171,900	$175,331

The method for calculating the allowance for off-balance-sheet is based on an allowance percentage which is less than other outstanding loan types because they are at a lower risk level.  This allowance percentage is evaluated by management periodically and is applied to the total undisbursed loan commitment balance to calculate the allowance for off-balance-sheet commitments.

The total recorded investment in impaired loans at December 31, 2009, was $14,418,204. The average recorded investment in impaired loans was $10,201,716 during 2009. The recorded investment in impaired loans that have a specific reserve was $11,628,542 at December 31, 2009. The recorded investment in impaired loans that did not have a specific reserve was $2,789,662 at December 31, 2009. The total specific reserve related to impaired loans and included in the allowance for loan losses was $1,256,329. No interest income was recognized on impaired loans, while considered impaired during 2009. The total recorded investment in non-accrual loans was $14,418,204 at December 31, 2009.  In addition, there were no loans past due greater than 90 days and still accruing interest at December 31, 2009.  Additional interest income of approximately $457,000 would have been recorded during the year ended December 31, 2009, if these loans had been paid in accordance with their original terms.

The total recorded investment in impaired loans at December 31, 2008, was $4,078,765. The average recorded investment in impaired loans was $4,294,356 during 2008. The recorded investment in impaired loans that have a specific reserve was $3,322,670 at December 31, 2008. The recorded investment in impaired loans that did not have a specific reserve was $756,095 at December 31, 2008. The total specific reserve related to impaired loans and included in the allowance for loan losses was $768,719. No interest income was recognized on impaired loans, while considered impaired during 2008. The total recorded investment in non-accrual loans was $4,078,765 at December 31, 2008.  In addition, there was one real estate construction loan with a principal balance of $643,000 that was past due greater than 90 days and still accruing interest at December 31, 2008.  Additional interest income of approximately $135,000 would have been recorded during the year ended December 31, 2008, if these loans had been paid in accordance with their original terms.

At December 31, 2009 and 2008, loans carried at $315,445,820 and $274,578,420, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 5 — PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows:

	DECEMBER 31,
	2009	2008

Land	$4,023,703	$4,023,703
Building	3,215,383	3,192,470
Leasehold improvements	3,604,173	3,604,173
Furniture, fixtures, and equipment	6,022,324	5,909,567
	16,865,583	16,729,913

Less accumulated depreciation and amortization	6,698,286	5,635,946

	$10,167,297	$11,093,967

Depreciation expense was $1,062,828 and $1,131,038 for the years ended 2009 and 2008, respectively.

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 6 — ACCRUED INTEREST AND OTHER ASSETS

Other assets are summarized as follows:

	DECEMBER 31,
	2009	2008
Interest income receivable on loans	$1,465,832	$1,676,613
Interest income receivable on investments	268,500	209,746
Net deferred tax asset	3,364,054	2,554,700
Federal Reserve Bank stock	1,157,050	750,550
Federal Home Loan Bank stock	3,803,700	3,803,700
Cash surrender value of life insurance	10,267,862	9,859,234
Investment in limited partnership	769,299	845,500
Prepaid expenses and other	1,099,057	1,803,778
	$22,195,354	$21,503,821

NOTE 7 — DEPOSITS

Deposit totals were as follows:

	DECEMBER 31,
	2009	2008

Demand	$69,646,979	$64,276,737
NOW accounts	57,377,899	53,485,103
Money market deposit accounts	202,947,582	157,351,888
Savings	17,177,924	12,532,242
Time, under $100,000	36,214,623	46,562,563
Time, $100,000 and over	45,845,277	44,039,934
Total deposits	$429,210,284	$378,248,467

Certificates of deposit issued and their remaining maturities at December 31, 2009, are as follows:

Year ending December 31,
2010	$73,893,639
2011	5,789,235
2012	2,356,626
2013	2,593
2014	17,807
$82,059,900

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 8 — FHLB ADVANCES

At December 31, 2009, the Bank had advances from the Federal Home Loan Bank (“FHLB”) totaling $32,200,000. Of the total advances outstanding, $27,200,000 represents term advances due in 2010, $5,000,000 represents term advances due in 2011, and there were no overnight open advances. The weighted average interest rate on these advances was 1.75% and interest payments are due monthly. Unused and available advances totaled $86,181,360 at December 31, 2009.  Loans carried at $315,445,820 as of December 31, 2009, were pledged as collateral on advances from the Federal Home Loan Bank.

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

NOTE 9 — INTEREST ON DEPOSITS

Interest on deposits was comprised of the following:

	YEARS ENDED DECEMBER 31,
	2009	2008

Savings and other deposits	$2,822,706	$4,210,099
Time deposits of $100,000 or more	1,151,690	1,578,851
Other time deposits	981,835	1,451,088
	$4,956,231	$7,240,037

NOTE 10 — INCOME TAXES

The provision for income taxes consists of the following:

	YEARS ENDED DECEMBER 31,
	2009	2008

Current
Federal	$2,025,546	$802,797
State	322,342	141,878
	2,347,888	944,675
Deferred
Federal	(1,575,946)	(8,812)
State	(568,748)	(113,818)
	(2,144,694)	(122,630)

	$203,194	$822,045

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 10 — INCOME TAXES (CONTINUED)

The components of the Bank’s deferred tax assets and liabilities (included in accrued interest and other assets on the balance sheet), is shown below:

	DECEMBER 31,
	2009	2008
Deferred tax assets:
Deferred loan fees	$188	$220
Allowance for loan losses	2,836,387	1,812,672
Accrued vacation	31,072	35,459
Accrued salary continuation liability	472,092	371,895
Deferred compensation	70,184	107,166
Split Dollar Life Insurance	—	128,395
Nonaccrual loans	182,333	55,552
Reserve for undisbursed commitments	70,744	—
OREO expenses	1,373,362	517,202
Holding company organization fees	53,919	57,988
Other	80,197	(144,586)
	5,170,478	2,941,963
Deferred tax liabilities:
Prepaid expenses	(133,737)	(170,093)
FHLB dividends	(220,188)	(216,908)
Accumulated depreciation	(124,683)	(191,662)
Deferred loan costs	(65,212)	—
Stock Options	(49,710)	(50,301)
Investment in limited partnership	(1,243)	(815)
Accrued bonus	(7,866)	7,757
State income tax	(26,719)	76,485
Unrealized gain on securities available for sale	(1,177,066)	(184,564)
	(1,806,424)	(730,101)

Net deferred income tax asset	$3,364,054	$2,211,862

Management has assessed the realizability of deferred tax assets and believes it is more likely than not that all deferred tax assets will be realized in the normal course of operations. Accordingly, these assets have not been reduced by a valuation allowance.

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 10 — INCOME TAXES (CONTINUED)

The effective tax rate for 2009 and 2008 differs from the current Federal statutory income tax rate as follows:

	YEARS ENDED DECEMBER 31,
	2009	2008

Federal statutory income tax rate	34.0%	34.0%
State taxes, net of federal tax benefit	7.2%	7.2%
Tax exempt interest on municipal securities and loans	(12.3)%	(1.1)%
Tax exempt earnings on bank owned life insurance	(7.6)%	(5.1)%
Stock based compensation	1.3%	1.6%
Low income housing tax credit	(4.7)%	(3.6)%
California enterprise zone tax credits and deductions	(7.8)%	(4.7)%
Other	(0.9)%	(0.8)%
Effective tax rate	9.2%	27.5%

Oak Valley Bancorp files a consolidated return in the U.S. Federal tax jurisdiction and a combined report in the State of California tax jurisdiction.  Prior to the formation of Bancorp in 2008, the Bank filed in the U.S. Federal and California jurisdictions on a stand-alone basis.  None of the entities are subject to examination by taxing authorities for years before 2005 for U.S. Federal or for years before 2004 for California.

NOTE 11 — STOCK OPTION PLAN

During 1991 the Bank’s Board of Directors approved a fixed stock option plan (the “Plan”, which was subsequently amended in 1998 and 2008) under which incentive and non-qualified stock options may be granted to key employees and directors, respectively, to purchase up to thirty-five percent of the authorized and un-issued common stock of the Bank at a price equal to the fair market value on the date of grant. The Plan provides that the options are exercisable in equal increments over a five-year period from the date of grant or over any other schedule approved by the Board of Directors. All incentive stock options expire no later than ten years from the date of grant. The Plan was ratified by the shareholders at the Bank’s annual meeting in April 1992.

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 11 — STOCK OPTION PLAN (CONTINUED)

A summary of the status of the Bank’s fixed stock option plan and changes during the year are presented below.

	DECEMBER 31, 2009
		Weighted-
		Average
		Exercise
	Shares	Price
Outstanding at beginning of year	420,455	$6.97
Granted	2,500	$5.04
Exercised	(20,250)	$3.46
Forfeited	(16,943)	$8.44

Outstanding at end of year	385,762	$7.08

	DECEMBER 31,
	2009	2008

Weighted-average fair value of options granted during the year	$1.83	$4.16

Intrinsic value of options exercised	$14,940	$1,700,008

Options exercisable at year end:	354,062	343,005

Weighted average exercise price	$6.69	$6.23
Intrinsic value	108,264	412,074
Weighted average remaining contractual life	3.31 years	3.93 years

Options outstanding at year end:	385,762	420,455

Weighted average exercise price	$7.08	$6.97
Intrinsic value	108,264	412,074
Weighted average remaining contractual life	3.61 years	4.43 years

Tax benefits totaling $600 were recorded in the statement of earnings during 2009 related to the vesting of non-qualified stock options. As of December 31, 2009, there was $89,880 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 1.61 years.

For the year ended December 31, 2009, the Bank received $70,109 from the exercise of stock options and received no income tax benefits  related to the exercise of non-qualified employee stock options and disqualifying dispositions in the exercise of incentive stock options.

NOTE 12 — TREASURY CAPITAL PURCHASE PROGRAM

In response to the stresses in the credit markets and to protect and recapitalize the U.S. financial system, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law.  EESA includes the Treasury Capital Purchase Program (the “TCPP”), which was intended to inject liquidity into, and stabilize the financial industry.  On December 1, 2008, we received preliminary approval from the United States Department of the Treasury (the “U.S. Treasury”) to participate in the TCPP.  On December 5, the Bank issued to the U.S. Treasury 13,500 shares of senior preferred stock with a zero par value and a $1,000 per share liquidation preference, along with warrants to purchase 350,346 shares of common stock at a per share exercise price of $5.78, in exchange for aggregate consideration of $13.5 million.  Dividends will be payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year with a 5% coupon dividend rate for the first five years and 9% thereafter. If dividends on the senior preferred shares are not paid in full for six dividend periods, the U.S. Treasury will have the right to elect two directors to our board until full dividends have been paid for four consecutive dividend periods. The attached warrants are immediately exercisable and expire 10 years after the issuance date. We must comply with restrictions on executive compensation

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 12 — TREASURY CAPITAL PURCHASE PROGRAM (CONTINUED)

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

NOTE 13 — EARNINGS PER SHARE

The Bank’s calculation of earnings per share (“EPS”) including basic EPS, which does not consider the effect of common stock equivalents and diluted EPS, which considers all dilutive common stock equivalents is as follows:

	YEAR ENDED DECEMBER 31, 2009
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic EPS:
Net earnings available to common shareholders	$1,158,084	7,668,562	$0.15

Effect of dilutive securities:
Stock options	—	28,260
Warrants	—	—
Total dilutive shares		28,260

Diluted EPS:
Net earnings available to common shareholders plus assumed conversions	$1,158,084	7,696,822	$0.15

Anti-dilutive options to purchase 240,187 shares of common stock in prices ranging from $4.58 to $15.67 were outstanding during 2009. They were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. These options begin to expire in 2015.  In addition, warrants issued to the U.S. Treasury related to the Capital Purchase Program of 350,346 with a price of $5.78 were antidilutive and not included in EPS because the warrants’ exercise price was greater than the average market price of the common shares.

	YEAR ENDED DECEMBER 31, 2008
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Basic EPS:
Net earnings available to common shareholders	$2,098,010	7,642,775	$0.27

Effect of dilutive securities:
Stock options	—	91,106
Warrants	—	4,723
Total dilutive shares		95,829

Diluted EPS:
Net earnings available to common shareholders plus assumed conversions	$2,098,010	7,738,604	$0.27

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 13 — EARNINGS PER SHARE (CONTINUED)

Anti-dilutive options to purchase 254,875 shares of common stock in prices ranging from $7.20 to $15.67 were outstanding during 2008. They were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. These options begin to expire in 2015.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

The Bank is obligated for rental payments under certain operating lease agreements, some of which contain renewal options and escalation clauses that provide for increased rentals. Total rental expense for the years ended December 31, 2009 and 2008, was $828,893 and $904,800, respectively.

At December 31, 2009, the future minimum commitments under these operating leases are as follows:

Year ending December 31,
2010	$824,448
2011	800,644
2012	815,493
2013	802,456
2014	781,142
Thereafter	3,051,929
$7,076,112

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

Financial instruments whose contract amounts represent credit risk:

Contract
Amount

Undisbursed loan commitments	$48,106,176
Checking reserve	1,216,396
Equity lines	10,996,018
Standby letters of credit	2,813,835
$63,132,425

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 15 — FINANCIAL INSTRUMENTS

Fair values of financial instruments — The financial statements include various estimated fair value information as of December 31, 2009 and 2008. Such information, which pertains to the Bank’s financial instruments, does not purport to represent the aggregate net fair value of the Bank. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change. The following methods and assumptions are used by the Bank.

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

Deposit liabilities — The fair values estimated for demand deposits (interest and non-interest checking, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying amounts). The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of the aggregate expected monthly maturities on time deposits.

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

The estimated fair values of the Bank’s financial instruments at December 31, 2009 were as follows:

	Carrying	Fair
	Amount	Value
Financial assets:

Cash and cash equivalents	$21,648,548	$21,648,548
Securities available for sale	50,765,314	50,765,314
Loans	425,627,011	434,698,550
Accrued interest receivable	1,734,332	1,734,332

Financial liabilities:

Deposits	(429,210,284)	(429,780,364)
FHLB advance	(32,200,000)	(32,367,049)
Accrued interest payable	(400,169)	(400,169)

Off-balance-sheet assets (liabilities):

Commitments and standby letters of credit		(631,324)

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

NOTE 16 — FAIR VALUE MEASUREMENTS

ASC Topic 820, Fair Value Measurements, which the Company adopted effective January 1, 2008, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis for the years ended December 31, 2009 and 2008 are summarized below:

	Fair Value Measurements at December 31, 2009 Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets and liabilities measured on a recurring basis:
Available-for-sale securities	$50,765,314	$		$50,765,314	$—

Assets and liabilities measured on a non-recurring basis:
Impaired Loans	$10,372,613		$—	$—	$10,372,613
Other real estate owned	$2,149,514		$—	$—	$2,149,514

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 16 — FAIR VALUE MEASUREMENTS (CONTINUED)

	Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets and liabilities measured on a recurring basis:
Available-for-sale securities	$41,448,877	$		$41,448,877	$—

Assets and liabilities measured on a non-recurring basis:
Impaired Loans	$2,553,951		$—	$—	$2,553,951

The fair value of securities available for sale equals quoted market price, if available.  If quoted market prices are not available, fair value is determined using quoted market prices for similar securities.  Changes in fair market value are recorded in other comprehensive income net of tax.  ASC Topic 820 applies to loans measured for impairment using the practical expedients permitted by ASC Topic 310, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. At December 31, 2009, impaired loans had a principal balance of $11,628,942, with a valuation allowance of $1,256,329.  Upon being classified as impaired, charge offs were taken to reduce the balance of each loan to an estimate of the collateral fair market value less cost to dispose. This estimate was a level 3 valuation.  There was no direct impact on the income statement.  The charge-offs were recorded as a debit to the allowance for loan losses.

NOTE 17 — RELATED PARTY TRANSACTIONS

The Bank, in the normal course of business, makes loans and receives deposits from its directors, officers, principal shareholders, and their associates. In management’s opinion, these transactions are on substantially the same terms as comparable transactions with other customers of the Bank. Loans to directors, officers, shareholders, and affiliates are summarized below:

	YEARS ENDED DECEMBER 31,
	2009	2008

Aggregate amount outstanding, beginning of year	$9,483,708	$5,785,792
New loans or advances during year	798,757	4,068,823
Repayments during year	(1,036,748)	(370,907)

Aggregate amount outstanding, end of year	$9,245,717	$9,483,708

Related party deposits totaled $6,207,318 and $9,518,344 at December 31, 2009 and 2008, respectively.

NOTE 18 — PROFIT SHARING PLAN

The profit sharing plan to which both the Bank and eligible employees contribute was established in 1995. Bank contributions are voluntary and at the discretion of the Board of Directors. Contributions were approximately $275,000 and $296,000 for 2009 and 2008, respectively.

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

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

During December 2001, the Bank awarded its directors a director retirement plan (“DRP”). Under the DRP, the participants will be provided with a fixed annual retirement benefit for ten years after retirement. The Bank is also responsible for certain pre-retirement death benefits under the DRP. In connection with the implementation of the DRP, the Bank purchased single premium life insurance policies on the life of each director covered under the DRP. The Bank is the owner and partial beneficiary of these life insurance policies. The assets of the DRP, under Internal Revenue Service regulations, are the property of the Bank and are available to satisfy the Bank’s general creditors.

Future compensation under both plans is earned for services rendered through retirement. The Bank accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the plans. The Bank’s current benefit liability is determined based on vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which average approximately 20 years. At December 31, 2009 and 2008, $1,147,125 and $903,657, respectively, has been accrued to date, based on a discounted cash flow using a discount rate of 6%, and is included in other liabilities.

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

The combined cash surrender value of all Bank-owned life insurance policies was $10,267,862 and $9,859,234 at December 31, 2009 and 2008, respectively. The cash surrender value of the life insurance policies is included in other assets (Note 6).

NOTE 21 — REGULATORY MATTERS

The Bank and the Company is subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table on the next page) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2009, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2009, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 21 — REGULATORY MATTERS (CONTINUED)

risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at December 31, 2009 and 2008, are presented in the following table.

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Capital ratios for Bank:
As of December 31, 2009
Total capital (to Risk- Weighted Assets)	$64,821,000	13.6%	$38,275,000	>8.0%	$47,844,000	>10.0%
Tier I capital (to Risk- Weighted Assets)	$58,817,000	12.3%	$19,137,000	>4.0%	$28,706,000	>6.0%
Tier I capital (to Average Assets)	$58,817,000	11.3%	$20,819,000	>4.0%	$26,024,000	>5.0%

As of December 31, 2008
Total capital (to Risk- Weighted Assets)	$63,379,000	13.3%	$38,206,000	>8.0%	$47,758,000	>10.0%
Tier I capital (to Risk- Weighted Assets)	$57,635,000	12.1%	$19,103,000	>4.0%	$28,655,000	>6.0%
Tier I capital (to Average Assets)	$57,635,000	11.8%	$19,593,000	>4.0%	$24,492,000	>5.0%

Capital ratios for Bancorp:
As of December 31, 2009
Total capital (to Risk- Weighted Assets)	$65,014,000	13.6%	$38,284,640	>8.0%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$59,009,000	12.3%	$19,142,320	>4.0%	N/A	N/A
Tier I capital (to Average Assets)	$59,009,000	11.3%	$20,824,480	>4.0%	N/A	N/A

As of December 31, 2008
Total capital (to Risk- Weighted Assets)	$63,440,000	13.3%	$38,211,000	>8.0%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$57,696,000	12.1%	$19,106,000	>4.0%	N/A	N/A
Tier I capital (to Average Assets)	$57,696,000	11.8%	$19,594,000	>4.0%	N/A	N/A

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 22 — PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET

	December 31,	December 31,
	2009	2008
ASSETS

Cash	$70,109	$—
Investment in bank subsidiary	60,499,830	57,925,039
Other assets	122,312	61,040

Total Assets	$60,692,251	$57,986,079

LIABILITIES AND SHAREHOLDERS’ EQUITY

Total liabilities	—	—

Shareholders’ equity
Preferred stock, no par value; $1,000 per share liquidation preference, 10,000,000 shares authorized and 13,500 issued and outstanding at December 31, 2009 and December 31, 2008	12,847,297	12,680,649
Common stock, no par value; 50,000,000 shares authorized, 7,681,877 and 7,661,627 shares issued and outstanding at December 31, 2009 and 2008, respectively	23,933,440	23,863,331
Additional paid-in capital	1,997,747	1,925,224
Retained earnings	20,230,683	19,226,645
Accumulated other comprehensive income, net of tax	1,683,084	290,230

Total shareholders’ equity	60,692,251	57,986,079

Total liabilities and shareholders’ equity	$60,692,251	$57,986,079

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 22 — PARENT ONLY CONDENSED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENT OF EARNINGS

	Year Ended December 31,
	2009	2008

INCOME
Dividends declared by subsidiary	$977,923	$711,929
Total income	977,923	711,929

EXPENSES
Audit expense	—	15,000
Legal expense	76,357	128,320
Other operating expenses	72,525	5,000
Total non-interest expense	148,882	148,320

Income before equity in undistributed income of subsidiary	829,041	563,609

Equity in undistributed net income of subsidiary	1,109,415	1,537,180
Income before income tax benefit	1,938,456	2,100,789

Income tax benefit	61,272	61,040

Net Income	$1,999,728	$2,161,829

Preferred Stock dividends and accretion	841,644	63,819

Net income available to common shareholders	$1,158,084	$2,098,010

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 22 — PARENT ONLY CONDENSED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENT OF CASHFLOWS

	YEAR ENDED DECEMBER 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,999,728	$2,161,829
Adjustments to reconcile net earnings to net cash from operating activities:
Undistributed net income of subsidiary	(1,109,415)	(1,537,179)
Increase in other assets	(61,272)	(61,040)
Net cash from operating activities	829,041	563,610

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Preferred Stock	—	13,500,000
Capital infusion into bank subsidiary	—	(13,500,000)
Dividends paid	(829,041)	(574,484)
Proceeds from sale of common stock and exercise of stock options	70,109	10,874
Net cash used in financing activities	(758,931)	(563,610)

NET INCREASE IN CASH AND CASH EQUIVALENTS	70,109	—

CASH AND CASH EQUIVALENTS, beginning of period	—	—

CASH AND CASH EQUIVALENTS, end of period	$70,109	$—

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger between the Registrant, Interim Oak Valley Bancorp, Inc. and Oak Valley Community Bank*

3.1	Articles of Incorporation of Oak Valley Bancorp, Inc.*

3.2	First Amendment to Articles of Incorporation of Oak Valley Bancorp, Inc.*

3.3	Bylaws of Oak Valley Bancorp, Inc.*

3.4	First Amended and Restated Bylaws of Oak Valley Bancorp, Inc.**

3.5	Certificate of Determination of Series A Preferred Stock of Oak Valley Bancorp, Inc.**

3.6	Letter Agreement between the United States Department of the Treasury and Oak Valley Bancorp dated December 5, 2008**

10.1	Oak Valley Community Bank 1998 Restated Stock Option Plan*

10.2	Oak Valley Community Bank Form of Director Retirement Agreement*

10.3	Oak Valley Community Bank Form of Salary Continuation Agreement*

10.4	Securities Purchase Agreement between Oak Valley Bancorp and the U.S. Treasury effective December 4, 2008**

11	Statement Regarding Computation of Net Earnings per Share

14	Code of Ethics***

21	Subsidiaries of the Issuer*

23.1	Consent of Independent Registered Accounting Firm

24	Power of Attorney (included on the signature page of this report)

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference from the Form 10 filed on July 31, 2008

** Incorporated by reference from the Form 8-A filed on January 14, 2009

*** Incorporated by reference from the Form 10-K filed on March 31, 2009