Form 10-K/A
period 2009-12-31
Oak Valley Bancorp
filed 2010-04-20
CIK 1431567

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

(209) 848-2265

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Name of Each
Title of Each Class	Exchange on Which Registered
Common Stock, no par value	The NASDAQ Stock Market, LLC

Securities Registered Pursuant to Section 12(g) of the Act:       None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes  ☐  No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

The aggregate market value of the common stock of the Registrant’s held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on December 31, 2009 was approximately $29,086,764.  As of March 30, 2009, there were 7,681,627 outstanding shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report of Oak Valley Bancorp (the “Company”) on Form 10-K for the Fiscal Year Ended December 31, 2009 filed on March 31, 2010 (the “Original Filing”) is being filed for the purposes of including the certifications required by Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008 (“EESA”). The certifications are being filed following the Compensation Committee’s meeting with the Company’s senior risk officers to discuss, review, and evaluate the Compensation Committee’s report on senior executive officers compensation plans and employee compensation plans of the Company.

This Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.

INDEX TO EXHIBITS

Exhibit Number	Description
99.1	Section 111(b)(4) EESA Certification by Principal Executive Officer
99.2	Section 111(b)(4) EESA Certification by Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAK VALLEY BANCORP

Date: April 20, 2010	By:	/s/ Ronald C. Martin
Ronald C. Martin
Chief Executive Officer
(principal executive officer)

Date: April 20, 2010	By:	/s/ Richard A. McCarty
Richard A. McCarty
Chief Financial Officer
(principal financial officer)