Form 10-Q
period 2010-03-31
Oak Valley Bancorp
filed 2010-05-17
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  7,681,877 shares of common stock outstanding as of April 30, 2010.

Oak Valley Bancorp

March 31, 2010

Index

		Page
PART I – FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

Condensed Consolidated Balance Sheets at March 31, 2010, and December 31, 2009		4

Condensed Consolidated Statements of Operations for the Three Month Periods Ended March 31, 2010 and March 31, 2009		5

Condensed Consolidated Statements of Changes of Shareholders’ Equity for the Three-Month Period Ended March 31, 2010 and the Year Ended December 31, 2009		6

Condensed Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2010 and March 31, 2009		7

Notes to Consolidated Financial Statements		8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4T.	Controls and Procedures	30

PART II – OTHER INFORMATION		31

Item 1.	Legal Proceedings	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Reserved	31
Item 5.	Other Information	31
Item 6.	Exhibits	31

PART I — FINANCIAL STATEMENTS

Item 1. Financial Statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AT MARCH 31, 2010 AND DECEMBER 31, 2009

	March 31,	December 31,
	2010	2009
ASSETS
Cash and due from banks	$23,945,896	$20,003,548
Federal funds sold	6,515,000	1,645,000
Cash and cash equivalents	30,460,896	21,648,548

Securities available for sale	50,991,219	50,765,314
Loans, net of allowance for loan loss of $6,762,255 in 2010 and $7,020,222 in 2009	403,503,347	417,795,686
Bank premises and equipment, net	10,453,962	10,167,297
Other real estate owned (OREO)	2,456,401	2,149,514
Accrued interest and other assets	22,409,541	22,195,354

	$520,275,366	$524,721,713

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$431,624,097	$429,210,284
Accrued interest and other liabilities	2,947,676	2,619,178
FHLB advances	24,300,000	32,200,000

Total liabilities	458,871,773	464,029,462

Commitments and contingencies

Shareholders’ equity
Preferred stock, no par value; $1,000 per share liquidation preference, 10,000,000 shares authorized and 13,500 Series A Preferred shares issued and outstanding at March 31, 2010 and December 31, 2009	12,888,958	12,847,297
Common stock, no par value; 50,000,000 shares authorized, 7,681,877 shares issued and outstanding at March 31, 2010 and December 31, 2009	23,933,440	23,933,440
Additional paid-in capital	2,019,417	1,997,747
Retained earnings	20,967,913	20,230,683
Accumulated other comprehensive income, net of tax	1,593,865	1,683,084

Total shareholders’ equity	61,403,593	60,692,251

	$520,275,366	$524,721,713

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2010 AND MARCH 31, 2009

	3 MONTHS ENDED
	MARCH 31,
	2010	2009
INTEREST INCOME
Interest and fees on loans	$6,438,525	$6,596,208
Interest on securities available for sale	584,275	612,158
Interest on federal funds sold	1,558	903
Interest on deposits with banks	4,281	763
Total interest income	7,028,639	7,210,032

INTEREST EXPENSE
Deposits	869,406	1,323,920
FHLB advances	98,375	229,452
Federal funds purchased	110	264
Total interest expense	967,891	1,553,636

Net interest income	6,060,748	5,656,396
PROVISION FOR LOAN LOSSES	1,005,000	1,900,000

Net interest income after provision for loan losses	5,055,748	3,756,396

OTHER INCOME
Service charges on deposits	255,640	282,385
Earnings on cash surrender value of life insurance	103,986	101,057
Mortgage commissions	19,127	42,544
Other	267,847	172,323
Total non-interest income	646,600	598,309

OTHER EXPENSES
Salaries and employee benefits	2,190,328	2,049,884
Occupancy expenses	681,508	695,398
Data processing fees	236,533	218,516
OREO expenses	347,800	125,029
Assessments (FDIC & DFI)	258,000	137,961
Other operating expenses	731,090	711,519
Total non-interest expense	4,445,259	3,938,307

Net income before provision for income taxes	1,257,089	416,398

PROVISION (BENEFIT) INCOME TAXES	309,448	(13,912)
NET INCOME	$947,641	$430,310

Preferred stock dividends and accretion	210,411	210,411

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$737,230	$219,899

NET EARNINGS PER COMMON SHARE	$0.10	$0.03
NET EARNINGS PER DILUTED COMMON SHARE	$0.10	$0.03

The accompanying notes are an integral part of these consolidated financial statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE THREE-MONTH PERIOD ENDED MARCH 31, 2010

	THREE MONTHS ENDED MARCH 31, 2010 AND YEAR ENDED DECEMBER 31, 2009
								Accumulated
					Additional			Other	Total
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Income	Equity

Balances, January 1, 2009	7,661,627	$23,863,331	13,500	$12,680,649	$1,925,224	$19,226,645		$290,230	$57,986,079
Stock options exercised	20,250	$70,109							70,109
Preferred stock accretion				$166,648		$(166,648)			0
Preferred stock dividend payments						(637,500)			(637,500)
Cash dividends ($0.025 per share)						(191,542)			(191,542)
Stock based compensation					72,523				72,523
Comprehensive income:
Net changes in unrealized gain on available-for-sale securities (net of income tax of $988,188)							1,392,854	1,392,854	1,392,854
Net income						1,999,728	1,999,728		1,999,728
Comprehensive income							$3,392,582
Balances, December 31, 2009	7,681,877	$23,933,440	13,500	$12,847,297	$1,997,747	$20,230,683		$1,683,084	$60,692,251

Preferred stock accretion				$41,661		$(41,661)			0
Preferred stock dividend payments						(168,750)			(168,750)
Stock based compensation					21,670				21,670
Comprehensive income:
Net changes in unrealized gain on available-for-sale securities (net of income tax of $62,384)							(89,219)	(89,219)	(89,219)
Net income						947,641	947,641		947,641
Comprehensive income							$858,422
Balances, March 31, 2010	7,681,877	$23,933,440	13,500	$12,888,958	$2,019,417	$20,967,913		$1,593,865	$61,403,593

The accompanying notes are an integral part of these consolidated financial statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2010 AND MARCH 31, 2009

	THREE MONTHS ENDED MARCH 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$947,641	$430,310
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for loan losses	1,005,000	1,900,000
Depreciation	239,300	274,062
Amortization and accretion, net	(2,410)	(12,655)
Stock-based compensation expense	21,670	24,000
OREO Write downs and losses on sale	211,996	63,395
Gain on called available for sale securities	(55,838)	(35,826)
Increase in BOLI cash surrender value	(103,986)	(101,057)
Increase (decrease) in accrued interest payable and other liabilities	328,498	(97,600)
(Increase) decrease in accrued interest receivable	(16,173)	63,877
(Increase) decrease in other assets	(31,644)	46,764
Net cash from operating activities	2,544,054	2,555,270

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(3,022,258)	(11,924,601)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	2,702,998	2,031,402
Net decrease (increase) in loans	12,758,640	(3,788,530)
Proceeds from sale of OREO	9,816	0
Net purchases of premises and equipment	(525,965)	(16,871)
Net cash from investing activities	11,923,231	(13,698,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
FHLB advanced funds	480,000	24,100,000
FHLB payments	(480,000)	(41,100,000)
Federal funds advances	100,000	6,285,000
Federal funds payments	(8,000,000)	(6,285,000)
Shareholder cash dividends paid	0	(191,542)
Preferred stock dividend payment	(168,750)	(131,250)
Net increase in demand deposits and savings accounts	5,888,075	15,075,860
Net (decrease) increase in time deposits	(3,474,262)	16,764,885
Net cash from financing activities	(5,654,937)	14,517,953

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,812,348	3,374,623

CASH AND CASH EQUIVALENTS, beginning of period	21,648,548	9,837,860

CASH AND CASH EQUIVALENTS, end of period	$30,460,896	$13,212,483

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,071,830	$1,613,368
Income taxes	$451,000	$0

NON-CASH INVESTING ACTIVITIES:
Real estate acquired through foreclosure	$528,699	$584,839
Change in unrealized gain/loss on available-for-sale securities	$(151,603)	$1,103,724

NON-CASH FINANCING ACTIVITIES:
Accretion of preferred stock	$41,661	$41,662

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

The interim consolidated financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results of a full year’s operations.  For further information, refer to the audited financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2009.

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

FASB ASC Topic 825 “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825, “Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required under Topic 825 were included in the Company’s Form 10-Q beginning June 30, 2009.

FASB ASC Topic 825 “Fair Value Measurements and Disclosures.”   In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires: (1) disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurement categories and the reasons for the transfers; and (2) separate presentation of purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures set forth in the Codification Subtopic 820-10: (1) For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning January 1, 2011, and for interim periods within those fiscal years. As ASU 2010-06 is disclosure-related only, our adoption of this ASU in the first quarter of 2010 did not impact our financial condition or results of operations.

NOTE 3 – SECURITIES

The amortized cost and estimated fair values of debt securities as of March 31, 2010 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
U.S. agencies	$28,167,181	$1,494,982	$—	$29,662,163
Collateralized mortgage obligations	5,713,664	86,277	(4,624)	5,795,317
Municipalities	11,268,651	1,133,556	(1,339)	12,400,868
SBA Pools	1,566,519	—	(23,465)	1,543,054
Mutual Fund	1,566,379	23,438	—	1,589,817
	$48,282,394	$2,738,253	$(29,428)	$50,991,219

The following tables detail the gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2010.

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. agencies	$—	$—	$—	$—	$—	$—
Collateralized mortgage obligations	994,650	(4,624)	—	—	994,650	(4,624)
Municipalities	412,728	(1,339)	—	—	412,728	(1,339)
SBA Pools	—	—	1,537,456	(23,465)	1,537,456	(23,465)
Asset Backed Securities	—	—	—	—	—	—
Total temporarily impaired securities	$1,407,378	$(5,963)	$1,537,456	$(23,465)	$2,944,834	$(29,428)

At March 31, 2010, a total of two SBA pools make up the total amount of securities in an unrealized loss position for greater than 12 months.  Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary.  Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due solely to interest rate changes and the Bank does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities at March 31, 2010, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value
Available-for-sale securities:
3 Months or Less	$510,000	$512,752
Due after one year through five years	1,904,864	1,949,055
Due after five years through ten years	12,611,339	13,337,142
Due after ten years	33,256,191	35,192,270
	$48,282,394	$50,991,219

The amortized cost and estimated fair values of debt securities as of December 31, 2009, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$29,475,777	1,511,122	$(2,181)	$30,984,718
Collateralized mortgage obligations	2,883,988	110,758	—	2,994,746
Municipalities	12,327,922	1,235,683	(6,454)	13,557,151
SBA Pools	1,588,867	—	(9,519)	1,579,348
Asset-Back Security	81,867	707	—	82,574
Mutual Fund	1,546,465	20,312	—	1,566,777
	$47,904,886	$2,878,582	$(18,154)	$50,765,314

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

There were no realized gains or losses on sales of available-for-sale securities during 2010 and 2009, however the Company did recognize a gain of $55,838 and $35,826 for the three month periods ended March 31, 2010 and 2009, respectively, on certain available-for-sale securities that were partially called. There were no other sales of available-for-sale securities during 2010 and 2009.

Securities carried at $42,446,448 and $34,545,513 at March 31, 2010 and December 31, 2009, respectively, were pledged to secure deposits of public funds.

NOTE 4 – LOANS

Loan totals were as follows:

	MARCH 31,	DECEMBER 31,
	2010	2009
Loans
Commercial real estate	$279,260,247	$283,387,329
Commercial	34,933,957	38,159,590
Real estate construction	48,139,839	52,951,968
Agriculture	27,152,734	29,659,656
Residential real estate and consumer	21,526,550	21,468,468
Total loans	411,013,327	425,627,011
Less:
Deferred loan fees and costs, net	(747,725)	(811,103)
Allowance for loan losses	(6,762,255)	(7,020,222)

Net loans	$403,503,347	$417,795,686

Changes in the allowance for loan losses were as follows:

	MARCH 31,	DECEMBER 31,
	2010	2009

Balance, beginning of year	$7,020,222	$5,569,496
Provision charged to operations	1,005,000	5,862,012
Loans charged off	(1,263,862)	(4,419,335)
Loan recoveries	895	8,049

Balance, end of period	$6,762,255	$7,020,222

The total recorded investment in impaired loans at March 31, 2010, was $12,368,210 which had a loan loss reserve of $892,723.  The total recorded investment in impaired loans at December 31, 2009, was $14,418,204 which had a loan loss reserve of $1,256,329.  No interest income was recognized on impaired loans, while considered impaired during 2010 and 2009.  As of March 31, 2010, we had undisbursed funding commitments on one impaired loan to one borrower totaling $359,579 with a maturity date of October 2010.

OAK VALLEY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – OTHER REAL ESTATE OWNED

As of March 31, 2010, eight loans with outstanding balances of $2,456,401 were reclassified to other real estate owned, as compared to six loans with outstanding balances of $2,149,514 as of December 31, 2009.

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

NOTE 6– OTHER POST-RETIREMENT BENEFIT PLANS

During January 2008, the Bank awarded certain officers a salary continuation plan (the “Plan”).  Under the Plan, the participants will be provided with a fixed annual retirement benefit for twenty years after retirement. The Bank is also responsible for certain pre-retirement death benefits under the Plan. In connection with the implementation of the Plan, the Bank purchased single premium life insurance policies on the life of each of the officers covered under the Plan. The Bank is the owner and partial beneficiary of these life insurance policies. The assets of the Plan, under Internal Revenue Service regulations, are owned by the Bank and are available to satisfy the Bank’s general creditors.

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

The combined cash surrender value of all Bank-owned life insurance policies recorded in other assets on the balance sheet was $10,371,848 and $10,267,862 at March 31, 2010 and December 31, 2009, respectively.

NOTE 7 – FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The financial statements include various estimated fair value information as of March 31, 2010 and December 31, 2009. Such information, which pertains to the Bank’s financial instruments, does not purport to represent the aggregate net fair value of the Bank. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change. The following methods and assumptions are used by the Bank.

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

The estimated fair values of the Bank’s financial instruments at March 31, 2010 are as follows:

		Estimated
	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents	$30,460,896	$30,460,896
Securities available for sale	50,991,219	50,991,219
Loans	411,013,327	417,224,529
Accrued interest receivable	1,750,505	1,750,505

Financial liabilities:
Deposits	(431,624,097)	(426,222,688)
FHLB advance	(24,300,000)	(24,463,725)
Accrued interest payable	(296,230)	(296,230)

Off-balance-sheet assets (liabilities):

Commitments and standby letters of credit		(560,705)

The estimated fair values of the Bank’s financial instruments at December 31, 2009 are as follows:

	Carrying	Fair
	Amount	Value
Financial assets:

Cash and cash equivalents	$21,648,548	$21,648,548
Securities available for sale	50,765,314	50,765,314
Loans	425,627,011	434,698,550
Accrued interest receivable	1,734,332	1,734,332

Financial liabilities:

Deposits	(429,210,284)	(429,780,364)
FHLB advance	(32,200,000)	(32,367,049)
Accrued interest payable	(400,169)	(400,169)

Off-balance-sheet assets (liabilities):

Commitments and standby letters of credit		(631,324)

OAK VALLEY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2010
	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$29,475,777	$		$29,475,777	$
Collateralized mortgage obligations	$2,883,988	$		$2,883,988	$
Municipalities	$12,327,922	$		$12,327,922	$
SBA Pools	$1,588,867	$		$1,588,867	$
Asset-Back Security	$81,867	$		$81,867	$
Mutual Fund	$1,546,465	$		$1,546,465	$

Assets and liabilities measured on a non-recurring basis:
Impaired Loans	$6,830,416		$—	$—		$6,830,416
Other real estate owned	$2,456,401		$—	$—		$2,456,401

	Fair Value Measurements at December 31, 2009
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets and liabilities measured on a recurring basis:
Available-for-sale securities	$50,765,314	$—	$50,765,314	$—

Assets and liabilities measured on a non-recurring basis:
Impaired Loans	$10,372,613	$—	$—	$10,372,613
Other real estate owned	$2,149,514	$—	$—	$2,149,514

The fair value of securities available for sale equals quoted market price, if available.  If quoted market prices are not available, fair value is determined using quoted market prices for similar securities.  Changes in fair market value are recorded in other comprehensive income net of tax.

The fair value measurement applies to impaired loans, which includes impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.  At March 31, 2010, impaired loans that had a specific loan loss reserve had a principal balance of $7,723,139, with a valuation allowance of $892,723.  Upon being classified as impaired, either a charge off or a specific reserve or both may be taken to reduce the balance of each loan to an estimate of the collateral fair market value less cost to dispose. This estimate was a level 3 valuation.  There was no direct impact on the income statement.  The charge-offs were recorded as a debit to the allowance for loan losses.

Fair value of other real estate owned is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the property.  Total fair market value at March 31, 2010 was $2,456,401 which was a level 3 valuation.  There is a direct impact to the income statement as any market value write downs are charged directly to operating expenses.  The Bank is required by internal bank policies to order real estate appraisals on OREO properties every six months.  In addition, management evaluates the book values on a quarterly basis for reasonableness and makes fair value adjustments as necessary.

NOTE 8 – EARNINGS (LOSS) PER SHARE

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

	THREE MONTHS ENDED
	MARCH 31,
In thousands (except share and per share amounts)	2010	2009
BASIC EARNINGS PER SHARE

Net income available to common shareholders	$737,230	$219,899
Weighted average shares outstanding	7,681,877	7,661,627
Net income per common share	$0.10	$0.03

DILUTED EARNINGS PER SHARE

Net income available to common shareholders	$737,230	$219,899
Weighted average shares outstanding	7,681,877	7,661,627
Effect of dilutive stock options	23,611	42,265
Weighted average shares of common stock and common stock equivalents	7,705,488	7,703,892
Net income per diluted common share	$0.10	$0.03

During the three month period ended March 31, 2010, anti-dilutive weighted average options to purchase 240,187 shares of common stock with prices ranging from $4.58 to $15.67 were outstanding.   Anti-dilutive weighted average options of 242,963 were outstanding during the same three month period of 2009 with prices ranging from $5.20 to $15.67.  These options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. These options begin to expire in 2013.  In addition, weighted average warrants of 350,346 issued to the U.S. Treasury Capital Purchase Program were anti-dilutive for the three-month periods of 2010 and 2009, as the price of $5.78 was more than the average market price of common shares.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion explains the significant factors affecting our operations and financial position for the periods presented. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear or that are referenced to elsewhere in this report, and with the audited consolidated financial statements and accompanying notes included in our 2009 Annual Report on Form 10-K, as amended.

Forward-Looking Statements

Some matters discussed in this Form 10-Q may be “forward-looking statements” within the meaning of the Private Litigation Reform Act of 1995 and therefore may involve risks, uncertainties and other factors which may cause our actual results to be materially different from the results expressed or implied by our forward-looking statements.  These statements generally appear with words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” and “expect.”  Although management believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Bank operates); competition from other providers of financial services offered by the Bank; government regulation and legislation; changes in interest rates; material unforeseen changes in the financial stability and liquidity of the Bank’s credit customers; risks associated with concentrations in real estate related loans; changes in accounting standards and interpretations; and other risks as may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and which may be beyond the control of the Company or the Bank.  The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

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

• the segmenting and review of loan pools with similar characteristics and,

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

In the third phase, we consider relevant internal and external factors that may affect the collectibility of loan portfolio and each group of loan pool. The factors considered are, but are not limited to:

• concentration of credits,

• nature and volume of the loan portfolio,

• delinquency trends,

• non-accrual loan trend,

• problem loan trend,

• loss and recovery trend,

• quality of loan review,

• lending and management staff,

• lending policies and procedures,

• economic and business conditions, and

• other external factors including regulatory review.

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

The Bank offers a complement of business checking and savings accounts for its business customers.  The Bank also offers commercial and real estate loans, as well as lines of credit.  Real estate loans are generally of a short-term nature for both residential and commercial purposes.  Longer-term real estate loans are generally made with adjustable interest rates and contain normal provisions for acceleration.  In addition, the Bank offers traditional residential mortgages through a partner financial institution under Community Bank Lending Exchange (“CBLX”).

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

Management believes the following were important factors in the Company’s performance during the quarter March 31, 2010:

•                  Thanks to our deep roots in the communities that we serve, our focus on customer care and our selectivity in lending, during the first three months of 2010, our performance has been better than most institutions of our size that compete in our market.  Despite the severity of the recession affecting our primary market areas, we have been able to increase our core deposits to $386.3 million and have posted net income per common share of $0.10.

•                  While recently published economic data indicate that the current downturn may be easing, it is not clear when or at what speed the recession will end. To the extent that the recession continues, it will affect the market areas that we serve and our results accordingly.

•                  The Company recognized net income available to common shareholders of $737,000 for the three month period ended March 31, 2010 as compared with net income available to common shareholders of $220,000 for the same period in 2009.  The Company recognized net income before preferred stock dividends and accretion of $948,000 for the first quarter of 2010.  The factors contributing to these results will be discussed below.

•                  The Company recognized $210,000 in the first quarter of 2010 and 2009 associated with the accrual for preferred stock dividends and accretion of the preferred stock discount in connection with the 13,500 shares of Series A Preferred Stock that the U.S. Treasury purchased from the Company in December 2008 under the TARP Program. So long as such preferred stock remains outstanding, it will pay quarterly cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year.

•                  The Company has taken significant steps to reduce the risk of loan losses.   In the three month period ended March 31, 2010, the provision for loan loss was $1,005,000 which was a decrease of $895,000 compared to the first quarter of 2009 but an increase of $105,000 and $80,000 over the prior two quarters (4th and 3rd quarter of 2009, respectively).  These increases were mainly due to management’s assessment of the appropriate level for the allowance for loan losses and an increase in the level of non-accrual loans. The Company continues to monitor its loan portfolio with the objective of avoiding defaults or write-downs.  Despite these actions, the possibility of additional losses can not be eliminated, but the Board of Directors and all employees continue to work hard to make the best of these continuing challenging conditions.

•                  Net interest income increased $404,000 or 7.1% for the three month period ended March 31, 2010, compared to the same period in 2009.  This increase was primarily due to the net interest margin increase of 36 basis points, which was offset by a decrease in average earning assets of $2.7 million for the three month periods ended March 31, 2010, as compared to the same period of 2009.  The net interest margin increase is attributable primarily to liabilities repricing faster than assets in the declining rate environment as described in further detail below.

•                  For the three month period ended March 31, 2010, non-interest income increased by $48,000 or 8.1% from the same period in 2009.  The increase was primarily due to an increase in other income which included the gain on called securities, which was partially offset by a decrease in NSF fee income and mortgage commissions as described below.

•                  Non-interest expense increased by $507,000 or 12.9% for the three month period ended March 31, 2010, as compared to the same period in 2009, primarily due to write downs of OREO property values, increased FDIC Assessments and increased salaries and benefits as described below.

•                  Total assets decreased $4.4 million or 0.8% from December 31, 2009.  Total net loans decreased by $14.3 million or 3.4% and investment securities increased by $0.2 million or 0.4% from December 31, 2009 to March 31, 2010, while deposits increased by $2.4 million or 0.6%.

Income Summary

For the three month period ended March 31, 2010, the Company recorded net income available to common shareholders of $737,000, an increase of $517,000 for the quarter, as compared to $220,000 for the same period in 2009.  Return on average assets (annualized) was 0.75% for the first quarter of 2010, as compared with 0.34% for the same period in 2009.  Annualized return on average common equity was 6.22% for the first quarter of 2010, as compared to 1.97% for the same period of 2009.

Net income before provisions for income taxes and preferred stock dividends and accretion was up $840,000 for the first quarter of 2010 from the comparable 2009 period.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary

(In thousands)

Effect on Pre-Tax Income
Increase (Decrease)
Three Months
Change from 2008 to 2009 in:
Net interest income	$404,000
Provision for loan losses	895,000
Non-interest income	48,000
Non-interest expense	(507,000)
Change in income before income taxes	$840,000

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Bank’s operating income.  For the three month period ended March 31, 2010, net interest income was $6.06 million, which represented an increase of $404,000 or 7.1% from the comparable period in 2009.

The net interest margin (net interest income as a percentage of average interest earning assets) was 5.22% for the three month period ended March 31, 2010, an increase of 36 basis points as compared to the same period in 2009.  The increase in the net interest margin in 2010 was primarily attributable to the impact that the decline in market interest rates had on our liability sensitive balance sheet which caused interest-bearing liabilities to decrease faster than the yields on earning assets.  The total cost of funds decreased 58 basis points in the first quarter 2010 compared to 2009 due to a shift from high cost CDs and FHLB borrowed funds into money market accounts which realized the highest rate decrease of 68 basis points.  The decrease in our earning asset yield was minimal at only 14 basis points, partly due to the portion of our loan portfolio that was at the contractual rate floors.  Yield on loans remained relatively flat at 6.24% for the first quarter 2010 versus 6.23% in the first quarter of 2009.

The following tables shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three and nine month periods ended March 31, 2010 and 2009:

Net Interest Analysis

(Dollars in thousands)

	Three months ended			Three months ended
	March 31, 2010			March 31, 2009
	Average Balance	Interest Income / Expense	Avg Rate/ Yield	Average Balance	Interest Income / Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$419,029	$6,452	6.24%	$429,860	$6,604	6.23%
Investment securities (2)	47,055	651	5.61%	46,999	698	6.11%
Federal funds sold	2,936	2	0.22%	1,383	1	0.27%
Interest-earning deposits	8,066	4	0.22%	1,525	1	0.21%
Total interest-earning assets	477,086	7,109	6.04%	479,767	7,304	6.18%
Total noninterest earning assets	38,237			37,768
Total Assets	515,323			517,535
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	208,710	453	0.88%	163,514	628	1.56%
NOW deposits	57,817	48	0.34%	53,950	75	0.56%
Savings deposits	14,429	16	0.46%	13,595	34	1.02%
Time certificates of deposit $100,000 or more	30,247	172	2.30%	41,964	287	2.77%
Other time deposits	48,528	181	1.51%	51,450	301	2.37%
Other borrowings	24,599	98	1.62%	70,075	229	1.32%
Total interest-bearing liabilities	384,330	968	1.02%	394,548	1,554	1.60%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	66,706			61,285
Other liabilities	2,734			2,928
Total noninterest-bearing liabilities	69,440			64,213
Shareholders’ equity	61,553			58,774
Total liabilities and shareholders’ equity	$515,323			$517,535
Net interest income		$6,141			$5,750
Net interest spread (3)			5.02%			4.59%
Net interest margin (4)			5.22%			4.86%

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

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three month period ended March 31, 2010 and 2009.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

(In thousands)

	For the Three Months Ended March 31,
	2010 vs 2009
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1)	$(166)	$14	$(152)
Investment securities	1	(48)	(47)
Federal funds sold	1	0	1
Interest-earning deposits	3	0	3
Total interest income	$(161)	$(34)	$(195)

Interest expense:
Money market deposits	174	(350)	(176)
NOW deposits	5	(32)	(27)
Savings deposits	2	(20)	(18)
Time CD $100K or more	(80)	(35)	(115)
Other time deposits	(17)	(103)	(120)
Other borrowings	(148)	18	(130)
Total interest expense	$(64)	$(522)	$(586)

Change in net interest income	$(97)	$488	$391

(1)  Loan fees have been included in the calculation of interest income.

The table above reflects the market interest rate decline has impacted liabilities slightly more than assets as indicated by the increase of $488,000 in net interest income due to the rate change for the three month period of 2010.  The decreased loan volume and the overall change in mix of balances resulted in a decrease of $97,000 to net interest income.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three month period ended March 31, 2010, non-interest income was $647,000, an increase of $48,000 or 8.1%, compared to the same period in 2009.

The following table shows the major components of non-interest income:

	For the Three Months Ended March 31,
	2010	2009	$ change	% change
Service charges on deposits	$255,640	$282,385	$(26,745)	(9.5)%
Earnings on cash surrender value of life insurance	103,986	101,057	2,929	2.9%
Mortgage commissions	19,127	42,544	(23,417)	(55.0)%
Other	267,847	172,323	95,524	55.4%
Total non-interest income	$646,600	$598,309	$48,291	8.1%

The increase to total non-interest income is due in part to the gain on called securities of $56,000 in the first quarter of 2010, compared to $36,000 recorded in the same period of 2009. In addition, investment service fee income increased by $17,000 and bank debit card fees increased by $24,000 for the three month period ended March 31, 2010 compared to the same period in 2009. Gain on called securities, investment service fee income and bank debit card fees are all included in the “other income” line item in the above table. Offsetting these increases was a decrease in service charges on deposits of $27,000 or 9.5% and a decrease in mortgage commissions of $23,000 or 55.0% in the three month period ended March 31, 2010, as compared to the same period in 2009. The Bank continues to expand its offerings to the consumer and business depositor.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following table shows the major components of non-interest expenses:

	For the Three Months Ended March 31,
	2010	2009	$ change	% change
Salaries and employee benefits	$2,190,328	$2,049,884	$140,444	6.9%
Occupancy expenses	681,508	695,398	(13,890)	(2.0)%
Data processing fees	236,533	218,516	18,017	8.2%
OREO expenses	347,800	125,029	222,771	178.2%
Assessments (FDIC & DFI)	258,000	137,961	120,039	87.0%
Other operating expenses	731,090	711,519	19,571	2.8%
Total non-interest expense	$4,445,259	$3,938,307	$506,952	12.9%

Non-interest expenses increased by $507,000 or 12.9% for the three months ended March 31, 2010, as compared to the same period of 2009.  Salaries and employee benefits increased $140,000 for the three months ended March 31, 2010, as compared to the same periods of 2009 as a result of hiring existing open positions.  Data processing fees increased by $18,000 for the three month period of 2010 as a result of an increased number of transaction accounts.

FDIC and DFI assessments increased by $120,000 compared to the same three month period of 2009.  Effective April 1, 2009, the FDIC adopted a final rule revising its risk-based insurance assessment system and effectively increasing the overall assessment rate. The new initial base assessment rates for Risk Category 1 institutions range from twelve to sixteen basis points, on an annualized basis.  The increase of FDIC insurance in 2010 over 2009 is primarily due to an increase in the industry-wide FDIC assessment rate and growth in our deposit level. In addition, in November 2008, we elected to participate in the FDIC Transaction Account Guarantee Program, which provides unlimited insurance coverage on non-interest-bearing transaction accounts defined by the FDIC, on which we currently pay a 15 basis point surcharge per $100 covered balances in excess of $250 thousand through June 30, 2010, at which time the program expires.

OREO expenses were $348,000 in the first quarter of 2010, compared to $125,000 for the comparable period of 2009. These expenses resulted from various overhead costs and market value write downs associated with the eight properties classified as other real estate owned.

Management anticipates that noninterest expense will continue to increase as we continue to grow.  However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Income Taxes

Provision for income taxes for the first quarter of 2010 was $309,000, an increase of $323,000 compared to the tax benefit of $14,000 in the same period of 2009. The effective tax rates of 24.6% and -3.3% for the first quarter of 2010 and 2009, respectively, are considerably lower compared to some of our peers and our historical tax rates, and are disproportional compared to pre-tax income assuming marginal tax rates or historical effective tax rates are applied to pre-tax income. This is primarily due to tax credits from California Enterprise Zones and low income housing projects as well as tax free-income on loans within these enterprise zones and municipal securities and loans that comprise a larger proportion of pre-tax income in 2010 and 2009 as compared other historical periods or peers. Certain tax credits and deductions are recognized by the Company regardless of the amount of pre-tax income or loss, which further increases the tax benefit and exaggerates the effective tax rates.

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

Non-accrual loans totaled $12.4 million at March 31, 2010, as compared to $14.4 million at December 31, 2009.  The non-accrual loans as of March 31, 2010 are loans made to nine borrowers primarily for purposes of real estate construction and commercial real estate.

OREO totaled $2.5 million as of March 31, 2010 and consists of eight properties that were acquired through foreclosure including residential land lots and a commercial real estate property.

The following table presents information about the Company’s non-performing loans, including asset quality ratios as of March 31, 2010 and December 31, 2009:

Non-Performing Assets

(in thousands)

	March 31,	December 31,
	2010	2009
Loans in nonaccrual status	$12,368	$14,418
Loans past due 90 days or more and accruing	30	—
Restructured loans	—	—
Total nonperforming loans	12,398	14,418
Other real estate owned	2,456	2,150
Total nonperforming assets	$14,854	$16,568

Allowance for loan losses	$6,762	$7,020

Asset quality ratios:
Non-performing assets to total assets	2.85%	3.16%
Non-performing loans to total loans	2.38%	3.39%
Allowance for loan losses to total loans	1.65%	1.65%
Allowance for loan losses to total non-performing loans	54.54%	48.69%

Allowance for Loan and Lease Losses (“ALLL”)

In anticipation of credit risk inherent in our lending business, we routinely set aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges made for the outstanding loan portfolio have been credited to the allowance for loan losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Bank recorded loan loss provisions of $1,005,000 for the three month period in 2010, which represented a $895,000 decrease from the provisions recorded in the same period of 2009.

The allowance for loan losses decreased by $258,000 or 3.7%, to $6.76 million at March 31, 2010, as compared with $7.02 million at December 31, 2009.  The Bank recognized the decrease in the allowance for loan losses during the first three months of the year due to the net loan charge-offs of $1.26 million which was offset by the loan loss provisions.  The weak business climate adversely impacted the financial conditions of certain Bank clients in addition to decreases in collateral values. The decrease to the allowance for loan losses combined with the decrease in our loan portfolio resulted in having no impact on the allowance for loan losses as a percentage of total loans of 1.65% at March 31, 2010, as compared to 1.65% at December 31, 2009.

The Bank will continue to monitor the adequacy of the allowance for loan losses and make additions to the allowance in accordance with the analysis referred to above. Because of uncertainties inherent in estimating the appropriate level of the allowance for loan losses, actual results may differ from management’s estimate of credit losses and the related allowance.

The following table provides an analysis of the changes in the ALLL for the three month periods ended March 31, 2010 and 2009:

Allowance for Loan and Lease Losses

(dollars in thousands)

	Three Months Ended
	March 31,
	2010	2009
Balance at beginning of period	$7,020	$5,569
Provision for loan losses	1,005	1,900
Loans charged off	(1,264)	(867)
Recoveries of previous charge-offs	1	1
Net charge-offs	(1,263)	(866)
Balance at end of period	$6,762	$6,603

Allowance for loan losses to total loans	1.65%	1.53%
Net charge-offs to average loans (annualized)	1.22%	0.82%
Provision for loan losses to average loans (annualized)	0.97%	1.79%

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

Although management believes the allowance at March 31, 2010 was adequate to absorb probable losses from any known and inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect our service areas or other variables will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

The Bank holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of March 31, 2010, and December 31, 2009, we had $30.5 million and $21.6 million, respectively, in cash and cash equivalents.

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

Deposits

Total deposits at March 31, 2010 were $431.6 million, a $2.4 million or 0.6% increase from the deposit total of $429.2 million at December 31, 2009.  Average deposits increased $40.6 million to $426.4 million for the three month period ended March 31, 2010 as compared to the same period in 2009. We attracted deposits due to the safety and soundness of the Bank and our focus on customer service.

Deposits

(in thousands)

	March 31,	December 31,	Three months change
	2010	2009	$	%
Demand	$68,483	$69,647	$(1,164)	(1.7)%
NOW	60,564	57,378	3,186	5.6%
MMDA	210,636	202,947	7,689	3.8%
Savings	13,355	17,178	(3,823)	(22.3)%
Time < 100K	33,137	36,215	(3,078)	(8.5)%
Time > $100K	45,449	45,845	(396)	(0.9)%

	$431,624	$429,210	$2,414	0.6%

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Four of our clients carry deposit balances of more than 1% of our total deposits, none of which had a deposit balance of more than 3% of total deposits at March 31, 2010.

Since our deposit growth strategy emphasizes core deposit growth we have avoided relying on brokered deposits as a consistent source of funds.  The only brokered deposits the Bank holds are from CDARS, a certificate of deposit program that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer.  The Bank had $9.7 million in brokered deposits as of March 31, 2010 as compared to $11.4 million at December 31, 2009.

Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. Our outstanding FHLB advances decreased by $7.9 million at March 31, 2010 to $24.3 million, compared to $32.2 million at December 31, 2009 due to the increase in deposits. See “Liquidity Management” below for the details on the FHLB borrowings program.

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

The following table shows the Oak Valley Community Bank’s and Oak Valley Bancorp’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at March 31, 2010 and December 31, 2009:

Oak Valley Community Bank Capital Ratios —

(dollars in thousands)

			Amount of Capital Required
	Actual		To Be Well-Capitalized		To Be Adequately Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010:
Total Capital (to Risk-Weighted Assets)	$65,534	13.9%	$47,056	10%	$37,645	8%
Tier 1 Capital (to Risk-Weighted Assets)	$59,628	12.7%	$28,234	6%	$18,882	4%
Tier 1 Capital (to Average Assets)	$59,628	11.6%	$25,760	5%	$20,608	4%

As of December 31, 2009:
Total Capital (to Risk-Weighted Assets)	$64,821	13.6%	$47,844	10%	$38,275	8%
Tier 1 Capital (to Risk-Weighted Assets)	$58,817	12.3%	$28,706	6%	$19,137	4%
Tier 1 Capital (to Average Assets)	$58,817	11.3%	$26,024	5%	$20,819	4%

Oak Valley Bancorp Capital Ratios —

(dollars in thousands)

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010
Total Capital (to Risk-Weighted Assets)	$65,717	14.0%	N/A	N/A	$37,655	8%
Tier 1 Capital (to Risk-Weighted Assets)	$59,810	12.7%	N/A	N/A	$18,828	4%
Tier 1 Capital (to Average Assets)	$59,810	11.6%	N/A	N/A	$20,613	4%

As of December 31, 2009:
Total Capital (to Risk-Weighted Assets)	$65,014	13.6%	N/A	N/A	$38,285	8%
Tier 1 Capital (to Risk-Weighted Assets)	$59,009	12.3%	N/A	N/A	$19,142	4%
Tier 1 Capital (to Average Assets)	$59,009	11.3%	N/A	N/A	$20,824	4%

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

Maintenance of adequate liquidity requires that sufficient resources be available at all time to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. We obtain funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings.  Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common and preferred stockholders. Our liquid assets at March 31, 2010 were $89.4 million compared to $80.1 million at December 31, 2009.  Our liquidity level measured as the percentage of liquid assets to total assets was 17.2% and 15.3% at March 31, 2010 and December 31, 2009, respectively. We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of March 31, 2010, our borrowing capacity from the FHLB was approximately $118.7 million and the .outstanding balance was $24.3 million, or approximately 20.5% of our borrowing capacity. We also maintain 2 lines of credit with correspondent banks to purchase up to $20 million in federal funds, for which there were no advances as of March 31, 2010.

Off-Balance-Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of March 31, 2010 and December 31, 2009, we had commitments to extend credit of $56.1 million and $63.1 million, respectively, which includes obligations under letters of credit of $2.7 million and $2.8 million, respectively.

The effect on our revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

Recent Legislation and Other Regulatory Initiatives

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) went into effect and amended certain provisions of the Emergency Economic Stabilization Act of 2008 (“EESA”), including replacing Section 111 of EESA in its entirety.  The new Section 111 allows a participant in the TARP — Capital Purchase Program (“TARP-CPP”), such as the Company, to repay any assistance previously received pursuant to the TARP-CPP without regard to the source of replacement funds or any waiting period subject to consultation with the appropriate Federal banking agency.  In addition, the new Section 111 set forth in ARRA includes standards and requirements regarding executive compensation and corporate governance.  On June 10, 2009, Treasury issued an interim final rule implementing and providing guidance on the executive compensation and corporate governance provisions of EESA, as amended by ARRA. The regulations were published in the Federal Register on June 15, 2009.  In addition, on February 18, 2010, certain amendments to the proxy rules went into effect and implemented the ARRA’s requirement that TARP-CPP participants provide a separate shareholder vote to approve the compensation of the company’s executives.  Together, the Treasury’s interim final rule and ’’these amendments impose:

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

The actions described above, together with additional actions announced by the Treasury and other regulatory agencies continue to develop.  It is not clear at this time what impact EESA, ARRA, TARP, the Treasury’s interim final rule and the SEC’s amended proxy rules and other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the financial services industry.  The extreme levels of volatility and limited credit availability currently being experienced could continue to effect the U.S. banking industry and the broader U.S. and global economies, which will have an affect on all financial institutions, including the Company.  We cannot predict the full effect that this wide-ranging legislation will have on the national economy or on financial institutions.

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

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of our equity securities during the three months ended March 31, 2010.

Item 3.                    Defaults Upon Senior Securities

None.

Item 4.                    Reserved

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

Oak Valley Bancorp
Date: May 14, 2010	By:	/s/ RICHARD A. MCCARTY
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