Form 10-Q
period 2010-06-30
Oak Valley Bancorp
filed 2010-08-13
CIK 1431567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  7,692,002 shares of common stock outstanding as of July 31, 2010.

Oak Valley Bancorp

June 30, 2010

PART I — FINANCIAL STATEMENTS

Item 1. Financial Statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AT JUNE 30, 2010 AND DECEMBER 31, 2009

	June 30,	December 31,
	2010	2009

ASSETS

Cash and due from banks	$21,588,538	$20,003,548
Federal funds sold	8,500,000	1,645,000
Cash and cash equivalents	30,088,538	21,648,548

Securities available for sale	52,243,890	50,765,314
Loans, net of allowance for loan loss of $7,614,138 in 2010 and $7,020,222 in 2009	402,653,307	417,795,686
Bank premises and equipment, net	10,392,433	10,167,297
Other real estate owned (OREO)	1,811,889	2,149,514
Accrued interest and other assets	22,013,231	22,195,354

	$519,203,288	$524,721,713

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$435,755,504	$429,210,284
Accrued interest and other liabilities	2,463,999	2,619,178
FHLB advances	18,500,000	32,200,000

Total liabilities	456,719,503	464,029,462

Commitments and contingencies

Shareholders’ equity
Preferred stock, no par value; $1,000 per share liquidation preference, 10,000,000 shares authorized and 13,500 issued and outstanding at June 30, 2010 and December 31, 2009	12,930,621	12,847,297
Common stock, no par value; 50,000,000 shares authorized, 7,681,877 shares issued and outstanding at June 30, 2010 and December 31, 2009	23,933,440	23,933,440
Additional paid-in capital	2,043,123	1,997,747
Retained earnings	21,796,285	20,230,683
Accumulated other comprehensive income, net of tax	1,780,316	1,683,084

Total shareholders’ equity	62,483,785	60,692,251

	$519,203,288	$524,721,713

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2010 AND JUNE 30, 2009

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009
INTEREST INCOME
Interest and fees on loans	$6,388,670	$6,716,008	$12,827,195	$13,312,216
Interest on securities available for sale	592,369	676,522	1,176,644	1,288,679
Interest on federal funds sold	2,316	692	3,874	1,596
Interest on deposits with banks	3,507	869	7,788	1,632
Total interest income	6,986,862	7,394,091	14,015,501	14,604,123

INTEREST EXPENSE
Deposits	657,887	1,349,347	1,527,293	2,673,266
FHLB advances	84,880	157,686	183,255	387,139
Federal funds purchased	0	79	110	343
Total interest expense	742,767	1,507,112	1,710,658	3,060,748

Net interest income	6,244,095	5,886,979	12,304,843	11,543,375
PROVISION FOR LOAN LOSSES	1,005,000	2,137,012	2,010,000	4,037,012

Net interest income after provision for loan losses	5,239,095	3,749,967	10,294,843	7,506,363

OTHER INCOME
Service charges on deposits	259,366	292,562	515,005	574,947
Earnings on cash surrender value of life insurance	100,699	101,057	204,685	202,114
Mortgage commissions	25,008	46,472	44,135	89,017
Other	347,121	207,286	614,970	379,607
Total non-interest income	732,194	647,377	1,378,795	1,245,685

OTHER EXPENSES
Salaries and employee benefits	2,150,184	1,865,341	4,340,511	3,915,225
Occupancy expenses	659,410	677,518	1,340,918	1,372,916
Data processing fees	236,662	233,901	473,195	452,416
OREO expenses	216,043	933,724	563,844	1,058,752
Assessments (FDIC & DFI)	258,000	299,124	516,000	437,086
Other operating expenses	796,132	776,990	1,527,223	1,488,509
Total non-interest expense	4,316,431	4,786,598	8,761,691	8,724,904

Net income (loss) before provision for income taxes	1,654,858	(389,254)	2,911,947	27,144

PROVISION (BENEFIT) FOR INCOME TAXES	616,073	(344,191)	925,521	(358,103)
NET INCOME (LOSS)	$1,038,785	$(45,063)	$1,986,426	$385,247

Preferred stock dividends and accretion	210,411	210,411	420,824	420,822
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$828,374	$(255,474)	$1,565,602	$(35,575)

NET EARNINGS (LOSS) PER COMMON SHARE	$0.11	$(0.03)	$0.20	$0.00

NET EARNINGS (LOSS) PER DILUTED COMMON SHARE	$0.11	$(0.03)	$0.20	$0.00

The accompanying notes are an integral part of these consolidated financial statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE SIX-MONTH PERIOD ENDED JUNE 30, 2010

	SIX MONTHS ENDED JUNE 30, 2010 AND YEAR ENDED DECEMBER 31, 2009
								Accumulated
					Additional			Other	Total
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Income	Equity

Balances, January 1, 2009	7,661,627	$23,863,331	13,500	$12,680,649	$1,925,224	$19,226,645		$290,230	$57,986,079
Stock options exercised	20,250	$70,109							70,109
Preferred stock accretion				$166,648		$(166,648)			0
Preferred stock dividend payments						(637,500)			(637,500)
Cash dividends ($0.025 per share)						(191,542)			(191,542)
Stock based compensation					72,523				72,523
Comprehensive income:
Net changes in unrealized gain on available-for-sale securities (net of income tax of $988,188)							1,392,854	1,392,854	1,392,854
Net income						1,999,728	1,999,728		1,999,728
Comprehensive income							$3,392,582
Balances, December 31, 2009	7,681,877	$23,933,440	13,500	$12,847,297	$1,997,747	$20,230,683		$1,683,084	$60,692,251

Preferred stock accretion				$83,324		$(83,324)			0
Preferred stock dividend payments						(337,500)			(337,500)
Stock based compensation					45,376				45,376
Comprehensive income:
Net changes in unrealized gain on available-for-sale securities (net of income tax of $67,989)							97,232	97,232	97,232
Net income						1,986,426	1,986,426		1,986,426
Comprehensive income							$2,083,658
Balances, June 30, 2010	7,681,877	$23,933,440	13,500	$12,930,621	$2,043,123	$21,796,285		$1,780,316	$62,483,785

The accompanying notes are an integral part of these consolidated financial statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2010 AND JUNE 30, 2009

	SIX MONTHS ENDED JUNE 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,986,426	$385,247
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for loan losses	2,010,000	4,037,012
Depreciation	474,744	542,780
Amortization and accretion, net	(2,926)	(22,486)
Stock-based compensation expense	45,376	40,200
OREO Write downs and losses on sale	390,732	909,189
Gain on called available for sale securities	(126,531)	(54,380)
Increase in BOLI cash surrender value	(204,685)	(202,114)
Decrease in accrued interest payable and other liabilities	(155,179)	(33,213)
Decrease in accrued interest receivable	77,188	69,392
Decrease (increase) in other assets	241,631	(1,696,134)
Net cash from operating activities	4,736,776	3,975,493

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(6,886,836)	(15,674,108)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	5,702,938	3,971,251
Net decrease (increase) in loans	12,490,979	(1,464,888)
Proceeds from sale of OREO	588,293	209,467
Net purchases of premises and equipment	(699,880)	(69,277)
Net cash from (used in) investing activities	11,195,494	(13,027,555)

CASH FLOWS FROM FINANCING ACTIVITIES:
FHLB advanced funds	7,100,000	43,700,000
FHLB payments	(20,800,000)	(68,600,000)
Federal funds advances	480,000	7,655,000
Federal funds payments	(480,000)	(7,655,000)
Shareholder cash dividends paid	0	(191,543)
Preferred stock dividend payment	(337,500)	(300,000)
Net increase in demand deposits and savings accounts	14,121,613	29,076,007
Net (decrease) increase in time deposits	(7,576,393)	12,616,284
Net cash from (used in) financing activities	(7,492,280)	16,300,748

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,439,990	7,248,686

CASH AND CASH EQUIVALENTS, beginning of period	21,648,548	9,837,860

CASH AND CASH EQUIVALENTS, end of period	$30,088,538	$17,086,546

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,911,309	$3,191,610
Income taxes	$1,611,000	$1,014,000

NON-CASH INVESTING ACTIVITIES:
Real estate acquired through foreclosure	$641,400	$1,186,263
Change in unrealized gain/loss on available-for-sale securities	$165,221	$1,171,751

NON-CASH FINANCING ACTIVITIES:
Accretion of preferred stock	$83,324	$83,324

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

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

The interim consolidated financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results of a full year’s operations.  For further information, refer to the audited financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2009.

NOTE 2 — CURRENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 3 — SECURITIES

The amortized cost and estimated fair values of debt securities as of June 30, 2010 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
U.S. agencies	$26,775,596	$1,747,392	$—	$28,522,988
Collateralized mortgage obligations	8,372,057	214,496	(8,360)	8,578,193
Municipalities	10,934,272	1,055,918	(5,274)	11,984,916
SBA Pools	1,549,734	—	(22,273)	1,527,461
Mutual Fund	1,586,582	43,750	—	1,630,332
	$49,218,241	$3,061,556	$(35,907)	$52,243,890

The following tables detail the gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010.

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. agencies	$—	$—	$—	$—	$—	$—
Collateralized mortgage obligations	2,994,150	(8,360)	—	—	2,994,150	(8,360)
Municipalities	413,838	(5,274)	—	—	413,838	(5,274)
SBA Pools	—	—	1,521,854	(22,273)	1,521,854	(22,273)
Asset Backed Securities	—	—	—	—	—	—
Total temporarily impaired securities	$3,407,988	$(13,634)	$1,521,854	$(22,273)	$4,929,842	$(35,907)

At June 30, 2010, a total of two SBA pools make up the total amount of securities in an unrealized loss position for greater than 12 months.  Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary.  Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due solely to interest rate changes and the Bank does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities at June 30, 2010, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$510,000	$516,889
Due after one year through five years	3,833,332	3,958,536
Due after five years through ten years	18,381,855	20,015,681
Due after ten years	26,493,054	27,752,784
	$49,218,241	$52,243,890

The amortized cost and estimated fair values of debt securities as of December 31, 2009, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$29,475,777	1,511,122	$(2,181)	$30,984,718
Collateralized mortgage obligations	2,883,988	110,758	—	2,994,746
Municipalities	12,327,922	1,235,683	(6,454)	13,557,151
SBA Pools	1,588,867	—	(9,519)	1,579,348
Asset backed securities	81,867	707	—	82,574
Mutual Fund	1,546,465	20,312	—	1,566,777
	$47,904,886	$2,878,582	$(18,154)	$50,765,314

The following tables detail the gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2009.

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. agencies	$425,908	$(2,181)	$—	$—	$425,908	$(2,181)
Collateralized mortgage obligations	—	—	—	—	—	—
Municipalities	402,628	(6,454)	—	—	402,628	(6,454)
SBA pools	—	—	1,579,348	(9,519)	1,579,348	(9,519)
Asset backed securities	—	—	—	—	—	—
Total temporarily impaired securities	$828,536	$(8,635)	$1,579,348	$(9,519)	$2,407,884	$(18,154)

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

There were no realized gains or losses on sales of available-for-sale securities during 2010 and 2009, however the Company did recognize a gain of $70,692 and $126,531 for the three and six month periods ended June 30, 2010, respectively, on certain available-for-sale securities that were partially called, which compares to $18,554 and $54,380 in the same periods of 2009, respectively. There were no other sales of available-for-sale securities during 2010 and 2009.

Securities carried at $44,756,795 and $34,545,513 at June 30, 2010 and December 31, 2009, respectively, were pledged to secure deposits of public funds.

NOTE 4 — LOANS

Loan totals were as follows:

	JUNE 30,	DECEMBER 31,
	2010	2009
Loans
Commercial real estate	$282,980,987	$283,387,329
Commercial	36,536,604	38,159,590
Real estate construction	40,166,234	52,951,968
Agriculture	28,534,626	29,659,656
Residential real estate and consumer	22,848,547	21,468,468
Total loans	411,066,998	425,627,011

Deferred loan fees and costs, net	(799,553)	(811,103)
Allowance for loan losses	(7,614,138)	(7,020,222)
Net loans	$402,653,307	$417,795,686

Changes in the allowance for loan losses were as follows:

	JUNE 30,	DECEMBER 31,
	2010	2009

Balance, beginning of year	$7,020,222	$5,569,496
Provision charged to operations	2,010,000	5,862,012
Loans charged off	(1,419,399)	(4,419,335)
Loan recoveries	3,315	8,049

Balance, end of period	$7,614,138	$7,020,222

The total recorded investment in impaired loans at June 30, 2010, was $10,070,063 which had a loan loss reserve of $1,301,496.  The total recorded investment in impaired loans at December 31, 2009, was $14,418,204 which had a loan loss reserve of $1,256,329.  No interest income was recognized on impaired loans, while considered impaired during 2010 and 2009.  As of June 30, 2010, we had undisbursed funding commitments on one impaired loan to one borrower totaling $353,133 with a maturity date of October 2010.  As of June 30, 2010, we had three loans considered troubled debt restructurings totaling $1.4 million, which are included in nonaccrual loans.

OAK VALLEY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — OTHER REAL ESTATE OWNED

As of June 30, 2010, six loans with outstanding balances of $1,811,889 were reclassified to other real estate owned, as compared to six loans with outstanding balances of $2,149,514 as of December 31, 2009.

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

NOTE 6— OTHER POST-RETIREMENT BENEFIT PLANS

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

Future compensation under both plans is earned for services rendered through retirement. The Bank accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the plans. The Bank’s current benefit liability is determined based on vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which average approximately 20 years.  The salary continuation liability as of June 30, 2010 and December 31, 2009 was $1,186,636 and $1,147,125, respectively, and is reported in accrued interest and other liabilities in the consolidated balance sheet.

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

The combined cash surrender value of all Bank-owned life insurance policies recorded in other assets on the balance sheet was $10,296,776 and $10,267,862 at June 30, 2010 and December 31, 2009, respectively.

NOTE 7 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The financial statements include various estimated fair value information as of June 30, 2010 and December 31, 2009. Such information, which pertains to the Bank’s financial instruments, does not purport to represent the aggregate net fair value of the Bank. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change. The following methods and assumptions are used by the Bank.

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

The estimated fair values of the Bank’s financial instruments at June 30, 2010 are as follows:

		Estimated
	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents	$30,088,538	$30,088,538
Securities available for sale	52,243,890	52,243,890
Loans	411,066,998	417,279,249
Accrued interest receivable	1,657,144	1,657,144

Financial liabilities:
Deposits	(435,755,504)	(436,070,443)
FHLB advance	(18,500,000)	(18,614,760)
Accrued interest payable	(199,518)	(199,518)

Off-balance-sheet assets (liabilities):

Commitments and standby letters of credit		(560,792)

The estimated fair values of the Bank’s financial instruments at December 31, 2009 are as follows:

	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents	$21,648,548	$21,648,548
Securities available for sale	50,765,314	50,765,314
Loans	425,627,011	434,698,550
Accrued interest receivable	1,734,332	1,734,332

Financial liabilities:
Deposits	(429,210,284)	(429,780,364)
FHLB advance	(32,200,000)	(32,367,049)
Accrued interest payable	(400,169)	(400,169)

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(631,324)

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2010
	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$28,522,988	$		$28,522,988	$
Collateralized mortgage obligations	$8,578,193	$		$8,578,193	$
Municipalities	$11,984,916	$		$11,984,916	$
SBA Pools	$1,527,461	$		$1,527,461	$
Mutual Fund	$1,630,332	$		$1,630,332	$

Assets and liabilities measured on a non-recurring basis:
Impaired Loans	$7,611,559		$—	$—		$7,611,559
Other real estate owned	$1,811,889		$—	$—		$1,811,889

	Fair Value Measurements at December 31, 2009
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$30,984,718	$		$30,984,718	$
Collateralized mortgage obligations	$2,994,746	$		$2,994,746	$
Municipalities	$13,557,151	$		$13,557,151	$
Asset backed securities	$1,579,348	$		$1,579,348	$
SBA Pools	$82,574	$		$82,574	$
Mutual Fund	$1,566,777	$		$1,566,777	$

Assets and liabilities measured on a non-recurring basis:
Impaired Loans	$10,372,613		$—	$—		$10,372,613
Other real estate owned	$2,149,514		$—	$—		$2,149,514

The fair value of securities available for sale equals quoted market price, if available.  If quoted market prices are not available, fair value is determined using quoted market prices for similar securities.  Changes in fair market value are recorded in other comprehensive income net of tax.

The fair value measurement applies to impaired loans, which includes impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.  At June 30, 2010, impaired loans that had a specific loan loss reserve had a principal balance of $8,913,055 with a valuation allowance of $1,301,496.  Upon being classified as impaired, either a charge off or a specific reserve or both may be taken to reduce the balance of each loan to an estimate of the collateral fair market value less cost to dispose. This estimate was a level 3 valuation.  There was no direct impact on the income statement.  The charge-offs were recorded as a debit to the allowance for loan losses.

Fair value of other real estate owned is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the property.  Total fair market value at June 30, 2010 was $1,811,889 which was a level 3 valuation.  There is a direct impact to the income statement as any market value write downs are charged directly to operating expenses.  The Bank is required by internal bank policies to order real estate appraisals on OREO properties every six months.  In addition, management evaluates the book values on a quarterly basis for reasonableness and makes fair value adjustments as necessary.

NOTE 8 — EARNINGS (LOSS) PER SHARE

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

	THREE MONTHS ENDED
	JUNE 30,
In thousands (except share and per share amounts)	2010	2009
BASIC EARNINGS PER SHARE

Net income available to common shareholders	$828,374	$(255,474)
Weighted average shares outstanding	7,681,877	7,661,627
Net income per common share	$0.11	$(0.03)

DILUTED EARNINGS PER SHARE

Net income available to common shareholders	$828,374	$(255,474)
Weighted average shares outstanding	7,681,877	7,661,627
Effect of dilutive stock options	38,563	—
Weighted average shares of common stock and common stock equivalents	7,720,440	7,661,627
Net income per diluted common share	$0.11	$(0.03)

	SIX MONTHS ENDED
	JUNE 30,
In thousands (except share and per share amounts)	2010	2009
BASIC EARNINGS PER SHARE

Net income available to common shareholders	$1,565,602	$(35,575)
Weighted average shares outstanding	7,681,877	7,661,627
Net income per common share	$0.20	$0.00

DILUTED EARNINGS PER SHARE

Net income available to common shareholders	$1,565,602	$(35,575)
Weighted average shares outstanding	7,681,877	7,661,627
Effect of dilutive stock options	31,435	—
Weighted average shares of common stock and common stock equivalents	7,713,312	7,661,627
Net income per diluted common share	$0.20	$0.00

During the three and six month periods ended June 30, 2010, anti-dilutive weighted average options to purchase 231,187 shares of common stock, with prices ranging from $4.58 to $15.67 were outstanding for both periods.    These options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.  During the three and six month periods ended June 30, 2009, all of the Company’s weighted average stock options of 413,310 and 414,970, respectively, to purchase shares of common stock were considered anti-dilutive because the Company recognized a net loss in both of these periods.  These options begin to expire in 2013.  In addition, weighted average warrants of 350,346 issued to the U.S. Treasury Capital Purchase Program were anti-dilutive for the three and six-month periods of 2010 and 2009, as the price of $5.78 was more than the average market price of common shares.

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

Forward-Looking Statements

Some matters discussed in this Form 10-Q may be “forward-looking statements” within the meaning of the Private Litigation Reform Act of 1995 and therefore may involve risks, uncertainties and other factors which may cause our actual results to be materially different from the results expressed or implied by our forward-looking statements.  These statements generally appear with words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” and “expect.”  Although management believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Bank operates); competition from other providers of financial services offered by the Bank; changes in government regulation and legislation; changes in interest rates; material unforeseen changes in the financial stability and liquidity of the Bank’s credit customers; risks associated with concentrations in real estate related loans; changes in accounting standards and interpretations; and other risks as may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and which may be beyond the control of the Company or the Bank.  The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.  Management has determined the following four accounting policies to be critical:

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

Management believes the following were important factors in the Company’s performance during the three and six month periods ended June 30, 2010:

•                  Thanks to our deep roots in the communities that we serve, our focus on customer care and our selectivity in lending, during the first six months of 2010, our performance has been better than most institutions of our size that compete in our market.  Despite the severity of the recession affecting our primary market areas, we have been able to increase our core deposits to $391.6 million and have posted net income available to common shareholders of $0.11 and $0.20 for the three and six month periods of 2010, respectively.

•                  While recently published economic data indicate that the current downturn may be easing, it is not clear when or at what speed the recession will end. To the extent that the recession continues, it will affect the market areas that we serve and our results accordingly.

•                  The Company recognized net income available to common shareholders of $828,000 and $1,566,000 for the three and six month periods ended June 30, 2010, respectively, as compared to a net loss to common shareholders of $255,000 and $36,000 for the same periods in 2009.  The Company recognized net income before preferred stock dividends and accretion of $1,039,000 and $1,986,000, respectively, for the second quarter and six month period of 2010.  The factors contributing to these results will be discussed below.

•                  The Company recognized $210,000 and $421,000, respectively, in the second quarter and six month period of 2010 and 2009 associated with the accrual for preferred stock dividends and accretion of the preferred stock discount in connection with the 13,500 shares of Series A Preferred Stock that the U.S. Treasury purchased from the Company in December 2008 under the TARP Program. So long as such preferred stock remains outstanding, it will pay quarterly cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year.

•               The Company has taken significant steps to reduce the risk of loan losses.   In the three and six month periods ended June 30, 2010, the provision for loan loss was $1,005,000 and $2,010,000, respectively, which was a decrease of $1,132,000 and $2,027,000 compared to the same periods of 2009.  These decreases were mainly due to management’s assessment of the appropriate level for the allowance for loan losses and an decrease in the level of non-accrual loans. The Company continues to monitor its loan portfolio with the objective of avoiding defaults or write-downs.  Despite these actions, the possibility of additional losses can not be eliminated, but the Board of Directors and all employees continue to work hard to make the best of these continuing challenging conditions.

•                  Net interest income increased $357,000 or 6.1% and $761,000 or 6.6% for the three and six month periods ended June 30, 2010, respectively, compared to the same periods in 2009.  This increase was primarily due to the net interest margin increase of 40 and 37 basis points, which was offset by a decrease in average earning assets of $11.3 million and $7.0 million, respectively, for the three and six month periods ended June 30, 2010, as compared to the same periods of 2009.  The net interest margin increase is attributable primarily to liabilities repricing faster than assets in the declining rate environment as described in further detail below.

•                  For the three and six month periods ended June 30, 2010, non-interest income increased by $85,000 or 13.1% and $133,000 or 10.7%, respectively, from the same periods in 2009.  The increase was primarily due to an increase in other income which included the gain on called securities, which was partially offset by a decrease in NSF fee income and mortgage commissions as described below.

•                  Non-interest expense decreased by $470,000 or 9.8% for the three month period ended June 30, 2010 and increased by $37,000 or 0.4% for the six month period ended June 30, 2010, as compared to the same periods in 2009.  The primary reason for the decrease in the second quarter was a significant reduction in the write downs of OREO property values of $718,000, which was offset in part by increased salaries and benefits as described below.

•                  Total assets decreased $5.5 million or 1.1% from December 31, 2009.  Total net loans decreased by $15.1 million or 3.6% and investment securities increased by $1.5 million or 2.9% from December 31, 2009 to June 30, 2010, while deposits increased by $6.5 million or 1.5% for the same period.

Income Summary

For the three and six month periods ended June 30, 2010, the Company recorded net income available to common shareholders of $828,000 and $1,566,000, respectively, representing increases of $1,083,000 and $1,601,000, as compared to the same periods in 2009.  Return on average assets (annualized) was 0.81% and 0.78% for the second quarter and six month periods of 2010, respectively, as compared with -0.03% and 0.15% for the same periods in 2009.  Annualized return on average common equity was 6.84% and 6.54% for the second quarter and six month period of 2010, respectively, as compared to -2.23% and -0.17% for the same periods of 2009.

Net income before provisions for income taxes and preferred stock dividends and accretion was up $2,044,000 and $2,885,000 for the second quarter and six month period of 2010, respectively, from the comparable 2009 periods.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary

	Effect on Pre-Tax Income	Effect on Pre-Tax Income
	Increase (Decrease)	Increase (Decrease)
(In thousands)	Three Months	Six Months
Change from 2009 to 2010 in:
Net interest income	$357	$761
Provision for loan losses	1,132	2,027
Non-interest income	85	133
Non-interest expense	470	(36)
Change in income before income taxes	$2,044	$2,885

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Bank’s operating income.  For the three and six month periods ended June 30, 2010, net interest income was $6.24 million and $12.30 million, respectively, which represented an increase of $357,000 or 6.1% and $761,000 or 6.6%, respectively, from the comparable periods in 2009.

The net interest margin (net interest income as a percentage of average interest earning assets) was 5.36% and 5.29% for the three and six month periods ended June 30, 2010, an increase of 40 and 37 basis points, respectively, as compared to the same periods in 2009.  The increase in the net interest margin in 2010 was primarily attributable to the impact that the decline in market interest rates had on our liability sensitive balance sheet which caused interest-bearing liabilities to decrease faster than the yields on earning assets.  The total cost of funds decreased 73 and 65 basis points in the second quarter and six month period of 2010, respectively, compared to 2009 due to a shift from high cost CDs and FHLB borrowed funds into money market accounts which realized the highest rate decrease of 78 and 73 basis points, respectively.  Further contributing to the decrease in cost of funds was an increase in non-interest bearing demand deposit balances of $10.3 million and $7.9 million for the three and six month periods of 2010, respectively, as compared to the same periods of 2009.  The decrease in our earning asset yield was minimal at only 22 and 18 basis points for the three and six month periods of 2010, respectively, compared to the same periods of 2009, partly due to the portion of our loan portfolio that was at the contractual rate floors.  Yield on loans remained relatively flat at 6.24% for the second quarter 2010 versus 6.29% in the second quarter of 2009, as a result of the contractual rate floors.

The following tables shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three and six month periods ended June 30, 2010 and 2009:

Net Interest Analysis

(Dollars in thousands)

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Average Balance	Interest Income / Expense	Avg Rate/ Yield	Average Balance	Interest Income / Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$411,593	$6,402	6.24%	$428,797	$6,725	6.29%
Investment securities (2)	49,379	654	5.31%	52,402	771	5.90%
Federal funds sold	3,983	2	0.23%	1,497	1	0.19%
Interest-earning deposits	8,160	4	0.17%	1,738	1	0.20%
Total interest-earning assets	473,115	7,062	5.99%	484,434	7,498	6.21%
Total noninterest earning assets	39,574			37,975
Total Assets	512,689			522,409
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	209,087	371	0.71%	175,067	652	1.49%
NOW deposits	59,474	49	0.33%	57,317	70	0.49%
Savings deposits	14,573	15	0.42%	15,057	33	0.87%
Time certificates of deposit $100,000 or more	38,134	112	1.18%	50,089	298	2.39%
Other time deposits	35,845	111	1.25%	54,961	296	2.16%
Other borrowings	19,126	85	1.78%	45,961	158	1.38%
Total interest-bearing liabilities	376,239	743	0.79%	398,452	1,507	1.52%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	71,790			61,533
Other liabilities	2,613			2,912
Total noninterest-bearing liabilities	74,403			64,445
Shareholders’ equity	62,047			59,512
Total liabilities and shareholders’ equity	$512,689			$522,409
Net interest income		$6,319			$5,991
Net interest spread (3)			5.20%			4.69%
Net interest margin (4)			5.36%			4.96%

(1)  Loan fees have been included in the calculation of interest income.

(2) Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

	Six months ended			Six months ended
	June 30, 2010			June 30, 2009
	Average Balance	Interest Income / Expense	Avg Rate/ Yield	Average Balance	Interest Income / Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$415,290	$12,855	6.24%	$429,326	$13,330	6.26%
Investment securities (2)	48,223	1,305	5.46%	49,716	1,491	6.05%
Federal funds sold	3,463	4	0.23%	1,440	2	0.22%
Interest-earning deposits	8,113	8	0.19%	1,619	2	0.20%
Total interest-earning assets	475,089	14,171	6.02%	482,101	14,825	6.20%
Total noninterest earning assets	38,910			37,884
Total Assets	513,999			519,985
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	208,910	821	0.79%	169,324	1,280	1.52%
NOW deposits	58,650	98	0.34%	55,643	145	0.53%
Savings deposits	14,501	32	0.44%	14,330	67	0.94%
Time certificates of deposit $100,000 or more	39,396	303	1.55%	46,049	586	2.57%
Other time deposits	36,967	274	1.49%	53,214	595	2.25%
Other borrowings	21,847	183	1.69%	57,951	387	1.35%
Total interest-bearing liabilities	380,271	1,711	0.91%	396,511	3,061	1.56%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	69,262			61,409
Other liabilities	2,664			2,920
Total noninterest-bearing liabilities	71,926			64,329
Shareholders’ equity	61,802			59,145
Total liabilities and shareholders’ equity	$513,999			$519,985
Net interest income		$12,461			$11,764
Net interest spread (3)			5.11%			4.64%
Net interest margin (4)			5.29%			4.92%

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

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three and six month periods ended June 30, 2010 and 2009.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

(In thousands)

	For the Three Months Ended June 30,
	2010 vs 2009
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1)	$(270)	$(54)	$(324)
Investment securities	(44)	(72)	(116)
Federal funds sold	1	0	1
Interest-earning deposits	3	(1)	2
Total interest income	$(310)	$(127)	$(437)

Interest expense:
Money market deposits	127	(412)	(285)
NOW deposits	3	(23)	(20)
Savings deposits	(1)	(16)	(17)
Time CD $100K or more	(71)	(115)	(186)
Other time deposits	(103)	(82)	(185)
Other borrowings	(92)	20	(72)
Total interest expense	$(137)	$(628)	$(765)

Change in net interest income	$(173)	$501	$328

(1)  Loan fees have been included in the calculation of interest income.

The table above reflects the market interest rate decline has impacted liabilities more than assets as indicated by the increase of $501,000 in net interest income due to the rate change for the three month period of 2010.  The decreased loan volume and the overall change in mix of balances resulted in a decrease of $173,000 to net interest income over the same period.

	For the Six Months Ended June 30,
	2010 vs 2009
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1)	$(436)	$(40)	$(476)
Investment securities	(45)	(142)	(187)
Federal funds sold	2	0	2
Interest-earning deposits	7	0	7
Total interest income	$(472)	$(182)	$(654)

Interest expense:
Money market deposits	299	(758)	(459)
NOW deposits	8	(55)	(47)
Savings deposits	1	(36)	(35)
Time CD $100K or more	(85)	(199)	(284)
Other time deposits	(182)	(140)	(322)
Other borrowings	(241)	37	(204)
Total interest expense	$(200)	$(1,151)	$(1,351)

Change in net interest income	$(272)	$969	$697

(1)  Loan fees have been included in the calculation of interest income.

The table above reflects the market interest rate decline has impacted liabilities more than assets as indicated by the increase of $969,000 in net interest income due to the rate change for the six month period of 2010.  The decreased loan volume and the overall change in mix of balances resulted in a decrease of $272,000 to net interest income over the same period.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three and six month periods ended June 30, 2010, non-interest income was $732,000 and $1,379,000, respectively, an increase of $85,000 or 13.1% and $133,000 or 10.7%, compared to the same periods in 2009.

The following tables show the major components of non-interest income:

	For the Three Months Ended June 30,
	2010	2009	$ change	% change
Service charges on deposits	$259,366	$292,562	$(33,196)	(11.3)%
Earnings on cash surrender value of life insurance	100,699	101,057	(358)	(0.4)%
Mortgage commissions	25,008	46,472	(21,464)	(46.2)%
Other	347,121	207,286	139,835	67.5%
Total non-interest income	$732,194	$647,377	$84,817	13.1%

	For the Six Months Ended June 30,
	2010	2009	$ change	% change
Service charges on deposits	$515,005	$574,947	$(59,942)	(10.4)%
Earnings on cash surrender value of life insurance	204,685	202,114	2,571	1.3%
Mortgage commissions	44,135	89,017	(44,882)	(50.4)%
Other	614,970	379,607	235,363	62.0%
Total non-interest income	$1,378,795	$1,245,685	$133,110	10.7%

The increase to total non-interest income is due in part to the gain on called securities of $71,000 and $127,000 in the second quarter and six month period of 2010, respectively, compared to $19,000 and $54,000 recorded in the same periods of 2009.  In addition, investment service fee income increased by $26,000 and $43,000, while bank debit card fees increased by $25,000 and $49,000, respectively, for the three and six month periods ended June 30, 2010, compared to the same periods in 2009. Gain on called securities, investment service fee income and bank debit card fees are all included in the “other income” line item in the above table.  Offsetting these increases was a decrease in service charges on deposits of $33,000 or 11.3% and $60,000 or 10.4%, respectively, combined with a decrease in mortgage commissions of $21,000 or 46.2% and $45,000 or 50.4%, respectively, in the three and six month periods ended June 30, 2010, as compared to the same periods in 2009.  The Bank continues to expand its offerings to the consumer and business depositor.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

	For the Three Months Ended June 30,
	2010	2009	$ change	% change
Salaries and employee benefits	$2,150,184	$1,865,341	$284,843	15.3%
Occupancy expenses	659,410	677,518	(18,108)	(2.7)%
Data processing fees	236,662	233,901	2,761	1.2%
OREO expenses	216,043	933,724	(717,681)	(76.9)%
Assessments (FDIC & DFI)	258,000	299,124	(41,124)	(13.7)%
Other operating expenses	796,132	776,990	19,142	2.5%
Total non-interest expense	$4,316,431	$4,786,598	$(470,167)	(9.8)%

	For the Six Months Ended June 30,
	2010	2009	$ change	% change
Salaries and employee benefits	$4,340,511	$3,915,225	$425,286	10.9%
Occupancy expenses	1,340,918	1,372,916	(31,998)	(2.3)%
Data processing fees	473,195	452,416	20,779	4.6%
OREO expenses	563,844	1,058,752	(494,908)	(46.7)%
Assessments (FDIC & DFI)	516,000	437,086	78,914	18.1%
Other operating expenses	1,527,223	1,488,509	38,714	2.6%
Total non-interest expense	$8,761,691	$8,724,904	$36,787	0.4%

Non-interest expenses decreased by $470,000 or 9.8% for the three months ended June 30, 2010, as compared to the same period of 2009, and increased by $37,000 or 0.4% for the six months ended June 30, 2010, as compared to the same period of 2009.  Salaries and employee benefits increased $285,000 and $425,000 for the three and six months ended June 30, 2010, respectively, as compared to the same periods of 2009 as a result of hiring existing open positions.  Data processing fees decreased by $18,000 for the three month period of 2010, but increased by $21,000 for the six month period of 2010, as compared to the same periods of 2009, as a result of an increased number of transaction accounts.

FDIC and DFI assessments decreased by $41,000 for the three months ended June 30, 2010, but increased by $79,000 for the six month ended June 30, 2010, as compared to the same periods of 2009.  The decrease of $41,000 in the second quarter of 2010 was the result of a special assessment paid on September 30, 2009 that was accrued for during the second and third quarter of 2009.  Effective April 1, 2009, the FDIC adopted a final rule revising its risk-based insurance assessment system and effectively increasing the overall assessment rate. The new initial base assessment rates for Risk Category 1 institutions range from twelve to sixteen basis points, on an annualized basis.  The year-to-date increase of FDIC insurance in 2010 over 2009 is primarily due to an increase in the industry-wide FDIC assessment rate and growth in our deposit level. In addition, in November 2008, we elected to participate in the FDIC Transaction Account Guarantee Program, which provides unlimited insurance coverage on non-interest-bearing transaction accounts defined by the FDIC, on which we currently pay a 15 basis point surcharge per $100 covered balances in excess of $250 thousand through December 30, 2010, at which time the program expires.

OREO expenses were $216,000 and $564,000 in the second quarter and six month period of 2010, respectively, compared to $934,000 and $1,059,000 for the comparable periods of 2009.  These expenses resulted from various overhead costs and market value write downs associated with the six properties classified as other real estate owned.  OREO expenses are decreasing compared to 2009 as a result of managements effort to actively conduct market valuations on the properties and record writedowns to bring carrying balances to the appropriate market values, which were higher in 2009, as well as selling various properties to bring our OREO balance down to $1.8 million compared to the $2.8 million at June 30, 2009.

Management anticipates that noninterest expense will continue to increase as we continue to grow.  However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Income Taxes

Provision for income taxes for the second quarter and six month periods of 2010 were $616,000 and $926,000, respectively, an increase of $960,000 and $1,284,000 compared to the tax benefit of $344,000 and $358,000, respectively, in the same periods of 2009.  The effective tax rates of 37.23% and 31.78% for the second quarter and six month period of 2010, respectively, are returning to a more normal level compared to 2009 in which we recorded tax benefits.  The 2009 tax rates, in particular, are considerably lower compared to some of our peers and our historical tax rates, and are disproportional compared to pre-tax income assuming marginal tax rates or historical effective tax rates are applied to pre-tax income.  This is primarily due to tax credits from California Enterprise Zones and low income housing projects as well as tax free-income on loans within these enterprise zones and municipal securities and loans that comprise a larger proportion of pre-tax income in 2010 and 2009 as compared other historical periods or peers.  Certain tax credits and deductions are recognized by the Company regardless of the amount of pre-tax income or loss, which further increases the tax benefit and exaggerates the effective tax rates.

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

Non-accrual loans totaled $10.1 million at June 30, 2010, as compared to $14.4 million at December 31, 2009.  The non-accrual loans as of June 30, 2010 are loans made to ten borrowers primarily for purposes of real estate construction and commercial real estate.  As of June 30, 2010, we had three loans considered troubled debt restructurings totaling $1.4 million, which are included in nonaccrual loans.

OREO totaled $1.8 million as of June 30, 2010 and consists of six properties that were acquired through foreclosure including residential land lots and a commercial real estate property.

The following table presents information about the Company’s non-performing loans, including asset quality ratios as of June 30, 2010 and December 31, 2009:

Non-Performing Assets

(in thousands)

	June 30,	December 31,
	2010	2009
Loans in nonaccrual status	$10,070	$14,418
Loans past due 90 days or more and accruing	—	—
Restructured loans	—	—
Total nonperforming loans	10,070	14,418
Other real estate owned	1,812	2,150
Total nonperforming assets	$11,882	$16,568

Allowance for loan losses	$7,614	$7,020

Asset quality ratios:
Non-performing assets to total assets	2.29%	3.16%
Non-performing loans to total loans	2.45%	3.39%
Allowance for loan losses to total loans	1.85%	1.65%
Allowance for loan losses to total non-performing loans	75.61%	48.69%

Allowance for Loan and Lease Losses (“ALLL”)

In anticipation of credit risk inherent in our lending business, we routinely set aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges made for the outstanding loan portfolio have been credited to the allowance for loan losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Bank recorded loan loss provisions of $1,005,000 and $2,010,000 for the three and six month periods in 2010, respectively, which represented a $1,132,000 and $2,027,000 decrease from the provisions recorded in the same periods of 2009.

The allowance for loan losses increased by $594,000 or 8.5%, to $7.61 million at June 30, 2010, as compared with $7.02 million at December 31, 2009.  The Bank recognized the increase in the allowance for loan losses during the first six months of the year due to the loan loss provision of $2.01 million which was partially offset by net loan charge-offs of $1.42 million.  The weak business climate has continued to adversely impact the financial conditions of certain Bank clients in addition to decrease collateral values.  The increase to the allowance for loan losses combined with the decrease in our loan portfolio resulted in an increase in the allowance for loan losses as a percentage of total loans to 1.85% at June 30, 2010, as compared to 1.65% at December 31, 2009.

The Bank will continue to monitor the adequacy of the allowance for loan losses and make additions to the allowance in accordance with the analysis referred to above. Because of uncertainties inherent in estimating the appropriate level of the allowance for loan losses, actual results may differ from management’s estimate of credit losses and the related allowance.

The following table provides an analysis of the changes in the ALLL for the six month periods ended June 30, 2010 and 2009:

Allowance for Loan and Lease Losses

(dollars in thousands)

	Six Months Ended
	June 30,
	2010	2009
Balance at beginning of period	$7,020	$5,569
Provision for loan losses	2,010	4,037
Loans charged off	(1,419)	(3,907)
Recoveries of previous charge-offs	3	2
Net charge-offs	(1,416)	(3,905)
Balance at end of period	$7,614	$5,701

Allowance for loan losses to total loans	1.85%	1.34%
Net charge-offs to average loans (annualized)	0.69%	1.83%
Provision for loan losses to average loans (annualized)	0.98%	1.90%

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

Although management believes the allowance at June 30, 2010 was adequate to absorb probable losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on our service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

The Bank holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of June 30, 2010, and December 31, 2009, we had $30.1 million and $21.6 million, respectively, in cash and cash equivalents.

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

Deposits

Total deposits at June 30, 2010 were $435.8 million, a $6.5 million or 1.5% increase from the deposit total of $429.2 million at December 31, 2009.  Average deposits increased $27.7 million to $427.7 million for the six month period ended June 30, 2010 as compared to the same period in 2009. We attracted deposits due to the safety and soundness of the Bank and our focus on customer service.

Deposits

(in thousands)

	June 30,	December 31,	Six month change
	2010	2009	$	%
Demand	$77,267	$69,647	$7,620	10.9%
NOW	59,133	57,378	1,755	3.1%
MMDA	209,325	202,947	6,378	3.1%
Savings	15,547	17,178	(1,631)	(9.5)%
Time < 100K	30,214	36,215	(6,001)	(16.6)%
Time > $100K	44,270	45,845	(1,575)	(3.4)%
	$435,756	$429,210	$6,546	1.5%

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Three of our clients carry deposit balances of more than 1% of our total deposits, one of which had a deposit balance of more than 3% of total deposits at June 30, 2010.

Since our deposit growth strategy emphasizes core deposit growth we have avoided relying on brokered deposits as a consistent source of funds.  The only brokered deposits the Bank holds are from CDARS, a certificate of deposit program that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer.  The Bank had $8.4 million in brokered deposits as of June 30, 2010 as compared to $11.4 million at December 31, 2009.

Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. Our outstanding FHLB advances decreased by $13.7 million at June 30, 2010 to $18.5 million, compared to $32.2 million at December 31, 2009 due to the increase in deposits and loan repayments. See “Liquidity Management” below for the details on the FHLB borrowings program.

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

The following table shows the Oak Valley Community Bank’s and Oak Valley Bancorp’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at June 30, 2010 and December 31, 2009:

Oak Valley Community Bank Capital Ratios —

(dollars in thousands)

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010:
Total Capital (to Risk-Weighted Assets)	$66,395	14.3%	$46,381	10%	$37,105	8%
Tier 1 Capital (to Risk-Weighted Assets)	$60,554	13.1%	$27,829	6%	$18,552	4%
Tier 1 Capital (to Average Assets)	$60,554	11.8%	$25,632	5%	$20,505	4%

As of December 31, 2009:
Total Capital (to Risk-Weighted Assets)	$64,821	13.6%	$47,844	10%	$38,275	8%
Tier 1 Capital (to Risk-Weighted Assets)	$58,817	12.3%	$28,706	6%	$19,137	4%
Tier 1 Capital (to Average Assets)	$58,817	11.3%	$26,024	5%	$20,819	4%

Oak Valley Bancorp Capital Ratios —

(dollars in thousands)

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010:
Total Capital (to Risk-Weighted Assets)	$66,545	14.4%	N/A	N/A	$37,108	8%
Tier 1 Capital (to Risk-Weighted Assets)	$60,704	13.1%	N/A	N/A	$18,554	4%
Tier 1 Capital (to Average Assets)	$60,704	11.8%	N/A	N/A	$20,508	4%

As of December 31, 2009:
Total Capital (to Risk-Weighted Assets)	$65,014	13.6%	N/A	N/A	$38,285	8%
Tier 1 Capital (to Risk-Weighted Assets)	$59,009	12.3%	N/A	N/A	$19,142	4%
Tier 1 Capital (to Average Assets)	$59,009	11.3%	N/A	N/A	$20,824	4%

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

Maintenance of adequate liquidity requires that sufficient resources be available at all time to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. We obtain funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings.  Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common and preferred stockholders. Our liquid assets at June 30, 2010 were $89.6 million compared to $80.1 million at December 31, 2009.  Our liquidity level measured as the percentage of liquid assets to total assets was 17.3% and 15.3% at June 30, 2010 and December 31, 2009, respectively. We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of June 30, 2010, our borrowing capacity from the FHLB was approximately $118.6 million and the outstanding balance was $18.5 million, or approximately 15.7% of our borrowing capacity. We also maintain 2 lines of credit with correspondent banks to purchase up to $15 million in federal funds, for which there were no advances as of June 30, 2010.

Off-Balance-Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of June 30, 2010 and December 31, 2009, we had commitments to extend credit of $56.1 million and $63.1 million, respectively, which includes obligations under letters of credit of $2.7 million and $2.8 million, respectively.

The effect on our revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

Recent Legislation and Other Regulatory Initiatives

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), a landmark financial reform bill comprised of new rules and restrictions that will impact banks going forward. It includes key provisions aimed at preventing a repeat of the 2008 financial crisis and a new process for winding down failing, systemically important institutions in a manner as close to a controlled bankruptcy as possible.  The Act includes other key provisions as follows:

(1) The Act establishes a new Financial Stability Oversight Council to monitor systemic financial risks. The Board of Governors of the Federal Reserve (“Fed”) are given extensive new authorities to impose strict controls on large bank holding companies with total consolidated assets equal to or in excess of $50 billion and systemically significant nonbank financial companies to limit the risk they might pose for the economy and to other large interconnected companies. The Fed can also take direct control of troubled financial companies that are considered systemically significant.

(2) The Act also establishes a new independent Federal regulatory body for consumer protection within the Federal Reserve System known as the Bureau of Consumer Financial Protection (the “Bureau”), which will assume responsibility for most consumer protection laws (except the Community Reinvestment Act). It will also be in charge of setting appropriate consumer banking fees and caps. The Office of Comptroller of the Currency will continue to have authority to preempt state banking and consumer protection laws if these laws “prevent or significantly” interfere with the business of banking.

(3) The Act restricts the amount of trust preferred securities (“TPS”) that may be considered as Tier 1 Capital. For depository institution holding companies below $15 billion in total assets, TPS issued before May 19, 2010 will be grandfathered, so their status as Tier 1 capital does not change. However going forward, TPS will be disallowed as Tier 1 capital. Beginning January 1, 2013, bank holding companies above $15 billion in assets will have a three-year phase-in period to fill the capital gap caused by the disallowance of the TPS issued before May 19, 2010.

(4) The Act effects changes in the FDIC assessment base with stricter oversight.  A new council of regulators led by the U.S. Treasury will set higher requirements for the amount of cash banks must keep on hand. FDIC insurance coverage is made permanent at the $250 thousand level retroactive to January 1, 2008 and unlimited FDIC insurance is provided for noninterest-bearing transaction accounts in all banks effective December 31, 2010 through the end of 2012. Further, the Act removes the prohibition on payments of interest on demand deposit accounts as of July 21, 2011.  Thus, if a depositor sweeps any amount in excess of $250 thousand from a noninterest-bearing transaction account to an interest bearing demand deposit, there is no FDIC insurance coverage on the portion that is over $250 thousand coverage limit.

(5) The Act places certain limitations on investment and other activities by depository institutions, holding companies and their affiliates.

The impact of the Act on our banking operations is still uncertain due to the large volume of new rules still subject to adoption and interpretation.

Item 3.                   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.                   Controls and Procedures

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

Item 2.                                                         Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of our equity securities during the three months ended June 30, 2010.

Item 3.                                                         Defaults Upon Senior Securities

None.

Item 4.                                                         (Removed and Reserved)

None.

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

Oak Valley Bancorp
Date: August 13, 2010	By:	/s/ RICHARD A. MCCARTY
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