Form 10-Q
period 2010-09-30
Oak Valley Bancorp
filed 2010-11-15
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  7,702,127 shares of common stock outstanding as of October 31, 2010.

Oak Valley Bancorp

September 30, 2010

Index

		Page
PART I — FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

Condensed Consolidated Balance Sheets at September 30, 2010, and December 31, 2009		4

Condensed Consolidated Statements of Operations for the Three and Nine Month Periods Ended September 30, 2010 and September 30, 2009		5

Condensed Consolidated Statements of Changes of Shareholders’ Equity for the Nine-Month Period Ended September 30, 2010 and the Year Ended December 31, 2009		6

Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2010 and September 30, 2009		7

Notes to Consolidated Financial Statements		8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4T.	Controls and Procedures	33

PART II — OTHER INFORMATION		34

Item 1.	Legal Proceedings	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Reserved	34
Item 5.	Other Information	34
Item 6.	Exhibits	34

PART I — FINANCIAL STATEMENTS

Item 1. Financial Statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AT SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	September 30,	December 31,
	2010	2009
ASSETS

Cash and due from banks	$36,321,885	$20,003,548
Federal funds sold	10,170,000	1,645,000
Cash and cash equivalents	46,491,885	21,648,548

Securities available for sale	55,023,463	50,765,314
Loans, net of allowance for loan loss of $7,700,206 in 2010 and $7,020,222 in 2009	400,459,919	417,795,686
Bank premises and equipment, net	10,334,633	10,167,297
Other real estate owned (OREO)	1,142,887	2,149,514
Accrued interest and other assets	21,426,083	22,195,354

	$534,878,870	$524,721,713

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$448,904,177	$429,210,284
Accrued interest and other liabilities	3,369,731	2,619,178
FHLB advances	18,500,000	32,200,000

Total liabilities	470,773,908	464,029,462

Commitments and contingencies

Shareholders’ equity
Preferred stock, no par value; $1,000 per share liquidation preference, 10,000,000 shares authorized and 13,500 issued and outstanding at September 30, 2010 and December 31, 2009	12,972,283	12,847,297
Common stock, no par value; 50,000,000 shares authorized, 7,702,127 and 7,681,877 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	24,003,550	23,933,440
Additional paid-in capital	2,067,431	1,997,747
Retained earnings	22,726,795	20,230,683
Accumulated other comprehensive income, net of tax	2,334,903	1,683,084

Total shareholders’ equity	64,104,962	60,692,251

	$534,878,870	$524,721,713

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009
INTEREST INCOME
Interest and fees on loans	$6,405,225	$6,736,602	$19,232,421	$20,048,818
Interest on securities available for sale	592,553	678,379	1,769,197	1,967,059
Interest on federal funds sold	3,346	1,334	7,220	2,929
Interest on deposits with banks	13,370	1,942	21,158	3,574
Total interest income	7,014,494	7,418,257	21,029,996	22,022,380

INTEREST EXPENSE
Deposits	570,347	1,245,576	2,097,640	3,918,842
FHLB advances	85,370	152,841	268,625	539,979
Federal funds purchased	0	38	110	381
Total interest expense	655,717	1,398,455	2,366,375	4,459,202

Net interest income	6,358,777	6,019,802	18,663,621	17,563,178
PROVISION FOR LOAN LOSSES	1,005,000	925,000	3,015,000	4,962,012

Net interest income after provision for loan losses	5,353,777	5,094,802	15,648,621	12,601,166

NON-INTEREST INCOME
Service charges on deposits	272,136	300,282	787,142	875,229
Earnings on cash surrender value of life insurance	103,986	101,057	308,671	303,170
Mortgage commissions	30,849	38,143	74,984	127,160
Other	269,078	338,154	884,047	717,763
Total non-interest income	676,049	777,636	2,054,844	2,023,322

NON-INTEREST EXPENSE
Salaries and employee benefits	2,143,094	1,974,022	6,483,605	5,889,247
Occupancy expenses	690,209	658,928	2,031,127	2,031,844
Data processing fees	233,694	220,181	706,889	672,597
OREO expenses	35,051	915,623	598,894	1,974,375
Assessments (FDIC & DFI)	258,000	230,269	774,000	667,355
Other operating expenses	828,155	745,563	2,355,381	2,234,073
Total non-interest expense	4,188,203	4,744,586	12,949,896	13,469,491

Net income before provision for income taxes	1,841,623	1,127,852	4,753,569	1,154,997

PROVISION (BENEFIT) FOR INCOME TAXES	700,700	248,701	1,626,221	(109,401)
NET INCOME	$1,140,923	$879,151	$3,127,348	$1,264,398

Preferred stock dividends and accretion	210,412	210,411	631,236	631,233
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$930,511	$668,740	$2,496,112	$633,165

NET EARNINGS PER COMMON SHARE	$0.12	$0.09	$0.32	$0.08

NET EARNINGS PER DILUTED COMMON SHARE	$0.12	$0.09	$0.32	$0.08

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2010

	NINE MONTHS ENDED SEPTEMBER 30, 2010 AND YEAR ENDED DECEMBER 31, 2009
								Accumulated
					Additional			Other	Total
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Income	Equity

Balances, January 1, 2009	7,661,627	$23,863,331	13,500	$12,680,649	$1,925,224	$19,226,645		$290,230	$57,986,079
Stock options exercised	20,250	$70,109							70,109
Preferred stock accretion				$166,648		$(166,648)			0
Preferred stock dividend payments						(637,500)			(637,500)
Cash dividends ($0.025 per share)						(191,542)			(191,542)
Stock based compensation					72,523				72,523
Comprehensive income:
Net changes in unrealized gain on available-for-sale securities (net of income tax of $988,188)							1,392,854	1,392,854	1,392,854
Net income						1,999,728	1,999,728		1,999,728
Comprehensive income							$3,392,582
Balances, December 31, 2009	7,681,877	$23,933,440	13,500	$12,847,297	$1,997,747	$20,230,683		$1,683,084	$60,692,251

Stock options exercised	20,250	$70,110							$70,110
Preferred stock accretion				$124,986		$(124,986)			0
Preferred stock dividend payments						(506,250)			(506,250)
Stock based compensation					69,684				69,684
Comprehensive income:
Net changes in unrealized gain on available-for-sale securities (net of income tax of $455,775)							651,819	651,819	651,819
Net income						3,127,348	3,127,348		3,127,348
Comprehensive income							$3,779,167
Balances, September 30, 2010	7,702,127	$24,003,550	13,500	$12,972,283	$2,067,431	$22,726,795		$2,334,903	$64,104,962

The accompanying notes are an integral part of these consolidated financial statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009

	NINE MONTHS ENDED SEPTEMBER 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,127,348	$1,264,398
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for loan losses	3,015,000	4,962,012
Depreciation	720,632	806,526
Amortization and accretion, net	660	(30,778)
Stock-based compensation expense	69,684	56,400
OREO Write downs and losses on sale	413,275	1,974,375
Gain on called available for sale securities	(172,561)	(132,192)
Earnings from BOLI cash surrender value	(308,671)	(302,634)
Decrease (increase) in accrued interest payable and other liabilities	750,553	(385,587)
Decrease in accrued interest receivable	76,316	113,663
Decrease (increase) in other assets	370,080	(1,545,829)
Net cash from operating activities	8,062,316	6,780,354

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(11,090,604)	(16,925,358)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	8,111,950	7,275,261
Net decrease (increase) in loans	13,679,367	(2,697,451)
Proceeds from sale of OREO	1,234,752	209,467
Proceeds from redemption of BOLI policies	175,771	0
Net purchases of premises and equipment	(887,968)	(82,872)
Net cash from (used in) investing activities	11,223,268	(12,220,953)

CASH FLOWS FROM FINANCING ACTIVITIES:
FHLB advanced funds	7,100,000	50,700,000
FHLB payments	(20,800,000)	(92,700,000)
Federal funds advances	480,000	8,770,000
Federal funds payments	(480,000)	(8,770,000)
Shareholder cash dividends paid	0	(191,541)
Preferred stock dividend payment	(506,250)	(468,750)
Net increase in demand deposits and savings accounts	28,797,189	48,137,511
Net (decrease) increase in time deposits	(9,103,296)	5,146,855
Proceeds from sale of common stock and exercise of stock options	70,110	70,110
Net cash from financing activities	5,557,753	10,694,185

NET INCREASE IN CASH AND CASH EQUIVALENTS	24,843,337	5,253,586

CASH AND CASH EQUIVALENTS, beginning of period	21,648,548	9,837,860

CASH AND CASH EQUIVALENTS, end of period	$46,491,885	$15,091,446

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$2,597,190	$4,766,247
Income taxes	$1,646,000	$1,014,000

NON-CASH INVESTING ACTIVITIES:
Real estate acquired through foreclosure	$641,400	$1,186,263
Change in unrealized gain/loss on available-for-sale securities	$1,107,594	$2,302,718

NON-CASH FINANCING ACTIVITIES:
Accretion of preferred stock	$124,986	$124,986

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

The interim consolidated financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results of a full year’s operations.  For further information, refer to the audited financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2009.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

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

FASB ASC Topic 825 “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825, “Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required under Topic 825 were included in the Company’s Form 10-Q beginning September 30, 2009.

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

FASB ASC Topic 310 “Disclosures about the Credit Quality of Fincancing Receivables and the Allowance for Credit Losses.”  In July 2010, FASB issued Accounting Standards Update 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310).  This standard expands disclosures about credit quality of financing receivables and the allowance for loan losses. The standard will require the Company to expand disclosures about the credit quality of our loans and the related reserves against them. The extra disclosures will include disaggregated matters related to our past due loans, credit quality indicators, and modifications of loans. The Company will adopt the standard beginning with our December 31, 2010 financial statements. This standard will not have an impact on the Company’s financial position or results of operations.

NOTE 3 — SECURITIES

The amortized cost and estimated fair values of debt securities as of September 30, 2010 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Available-for-sale securities:
U.S. agencies	$29,699,856	$2,256,113	$—	$31,955,969
Collateralized mortgage obligations	8,039,954	490,957	(6)	8,530,905
Municipalities	10,175,326	1,201,242		11,376,568
SBA Pools	1,532,923	—	(11,529)	1,521,394
Mutual Fund	1,607,382	31,245	—	1,638,627
	$51,055,441	$3,979,557	$(11,535)	$55,023,463

The following tables detail the gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010.

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. agencies	$—	$—	$—	—	$—	$—
Collateralized mortgage obligations	79,428	(6)	—	—	79,428	(6)
Municipalities	—	—	—	—	—	—
SBA Pools	—	—	1,515,779	(11,529)	1,515,779	(11,529)
Asset Backed Securities	—	—	—	—	—	—
Total temporarily impaired securities	$79,428	$(6)	$1,515,779	$(11,529)	$1,595,207	$(11,535)

At September 30, 2010, a total of two SBA pools make up the total amount of securities in an unrealized loss position for greater than 12 months.  Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary.  Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due solely to interest rate changes and the Bank does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities at September 30, 2010, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$1,025,000	$1,039,616
Due after one year through five years	5,408,997	5,992,891
Due after five years through ten years	20,084,019	21,983,253
Due after ten years	24,537,425	26,007,703
	$51,055,441	$55,023,463

The amortized cost and estimated fair values of debt securities as of December 31, 2009, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$29,475,777	1,511,122	$(2,181)	$30,984,718
Collateralized mortgage obligations	2,883,988	110,758	—	2,994,746
Municipalities	12,327,922	1,235,683	(6,454)	13,557,151
SBA Pools	1,588,867	—	(9,519)	1,579,348
Asset backed securities	81,867	707	—	82,574
Mutual Fund	1,546,465	20,312	—	1,566,777
	$47,904,886	$2,878,582	$(18,154)	$50,765,314

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

There were no realized gains or losses on sales of available-for-sale securities during 2010 and 2009, however the Company did recognize a gain of $46,030 and $172,561 for the three and nine month periods ended September 30, 2010, respectively, on certain available-for-sale securities that were partially called, which compares to $77,811 and $132,192 in the same periods of 2009, respectively. There were no other sales of available-for-sale securities during 2010 and 2009.

Securities carried at $49,023,289 and $34,545,513 at September 30, 2010 and December 31, 2009, respectively, were pledged to secure deposits of public funds.

NOTE 4 — LOANS

Loan totals were as follows:

	SEPTEMBER 30,	DECEMBER 31,
	2010	2009
Loans
Commercial real estate	$293,203,342	$283,387,329
Commercial	32,719,129	38,159,590
Real estate construction	32,168,954	52,951,968
Agriculture	28,093,824	29,659,656
Residential real estate and consumer	22,786,210	21,468,468
Total loans	408,971,459	425,627,011

Deferred loan fees and costs, net	(811,334)	(811,103)
Allowance for loan losses	(7,700,206)	(7,020,222)
Net loans	$400,459,919	$417,795,686

Changes in the allowance for loan losses were as follows:

	SEPTEMBER 30,	DECEMBER 31,
	2010	2009

Balance, beginning of year	$7,020,222	$5,569,496
Provision charged to operations	3,015,000	5,862,012
Loans charged off	(2,340,217)	(4,419,335)
Loan recoveries	5,201	8,049

Balance, end of period	$7,700,206	$7,020,222

The total recorded investment in impaired loans at September 30, 2010, was $9,547,201 which had a loan loss reserve of $694,590.  The total recorded investment in impaired loans at December 31, 2009, was $14,418,204 which had a loan loss reserve of $1,256,329.  No interest income was recognized on impaired loans, while considered impaired during 2010 and 2009.  As of September 30, 2010, we had undisbursed funding commitments on one impaired loan to one borrower totaling $151,738 with a maturity date of May 2010.  As of September 30, 2010, we had three loans considered troubled debt restructurings totaling $1.4 million, which are included in nonaccrual loans.

OAK VALLEY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — OTHER REAL ESTATE OWNED

As of September 30, 2010, four loans with outstanding balances of $1,142,887 were reclassified to other real estate owned, as compared to six loans with outstanding balances of $2,149,514 as of December 31, 2009.

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

NOTE 6 OTHER POST-RETIREMENT BENEFIT PLANS

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

Future compensation under both plans is earned for services rendered through retirement. The Bank accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the plans. The Bank’s current benefit liability is determined based on vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which average approximately 20 years.  The salary continuation liability as of September 30, 2010 and December 31, 2009 was $1,247,251 and $1,147,125, respectively, and is reported in accrued interest and other liabilities in the consolidated balance sheet.

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

The combined cash surrender value of all Bank-owned life insurance policies recorded in other assets on the balance sheet was $10,400,761 and $10,267,862 at September 30, 2010 and December 31, 2009, respectively.

NOTE 7 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The financial statements include various estimated fair value information as of September 30, 2010 and December 31, 2009. Such information, which pertains to the Bank’s financial instruments, does not purport to represent the aggregate net fair value of the Bank. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change. The following methods and assumptions are used by the Bank.

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

The estimated fair values of the Bank’s financial instruments at September 30, 2010 are as follows:

		Estimated
	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents	$46,491,885	46,491,885
Securities available for sale	55,023,463	55,023,463
Loans	408,971,459	414,347,568
Accrued interest receivable	1,658,016	1,658,016

Financial liabilities:
Deposits	(448,904,177)	(449,552,905)
FHLB advance	(18,500,000)	(18,573,636)
Accrued interest payable	(169,354)	(169,354)

Off-balance-sheet assets (liabilities):

Commitments and standby letters of credit		(543,390)

The estimated fair values of the Bank’s financial instruments at December 31, 2009 are as follows:

	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents	$21,648,548	$21,648,548
Securities available for sale	50,765,314	50,765,314
Loans	425,627,011	434,698,550
Accrued interest receivable	1,734,332	1,734,332

Financial liabilities:
Deposits	(429,210,284)	(429,780,364)
FHLB advance	(32,200,000)	(32,367,049)
Accrued interest payable	(400,169)	(400,169)

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(631,324)

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2010
	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$31,955,969	$		$31,955,969	$
Collateralized mortgage obligations	$8,530,905	$		$8,530,905	$
Municipalities	$11,376,568	$		$11,376,568	$
SBA Pools	$1,521,394	$		$1,521,394	$
Mutual Fund	$1,638,627	$		$1,638,627	$

Assets and liabilities measured on a non-recurring basis:
Impaired Loans	$3,781,621		$—	$—		$3,781,621
Other real estate owned	$1,142,887		$—	$—		$1,142,887

	Fair Value Measurements at December 31, 2009
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$30,984,718	$		$30,984,718	$
Collateralized mortgage obligations	$2,994,746	$		$2,994,746	$
Municipalities	$13,557,151	$		$13,557,151	$
Asset backed securities	$1,579,348	$		$1,579,348	$
SBA Pools	$82,574	$		$82,574	$
Mutual Fund	$1,566,777	$		$1,566,777	$

Assets and liabilities measured on a non-recurring basis:
Impaired Loans	$10,372,613		$—	$—		$10,372,613
Other real estate owned	$2,149,514		$—	$—		$2,149,514

The fair value of securities available for sale equals quoted market price, if available.  If quoted market prices are not available, fair value is determined using quoted market prices for similar securities.  Changes in fair market value are recorded in other comprehensive income net of tax.

The fair value measurement applies to impaired loans, which includes impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.  At September 30, 2010, impaired loans that had a specific loan loss reserve had a principal balance of $4,476,211 with a valuation allowance of $694,590.  Upon being classified as impaired, either a charge off or a specific reserve or both may be taken to reduce the balance of each loan to an estimate of the collateral fair market value less cost to dispose. This estimate was a level 3 valuation.  There was no direct impact on the income statement.  The charge-offs were recorded as a debit to the allowance for loan losses.

Fair value of other real estate owned is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the property.  Total fair market value at September 30, 2010 was $1,142,887 which was a level 3 valuation.  There is a direct impact to the income statement as any market value write downs are charged directly to operating expenses.  The Bank is required by internal bank policies to order real estate appraisals on OREO properties every six months.  In addition, management evaluates the book values on a quarterly basis for reasonableness and makes fair value adjustments as necessary.

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

	THREE MONTHS ENDED
	SEPTEMBER 30,
In thousands (except share and per share amounts)	2010	2009
BASIC EARNINGS PER SHARE

Net income available to common shareholders	$930,511	$668,740
Weighted average shares outstanding	7,692,900	7,668,891
Net income per common share	$0.12	$0.09

DILUTED EARNINGS PER SHARE

Net income available to common shareholders	$930,511	$668,740
Weighted average shares outstanding	7,692,900	7,668,891
Effect of dilutive stock options	36,275	25,167
Weighted average shares of common stock and common stock equivalents	7,729,175	7,694,058
Net income per diluted common share	$0.12	$0.09

	NINE MONTHS ENDED
	SEPTEMBER 30,
In thousands (except share and per share amounts)	2010	2009
BASIC EARNINGS PER SHARE

Net income available to common shareholders	$2,496,112	$633,165
Weighted average shares outstanding	7,685,592	7,664,075
Net income per common share	$0.32	$0.08

DILUTED EARNINGS PER SHARE

Net income available to common shareholders	$2,496,112	$633,165
Weighted average shares outstanding	7,685,592	7,664,075
Effect of dilutive stock options	34,024	28,035
Weighted average shares of common stock and common stock equivalents	7,719,616	7,692,110
Net income per diluted common share	$0.32	$0.08

During the three and nine month periods ended September 30, 2010, anti-dilutive weighted average options to purchase 223,386 and 234,517 shares of common stock, respectively, were outstanding with prices ranging from $5.20 to $15.67.  Anti-dilutive weighted average stock options of 240,187 and 241,888 were outstanding during the same three and nine month periods of 2009, respectively, with prices ranging from $4.58 to $15.67.  These options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.  These options begin to expire in 2013.  In addition, weighted average warrants of 350,346 issued to the U.S. Treasury Capital Purchase Program were anti-dilutive for the three and six-month periods of 2010 and 2009, as the price of $5.78 was more than the average market price of common shares.

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

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. This discussion and analysis includes executive management’s (“Management”) insight of the Company’s financial condition and results of operations of Oak Valley Bancorp and its subsidiary.  Unless otherwise stated, the “Company” refers to the consolidated entity, Oak Valley Bancorp, while the “Bank” refers to Oak Valley Community Bank

Forward-Looking Statements

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

Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, whether as a result of new information, future developments or otherwise, except as may be required by law.

Critical Accounting Estimates

Management has determined the following four accounting policies to be critical:

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

Management believes the following were important factors in the Company’s performance during the three and nine month periods ended September 30, 2010:

•                  Thanks to our deep roots in the communities that we serve, our focus on customer care and our selectivity in lending, during the first nine months of 2010, our performance has been better than most institutions of our size that compete in our market.  Despite the severity of the recession affecting our primary market areas, we have been able to increase our core deposits to $405.3 million and have posted net income available to common shareholders of $0.12 and $0.32 per diluted share for the three and nine month periods of 2010, respectively.

•                        While recently published economic data indicate that the current downturn may be easing, it is not clear when or at what speed the recession will end. To the extent that the recession continues, it will affect the market areas that we serve and our results accordingly.

•                      The Company recognized net income available to common shareholders of $931,000 and $2,496,000 for the three and nine month periods ended September 30, 2010, respectively, as compared to $669,000 and $633,000 for the same periods in 2009.  The Company recognized net income before preferred stock dividends and accretion of $1,141,000 and $3,127,000, respectively, for the third quarter and nine month period of 2010.  The factors contributing to these results will be discussed below.

•                  The Company recognized $210,000 and $631,000, respectively, in the third quarter and nine month period of 2010 and 2009 associated with the accrual for preferred stock dividends and accretion of the preferred stock discount in connection with the 13,500 shares of Series A Preferred Stock that the U.S. Treasury purchased from the Company in December 2008 under the TARP Program. So long as such preferred stock remains outstanding, it will pay quarterly cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year.

•                  The Company has taken significant steps to reduce the risk of loan losses.   In the three and nine month periods ended September 30, 2010, the provision for loan loss was $1,005,000 and $3,015,000, respectively, which was an increase of $80,000 for the quarter and a decrease of $1,947,000 for the nine month period compared to 2009.  The year-to-date decrease was mainly due to management’s assessment of the appropriate level for the allowance for loan losses and a decrease in the level of non-accrual loans. The Company continues to monitor its loan portfolio with the objective of avoiding defaults or write-downs.  Despite these actions, the possibility of additional losses cannot be eliminated, but the Board of Directors and all employees continue to work hard to make the best of these continuing challenging conditions.

•                      Net interest income increased $339,000 or 5.6% and $1,100,000 or 6.3% for the three and nine month periods ended September 30, 2010, respectively, compared to the same periods in 2009.  This increase was primarily due to the net interest margin increase of 17 and 31 basis points, respectively, for the three and nine month periods ended September 30, 2010, as compared to the same periods of 2009.  The net interest margin increase is attributable primarily to liabilities repricing faster than assets in the declining rate environment as described in further detail below.

•                      Non-interest income decreased by $102,000 or 13.1% for the third quarter and increased by $32,000 or 1.6% for the nine month period of 2010 as compared to the same periods in 2009.  Year-to-date results show an increase in other income which includes the gain on called securities and bank debit card fees.  This was partially offset by a decrease in NSF fee income and mortgage commissions as described below.

•                      Non-interest expense decreased by $556,000 or 11.7% and $520,000 or 3.9% for the three and nine month periods ended September 30, 2010, respectively, as compared to the same periods in 2009.  The primary reason for the decrease was a significant reduction in the write downs of OREO property values, which was offset in part by increased salaries and benefits as described below.

•                      Total assets increased $10.2 million or 1.9% from December 31, 2009.  Total net loans decreased by $17.3 million or 4.1% and investment securities increased by $4.3 million or 8.4% from December 31, 2009 to September 30, 2010, while deposits increased by $19.7 million or 4.6% for the same period.

Income Summary

For the three and nine month periods ended September 30, 2010, the Company recorded net income available to common shareholders of $931,000 and $2,496,000, respectively, representing increases of $262,000 and $1,863,000, as compared to the same periods in 2009.  Return on average assets (annualized) was 0.86% and 0.81% for the third quarter and nine month periods of 2010, respectively, as compared with 0.67% and 0.32% for the same periods in 2009.  Annualized return on average common equity was 7.38% and 6.83% for the third quarter and nine month period of 2010, respectively, as compared to 5.73% and 1.85% for the same periods of 2009.

Net income before provisions for income taxes and preferred stock dividends and accretion was up $714,000 and $3,599,000 for the third quarter and nine month period of 2010, respectively, from the comparable 2009 periods.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary

	Effect on Pre-Tax Income	Effect on Pre-Tax Income
	Increase (Decrease)	Increase (Decrease)
(In thousands)	Three Months	Nine months
Change from 2009 to 2010 in:
Net interest income	$339	$1,100
Provision for loan losses	(80)	1,947
Non-interest income	(102)	32
Non-interest expense	557	520
Change in income before income taxes	$714	$3,599

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Bank’s operating income.  For the three and nine month periods ended September 30, 2010, net interest income was $6.4 million and $18.7 million, respectively, which represented an increase of $339,000 or 5.6% and $1,100,000 or 6.3%, respectively, from the comparable periods in 2009.

The net interest margin (net interest income as a percentage of average interest earning assets) was 5.23% and 5.27% for the three and nine month periods ended September 30, 2010, an increase of 17 and 31 basis points, respectively, as compared to the same periods in 2009.  The increase in the net interest margin in 2010 was primarily attributable to the impact that the decline in market interest rates had on our liability sensitive balance sheet which caused interest-bearing liabilities to decrease faster than the yields on earning assets.  The total cost of funds decreased 71 and 67 basis points in the third quarter and nine month period of 2010, respectively, compared to 2009 due to a shift from high cost CDs and FHLB borrowed funds into demand deposit and money market accounts.  Average non-interest-bearing demand deposit balances increased by $17.7 million and $11.1 million for the three and nine month periods of 2010, respectively, as compared to the same periods of 2009.  Compared to cost of funds, the decrease in our earning asset yield was not as significant at only 44 and 27 basis points for the three and nine month periods of 2010, respectively, compared to the same periods of 2009.  Yield on loans remained relatively flat at 6.20% for the third quarter 2010 versus 6.32% in the third quarter of 2009, partly as a result of the significant portion of our loans that are at their contractual rate floors.

The following tables shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three and nine month periods ended September 30, 2010 and 2009:

Net Interest Analysis

(Dollars in thousands)

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Average Balance	Interest Income / Expense	Avg Rate/ Yield	Average Balance	Interest Income/ Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$409,992	$6,408	6.20%	$423,947	$6,751	6.32%
Investment securities (2)	49,626	652	5.21%	51,811	777	5.95%
Federal funds sold	5,792	3	0.21%	2,095	1	0.25%
Interest-earning deposits	21,452	13	0.24%	3,347	2	0.23%
Total interest-earning assets	486,862	7,076	5.77%	481,200	7,531	6.21%
Total noninterest earning assets	38,028			40,084
Total Assets	524,890			521,284
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	207,921	311	0.59%	191,740	630	1.30%
NOW deposits	60,583	48	0.31%	58,643	70	0.47%
Savings deposits	14,880	15	0.40%	13,362	20	0.58%
Time certificates of deposit $100,000 or more	40,528	98	0.96%	47,678	264	2.19%
Other time deposits	35,637	98	1.09%	52,821	263	1.97%
Other borrowings	18,500	85	1.82%	31,752	153	1.91%
Total interest-bearing liabilities	378,049	655	0.69%	395,996	1,400	1.40%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	80,196			62,498
Other liabilities	3,101			3,020
Total noninterest-bearing liabilities	83,297			65,518
Shareholders’ equity	63,544			59,770
Total liabilities and shareholders’ equity	$524,890			$521,284
Net interest income		$6,421			$6,131
Net interest spread (3)			5.08%			4.81%
Net interest margin (4)			5.23%			5.06%

(1)  Loan fees have been included in the calculation of interest income.

(2) Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

	Nine months ended			Nine months ended
	September 30, 2010			September 30, 2009
	Average Balance	Interest Income / Expense	Avg Rate/ Yield	Average Balance	Interest Income / Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$413,504	$19,262	6.23%	$427,513	$20,081	6.28%
Investment securities (2)	48,696	1,956	5.37%	50,422	2,249	5.96%
Federal funds sold	4,248	7	0.22%	1,661	3	0.24%
Interest-earning deposits	12,608	21	0.22%	2,201	4	0.22%
Total interest-earning assets	479,056	21,246	5.93%	481,797	22,337	6.20%
Total noninterest earning assets	38,613			38,626
Total Assets	517,669			520,423
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	208,576	1,133	0.73%	176,878	1,910	1.44%
NOW deposits	59,301	145	0.33%	56,654	215	0.51%
Savings deposits	14,629	47	0.43%	14,003	86	0.83%
Time certificates of deposit $100,000 or more	39,778	401	1.35%	46,598	850	2.44%
Other time deposits	36,519	372	1.36%	53,081	858	2.16%
Other borrowings	20,719	269	1.74%	49,123	540	1.47%
Total interest-bearing liabilities	379,522	2,367	0.83%	396,337	4,459	1.50%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	72,947			61,776
Other liabilities	2,811			2,954
Total noninterest-bearing liabilities	75,758			64,730
Shareholders’ equity	62,389			59,356
Total liabilities and shareholders’ equity	$517,669			$520,423
Net interest income		$18,879			$17,878
Net interest spread (3)			5.10%			4.69%
Net interest margin (4)			5.27%			4.96%

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

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three and nine month periods ended September 30, 2010 and 2009.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

(In thousands)

	For the Three Months Ended September 30,
	2010 vs 2009
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1)	$(222)	$(121)	$(343)
Investment securities	(33)	(92)	(125)
Federal funds sold	2	(1)	1
Interest-earning deposits	11	1	12
Total interest income	$(242)	$(213)	$(455)

Interest expense:
Money market deposits	53	(372)	(319)
NOW deposits	2	(24)	(22)
Savings deposits	2	(7)	(5)
Time CD $100K or more	(40)	(126)	(166)
Other time deposits	(85)	(79)	(164)
Other borrowings	(64)	(5)	(69)
Total interest expense	$(132)	$(613)	$(745)

Change in net interest income	$(110)	$400	$290

(1)  Loan fees have been included in the calculation of interest income.

The table above reflects the market interest rate decline has impacted liabilities more than assets as indicated by the increase of $400,000 in net interest income due to the rate change for the three month period of 2010.  The decreased loan volume and the overall change in mix of balances resulted in a decrease of $110,000 to net interest income over the same period.

	For the Nine months Ended September 30,
	2010 vs 2009
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1)	$(658)	$(163)	$(821)
Investment securities	(77)	(216)	(293)
Federal funds sold	5	0	5
Interest-earning deposits	17	1	18
Total interest income	$(713)	$(378)	$(1,091)

Interest expense:
Money market deposits	342	(1,120)	(778)
NOW deposits	10	(80)	(70)
Savings deposits	4	(43)	(39)
Time CD $100K or more	(124)	(325)	(449)
Other time deposits	(268)	(218)	(486)
Other borrowings	(312)	42	(270)
Total interest expense	$(348)	$(1,744)	$(2,092)

Change in net interest income	$(365)	$1,366	$1,001

(1)  Loan fees have been included in the calculation of interest income.

The table above reflects the market interest rate decline has impacted liabilities more than assets as indicated by the increase of $1,366,000 in net interest income due to the rate change for the nine month period of 2010.  The decreased loan volume and the overall change in mix of balances resulted in a decrease of $365,000 to net interest income over the same period.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three and nine month periods ended September 30, 2010, non-interest income was $676,000 and $2,055,000, respectively, a decrease of $102,000 or 13.1% and an increase of $32,000 or 1.6%, compared to the same periods in 2009.

The following tables show the major components of non-interest income:

	For the Three Months Ended September 30,
	2010	2009	$ change	% change
Service charges on deposits	$272,136	$300,282	$(28,146)	(9.4)%
Earnings on cash surrender value of life insurance	103,986	101,057	2,929	2.9%
Mortgage commissions	30,849	38,143	(7,294)	(19.1)%
Other	269,078	338,154	(69,076)	(20.4)%
Total non-interest income	$676,049	$777,636	$(101,587)	(13.1)%

The decrease to total non-interest income for the quarter is due in part to the gain on called securities of 46,000 in the third quarter of 2010 compared to $78,000 recorded in the third quarter of 2009.  In addition, investment service fee income decreased by $49,000 or 63.3%, mortgage commissions decreased by $7,000 or 19.1% and service charges on deposits decreased by $28,000 or 9.4% in the third quarter of 2010 compared to 2009.  Offsetting these decreases was in increase of $30,000 in bank debit card fees in the three month period ended September 30, 2010, as compared to the same period in 2009.  Gain on called securities, investment service fee income and bank debit card fees are all included in the “other income” line item in the above table.

	For the Nine Months Ended September 30,
	2010	2009	$ change	% change
Service charges on deposits	$787,142	$875,229	$(88,087)	(10.1)%
Earnings on cash surrender value of life insurance	308,671	303,170	5,501	1.8%
Mortgage commissions	74,984	127,160	(52,176)	(41.0)%
Other	884,047	717,763	166,284	23.2%
Total non-interest income	$2,054,844	$2,023,322	$31,522	1.6%

The year-to-date increase to total non-interest income is primarily due to bank debit card fees and the gain on called securities of $260,000 and $172,000, respectively,  in the nine month period of 2010, which represent increases of $79,000 and $40,000, respectively.  Gain on called securities investment service fee income and bank debit card fees are included in the “other income” line item in the above table.  In addition, rental income from OREO and bank owned properties increased by $33,000 compared to prior year mainly due to the relocation of our Mammoth Lakes branch and the subsequent lease agreement for the old branch property.  Offsetting these increases was a decrease in service charges on deposits of $88,000 or 10.1%, combined with a decrease in mortgage commissions of $52,000 or 41.0% for the nine month period ended September 30, 2010, as compared to the same period in 2009.  The Bank continues to expand its offerings to the consumer and business depositor.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

	For the Three Months Ended September 30,
	2010	2009	$ change	% change
Salaries and employee benefits	$2,143,094	$1,974,022	$169,072	8.6%
Occupancy expenses	690,209	658,928	31,281	4.7%
Data processing fees	233,694	220,181	13,513	6.1%
OREO expenses	35,051	915,623	(880,572)	(96.2)%
Assessments (FDIC & DFI)	258,000	230,269	27,731	12.0%
Other operating expenses	828,155	745,563	82,592	11.1%
Total non-interest expense	$4,188,203	$4,744,586	$(556,383)	(11.7)%

	For the Nine Months Ended September 30,
	2010	2009	$ change	% change
Salaries and employee benefits	$6,483,605	$5,889,247	$594,358	10.1%
Occupancy expenses	2,031,127	2,031,844	(717)	(0.0)%
Data processing fees	706,889	672,597	34,292	5.1%
OREO expenses	598,894	1,974,375	(1,375,481)	(69.7)%
Assessments (FDIC & DFI)	774,000	667,355	106,645	16.0%
Other operating expenses	2,355,381	2,234,073	121,308	5.4%
Total non-interest expense	$12,949,896	$13,469,491	$(519,595)	(3.9)%

Non-interest expenses decreased by $556,000 or 11.7% and $520,000 or 3.9% for the three and nine months ended September 30, 2010, respectively, as compared to the same periods of 2009.  Salaries and employee benefits increased $169,000 and $594,000 for the three and nine months ended September 30, 2010, respectively, as compared to the same periods of 2009 as a result of hiring to fill existing positions.  Data processing fees increased by $14,000 and $34,000 for the three and nine month periods of 2010, as compared to the same periods of 2009, as a result of an increased number of transaction accounts.

FDIC and DFI assessments increased by $28,000 and $107,000 for the three and nine months ended September 30, 2010, as compared to the same periods of 2009.   Effective April 1, 2009, the FDIC adopted a final rule revising its risk-based insurance assessment system and effectively increasing the overall assessment rate.  The increase of FDIC insurance in 2010 over 2009 is primarily due to an increase in the industry-wide FDIC assessment rate and growth in our deposit level. In addition, in November 2008, we elected to participate in the FDIC Transaction Account Guarantee Program, which provides unlimited insurance coverage on non-interest-bearing transaction accounts defined by the FDIC, on which we currently pay a 15 basis point surcharge per $100 covered balances in excess of $250 thousand through December 31, 2010, at which time the program expires.  Increases to the assessment fees were also due in part to an overall increase in deposits.

OREO expenses were $35,000 and $599,000 in the third quarter and nine month period of 2010, respectively, compared to $916,000 and $1,974,000 for the comparable periods of 2009.  These expenses resulted from various overhead costs and market value write downs associated with the properties classified as other real estate owned.  OREO expenses are decreasing compared to 2009 as a result of managements effort to actively conduct market valuations on the properties and record writedowns to bring carrying balances to the appropriate market values, which were higher in 2009, as well as selling various properties to bring our OREO balance down to $1.1 million compared to the $2.0 million at September 30, 2009.

Management anticipates that noninterest expense will continue to increase as we continue to grow.  However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Income Taxes

Provision for income taxes for the third quarter and nine month periods of 2010 were $701,000 and $1,626,000, respectively, an increase of $452,000 and $1,736,000 compared to $249,000 and a tax benefit of $109,000, respectively, in the same periods of 2009.  The effective tax rates of 38.05% and 34.21% for the third quarter and nine month period of 2010, respectively, are returning to a more normal level compared to 2009 in which we recorded tax benefits.  The 2009 tax rates, in particular, are considerably lower compared to some of our peers and our historical tax rates, and are disproportional compared to pre-tax income assuming marginal tax rates or historical effective tax rates are applied to pre-tax income.  This is primarily due to tax credits from California Enterprise Zones and low income housing projects as well as tax free-income on loans within these enterprise zones and municipal securities and loans that comprise a larger proportion of pre-tax income in 2010 and 2009 as compared other historical periods or peers.  Certain tax credits and deductions are recognized by the Company regardless of the amount of pre-tax income or loss, which further increases the tax benefit and exaggerates the effective tax rates.

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

Non-accrual loans totaled $9.5 million at September 30, 2010, as compared to $14.4 million at December 31, 2009.  The non-accrual loans as of September 30, 2010 are loans made to eleven borrowers primarily for purposes of real estate construction and commercial real estate.  As of September 30, 2010, we had three loans considered troubled debt restructurings totaling $1.4 million, which are included in nonaccrual loans.

OREO totaled $1.1 million as of September 30, 2010 and consists of four properties that were acquired through foreclosure including residential land lots and a commercial real estate property.

The following table presents information about the Company’s non-performing loans, including asset quality ratios as of September 30, 2010 and December 31, 2009:

Non-Performing Assets

(in thousands)

	September 30,	December 31,
	2010	2009
Loans in nonaccrual status	$8,145	$14,418
Loans past due 90 days or more and accruing	—	—
Restructured loans	1,402	—
Total nonperforming loans	9,547	14,418
Other real estate owned	1,143	2,150
Total nonperforming assets	$10,690	$16,568

Allowance for loan losses	$7,700	$7,020

Asset quality ratios:
Non-performing assets to total assets	2.00%	3.16%
Non-performing loans to total loans	2.33%	3.39%
Allowance for loan losses to total loans	1.88%	1.65%
Allowance for loan losses to total non-performing loans	80.66%	48.69%

Allowance for Loan and Lease Losses (“ALLL”)

In anticipation of credit risk inherent in our lending business, we routinely set aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges made for the outstanding loan portfolio have been credited to the allowance for loan losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Bank recorded loan loss provisions of $1,005,000 and $3,015,000 for the three and nine month periods in 2010, respectively, which represented an $80,000 increase and a $1,947,000 decrease, respectively, as compared to the provisions recorded in the same periods of 2009.

The allowance for loan losses increased by $680,000 or 9.7%, to $7.7 million at September 30, 2010, as compared with $7.02 million at December 31, 2009.  The Bank recognized the increase in the allowance for loan losses during the first nine months of the year due to the loan loss provision of $3.02 million which was partially offset by net loan charge-offs of $2.34 million.  The weak business climate has continued to adversely impact the financial conditions of certain Bank clients in addition to decrease collateral values.  The increase to the allowance for loan losses combined with the decrease in our loan portfolio resulted in an increase in the allowance for loan losses as a percentage of total loans to 1.88% at September 30, 2010, as compared to 1.65% at December 31, 2009.

The Bank will continue to monitor the adequacy of the allowance for loan losses and make additions to the allowance in accordance with the analysis referred to above. Because of uncertainties inherent in estimating the appropriate level of the allowance for loan losses, actual results may differ from management’s estimate of credit losses and the related allowance.

The following table provides an analysis of the changes in the ALLL for the nine month periods ended September 30, 2010 and 2009:

(dollars in thousands)

	Nine months Ended
	September 30,
	2010	2009
Balance at beginning of period	$7,020	$5,569
Provision for loan losses	3,015	4,962
Loans charged off	(2,340)	(4,139)
Recoveries of previous charge-offs	5	4
Net charge-offs	(2,335)	(4,135)
Balance at end of period	$7,700	$6,396

Allowance for loan losses to total loans	1.88%	1.50%
Net charge-offs to average loans (annualized)	0.75%	1.29%
Provision for loan losses to average loans (annualized)	0.97%	1.55%

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

Although management believes the allowance at September 30, 2010 was adequate to absorb probable losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on our service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

The Bank holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of September 30, 2010, and December 31, 2009, we had $46.5 million and $21.6 million, respectively, in cash and cash equivalents.

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

Deposits

Total deposits at September 30, 2010 were $448.9 million, a $19.7 million or 4.6% increase from the deposit total of $429.2 million at December 31, 2009.  Average deposits increased $22.8 million to $431.8 million for the nine month period ended September 30, 2010 as compared to the same period in 2009. We attracted deposits due to the safety and soundness of the Bank and our focus on customer service.

(in thousands)

	September 30,	December 31,	Nine months change
	2010	2009	$	%
Demand	$88,248	$69,647	$18,601	26.7%
NOW	58,683	57,378	1,305	2.3%
MMDA	214,880	202,947	11,933	5.9%
Savings	14,136	17,178	(3,042)	(17.7)%
Time < 100K	29,210	36,215	(7,005)	(19.3)%
Time > $100K	43,747	45,845	(2,098)	(4.6)%
	$448,904	$429,210	$19,694	4.6%

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks.  Four of our clients carry deposit balances of more than 1% of our total deposits, one of which had a deposit balance of more than 3% of total deposits at September 30, 2010.

Since our deposit growth strategy emphasizes core deposit growth we have avoided relying on brokered deposits as a consistent source of funds.  The only brokered deposits the Bank holds are from CDARS, a certificate of deposit program that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer.  The Bank had $4.8 million in brokered deposits as of September 30, 2010 as compared to $11.4 million at December 31, 2009.

Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. Our outstanding FHLB advances decreased by $13.7 million at September 30, 2010 to $18.5 million, compared to $32.2 million at December 31, 2009 due to the increase in deposits and loan repayments. See “Liquidity Management” below for the details on the FHLB borrowings program.

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

The following table shows the Oak Valley Community Bank’s and Oak Valley Bancorp’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at September 30, 2010 and December 31, 2009:

Oak Valley Community Bank Capital Ratios —

(dollars in thousands)

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010:
Total Capital (to Risk-Weighted Assets)	$67,326	14.8%	$45,645	10%	$36,516	8%
Tier 1 Capital (to Risk-Weighted Assets)	$61,580	13.5%	$27,387	6%	$18,258	4%
Tier 1 Capital (to Average Assets)	$61,580	11.7%	$26,242	5%	$20,994	4%

As of December 31, 2009:
Total Capital (to Risk-Weighted Assets)	$64,821	13.6%	$47,844	10%	$38,275	8%
Tier 1 Capital (to Risk-Weighted Assets)	$58,817	12.3%	$28,706	6%	$19,137	4%
Tier 1 Capital (to Average Assets)	$58,817	11.3%	$26,024	5%	$20,819	4%

Oak Valley Bancorp Capital Ratios —

(dollars in thousands)

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010
Total Capital (to Risk-Weighted Assets)	$67,516	14.8%	N/A	N/A	$36,519	8%
Tier 1 Capital (to Risk-Weighted Assets)	$61,769	13.5%	N/A	N/A	$18,259	4%
Tier 1 Capital (to Average Assets)	$61,769	11.8%	N/A	N/A	$20,996	4%

As of December 31, 2009:
Total Capital (to Risk-Weighted Assets)	$65,014	13.6%	N/A	N/A	$38,285	8%
Tier 1 Capital (to Risk-Weighted Assets)	$59,009	12.3%	N/A	N/A	$19,142	4%
Tier 1 Capital (to Average Assets)	$59,009	11.3%	N/A	N/A	$20,824	4%

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

Maintenance of adequate liquidity requires that sufficient resources be available at all time to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. We obtain funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings.  Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common and preferred stockholders. Our liquid assets at September 30, 2010 were $108.0 million compared to $80.1 million at December 31, 2009.  Our liquidity level measured as the percentage of liquid assets to total assets was 20.2% and 15.3% at September 30, 2010 and December 31, 2009, respectively. We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity.  As of September 30, 2010, our borrowing capacity from the FHLB was approximately $118.4 million and the outstanding balance was $18.5 million, or approximately 15.6% of our borrowing capacity. We also maintain 2 lines of credit with correspondent banks to purchase up to $15 million in federal funds, for which there were no advances as of September 30, 2010.

Off-Balance-Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of September 30, 2010 and December 31, 2009, we had commitments to extend credit of $54.4 million and $63.1 million, respectively, which includes obligations under letters of credit of $0.9 million and $2.8 million, respectively.

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

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of our equity securities during the three months ended September 30, 2010.

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

Oak Valley Bancorp
Date: November 12, 2010	By:	/s/ RICHARD A. MCCARTY
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