Form 10-K
period 2010-12-31
Oak Valley Bancorp
filed 2011-03-28
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

As of December 31, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $38,851,400 based on the closing price.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, No Par Value	Outstanding at March 22, 2011
[Common Stock, No par value per share]	7,713,794 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
NONE

PART I

ITEM 1.  BUSINESS OF OAK VALLEY BANCORP

Overview of the Business

Oak Valley Bancorp was incorporated on April 1, 2008 in California for the purpose of becoming Oak Valley Community Bank’s parent bank holding company. Effective July 3, 2008, Oak Valley Bancorp acquired all of the outstanding capital stock of Oak Valley Community Bank (the “Bank”). The principal office of Oak Valley Bancorp is located at 125 North Third Avenue, Oakdale, California 95361 and its principal telephone is (209) 848-2265.

Oak Valley Bancorp is authorized to issue 50,000,000 shares of common stock, without par value, of which 7,713,794 are issued and outstanding, and 10,000,000 shares of preferred stock, without par value, of which 13,500 Series A preferred stock shares are issued or outstanding.

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

The Bank offers a complement of business checking and savings accounts for its business customers.  The Bank also offers commercial and real estate loans, as well as lines of credit.  Real estate loans are generally of a short-term nature for both residential and commercial purposes.  Longer-term real estate loans are generally made with adjustable interest rates and contain normal provisions for acceleration.  The Bank also offers traditional residential mortgages through a third party.

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

Expansion

Branch Expansion.    Over the past few years, our network of branches and loan production offices have been expanded geographically. As of December 31, 2010, we maintained twelve full-service branch offices (in addition to our main office). Beginning in October 1995, we started our geographic expansion outside of Oakdale, by opening a Loan Production Office in Sonora, California. We subsequently opened a branch in Sonora and two branches in Modesto.  In September 2000, we expanded into the Eastern Sierra, opening a branch in Bridgeport, California under the name Eastern Sierra Community Bank.  Since that time we have added branches in Mammoth Lakes and Bishop. During 2005 and  2006, we aggressively increased our presence in the Central Valley, by opening branches in Turlock, Stockton, Patterson, Ripon and Escalon.  In March 2007, our corporate headquarters expanded by adding an adjacent historical building located in downtown Oakdale to its complex.  In 2010, we purchased a third branch in Modesto and signed a lease agreement to open a branch in Manteca.  The new Modesto branch is expected to open in May and the new Manteca branch is expected to open in June.  We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as our needs and resources permit.

Bank Holding Company Reorganization.  Effective July 3, 2008, we entered into a bank holding company reorganization, whereby each of the Bank’s outstanding shares of common stock converted into an equal number of shares of common stock in Oak Valley Bancorp, which currently owns the Bank as its wholly-owned subsidiary. Management believes that operating the Bank within a holding company structure provides, among other things, greater operating flexibility than operating as a bank; facilitates the acquisition of related businesses as opportunities arise; improves the Bank’s ability to diversify; enhances the Bank’s ability to remain competitive in the future with other companies in the financial services industry that are organized in a holding company structure; and improves the Bank’s ability to raise capital to support growth.  The reorganization was approved by the vote of the majority of the issued and outstanding shares of common stock.

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

Primary Market Area

We conduct business from our main office in Oakdale, a city of approximately 19,300 located in Stanislaus County, California. Oakdale is approximately 15 miles from Modesto and sits at the foothills of the Sierra Nevada Mountains, at the edge of the California Central Valley agricultural area.  Through our branches, we serve customers in the Central Valley, from Fresno to Sacramento, and in foothill locations. We also reach into the Highway 395 corridor in the Eastern Sierras and in the towns of Bishop, Mammoth and Bridgeport.  Approximately 92% of our loans and 88% of our deposits are generated from the Central Valley.  The Central Valley area includes Stanislaus, San Joaquin and Tuolumne counties and has a total population of over 3 million.

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

We grant individual lending authority to our President, Chief Credit Officer, and to some department managers. Our highest management lending authority is combined administrative lending authority for unsecured and secured lending of $2,500,000, which requires the approval of our President or Chief Credit Officer. Loans for which direct and indirect borrower liability exceeds an individual’s lending authority are referred to our Board of Directors Loan Committee.

At December 31, 2010, our authorized legal lending limits were $10.7 million for unsecured loans plus an additional $7.1 million for specific secured loans. Legal lending limits are calculated in conformance with California law, which prohibits a bank from lending to any one individual or entity or its related interests an aggregate amount which exceeds 15% of primary capital plus the allowance for loan losses on an unsecured basis, plus an additional 10% on a secured basis. Our primary capital plus allowance for loan losses at December 31, 2010 totaled $71.4 million.

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

Real Estate Loans.    We offer commercial real estate loans to finance the acquisition of new or the refinancing of existing commercial properties, such as office buildings, industrial buildings, warehouses, hotels, shopping centers,  automotive industry facilities and multiple dwellings. At December 31, 2010, real estate loans constituted 89% of our loan portfolio, of which 81% were commercial loans.

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

We purchase participation interests in loans made by other financial institutions as the need arises. These loans are subject to the same underwriting criteria and approval process as loans made directly by us.

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

As of December 31, 2010, the aggregate loan-to-value of the entire commercial real estate portfolio was 55.6%.  Historical data suggests that the Bank continues to maintain strong LTV, which has served as a cushion against precipitous reductions in real estate values.  Non-owner occupied real estate comprises 45.7% of the Bank’s total commitments, as of December 31, 2010.  The loan-to-value on the non-owner occupied segment was 51.9%, as of December 31, 2010.  The highest concentration by product type is retail, which comprised 28.2% of total CRE loan commitments outstanding, as of December 31, 2010.

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

As a member of the Federal Home Loan Bank system, we are required to invest in Federal Home Loan Bank stock based on a predetermined formula. Federal Home Loan Bank stock is a restricted investment security that can only be sold to other Federal Home Loan Bank members or redeemed by the Federal Home Loan Bank. As of December 31, 2010, we owned $3,380,700 in FHLB stock.

Advances from the Federal Home Loan Bank are typically secured by our entire real estate loan portfolio, which includes residential and commercial loans.  At December 31, 2010, our borrowing limit with the Federal Home Loan Bank was approximately $122 million.

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

As of June 30, 2010, our primary service areas contained one hundred sixty-eight (168) banking offices, with approximately $10.2 billion in total deposits.  As of June 30, 2010, we had total deposits of approximately $436 million, which represented approximately 4.3% of the total deposits in the Bank’s primary service area.  There can be no assurance that the Bank will maintain its competitive position against current and potential competitors, especially those with greater resources than the Bank.  The deposits of the four (4) largest competing banks averaged approximately $95 million per office as of June 30, 2010.

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

Business Concentration.    No individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. However, approximately 89% of our loan portfolio held for investment at December 31, 2010 consisted of real estate-related loans, including construction loans, miniperm loans, real estate mortgage loans and commercial loans secured by real estate. Moreover, our business activities are currently focused primarily in Central California, with the majority of our business concentrated in San Joaquin, Stanislaus, Tuolumne, Inyo and Mono Counties.  Consequently, our results of operations and financial condition are dependent upon the general trends in the Central California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in Central California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region.

Employees

As of December 31, 2010, we had 123 employees (101 full-time employees and 22 part-time employees). None of our employees are currently represented by a union or covered by a collective bargaining agreement.

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

The guidelines divide a bank’s capital into two tiers. Tier I includes common equity, retained earnings, certain non-cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries. Goodwill and other intangible assets (except for mortgage servicing rights and purchased credit card relationships, subject to certain limitations) are subtracted from Tier I capital. Tier II capital includes, among other items, cumulative perpetual and long-term, limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan losses (subject to certain limitations). Certain items are required to be deducted from Tier II capital.  Banks must maintain a total risk-based ratio of 8%, of which at least 4% must be Tier I capital. As of December 31, 2010 and 2009, the Bank’s Total Risk-Based Capital Ratio was 14.9% and 13.6%, and our Tier 1 Risk-Based Capital Ratio was 13.7% and 12.3%, respectively.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total average assets, referred to as the leverage ratio. Banks that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets, or “Leverage Capital Ratio”, of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. As of December 31, 2010 and 2009, our Leverage Capital Ratios were 11.5% and 11.3%, respectively.

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

Premiums for Deposit Insurance

Our deposits are insured by the FDIC to the maximum amount permitted by law, which is currently $250,000 per depositor. On October 14, 2008, the FDIC announced the Temporary Transaction Account Guarantee Program to strengthen confidence in the banking system. The program was subsequently extended through December 31, 2010 at which time it expired.  The rule allowed, at the participating FDIC-insured institutions’ option, full deposit insurance coverage for non-interest bearing transaction accounts and interest-bearing transaction accounts paying less than 0.25% regardless of the dollar amount.  We elected to participate in the program by paying a 10 basis point surcharge on qualifying transaction accounts over $250,000.  In addition, the FDIC finalized a change in the premium rate structure and imposed a uniform increase in minimum assessment from five cents to twelve cents annually for every $100 of domestic deposits on institutions that are assigned to the lowest risk category for the first calendar quarter of 2009.  Effective April 1, 2009, assessment rates were adjusted to differentiate for risk. Banks in the best risk category pay a base rate from twelve to sixteen cents per $100 of deposits. Further, on May 22, 2009, the FDIC adopted a final rule imposing a 5-basis-point emergency special assessment on all insured depository institutions on June 30, 2009 that was collected on September 30, 2009.

On November 9, 2010, the FDIC issued a Final Rule implementing section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing transaction accounts. Beginning December 31, 2010, through December 31, 2012, all noninterest-bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions.  The unlimited insurance coverage is available to all depositors, including consumers, businesses, and government entities. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution.

On April 13, 2010, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2011, at 5 to 9 basis points for banks in the best risk category.

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

The Emergency Economic Stabilization Act and its Related Government Policies, Legislations, and Regulations

Dramatic negative developments in the latter half of 2007 in the subprime mortgage market and the securitization markets for such loans, together with volatility in oil prices and other factors, have resulted in uncertainty in the financial markets in general and a related economic downturn, which continued through 2010 and is anticipated to continue through 2011. Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage and construction loans and resulted in significant write-downs of assets by many financial institutions. In addition, the values of real estate collateral supporting many commercial and residential loans have declined and may continue to decline. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by many financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer delinquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly. Bank and bank holding company stock prices have been negatively affected as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years. Bank regulators have been very aggressive in responding to concerns and trends identified in examinations, and this has resulted in the increased issuance of formal and informal enforcement orders and other supervisory actions requiring action to address credit quality, liquidity and risk management and capital adequacy, as well as other safety and soundness concerns.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law the sweeping financial regulatory reform act entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) that implements significant changes to the regulation of the financial services industry, including provisions that, among other things:

•                   Centralize responsibility for consumer financial protection by creating a new agency within the Federal Reserve Board, the Bureau of Consumer Financial Protection, with broad rulemaking, supervision and enforcement authority for a wide range of consumer protection laws that would apply to all banks and thrifts. Smaller financial institutions, including the Bank, will be subject to the supervision and enforcement of their primary federal banking regulator with respect to the federal consumer financial protection laws.

•                   Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to bank holding companies.

•                   Require the FDIC to seek to make its capital requirements for banks countercyclical so that the amount of capital required to be maintained increases in times of economic expansion and decreases in times of economic contraction.

•                   Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital.

•                   Implement corporate governance revisions, including executive compensation and proxy access by stockholders.

•                   Make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000, and provide unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions.

•                   Repeal the federal prohibitions on the payment of interest on demand deposits effective July 21, 2011, thereby permitting depository institutions to pay interest on business transaction and other accounts.

Many aspects of the Dodd-Frank Act are subject to rulemaking by various regulatory agencies and are expected to take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. The elimination of the prohibition on the payment of interest on demand deposits could materially increase our interest expense, depending on our competitors’ responses. Provisions in the legislation that require revisions to the capital requirements of the Company and the Bank could require the Company and the Bank to seek additional sources of capital in the future.

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

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our main office is located in a complex at 125 North Third Avenue, Oakdale, CA 95361, in downtown Oakdale and houses our primary loan production, operations, and administrative offices.  The building has an automated teller machine and onsite parking.  The Bank’s complex occupies approximately 20,000 square feet of space.

Property Location and Address	Square Footage	Lease Expiration Date	Lease Extension Options

Oakdale, 125 N. 3rd Ave.	9,600	n/a*	n/a*
Oakdale, 338 F Street	9,860	3/2017	three, 5-year term extensions
Sonora, 14580 Mono Way	2,500	4/2013	n/a
Modesto, 12th & I Street	4,500	3/2016	two, 5-year term extensions
Bridgeport, 166 Main Street	2,875	n/a*	n/a*
Mammoth Lakes, 170 Mountain Blvd.	1,856	n/a*	n/a*
Bishop, 351 North Main Street	3,680	8/2014	two, 5-year term extensions
Modesto, 4120 Dale Road	4,500	3/2015	two, 5-year term extensions
Turlock, 2001 Geer Road	2,400	1/2015	two, 5-year term extensions
Patterson, 20 Plaza Circle	2,100	n/a*	n/a*
Escalon, 1910 McHenry Ave.	3,500	4/2021	two, 5-year term extensions
Ripon, 150 North Wilma Ave.	1,800	1/2011	two, 5-year term extensions
Stockton, 2935 West March Lane	8,000	12/2022	two, 5-year term extensions
Modesto, 3508 McHenry Ave.**	5,400	n/a*	n/a*
Manteca, 191 W. North St. ***	2,800	5/31/2016	two, 5-year term extensions

* The Bank owns this property.

** Expected to open May 2011.

*** Expected to open June 2011.

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

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “OVLY.” The following table sets forth the high and low closing bid prices (which reflect prices between dealers and do not include retail markup, markdown or commission and may not represent actual transactions) for the current year and the two calendar years ended December 31, 2010 and 2009, respectively.  From time to time, during the periods indicated, trading activity in our common stock was infrequent.  The source of the quotes is The Nasdaq Stock Market, LLC.

	Closing Sale Price
For Calendar Quarter Ended	High	Low

March 31, 2009	6.00	3.75
June 30, 2009	4.92	2.75
September 30, 2009	5.10	3.75
December 31, 2009	5.00	4.10
March 31, 2010	4.60	4.00
June 30, 2010	6.50	4.10
September 30, 2010	5.94	4.83
December 31, 2010	6.00	5.08

On March 22, 2011, the closing price of our common stock was $5.91 per share; and there were approximately 506 shareholders of record of the common stock and 7,713,794 outstanding shares of common stock.

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

No dividends were paid for the year ended December 31, 2010.  Dividends for the year ended December 31, 2009 were $0.025 per share of common stock.

For additional information regarding our ability to pay dividends, see discussion in Note 12 to the Consolidated Financial Statement, in Item 8 of this report.

Equity Compensation Plan Information

The following table provides information as of December 31, 2010 with respect to shares of our common stock that are issued and currently outstanding under the Bank’s 1998 Restated Stock Option Plan (the “1998 Restated Stock Option Plan”), and the number of shares that are authorized to be issued under the Company’s 2008 Stock Option Plan (the “2008 Equity Plan”). Figures in the table have been retroactively adjusted to reflect three-for-two stock splits in August 2005 and 2006.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under 2008 Equity Plan (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders	287,922	$8.09	1,497,500
Equity Compensation Plans Not Approved by Shareholders (1)	350,346	5.78	0
Total	638,268	$6.46	1,497,500

(1) Consists of a warrant issued to the U.S. Treasury to purchase 350,346 shares of the Company’s common stock. The warrant is immediately exercisable and has a 10-year term with an initial exercise price of $5.78 pursuant to a Letter Agreement of Securities Purchase dated December 5, 2008.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATION

The following discussion of  financial condition as of December 31, 2010 and 2009 and results of operations for each of the years in the three-year period ended December 31, 2010 should be read in conjunction with our consolidated financial statements and related notes thereto, included in this report.  Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Introduction

Our continued focus on responsible community banking fundamentals and our strong customer relationships have enabled us to increase profitability in 2010, and have led to higher deposits, a core funding source for our steady asset growth.

As of December 31, 2010, we had approximately $552 million in total assets, $404 million in total loans, and $477 million in total deposits.

We believe the following were key indicators of our performance for operations during 2010:

• our total assets increased to $552 million at the end of 2010, an increase of 5.3%, from $525 million at the end of 2009.

• our total deposits increased to $477 million at the end of 2010, an increase of 11.1%, from $429 million at the end of 2009.

• our total net loans decreased to $395 million at the end of 2010, a decrease of 5.4%, from $418 million at the end of 2009.

• our ratio of total non-performing loans to total loans decreased to 2.8% at December 31, 2010 from 3.4% at December 31, 2009.  Management considers that the size of the ratio of non-performing assets to total loans is moderate and manageable, and reserves have been taken appropriately.

• net interest income increased $1.4 million or 5.8% in 2010 compared to 2009, mainly as a result of an increase in the net interest margin from 4.99% to 5.20% and an increase in average earning assets of $4.5 million.

• provision for loan losses decreased $1.84 million or 31.4% to $4.02 million in 2010 compared to $5.86 million in 2009.

• total noninterest income increased to $2.77 million in 2010, an increase of 4.9%, from $2.64 million in 2009. We primarily attribute this increase to our efforts to expand our deposit account base and diversify our non-interest revenue sources.

• total noninterest expense decreased from $18.2 million in 2009 to $16.8 million in 2010, reflecting the decrease in fair market value write downs on other real estate owned.

These items, as well as other factors, contributed to the increase in net income available to common shareholders for 2010 to $3.79 million from $1.16 million in 2009, which translates into $0.49 per diluted common share in 2010 and $0.15 per diluted common share in 2009.

Over the past few years, our network of branches and loan production offices have been expanded geographically. We currently maintain twelve full-service offices.  We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as our needs and resources permit.

2011 Outlook

As we begin our strategic business plan for 2011, we are continuing to pursue opportunities for growth in our existing markets, as well as opportunities to expand into new markets through  de novo  branching. Further, we expect that our portfolio of small business loans will overall experience additional growth in 2011 as a result of targeted marketing efforts in this area.

In 2011, we are continuing to focus on loan and account growth and managing our net interest margin, while attempting to control expenses and credit losses and manage our business to achieve our net income and other objectives. Efforts to attract new accounts and grow loans continues to be an important strategic initiative.

Although interest rates remained flat at historic lows in 2010, we have increased our net interest margin with continued growth in net interest income, which we expect could slightly compress in 2011 if interest rates begin to increase.  This potential compression of net interest margin and net interest income would be a likely outcome if interest rates increase given that are balance sheet is liability sensitive to interest rate changes primarily due to the number of loans currently at their contractual rate floors and competitive pressures to increase deposit rates.  This could in turn result in a slower increase on the yield of earning assets compared to the cost of deposits and other funds.  Ideally, if we experience an increase in our yield on earnings assets we could then determine to increase the interest rates we pay on our deposit accounts or change our promotional or other interest rates on new deposits in marketing activation programs to attempt to achieve a certain net interest margin. In light of the current economic environment, it may not be possible to manage the interest margin in this manner, as competitive pressures may dictate that we increase deposit rates at a faster rate than the earning assets increase, thereby further compressing the net interest margin.  Any increases in the rates we charge on accounts could have an effect on our efforts to attract new customers and grow loans, particularly with the continuing competition in the commercial and consumer lending industry. The economies and real estate markets in our primary market areas will continue to be significant determinants of the quality of our assets in future periods and, thus, our results of operations, liquidity and financial condition. Current economic indicators suggest that the national economy and the economies in our primary market areas will remain depressed but the length and severity of the cycle is difficult to predict.

For 2011, management remains focused on the above challenges and opportunities and other factors affecting the business similar to the factors driving 2010 results as discussed in this section.

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

In general, as interest rates rise, the market value of fixed-rate securities will decrease; as interest rates fall, the market value of fixed-rate securities will increase. With significant changes in interest rates, we evaluate our intent and ability to hold the security for a sufficient time to recover the recorded principal balance. Estimated fair values for securities are based on published or securities dealers’ market values. Market volatility is unpredictable and may impact such values.

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

FASB ASC Topic 310 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  In July 2010, FASB issued Accounting Standards Update 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310).  This standard expands disclosures about credit quality of financing receivables and the allowance for loan losses. The standard will require the Company to expand disclosures about the credit quality of our loans and the related reserves against them. The extra disclosures will include disaggregated matters related to our past due loans, credit quality indicators, and modifications of loans. The Company adopted the standard beginning with our December 31, 2010 financial statements. This standard will not have an impact on the Company’s financial position or results of operations.

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

Overview

We recorded net income available to common shareholders for the year ended December 31, 2010 of $3,786,000 or $0.49 per diluted common share compared to $1,158,000 or $0.15 per diluted common share for the year ended December 31, 2009. The increase in net income available to common shareholders for the year ended December 31, 2010 was primarily due to a decrease of $1,842,000 in provision for loan losses, an increase in net interest income of $1,365,000, an increase in non-interest income of $128,000 and a decrease of $2,015,000 related to fair market value write downs and overhead costs of other real estate owned.  Partially offsetting these factors was an increase in income tax provision of $2,150,000.

Highlights of the financial results are presented in the following table:

	As of and for the years ended December 31,
(Dollars in thousands, except per share data)	2010	2009	2008
For the period:
Net income available to common shareholders	$3,786	$1,158	$2,098
Net income per common share:
Basic	$0.49	$0.15	$0.27
Diluted	$0.49	$0.15	$0.27
Return on average common equity	7.65%	2.51%	4.77%
Return on average assets	0.88%	0.38%	0.46%
Common stock dividend payout ratio	0.00%	16.54%	27.38%
Efficiency ratio	59.62%	68.04%	76.55%
At period end:
Book value per common share	$6.64	$6.14	$5.81
Total assets	$552,396	$524,722	$508,203
Total gross loans	$404,194	$425,627	$428,177
Total deposits	$476,739	$429,210	$378,248
Net loan-to-deposit ratio	82.90%	97.34%	111.45%

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

For a detailed analysis of interest income and interest expense, see the “Average Balance Sheets” and the “Rate/Volume Analysis” below.

	Distribution, Yield and Rate Analysis of Net Income
	For the Years Ended December 31,
	2010			2009
	Average Balance	Interest Income/ Expense	Avg Rate/ Yield	Average Balance	Interest Income/ Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$411,590	$25,536	6.20%	$426,748	$26,733	6.26%
Securities of U.S. government agencies	1,552	9	0.60%	1,641	10	0.59%
Other investment securities (2)	47,669	2,597	5.45%	48,551	2,943	6.06%
Federal funds sold	8,286	19	0.23%	2,218	5	0.23%
Interest-earning deposits	17,099	42	0.25%	2,455	5	0.21%
Total interest-earning assets	486,196	28,203	5.80%	481,613	29,696	6.17%
Total noninterest earning assets	38,773			38,858
Total Assets	$524,969			$520,471
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	212,621	1,374	0.65%	183,314	2,455	1.34%
NOW deposits	59,617	186	0.31%	56,921	267	0.47%
Savings deposits	14,963	62	0.42%	13,851	100	0.72%
Time certificates of $100,000 or more	42,352	510	1.20%	48,912	1,156	2.36%
Other time deposits	33,383	459	1.37%	47,883	978	2.04%
Other borrowings	19,171	328	1.71%	44,071	685	1.55%
Total interest-bearing liabilities	382,107	2,919	0.76%	394,952	5,641	1.43%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	76,820			62,874
Other liabilities	3,065			2,957
Total noninterest-bearing liabilities	79,885			65,831
Shareholders’ equity	62,977			59,688
Total liabilities and shareholders’ equity	$524,969			$520,471
Net interest income		$25,284			$24,055
Net interest spread (3)			5.04%			4.74%
Net interest margin (4)			5.20%			4.99%

(1)       Loan fees have been included in the calculation of interest income.

(2)       Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents (FTE), based on a federal marginal tax rate of 34.0%.

(3)       Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4)       Represents net interest income as a percentage of average interest-earning assets.

Net interest income, on a fully tax equivalent basis (FTE), increased $1.2 million or 5.1% to $25.3 million for the year ended December 31, 2010, compared to $24.1 million in 2009.  Net interest spread and net interest margin were 5.04% and 5.20%, respectively, for the year ended December 31, 2010, compared to 4.74% and 4.99%, respectively, for the year ended December 31, 2009. The increase in the net interest margin in 2010 was attributable to these factors:  1) a significant portion of the loan portfolio is either at a fixed rate or is variable and at the contractual floors resulting in minimal downward repricing as evidenced by only a 6 basis point decrease in 2010 compared to 2009 for our total loan yield, 2) average core money market accounts grew by $29 million which have a lower cost than overall interest-bearing liabilities and 3) balances in time deposits and other borrowings, which are the two highest cost liabilities, decreased by $21 million and $25 million, respectively.  All of these factors combined caused the rate on interest-bearing liabilities to decrease faster than the rate on earning assets.  Changes in volume resulted in a decrease in net interest income (FTE) of $535,000 for the year of 2010 compared to the year 2009, and changes in interest rates and the mix resulted in an increase in net interest income (FTE) of $1,764,000 for the year 2010 versus the year 2009.  Management closely monitors both total net interest income and the net interest margin.

The net interest rate spread in 2010 is consistent with 2009, reflecting a decrease of thirty-seven basis points in the yield on interest-earning assets and a decline of ninety-seven basis points in the cost of interest-bearing liabilities, reflecting a sharply declining interest rate environment. Market rate changes have a more immediate effect on deposit rates than on loan yields due to our fixed-rate loans and variable rate loans at their contractual floors. In addition, the large majority of our variable loans are tied to the U.S. Treasury Constant Maturity Indices with repricing intervals between one year to five years.

Market rates are in part based on the Federal Reserve Open Market Committee (“FOMC”) target Federal funds interest rate (the interest rate banks charge each other for short-term borrowings).  The change in the Federal funds sold and purchased rates is the result of target rate changes implemented by the FOMC.  In 2008, there were seven downward adjustments to the target rate totaling 325 basis points, bringing the target interest rate to a historic low with a range of 0% to 0.25% where it remained as of December 2010.

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

	Rate/Volume Analysis of Net Interest Income
	For the Year Ended December 31,			For the Year Ended December 31,
	2010 vs. 2009			2009 vs. 2008
	Increases (Decreases)			Increases (Decreases)
	Due to Change In			Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Net loans (1)	$(950)	$(247)	$(1,197)	$1,788	$(2,694)	$(906)
Securities of U.S. government agencies	(1)	0	(1)	(24)	(39)	(63)
Other Investment securities	(53)	(293)	(346)	867	476	1,343
Federal funds sold	14	0	14	15	(27)	(12)
Interest-earning deposits	31	6	37	105	(102)	3
Total interest income	(959)	(534)	(1,493)	2,751	(2,386)	365
Interest expense:
Money market deposits	$393	$(1,474)	$(1,081)	$818	$(1,940)	$(1,122)
NOW deposits	13	(94)	(81)	20	(139)	(119)
Savings deposits	8	(46)	(38)	(28)	(130)	(158)
Time certificates of $100,000 or more	(155)	(491)	(646)	343	(764)	(421)
Other time deposits	(296)	(223)	(519)	98	(561)	(463)
Other borrowings	(387)	30	(357)	(390)	(418)	(807)
Total interest expense	(424)	(2,298)	(2,722)	861	(3,952)	(3,091)
Change in net interest income	$(535)	$1,764	$1,229	$1,890	$1,566	$3,456

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

The provision for loan losses was $4,020,000 for the year ended December 31, 2010, compared to $5,862,000 for the year end December 31, 2009.  Nonperforming loans were $11.47 million at December 31, 2010 and $14.42 million at December 31, 2009, or 2.84% and 3.39%, respectively, of total loans. Nonperforming loans are primarily in nonperforming real estate construction and development loans. The allowance for loan losses was $8.26 million and $7.02 million at December 31, 2010 and 2009, or 2.04% and 1.65%, respectively, of total loans. Net charge-offs were $2,785,000 in 2010 compared to $4,411,000 in 2009.  The relatively high level of net charge-offs for 2010 and 2009 as compared to all prior years was primarily due to the economic downturn and the effect on the housing market.

The Bank will continue to monitor the adequacy of the allowance for loan losses and make additions to the allowance in accordance with the analysis referred to above. Because of uncertainties inherent in estimating the appropriate level of the allowance for loan losses, actual results may differ from management’s estimate of credit losses and the related allowance.

Noninterest Income

Noninterest income was $2.77 million for the year ended December 31, 2010, compared to $2.64 million for the year 2009.  In 2010, other income increased by $232,000, which was primarily attributable to an increase of $109,000 in bank debit card fees, an increase of $54,000 in rental income on banked owned properties and an increase of $26,000 from gains on called available for sale securities as compared to 2009.  Service charge income was $1.07 million for the year 2010 compared to $1.16 million for the year 2009 as a result of a decrease in NSF fee income.  This decrease was in spite of the increase in the aggregate number of DDA, Now, Money Market and Savings accounts of 10.3% to 20,379 at December 31, 2010 as compared to 18,476 accounts as of December 31, 2009.  The Bank continues to evaluate its deposit product offerings with the intention of continuing to expand its offerings to the consumer and business depositors.

Noninterest Income

(Dollars in thousands)

	For the Years Ended December 31,
	2010		2009
	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$1,065	38.5%	$1,164	44.0%
Earnings on cash surrender value of life insurance	436	15.7%	408	15.5%
Mortgaged Commissions	108	3.9%	140	5.3%
Other income	1,161	41.9%	929	35.2%
Total	$2,770	100.00%	$2,641	100.00%

Average assets	$524,969		$520,471
Noninterest income as a % of average assets		0.5%		0.5%

Noninterest Expense

The following table sets forth a summary of noninterest expenses for the periods indicated:

Noninterest Expense

(Dollars in thousands)

	For the Years Ended December 31,
	2010		2009
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$8,457	50.4%	$7,781	42.7%
Occupancy expenses	2,700	16.1%	2,717	14.9%
Data processing fees	947	5.6%	894	4.9%
OREO expenses	638	3.8%	2,653	14.6%
Regulatory assessments (FDIC & DFI)	1,051	6.3%	996	5.5%
Other operating expenses	2,983	17.8%	3,177	17.4%
Total	$16,776	100.0%	$18,218	100.0%

Average assets	$524,969		$520,471
Noninterest expenses as a % of average assets		3.2%		3.5%

Noninterest expense was $16.8 million for the year ended December 31, 2010, a decrease of $1.4 million or 7.9% compared to $18.2 million for the year ended 2009.

OREO expenses decreased by $2.01 million to $0.64 million in 2010, compared to $2.65 million in 2009 due to decreased market value write-downs on owned properties and the overhead costs associated with carrying those properties.

Other expenses recognized a decrease in 2010 compared to 2009 of $194,000 as our core operations remained stable and management remains committed to improving operating efficiency.

Occupancy expenses in 2010 were relatively flat at $2.70 million compared to $2.72 in 2009.  The slight decrease was primarily due to a decrease in the depreciation expense of building, furnishings and equipment fixed assets.

FDIC and DFI (California Department of Financial Institutions) regulatory assessments increased by $55,000 to $1,051,000 in 2010 compared to $996,000 in 2009. The increase in FDIC insurance was due to a higher deposit base in 2010 as compared to 2009, as the FDIC assessment rates are applied to average quarterly deposits.  Effective April 1, 2009, the FDIC adopted a final rule revising its risk-based insurance assessment system and effectively increasing the overall assessment rate. The new initial base assessment rates for Risk Category 1 institutions range from twelve to sixteen basis points, on an annualized basis.  The increase in 2010 was due in part to these industry-wide increased FDIC base assessment rates applied for the full year, as opposed to half of the year in 2009.  In addition, we continued to participate in the FDIC Transaction Account Guarantee Program, which provided unlimited insurance coverage on non-interest-bearing transaction accounts defined by the FDIC, on which we paid a 10 basis point surcharge per $100 covered balances in excess of $250 thousand in 2009 and a 20 basis point surcharge in 2010.

Offsetting these decreases was an increase in salaries and employee benefits of $676,000 as a result of hiring to fill existing positions, increased group health insurance benefits and a decrease in deferred loan costs.

Data processing costs increased in 2010 over 2009 by $53,000, reflecting the additional costs that related to the increased number of deposit accounts.

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

Provision for Income Taxes

We reported a provision for income taxes of $2,353,000, and $203,000 for the years 2010 and 2009 respectively.  The effective income tax rate on income from continuing operations was 33.7% for the year ended December 31, 2010 compared to 9.2% for the year 2009.  These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans).  The disparity between the effective tax rates in 2010 as compared to 2009 is primarily due to tax credits from California Enterprise Zones and low income housing projects as well as tax free-income on loans within these enterprise zones and municipal securities and loans that comprise a larger proportion of pre-tax income in 2009 as compared to 2010. We have not been subject to an alternative minimum tax (“AMT”) during these periods.

Financial Condition

The Bank’s total assets were $552.4 million at December 31, 2010 compared to $524.7 million at December 31, 2009, an increase of $27.7 million or 5.3%. Net loans decreased $22.6 million, investments increased $2.5 million, bank premises and equipment remained flat at $10.2 million and interest receivable and other assets increased $1.8 million, while cash and cash equivalents increased $47.3 million.

Loans gross of the allowance for loan losses and deferred fees were $404.2 million at December 31, 2010, compared to $425.6 million at December 31, 2009, a decrease of $21.4 million or 5.0%. The decrease was primarily due to a decrease of $16.4 million or 4.7% in the commercial real estate, a decrease of $7.4 million in commercial and industrial loans and a decrease of $109,000 in consumer loans.  These were offset by increases of $1.7 million and $0.8 million in consumer residential and agriculture loans, respectively.  The composition of the loan portfolio categories remained relatively unchanged as a percentage of total loans, except for commercial and industrial loans which recognized the highest change from 9.0% at December 31, 2009 to 7.6% at December 31, 2010.

Deposits increased $47.5 million or 11.1% to $476.7 million at December 31, 2010 compared to $429.2 million at December 31, 2009. All deposit types increased except for time deposits which decreased by $8.9 million.  All other deposits increased, including demand deposit accounts which recognized a $32.8 million increase.  Money market, NOW and Savings each increased by $18.9 million, $3.6 million and $1.1 million, respectively.

Short-term borrowings decreased $22.2 million to $5.0 million at December 31, 2010, compared to $27.2 million at December 31, 2009 and long-term debt decreased to $3.0 million at December 31, 2010, compared to $5.0 million at December 31, 2009. The decrease in short-term and long-term debt was due to the deposit growth of $48 million.  This allowed us to pay off matured  FHLB advances thus reducing our cost of funds and improving our liquidity ratio. The Bank uses short-term borrowings, primarily short-term FHLB advances, to fund short-term liquidity needs and manage net interest margin.

Equity increased $4.0 million or 6.5% to $64.7 million at December 31, 2010, compared to $60.7 million at December 31, 2009.  The Bank was selected to participate in the U.S. Treasury Capital Purchase Program (“TCPP”) which resulted in the issuance of $13.5 million in preferred stock in December 2008.  The Bank intends to use the capital to increase credit availability to local, creditworthy, businesses and consumers. The preferred stock shares have a 5% coupon for 5 years and 9% thereafter. Warrants to purchase 350,346 shares of common stock at a per share exercise price of $5.78 are attached and fully exercisable. The warrants expire 10 years after the issuance date. The securities issued to the Treasury will be accounted for as components of regulatory Tier 1 capital.  See Note 12 to the Consolidated Financial Statements in Item 8 of this report for further discussion regarding our participation in the TCPP.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

The Bank holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested.  As of December 31, 2010, and 2009, we had $40.8 million and $1.6 million, respectively, in federal funds sold.

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

Our investment securities holdings increased by $2.5 million, or 4.9%, to $53.3 million at December 31, 2010, compared to holdings of $50.8 million at December 31, 2009.  Total investment securities as a percentage of total assets decreased to 9.6% as compared to 9.7% at December 31, 2009.  As of December 31, 2010, $46.4 million of the investment securities were pledged to secure certain deposits.

As of December 31, 2010, the total unrealized loss on securities that were in a loss position for less than 12 continuous months was $67,000 with an aggregate fair value of $4,518,000.  The total unrealized loss on securities that were in a loss position for greater than 12 continuous months was $11,000 with an aggregate fair value of $1,499,000.

The following table summarizes the book value and market value and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

	As of December 31, 2010		As of December 31, 2009		As of December 31, 2008
Dollars in Thousands	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
Available-for-Sale:
Securities of U.S. government agencies	$28,679	$30,190	$29,475	$30,985	$25,541	$26,085
Collateralized mortgage obligations	7,947	8,137	2,885	2,995	3,439	3,485
Municipal securities	9,871	10,800	12,328	13,557	9,971	9,902
SBA Pools	1,517	1,506	1,589	1,579	1,820	1,779
Asset Backed Security	0	0	82	83	198	198
Mutual Fund	2,631	2,635	1546	1566	0	0
Total investment securities	$50,645	$53,268	$47,905	$50,765	$40,969	$41,449

At December 31, 2010, two SBA pools make up the total amount of securities in an unrealized loss position for greater than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due solely to interest rate changes and the Bank does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.  As of December 31, 2010, we did not have any investment securities that constituted 10% or more of the stockholders’ equity of any third party issuer.

The following table summarizes the maturity and repricing schedule of our investment securities at their amortized cost and their weighted average yields at December 31, 2010:

Investment Maturities and Repricing Schedule

(Dollars in Thousands)

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale:
Securities of U.S. government agencies	$0	0.00%	$3,175	3.08%	$13,695	4.72%	$11,809	4.93%	$28,679	4.63%
Collateralized mortgage obligations	0	0.00%	0	0.00%	0	0.00%	7,947	4.21%	7,947	4.21%
Municipal securities	1,025	4.98%	2,476	5.20%	5,285	5.71%	1,084	5.94%	9,871	8.92%
SBA Pools	0	0.00%	0	0.00%	0	0.00	1,517	0.58%	1,517	0.58%
Mutual Fund	0	0.00%	0	0.00%	0	0.00%	2,632	0.00%	2,631	0.00%
Total Investment Securities	$1,025	4.98%	$5,651	4.01%	$18,980	5.00%	$24,989	3.96%	$50,645	4.38%

Interest income and yields in the above table have not been adjusted to a fully tax equivalent basis.

Loans

The following table sets forth the amount of total loans outstanding (excluding unearned income) and the percentage distributions in each category, as of the dates indicated.

	YEARS ENDED DECEMBER 31,
	2010	2009	2008	2007	2006
Commercial real estate	$336,730	$353,171	$354,401	$303,723	$304,526
Commercial and Industrial	30,756	38,160	37,302	45,497	41,077
Consumer	1,242	1,351	1,281	1,414	1,607
Consumer residential	21,844	20,117	21,613	17,986	14,803
Agriculture	13,622	12,828	13,580	19,189	16,380
Unearned income	(733)	(811)	(1,035)	(1,038)	(1,233)
Total Loans, net of unearned income	$403,461	$424,816	$427,142	$386,771	$377,160

Participation loans sold and serviced by the Bank	9,283	14,907	9,759	1,314	3,488

Commercial real estate	83.5%	83.1%	83.0%	78.5%	80.7%
Commercial and Industrial	7.6%	9.0%	8.7%	11.8%	10.9%
Consumer	0.3%	0.3%	0.3%	0.4%	0.4%
Consumer residential	5.4%	4.7%	5.1%	4.7%	3.9%
Agriculture	3.4%	3.0%	3.2%	5.0%	4.3%
Unearned income	(0.2)%	(0.2)%	(0.2)%	(0.3)%	(0.3)%
Total Loans, net of unearned income	100.0%	100.0%	100.0%	100.0%	100.0%

Commercial real estate loans decreased $16.4 million in 2010 as compared to 2009, as a result of the decline in demand by qualified borrowers in our serving area. Of the commercial real estate loans at December 31, 2010, 62.5% are non-owner occupied and 37.5% are owner occupied. Our commercial real estate loan portfolio is weighted towards term loans for which the primary source of repayment is cash flow from net operating income of the real estate property.

Commercial and industrial loan decrease of $7.4 million in 2010 as compared to 2009 was the result of our reassessment of the commercial and industrial lending market, specifically asset-based lines of credit. We have historically targeted well-established local businesses with strong guarantors that have proven to be resilient in periods of economic stress.

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

The following table summarizes our commercial real estate loan portfolio by the geographic location in which the property is located as of December 31, 2010 and 2009:

Commercial Real Estate Loans Outstanding by Geographic Location

	December 31, 2010		December 31, 2009
Commercial real estate loans by geographic location (County)	Amount	% of Commercial Real Estate Loans	Amount	% of Commercial Real Estate Loans
Stanislaus	$148,562	44.1%	$159,617	45.2%
San Joaquin	58,248	17.3%	59,469	16.8%
Tuolumne	26,222	7.8%	26,161	7.4%
Mono	18,208	5.4%	22,732	6.4%
Sacramento	11,376	3.4%	11,586	3.3%
Alameda	10,653	3.2%	12,075	3.4%
Inyo	9,514	2.8%	10,191	2.9%
Merced	8,911	2.6%	9,055	2.6%
Fresno	8,640	2.6%	4,667	1.3%
Madera	7,318	2.2%	7,526	2.1%
Los Angeles	6,247	1.9%	6,480	1.8%
Contra Costa	6,076	1.8%	1,846	0.5%
Tulare	3,951	1.2%	4,005	1.1%
Marin	3,937	1.2%	3,977	1.1%
Santa Clara	3,904	1.1%	4,907	1.5%
Other	4,963	1.4%	8,877	2.6%
Total	$336,730	100.0%	$353,171	100.0%

Construction loans decreased $20.3 million in 2010 as compared to 2009, primarily due to the successful completion and sell-through of construction development projects booked in prior years, a slow down in construction activity (primarily residential development), as well as a conscious effort to reduce our concentration in construction loans.  The table below shows an analysis of construction loans by type and location. Non-owner-occupied land loans of $17.7 million at December 31, 2010 included loans for lands specified for commercial development of $5.7 million and for residential development of $12.0 million, the majority of which are located in Stanislaus County.

Construction Loans Outstanding by Type and Geographic Location

	December 31, 2010		December 31, 2009
Construction loans by type	Amount	% of Construction Loans	Amount	% of Construction Loans
Single family non-owner-occupied	$2,663	8.2%	$7,860	14.8%
Single family owner-occupied	1,342	4.1%	761	1.4%
Commercial non-owner-occupied	8,217	25.2%	10,867	20.5%
Commercial owner-occupied	1,448	4.4%	8,217	15.5%
Land non-owner-occupied	17,699	54.2%	22,078	41.8%
Land owner-occupied	1,276	3.9%	3,169	6.0%
Total	$32,645	100.0%	$52,952	100.0%

Construction loans by geographic location (County)	Amount	% of Construction Loans	Amount	% of Construction Loans
Stanislaus	$13,984	42.8%	$17,271	32.6%
Fresno	8,217	25.2%	4,236	8.0%
Mono	6,814	20.9%	10,814	20.4%
Contra Costa	1,539	4.7%	774	1.5%
Tuolumne	913	2.8%	4,821	9.1%
Tulare	736	2.2%	750	1.4%
Inyo	414	1.3%	587	1.1%
Madera	0	0.0%	7,525	14.2%
San Joaquin	0	0.0%	5,134	9.7%
Other	28	0.1%	1,040	2.0%
Total	$32,645	100.0%	$52,952	100.0%

Loan Maturities

The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio, as of December 31, 2010. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The large majority of the variable rate loans are tied to independent indices (such as the Wall Street Journal prime rate or a Treasury Constant Maturity Rate). Substantially all loans with an original term of more than five years have provisions for the fixed rates to reset, or convert to a variable rate, after one, three or five years.

	Loan Maturities and Repricing Schedule At December 31, 2010
(Dollars in thousands)	Within One Year	After One But Within Five Years	After Five Years	Total

Commercial real estate	$98,007	$184,161	$54,562	$336,730
Commercial & Industrial	16,535	13,087	1,134	30,756
Consumer	620	622	0	1,242
Consumer Residential	1,354	6,469	14,021	21,844
Agriculture	10,793	1,066	1,763	13,622
Unearned income	(231)	(373)	(129)	(733)
Total loans, net of unearned income	$127,078	$205,032	$71,351	$403,461

Loans with variable (floating) interest rates	$99,652	$167,747	$38,993	$306,392
Loans with predetermined (fixed) interest rates	$27,426	$37,285	$32,358	$97,069

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

The Bank had nonperforming loans of $11.48 million at December 31, 2010, as compared to $14.42 million at December 31, 2009, $4.08 million at December 31, 2008, $9.81 million at December 31, 2007 and no nonperforming loans at December 31, 2006.  The ratio of nonperforming loans over total loans was 2.84%, 3.39%, 1.10%, 2.54% and 0.00% at December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

In addition, the Bank held three OREO properties with a market value of $0.8 million as of December 31, 2010 as compared with 6 properties with a market value of $2.1 million as of December 31, 2009 and two properties with a market value of $2.7 million at December 31, 2008.  The Bank did not possess any OREO during any of the year-end periods of 2006 through 2007.

Management believes that the reserve provided for nonperforming loans, together with the tangible collateral, were adequate as of December 31, 2010. See “Allowance for Loan Losses” below for further discussion. Except as disclosed above, as of

December 31, 2010, management was not aware of any material credit problems of borrowers that would cause it to have serious doubts about the ability of a borrower to comply with the present loan payment terms. However, no assurance can be given that credit problems may exist that may not have been brought to the attention of management, or that credit problems may arise.

The following table provides information with respect to the components of our nonperforming assets as of the dates indicated.  (The figures in the table are net of the portion guaranteed by the U.S. Government):

Nonperforming Assets

(Dollars in Thousands)	At December 31, 2010
	2010	2009	2008	2007	2006
Nonaccrual loans(1)
Commercial real estate	$11,253	$12,701	$4,078	$9,087	$0
Commercial and industrial	222	488	0	0	0
Consumer	0	0	0	0	0
Consumer residential	0	0	0	0	0
Agriculture	0	1,229	0	0	0
Total	$11,475	$14,418	$4,078	9,087	$0

Loans 90 days or more past due and still accruing (as to principal or interest):
Commercial real estate	$0	$0	$643	$721	$0
Commercial and industrial	0	0	0	0	0
Consumer	0	0	0	0	0
Consumer residential	0	0	0	0	0
Agriculture	0	0	0	0	0
Total	0	0	643	721	0

Restructured loans(2)
Commercial real estate	$0	$0	$0	$0	$0
Commercial and industrial	0	0	0	0	0
Consumer	0	0	0	0	0
Consumer residential	0	0	0	0	0
Agriculture	0	0	0	0	0
Total	0	0	0	0	0

Total nonperforming loans	11,475	14,418	4,721	9,808	0
Other real estate owned	778	2,150	2,746	0	0

Total nonperforming assets	$12,253	$16,568	$7,467	$9,808	$0

Nonperforming loans as a percentage of total loans	2.84%	3.39%	1.10%	2.54%	0.00
Nonperforming assets as a percentage of total loans and other real estate owned	3.03%	3.88%	1.74%	2.54%	0.00
Allowance for loan losses as a percentage of nonperforming loans	71.94%	48.69%	117.97%	45.95%	—

(1) During the fiscal year ended December 31, 2010 and 2009, no interest income related to these loans was included in net income while on nonaccrual status. Additional interest income of approximately $818,000 and $457,000 would have been recorded during the year ended December 31, 2010 and 2009, respectively, if these loans had been paid in accordance with their original terms.

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

The current stagnant economic condition combined with growth of our loan portfolio in the past five years has required more reserves for probable loan losses. The allowance for loan losses increased by 17.6%, or $1,235,000, to $8.26 million at December 31, 2010, as compared with $7.02 million at December 31, 2009. Such allowances were $5.57 million, $4.51 million and $4.34 million at December 31, 2008, 2007 and 2006, respectively. Due to loan growth and the current economic downturn’s effect on the financial stability of certain borrowers, the loan loss allowances have increased to maintain an adequate reserve as a percentage of total loans, as reflected in the ratios of 2.04%, 1.65%, 1.30%, 1.16% and 1.15%, at the end of 2010, 2009, 2008, 2007 and 2006, respectively.  Based on the current conditions of the loan portfolio, Management believes that the $8.26 million allowance for loan losses at December 31, 2010 is adequate to absorb losses inherent in our loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

In light of the current weakness in the economic environment, and specifically in the real estate construction sector, reserves have been increased to recognize such increased risk.  Diversification, low loan-to-values, strong credit quality and enhanced credit monitoring contribute to a reduction in the portfolio’s overall risk, and help to offset the economic risk.  The impact of the increasing economic weakness will continue to be monitored, and adjustments to the provision for loan loss will be made accordingly.  As evidenced in 2010, the weak business climate adversely impacted the financial conditions of some of our clients and increased our net loan charge-off to $2,785,000, compared to $4,411,000, $1,110,000, $397,000 and $13,000 in 2009, 2008, 2007 and 2006, respectively.

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

Although management believes the allowance at December 31, 2010 was adequate to absorb losses from any known and inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect our service areas or other variables will not result in increased losses in the loan portfolio in the future.

As of December 31, 2010, our allowance for loan losses consisted of amounts allocated to three phases of our methodology for assessing loan loss allowances, as follows (see details of methodology for assessing allowance for loan losses in the section entitled “Critical Accounting Policies”):

	Years Ended December 31,
Phase of Methodology (Dollars in Thousands)	2010	2009	2008
Specific review of individual loans	$948	$1,256	$769
Review of pools of loans with similar characteristics	$5,392	$3,808	$2,939
Judgmental estimate based on various subjective factors	$1,915	$1,956	$1,861

The Components of the Allowance for Loan Losses

As stated previously in “Critical Accounting Policies,” the overall allowance consists of a specific allowance for individually identified impaired loans, an allowance factor for categories of credits with similar characteristics and trends, and an allowance for changing environmental factors.

The first component, the specific allowance, results from the analysis of identified problem credits and the evaluation of sources of repayment including collateral, as applicable. Through Management’s ongoing loan grading process, individual loans are identified that have conditions that indicate the borrower may be unable to pay all amounts due under the contractual terms. These loans are evaluated individually by Management and specified allowances for loan losses are established when the discounted cash flows of future payments or collateral value of collateral-dependent loans are lower than the recorded investment in the loan. Generally with problem credits that are collateral-dependent, we obtain appraisals of the collateral at least annually. We may obtain appraisals more frequently if we believe the collateral value is subject to market volatility, if a specific event has occurred to the collateral (e.g. tentative map has been filed), or if we believe foreclosure is imminent.  Impaired loan balances decreased from $14.4 million at December 31, 2009 to $11.5 million at December 31, 2010.  The specific allowance totaled $948,000 and $1,256,000 at December 31, 2010 and 2009, respectively, as we charge off substantially all of our estimated losses related to specifically identified impaired loans as the losses are identified.

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

The total amount allocated for the second component is determined by applying loss estimation factors to outstanding loans. At December 31, 2010 and 2009, the allowance allocated by categories of credits totaled $5.4 million and $3.8 million, respectively. The increase mainly related to increased allowance factors for land loans related to the construction of residential subdivisions, commercial quick-qualifier loans and manufactured home loans, recognizing increased risk for these types of loans, as well as loan growth.

The third component of the allowance for loan losses is an economic component that is not allocated to specific loans or groups of loans, but rather is intended to absorb losses caused by portfolio trends, concentration of credit, growth, and economic trends, as stated previously in “Critical Accounting Policies”. At December 31, 2010 and 2009, the general valuation allowance, including the economic component, totaled $1.9 million and $2.0 million, respectively. Starting in late 2008, we witnessed financial difficulties experienced by borrowers in our market, where real estate sale prices have declined and holding periods have increased.  The U.S. economy is still experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system, dramatic declines in the housing prices, and an increasing unemployment rate.  There have been significant reductions in spending by consumers and businesses. In response to this, we have been proactive in evaluating reserve percentages for economic and other qualitative loss factors used to determine the adequacy of the allowance for loan losses. The increase to the third component of the allowance for loan losses reflected such evaluation.

The table below summarizes, for the periods indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for loan losses:

Allowance for Loan Losses

(in thousands)

	2010	2009	2008	2007	2006

Balances:
Average total loans outstanding during period	$411,590	$426,748	$400,821	$381,316	$345,063
Total loans outstanding at end of period	404,194	$425,627	$428,177	$386,771	$377,160
Allowance for loan losses:
Balances at beginning of period	$7,020	$5,569	$4,507	$4,341	$3,976

Actual charge-offs:
Commercial real estate	2,696	3,524	1,062	366	0
Commercial and Industrial	52	871	11	0	0
Consumer	1	0	0	0	0
Consumer Residential	43	24	42	35	15
Agriculture	0	0	0	0	0
Total charge-offs	2,792	4,419	1,115	402	15

Recoveries on loans previously charged off:
Commercial real estate	0	0	0	0	0
Commercial and Industrial	2	0	0	0	0
Consumer	5	0	0	0	0
Consumer Residential	0	8	5	5	2
Agriculture	0	0	0	0	0
Total recoveries	7	8	5	5	2

Net loan charge-offs	2,785	4,411	1,110	397	13

Provision for loan losses	4,020	5,862	2,188	555	595
Reclassification of reserve related to off-balance-sheet commitments	0	0	(16)	8	(217)

Balance at end of period	$8,255	$7,020	$5,569	$4,507	$4,341

Ratios:
Net loan charge-offs to average total loans	0.68%	1.03%	0.28%	0.10%	0.00%
Allowance for loan losses to total loans at end of period	2.04%	1.65%	1.30%	1.16%	1.15%
Net loan charge-offs to allowance for loan losses at end of period	33.74%	62.83%	19.93%	8.81%	0.29%
Net loan charge-offs to provision for loan losses	69.28%	75.25%	50.73%	71.57%	2.12%

The table below summarizes, for the periods indicated, the balance of the allowance for loan losses and the percentage of each type of loan balance at the end of each period (See “Loan Portfolio” above for a description of each type of loan balance):

Allocation of the Allowance for Loan Losses

	Amount Outstanding as of December 31,
	2010	2009	2008	2007	2006
	(Dollars in Thousands)
Applicable to:
Commercial real estate	$6,577	$5,845	$4,364	$3,403	$3,683
Commercial and Industrial	686	649	732	642	420
Consumer	61	44	34	25	28
Consumer Residential	375	202	193	117	100
Agriculture	153	142	127	183	164
Unallocated	403	138	119	137	(54)
Total Allowance	$8,255	$7,020	$5,569	$4,507	$4,341

Other Earning Assets

For various business purposes, we make investments in earning assets other than the interest-earning securities discussed above. Before 2007, the only other earning assets held by us were insignificant amounts of Federal Home Loan Bank stock, Federal Reserve Bank stock and the cash surrender value on the Bank Owned Life Insurances (“BOLI”). Balances of the Federal Home Loan Bank stock, Federal Reserve Bank stock and the BOLI cash surrender value as of December 31, 2010 were $3.4 million, $1.2 million and $11.1 million, respectively.

During 2007, we invested in a low-income housing tax credit funds (“LIHTCF”) to promote our participation in CRA activities. We committed to invest $1 million, over the next two to three years. We anticipate receiving the return following this two to three year period in the form of tax credits and tax deductions over the next fifteen years.

The balances of other earning assets as of December 31, 2010 and December 31, 2009 were as follows:

Dollars in Thousands	Balance as of December 31, 2010	Balance as of December 31, 2009
Type
BOLI	$11,099	$10,268
LIHTCF	$703	$769
Federal Reserve Bank Stock	$1,159	$1,157
Federal Home Loan Bank Stock	$3,381	$3,804

Deposits and Other Sources of Funds

Deposits

Total deposits at December 31, 2010, and 2009 were $476.7 million, and $429.2 million, respectively, representing an increase of $47.5 million or 11.1%, in 2010. The average deposits for the years ended December 31, 2010 increased $26.0 million or 6.3% to $439.8 million compared to $413.8 million at December 31, 2009.

Deposits are the Bank’s primary source of funds. Due to strategic emphasis by management, core deposits (based on definition provided by FDIC’s UBPR) increased by 12.6% in 2010 to $431.8 million at December 31, 2010.  As a result, the percentage of core deposits to total deposits increased to 90.1% at December 31, 2010 as compared to 89.3% at December 31, 2009.  The average rate paid on time deposits in denominations of $100,000 or more was 1.37% and 2.36% for the years ended December 31,

2010 and 2009, respectively.  The composition and cost of the Company’s deposit base are important components in analyzing the Company’s net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein.  See “Net Interest Income and Net Interest Margin” for further discussion.

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

Distribution of Average Daily Deposits

(Dollars in Thousands)

	Average Deposits
	2010		2009		2008
	Average	Average	Average	Average	Average	Average
Dollars in Thousands	Balance	Rate	Balance	Rate	Balance	Rate
Demand, noninterest-bearing	$76,820	0.00%	$62,874	0.00%	$61,554	0.00%
Money market	212,621	0.65%	183,314	1.34%	149,202	2.40%
NOW	59,617	0.31%	56,921	0.47%	54,160	0.71%
Savings	14,963	0.42%	13,851	0.72%	15,563	1.66%
Time certificates of deposit of $100,000 or more	42,352	1.20%	48,912	2.36%	40,172	3.92%
Other time deposits	33,383	1.37%	47,883	2.04%	44,846	3.21%
Total deposits	$439,756	0.58%	$413,755	1.20%	$365,497	1.98%

The scheduled maturities of our time deposits in denominations of $100,000 or greater at December 31, 2010 are, as follows:

Maturities of Time Deposits of $100,000 or More

(Dollars in Thousands)

Three months or less	$15,081
Over three months through six months	4,172
Over six months through twelve months	12,127
Over twelve months	13,770
Total	$45,150

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks.  Five of our clients carry deposit balances of more than 1% of our total deposits, one of which had a deposit balance of more than 3% of total deposits at December 31, 2010.

The only brokered deposit the Bank holds are from CDARS, a certificate of deposit program that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer.  The Bank had $3.8 million and $11.4 million in brokered deposits as of December 31, 2010 and 2009, respectively.

FHLB Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. Our outstanding FHLB advances decreased by $24.2 million to $8.0 million at year-end 2010 compared to the prior year as a result of our emphasis on managing non-relationship, high cost CDs.  See “Liquidity Management” below for the details on the FHLB borrowings program.

The following table is a summary of FHLB borrowings for fiscal years 2010 and 2009:

Dollars in Thousands	2010	2009
Balance at year-end	$8,000	$32,200
Average balance during the year	$19,161	$44,038
Maximum amount outstanding at any month-end	$24,200	$79,000
Average interest rate during the year	1.71%	1.55%
Average interest rate at year-end	1.10%	1.75%

Return on Equity and Assets

The following table sets forth certain information regarding our return on equity and assets for the periods indicated:

	At December 31, 2010	At December 31, 2009
Return on average assets	0.88%	0.38%
Return on average common equity	7.65%	2.51%
Dividend payout ratio	0.00%	16.54%
Equity to assets ratio	11.69%	11.57%

Deferred Compensation Obligations

We maintain a nonqualified, unfunded deferred compensation plan for certain key management personnel.  Under this plan, participating employees may defer compensation, which will entitle them to receive certain payments upon retirement, death, or disability.  The plan provides for payments commencing upon retirement and reduced benefits upon early retirement, disability, or termination of employment. At December 31, 2010 and 2009, our aggregate payment obligations under this plan totaled $7.5 million and $7.6 million, respectively.

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of December 31, 2010, and 2009, we had commitments to extend credit of $59.9 million and $63.1 million, respectively.  Obligations under standby letters of credit were $1.4 million and $2.8 million, for 2010, and 2009, respectively, and there were no obligations under commercial letters of credit for either period.

The effect on our revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used. For more information regarding our off balance sheet arrangements, see Note 14- Commitments and Other Contingencies- to our 2010 year-end financial statements located elsewhere in this report.

Contractual Obligations

The following chart summarizes certain contractual obligations of the Bank as of December 31, 2010 (dollars in thousands):

Contractual Obligations	Less than 1 Year	1-3 years	3-5 years	More than 5 years	Total
FHLB borrowings	$5,000	$3,000	$0	$0	$8,000
Operating lease obligations	857	1,761	1,513	2,482	6,613
Supplemental retirement plans	12	130	28	1,130	1,300
Time deposit maturities	53,793	16,290	3,121	0	73,204

Total	$59,662	$21,181	$4,662	$3,612	$89,117

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

Since our deposit growth strategy emphasizes core deposit growth we have avoided relying on brokered deposits as a consistent source of funds.  The only brokered deposit the Bank holds are from CDARS, a certificate of deposit program that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer.  The Bank had $3.8 million and $11.4 million in brokered deposits as of December 31, 2010 and 2009, respectively.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio and stock issued by the FHLB. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity.  At December 31, 2010 and December 31, 2009, the Bank had total FHLB advances outstanding of $8.0 million and $32.2 million which equaled 7% and 27% of our borrowing capacity, respectively.  At December 31, 2010 and December 31, 2009, the Bank had sufficient collateral to borrow an additional $113.9 million and $86.2 million, respectively.  In addition, the Bank had lines of credit with its correspondent banks to purchase overnight federal funds totaling $15 million and $20 million at December 31, 2010 and 2009, respectively.  No advances were made on these lines of credit as of December 31, 2010 and December 31, 2009.

Oak Valley Bancorp’s liquidity depends primarily on dividends paid to it as sole shareholder of the Bank. The Bank’s ability to pay dividends to Oak Valley Bancorp without regulatory approval will depend on whether the Bank will be in a position to pay dividends.

Maintenance of adequate liquidity requires that sufficient resources be available at all time to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, loans and securities available for sale. Our liquid assets at December 31, 2010 and 2009 totaled approximately $129.0 million and $80.1 million, respectively.  Our liquidity level measured as the percentage of liquid assets to total assets was 23.33% and 15.26% at December 31, 2010, and 2009, respectively.

Capital Resources and Capital Adequacy Requirements

In the past two years, our primary source of capital has been internally generated operating income through retained earnings. At December 31, 2010, total shareholders’ equity increased to $64.7 million, representing an increase of $4.0 million from December 31, 2009.  In December 2008, the Bank was selected to participate in the U.S. Treasury Capital Purchase Program which demonstrates the confidence the U.S. Treasury Department has in the stability of the Bank. The Bank issued $13.5 million in preferred stock and intends to use the capital to increase credit availability to local, creditworthy, businesses and consumers. The preferred stock shares have a 5% coupon for 5 years and 9% thereafter. Warrants to purchase 350,346 shares of common stock at a per share exercise price of $5.78 are attached and fully exercisable. The warrants expire 10 years after the issuance date. The securities issued to the Treasury are accounted for as components of regulatory Tier 1 capital.

As of December 31, 2010, we had no material commitments for capital expenditures other than the preferred stock dividend payments due to the U.S. Treasury Department.

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

As of December 31, 2010, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to the Bank’s capital ratios as of the dates specified:

	Regulatory Well- Capitalized Standards	December 31, 2010	December 31, 2009
Total capital to risk-weighted assets	10.0%	14.9%	13.6%
Tier I capital to risk-weighted assets	6.0%	13.7%	12.3%
Tier I capital to average assets	5.0%	11.5%	11.3%

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

At December 31, 2010, it was estimated that the Bank’s MV would decrease 12.75% in the event of an immediate 200 basis point increase in market interest rates. The Bank’s MV at the same date would increase 11.78% in the event of an immediate 200 basis point decrease in applicable interest rates.

Presented below, as of December 31, 2010 and 2009, is an analysis of the Bank’s interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of applicable interest rates:

	2010				2009
			Market Value as a % of				Market Value as a % of
	$ Change	% Change	Present Value of Assets		$ Change	% Change	Present Value of Assets
Shock Scenario	in Market Value	in Market Value	MV Ratio	Change (bp)	in Market Value	in Market Value	MV Ratio	Change (bp)
	(Dollars in Thousands)
+200 bp	$(9,372)	(12.75)%	11.98%	(1)	$(13,223)	(17.75)%	11.99%	$(197)
+100 bp	$(4,182)	(5.69)%	12.69%	(0)	$(7,393)	(9.92)%	12.87%	$(109)
0 bp	$—	0.00%	13.17%	—	$—	0.00%	13.96%	$—
-100 bp	$6,744	9.17%	14.02%	1	$6,679	8.97%	14.88%	$92
-200 bp	$8,658	11.78%	14.15%	1	$3,334	4.48%	14.16%	$20

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the Independent Auditors’ Report appear on pages F-1 through F-40 of this Report and are incorporated into this Item 8 by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2010. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls were effective as of December 31, 2010, the period covered by this report.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2011 Annual Meeting of Shareholders.    The Company and the Bank have adopted a Code of Ethics that applies to all staff including the Chief Executive Officer, and the Chief Financial Officer. A copy of the Code of Ethics will be provided to any person, without charge, upon written request to Corporate Secretary, Oak Valley Bancorp, 125 North Third Avenue, Oakdale, CA 95361.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2010 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2011 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2011 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2011 Annual Meeting of Shareholders.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Oakdale, California on March 25, 2011.

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

Signature	Title	Date

/s/ DONALD BARTON	Director	March 25, 2011
Donald Barton

/s/ CHRISTOPHER M. COURTNEY	Director	March 25, 2011
Christopher M. Courtney

/s/ JAMES L. GILBERT	Director	March 25, 2011
James L. Gilbert

/s/ THOMAS A. HAIDLEN	Director	March 25, 2011
Thomas A. Haidlen

/s/ MICHAEL Q. JONES	Director	March 25, 2011
Michael Q. Jones

/s/ RONALD C. MARTIN	Director	March 25, 2011
Ronald C. Martin

/s/ ROGER M. SCHRIMP	Director	March 25, 2011
Roger M. Schrimp

/s/ DANNY L. TITUS	Director	March 25, 2011
Danny L. Titus

/s/ RICHARD J. VAUGHAN	Director	March 25, 2011
Richard J. Vaughan

MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and guidance issued by the Securities and Exchange Commission.  Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2010, based on those criteria.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls and procedures, or its internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

/s/ RONALD C. MARTIN	/s/ RICHARD A. MCCARTY
Ronald C. Martin, Chief Executive Officer	Richard A. McCarty, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Oak Valley Bancorp

We have audited the accompanying consolidated balance sheets of Oak Valley Bancorp and subsidiary (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of earnings, shareholders’ equity, and cash flows for the years ended December 31, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oak Valley Bancorp and subsidiary as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years ended December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Stockton, California

March 28, 2011

OAK VALLEY BANCORP

BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS

Cash and due from banks	$28,091,916	$20,003,548
Federal funds sold	40,845,000	1,645,000
Cash and cash equivalents	68,936,916	21,648,548

Securities available for sale	53,267,982	50,765,314
Loans, net of allowance for loan loss of $8,254,929 in 2010 and $7,020,222 in 2009	395,206,208	417,795,686
Bank premises and equipment, net	10,173,822	10,167,297
Other real estate owned (OREO)	778,174	2,149,514
Accrued interest and other assets	24,033,316	22,195,354

	$552,396,418	$524,721,713

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$476,738,850	$429,210,284
Accrued interest and other liabilities	2,999,836	2,619,178
FHLB advances	8,000,000	32,200,000

Total liabilities	487,738,686	464,029,462

Commitments and contingencies (Note 14)

Shareholders’ equity
Preferred stock, no par value; $1,000 per share liquidation preference, 10,000,000 shares authorized and 13,500 issued and outstanding at December 31, 2010 and December 31, 2009	13,013,945	12,847,297
Common stock, no par value; 50,000,000 shares authorized, 7,702,127 and 7,681,877 shares issued and outstanding at December 31, 2010 and 2009, respectively	24,003,549	23,933,440
Additional paid-in capital	2,080,218	1,997,747
Retained earnings	24,016,466	20,230,683
Accumulated other comprehensive income, net of tax	1,543,554	1,683,084

Total shareholders’ equity	64,657,732	60,692,251

	$552,396,418	$524,721,713

See accompanying notes

OAK VALLEY BANCORP

STATEMENTS OF EARNINGS

	YEAR ENDED DECEMBER 31,
	2010	2009
INTEREST INCOME
Interest and fees on loans	$25,503,634	$26,686,633
Interest on securities available for sale	2,361,723	2,585,816
Interest on federal funds sold	19,133	5,117
Interest on deposits with banks	41,595	5,205
Total interest income	27,926,085	29,282,771

INTEREST EXPENSE
Deposits	2,591,086	4,956,231
FHLB advances	327,900	684,137
Federal funds purchased	110	419
Total interest expense	2,919,096	5,640,787

Net interest income	25,006,989	23,641,984
PROVISION FOR LOAN LOSSES	4,020,000	5,862,012

Net interest income after provision for loan losses	20,986,989	17,779,972

OTHER INCOME
Service charges on deposits	1,065,063	1,163,515
Earnings on cash surrender value of life insurance	435,884	408,628
Mortgage commissions	107,848	139,757
Other	1,160,736	929,483
Total non-interest income	2,769,531	2,641,383

OTHER EXPENSES
Salaries and employee benefits	8,456,982	7,780,574
Occupancy expenses	2,699,897	2,717,285
Data processing fees	947,338	894,056
OREO expenses	637,725	2,653,205
Regulatory assessments (FDIC & DFI)	1,051,262	996,288
Other operating expenses	2,982,626	3,177,025
Total non-interest expense	16,775,830	18,218,433

Net income before provision for income taxes	6,980,690	2,202,922

PROVISION FOR INCOME TAXES	2,353,259	203,194
NET INCOME	$4,627,431	$1,999,728

Preferred stock dividends and accretion	841,648	841,644
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$3,785,783	$1,158,084

NET INCOME PER COMMON SHARE	$0.49	$0.15
NET INCOME PER DILUTED COMMON SHARE	$0.49	$0.15

See accompanying notes

OAK VALLEY BANCORP

STATEMENTS OF SHAREHOLDERS’ EQUITY

	YEARS ENDED DECEMBER 31, 2010 AND 2009
								Accumulated
					Additional			Other	Total
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Income	Equity
Balances, January 1, 2009	7,661,627	$23,863,331	13,500	$12,680,649	$1,925,224	$19,226,645		$290,230	$57,986,079
Stock options exercised	20,250	$70,109							70,109
Preferred stock accretion				$166,648		$(166,648)			0
Preferred stock dividend payments						(637,500)			(637,500)
Cash dividends ($0.025 per share)						(191,542)			(191,542)
Stock based compensation					72,523				72,523
Comprehensive income:
Net changes in unrealized gain on available-for-sale securities (net of income tax of $988,188)							1,392,854	1,392,854	1,392,854
Net income						1,999,728	1,999,728		1,999,728
Comprehensive income							$3,392,582
Balances, December 31, 2009	7,681,877	$23,933,440	13,500	$12,847,297	$1,997,747	$20,230,683		$1,683,084	$60,692,251

Stock options exercised	20,250	$70,109							$70,109
Preferred stock accretion				$166,648		$(166,648)			0
Preferred stock dividend payments						(675,000)			(675,000)
Stock based compensation					82,471				82,471
Comprehensive income:
Net changes in unrealized gain on available-for-sale securities (net of income tax benefit of $97,563)							(139,530)	(139,530)	(139,530)
Net income						4,627,431	4,627,431		4,627,431
Comprehensive income							$4,487,901
Balances, December 31, 2010	7,702,127	$24,003,549	13,500	$13,013,945	$2,080,218	$24,016,466		$1,543,554	$64,657,732

See accompanying notes

OAK VALLEY BANCORP

STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,627,431	$1,999,728
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for loan losses	4,020,000	5,862,012
Depreciation	959,547	1,062,828
Amortization and accretion, net	(2,192)	(28,644)
Stock-based compensation expense	82,471	72,523
OREO Write downs and losses on sale	431,556	2,352,113
Gain on called available for sale securities	(195,745)	(170,019)
Increase in BOLI cash surrender value	(435,884)	(408,628)
Increase in deferred tax asset	497,243	(2,144,694)
Increase (decrease) in accrued interest payable and other liabilities	877,901	(349,287)
Decrease in accrued interest receivable	92,470	152,027
(Increase) decrease in other assets	(2,391,471)	1,650,071
Net cash from operating activities	8,563,327	10,050,030

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(12,114,593)	(16,945,222)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	9,572,769	10,208,488
Net decrease (increase) in loans	17,616,957	(4,978,802)
Proceeds from sale of OREO	1,892,305	209,467
Net purchases of premises and equipment	(966,072)	(136,157)
Net cash from investing activities	16,001,366	(11,642,226)

CASH FLOWS FROM FINANCING ACTIVITIES:
FHLB advanced funds	7,100,000	55,900,000
FHLB payments	(31,300,000)	(92,700,000)
Federal funds advances	480,000	9,135,000
Federal funds payments	(480,000)	(9,135,000)
Shareholder cash dividends paid	0	(191,542)
Preferred stock dividend payment	(675,000)	(637,500)
Net increase in demand deposits and savings accounts	56,384,103	59,504,414
Net decrease in time deposits	(8,855,537)	(8,542,597)
Proceeds from sale of common stock and exercise of stock options	70,109	70,109
Net cash from financing activities	22,723,675	13,402,884

NET INCREASE IN CASH AND CASH EQUIVALENTS	47,288,368	11,810,688

CASH AND CASH EQUIVALENTS, beginning of period	21,648,548	9,837,860

CASH AND CASH EQUIVALENTS, end of period	$68,936,916	$21,648,548

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$3,151,988	$6,003,735
Income taxes	$1,976,000	$1,264,000

NON-CASH INVESTING ACTIVITIES:
Real estate acquired through foreclosure	$952,521	$1,965,519
Change in unrealized (loss) gain on available-for-sale securities	$(237,093)	$2,381,042

NON-CASH FINANCING ACTIVITIES:
Accretion of preferred stock	$166,648	$166,648

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

Oak Valley Community Bank is a California State chartered bank. The Bank was incorporated under the laws of the state of California on May 31, 1990, and began operations in Oakdale on May 28, 1991. The Bank operates branches in Oakdale, Sonora, Bridgeport, Bishop, Mammoth Lakes, Modesto, Patterson, Turlock, Ripon, Stockton, and Escalon, California. The Bridgeport, Mammoth Lakes, and Bishop branches operate as a separate division, Eastern Sierra Community Bank. The Bank’s primary source of revenue is providing loans to customers who are predominantly middle-market businesses.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant accounting estimates reflected in the Bank’s 2010 financial statements include the allowance for loan losses, the valuation allowance for deferred tax assets, the fair value of stock options and the determination, recognition and measurement of impaired loans.  Actual results could differ from these estimates.

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Cash and cash equivalents — The Bank has defined cash and cash equivalents to include cash, due from banks, certificates of deposit with maturities of three months or less, and federal funds sold. Generally, federal funds are sold for one-day periods. At times throughout the year, balances can exceed FDIC insurance limits.  Management believes the risk of loss is remote as these amounts are held by major financial institutions and management monitors their financial condition.

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

Other real estate owned - Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value of the property at the date of foreclosure less selling costs.  Subsequent to foreclosure, valuations are periodically performed and any subject revisions in the estimate of fair value are reported as adjustment to the carrying value of the real estate, provided the adjusted carrying amount does not exceed the original amount at foreclosure.  Revenues and expenses from operations and changes in the valuation allowance are included in other operating expenses.

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

The method for calculating the allowance for unfunded loan commitments is based on an allowance percentage which is less than other outstanding loan types because they are at a lower risk level.  This allowance percentage is evaluated by management periodically and is applied to the total undisbursed loan commitment balance to calculate the allowance for off-balance-sheet commitments.

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

The Bank files income tax returns in the U.S. federal jurisdiction, and the state of California. With few exceptions, the Bank is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2006.

The Bank recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the year ended December 31, 2010 the Bank had a liability for unrecognized tax benefits of $144,000 associated with the California Franchise Tax Board’s exam of our 2006 and 2007 tax return, approximately $25,000 of which was due to interest.  The Bank intends to settle the exam during the first quarter of 2011 and believes the $144,000 accrued liability is adequate to pay the full settlement amount.  During the year ended December 31, 2009, the Bank recognized no unrecognized tax benefits or related interest and penalties.

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

Advertising costs — The Bank expenses marketing costs as they are incurred. Advertising expense was $151,000 and $136,000 for the years ended December 31, 2010 and 2009, respectively.

Comprehensive income — Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes items previously recorded directly to equity, such as unrealized gains and losses on securities available for sale. Comprehensive income is presented in the statement of shareholders’ equity. For the years ended December 31, 2010 and 2009, $115,000 and $110,000 net of tax, respectively, was reclassified from comprehensive income into net income related to gains on called available for sale securities.

Investment in limited partnership —  During 2007 the Bank acquired limited interests in a private limited partnership that acquires affordable housing properties in California that generate Low Income Housing Tax Credits under Section 42 of the Internal Revenue Code of 1986, as amended.  The Bank’s limited partnership investment is accounted for under the equity method.  The Bank’s noninterest expense associated with the utilization of these tax credits for the year ended December 31, 2010 and 2009 was $66,144 and $94,781, respectively.  The limited partnership investment is expected to generate a total tax benefit of approximately $1.16 million over the life of the investment for the combination of the tax credits and deductions on noninterest expense.  The tax credits expire between 2010 and 2022.  In 2009, a tax benefit of $126,000 was utilized for income tax purposes and an estimated amount of $107,000 will be utilized in 2010.  The recorded investment in limited partnerships totaled $703,155 and $769,299 at December 31, 2010 and 2009, respectively, and is reflected as a component of accrued interest and other assets on the balance sheets.

Federal Home Loan Bank Stock —  Federal Home Loan Bank stock represents the Company’s investment in the stock of the Federal Home Loan Bank of San Francisco (“FHLB”) and is carried at par value, which reasonably approximates its fair value. While technically these are considered equity securities, there is no market for the FHLB stock. Therefore, the shares are considered as restricted investment securities.  Management periodically evaluates FHLB stock for other-than-temporary impairment.  Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB. This investment is reflected as a component of accrued interest and other assets on the balance sheets.

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

The fair value of each option is estimated on the date of grant using an options pricing model with the following weighted average assumptions.  There were no stock options grants in 2010.

	YEAR ENDED DECEMBER 31,
	2010	2009
Pricing model	N/A	Binomial
Dividend yield	N/A	1.82%
Expected volatility	N/A	43.55%
Risk-free interest rate	N/A	2.60%
Expected option term	N/A	7.15 years
Stock-based compensation recorded	$82,471	$72,523

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

FASB ASC Topic 310 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  In July 2010, FASB issued Accounting Standards Update 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (Topic 310).  This standard expands disclosures about credit quality of financing receivables and the allowance for loan losses. The standard will require the Company to expand disclosures about the credit quality of our loans and the related reserves against them. The extra disclosures will include disaggregated matters related to our past due loans, credit quality indicators, and modifications of loans. The Company adopted the standard beginning with our December 31, 2010 financial statements. This standard did not have an impact on the Company’s financial position or results of operations.

NOTE 2 — CASH AND DUE FROM BANKS

Cash and due from banks includes balances with the Federal Reserve Bank and other correspondent banks. The Bank is required to maintain specified reserves by the Federal Reserve Bank. The average reserve requirements are based on a percentage of the Bank’s deposit liabilities. In addition, the Federal Reserve Bank requires the Bank to maintain a certain minimum balance at all times.  As of December 31, 2010 the Bank had a balance of $22,867,522 which is more than adequate to satisfy the reserve requirement.

NOTE 3 — SECURITIES

The amortized cost and estimated fair values of debt securities as of December 31, 2010, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. agencies	$28,678,709	1,566,549	$(54,870)	$30,190,388
Collateralized mortgage obligations	7,946,854	189,926	—	8,136,780
Municipalities	9,870,381	931,375	(2,257)	10,799,499
SBA Pools	1,517,332	—	(11,236)	1,506,096
Mutual Fund	2,631,371	14,063	(10,215)	2,635,219
	$50,644,647	$2,701,913	$(78,578)	$53,267,982

The following tables detail the gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010.

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. agencies	$3,101,384	$(54,870)	$—	$—	$3,101,384	$(54,870)
Collateralized mortgage obligations	—	—	—	—	—	—
Municipalities	427,130	(2,257)	—	—	427,130	(2,257)
SBA Pools	—	—	1,499,228	(11,236)	1,499,228	(11,236)
Mutual Fund	989,786	(10,215)	—	—	989,786	(10,215)
Total temporarily impaired securities	$4,518,300	$(67,342)	$1,499,228	$(11,236)	$6,017,528	$(78,578)

At December 31, 2010, two SBA pools make up the total amount of securities in an unrealized loss position for greater than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due solely to interest rate changes and the Bank does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities at December 31, 2010, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$1,025,000	$1,034,394
Due after one year through five years	5,651,241	6,126,905
Due after five years through ten years	18,979,525	20,071,301
Due after ten years	24,988,881	26,035,382
	$50,644,647	$53,267,982

The amortized cost and estimated fair values of debt securities as of December 31, 2009, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$29,475,777	1,511,122	$(2,181)	$30,984,718
Collateralized mortgage obligations	2,883,988	110,758	—	2,994,746
Municipalities	12,327,922	1,235,683	(6,454)	13,557,151
SBA Pools	1,588,867	—	(9,519)	1,579,348
Asset-Back Securities	81,867	707	—	82,574
Mutual Fund	1,546,465	20,312	—	1,566,777
	$47,904,886	$2,878,582	$(18,154)	$50,765,314

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

Realized gains on called available-for-sale securities during 2010 and 2009 totaled $195,745 and $170,019, respectively. There were no sales of available-for-sale securities during 2010 and 2009.

Securities carried at $46,405,847 and $34,545,513at December 31, 2010 and 2009, respectively, were pledged to secure deposits of public funds.

NOTE 4 — LOANS

The Bank’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. Approximately 83% of the Bank’s loans are commercial real estate loans which includes construction loans. Approximately 8% of the Bank’s loans are for general commercial uses including professional, retail, and small business. Additionally, 6% of the Bank’s loans are for residential real estate and other consumer loans. The remaining 3% are agriculture loans.

Loan totals were as follows:

	YEARS ENDED DECEMBER 31,
	2010	2009
Loans
Commercial real estate:
Commercial real estate- construction	$13,669,527	$26,938,288
Commercial real estate- mortgages	289,208,721	283,387,330
Land	18,975,637	26,013,680
Farmland	14,876,426	16,831,716
Commercial and Industrial	30,755,651	38,159,590
Consumer	1,242,300	1,351,343
Consumer residential	21,843,935	20,117,123
Agriculture	13,621,952	12,827,941
Total gross loans	404,194,149	425,627,011

Less:
Deferred loan fees and costs, net	(733,012)	(811,103)
Allowance for loan losses	(8,254,929)	(7,020,222)

Net loans	$395,206,208	$417,795,686

Loan Origination/Risk Management.  The Corporation has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, the Bank’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Bank’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Bank’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Bank avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Bank also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2010, approximately 37.5% of the outstanding principal balance of the Bank’s commercial real estate loans were secured by owner-occupied properties.

With respect to loans to developers and builders that are secured by non-owner occupied properties that the Bank may originate from time to time, the Bank generally requires the borrower to have had an existing relationship with the Bank and have a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Bank until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

The Bank originates consumer loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting standards for home equity loans follow bank policy, which include, but are not limited to, a maximum loan-to-value percentage of 80%, a maximum housing and total debt ratio of 36% and 42%, respectively and other specified credit and documentation requirements.

The Bank maintains an independent loan review department that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Bank’s policies and procedures.

Non-Accrual and Past Due Loans. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are placed on non-accrual status when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Year-end non-accrual loans, segregated by class of loans, were as follows:

	YEARS ENDED DECEMBER 31,
	2010	2009
Loans
Commercial real estate:
Commercial real estate- construction	$3,252,081	$7,943,818
Commercial real estate- mortgages	4,190,665	1,458,217
Land	3,810,473	4,792,631
Farmland	0	0
Commercial and Industrial	221,723	223,536
Consumer	0	0
Consumer residential	0	0
Agriculture	0	0
Total non-accrual loans	$11,474,942	$14,418,202

Had non-accrual loans performed in accordance with their original contract terms, the Bank would have recognized additional interest income of approximately $818,000 in 2010 and $457,000 in 2009.

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of December 31, 2010:

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$2,663,126	$2,663,126	$11,006,401	$0
Commercial R.E. - mortgages	1,473,940	2,865,492	1,325,173	5,664,605	283,544,116	0
Land	0	0	3,810,473	3,810,473	15,165,164	0
Farmland	0	0	0	0	14,876,426	0
Commercial and Industrial	0	0	0	0	30,755,651	0
Consumer	0	0	0	0	1,242,300	0
Consumer residential	0	0	0	0	21,843,935	0
Agriculture	0	0	0	0	13,621,952	0
Total	$1,473,940	$2,865,492	$7,798,772	$12,138,204	$392,055,945	$0

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Bank will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Year-end impaired loans are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
December 31, 2010
Commercial real estate:
Commercial R.E. - construction	$3,405,167	$1,427,776	$1,824,305	$3,252,081	$179,725	$4,430,245
Commercial R.E. - mortgages	4,469,681	4,190,665	0	4,190,665	0	1,900,081
Land	7,710,271	739,732	3,070,741	3,810,473	768,118	4,231,514
Farmland	0	0	0	0	0	0
Commercial and Industrial	222,023	221,723	0	221,723	0	207,384
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	2,417
Agriculture	0	0	0	0	0	0
Total	$15,807,142	$6,579,896	$4,895,046	$11,474,942	$947,843	$10,771,641

December 31, 2009
Commercial real estate:
Commercial R.E. - construction	$8,164,258	$2,789,662	$5,154,156	$7,943,818	$736,498	$4,066,045
Commercial R.E. - mortgages	1,458,217	0	1,458,217	1,458,217	117,675	475,717
Land	6,885,674	0	4,792,631	4,792,631	390,918	5,364,882
Farmland	0	0	0	0	0	0
Commercial and Industrial	223,536	0	223,536	223,536	11,238	295,071
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Total	$16,731,685	$2,789,662	$11,628,540	$14,418,202	$1,256,329	$10,201,715

Quality ratings (Risk Grades) are assigned to all commitments and stand-alone notes. Risk grades define the basic characteristics of commitments or stand-alone note in relation to their risk. All loans are graded using a system that maximizes the loan quality information contained in loan review grades, while ensuring that the system is compatible with the grades used by bank examiners.

We grade loans using the following letter system:

1 Exceptional Loan

2 Quality Loan

3A Better Than Acceptable Loan

3B Acceptable Loan

3C Marginally Acceptable Loan

4 (W) Watch Acceptable Loan

5 Other Loans Especially Mentioned

6 Substandard Loan

7 Doubtful Loan

8 Loss

1. Exceptional Loan - Loans with A+ credits that contain very little, if any, risk. To qualify for this rating, the following characteristics must be present:

• A high level of liquidity and whose debt-servicing capacity exceeds expected obligations by a substantial margin.

• Where leverage is below average for the industry and earnings are consistent or growing without severe vulnerability to economic cycles.

• Also included in this rating (but not mandatory unless one or more of the preceding characteristics are missing) are loans that are fully secured and properly margined by our own time instruments or U.S. blue chip securities. To be properly margined cash collateral must be equal to, or greater than, 110% of the loan amount.

2. Quality Loan - Loans with excellent sources of repayment that conform in all respects to bank policy and regulatory requirements. These are also loans for which little repayment risk has been identified. No credit or collateral exceptions. Other factors include:

• Unquestionable debt-servicing capacity to cover all obligations in the ordinary course of business from well-defined primary and secondary sources.

• Consistent strong earnings.

•A solid equity base.

3A. Better than Acceptable Loan - In the interest of better delineating the loan portfolio’s true credit risk for reserve allocation, further granularity has been sought by splitting the grade 3 category into three classifications. The distinction between the three are bank-defined guidelines and represent a further refinement of the regulatory definition of a pass, or grade 3 loan. Grade 3A is the stronger third of the pass category, but is not strong enough to be a grade 2 and is characterized by:

• Strong earnings with no loss in last three years and ample cash flow to service all debt well above policy guidelines.

• Long term experienced management with depth and defined management succession.

• The loan has no exceptions to policy.

• Loan-to-value on real estate secured transactions is 10% to 20% less than policy guidelines.

• Very liquid balance sheet that may have cash available to pay off our loan completely.

• Little to no debt on balance sheet.

3B. Acceptable Loan - 3B loans are simply defined as all loans that are less qualified than 3A loans and are stronger than 3C loans. These loans are characterized by acceptable sources of repayment that conform to bank policy and regulatory requirements. Repayment risks are acceptable for these loans. Credit or collateral exceptions are minimal, are in the process of correction, and do not represent repayment risk. These loans:

• Are those where the borrower has average financial strengths, a history of profitable operations and experienced management.

• Are those where the borrower can be expected to handle normal credit needs in a satisfactory manner.

3C. Marginally Acceptable - 3C loans have similar characteristics as that of 3Bs with the following additional characteristics:

Requires collateral. A credit facility where the borrower has average financial strengths, but usually lacks reliable secondary sources of repayment other than the subject collateral.  Other common characteristics can include some or all of the following: minimal background experience of management, lacking continuity of management, a start-up operation, erratic historical profitability (acceptable reasons-well identified), lack of or marginal sponsorship of guarantor, and government guaranteed loans.

4W Watch Acceptable - Watch grade will be assigned to any credit that is adequately secured and performing but monitored for a number of indicators. These characteristics may include any unexpected short-term adverse financial performance from budgeted projections or prior period’s results (i.e., declining profits, sales, margins, cash flow, or increased reliance on leverage, including adverse balance sheet ratios, trade debt issues, etc.). Additionally, any managerial or personal problems of company management, decline in the entire industry or local economic conditions failure to provide financial information or other documentation as requested; issues regarding delinquency, overdrafts, or renewals; and any other issues that cause concern for the company. Loans to individuals or loans supported by guarantors with marginal net worth and/or marginal collateral. Weakness identified in a Watch credit is short-term in nature.  Loans in this category are usually accounts the bank would want to retain providing a positive turnaround can be expected within a reasonable time frame.

5 Other Loans Especially Mentioned (OLEM) - A special mention extension of credit is defined as having potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date result in the deterioration of the repayment prospects for the credit or the institution’s credit position. Extensions of credit that might be detailed in this category include the following:

• The lending officer may be unable to properly supervise the credit because of an inadequate loan or credit agreement.

• Questions exist regarding the condition of and/or control over collateral.

• Economic or market conditions may unfavorably affect the obligor in the future.

• A declining trend in the obligor’s operations or an imbalanced position in the balance sheet exists, but not to the point that repayment is jeopardized.

6 Substandard Loan - A “substandard” extension of credit is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Extensions of credit so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard credits, does not have to exist in individual extensions of credit classified substandard.

7 Doubtful Loan - An extension of credit classified “doubtful” has all the weaknesses inherent in one classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high but because of certain important and reasonably specific pending factors that may work to the advantage of and strengthen the credit, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors may include a proposed merger or acquisition, liquidation proceedings, capital injection, perfecting liens on additional collateral or refinancing plans. The entire loan need not be classified doubtful when collection of a specific portion appears highly probable. An example of proper use of the doubtful category is the case of a company being liquidated, with the trustee-in-bankruptcy indicating a minimum disbursement of 40 percent and a maximum of 65 percent to unsecured creditors, including the bank. In this situation, estimates are based on liquidation value appraisals with actual values yet to be realized. By definition, the only portion of the credit that is doubtful is the 25 percent difference between 40 and 65 percent. A proper classification of such a credit would show 40 percent substandard, 25 percent doubtful, and 35 percent loss. A credit classified as doubtful should be resolved within a ‘reasonable’ period of time. Reasonable is generally defined as the period between examinations. In other words, a credit classified doubtful at an examination should be cleared up before the next exam. However, there may be situations that warrant continuation of the doubtful classification a while longer.

8. Loss - Extensions of credit classified “loss” are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the credit has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off, even though partial recovery may be affected in the future. It should not be the bank’s practice to attempt long-term recoveries while the credit remains on the books. Losses should be taken in the period in which they surface as uncollectible.

The following table presents weighted average risk grades of our loan portfolio.

	December 31, 2010	December 31, 2009
	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate- construction	4.83	4.89
Commercial real estate- mortgages	3.27	3.18
Land	5.37	4.29
Farmland	3.45	3.28
Commercial and Industrial	3.28	3.11
Consumer	2.77	2.77
Consumer residential	3.01	3.01
Agriculture	3.20	3.19
Total gross loans	3.42	3.34

The following table presents classified loan balances by class of loans.  Classified loans include loans in risk grades 5, 6, and   7.

	December 31, 2010	December 31, 2009
	Classified Loans	Classified Loans
Commercial real estate:
Commercial real estate- construction	$3,252,081	$7,943,818
Commercial real estate- mortgages	23,847,535	18,292,059
Land	14,899,516	11,185,830
Farmland	2,650,619	1,554,806
Commercial and Industrial	2,459,935	1,151,367
Consumer	17,228	1,742
Consumer residential	120,000	94,491
Agriculture	1,028,547	688,939
Total classified loans	$48,275,461	$40,913,052

Allowance for Loan Losses. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Bank’s allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Bank’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for  loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period.  In other words, the amount of the provision reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Bank’s control, including, among other things, the performance of the Bank’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

The Bank’s allowance for  loan losses consists of three elements: (i) specific valuation allowances determined in accordance with ASC Topic 310 based on probable losses on specific loans; (ii) historical valuation allowances determined in accordance with ASC Topic 450 based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (iii) general valuation allowances determined in accordance with ASC Topic 450 based on general economic conditions and other qualitative risk factors both internal and external to the Bank.

The allowances established for probable losses on specific loans are based on a regular analysis and evaluation of problem loans. Loans are classified based on an internal credit risk grading process that evaluates, among other things: (i) the obligor’s ability to repay; (ii) the underlying collateral, if any; and (iii) the economic environment and industry in which the borrower operates. This analysis is performed at the relationship manager level for all commercial loans. When a loan has a calculated grade of 5 or higher, a special assets officer analyzes the loan to determine whether the loan is impaired and, if impaired, the need to specifically allocate a portion of the allowance for loan losses to the loan. Specific valuation allowances are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loan and economic conditions affecting the borrower’s industry, among other things.

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans and the internal risk grade of such loans at the time they were charged-off. The Bank calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are periodically updated based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool. The Bank’s pools of similar loans include similarly risk-graded groups of commercial and industrial loans, commercial real estate loans, consumer real estate loans and consumer and other loans.

General valuation allowances are based on general economic conditions and other qualitative risk factors both internal and external to the Bank. In general, such valuation allowances are determined by evaluating, among other things: (i) the experience, ability and effectiveness of the bank’s lending management and staff; (ii) the effectiveness of the Bank’s loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; (vi) the impact of competition on loan structuring and pricing; (vii) the effectiveness of the internal loan review function; (viii) the impact of environmental risks on portfolio risks; and (ix) the impact of rising interest rates on portfolio risk. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to have either a high, moderate or low degree of risk. The results are then input into a “general allocation matrix” to determine an appropriate general valuation allowance.

Included in the general valuation allowances are allocations for groups of similar loans with risk characteristics that exceed certain concentration limits established by management. Concentration risk limits have been established, among other things, for certain industry concentrations, large balance and highly leveraged credit relationships that exceed specified risk grades, and loans originated with policy exceptions that exceed specified risk grades.

Loans identified as losses by management, internal loan review and/or bank examiners are charged-off. Furthermore, consumer loan accounts are charged-off automatically based on regulatory requirements.

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2010 and 2009. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses

For the Years Ended December 31, 2010 and 2009

	Commercial	Commercial		Consumer
	Real Estate	and Industrial	Consumer	Residential	Agriculture		Unallocated	Total
2010
Allowance for loan losses:

Beginning balance	$5,844,793	$648,523	$43,822	$201,741		$142,009	$139,334	$7,020,222
Charge-offs	(2,695,836)	(52,382)	(569)	(43,399)				(2,792,186)
Recoveries		1,638	5,203	52				6,893
Provision	3,428,054	88,524	12,659	216,955	10,517		263,291	4,020,000
Ending balance	$6,577,011	$686,303	$61,115	$375,349		$152,526	$402,625	$8,254,929

Allowance for loan losses for loans:
Individually evaluated for impairment	$947,843	$	$	$	$		$	$947,843
Collectively evaluated for impairment	$5,629,168	$686,303	$61,115	$375,349		$152,526	$402,625	$7,307,086

Ending balances of loans:
Individually evaluated for impairment	$11,253,219	$221,723	$	$	$			$11,474,942
Collectively evaluated for impairment	$325,477,092	$30,533,928	$1,242,300	$21,843,935		$13,621,952		$392,719,207

2009
Allowance for loan losses:

Beginning balance	$4,364,115	$731,875	$34,387	$192,680		$126,557	$119,882	$5,569,496
Charge-offs	(3,531,722)	(870,934)	(16,679)					(4,419,335)
Recoveries		3,475	4,574					8,049
Provision	5,012,400	784,107	21,540	9,061	15,452		19,452	5,862,012
Ending balance	$5,844,793	$648,523	$43,822	$201,741		$142,009	$139,334	$7,020,222

Allowance for loan losses for loans:
Individually evaluated for impairment	$1,245,091	$11,238	$	$	$		$	$1,256,329
Collectively evaluated for impairment	$4,599,702	$637,285	$43,822	$201,741		$142,009	$139,334	$5,763,893

Ending balances of loans:
Individually evaluated for impairment	$14,194,666	$223,536	$	$	$			$14,418,202
Collectively evaluated for impairment	$338,976,348	$37,936,054	$1,351,343	$20,117,123		$12,827,941		$411,208,809

Changes in the allowance off-balance-sheet commitments were as follows:

	YEARS ENDED DECEMBER 31,
	2010	2009
Balance, beginning of year	$171,900	$175,331
Provision Charged to Operations for Off Balance Sheet	(14,899)	(3,431)
Balance, end of year	$157,001	$171,900

The method for calculating the allowance for off-balance-sheet loan commitments is based on an allowance percentage which is less than other outstanding loan types because they are at a lower risk level.  This allowance percentage is evaluated by management periodically and is applied to the total undisbursed loan commitment balance to calculate the allowance for off-balance-sheet commitments.

At December 31, 2010 and 2009, loans carried at $331,288,636 and $315,445,820, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 5 — PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows:

	DECEMBER 31,
	2010	2009

Land	$4,023,703	$4,023,703
Building	3,594,531	3,215,383
Leasehold improvements	3,636,728	3,604,173
Furniture, fixtures, and equipment	6,576,695	6,022,324
	17,831,657	16,865,583

Less accumulated depreciation and amortization	7,657,835	6,698,286

	$10,173,822	$10,167,297

Depreciation expense was $959,547 and $1,062,828 for the years ended 2010 and 2009, respectively.

NOTE 6 — ACCRUED INTEREST AND OTHER ASSETS

Other assets are summarized as follows:

	DECEMBER 31,
	2010	2009
Interest income receivable on loans	$1,396,404	$1,465,832
Interest income receivable on investments	245,458	268,500
Net deferred tax asset	2,964,374	3,364,054
Federal Reserve Bank stock	1,159,250	1,157,050
Federal Home Loan Bank stock	3,380,700	3,803,700
Cash surrender value of life insurance	11,098,636	10,267,862
Investment in limited partnership	703,155	769,299
Prepaid expenses and other	3,085,339	1,099,057
	$24,033,316	$22,195,354

NOTE 7 — DEPOSITS

Deposit totals were as follows:

	DECEMBER 31,
	2010	2009

Demand	$102,422,347	$69,646,979
NOW accounts	60,992,425	57,377,899
Money market deposit accounts	221,814,286	202,947,582
Savings	18,305,430	17,177,924
Time, under $100,000	28,053,882	36,214,623
Time, $100,000 and over	45,150,480	45,845,277
Total deposits	$476,738,850	$429,210,284

Certificates of deposit issued and their remaining maturities at December 31, 2010, are as follows:

Year ending December 31,
2011	$53,792,630
2012	11,408,288
2013	4,881,800
2014	117,163
2015	3,004,481
$73,204,362

NOTE 8 — FHLB ADVANCES

At December 31, 2010, the Bank had advances from the Federal Home Loan Bank (“FHLB”) totaling $8,000,000. Of the total advances outstanding, $5,000,000 represents term advances due in 2011, $3,000,000 represents term advances due in 2012, and there were no overnight open advances. The weighted average interest rate on these advances was 1.10% and interest payments are due monthly. Unused and available advances totaled $113,898,711 at December 31, 2010.  Loans carried at $331,288,636 as of December 31, 2010, were pledged as collateral on advances from the Federal Home Loan Bank.

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

NOTE 9 — INTEREST ON DEPOSITS

Interest on deposits was comprised of the following:

	YEARS ENDED DECEMBER 31,
	2010	2009

Savings and other deposits	$1,622,501	$2,822,706
Time deposits of $100,000 or more	509,679	1,155,951
Other time deposits	458,906	977,574
	$2,591,086	$4,956,231

NOTE 10 — INCOME TAXES

The provision for income taxes consists of the following:

	YEARS ENDED DECEMBER 31,
	2010	2009

Current
Federal	$1,514,263	$2,025,546
State	341,753	322,342
	1,856,016	2,347,888
Deferred
Federal	384,856	(1,575,946)
State	112,387	(568,748)
	497,243	(2,144,694)

	$2,353,259	$203,194

The components of the Bank’s deferred tax assets and liabilities (included in accrued interest and other assets on the balance sheet), is shown below:

	DECEMBER 31,
	2010	2009
Deferred tax assets:
Deferred loan fees	$154	$188
Allowance for loan losses	3,390,486	2,836,387
Accrued vacation	39,365	31,072
Accrued salary continuation liability	535,033	472,092
Deferred compensation	80,579	70,184
Deferred rent	0	80,197
Nonaccrual loans	313,368	182,333
Reserve for undisbursed commitments	64,613	70,744
OREO expenses	170,117	1,373,362
State income tax	116,196	(26,719)
Holding company organization fees	49,848	53,919
	4,759,759	5,143,759
Deferred tax liabilities:
Prepaid expenses	(97,872)	(133,737)
FHLB dividends	(220,188)	(220,188)
Accumulated depreciation	(287,826)	(124,683)
Deferred loan costs	(104,217)	(65,212)
Stock Options	0	(49,710)
Investment in limited partnership	(3,144)	(1,243)
Accrued bonus	(2,635)	(7,866)
Unrealized gain on securities available for sale	(1,079,503)	(1,177,066)
	(1,795,385)	(1,779,705)

Net deferred income tax asset	$2,964,374	$3,364,054

Management has assessed the realizability of deferred tax assets and believes it is more likely than not that all deferred tax assets will be realized in the normal course of operations. Accordingly, these assets have not been reduced by a valuation allowance.

The Bank adopted the revised provisions of FASB ASC 740, Income Taxes, (“ASC 740”), relating to the accounting for uncertainty in income taxes on January 1, 2007. Upon the implementation of the revised provisions, the Bank recognized no adjustment in the form of a liability for unrecognized tax benefits. The Bank periodically reviews its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. This review takes into consideration the status of current taxing authorities’ examinations of the Bank’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment. The Bank had a liability for unrecognized tax benefits of $144,000 as of December 31, 2010, which included accrued interest of $25,000. If recognized the unrecognized tax benefit would impact the 2010 annual effective tax rate by 3.1%.

Detailed below is a reconciliation of the Bank’s unrecognized tax benefits, gross of any related tax benefits, for the year ended December 31, 2010:

Beginning balance as of January 1, 2010	$0
Additions for tax positions taken in prior years	144,000
Ending balance as of December 31, 2010	$144,000

The effective tax rate for 2010 and 2009 differs from the current Federal statutory income tax rate as follows:

	YEARS ENDED DECEMBER 31,
	2010	2009

Federal statutory income tax rate	34.0%	34.0%
State taxes, net of federal tax benefit	7.2%	7.2%
Tax exempt interest on municipal securities and loans	(2.5)%	(12.3)%
Tax exempt earnings on bank owned life insurance	(2.6)%	(7.6)%
Stock based compensation	0.5%	1.3%
Low income housing tax credit	(1.3)%	(4.7)%
California enterprise zone tax credits and deductions	(2.2)%	(7.8)%
Other	0.7%	(0.9)%
Effective tax rate	33.7%	9.2%

Oak Valley Bancorp files a consolidated return in the U.S. Federal tax jurisdiction and a combined report in the State of California tax jurisdiction.  Prior to the formation of Bancorp in 2008, the Bank filed in the U.S. Federal and California jurisdictions on a stand-alone basis.  None of the entities are subject to examination by taxing authorities for years before 2007 for U.S. Federal or for years before 2006 for California.

NOTE 11 — STOCK OPTION PLAN

The Bank currently has two equity based incentive plans, the Oak Valley Community Bank 1998 Restated Stock Option Plan and the Oak Valley Bancorp 2008 Stock Plan. The 2008 Stock Plan provides for awards in the form of incentive stocks, non-statutory stock options, Stock appreciation rights and restrictive stocks. Under the 2008 Plan, the Company is authorized to issue 1,500,000 shares of its common stock to key employees and directors as incentive and non-qualified stock options, respectively, at a price equal to the fair market value on the date of grant. The Plan provides that the options are exercisable in equal increments over a five-year period from the date of grant or over any other schedule approved by the Board of Directors. All incentive stock options expire no later than ten years from the date of grant. Future grants are not permitted under the 1998 Stock Plan and will all be issued from the 2008 Stock Plan.

A summary of the status of the Bank’s fixed stock option plan and changes during the year are presented below.

	DECEMBER 31, 2010
		Weighted-
		Average
		Exercise
	Shares	Price
Outstanding at beginning of year	385,762	$7.08
Granted	0	$0.00
Exercised	(20,250)	$3.46
Forfeited	(77,590)	$4.25
Outstanding at end of year	287,922	$8.09

	DECEMBER 31,
	2010	2009

Weighted-average fair value of options granted during the year	$ N/A	$1.83

Intrinsic value of options exercised	$32,298	$14,940

Options exercisable at year end:	273,022	354,062

Weighted average exercise price	$7.97	$6.69
Intrinsic value	115,414	108,264
Weighted average remaining contractual life	3.28 years	3.31 years

Options outstanding at year end:	287,922	385,762

Weighted average exercise price	$8.09	$7.08
Intrinsic value	117,126	108,264
Weighted average remaining contractual life	3.45 years	3.61 years

There were no tax benefits recorded in the statement of earnings during 2010 related to the vesting of non-qualified stock options. As of December 31, 2010, there was $39,057 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 1.46 years.

For the year ended December 31, 2010, the Bank received $70,109 from the exercise of stock options and received no income tax benefits related to the exercise of non-qualified employee stock options and disqualifying dispositions in the exercise of incentive stock options.

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

NOTE 13 — EARNINGS PER SHARE

The Bank’s calculation of earnings per share (“EPS”) including basic EPS, which does not consider the effect of common stock equivalents and diluted EPS, which considers all dilutive common stock equivalents is as follows:

	YEAR ENDED DECEMBER 31, 2010
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net earnings available to common shareholders	$3,785,783	7,689,760	$0.49

Effect of dilutive securities:
Stock options	—	30,864
Warrants	—	—
Total dilutive shares		30,864

Diluted EPS:
Net earnings available to common shareholders plus assumed conversions	$3,785,783	7,720,624	$0.49

Anti-dilutive options to purchase 223,921 shares of common stock in prices ranging from $5.20 to $15.67 were outstanding during 2010. They were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. These options begin to expire in 2015. In addition, warrants issued to the U.S. Treasury related to the Capital Purchase Program of 350,346 with a price of $5.78 were antidilutive and not included in EPS because the warrants’ exercise price was greater than the average market price of the common shares.

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

NOTE 14 — COMMITMENTS AND CONTINGENCIES

The Bank is obligated for rental payments under certain operating lease agreements, some of which contain renewal options and escalation clauses that provide for increased rentals. Total rental expense for the years ended December 31, 2010 and 2009, was $859,176 and $828,893, respectively.

At December 31, 2010, the future minimum commitments under these operating leases are as follows:

Year ending December 31,
2011	$856,508
2012	886,655
2013	874,351
2014	853,882
2015	659,389
Thereafter	2,482,235
$6,613,020

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

Financial instruments at December 31, 2010 whose contract amounts represent credit risk:

Contract
Amount

Undisbursed loan commitments	$47,057,722
Checking reserve	1,182,141
Equity lines	10,276,484
Standby letters of credit	1,427,985
$59,944,332

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

NOTE 15 — FINANCIAL INSTRUMENTS

Fair values of financial instruments — The financial statements include various estimated fair value information as of December 31, 20010 and 2009. Such information, which pertains to the Bank’s financial instruments, does not purport to represent the aggregate net fair value of the Bank. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change. The following methods and assumptions are used by the Bank.

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

The estimated fair values of the Bank’s financial instruments at December 31, 2010 were as follows:

	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents	$68,936,916	$68,936,916
Securities available for sale	53,267,982	53,267,982
Loans	404,194,149	409,387,668
Accrued interest receivable	1,641,862	1,641,862

Financial liabilities:
Deposits	(476,738,850)	(477,261,566)
FHLB advance	(8,000,000)	(8,028,835)
Accrued interest payable	(167,277)	(167,277)

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(599,443)

The estimated fair values of the Bank’s financial instruments at December 31, 2009 were as follows:

	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents	$21,648,548	$21,648,548
Securities available for sale	50,765,314	50,765,314
Loans	425,627,011	434,698,550
Accrued interest receivable	1,734,332	1,734,332

Financial liabilities:
Deposits	(429,210,284)	(429,780,364)
FHLB advance	(32,200,000)	(32,367,049)
Accrued interest payable	(400,169)	(400,169)

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(631,324)

NOTE 16 - FAIR VALUE MEASUREMENTS

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Bank’s quarterly valuation process.

Assets and liabilities measured at fair value on a recurring and non-recurring basis for the years ended December 31, 2010 and 2009 are summarized below:

	Fair Value Measurements at December 31, 2010 Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities
U.S. agencies	$30,190,388	$	$30,190,388	$—
Collateralized mortgage obligations	8,136,780		8,136,780
Municipalities	10,799,499		10,799,499
SBA Pools	1,506,096		1,506,096
Mutual Fund	2,635,219	2,635,219

Assets and liabilities measured on a non-recurring basis:
Impaired Loans	$3,947,203	$—	$—	$3,947,203
Other real estate owned	$778,174	$—	$—	$778,174

	Fair Value Measurements at December 31, 2009 Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities
U.S. agencies	$30,984,718	$	$30,984,718	$—
Collateralized mortgage obligations	2,994,746		2,994,746
Municipalities	13,557,151		13,557,151
SBA Pools	1,579,348		1,579,348
Asset backed securities	82,574		82,574
Mutual Fund	1,566,777	1,566,777

Assets and liabilities measured on a non-recurring basis:
Impaired Loans	$10,372,613	$—	$—	$10,372,613
Other real estate owned	$2,149,514	$—	$—	$2,149,514

Losses recognized from non-recurring fair value adjustments for the years ended December 31, 2010 and 2009 are presented on the following table:

	YEARS ENDED DECEMBER 31,
	2010	2009

Impaired loans	$2,059,247	$2,313,483
Foreclosed assets	95,162	2,290,275
Total loss from non-recurring fair value adjustments	$2,154,409	$4,603,758

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Available-for-sale securities - Investment securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted market prices, if available.  If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions, and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

Impaired loans - ASC Topic 820 applies to loans measured for impairment using the practical expedients permitted by ASC Topic 310, Accounting by Creditors for Impairment of a Loan.  The Bank does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Impaired loans where an allowance is established based on the fair value of collateral less the cost related to liquidation of the collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Bank records the impaired loan as non-recurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Bank records the impaired loan as non-recurring Level 3.

Other Real Estate Owned - Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held-for-sale and are initially recorded at the lower of cost or fair value, less selling costs.  Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses, subsequent to foreclosure.  Appraisals or evaluations are then done periodically thereafter charging any additional write-downs or valuation allowances to the appropriate expense accounts.  Values are derived from appraisals of underlying collateral and discounted cash flow analysis.  OREO is classified within Level 3 of the hierarchy.

NOTE 17 — RELATED PARTY TRANSACTIONS

The Bank, in the normal course of business, makes loans and receives deposits from its directors, officers, principal shareholders, and their associates. In management’s opinion, these transactions are on substantially the same terms as comparable transactions with other customers of the Bank. Loans to directors, officers, shareholders, and affiliates are summarized below:

	YEARS ENDED DECEMBER 31,
	2010	2009

Aggregate amount outstanding, beginning of year	$9,245,717	$9,483,708
New loans or advances during year	2,863,240	798,757
Repayments during year	(4,089,809)	(1,036,748)
Aggregate amount outstanding, end of year	$8,019,148	$9,245,717

Related party deposits totaled $10,270,556 and $6,207,318 at December 31, 2010 and 2009, respectively.

NOTE 18 — PROFIT SHARING PLAN

The profit sharing plan to which both the Bank and eligible employees contribute was established in 1995. Bank contributions are voluntary and at the discretion of the Board of Directors. Contributions were approximately $259,000 and $275,000 for 2010 and 2009, respectively.

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

Future compensation under both plans is earned for services rendered through retirement. The Bank accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the plans. The Bank’s current benefit liability is determined based on vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which average approximately 20 years. At December 31, 2010 and 2009, $1,300,062 and $1,147,125, respectively, has been accrued to date, based on a discounted cash flow using a discount rate of 6%, and is included in other liabilities.

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

The combined cash surrender value of all Bank-owned life insurance policies was $11,098,636 and $10,267,862 at December 31, 2010 and 2009, respectively. The cash surrender value of the life insurance policies is included in other assets (Note 6).

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table on the next page) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2010, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2010, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios at December 31, 2010 and 2009, are presented in the following table.

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Capital ratios for Bank:
As of December 31, 2010
Total capital (to Risk- Weighted Assets)	$68,742,000	14.9%	$36,872,000	>8.0%	$46,090,000	>10.0%
Tier I capital (to Risk- Weighted Assets)	$62,946,000	13.7%	$18,436,000	>4.0%	$27,654,000	>6.0%
Tier I capital (to Average Assets)	$62,946,000	11.5%	$21,864,000	>4.0%	$27,330,000	>5.0%

As of December 31, 2009
Total capital (to Risk- Weighted Assets)	$64,821,000	13.6%	$38,275,000	>8.0%	$47,844,000	>10.0%
Tier I capital (to Risk- Weighted Assets)	$58,817,000	12.3%	$19,137,000	>4.0%	$28,706,000	>6.0%
Tier I capital (to Average Assets)	$58,817,000	11.3%	$20,819,000	>4.0%	$26,024,000	>5.0%

Capital ratios for Bancorp:
As of December 31, 2010
Total capital (to Risk- Weighted Assets)	$68,910,000	15.0%	$36,874,000	>8.0%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$63,114,000	13.7%	$18,437,000	>4.0%	N/A	N/A
Tier I capital (to Average Assets)	$63,114,000	11.6%	$21,865,000	>4.0%	N/A	N/A

As of December 31, 2009
Total capital (to Risk- Weighted Assets)	$65,014,000	13.6%	$38,285,000	>8.0%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$59,009,000	12.3%	$19,142,000	>4.0%	N/A	N/A
Tier I capital (to Average Assets)	$59,009,000	11.3%	$20,824,000	>4.0%	N/A	N/A

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

22.  PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEET

	December 31,	December 31,
	2010	2009
ASSETS

Cash	$144,831	$70,109
Investment in bank subsidiary	64,490,421	60,499,830
Other assets	22,480	122,312

Total Assets	$64,657,732	$60,692,251

LIABILITIES AND SHAREHOLDERS’ EQUITY

Total liabilities	—	—

Shareholders’ equity
Preferred stock, no par value; $1,000 per share liquidation preference, 10,000,000 shares authorized and 13,500 issued and outstanding at December 31, 2010 and December 31, 2009	13,013,945	12,847,297
Common stock, no par value; 50,000,000 shares authorized, 7,702,127 and 7,681,877 shares issued and outstanding at December 31, 2010 and 2009, respectively	24,003,549	23,933,440
Additional paid-in capital	2,080,218	1,997,747
Retained earnings	24,016,466	20,230,683
Accumulated other comprehensive income, net of tax	1,543,554	1,683,084

Total shareholders’ equity	64,657,732	60,692,251

Total liabilities and shareholders’ equity	$64,657,732	$60,692,251

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

22.  PARENT ONLY CONDENSED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENT OF EARNINGS

	Year Ended December 31,
	2010	2009
INCOME
Dividends declared by subsidiary	$675,000	$977,923
Total income	675,000	977,923

EXPENSES
Salary Expense	70,000	—
Legal expense	66,682	76,357
Other operating expenses	25,130	72,525
Total non-interest expense	161,812	148,882

Income before equity in undistributed income of subsidiary	513,188	829,041

Equity in undistributed net income of subsidiary	4,047,651	1,109,415
Income before income tax benefit	4,560,839	1,938,456

Income tax benefit	66,592	61,272

Net Income	$4,627,431	$1,999,728

Preferred Stock dividends and accretion	841,648	841,644

Net income available to common shareholders	$3,785,783	$1,158,084

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

22.  PARENT ONLY CONDENSED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENT OF CASHFLOWS

	YEAR ENDED DECEMBER 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$4,627,431	$1,999,728
Adjustments to reconcile net earnings to net cash from operating activities:
Undistributed net income of subsidiary	(4,047,650)	(1,109,415)
Decrease/(Increase) in other assets	99,832	(61,272)
Net cash from operating activities	679,613	829,041

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	0	(191,541)
Preferred Stock dividends paid	(675,000)	(637,500)
Proceeds from sale of common stock and exercise of stock options	70,109	70,109
Net cash from financing activities	(604,891)	(758,932)

NET DECREASE IN CASH AND CASH EQUIVALENTS	74,722	70,109

CASH AND CASH EQUIVALENTS, beginning of period	70,109	0

CASH AND CASH EQUIVALENTS, end of period	$144,831	$70,109

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$1,976,000	$1,264,000

NON-CASH FINANCING ACTIVITIES:
Accretion of preferred stock	$166,648	$166,648

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger between the Registrant, Interim Oak Valley Bancorp, Inc. and Oak Valley Community Bank*

3.1	Articles of Incorporation of Oak Valley Bancorp, Inc.*

3.2	First Amendment to Articles of Incorporation of Oak Valley Bancorp, Inc.*

3.3	Bylaws of Oak Valley Bancorp, Inc.*

3.4	First Amended and Restated Bylaws of Oak Valley Bancorp, Inc.**

3.5	Certificate of Determination of Series A Preferred Stock of Oak Valley Bancorp, Inc.**

3.6	Letter Agreement between the United States Department of the Treasury and Oak Valley Bancorp dated December 5, 2008**

10.1	Oak Valley Community Bank 1998 Restated Stock Option Plan*

10.2	Oak Valley Community Bank Form of Director Retirement Agreement*

10.3	Oak Valley Community Bank Form of Salary Continuation Agreement*

10.4	Securities Purchase Agreement between Oak Valley Bancorp and the U.S. Treasury effective December 4, 2008**

14	Code of Ethics***

21	Subsidiaries of the Issuer*

23.1	Consent of Independent Registered Accounting Firm

24	Power of Attorney (included on the signature page of this report)

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.01	Certification of Principal Executive Officer pursuant to 31 CFR § 30.15**

99.02	Certification of Principal Financial Officer pursuant to 31 CFR § 30.15**

* Incorporated by reference from the Form 10 filed on July 31, 2008

** Incorporated by reference from the Form 8-A filed on January 14, 2009

*** Incorporated by reference from the Form 10-K filed on March 31, 2009