Form 10-K/A
period 2010-12-31
Oak Valley Bancorp
filed 2011-04-01
CIK 1431567

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the common stock of the Registrant’s held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on December 31, 2010 was approximately $38,851,400.  As of March 22, 2011, there were 7,713,794 shares outstanding shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report of Oak Valley Bancorp (the “Company”) on Form 10-K for the Fiscal Year Ended December 31, 2010 filed on March 28, 2011 (the “Original Filing”) is being filed for the purpose of including the certifications required under the Interim Final Rule (“IFR”) at 31 CFR Part 30, which amend and replace the certifications filed as Exhibit 99.1 and 99.2, respectively, in the Original Filing.

This Amendment No. 1 does not otherwise update information in the Original Filing to reflect facts or events occurring subsequent to the date of the Original Filing.

INDEX TO EXHIBITS

Exhibit Number	Description
99.1	IFR Section 30.15 Certification by Principal Executive Officer
99.2	IFR Section 30.15 Certification by Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAK VALLEY BANCORP

Date: March 31, 2011	By:	/s/ Ronald C. Martin
Ronald C. Martin
Chief Executive Officer
(principal executive officer)

Date: March 31, 2011	By:	/s/ Richard A. McCarty
Richard A. McCarty
Chief Financial Officer
(principal financial officer)