Form 10-Q
period 2011-03-31
Oak Valley Bancorp
filed 2011-05-16
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  7,713,794 shares of common stock outstanding as of April 30, 2011.

Oak Valley Bancorp

March 31, 2011

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Condensed Consolidated Balance Sheets (Unaudited) at March 31, 2011, and December 31, 2010		3

Condensed Consolidated Statements of Income (Unaudited) for the Three Month Periods Ended March 31, 2011 and March 31, 2010		4

Condensed Consolidated Statements of Changes of Shareholders’ Equity (Unaudited) for the Three-Month Period Ended March 31, 2011 and the Year Ended December 31, 2010		5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three-Month Periods Ended March 31, 2011 and March 31, 2010		6

Notes to Consolidated Financial Statements		7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

PART II — OTHER INFORMATION		41

Item 1.	Legal Proceedings	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	[Removed and Reserved]	41
Item 5.	Other Information	41
Item 6.	Exhibits	41

PART I — FINANCIAL STATEMENTS

Item 1. Consolidated Financial Statements (Unaudited)

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

AT MARCH 31, 2011 AND DECEMBER 31, 2010

	March 31,	December 31,
	2011	2010
ASSETS

Cash and due from banks	$40,546,060	$28,091,916
Federal funds sold	28,135,000	40,845,000
Cash and cash equivalents	68,681,060	68,936,916

Securities available for sale	73,672,173	53,267,982
Loans, net of allowance for loan loss of $8,765,026 at March 31, 2011 and $8,254,929 at December 31, 2010	385,763,950	395,206,208
Bank premises and equipment, net	10,026,735	10,173,822
Other real estate owned	559,008	778,174
Interest receivable and other assets	24,066,442	24,033,316

	$562,769,368	$552,396,418

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$485,640,628	$476,738,850
Interest payable and other liabilities	3,349,326	2,999,836
Federal Home Loan Bank advances	8,000,000	8,000,000

Total liabilities	496,989,954	487,738,686

Commitments and contingencies

Shareholders’ equity
Preferred stock, no par value; $1,000 per share liquidation preference, 10,000,000 shares authorized and 13,500 issued and outstanding at March 31, 2011 and December 31, 2010	13,055,606	13,013,945
Common stock, no par value; 50,000,000 shares authorized, 7,713,794 and 7,702,127 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	24,013,443	24,003,549
Additional paid-in capital	2,092,218	2,080,218
Retained earnings	24,971,531	24,016,466
Accumulated other comprehensive income, net of tax	1,646,616	1,543,554

Total shareholders’ equity	65,779,414	64,657,732

	$562,769,368	$552,396,418

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2011 AND MARCH 31, 2010

	THREE MONTHS ENDED MARCH 31,
	2011	2010
INTEREST INCOME
Interest and fees on loans	$5,941,678	$6,438,525
Interest on securities available for sale	694,075	584,275
Interest on federal funds sold	15,218	1,558
Interest on deposits with banks	16,671	4,281
Total interest income	6,667,642	7,028,639

INTEREST EXPENSE
Deposits	440,520	869,406
Federal Home Loan Bank advances	21,674	98,375
Federal funds purchased	—	110
Total interest expense	462,194	967,891

Net interest income	6,205,448	6,060,748
Provision for loan losses	600,000	1,005,000

Net interest income after provision for loan losses	5,605,448	5,055,748

NON-INTEREST INCOME
Service charges on deposits	258,095	255,640
Earnings on cash surrender value of life insurance	128,298	103,986
Mortgage commissions	9,873	19,127
Other	274,975	267,847
Total non-interest income	671,241	646,600

NON-INTEREST EXPENSE
Salaries and employee benefits	2,333,990	2,190,328
Occupancy	656,530	681,508
Data processing fees	258,635	236,533
OREO write downs and expenses	248,778	347,800
Regulatory assessments	198,000	258,000
Other	829,904	731,090
Total non-interest expense	4,525,837	4,445,259

Net income before provision for income taxes	1,750,852	1,257,089

Provision for income taxes	585,376	309,448
NET INCOME	$1,165,476	$947,641

Preferred stock dividends and accretion	210,411	210,411

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$955,065	$737,230

NET INCOME PER COMMON SHARE	$0.12	$0.10

NET INCOME PER DILUTED COMMON SHARE	$0.12	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

FOR THE YEAR ENDED DECEMBER 31, 2010 AND THE THREE-MONTH PERIOD ENDED MARCH 31, 2011

	YEAR ENDED DECEMBER 31, 2010 AND THREE MONTHS ENDED MARCH 31, 2011
								Accumulated
					Additional			Other	Total
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Income	Equity

Balances, January 1, 2010	7,681,877	$23,933,440	13,500	$12,847,297	$1,997,747	$20,230,683		$1,683,084	$60,692,251

Stock options exercised	20,250	$70,109							$70,109
Preferred stock accretion				$166,648		$(166,648)			0
Preferred stock dividend payments						(675,000)			(675,000)
Stock based compensation					82,471				82,471
Comprehensive income:
Net changes in unrealized gain on available-for-sale securities (net of income tax benefit of $17,015)							(24,334)	(24,334)	(24,334)
Reclassification of realized gains (net of income tax benefit of $80,549)							(115,196)	(115,196)	(115,196)
Net income						4,627,431	4,627,431		4,627,431
Comprehensive income							$4,487,901
Balances, December 31, 2010	7,702,127	$24,003,549	13,500	$13,013,945	$2,080,218	$24,016,466		$1,543,554	$64,657,732

Stock options exercised	3,037	$9,894							$9,894
Restricted stock issued	8,630
Preferred stock accretion				$41,661		$(41,661)
Preferred stock dividend payments						(168,750)			(168,750)
Stock based compensation					12,000				12,000
Comprehensive income:
Net changes in unrealized gain on available-for-sale securities (net of income tax of $82,716)							118,295	118,295	118,295
Reclassification of realized gains (net of income tax benefit of $10,651)							(15,233)	(15,233)	(15,233)
Net income						1,165,476	1,165,476		1,165,476
Comprehensive income							$1,268,538
Balances, March 31, 2011	7,713,794	$24,013,443	13,500	$13,055,606	$2,092,218	$24,971,531		$1,646,616	$65,779,414

The accompanying notes are an integral part of these consolidated financial statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2011 AND MARCH 31, 2010

	THREE MONTHS ENDED MARCH 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,165,476	$947,641
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for loan losses	600,000	1,005,000
Depreciation	225,471	239,300
Amortization and accretion, net	532	(2,410)
Stock based compensation	12,000	21,670
OREO write downs and losses on sale	219,166	211,996
Gain on called available for sale securities	(25,884)	(55,838)
Increase in BOLI cash surrender value	(128,298)	(103,986)
Increase in interest payable and other liabilities	349,490	328,498
Increase in interest receivable	(84,647)	(16,173)
Decrease (increase) in other assets	107,756	(31,644)
Net cash from operating activities	2,441,062	2,544,054

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(22,085,657)	(3,022,258)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	1,881,943	2,702,998
Net decrease in loans	8,842,258	12,758,640
Proceeds from sale of OREO	0	9,816
Net purchases of premises and equipment	(78,384)	(525,965)
Net cash (used in) from investing activities	(11,439,840)	11,923,231

CASH FLOWS FROM FINANCING ACTIVITIES:
FHLB advanced funds	0	480,000
FHLB payments	0	(480,000)
Federal funds advances	0	100,000
Federal funds payments	0	(8,000,000)
Preferred stock dividend payment	(168,750)	(168,750)
Net increase in demand deposits and savings accounts	16,102,250	5,888,075
Net decrease in time deposits	(7,200,472)	(3,474,262)
Proceeds from sale of common stock and exercise of stock options	9,894	0
Net cash from (used in) financing activities	8,742,922	(5,654,937)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(255,856)	8,812,348

CASH AND CASH EQUIVALENTS, beginning of period	68,936,916	21,648,548

CASH AND CASH EQUIVALENTS, end of period	$68,681,060	$30,460,896

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$477,548	$1,071,830
Income taxes	$221,119	$451,000

NON-CASH INVESTING ACTIVITIES:
Real estate acquired through foreclosure	$0	$528,699
Change in unrealized gain (loss) on available-for-sale securities	$175,125	$(151,603)

NON-CASH FINANCING ACTIVITIES:
Accretion of preferred stock	$41,662	$41,661

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

The interim consolidated financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results of a full year’s operations.  For further information, refer to the audited financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2010.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring (“TDR”), both for purposes of recording an impairment loss and for disclosure of a TDR. In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to ASU Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. ASU No. 2011-02 is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.

NOTE 3 — SECURITIES

The amortized cost and estimated fair values of debt securities as of March 31, 2011 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Available-for-sale securities:
U.S. agencies	$46,336,402	1,707,505	$(40,939)	$48,002,968
Collateralized mortgage obligations	7,577,681	230,469	—	7,808,150
Municipalities	12,797,714	926,646	—	13,724,360
SBA Pools	1,499,226	—	(5,814)	1,493,412
Mutual Fund	2,662,690	—	(19,407)	2,643,283
	$70,873,713	$2,864,620	$(66,160)	$73,672,173

The following tables detail the gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011.

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. agencies	$5,605,519	$(40,939)	$—	—	$5,605,519	$(40,939)
Collateralized mortgage obligations	—	—	—	—	—	—
Municipalities	—	—	—	—	—	—
SBA Pools	—	—	1,487,780	(5,814)	1,487,780	(5,814)
Mutual Fund	980,592	(19,407)	—	—	980,592	(19,407)
Total temporarily impaired securities	$6,586,111	$(60,346)	$1,487,780	$(5,814)	$8,073,891	$(66,160)

At March 31, 2011, a total of two SBA pools make up the total amount of securities in an unrealized loss position for greater than 12 months.  Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary.  Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due solely to interest rate changes and the Bank does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities at March 31, 2011, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$6,738,755	$6,746,022
Due after one year through five years	11,575,524	12,550,979
Due after five years through ten years	15,503,511	16,157,909
Due after ten years	37,055,923	38,217,263
	$70,873,713	$73,672,173

The amortized cost and estimated fair values of debt securities as of December 31, 2010, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. agencies	$28,678,709	1,566,549	$(54,870)	$30,190,388
Collateralized mortgage obligations	7,946,854	189,926	—	8,136,780
Municipalities	9,870,381	931,375	(2,257)	10,799,499
SBA Pools	1,517,332	—	(11,236)	1,506,096
Mutual Fund	2,631,371	14,063	(10,215)	2,635,219
	$50,644,647	$2,701,913	$(78,578)	$53,267,982

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

The Company recognized a gain of $25,884 for the three month period ended March 31, 2011, on certain available-for-sale securities that were partially called, which compares to $55,838 in the same period of 2010.  There were no sales of available-for-sale securities during the first three months of 2011 and 2010.

Securities carried at $48,362,183 and $46,405,847 at March 31, 2011 and December 31, 2010, respectively, were pledged to secure deposits of public funds.

NOTE 4 — LOANS

The Bank’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. Approximately 83% of the Bank’s loans are commercial real estate loans which includes construction loans. Approximately 7% of the Bank’s loans are for general commercial uses including professional, retail, and small business. Additionally, 7% of the Bank’s loans are for residential real estate and other consumer loans. The remaining 3% are agriculture loans.

Loan totals were as follows:

	March 31, 2011	December 31, 2010
Loans
Commercial real estate:
Commercial real estate- construction	$11,009,926	$13,669,527
Commercial real estate- mortgages	280,633,689	289,208,721
Land	19,537,992	18,975,637
Farmland	17,118,792	14,876,426
Commercial and industrial	28,646,662	30,755,651
Consumer	1,709,806	1,242,300
Consumer residential	26,524,138	21,843,935
Agriculture	10,061,988	13,621,952
Total loans	395,242,993	404,194,149

Less:
Deferred loan fees and costs, net	(714,017)	(733,012)
Allowance for loan losses	(8,765,026)	(8,254,929)
Net loans	$385,763,950	$395,206,208

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Bank’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Bank’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Bank avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Bank also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2011, approximately 37.6% of the outstanding principal balance of the Bank’s commercial real estate loans were secured by owner-occupied properties.

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

Year-end non-accrual loans, segregated by class of loans, were as follows:

	March 31, 2011	December 31, 2010
Loans
Commercial real estate:
Commercial real estate- construction	$2,476,284	$3,252,081
Commercial real estate- mortgages	4,181,308	4,190,665
Land	3,787,472	3,810,473
Farmland	0	0
Commercial and industrial	217,822	221,723
Consumer	0	0
Consumer residential	0	0
Agriculture	0	0
Total non-accrual loans	$10,662,886	$11,474,942

Had non-accrual loans performed in accordance with their original contract terms, the Bank would have recognized additional interest income of approximately $181,000 and $163,000 in three month periods ended March 31, 2011 and 2010, respectively.

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of March 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Greater Than 90 Days Past Due and Still Accruing
March 31, 2011
Commercial real estate:
Commercial R.E. - construction	$0	$0	$2,476,285	$2,476,285	$8,533,641	$0
Commercial R.E. - mortgages	3,162,836	0	4,345,620	7,508,456	273,125,233	164,312
Land	580,710	0	2,485,032	3,065,742	16,472,250	0
Farmland	0	0	0	0	17,118,792	0
Commercial and industrial	69,372	0	0	69,372	28,577,290	0
Consumer	0	0	0	0	1,709,806	0
Consumer residential	0	0	0	0	26,524,138	0
Agriculture	0	0	0	0	10,061,988	0
Total	$3,812,918	$0	$9,306,937	$13,119,855	$382,123,138	$164,312

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Greater Than 90 Days Past Due and Still Accruing
December 31, 2010
Commercial real estate:
Commercial R.E. - construction	$0	$0	$2,663,126	$2,663,126	$11,006,401	$0
Commercial R.E. - mortgages	1,473,940	2,865,492	1,325,173	5,664,605	283,544,116	0
Land	0	0	3,810,473	3,810,473	15,165,164	0
Farmland	0	0	0	0	14,876,426	0
Commercial and industrial	0	0	0	0	30,755,651	0
Consumer	0	0	0	0	1,242,300	0
Consumer residential	0	0	0	0	21,843,935	0
Agriculture	0	0	0	0	13,621,952	0
Total	$1,473,940	$2,865,492	$7,798,772	$12,138,204	$392,055,945	$0

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

Impaired loans as of March 31, 2011 and December 31, 2010 are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
March 31, 2011
Commercial real estate:
Commercial R.E. - construction	$2,628,587	$0	$2,476,284	$2,476,284	$296,126	$2,600,846
Commercial R.E. - mortgages	4,469,681	1,315,816	2,865,492	4,181,308	402,767	4,775,569
Land	7,707,585	721,731	3,065,741	3,787,472	562,353	3,795,807
Farmland	0	0	0	0	0	0
Commercial and industrial	219,023	217,822	0	217,822	0	219,123
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Total	$15,024,876	$2,255,369	$8,407,517	$10,662,886	$1,261,246	$11,391,345

December 31, 2010
Commercial real estate:
Commercial R.E. - construction	$3,405,167	$1,427,776	$1,824,305	$3,252,081	$179,725	$4,430,245
Commercial R.E. - mortgages	4,469,681	4,190,665	0	4,190,665	0	1,900,081
Land	7,710,271	739,732	3,070,741	3,810,473	768,118	4,231,514
Farmland	0	0	0	0	0	0
Commercial and industrial	222,023	221,723	0	221,723	0	207,384
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	2,417
Agriculture	0	0	0	0	0	0
Total	$15,807,142	$6,579,896	$4,895,046	$11,474,942	$947,843	$10,771,641

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

6 Substandard Loan

7 Doubtful Loan

8 Loss

1. Exceptional Loan - Loans with A+ credits that contain very little, if any, risk. To qualify for this rating, the following characteristics must be present:

-A high level of liquidity and whose debt-servicing capacity exceeds expected obligations by a substantial margin.

-Where leverage is below average for the industry and earnings are consistent or growing without severe vulnerability to economic cycles.

-Also included in this rating (but not mandatory unless one or more of the preceding characteristics are missing) are loans that are fully secured and properly margined by our own time instruments or U.S. blue chip securities. To be properly margined cash collateral must be equal to, or greater than, 110% of the loan amount.

2. Quality Loan - Loans with excellent sources of repayment that conform in all respects to bank policy and regulatory requirements. These are also loans for which little repayment risk has been identified. No credit or collateral exceptions. Other factors include:

-Unquestionable debt-servicing capacity to cover all obligations in the ordinary course of business from well-defined primary and secondary sources.

-Consistent strong earnings.

-A solid equity base.

3A. Better than Acceptable Loan - In the interest of better delineating the loan portfolio’s true credit risk for reserve allocation, further granularity has been sought by splitting the grade 3 category into three classifications. The distinction between the three are bank-defined guidelines and represent a further refinement of the regulatory definition of a pass, or grade 3 loan. Grade 3A is the stronger third of the pass category, but is not strong enough to be a grade 2 and is characterized by:

-Strong earnings with no loss in last three years and ample cash flow to service all debt well above policy guidelines.

-Long term experienced management with depth and defined management succession.

-The loan has no exceptions to policy.

-Loan-to-value on real estate secured transactions is 10% to 20% less than policy guidelines.

-Very liquid balance sheet that may have cash available to pay off our loan completely.

-Little to no debt on balance sheet.

3B. Acceptable Loan - 3B loans are simply defined as all loans that are less qualified than 3A loans and are stronger than 3C loans. These loans are characterized by acceptable sources of repayment that conform to bank policy and regulatory requirements. Repayment risks are acceptable for these loans. Credit or collateral exceptions are minimal, are in the process of correction, and do not represent repayment risk. These loans:

-Are those where the borrower has average financial strengths, a history of profitable operations and experienced management.

-Are those where the borrower can be expected to handle normal credit needs in a satisfactory manner.

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

5 Other Loans Especially Mentioned (OLEM) - A special mention extension of credit is defined as having potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date result in the deterioration of the repayment prospects for the credit or the institution’s credit position. Extensions of credit that might be detailed in this category include the following:

-The lending officer may be unable to properly supervise the credit because of an inadequate loan or credit agreement.

-Questions exist regarding the condition of and/or control over collateral.

-Economic or market conditions may unfavorably affect the obligor in the future.

-A declining trend in the obligor’s operations or an imbalanced position in the balance sheet exists, but not to the point that repayment is jeopardized.

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

The following table presents weighted average risk grades of our loan portfolio:

	March 31, 2011	December 31, 2010
	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.67	4.83
Commercial real estate - mortgages	3.33	3.27
Land	5.30	5.37
Farmland	3.39	3.45
Commercial and industrial	3.19	3.28
Consumer	2.79	2.77
Consumer residential	3.04	3.01
Agriculture	3.26	3.20
Total gross loans	3.41	3.42

The following table presents risk grade totals by class of loans.  Risk grades 1 through 4 have been aggregated in the “Pass” line.  Classified loans include loans in risk grades 5, 6, and 7.

Dollars in thousands	Commercial R.E. Construction	Commercial R.E. Mortgages	Land	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

March 31, 2011
Pass	$8,533,641	$252,503,464	$4,683,417	$14,498,996	$27,062,342	$1,692,453	$26,125,958	$9,109,028	$344,209,299
Special mention	—	14,732,241	—	1,184,252	102,688	—	—	263,461	16,282,642
Substandard	2,476,285	13,397,984	14,854,575	1,435,544	1,481,632	17,353	398,180	689,499	34,751,052
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$11,009,926	$280,633,689	$19,537,992	$17,118,792	$28,646,662	$1,709,806	$26,524,138	$10,061,988	$395,242,993

December 31, 2010
Pass	$10,417,446	$265,361,186	$4,076,121	$12,225,807	$28,295,716	$1,225,072	$21,723,935	$12,593,405	$355,918,688
Special mention	—	10,352,335	—	1,190,402	1,573,044	—	—	278,548	13,394,329
Substandard	3,252,081	13,495,200	14,899,516	1,460,217	886,891	17,228	120,000	749,999	34,881,132
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$13,669,527	$289,208,721	$18,975,637	$14,876,426	$30,755,651	$1,242,300	$21,843,935	$13,621,952	$404,194,149

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

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2011 and year ended December 31, 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses

For the Three Months Ended March 31, 2011 and Year Ended December 31, 2010

	Commercial	Commercial		Consumer
	Real Estate	and industrial	Consumer	Residential	Agriculture		Unallocated		Total
March 31, 2011
Allowance for loan losses:

Beginning balance	$6,577,011	$686,303	$61,115	$375,349		$152,526		$402,625	$8,254,929
Charge-offs	(55,039)	(35,000)	(1,865)						(91,904)
Recoveries			1,983	18					2,001
Provision	715,927	42,776	(9,591)	(100,508)	(26,303)		(22,301)		600,000
Ending balance	$7,237,899	$694,079	$51,642	$274,859		$126,223		$380,324	$8,765,026

Allowance for loan losses for loans:
Individually evaluated for impairment	$1,261,246	$	$	$	$		$		$1,261,246
Collectively evaluated for impairment	5,976,653	694,079	51,642	274,859	126,223		380,324		7,503,780
	$7,237,899	$694,079	$51,642	$274,859		$126,223		$380,324	$8,765,026

Ending balances of loans:
Individually evaluated for impairment	$10,445,064	$217,822	$	$	$		$		$10,662,886
Collectively evaluated for impairment	$317,855,335	$28,428,840	$1,709,806	$26,524,138		$10,061,988	$		$384,580,107
	$328,300,399	$28,646,662	$1,709,806	$26,524,138		$10,061,988		$0	$395,242,993

December 31, 2010
Allowance for loan losses:

Beginning balance	$5,844,793	$648,523	$43,822	$201,741		$142,009		$139,334	$7,020,222
Charge-offs	(2,695,836)	(52,382)	(569)	(43,399)					(2,792,186)
Recoveries		1,638	5,203	52					6,893
Provision	3,428,054	88,524	12,659	216,955	10,517		263,291		4,020,000
Ending balance	$6,577,011	$686,303	$61,115	$375,349		$152,526		$402,625	$8,254,929

Allowance for loan losses for loans:
Individually evaluated for impairment	$947,843	$	$	$	$		$		$947,843
Collectively evaluated for impairment	$5,629,168	$686,303	$61,115	$375,349		$152,526		$402,625	$7,307,086
	$6,577,011	$686,303	$61,115	$375,349		$152,526		$402,625	$8,254,929

Ending balances of loans:
Individually evaluated for impairment	$11,253,219	$221,723	$	$	$				$11,474,942
Collectively evaluated for impairment	$325,477,092	$30,533,928	$1,242,300	$21,843,935		$13,621,952			$392,719,207
	$336,730,311	$30,755,651	$1,242,300	$21,843,935		$13,621,952		$0	$404,194,149

Changes in the allowance off-balance-sheet commitments were as follows:

	THREE MONTHS ENDED MARCH 31,
	2011	2010
Balance, beginning of year	$157,001	171,900
Provision Charged to Operations for Off Balance Sheet	(36,231)	(18,030)
Balance, end of year	$120,770	$153,870

The method for calculating the allowance for off-balance-sheet loan commitments is based on an allowance percentage which is less than other outstanding loan types because they are at a lower risk level.  This allowance percentage, based on many factors including historical losses and existing economic conditions, is evaluated by management periodically and is applied to the total undisbursed loan commitment balance to calculate the allowance for off-balance-sheet commitments.

At March 31, 2011 and December 31, 2010, loans carried at $322,207,330 and $331,288,636, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 5 — OTHER REAL ESTATE OWNED

As of March 31, 2011, the Bank owned three properties with balances of $559,008 that were classified as other real estate owned, as compared to three properties with outstanding balances of $778,174 as of December 31, 2010.  Each of these properties was acquired through loan foreclosure.

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

Future compensation under both plans is earned for services rendered through retirement. The Bank accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the plans. The Bank’s current benefit liability is determined based on vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which average approximately 20 years.  The salary continuation liability as of March 31, 2011 and December 31, 2010 was $1,364,228 and $1,300,062, respectively, and is reported in interest payable and other liabilities in the consolidated balance sheet.

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

The combined cash surrender value of all Bank-owned life insurance policies recorded in other assets on the consolidated balance sheet was $11,226,934 and $11,098,636 at March 31, 2011 and December 31, 2010, respectively.

NOTE 7 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The financial statements include various estimated fair value information as of March 31, 2011 and December 31, 2010. Such information, which pertains to the Bank’s financial instruments, does not purport to represent the aggregate net fair value of the Bank. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change. The following methods and assumptions are used by the Bank.

Cash and cash equivalents — The carrying amounts of cash and cash equivalents approximate their fair value.

Securities (including mortgage-backed securities) — Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans receivable — The fair values for variable rate loans and all other loans (e.g., real estate construction and mortgage, commercial, and installment loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  The allowance for loan losses is considered to be a reasonable estimate of loan discount for credit quality concerns.

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

Interest payable and receivable — The carrying amounts of interest payable and receivable approximate their fair value.

Off-balance-sheet instruments — Fair values for the Bank’s off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the credit standing of the counterparties.

The estimated fair values of the Bank’s financial instruments at March 31, 2011 are as follows:

		Estimated
	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents	$68,681,060	$68,681,060
Securities available for sale	73,672,173	73,672,173
Loans, net	385,763,950	391,769,157
Interest receivable	1,726,509	1,726,509

Financial liabilities:
Deposits	(485,640,628)	(486,148,512)
FHLB advance	(8,000,000)	(8,032,332)
Interest payable	(151,923)	(151,923)

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(454,450)

The estimated fair values of the Bank’s financial instruments at December 31, 2010 are as follows:

	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents	$68,936,916	$68,936,916
Securities available for sale	53,267,982	53,267,982
Loans, net	395,206,208	400,399,726
Interest receivable	1,641,862	1,641,862

Financial liabilities:
Deposits	(476,738,850)	(477,261,566)
FHLB advance	(8,000,000)	(8,028,835)
Interest payable	(167,277)	(167,277)

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(599,443)

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2011
	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$48,002,968	$—		$48,002,968		$—
Collateralized mortgage obligations	$7,808,150	$—		$7,808,150		$—
Municipalities	$13,724,360	$—		$13,724,360		$—
SBA Pools	$1,493,412	$—		$1,493,412		$—
Mutual Fund	$2,643,283	$2,643,283	$		$

Assets and liabilities measured on a non-recurring basis:
Impaired loans	$7,146,271	$—		$—		$7,146,271
Other real estate owned	$559,008	$—		$—		$559,008

	Fair Value Measurements at December 31, 2010
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities
U.S. agencies	$30,190,388	$—	$30,190,388	$—
Collateralized mortgage obligations	8,136,780	—	8,136,780	—
Municipalities	10,799,499	—	10,799,499	—
SBA Pools	1,506,096	—	1,506,096	—
Mutual Fund	2,635,219	2,635,219

Assets and liabilities measured on a non-recurring basis:
Impaired Loans	$3,947,203	$—	$—	$3,947,203
Other real estate owned	$778,174	$—	$—	$778,174

Losses recognized from non-recurring fair value adjustments for the three month period ended March 31, 2011 and 2010 are presented on the following table:

	THREE MONTHS ENDED MARCH 31,
	2011	2010

Impaired loans	$90,039	$1,081,758
Other real estate owned	219,166	216,092
Total loss from non-recurring fair value adjustments	$309,205	$1,297,850

The fair value of securities available for sale equals quoted market price, if available.  If quoted market prices are not available, fair value is determined using quoted market prices for similar securities.  Changes in fair market value are recorded in other comprehensive income net of tax.

The fair value measurement applies to impaired loans, which includes impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.  At March 31, 2011, impaired loans that had a specific loan loss reserve had a principal balance of $8,407,517 with a valuation allowance of $1,261,246.  Upon being classified as impaired, either a charge off or a specific reserve or both may be taken to reduce the balance of each loan to an estimate of the collateral fair market value less cost to dispose. This estimate was a level 3 valuation.  There was no direct impact on the statement of income.  The charge-offs were recorded as a debit to the allowance for loan losses.

Fair value of other real estate owned is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the property.  Total fair market value at March 31, 2011 was $559,008 which was a level 3 valuation.  There is a direct impact to the statement of income as any market value write downs are charged directly to operating expenses.  The Bank is required by internal bank policies to order real estate appraisals on OREO properties every six months.  In addition, management evaluates the book values on a quarterly basis for reasonableness and makes fair value adjustments as necessary.

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

	THREE MONTHS ENDED
	MARCH 31,
In thousands (except share and per share amounts)	2011	2010
BASIC EARNINGS PER SHARE

Net income available to common shareholders	$955,065	$737,230
Weighted average shares outstanding	7,711,401	7,681,877
Net income per common share	$0.12	$0.10

DILUTED EARNINGS PER SHARE

Net income available to common shareholders	$955,065	$737,230
Weighted average shares outstanding	7,711,401	7,681,877
Effect of dilutive stock options	19,679	23,611
Effect of dilutive warrants	11,150	—
Weighted average shares of common stock and common stock equivalents	7,742,230	7,705,488
Net income per diluted common share	$0.12	$0.10

During the three month period ended March 31, 2011, anti-dilutive weighted average options to purchase 219,625 shares of common stock, were outstanding with prices ranging from $7.05 to $15.67.  Anti-dilutive weighted average stock options of 240,187 were outstanding during the same three month period of 2010, with prices ranging from $4.58 to $15.67.  These options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.  These options begin to expire in 2013.  Weighted average warrants of 350,346 issued to the U.S. Treasury Capital Purchase Program were dilutive for the three month period of 2011, as the exercise price of $5.78 was less than the average market price of common shares.  These warrants were anti-dilutive for the three month period of 2010, as the exercise price was more than the average market price of common shares.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion explains the significant factors affecting our operations and financial position for the periods presented. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear or that are referenced to elsewhere in this report, and with the audited consolidated financial statements and accompanying notes included in our 2010 Annual Report on Form 10-K, as amended.  Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Critical Accounting Estimates

Management has determined the following five accounting policies to be critical:

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

Stock-Based Compensation

The Company recognizes in the statement of income the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period).  The Bank uses the straight-line recognition of expenses for awards with graded vesting.  The Bank utilizes a binomial pricing model for all grants.  Expected volatility is based on the historical volatility of the price of the Bank’s stock for the period equal to the contractual stock option term. The Bank uses historical data to estimate option exercise and stock option forfeiture rates within the valuation model. The expected term of options granted for the binomial model is derived from applying a historical suboptimal exercise factor to the contractual term of the grant. For binomial pricing, the risk-free rate for periods is equal to the U.S. Treasury yield at the time of grant and commensurate with the contractual term of the grant.

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

The Bank offers a complement of business checking and savings accounts for its business customers.  The Bank also offers commercial and real estate loans, as well as lines of credit.  Real estate loans are generally of a short-term nature for both residential and commercial purposes.  Longer-term real estate loans are generally made with adjustable interest rates and contain normal provisions for acceleration.  In addition, the Bank offers traditional residential mortgages through a third party.

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

Management believes the following were important factors in the Company’s performance during the three month period ended March 31, 2011:

•                  Thanks to our deep roots in the communities that we serve, our focus on customer care and our selectivity in lending, during the first three months of 2011, our performance has been better than most institutions of our size that compete in our market.  Despite the severity of the recession affecting our primary market areas, we have been able to increase our core deposits to $445.8 million and have posted net income available to common shareholders of $0.12 per diluted share for the three month period of 2011.

•                        While recently published economic data indicate that the current downturn may be easing, it is not clear when or at what speed the recession will end. To the extent that the recession continues, it will affect the market areas that we serve and our results accordingly.

•                      The Company recognized net income available to common shareholders of $955,000 for the three month period ended March 31, 2011, as compared to $737,000 for the same period in 2010.  The Company recognized net income before preferred stock dividends and accretion of $1,165,000, for the first quarter of 2011.  The factors contributing to these results will be discussed below.

•                  The Company recognized $210,000 in the first quarter of 2011 and 2010 associated with the accrual for preferred stock dividends and accretion of the preferred stock discount in connection with the 13,500 shares of Series A Preferred Stock that the U.S. Treasury purchased from the Company in December 2008 under the TARP Program. So long as such preferred stock remains outstanding, it will pay quarterly cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year.

•                The Company has taken significant steps to reduce the risk of loan losses.  In the three month period ended March 31, 2011, the provision for loan loss was $600,000, which was a decrease of $405,000 compared to the same period in 2010.  The decrease was mainly due to management’s assessment of the appropriate level for the allowance for loan losses and a decrease in the level of non-accrual loans. The Company continues to monitor its loan portfolio with the objective of avoiding defaults or write-downs.  Despite these actions, the possibility of additional losses cannot be eliminated, but the Board of Directors and all employees continue to work hard to make the best of these continuing challenging conditions.

•                      Net interest income increased $145,000 or 2.4% for the three month period ended March 31, 2011, compared to the same period in 2010.  This increase was primarily due to the increase in average earning assets of $39.5 million, for the three month period ended March 31, 2011, as compared to the same period of 2010.

•                      Non-interest income increased by $25,000 or 3.8% for the first quarter of 2011 as compared to the same period in 2010.  The increase was primarily due to an increase in earnings on cash surrender value of life insurance, which was partially offset by a decrease in mortgage commissions as described below.

•                      Non-interest expense increased by $81,000 or 1.8% for the three month period ended March 31, 2011, as compared to the same period in 2010.  The primary reason for the increase was an increase in salaries and benefits, which was offset in part by the reduction in the write downs of OREO property values as described below.

•                      Total assets increased $10.4 million or 1.9% from December 31, 2010.  Total net loans decreased by $9.4 million or 2.4% and investment securities increased by $20.4 million or 38.3% from December 31, 2010 to March 31, 2011, while deposits increased by $8.9 million or 1.9% for the same period.

Income Summary

For the three month period ended March 31, 2011, the Company recorded net income available to common shareholders of $955,000, an increase of $218,000 for the quarter, as compared to $737,000 for the same period in 2010.  Return on average assets (annualized) was

0.85% for the first quarter of 2011, as compared with 0.75% for the same period in 2010.  Annualized return on average common equity was 7.48% for the first quarter of 2011, as compared to 6.22% for the same period of 2010.

Net income before provisions for income taxes and preferred stock dividends and accretion was up $494,000 for the first quarter of 2011 from the comparable 2010 period.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

Effect on Pre-Tax
Income
Increase (Decrease)
(In thousands)	Three Months
Change from 2010 to 2011 in:
Net interest income	$145
Provision for loan losses	405
Non-interest income	25
Non-interest expense	(81)
Change in income before income taxes	$494

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Bank’s operating income.  For the three month period ended March 31, 2011, net interest income was $6.21 million, which represented an increase of $145,000 or 2.4%, from the comparable period in 2010.

The net interest margin (net interest income as a percentage of average interest earning assets) was 4.92% for the three month period ended March 31, 2011, a decrease of 30 basis points, as compared to 5.22% for the same period in 2010.  The decrease in the net interest margin in the first quarter of 2011 was primarily attributable to the increased average cash and cash equivalent balances of $46.1 million which are earning 0.23% and thus driving down the overall yield on earning assets.

Offsetting these low yielding cash balances, is the impact that the historically low market interest rate environment had on our liability sensitive balance sheet which caused interest-bearing liabilities to decrease faster than the yields on loans.  The total cost of funds decreased 54 basis points in the first quarter of 2011, compared to 2010 due to a shift from high cost CDs and FHLB borrowed funds into demand deposit and money market accounts.  In addition, average non-interest-bearing demand deposit balances increased by $26.4 million for the three month period of 2011, as compared to the same period of 2010.  Compared to cost of funds, the decrease in our loan yield was not as significant at only 17 basis points for the three month period of 2011, compared to the same period of 2010.  The yield on loans remained relatively flat at 6.07% for the first quarter 2011 versus 6.24% in the first quarter of 2010, partly as a result of the significant portion of our loans that are at their contractual rate floors.

The following tables shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three month period ended March 31, 2011 and 2010:

Net Interest Analysis

(Dollars in thousands)

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
	Average Balance	Interest Income / Expense	Avg Rate/ Yield	Average Balance	Interest Income / Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$397,337	$5,944	6.07%	$419,029	$6,452	6.24%
Investment securities (2)	62,203	759	4.95%	47,055	651	5.61%
Federal funds sold	26,466	15	0.23%	2,936	2	0.22%
Interest-earning deposits	30,609	17	0.23%	8,066	4	0.22%
Total interest-earning assets	516,615	6,735	5.29%	477,086	7,109	6.04%
Total noninterest earning assets	37,519			38,237
Total Assets	554,134			515,323
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	232,790	211	0.37%	208,710	453	0.88%
NOW deposits	63,351	35	0.22%	57,817	48	0.34%
Savings deposits	18,380	19	0.42%	14,429	16	0.46%
Time certificates of deposit $100,000 or more	33,687	104	1.25%	30,247	172	2.30%
Other time deposits	36,332	71	0.79%	48,528	181	1.51%
Other borrowings	8,000	22	1.12%	24,599	98	1.62%
Total interest-bearing liabilities	392,540	462	0.48%	384,330	968	1.02%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	93,101			66,706
Other liabilities	3,225			2,734
Total noninterest-bearing liabilities	96,326			69,440
Shareholders’ equity	65,268			61,553
Total liabilities and shareholders’ equity	$554,134			$515,323
Net interest income		$6,273			$6,141
Net interest spread (3)			4.81%			5.02%
Net interest margin (4)			4.92%			5.22%

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

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three month period ended March 31, 2011 and 2010.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

(In thousands)

	For the Three Months Ended March 31
	2011 vs 2010
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1)	$(334)	$(174)	$(508)
Investment securities	210	(102)	108
Federal funds sold	12	1	13
Interest-earning deposits	12	1	13
Total interest income	$(100)	$(274)	$(374)

Interest expense:
Money market deposits	52	(294)	(242)
NOW deposits	5	(18)	(13)
Savings deposits	4	(1)	3
Time CD $100K or more	20	(88)	(68)
Other time deposits	(45)	(65)	(110)
Other borrowings	(66)	(10)	(76)
Total interest expense	$(30)	$(476)	$(506)

Change in net interest income	$(70)	$202	$132

(1)  Loan fees have been included in the calculation of interest income.

The table above reflects the market interest rate decline has impacted liabilities more than assets as indicated by the increase of $202,000 in net interest income due to the rate change for the three month period of 2011.  The decreased loan volume and the overall change in mix of balances resulted in a decrease of $70,000 to net interest income over the same period.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three month period ended March 31, 2011, non-interest income was $671,000, an increase of $25,000 or 3.8%, compared to the same period in 2010.

The following tables show the major components of non-interest income:

	For the Three Months Ended March 31,
	2011	2010	$ change	% change
Service charges on deposits	$258,095	$255,640	$2,455	1.0%
Earnings on cash surrender value of life insurance	128,298	103,986	24,312	23.4%
Mortgage commissions	9,873	19,127	(9,254)	(48.4)%
Other income	274,975	267,847	7,128	2.7%
Total non-interest income	$671,241	$646,600	$24,641	3.8%

The increase to total non-interest income for the quarter is due primarily to an increase in earnings on cash surrender value of life insurance of $24,000 or 23.4%, an increase in bank debit card fees of $30,000 or 38.9% and an increase of $2,000 or 1.0% in service charges on deposits as compared to the first quarter of 2010.  Offsetting these increases was a decrease from the gain on called securities of $30,000 or 53.6% and a decrease of $9,000 or 48.4% in mortgage commissions compared to the first quarter of 2010.  Gain on called securities and bank debit card fees are all included in the “other income” line item in the above table.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

	For the Three Months Ended March 31,
	2011	2010	$ change	% change
Salaries and employee benefits	$2,333,990	$2,190,328	$143,662	6.6%
Occupancy expenses	656,530	681,508	(24,978)	(3.7)%
Data processing fees	258,635	236,533	22,102	9.3%
OREO write downs and expenses	248,778	347,800	(99,022)	(28.5)%
Regulatory assessments	198,000	258,000	(60,000)	(23.3)%
Other	829,904	731,090	98,814	13.5%
Total non-interest expense	$4,525,837	$4,445,259	$80,578	1.8%

Non-interest expenses increased by $81,000 or 1.8% for the three months ended March 31, 2011, as compared to the same period of 2010.  Salaries and employee benefits increased $144,000 for the three months ended March 31, 2011, as compared to the same period of 2010 primarily as a result of hiring new positions to support the growth of our branch operations and additional bonus accruals corresponding to the Company’s performance metrics.  Data processing fees increased by $22,000 for the three month period of 2011 as a result of an increased number of transaction accounts.

Other operating expenses increased by $99,000 primarily as a result of impaired loan expenses of $73,000 in the first three months of 2011.  These expenses were incurred as a result of an agreement with a borrower to fund overhead costs on an impaired residential development loan.  No impaired loan expenses were recorded in the first three months of 2010.

OREO fair market value write downs and expenses were $249,000 in the first quarter of 2011, compared to $348,000 for the comparable period of 2010.  These expenses resulted from various overhead costs of $30,000 and $136,000 and OREO write downs of $219,000 and $212,000 for the first three months of 2011 and 2010, respectively, associated with the properties classified as other real estate owned.  There have been multiple sales of the OREO properties which has reduced our OREO inventory from eight properties as of March 31, 2010 to three properties as of March 31, 2011.  No sales of OREO properties were recorded in the first quarter of 2011.

FDIC and DFI (California Department of Financial Institutions) regulatory assessments decreased by $60,000 to $198,000 in the first quarter of 2011 compared to $258,000 in the comparable period of 2010.  The initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC.  The decrease in the first quarter of 2011is due to a lower base assessment rate as the bank has improved its overall risk ratings.  The decrease in expense was in spite of a higher deposit base in 2011 as compared to 2010, as the FDIC assessment rates are applied to average quarterly deposits.

Management anticipates that noninterest expense will continue to increase as we continue to grow.  However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Income Taxes

We reported a provision for income taxes of $585,000, and $309,000 for the first three months of 2011 and 2010 respectively.  The effective income tax rate on income from continuing operations was 33.4% for the first quarter of 2011 compared to 24.6% for the comparable period of 2010.  These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans).  The disparity between the effective tax rates in 2011 as compared to 2010 is primarily due to tax credits from California Enterprise Zones and low income housing projects as well as tax free-income on loans within these enterprise zones and municipal securities and loans that comprise a larger proportion of pre-tax income in 2010 as compared to 2011.

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

Non-accrual loans totaled $10.7 million at March 31, 2011, as compared to $11.5 million at December 31, 2010.  The non-accrual loans as of March 31, 2011 are loans made to eight borrowers primarily for purposes of real estate construction and commercial real estate.  As of March 31, 2011, we had five loans considered troubled debt restructurings totaling $2.1 million, four of which are included in nonaccrual loans and the other was placed back on accrual status in the first quarter of 2011.

OREO totaled $559,000 as of March 31, 2011 and consists of three properties that were acquired through foreclosure including residential land lots and a commercial real estate property.

The following table presents information about the Company’s non-performing loans, including asset quality ratios as of March 31, 2011 and December 31, 2010:

Non-Performing Assets

	March 31,	December 31,
(in thousands)	2011	2010
Loans in nonaccrual status	$10,663	$11,475
Loans past due 90 days or more and accruing	164	—
Restructured loans	—	—
Total nonperforming loans	10,827	11,475
Other real estate owned	559	778
Total nonperforming assets	$11,386	$12,253

Allowance for loan losses	$8,765	$8,255

Asset quality ratios:
Non-performing assets to total assets	2.02%	2.22%
Non-performing loans to total loans	2.74%	2.84%
Allowance for loan losses to total loans	2.22%	2.04%
Allowance for loan losses to total non-performing loans	80.96%	71.94%

Allowance for Loan and Lease Losses (“ALLL”)

In anticipation of credit risk inherent in our lending business, we routinely set aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges made for the outstanding loan portfolio have been credited to the allowance for loan losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Bank recorded loan loss provisions of $600,000 for the three month period in 2011, which represented a $405,000 decrease, as compared to the provisions recorded in the same period of 2010.

The allowance for loan losses increased by $510,000 or 6.2%, to $8.8 million at March 31, 2011, as compared with $8.3 million at December 31, 2010.  The Bank recognized the increase in the allowance for loan losses during the first three months of the year due to the loan loss provision of $600,000 which was partially offset by net loan charge-offs of $90,000.  The weak business climate has continued to adversely impact the financial conditions of certain Bank clients in addition to decrease collateral values.  The increase to the allowance for loan losses combined with the decrease in our loan portfolio resulted in an increase in the allowance for loan losses as a percentage of total loans to 2.22% at March 31, 2011, as compared to 2.04% at December 31, 2010.

The Bank will continue to monitor the adequacy of the allowance for loan losses and make additions to the allowance in accordance with the analysis referred to above. Because of uncertainties inherent in estimating the appropriate level of the allowance for loan losses, actual results may differ from management’s estimate of credit losses and the related allowance.

The following table provides an analysis of the changes in the ALLL for the three month periods ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
(dollars in thousands)	2011	2010
Balance at beginning of period	$8,255	$7,020
Provision for loan losses	600	1,005
Loans charged off	(92)	(1,264)
Recoveries of previous charge-offs	2	1
Net charge-offs	(90)	(1,263)
Balance at end of period	$8,765	$6,762

Allowance for loan losses to total loans	2.22%	1.65%
Net charge-offs to average loans (annualized)	0.09%	1.22%
Provision for loan losses to average loans (annualized)	0.61%	0.97%

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

Although management believes the allowance at March 31, 2011 was adequate to absorb probable losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on our service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

The Bank holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of March 31, 2011, and December 31, 2010, we had $68.7 million and $68.9 million, respectively, in cash and cash equivalents.

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

Management has evaluated the investment securities portfolio to determine if the impairment of any security in an unrealized loss position is temporary or other than temporary.  We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its carrying value. If such decline is deemed other than temporary, we would adjust the carrying amount of the security by writing down the security to fair value through a charge to current period income or a charge to accumulated other comprehensive income depending on the nature of the impairment and managements intent or requirement to sell the security.  Management has determined that no investment security is other than temporarily impaired.  The unrealized losses are due solely to interest rate changes.

Deposits

Total deposits at March 31, 2011 were $485.6 million, an $8.9 million or 1.9% increase from the deposit total of $476.7 million at December 31, 2010.  Average deposits increased $51.2 million to $477.6 million for the three month period ended March 31, 2011 as compared to the same period in 2010. We attracted deposits due to the safety and soundness of the Bank and our focus on customer service.

	March 31,	December 31,	Three months change
(in thousands)	2011	2010	$	%

Demand	$97,114	$102,422	$(5,308)	(5.2)%
NOW	67,613	60,992	6,621	10.9%
MMDA	235,515	221,814	13,701	6.2%
Savings	19,395	18,306	1,089	5.9%
Time < $100K	26,033	28,054	(2,021)	(7.2)%
Time > $100K	39,971	45,151	(5,180)	(11.5)%
	$485,641	$476,739	$8,902	1.9%

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks.  Five of our clients carry deposit balances of more than 1% of our total deposits, one of which had a deposit balance of more than 3% of total deposits at March 31, 2011.

Since our deposit growth strategy emphasizes core deposit growth we have avoided relying on brokered deposits as a consistent source of funds.  The only brokered deposits the Bank holds are from CDARS, a certificate of deposit program that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer.  The Bank had $2.2 million in brokered deposits as of March 31, 2011 as compared to $3.8 million at December 31, 2010.

Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. Our outstanding FHLB advances remained at $8.0 million at December 31, 2010 and for the entire three month period ended March 31, 2011 as these are term advances that do not begin to mature until the second quarter of 2011. The $8.0 million in FHLB advances have a weighted average interest rate of 1.10% and are all considered short-term as they have remaining maturities of less than one year as of March 31, 2011.  See “Liquidity Management” below for the details on the FHLB borrowings program.

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

The following table shows the Oak Valley Community Bank’s and Oak Valley Bancorp’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at March 31, 2011 and December 31, 2010:

Oak Valley Community Bank Capital Ratios —

(dollars in thousands)

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011:
Total Capital (to Risk-Weighted Assets)	$69,584	15.6%	$44,563	10%	$35,651	8%
Tier 1 Capital (to Risk-Weighted Assets)	$63,973	14.4%	$26,738	6%	$17,825	4%
Tier 1 Capital (to Average Assets)	$63,973	11.6%	$27,704	5%	$22,163	4%

As of December 31, 2010:
Total Capital (to Risk-Weighted Assets)	$68,742	14.9%	$46,090	10%	$36,872	8%
Tier 1 Capital (to Risk-Weighted Assets)	$62,946	13.7%	$27,654	6%	$18,436	4%
Tier 1 Capital (to Average Assets)	$62,946	11.5%	$27,330	5%	$21,864	4%

Oak Valley Bancorp Capital Ratios —

(dollars in thousands)

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2011 , 2009:
Total Capital (to Risk-Weighted Assets)	$69,724	15.6%	N/A	N/A	$35,656	8%
Tier 1 Capital (to Risk-Weighted Assets)	$64,112	14.4%	N/A	N/A	$17,828	4%
Tier 1 Capital (to Average Assets)	$64,112	11.6%	N/A	N/A	$22,165	4%

As of December 31, 2010:
Total Capital (to Risk-Weighted Assets)	$68,910	15.0%	N/A	N/A	$36,874	8%
Tier 1 Capital (to Risk-Weighted Assets)	$63,114	13.7%	N/A	N/A	$18,437	4%
Tier 1 Capital (to Average Assets)	$63,114	11.6%	N/A	N/A	$21,865	4%

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

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. We obtain funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings.  Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common and preferred stockholders. Our liquid assets at March 31, 2011 were $149.1 million compared to $129.0 million at December 31, 2010.  Our liquidity level measured as the percentage of liquid assets to total assets was 26.5% and 23.3% at March 31, 2011 and December 31, 2010, respectively. We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity.  As of March 31, 2011, our borrowing capacity from the FHLB was approximately $126.4 million and the outstanding balance was $8.0 million, or approximately 6.3% of our borrowing capacity. We also maintain 2 lines of credit with correspondent banks to purchase up to $17.5 million in federal funds, for which there were no advances as of March 31, 2011.

Off-Balance-Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of March 31, 2011 and December 31, 2010, we had commitments to extend credit of $45.5 million and $59.9 million, respectively, which includes obligations under letters of credit of $1.4 million and $1.4 million, respectively.

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

Recent Legislation and Other Regulatory Initiatives

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), a landmark financial reform bill comprised of new rules and restrictions that will impact banks going forward. It includes key provisions aimed at preventing a repeat of the 2008 financial crisis and a new process for winding down failing, systemically important institutions in a manner as close to a controlled bankruptcy as possible.  The Act includes other key provisions as follows:

(1) The Act establishes a new Financial Stability Oversight Council to monitor systemic financial risks. The Board of Governors of the Federal Reserve (“Fed”) is given extensive new authorities to impose strict controls on large bank holding companies with total consolidated assets equal to or in excess of $50 billion and systemically significant nonbank financial companies to limit the risk they might pose for the economy and to other large interconnected companies. The Fed can also take direct control of troubled financial companies that are considered systemically significant.

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

There were no significant changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the Evaluation Date, nor there were any significant deficiencies or material weaknesses in such controls requiring corrective actions.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of our equity securities during the three months ended March 31, 2011.

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

Oak Valley Bancorp
Date: May 13, 2011	By:	/s/ RICHARD A. MCCARTY
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