Form 10-Q
period 2011-06-30
Oak Valley Bancorp
filed 2011-08-15
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  7,713,794 shares of common stock outstanding as of July 31, 2011.

Oak Valley Bancorp

June 30, 2011

		Page
PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	3

Condensed Consolidated Balance Sheets at June 30, 2011(Unaudited), and December 31, 2010		3

Condensed Consolidated Statements of Income (Unaudited) for the Three and Six Month Periods Ended June 30, 2011 and June 30, 2010		4

Condensed Consolidated Statements of Changes of Shareholders’ Equity for the Six-Month Period Ended June 30, 2011 (Unaudited) and the Year Ended December 31, 2010		5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six-Month Periods Ended June 30, 2011 and June 30, 2010		6

Notes to Condensed Consolidated Financial Statements		7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

PART II — OTHER INFORMATION		42

Item 1.	Legal Proceedings	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	[Removed and Reserved]	42
Item 5.	Other Information	42
Item 6.	Exhibits	42

PART I — FINANCIAL STATEMENTS

Item 1. Consolidated Financial Statements (Unaudited)

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

AT JUNE 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

	June 30,	December 31,
	2011	2010
ASSETS

Cash and due from banks	$67,245,471	$28,091,916
Federal funds sold	10,045,000	40,845,000
Cash and cash equivalents	77,290,471	68,936,916

Securities available for sale	78,861,655	53,267,982
Loans, net of allowance for loan loss of $8,591,039 at June 30, 2011 and $8,254,929 at December 31, 2010	381,193,600	395,206,208
Bank premises and equipment, net	12,795,628	10,173,822
Other real estate owned	244,375	778,174
Interest receivable and other assets	21,876,139	24,033,316

	$572,261,868	$552,396,418

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$496,211,645	$476,738,850
Interest payable and other liabilities	2,416,178	2,999,836
Federal Home Loan Bank advances	6,000,000	8,000,000

Total liabilities	504,627,823	487,738,686

Commitments and contingencies

Shareholders’ equity
Preferred stock, no par value; $1,000 per share liquidation preference, 10,000,000 shares authorized and 13,500 issued and outstanding at June 30, 2011 and December 31, 2010	13,097,267	13,013,945
Common stock, no par value; 50,000,000 shares authorized, 7,713,794 and 7,702,127 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	24,013,443	24,003,549
Additional paid-in capital	2,104,218	2,080,218
Retained earnings	26,210,381	24,016,466
Accumulated other comprehensive income, net of tax	2,208,736	1,543,554

Total shareholders’ equity	67,634,045	64,657,732

	$572,261,868	$552,396,418

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2011 AND JUNE 30, 2010

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2011	2010	2011	2010

INTEREST INCOME
Interest and fees on loans	$5,922,684	$6,388,670	$11,864,362	$12,827,195
Interest on securities available for sale	768,334	592,369	1,462,409	1,176,644
Interest on federal funds sold	11,604	2,316	26,822	3,874
Interest on deposits with banks	23,489	3,507	40,160	7,788
Total interest income	6,726,111	6,986,862	13,393,753	14,015,501

INTEREST EXPENSE
Deposits	407,011	657,887	847,532	1,527,293
Federal Home Loan Bank advances	18,815	84,880	40,488	183,255
Federal funds purchased	—	—	—	110
Total interest expense	425,826	742,767	888,020	1,710,658

Net interest income	6,300,285	6,244,095	12,505,733	12,304,843
PROVISION FOR LOAN LOSSES	300,000	1,005,000	900,000	2,010,000

Net interest income after provision for loan losses	6,000,285	5,239,095	11,605,733	10,294,843

OTHER INCOME
Service charges on deposits	282,041	259,366	540,136	515,005
Earnings on cash surrender value of life insurance	86,660	100,699	214,958	204,685
Mortgage commissions	16,947	25,008	26,820	44,135
Other	294,296	347,121	569,272	614,970
Total non-interest income	679,944	732,194	1,351,186	1,378,795

OTHER EXPENSES
Salaries and employee benefits	2,379,400	2,150,184	4,713,390	4,340,511
Occupancy	675,716	659,410	1,332,247	1,340,918
Data processing fees	239,891	236,662	498,526	473,195
OREO expenses	101,500	216,043	350,279	563,844
Regulatory assessments	198,000	258,000	396,000	516,000
Other	806,477	796,132	1,636,380	1,527,223
Total non-interest expense	4,400,984	4,316,431	8,926,822	8,761,691

Net income before provision for income taxes	2,279,245	1,654,858	4,030,097	2,911,947

PROVISION FOR INCOME TAXES	829,984	616,073	1,415,360	925,521
NET INCOME	$1,449,261	$1,038,785	$2,614,737	$1,986,426

Preferred stock dividends and accretion	210,411	210,411	420,822	420,822
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,238,850	$828,374	$2,193,915	$1,565,604

NET INCOME PER COMMON SHARE	$0.16	$0.11	$0.28	$0.20

NET EARNINGS PER DILUTED COMMON SHARE	$0.16	$0.11	$0.28	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2010 AND THE SIX-MONTH PERIOD ENDED JUNE 30, 2011 (UNAUDITED)

	YEAR ENDED DECEMBER 31, 2010 AND SIX MONTHS ENDED JUNE 30, 2011
								Accumulated
					Additional			Other	Total
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Income	Equity

Balances, January 1, 2010	7,681,877	$23,933,440	13,500	$12,847,297	$1,997,747	$20,230,683		$1,683,084	$60,692,251

Stock options exercised	20,250	$70,109							$70,109
Preferred stock accretion				$166,648		$(166,648)			0
Preferred stock dividend payments						(675,000)			(675,000)
Stock based compensation					82,471				82,471
Comprehensive income:
Net changes in unrealized gain on available-for-sale securities (net of income tax benefit of $17,015)							(24,334)	(24,334)	(24,334)
Reclassification of realized gains (net of income tax benefit of $80,549)							(115,196)	(115,196)	(115,196)
Net income						4,627,431	4,627,431		4,627,431
Comprehensive income							$4,487,901
Balances, December 31, 2010	7,702,127	$24,003,549	13,500	$13,013,945	$2,080,218	$24,016,466		$1,543,554	$64,657,732

Stock options exercised	3,037	$9,894							$9,894
Restricted stock issued	8,630
Preferred stock accretion				$83,322		$(83,322)
Preferred stock dividend payments						(337,500)			(337,500)
Stock based compensation					24,000				24,000
Comprehensive income:
Net changes in unrealized gain on available-for-sale securities (net of income tax of $481,094)							688,030	688,030	688,030
Reclassification of realized gains (net of income tax benefit of $15,976)							(22,848)	(22,848)	(22,848)
Net income						2,614,737	2,614,737		2,614,737
Comprehensive income							$3,279,919
Balances, June 30, 2011	7,713,794	$24,013,443	13,500	$13,097,267	$2,104,218	$26,210,381		$2,208,736	$67,634,045

The accompanying notes are an integral part of these consolidated financial statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2011 AND JUNE 30, 2010

	SIX MONTHS ENDED JUNE 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,614,737	$1,986,426
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for loan losses	900,000	2,010,000
Depreciation	455,581	474,744
Amortization and (accretion), net	2,660	(2,926)
Stock based compensation	24,000	45,376
OREO write downs and losses on sale	290,609	390,732
Gain on called available for sale securities	(38,824)	(126,531)
Increase in BOLI cash surrender value	(214,958)	(204,685)
Decrease in interest payable and other liabilities	(583,658)	(155,179)
(Increase) decrease in interest receivable	(74,607)	77,188
Decrease in other assets	1,981,625	241,631
Net cash from operating activities	5,357,165	4,736,776

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(28,235,484)	(6,886,836)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	3,808,274	5,702,938
Net decrease in loans	13,112,608	12,490,979
Proceeds from sale of OREO	243,190	588,293
Net purchases of premises and equipment	(3,077,387)	(699,880)
Net cash (used in) from investing activities	(14,148,799)	11,195,494

CASH FLOWS FROM FINANCING ACTIVITIES:
FHLB advanced funds	0	7,100,000
FHLB payments	(2,000,000)	(20,800,000)
Federal funds advances	0	480,000
Federal funds payments	0	(480,000)
Preferred stock dividend payment	(337,500)	(337,500)
Net increase in demand deposits and savings accounts	30,991,066	14,121,613
Net decrease in time deposits	(11,518,271)	(7,576,393)
Proceeds from sale of common stock and exercise of stock options	9,894	0
Net cash from (used in) financing activities	17,145,189	(7,492,280)

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,353,555	8,439,990

CASH AND CASH EQUIVALENTS, beginning of period	68,936,916	21,648,548

CASH AND CASH EQUIVALENTS, end of period	$77,290,471	$30,088,538

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$923,490	$1,911,309
Income taxes	$2,561,119	$1,611,000

NON-CASH INVESTING ACTIVITIES:
Real estate acquired through foreclosure	$0	$641,400
Change in unrealized gain on available-for-sale securities	$1,130,300	$165,221

NON-CASH FINANCING ACTIVITIES:
Accretion of preferred stock	$83,323	$83,324

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

On July 3, 2008 (the “Effective Date”), a bank holding company reorganization was completed whereby Oak Valley Bancorp (the “Company”) became the parent holding company for Oak Valley Community Bank ( the “Bank”).  On the Effective Date, each outstanding share of the Bank was converted into one share of Oak Valley Bancorp and the Bank became a wholly-owned subsidiary of the holding company.

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

The interim consolidated financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results of a full year’s operations.  For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2010.

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

In May 2011, the FASB issued ASU No. 2011-04 Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The ASU improves the comparability of fair value measurements presented and disclosed in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs) by changing the wording used to describe many of the requirements in U.S GAAP for measuring fair value and disclosure of information. The amendments to this ASU provide explanation on how to measure fair value but do not require any additional fair value measurements and does not establish valuation standards or affect valuation practices outside of financial reporting. The amendments clarify existing fair value measurements and disclosure requirements to include application of the highest and best use and valuation premises concepts; measuring fair value of an instrument classified in a reporting entity’s shareholders’ equity; and disclosures requirements regarding quantitative information about unobservable inputs categorized within Level 3 of the fair value hierarchy. In addition, clarification is provided for measuring the fair value of financial instruments that are managed in a portfolio and the application of premiums and discounts in a fair value measurement. For public entities, ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. We do not expect this ASU to have a significant impact on our financial condition or result of operations.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05 Comprehensive Income (Topic 220) Presentation of Comprehensive Income. The ASU improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The amendments to Topic 220, Comprehensive Income, require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities are no longer permitted to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Any adjustments for items are that reclassified from other comprehensive income to net income are to be presented on the face of the entities financial statement regardless the method of presentation for comprehensive income.  The amendments do not change items to be reported in comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor do the amendments change the option to present the components of other comprehensive income either net of related tax effects or before related tax effects. ASU 2011-05 is effective for fiscal years, and interim periods beginning on or after December 15, 2011. We do not expect this ASU to have an impact on our financial condition or result of operations as it affects presentation only.

NOTE 3 — SECURITIES

The amortized cost and estimated fair values of debt securities as of June 30, 2011 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value

Available-for-sale securities:
U.S. agencies	$49,284,102	2,307,811	$	$51,591,913
Collateralized mortgage obligations	9,283,389	360,204	—	9,643,593
Municipalities	12,580,226	1,087,568	(4,073)	13,663,721
SBA Pools	1,265,298	—	(4,307)	1,260,991
Mutual Fund	2,695,005	15625	(9,193)	2,701,437
	$75,108,020	$3,771,208	$(17,573)	$78,861,655

The following tables detail the gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011.

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. agencies	$—	$—	$—	—	$—	$—
Collateralized mortgage obligations	—	—	—	—	—	—
Municipalities	435,841	(4,073)	—	—	435,841	(4,073)
SBA Pools	—	—	1,256,170	(4,307)	1,256,170	(4,307)
Mutual Fund	990,807	(9,193)	—	—	990,807	(9,193)
Total temporarily impaired securities	$1,426,648	$(13,266)	$1,256,170	$(4,307)	$2,682,818	$(17,573)

At June 30, 2011, a total of two SBA pools make up the total amount of securities in an unrealized loss position for greater than 12 months.  Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary.  Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due solely to interest rate changes and the Company does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities at June 30, 2011, by contractual maturity or call date, are shown below.

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$10,972,008	$11,064,010
Due after one year through five years	7,610,314	8,341,141
Due after five years through ten years	18,833,504	20,180,135
Due after ten years	37,692,194	39,276,369
	$75,108,020	$78,861,655

The amortized cost and estimated fair values of debt securities as of December 31, 2010, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. agencies	$28,678,709	1,566,549	$(54,870)	$30,190,388
Collateralized mortgage obligations	7,946,854	189,926	—	8,136,780
Municipalities	9,870,381	931,375	(2,257)	10,799,499
SBA Pools	1,517,332	—	(11,236)	1,506,096
Mutual Fund	2,631,371	14,063	(10,215)	2,635,219
	$50,644,647	$2,701,913	$(78,578)	$53,267,982

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

At December 31, 2010, two SBA pools make up the total amount of securities in an unrealized loss position for greater than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due solely to interest rate changes and the Company does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The Company recognized a gain of $12,940 and $38,824 for the three and six month periods ended June 30, 2011, respectively, on certain available-for-sale securities that were partially called, which compares to $70,692 and $126,531 in the same periods of 2010.

There were no sales of available-for-sale securities during the first six months of 2011 and 2010.

Securities carried at $54,341,950 and $46,405,847 at June 30, 2011 and December 31, 2010, respectively, were pledged to secure deposits of public funds.

NOTE 4 — LOANS

The Company’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of June 30, 2011, approximately 82% of the Company’s loans are commercial real estate loans which includes construction loans. Approximately 8% of the Company’s loans are for general commercial uses including professional, retail, and small business. Additionally, 7% of the Company’s loans are for residential real estate and other consumer loans. The remaining 3% are agriculture loans.

Loan totals were as follows:

	June 30, 2011	December 31, 2010
Commercial real estate:
Commercial real estate- construction	$11,343,650	$13,669,527
Commercial real estate- mortgages	273,951,413	289,208,721
Land	17,454,598	18,975,637
Farmland	16,028,348	14,876,426
Commercial and industrial	31,752,353	30,755,651
Consumer	1,316,196	1,242,300
Consumer residential	26,629,718	21,843,935
Agriculture	12,044,371	13,621,952
Total loans	390,520,647	404,194,149

Less:
Deferred loan fees and costs, net	(736,008)	(733,012)
Allowance for loan losses	(8,591,039)	(8,254,929)
Net loans	$381,193,600	$395,206,208

Loan Origination/Risk Management.  The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, the Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

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

Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At June 30, 2011, approximately 38.5% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

With respect to loans to developers and builders that are secured by non-owner occupied properties that the Company may originate from time to time, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

The Company originates consumer loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting standards for home equity loans follow bank policy, which include, but are not limited to, a maximum loan-to-value percentage of 80%, a maximum housing and total debt ratio of 36% and 42%, respectively and other specified credit and documentation requirements.

The Company maintains an independent loan review department that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

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

Non-accrual loans, segregated by class of loans, were as follows:

	June 30, 2011	December 31, 2010
Commercial real estate:
Commercial real estate- construction	$1,460,932	$3,252,081
Commercial real estate- mortgages	4,174,385	4,190,665
Land	3,338,116	3,810,473
Farmland	0	0
Commercial and industrial	27,223	221,723
Consumer	0	0
Consumer residential	0	0
Agriculture	0	0
Total non-accrual loans	$9,000,656	$11,474,942

Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income of approximately $180,000 and $366,000 in three and six month periods ended June 30, 2011, respectively, as compared to $157,000 and $355,000 in the same periods of 2010.

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of June 30, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Greater Than 90 Days Past Due and Still Accruing
June 30, 2011
Commercial real estate:
Commercial R.E. - construction	$0	$0	$501,915	$501,915	$10,841,735	$0
Commercial R.E. - mortgages	0	0	4,174,385	4,174,385	269,777,027	0
Land	0	0	2,056,232	2,056,232	15,398,366	0
Farmland	0	0	0	0	16,028,348	0
Commercial and industrial	0	0	0	0	31,752,353	0
Consumer	43,924	0	0	43,924	1,272,273	0
Consumer residential	0	0	0	0	26,629,718	0
Agriculture	0	0	0	0	12,044,371	0
Total	$43,924	$0	$6,732,532	$6,776,456	$383,744,191	$0

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Greater Than 90 Days Past Due and Still Accruing
December 31, 2010
Commercial real estate:
Commercial R.E. - construction	$0	$0	$2,663,126	$2,663,126	$11,006,401	$0
Commercial R.E. - mortgages	1,473,940	2,865,492	1,325,173	5,664,605	283,544,116	0
Land	0	0	3,810,473	3,810,473	15,165,164	0
Farmland	0	0	0	0	14,876,426	0
Commercial and industrial	0	0	0	0	30,755,651	0
Consumer	0	0	0	0	1,242,300	0
Consumer residential	0	0	0	0	21,843,935	0
Agriculture	0	0	0	0	13,621,952	0
Total	$1,473,940	$2,865,492	$7,798,772	$12,138,204	$392,055,945	$0

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Impaired loans as of June 30, 2011 and December 31, 2010 are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
June 30, 2011
Commercial real estate:
Commercial R.E. - construction	$1,538,363	$959,017	$501,915	$1,460,932	$68,910	$2,159,501
Commercial R.E. - mortgages	4,469,681	1,308,893	2,865,492	4,174,385	436,692	4,471,175
Land	7,707,585	706,732	2,631,384	3,338,116	400,140	3,714,154
Farmland	0	0	0	0	0	0
Commercial and Industrial	29,023	27,223	0	27,223	0	154,890
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Total	$13,744,652	$3,001,865	$5,998,791	$9,000,656	$905,742	$10,499,720

December 31, 2010
Commercial real estate:
Commercial R.E. - construction	$3,405,167	$1,427,776	$1,824,305	$3,252,081	$179,725	$4,430,245
Commercial R.E. - mortgages	4,469,681	4,190,665	0	4,190,665	0	1,900,081
Land	7,710,271	739,732	3,070,741	3,810,473	768,118	4,231,514
Farmland	0	0	0	0	0	0
Commercial and industrial	222,023	221,723	0	221,723	0	207,384
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	2,417
Agriculture	0	0	0	0	0	0
Total	$15,807,142	$6,579,896	$4,895,046	$11,474,942	$947,843	$10,771,641

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

6 Substandard Loan

7 Doubtful Loan

8 Loss

1. Exceptional Loan - Loans with A+ credits that contain very little, if any, risk. To qualify for this rating, the following characteristics must be present:

•A high level of liquidity and whose debt-servicing capacity exceeds expected obligations by a substantial margin.

•Where leverage is below average for the industry and earnings are consistent or growing without severe vulnerability to economic cycles.

•Also included in this rating (but not mandatory unless one or more of the preceding characteristics are missing) are loans that are fully secured and properly margined by our own time instruments or U.S. blue chip securities. To be properly margined cash collateral must be equal to, or greater than, 110% of the loan amount.

2. Quality Loan - Loans with excellent sources of repayment that conform in all respects to bank policy and regulatory requirements. These are also loans for which little repayment risk has been identified. No credit or collateral exceptions. Other factors include:

•Unquestionable debt-servicing capacity to cover all obligations in the ordinary course of business from well-defined primary and secondary sources.

•Consistent strong earnings.

•A solid equity base.

3A. Better than Acceptable Loan - In the interest of better delineating the loan portfolio’s true credit risk for reserve allocation, further granularity has been sought by splitting the grade 3 category into three classifications. The distinction between the three are bank-defined guidelines and represent a further refinement of the regulatory definition of a pass, or grade 3 loan. Grade 3A is the stronger third of the pass category, but is not strong enough to be a grade 2 and is characterized by:

•Strong earnings with no loss in last three years and ample cash flow to service all debt well above policy guidelines.

•Long term experienced management with depth and defined management succession.

•The loan has no exceptions to policy.

•Loan-to-value on real estate secured transactions is 10% to 20% less than policy guidelines.

•Very liquid balance sheet that may have cash available to pay off our loan completely.

•Little to no debt on balance sheet.

3B. Acceptable Loan - 3B loans are simply defined as all loans that are less qualified than 3A loans and are stronger than 3C loans. These loans are characterized by acceptable sources of repayment that conform to bank policy and regulatory requirements. Repayment risks are acceptable for these loans. Credit or collateral exceptions are minimal, are in the process of correction, and do not represent repayment risk. These loans:

•Are those where the borrower has average financial strengths, a history of profitable operations and experienced management.

•Are those where the borrower can be expected to handle normal credit needs in a satisfactory manner.

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

4W Watch Acceptable - Watch grade will be assigned to any credit that is adequately secured and performing but monitored for a number of indicators. These characteristics may include any unexpected short-term adverse financial performance from budgeted projections or prior period’s results (i.e., declining profits, sales, margins, cash flow, or increased reliance on leverage, including adverse balance sheet ratios, trade debt issues, etc.). Additionally, any managerial or personal problems of company management, decline in the entire industry or local economic conditions failure to provide financial information or other documentation as requested; issues regarding delinquency, overdrafts, or renewals; and any other issues that cause concern for the company. Loans to individuals or loans supported by guarantors with marginal net worth and/or marginal collateral. Weakness identified in a Watch credit is short-term in nature.  Loans in this category are usually accounts the Company would want to retain providing a positive turnaround can be expected within a reasonable time frame.

5 Other Loans Especially Mentioned (Special Mention) - A special mention extension of credit is defined as having potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date result in the deterioration of the repayment prospects for the credit or the institution’s credit position. Extensions of credit that might be detailed in this category include the following:

•The lending officer may be unable to properly supervise the credit because of an inadequate loan or credit agreement.

•Questions exist regarding the condition of and/or control over collateral.

•Economic or market conditions may unfavorably affect the obligor in the future.

•A declining trend in the obligor’s operations or an imbalanced position in the balance sheet exists, but not to the point that repayment is jeopardized.

6 Substandard Loan - A “substandard” extension of credit is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Extensions of credit so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard credits, does not have to exist in individual extensions of credit classified substandard.

7 Doubtful Loan - An extension of credit classified “doubtful” has all the weaknesses inherent in one classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high but because of certain important and reasonably specific pending factors that may work to the advantage of and strengthen the credit, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors may include a proposed merger or acquisition, liquidation proceedings, capital injection, perfecting liens on additional collateral or refinancing plans. The entire loan need not be classified doubtful when collection of a specific portion appears highly probable. An example of proper use of the doubtful category is the case of a company being liquidated, with the trustee-in-bankruptcy indicating a minimum disbursement of 40 percent and a maximum of 65 percent to unsecured creditors, including the Company. In this situation, estimates are based on liquidation value appraisals with actual values yet to be realized. By definition, the only portion of the credit that is doubtful is the 25 percent difference between 40 and 65 percent.

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

8. Loss - Extensions of credit classified “loss” are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the credit has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off, even though partial recovery may be affected in the future. It should not be the Company’s practice to attempt long-term recoveries while the credit remains on the books. Losses should be taken in the period in which they surface as uncollectible.

The following table presents weighted average risk grades of our loan portfolio:

	June 30, 2011	December 31, 2010
	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.39	4.83
Commercial real estate - mortgages	3.29	3.27
Land	5.23	5.37
Farmland	3.26	3.45
Commercial and Industrial	3.10	3.28
Consumer	2.83	2.77
Consumer residential	3.04	3.01
Agriculture	3.18	3.20
Total gross loans	3.34	3.42

The following table presents risk grade totals by class of loans as of June 30, 2011.  Risk grades 1 through 4 have been aggregated in the “Pass” line.

Dollars in thousands	Commercial R.E. Construction	Commercial R.E. Mortgages	Land	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

June 30, 2011
Pass	$9,882,719	$251,481,349	$4,603,463	$14,617,476	$30,724,877	$1,255,897	$26,232,542	$11,311,478	$350,109,801
Special mention	—	11,747,488	—	—	94,218	—	—	—	11,841,706
Substandard	1,460,931	10,722,576	12,851,135	1,410,872	933,258	60,299	397,176	732,893	28,569,140
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$11,343,650	$273,951,413	$17,454,598	$16,028,348	$31,752,353	$1,316,196	$26,629,718	$12,044,371	$390,520,647

December 31, 2010
Pass	$10,417,446	$265,361,186	$4,076,121	$12,225,807	$28,295,716	$1,225,072	$21,723,935	$12,593,405	$355,918,688
Special mention	—	10,352,335	—	1,190,402	1,573,044	—	—	278,548	13,394,329
Substandard	3,252,081	13,495,200	14,899,516	1,460,217	886,891	17,228	120,000	749,999	34,881,132
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$13,669,527	$289,208,721	$18,975,637	$14,876,426	$30,755,651	$1,242,300	$21,843,935	$13,621,952	$404,194,149

Allowance for Loan Losses. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The Company’s allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period.  In other words, the amount of the provision reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

The level of the allowance reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including, among other things, the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

The Company’s allowance for loan losses consists of three elements: (i) specific valuation allowances determined in accordance with ASC Topic 310 based on probable losses on specific loans; (ii) historical valuation allowances determined in accordance with ASC Topic 450 based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (iii) general valuation allowances determined in accordance with ASC Topic 450 based on general economic conditions and other qualitative risk factors both internal and external to the Company.

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

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans and the internal risk grade of such loans at the time they were charged-off. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are periodically updated based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool. The Company’s pools of similar loans include similarly risk-graded groups of commercial and industrial loans, commercial real estate loans, consumer real estate loans and consumer and other loans.

General valuation allowances are based on general economic conditions and other qualitative risk factors both internal and external to the Company. In general, such valuation allowances are determined by evaluating, among other things: (i) the experience, ability and effectiveness of the Company’s lending management and staff; (ii) the effectiveness of the Company’s loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; (vi) the impact of competition on loan structuring and pricing; (vii) the effectiveness of the internal loan review function; (viii) the impact of environmental risks on portfolio risks; and (ix) the impact of rising interest rates on portfolio risk. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to have either a high, moderate or low degree of risk. The results are then input into a “general allocation matrix” to determine an appropriate general valuation allowance.

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2011 and 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses

For the Three and Six Months Ended June 30, 2011 and 2010

	Commercial	Commercial		Consumer
	Real Estate	and industrial	Consumer	Residential	Agriculture	Unallocated	Total
Three Months Ended June 30, 2011
Beginning balance	$7,237,899	$694,079	$51,642	$274,859	$126,223	$380,324	$8,765,026
Charge-offs	(481,329)	0	(991)	0	0	0	(482,320)
Recoveries		6,276	2,041	16	0	0	8,333
Provision	21,098	67,691	(9,062)	119,048	32,896	68,329	300,000
Ending balance	$6,777,668	$768,046	$43,630	$393,923	$159,119	$448,653	$8,591,039

Six Months Ended June 30, 2011
Beginning balance	$6,577,011	$686,303	$61,115	$375,349	$152,526	$402,625	$8,254,929
Charge-offs	(536,368)	(35,000)	(2,856)	0	0	0	(574,224)
Recoveries		6,276	4,024	34	0	0	10,334
Provision	737,025	110,467	(18,653)	18,540	6,593	46,028	900,000
Ending balance	$6,777,668	$768,046	$43,630	$393,923	$159,119	$448,653	$8,591,039

Three Months Ended June 30, 2010
Beginning balance	$5,593,806	$569,320	$41,283	$147,146	$128,277	$282,423	$6,762,255
Charge-offs	(124,823)	0	(1,713)	(29,001)	0	0	(155,537)
Recoveries	0	1,218	1,202	0	0	0	2,420
Provision	835,951	13,962	665	49,790	9,032	95,600	1,005,000
Ending balance	$6,304,934	$584,500	$41,437	$167,935	$137,309	$378,023	$7,614,138

Six Months Ended June 30, 2010
Beginning balance	$5,844,793	$648,523	$43,822	$201,741	$142,009	$139,334	$7,020,222
Charge-offs	(1,386,133)	0	(4,265)	(29,001)	0	0	(1,419,399)
Recoveries	0	1,218	2,097	0	0	0	3,315
Provision	1,846,274	(65,241)	(217)	(4,805)	(4,700)	238,689	2,010,000
Ending balance	$6,304,934	$584,500	$41,437	$167,935	$137,309	$378,023	$7,614,138

The following table details the allowance for loan losses and ending gross loan balances as of June 30, 2011 and December 31, 2010, summarized by collective and individual evaluation methods of impairment.

	Commercial	Commercial		Consumer
	Real Estate	and industrial	Consumer	Residential	Agriculture	Unallocated	Total
June 30, 2011
Allowance for loan losses for loans:
Individually evaluated for impairment	$905,742	$0	$0	$0	$0	$0	$905,742
Collectively evaluated for impairment	5,871,926	768,046	43,630	393,923	159,119	448,653	7,685,297
	$6,777,668	$768,046	$43,630	$167,935	$137,309	$448,653	$8,591,039

Ending gross loan balances:
Individually evaluated for impairment	$8,973,433	$27,223	$0	$0	$0	$0	$9,000,656
Collectively evaluated for impairment	$309,804,576	$31,725,130	$1,316,196	$26,629,718	$12,044,371	$0	$381,519,991
	$318,778,009	$31,752,353	$1,316,196	$26,629,718	$12,044,371	$0	$390,520,647

December 31, 2010
Allowance for loan losses for loans:
Individually evaluated for impairment	$947,843	$0	$0	$0	$0	$0	$947,843
Collectively evaluated for impairment	$5,629,168	$686,303	$61,115	$375,349	$152,526	$402,625	$7,307,086
	$6,577,011	$686,303	$61,115	$375,349	$152,526	$402,625	$8,254,929

Ending balances of loans:
Individually evaluated for impairment	$11,253,219	$221,723	$0	$0	$0	0	$11,474,942
Collectively evaluated for impairment	$325,477,092	$30,533,928	$1,242,300	$21,843,935	$13,621,952	0	$392,719,207
	$336,730,311	$30,755,651	$1,242,300	$21,843,935	$13,621,952	$0	$404,194,149

Changes in the allowance off-balance-sheet commitments were as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2011	2010	2011	2010

Balance, beginning of year	$120,770	$153,870	$157,001	$171,900
Provision Charged to Operations for Off Balance Sheet	12,308	(32)	(23,923)	(18,062)
Balance, end of year	$133,078	$153,838	$133,078	$153,838

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

At June 30, 2011 and December 31, 2010, loans carried at $316,963,944 and $331,288,636, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 5 — OTHER REAL ESTATE OWNED

As of June 30, 2011, the Company owned two properties with balances of $244,375 that were classified as other real estate owned, as compared to three properties with outstanding balances of $778,174 as of December 31, 2010.  Each of these properties was acquired through loan foreclosure.

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

NOTE 6— OTHER POST-RETIREMENT BENEFIT PLANS

During January 2008, the Company awarded certain officers a salary continuation plan (the “Plan”).  Under the Plan, the participants will be provided with a fixed annual retirement benefit for twenty years after retirement. The Company is also responsible for certain pre-retirement death benefits under the Plan. In connection with the implementation of the Plan, the Company purchased single premium life insurance policies on the life of each of the officers covered under the Plan. The Company is the owner and partial beneficiary of these life insurance policies. The assets of the Plan, under Internal Revenue Service regulations, are owned by the Company and are available to satisfy the Company’s general creditors.

During January 2008 the Company awarded two of its directors a director retirement plan (“DRP”). Under the DRP, the participants will be provided with a fixed annual retirement benefit for ten years after retirement. The Company is also responsible for certain pre-retirement death benefits under the DRP. In connection with the implementation of the DRP, the Company purchased single premium life insurance policies on the life of each director covered under the DRP. The Company is the owner and partial beneficiary of these life insurance policies. The assets of the DRP, under Internal Revenue Service regulations, are the property of the Company and are available to satisfy the Company’s general creditors.

Future compensation under both plans is earned for services rendered through retirement. The Company accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the plans. The Company’s current benefit liability is determined based on vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which average approximately 20 years.  The salary continuation liability as of June 30, 2011 and December 31, 2010 was $1,428,394 and $1,300,062, respectively, and is reported in interest payable and other liabilities on the condensed consolidated balance sheet.

During January 2008, the Company purchased $4.7 million in bank owned life insurance policies and entered into split-dollar life insurance agreements with certain officers and directors.  In connection with the implementation of the split-dollar agreements, the Company purchased single premium life insurance policies on the life of each of the officers and directors covered by the split-dollar life insurance agreements. The Company is the owner of the policies and the partial beneficiary in an amount equal to the cash surrender value of the policies.

The combined cash surrender value of all Bank-owned life insurance policies recorded in other assets on the condensed consolidated balance sheet was $11,313,594 and $11,098,636 at June 30, 2011 and December 31, 2010, respectively.

NOTE 7 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The financial statements include various estimated fair value information as of June 30, 2011 and December 31, 2010. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change. The following methods and assumptions are used by the Company.

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

Federal Home Loan Bank (FHLB) advances — Rates currently available to the Company for borrowings with similar terms and remaining maturities are used to estimate the fair value of the existing debt.

Interest payable and receivable — The carrying amounts of interest payable and receivable approximate their fair value.

Off-balance-sheet instruments — Fair values for the Company’s off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the credit standing of the counterparties.

The estimated fair values of the Company’s financial instruments at June 30, 2011 are as follows:

		Estimated
	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents	$77,290,471	$77,290,471
Securities available for sale	78,861,655	78,861,655
Loans, net	381,193,600	392,050,741
Interest receivable	1,716,469	1,716,469

Financial liabilities:
Deposits	(496,211,645)	(496,809,352)
FHLB advance	(6,000,000)	(6,022,265)
Interest payable	(131,807)	(131,807)

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(518,952)

The estimated fair values of the Company’s financial instruments at December 31, 2010 are as follows:

	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents	$68,936,916	$68,936,916
Securities available for sale	53,267,982	53,267,982
Loans, net	395,206,208	400,399,726
Interest receivable	1,641,862	1,641,862

Financial liabilities:
Deposits	(476,738,850)	(477,261,566)
FHLB advance	(8,000,000)	(8,028,835)
Interest payable	(167,277)	(167,277)

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(599,443)

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process.

Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2011
	June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$51,591,913	$—	$51,591,913	$—
Collateralized mortgage obligations	9,643,593	—	9,643,593	—
Municipalities	13,663,721	—	13,663,721	—
SBA Pools	1,260,991	—	1,260,991	—
Mutual Fund	2,701,437	2,701,437	—	—

Assets and liabilities measured on a non-recurring basis:
Impaired loans	$6,401,942	$—	$—	$6,401,942
Other real estate owned	$244,375	$—	$—	$244,375

	Fair Value Measurements at December 31, 2010
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities
U.S. agencies	$30,190,388	$—	$30,190,388	$—
Collateralized mortgage obligations	8,136,780	—	8,136,780	—
Municipalities	10,799,499	—	10,799,499	—
SBA Pools	1,506,096	—	1,506,096	—
Mutual Fund	2,635,219	2,635,219	—	—

Assets and liabilities measured on a non-recurring basis:
Impaired Loans	$3,947,203	$—	$—	$3,947,203
Other real estate owned	$778,174	$—	$—	$778,174

Losses recognized from non-recurring fair value adjustments for the three and six month periods ended June 30, 2011 and 2010 are presented on the following table:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2011	2010	2011	2010

Impaired loans	$481,329	$35,632	$428,800	$1,081,758
Other real estate owned	72,339	253,621	72,339	469,713
Total loss from non-recurring fair value adjustments	$553,668	$289,253	$501,139	$1,551,471

The fair value of securities available for sale equals quoted market price, if available.  If quoted market prices are not available, fair value is determined using quoted market prices for similar securities.  Changes in fair market value are recorded in other comprehensive income net of tax.

The fair value measurement applies to impaired loans, which includes impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.  At June 30, 2011, impaired loans that were charged down to the fair value of the collateral or that had a specific loan loss reserve had a principal balance of $7,307,684 with a valuation allowance of $905,742.  Upon being classified as impaired, either a charge off or a specific reserve or both may be taken to reduce the balance of each loan to an estimate of the collateral fair market value less cost to dispose. This estimate was a level 3 valuation.

Fair value of other real estate owned is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the property.  Total fair market value at June 30, 2011 was $244,375 which was a level 3 valuation.  Any market value write downs are charged directly to operating expenses.  The Company is required by internal bank policies to order real estate appraisals on OREO properties every six months.  In addition, management evaluates the book values on a quarterly basis for reasonableness and makes fair value adjustments as necessary.

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

	THREE MONTHS ENDED
	JUNE 30,
In thousands (except share and per share amounts)	2011	2010
BASIC EARNINGS PER SHARE

Net income available to common shareholders	$1,238,850	$828,374
Weighted average shares outstanding	7,713,794	7,681,877
Net income per common share	$0.16	$0.11

DILUTED EARNINGS PER SHARE

Net income available to common shareholders	$1,238,850	$828,374
Weighted average shares outstanding	7,713,794	7,681,877
Effect of dilutive stock options	18,609	38,563
Effect of dilutive warrants	12,790	—
Weighted average shares of common stock and common stock equivalents	7,745,193	7,720,440
Net income per diluted common share	$0.16	$0.11

	SIX MONTHS ENDED
	JUNE 30,
In thousands (except share and per share amounts)	2011	2010
BASIC EARNINGS PER SHARE

Net income available to common shareholders	$2,193,915	$1,565,604
Weighted average shares outstanding	7,712,604	7,681,877
Net income per common share	$0.28	$0.20

DILUTED EARNINGS PER SHARE

Net income available to common shareholders	$2,193,915	$1,565,604
Weighted average shares outstanding	7,712,604	7,681,877
Effect of dilutive stock options	19,148	31,435
Effect of dilutive warrants	11,955	—
Weighted average shares of common stock and common stock equivalents	7,743,707	7,713,312
Net income per diluted common share	$0.28	$0.20

During the three and six month periods ended June 30, 2011, anti-dilutive weighted average options to purchase 219,625 shares of common stock, were outstanding for both periods with prices ranging from $7.05 to $15.67.  Anti-dilutive weighted average stock options of 231,187 were outstanding during the same three and six month periods of 2010, with prices ranging from $4.58 to $15.67.  These options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.  These options begin to expire in 2013.  Weighted average warrants of 350,346 issued to the U.S. Treasury Capital Purchase Program were dilutive for the three and six month periods of 2011, as the exercise price of $5.78 was less than the average market price of common shares.  These warrants were anti-dilutive for the three and six month periods of 2010, as the exercise price was more than the average market price of common shares.

NOTE 9 — SUBSEQUENT EVENTS

On August 11, 2011, we entered into a Securities Purchase Agreement with the Secretary of the Treasury (the “Treasury”), pursuant to which the Company issued and sold to the Treasury 13,500 shares of its Non-Cumulative Perpetual Preferred Stock, Series B (“Series B Preferred Stock”), having a liquidation preference of $1,000 per share for aggregate proceeds of $13,500,000.   The Securities Purchase Agreement was entered into, and the Series B Preferred Stock was issued, pursuant to the Treasury’s Small Business Lending Fund program (“SBLF”), a $30 billion fund established under the Small Business Jobs Act of 2010, that encourages lending to small businesses by providing capital to qualified community banks with assets of less than $10 billion.

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

Some matters discussed in this Form 10-Q may be “forward-looking statements” within the meaning of the Private Litigation Reform Act of 1995 and therefore may involve risks, uncertainties and other factors which may cause our actual results to be materially different from the results expressed or implied by our forward-looking statements.  These statements generally appear with words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” and “expect.”  Although management believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Company operates); competition from other providers of financial services offered by the Company; changes in government regulation and legislation; changes in interest rates; material unforeseen changes in the financial stability and liquidity of the Company’s credit customers; risks associated with concentrations in real estate related loans; changes in accounting standards and interpretations; and other risks as may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and which may be beyond the control of the Company or the Company.  The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

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

Our available for sale portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income in shareholders’ equity. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its carrying value and whether such decline is other than temporary. If such decline is deemed other than temporary, we would adjust the carrying amount of the security by writing down the security to fair market value through a charge to current period income. The market values of our securities are significantly affected by changes in interest rates.

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

Stock-Based Compensation

The Company recognizes in the statement of income the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period).  The Company uses the straight-line recognition of expenses for awards with graded vesting.  The Company utilizes a binomial pricing model for all grants.  Expected volatility is based on the historical volatility of the price of the Company’s stock for the period equal to the contractual stock option term. The Company uses historical data to estimate option exercise and stock option forfeiture rates within the valuation model. The expected term of options granted for the binomial model is derived from applying a historical suboptimal exercise factor to the contractual term of the grant. For binomial pricing, the risk-free rate for periods is equal to the U.S. Treasury yield at the time of grant and commensurate with the contractual term of the grant.

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

Introduction

Oak Valley Community Bank commenced operations in May 1991.  We are an insured bank under the Federal Deposit Insurance Act and are a member of the Federal Reserve.  Since its formation, the Company has provided basic banking services to individuals and business enterprises in Oakdale, California and the surrounding areas. The focus of the Company is to offer a range of commercial banking services designed for both individuals and small to medium-sized businesses in the two main areas of service of the Company: the Central Valley and the Eastern Sierras.

The Company offers a complement of business checking and savings accounts for its business customers.  The Company also offers commercial and real estate loans, as well as lines of credit.  Real estate loans are generally of a short-term nature for both residential and commercial purposes.  Longer-term real estate loans are generally made with adjustable interest rates and contain normal provisions for acceleration.  In addition, the Company offers traditional residential mortgages through a third party.

The Company also offers other services for both individuals and businesses including online banking, remote deposit capture, merchant services, night depository, extended hours, traveler’s checks, wire transfer of funds, note collection, and automated teller machines in a national network.  The Company does not currently offer international banking or trust services although the Company may make such services available to the Company’s customers through financial institutions with which the Company has correspondent banking relationships.  The Company does not offer stock transfer services nor does it directly issue credit cards.

Effective July 3, 2008, Oak Valley Community Bank became a subsidiary of Oak Valley Bancorp, a newly established bank holding company. Oak Valley Bancorp operates Oak Valley Community Bank as a community bank in the general commercial banking business, with our primary market encompassing the California Central Valley around Oakdale and Modesto, and the Eastern Sierras. As such, unless otherwise noted, all references are about Oak Valley Bancorp (the “Company”).

Overview of Results of Operations and Financial Condition

The purpose of this summary is to provide an overview of the items management focuses on when evaluating the condition of the Company and its success in implementing its business and shareholder value strategies. The Company’s business strategy is to operate the Company as a well-capitalized, profitable and independent community oriented bank.  The Company’s shareholders value strategy has three major themes: (1) enhancing shareholders’ value; (2) making its retail banking franchise more valuable; and (3) efficiently utilizing its capital.

Management believes the following were important factors in the Company’s performance during the three and six month periods ended June 30, 2011:

•                  Thanks to our deep roots in the communities that we serve, our focus on customer care and our selectivity in lending, during the first six months of 2011, our performance has been better than most institutions of our size that compete in our market.  Despite the severity of the recession affecting our primary market areas, we have been able to increase our core deposits to $459.4 million and have posted net income available to common shareholders of $0.16 and $0.28 per diluted share for the three and six month periods of 2011, respectively.  While recently published economic data indicate that the current downturn may be easing, it is not clear when or at what speed the recession will end. To the extent that the recession continues, it will affect the market areas that we serve and our results accordingly.

•                      The Company recognized net income available to common shareholders of $1,239,000 and $2,194,000 for the three and six month periods ended June 30, 2011, respectively, as compared to $828,000 and $1,566,000 for the same periods in 2010.  The Company recognized net income before preferred stock dividends and accretion of $1,449,000 and $2,615,000 for the second quarter and six month period of 2011, respectively.  The factors contributing to these results will be discussed below.

•                  The Company recognized $210,000 and $421,000, respectively, in the second quarter and six month period of 2011 and 2010 associated with the accrual for preferred stock dividends and accretion of the preferred stock discount in connection with the 13,500 shares of Series A Preferred Stock that the U.S. Treasury purchased from the Company in December 2008 under the TARP Program. So long as such preferred stock remains outstanding, it will pay quarterly cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year.

•                      The Company has taken significant steps to reduce the risk of loan losses.  In the three and six month periods ended June 30, 2011, the provision for loan loss was $300,000 and $900,000, respectively, which was a decrease of $705,000 and $1,110,000 compared to the same periods in 2010.  The decrease was mainly due to management’s assessment of the appropriate level for the allowance for loan losses and a decrease in the level of non-accrual loans. The Company continues to monitor its loan portfolio with the objective of avoiding defaults or write-downs.  Despite these actions, the possibility of additional losses cannot be eliminated, but the Board of Directors and all employees continue to work hard to make the best of these continuing challenging conditions.

•                      Net interest income increased $56,000 or 0.9% and $201,000 or 1.6% for the three and six month periods ended June 30, 2011, respectively, compared to the same periods in 2010.  This increase was primarily due to the increase in average earning assets of $52.7 million and $46.1 million for the three and six month periods ended June 30, 2011, respectively, as compared to the same periods of 2010.

•                      Non-interest income decreased by $52,000 or 7.1% and $28,000 or 2.0% for the second quarter and six month period of 2011, respectively, as compared to the same periods in 2010.  The decrease was primarily due to a decrease in gains on called securities and mortgage commissions, which was partially offset by an increase in service charges on deposits as described below.

•                      Non-interest expense increased by $85,000 or 2.0% and $165,000 or 1.9% for the three and six month periods ended June 30, 2011, respectively, as compared to the same periods in 2010.  The primary reason for the increase was an increase in salaries and benefits and occupancy associated with new branch openings, which was offset in part by the reduction in the write downs of OREO property values as described below.

•                      Total assets increased $19.9 million or 3.6% from December 31, 2010.  Total net loans decreased by $14.0 million or 3.5% and investment securities increased by $25.6 million or 48.0% from December 31, 2010 to June 30, 2011, while deposits increased by $19.5 million or 4.1% for the same period.

Income Summary

For the three and six month periods ended June 30, 2011, the Company recorded net income available to common shareholders of $1,239,000 and $2,194,000, respectively, representing increases of $411,000 and $628,000 as compared to the same periods in 2010.  Return on average assets (annualized) was 1.03% and 0.94% for the second quarter and six month period of 2011, respectively, as compared with 0.81% and 0.78% for the same periods in 2010.  Annualized return on average common equity was 9.33% and 8.42% for the second quarter and six month period of 2011, respectively, as compared to 6.84% and 6.54% for the same periods of 2010.

Net income before provisions for income taxes and preferred stock dividends and accretion was up $624,000 and $1,118,000 for the second quarter and six month period of 2011 from the comparable 2010 periods.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

	Effect on Pre-Tax Income Increase (Decrease)	Effect on Pre-Tax Income Increase (Decrease)
(In thousands)	Three Months	Six Months
Change from 2010 to 2011 in:
Net interest income	$56	$201
Provision for loan losses	705	1,110
Non-interest income	(52)	(28)
Non-interest expense	(85)	(165)
Change in income before income taxes	$624	$1,118

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three and six month periods ended June 30, 2011, net interest income was $6.30 million and $12.51 million, respectively, which represented increases of $56,000 or 0.9% and $201,000 or 1.6%, from the comparable periods in 2010.

The net interest margin (net interest income as a percentage of average interest earning assets) was 4.86% and 4.89% for the three and six month periods ended June 30, 2011, respectively, a decrease of 50 and 40 basis points, as compared to the same periods in 2010.  The decrease in the net interest margin in the first six months of 2011 was primarily attributable to the increased average cash and cash equivalent balances of $46.0 million which are earning 0.23% and thus driving down the overall yield on earning assets.

Offsetting these low yielding cash balances, is the impact that the historically low market interest rate environment had on our liability sensitive balance sheet which caused our average cost of funds to decrease faster than the average yield on interest earning assets.  The total cost of funds decreased 36 and 46 basis points in the second quarter and six month period of 2011, respectively, compared to 2010 due to a shift from high cost CDs and FHLB borrowed funds into demand deposit and money market accounts.  In addition, average non-interest-bearing demand deposit balances increased by $25.7 million for the six month period of 2011, as compared to the same period of 2010.  Compared to cost of funds, the decrease in our loan yield was not as significant at only 22 and 19 basis points for the three and six month periods of 2011, respectively, compared to the same periods of 2010.  The yield on loans has remained stable partly as a result of the significant portion of our loans that are at their contractual rate floors.

The following tables shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three and six month periods ended June 30, 2011 and 2010:

Net Interest Analysis

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
(Dollars in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield	Average Balance	Interest Income / Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$394,445	$5,925	6.02%	$411,593	$6,402	6.24%
Investment securities (2)	72,839	840	4.63%	49,379	654	5.31%
Federal funds sold	19,959	12	0.24%	3,983	2	0.23%
Interest-earning deposits	38,533	23	0.24%	8,160	4	0.17%
Total interest-earning assets	525,776	6,800	5.19%	473,115	7,062	5.99%
Total noninterest earning assets	41,069			39,574
Total Assets	566,845			512,689
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	243,915	202	0.33%	209,087	371	0.71%
NOW deposits	66,880	33	0.20%	59,474	49	0.33%
Savings deposits	19,349	19	0.39%	14,573	15	0.42%
Time certificates of deposit $100,000 or more	37,376	93	1.00%	46,203	130	1.13%
Other time deposits	25,913	60	0.93%	27,776	93	1.34%
Other borrowings	7,077	19	1.08%	19,126	85	1.78%
Total interest-bearing liabilities	400,510	426	0.43%	376,239	743	0.79%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	96,866			71,790
Other liabilities	2,716			2,613
Total noninterest-bearing liabilities	99,582			74,403
Shareholders’ equity	66,753			62,047
Total liabilities and shareholders’ equity	$566,845			$512,689
Net interest income		$6,374			$6,319
Net interest spread (3)			4.76%			5.20%
Net interest margin (4)			4.86%			5.36%

(1)  Loan fees have been included in the calculation of interest income.

(2) Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

	Six months ended			Six months ended
	June 30, 2011			June 30, 2010
(Dollars in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield	Average Balance	Interest Income / Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$395,883	$11,870	6.05%	$415,290	$12,855	6.24%
Investment securities (2)	67,550	1,600	4.78%	48,223	1,305	5.46%
Federal funds sold	23,195	27	0.23%	3,463	4	0.23%
Interest-earning deposits	34,593	40	0.23%	8,113	8	0.19%
Total interest-earning assets	521,221	13,537	5.24%	475,089	14,172	6.02%
Total noninterest earning assets	39,304			38,910
Total Assets	560,525			513,999
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	238,383	414	0.35%	208,909	821	0.79%
NOW deposits	65,125	68	0.21%	58,650	98	0.34%
Savings deposits	18,867	38	0.41%	14,501	32	0.44%
Time certificates of deposit $100,000 or more	39,532	197	1.00%	44,302	320	1.55%
Other time deposits	27,102	131	0.97%	32,062	257	1.49%
Other borrowings	7,536	40	1.07%	21,847	183	1.69%
Total interest-bearing liabilities	396,545	888	0.45%	380,271	1,711	0.91%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	94,994			69,262
Other liabilities	2,972			2,664
Total noninterest-bearing liabilities	97,966			71,926
Shareholders’ equity	66,014			61,802
Total liabilities and shareholders’ equity	$560,525			$513,999
Net interest income		$12,649			$12,461
Net interest spread (3)			4.79%			5.11%
Net interest margin (4)			4.89%			5.29%

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

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three and six month periods ended June 30, 2011 and 2010.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

(In thousands)

	For the Three Months Ended June 30, 2011
	2011 vs 2010
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1)	$(267)	$(210)	$(477)
Investment securities	311	(125)	186
Federal funds sold	9	1	10
Interest-earning deposits	13	6	19
Total interest income	$66	$(328)	$(262)

Interest expense:
Money market deposits	62	(231)	(169)
NOW deposits	6	(22)	(16)
Savings deposits	5	(1)	4
Time CD $100K or more	(25)	(12)	(37)
Other time deposits	(6)	(27)	(33)
Other borrowings	(53)	(13)	(66)
Total interest expense	$(11)	$(306)	$(317)

Change in net interest income	$77	$(22)	$55

(1)  Loan fees have been included in the calculation of interest income.

The table above reflects the current low interest rate environment has impacted assets slightly more than liabilities as indicated by the decrease of $22,000 in net interest income due to the rate change for the second quarter of 2011.  This is not typical for the Company, as we have historically been liability sensitive in recent years.  However, purchases of investment securities in the past 12 months at market interest rates lower than our overall portfolio reflects a decrease of $125,000 due to the lower yield of the new securities. The decreased loan volume was offset by the increase in investment securities and combined with the overall change in mix of balances resulted in an increase of $78,000 to net interest income over the same period.

	For the Six Months Ended June 30
	2011 vs 2010
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1)	$(601)	$(384)	$(985)
Investment securities	523	(228)	295
Federal funds sold	22	1	23
Interest-earning deposits	25	7	32
Total interest income	$(31)	$(604)	$(635)

Interest expense:
Money market deposits	116	(523)	(407)
NOW deposits	11	(41)	(30)
Savings deposits	9	(3)	6
Time CD $100K or more	(34)	(89)	(123)
Other time deposits	(41)	(85)	(126)
Other borrowings	(120)	(23)	(143)
Total interest expense	$(59)	$(764)	$(823)

Change in net interest income	$28	$160	$188

(1)  Loan fees have been included in the calculation of interest income.

The table above reflects the current low interest rate environment has impacted liabilities more than assets as indicated by the increase of $160,000 in net interest income due to the rate change for the three month period of 2011.  The decreased loan volume was offset by the increase in investment securities and combined with the overall change in mix of balances resulted in an increase of $28,000 to net interest income over the same period.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three and six month periods ended June 30, 2011, non-interest income was $680,000 and $1,351,000, respectively, a decrease of $52,000 or 7.1% and $28,000 or 2.0%, compared to the same periods in 2010.

The following tables show the major components of non-interest income:

	For the Three Months Ended June 30,
	2011	2010	$ change	% change
Service charges on deposits	$282,041	$259,366	$22,675	8.7%
Earnings on cash surrender value of life insurance	86,660	100,699	(14,039)	(13.9)%
Mortgage commissions	16,947	25,008	(8,061)	(32.2)%
Other income	294,296	347,121	(52,825)	(15.2)%
Total non-interest income	$679,944	$732,194	$(52,250)	(7.1)%

	For the Six Months Ended June 30,
	2011	2010	$ change	% change
Service charges on deposits	$540,136	$515,005	$25,131	4.9%
Earnings on cash surrender value of life insurance	214,958	204,685	10,273	5.0%
Mortgage commissions	26,820	44,135	(17,315)	(39.2)%
Other income	569,272	614,970	(45,698)	(7.4)%
Total non-interest income	$1,351,186	$1,378,795	$(27,609)	(2.0)%

The decrease to total non-interest income for the second quarter and six month period ending June 30, 2011 is due primarily to a decrease in gains on called securities of $58,000 and $88,000, respectively, as compared to the same periods of 2010.  Gains on called securities are included in the “other income” line item in the above table.  In addition, mortgage commissions decreased by $8,000 and $17,000 for the three and six months periods of 2011, respectively, as compared to the same periods of 2010. Offsetting these decreases was an increase in service charges on deposits of $23,000 and $25,000 for the three and six month periods of 2011, respectively, as compared to the same periods of 2010.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

	For the Three Months Ended June 30,
	2011	2010	$ change	% change
Salaries and employee benefits	$2,379,400	$2,150,184	$229,216	10.7%
Occupancy	675,716	659,410	16,306	2.5%
Data processing fees	239,891	236,662	3,229	1.4%
OREO expenses	101,500	216,043	(114,543)	(53.0)%
Regulatory assessments (FDIC & DFI)	198,000	258,000	(60,000)	(23.3)%
Other	806,477	796,132	10,345	1.3%
Total non-interest income	$4,400,984	$4,316,431	$84,553	2.0%

	For the Six Months Ended June 30,
	2011	2010	$ change	% change
Salaries and employee benefits	$4,713,390	$4,340,511	$372,879	8.6%
Occupancy	1,332,247	1,340,918	(8,671)	(0.6)%
Data processing fees	498,526	473,195	25,331	5.4%
OREO expenses	350,279	563,844	(213,565)	(37.9)%
Assessments (FDIC & DFI)	396,000	516,000	(120,000)	(23.3)%
Other	1,636,380	1,527,223	109,157	7.1%
Total non-interest income	$8,926,822	$8,761,691	$165,131	1.9%

Non-interest expenses increased by $85,000 or 2.0% and $165,000 or 1.9% for the three and six months ended June 30, 2011, respectively, as compared to the same periods of 2010.  Salaries and employee benefits increased $229,000 and $373,000 for the three and six months ended June 30, 2011, respectively, as compared to the same periods of 2010, primarily as a result of hiring new employees for new branch openings and additional bonus accruals corresponding to the Company’s performance metrics.  The new branch openings also resulted in an increase in occupancy expenses of $16,000 for the second quarter, but occupancy expenses were down by $9,000 on a year to date basis as compared to the prior year.  Data processing fees increased by $3,000 and $25,000 for the three and six month periods of 2011, respectively, as a result of an increased number of transaction accounts.

Other operating expenses increased by $10,000 and $109,000 for the three and six months ended June 30, 2011, respectively, primarily as a result of impaired loan expenses of $28,000 and $101,00 in the three and six month periods of 2011.  These expenses were incurred as a result of an agreement with a borrower to fund overhead costs on an impaired residential development loan.  No impaired loan expenses were recorded in the first six months of 2010.

OREO expenses were $102,000 and $350,000 in the second quarter and six month period of 2011, respectively, compared to $216,000 and $564,000 for the comparable periods of 2010.  The vast majority of these expenses resulted from OREO write downs totaling $71,000 and $291,000 for the three and six month periods of 2011, respectively, as compared to $179,000 and $391,000 for the same periods of 2010.  The remaining expense included in OREO expenses is attributed to general overhead such as property taxes and utilities associated with the properties classified as other real estate owned.  There have been multiple sales of the OREO properties which has reduced our OREO inventory from six properties as of June 30, 2010 to two properties as of June 30, 2011.  There was one sale of an OREO property recorded in the second quarter of 2011.

FDIC and DFI (California Department of Financial Institutions) regulatory assessments were $198,000 and $396,000 for the three and six months ended June 30, 2011, respectively, a decrease of $60,000 and $120,000 as compared to the comparable periods of 2010.  The initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC.  The decrease in the second quarter and first six months of 2011is due to a lower base assessment rate as the Company has improved its overall risk ratings.  The decrease in expense was in spite of a higher deposit base in 2011 as compared to 2010, as the FDIC assessment rates are applied to average quarterly deposits.

Management anticipates that noninterest expense will continue to increase as we continue to grow.  However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Income Taxes

We reported a provision for income taxes of $830,000, and $1,415,000 for the three and six month periods of 2011, respectively, an increase of $214,000 and $489,000 as compared to the provision of $616,000 and $926,000 reported in the comparable periods of 2010.  The effective income tax rate on income from continuing operations was 36.4% and 35.1% for the second quarter and six month period of 2011, respectively, compared to 37.2% and 31.8% for the comparable periods of 2010.  These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans).  The disparity between the effective tax rates in 2011 as compared to 2010 on a year-to-date basis is primarily due to tax credits from California Enterprise Zones and low income housing projects as well as tax free-income on loans within these enterprise zones and municipal securities and loans that comprise a larger proportion of pre-tax income in 2010 as compared to 2011.

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

Non-accrual loans totaled $9.0 million at June 30, 2011, as compared to $11.5 million at December 31, 2010.  The non-accrual loans as of June 30, 2011 are loans made to seven borrowers primarily for purposes of real estate construction and commercial real estate.  As of June 30, 2011, we had five loans considered troubled debt restructurings totaling $2.9 million, four of which are included in nonaccrual loans and the other was placed back on accrual status in the first quarter of 2011.

OREO totaled $244,000 as of June 30, 2011 and consists of two properties that were acquired through foreclosure including residential land lots and a commercial real estate property.

The following table presents information about the Company’s non-performing loans, including asset quality ratios as of June 30, 2011 and December 31, 2010:

Non-Performing Assets

	June 30,	December 31,
(in thousands)	2011	2010
Loans in nonaccrual status	$9,001	$11,475
Loans past due 90 days or more and accruing	—	—
Restructured loans	—	—
Total nonperforming loans	9,001	11,475
Other real estate owned	244	778
Total nonperforming assets	$9,245	$12,253

Allowance for loan losses	$8,591	$8,255

Asset quality ratios:
Non-performing assets to total assets	1.62%	2.22%
Non-performing loans to total loans	2.30%	2.84%
Allowance for loan losses to total loans	2.20%	2.04%
Allowance for loan losses to total non-performing loans	95.44%	71.94%

Allowance for Loan and Lease Losses (“ALLL”)

In anticipation of credit risk inherent in our lending business, we routinely set aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges made for the outstanding loan portfolio have been credited to the allowance for loan losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company recorded loan loss provisions of $300,000 and $900,000 for the three and six month periods in 2011, respectively, which represented a $705,000 and $1,110,000 decrease, as compared to the provisions recorded in the same periods of 2010.

The allowance for loan losses increased by $336,000 or 4.1%, to $8.6 million at June 30, 2011, as compared with $8.3 million at December 31, 2010.  The Company recognized the increase in the allowance for loan losses during the first six months of the year due to the loan loss provision of $900,000 which was partially offset by net loan charge-offs of $564,000.  The weak business climate has continued to adversely impact the financial conditions of certain Bank clients in addition to decrease collateral values.  The increase to the allowance for loan losses combined with the decrease in our loan portfolio resulted in an increase in the allowance for loan losses as a percentage of total loans to 2.20% at June 30, 2011, as compared to 2.04% at December 31, 2010.

The Company will continue to monitor the adequacy of the allowance for loan losses and make additions to the allowance in accordance with the analysis referred to above. Because of uncertainties inherent in estimating the appropriate level of the allowance for loan losses, actual results may differ from management’s estimate of credit losses and the related allowance.

The following table provides an analysis of the changes in the ALLL for the six month periods ended June 30, 2011 and 2010:

	Six Months Ended June 30,
(dollars in thousands)	2011	2010
Balance at beginning of period	$8,255	$7,020
Provision for loan losses	900	2,010
Loans charged off	(574)	(1,419)
Recoveries of previous charge-offs	10	3
Net charge-offs	(564)	(1,416)
Balance at end of period	$8,591	$7,614

Allowance for loan losses to total loans	2.20%	1.85%
Net charge-offs to average loans (annualized)	0.28%	0.69%
Provision for loan losses to average loans (annualized)	0.45%	0.98%

The Company makes provisions for loan losses when required to bring the total allowance for loan and lease losses to a level deemed appropriate for the level of risk in the loan portfolio.  At least quarterly, management conducts an assessment of the overall quality of the loan portfolio and general economic trends in the local market.  The determination of the appropriate level for the allowance is based on that review, considering such factors as historical experience, the volume and type of lending conducted, the amount of and identified potential loss associated with specific nonperforming loans, regulatory policies, general economic conditions, and other factors related to the collectibility of loans in the portfolio.

Although management believes the allowance at June 30, 2011 was adequate to absorb probable losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on our service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of June 30, 2011, and December 31, 2010, we had $77.3 million and $68.9 million, respectively, in cash and cash equivalents.

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

Deposits

Total deposits at June 30, 2011 were $496.2 million, a $19.5 million or 4.1% increase from the deposit total of $476.7 million at December 31, 2010.  Average deposits increased $56.3 million to $484.0 million for the six month period ended June 30, 2011 as compared to the same period in 2010. We attracted deposits due to the safety and soundness of the Company and our focus on customer service.

	June 30,	December 31,	Six months change
(in thousands)	2011	2010	$	%

Demand	$100,171	$102,422	$(2,251)	(2.2)%
NOW	69,853	60,992	8,861	14.5%
MMDA	246,416	221,814	24,602	11.1%
Savings	18,085	18,306	(221)	(1.2)%
Time < $100K	24,737	28,054	(3,317)	(11.8)%
Time > $100K	36,950	45,151	(8,201)	(18.2)%
	$496,212	$476,739	$19,473	4.1%

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks.  Five of our clients carry deposit balances of more than 1% of our total deposits, one of which had a deposit balance of more than 3% of total deposits at June 30, 2011.

Since our deposit growth strategy emphasizes core deposit growth we have avoided relying on brokered deposits as a consistent source of funds.  The only brokered deposits the Company holds are from CDARS, a certificate of deposit program that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer.  The Company had $1.4 million in brokered deposits as of June 30, 2011 as compared to $3.8 million at December 31, 2010.

Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. Our outstanding FHLB advances decreased by $2.0 million at June 30, 2011 to $6.0 million, as compared to $8.0 million at December 31, 2010 due to elevated liquidity levels from increased deposits and loan payments that allowed us to pay the advances off.  The outstanding FHLB advances as of June 30, 2011 are term advances that begin to mature in the third quarter of 2011 and will be fully matured in the first quarter of 2012. The outstanding advances have a weighted average interest rate of 1.01% and are all considered short-term as they have remaining maturities of less than one year as of June 30, 2011.  See “Liquidity Management” below for the details on the FHLB borrowings program.

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

The following table shows the Oak Valley Community Bank’s and Oak Valley Bancorp’s capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at June 30, 2011 and December 31, 2010:

Oak Valley Community Bank Capital Ratios —

(dollars in thousands)

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011:
Total Capital (to Risk-Weighted Assets)	$70,856	16.1%	$43,983	10%	$35,186	8%
Tier 1 Capital (to Risk-Weighted Assets)	$65,315	14.9%	$26,390	6%	$17,593	4%
Tier 1 Capital (to Average Assets)	$65,315	11.5%	$28,341	5%	$22,673	4%

As of December 31, 2010:
Total Capital (to Risk-Weighted Assets)	$68,742	14.9%	$46,090	10%	$36,872	8%
Tier 1 Capital (to Risk-Weighted Assets)	$62,946	13.7%	$27,654	6%	$18,436	4%
Tier 1 Capital (to Average Assets)	$62,946	11.5%	$27,330	5%	$21,864	4%

Oak Valley Bancorp Capital Ratios —

(dollars in thousands)

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2011
Total Capital (to Risk-Weighted Assets)	$70,966	16.1%	N/A	N/A	$35,189	8%
Tier 1 Capital (to Risk-Weighted Assets)	$65,425	14.9%	N/A	N/A	$17,595	4%
Tier 1 Capital (to Average Assets)	$65,425	11.5%	N/A	N/A	$22,674	4%

As of December 31, 2010:
Total Capital (to Risk-Weighted Assets)	$68,910	15.0%	N/A	N/A	$36,874	8%
Tier 1 Capital (to Risk-Weighted Assets)	$63,114	13.7%	N/A	N/A	$18,437	4%
Tier 1 Capital (to Average Assets)	$63,114	11.6%	N/A	N/A	$21,865	4%

Liquidity Management

Since the Company is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Company. Under the California Financial Code, payment of a dividend from the Company to the Company is restricted to the lesser of the Company’s retained earnings or the amount of the Company’s undistributed net profits from the previous three fiscal years. The primary uses of funds for the Company are stockholder dividends, investment in the Company and ordinary operating expenses.  Management anticipates that there will be sufficient earnings at the Company level to provide dividends to the Company to meet its funding requirements for the foreseeable future.

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. We obtain funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings.  Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common and preferred stockholders. Our liquid assets at June 30, 2011 were $162.9 million compared to $129.0 million at December 31, 2010.  Our liquidity level measured as the percentage of liquid assets to total assets was 28.5% and 23.3%

at June 30, 2011 and December 31, 2010, respectively. We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity.  As of June 30, 2011, our borrowing capacity from the FHLB was approximately $129.5 million and the outstanding balance was $6.0 million, or approximately 4.6% of our borrowing capacity. We also maintain 2 lines of credit with correspondent banks to purchase up to $17.5 million in federal funds, for which there were no advances as of June 30, 2011.

Off-Balance-Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of June 30, 2011 and December 31, 2010, we had commitments to extend credit of $51.9 million and $59.9 million, respectively, which includes obligations under letters of credit of $0.7 million and $1.4 million, respectively.

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

SBLF Offering and TARP Repurchase

On August 11, 2011, we completed the private placement sale of 13,500 shares of our Non-Cumulative Perpetual Preferred Stock, Series B, for aggregate consideration of $13.5 million, which is $1,000 per share, to the United States Treasury.

Concurrently with this transaction, also on August 11, 2011, the Company fully redeemed all of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A under the TARP Capital Purchase Program for $13.5 million.  The redemption was funded by the proceeds from the $13.5 million private placement of the Company’s Non-Cumulative Perpetual Preferred Stock, Series B issued to the United States Treasury.

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

Item 2.                                                                               Unregistered Sales of Equity Securities and Use of Proceeds

We did not have any unregistered sales of our equity securities during the three months ended June 30, 2011.

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

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oak Valley Bancorp
Date: August 11, 2011	By:	/s/ RICHARD A. MCCARTY
Richard A. McCarty
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit	Description

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document