Form 10-Q
period 2011-09-30
Oak Valley Bancorp
filed 2011-11-14
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  7,718,469 shares of common stock outstanding as of October 31, 2011.

Oak Valley Bancorp

September 30, 2011

PART I — FINANCIAL STATEMENTS

Item 1. Consolidated Financial Statements (Unaudited)

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

AT SEPTEMBER 30, 2011 (UNAUDITED) AND DECEMBER 31, 2010

	September 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$74,468,079	$28,091,916
Federal funds sold	6,360,000	40,845,000
Cash and cash equivalents	80,828,079	68,936,916

Securities available for sale	86,799,674	53,267,982
Loans, net of allowance for loan loss of $8,857,422 at September 30, 2011 and $8,254,929 at December 31, 2010	381,817,959	395,206,208
Bank premises and equipment, net	13,393,214	10,173,822
Other real estate owned	244,375	778,174
Interest receivable and other assets	20,871,569	24,033,316

	$583,954,870	$552,396,418

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$505,505,125	$476,738,850
Interest payable and other liabilities	2,885,838	2,999,836
Federal Home Loan Bank advances	6,000,000	8,000,000
Total liabilities	514,390,963	487,738,686

Commitments and contingencies

Shareholders’ equity
Series A Preferred stock, no par value; $1,000 per share liquidation preference, 10,000,000 shares authorized and 13,500 issued and outstanding at December 31, 2010	0	13,013,945
Series B Preferred stock, no par value; $1,000 per share liquidation preference, 10,000,000 shares authorized and 13,500 issued and outstanding at September 30, 2011	13,500,000	0
Common stock, no par value; 50,000,000 shares authorized, 7,718,469 and 7,702,127 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	23,180,206	24,003,549
Additional paid-in capital	2,121,136	2,080,218
Retained earnings	27,661,078	24,016,466
Accumulated other comprehensive income, net of tax	3,101,487	1,543,554

Total shareholders’ equity	69,563,907	64,657,732

	$583,954,870	$552,396,418

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010

INTEREST INCOME
Interest and fees on loans	$5,887,031	$6,405,225	$17,751,393	$19,232,421
Interest on securities available for sale	810,946	592,553	2,273,355	1,769,197
Interest on federal funds sold	4,101	3,346	30,923	7,220
Interest on deposits with banks	28,354	13,370	68,514	21,158
Total interest income	6,730,432	7,014,494	20,124,185	21,029,996

INTEREST EXPENSE
Deposits	375,913	570,347	1,223,445	2,097,640
Federal Home Loan Bank advances	15,199	85,370	55,687	268,625
Federal funds purchased	51	—	51	110
Total interest expense	391,163	655,717	1,279,183	2,366,375

Net interest income	6,339,269	6,358,777	18,845,002	18,663,621
PROVISION FOR LOAN LOSSES	300,000	1,005,000	1,200,000	3,015,000

Net interest income after provision for loan losses	6,039,269	5,353,777	17,645,002	15,648,621

OTHER INCOME
Service charges on deposits	306,081	272,136	846,217	787,142
Earnings on cash surrender value of life insurance	109,710	103,986	324,668	308,671
Mortgage commissions	37,080	30,849	63,900	74,984
Other	310,499	269,078	879,771	884,047
Total non-interest income	763,370	676,049	2,114,556	2,054,844

OTHER EXPENSES
Salaries and employee benefits	2,356,589	2,143,094	7,069,980	6,483,605
Occupancy	731,512	690,209	2,063,759	2,031,127
Data processing fees	253,438	233,694	751,965	706,889
OREO expenses	8,497	35,051	358,776	598,894
Regulatory assessments	135,000	258,000	531,000	774,000
Other	723,095	828,155	2,359,473	2,355,381
Total non-interest expense	4,208,131	4,188,203	13,134,953	12,949,896

Net income before provision for income taxes	2,594,508	1,841,623	6,624,605	4,753,569

PROVISION FOR INCOME TAXES	845,565	700,700	2,260,925	1,626,221
NET INCOME	$1,748,943	$1,140,923	$4,363,680	$3,127,348

Preferred stock dividends and accretion	571,482	210,412	992,305	631,236
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,177,461	$930,511	$3,371,375	$2,496,112

NET INCOME PER COMMON SHARE	$0.15	$0.12	$0.44	$0.32

NET INCOME PER DILUTED COMMON SHARE	$0.15	$0.12	$0.44	$0.32

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2010 AND THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2011 (UNAUDITED)

	YEAR ENDED DECEMBER 31, 2010 AND NINE MONTHS ENDED SEPTEMBER 30, 2011
								Accumulated
					Additional			Other	Total
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Income	Equity

Balances, January 1, 2010	7,681,877	$23,933,440	13,500	$12,847,297	$1,997,747	$20,230,683		$1,683,084	$60,692,251

Stock options exercised	20,250	$70,109							$70,109
Preferred stock accretion				$166,648		$(166,648)			0
Preferred stock dividend payments						(675,000)			(675,000)
Stock based compensation					82,471				82,471
Comprehensive income:
Net changes in unrealized gain on available-for-sale securities (net of income tax benefit of $17,015)							(24,334)	(24,334)	(24,334)
Reclassification of realized gains (net of income tax benefit of $80,549)							(115,196)	(115,196)	(115,196)
Net income						4,627,431	4,627,431		4,627,431
Comprehensive income							$4,487,901
Balances, December 31, 2010	7,702,127	$24,003,549	13,500	$13,013,945	$2,080,218	$24,016,466		$1,543,554	$64,657,732

Stock options exercised	3,037	$9,894							$9,894
Restricted stock issued	13,305
Repurchase of Series A preferred stock			(13,500)	$(13,500,000)					(13,500,000)
Series B preferred stock issued			13,500	13,500,000					13,500,000
Preferred stock accretion				486,055		$(486,055)			0
Preferred stock dividend payments						(506,250)			(506,250)
Repurchase of U.S. Treasury Warrant		(833,237)				833,237			0
Payment to repurchase U.S. Treasury Warrant						(560,000)			(560,000)
Stock based compensation					40,918				40,918
Comprehensive income:
Net changes in unrealized gain on available-for-sale securities (net of income tax of $1,116,698)							1,597,030	1,597,030	1,597,030
Reclassification of realized gains (net of income tax benefit of $27,338)							(39,097)	(39,097)	(39,097)
Net income						4,363,680	4,363,680		4,363,680
Comprehensive income							$5,921,613
Balances, September 30, 2011	7,718,469	$23,180,206	13,500	$13,500,000	$2,121,136	$27,661,078		$3,101,487	$69,563,907

The accompanying notes are an integral part of these consolidated financial statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010

	NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,363,680	$3,127,348
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for loan losses	1,200,000	3,015,000
Depreciation	718,160	720,632
Amortization of investment securities, net	20,452	660
Stock based compensation	40,918	69,684
OREO write downs and losses on sale	290,609	413,275
Gain on called available for sale securities	(66,435)	(172,561)
Earnings on cash surrender value of life insurance	(324,668)	(308,671)
(Decrease) increase in interest payable and other liabilities	(121,498)	750,553
(Increase) decrease in interest receivable	(37,872)	76,316
Decrease in other assets	2,434,927	370,080
Net cash from operating activities	8,518,273	8,062,316

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(44,129,366)	(11,090,604)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	13,290,950	8,111,950
Net decrease in loans	12,188,249	13,679,367
Proceeds from sale of OREO	243,190	1,234,752
Proceeds from redemption of BOLI policies	0	175,771
Net purchases of premises and equipment	(3,937,552)	(887,968)
Net cash (used in) from investing activities	(22,344,529)	11,223,268

CASH FLOWS FROM FINANCING ACTIVITIES:
FHLB advanced funds	0	7,100,000
FHLB payments	(2,000,000)	(20,800,000)
Federal funds advances	0	480,000
Federal funds payments	0	(480,000)
Repurchase of Series A Preferred Stock	(13,500,000)	0
Proceeds from Series B Preferred Stock issued	13,500,000	0
Preferred stock dividend payment	(498,750)	(506,250)
Payment to repurchase U.S. Treasury Warrant	(560,000)	0
Net increase in demand deposits and savings accounts	40,067,219	28,797,189
Net decrease in time deposits	(11,300,944)	(9,103,296)
Proceeds from sale of common stock and exercise of stock options	9,894	70,110
Net cash from financing activities	25,717,419	5,557,753

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,891,163	24,843,337

CASH AND CASH EQUIVALENTS, beginning of period	68,936,916	21,648,548

CASH AND CASH EQUIVALENTS, end of period	$80,828,079	$46,491,885

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,310,802	$2,597,190
Income taxes	$3,136,119	$1,646,000

NON-CASH INVESTING ACTIVITIES:
Real estate acquired through foreclosure	$0	$641,400
Change in unrealized gain on available-for-sale securities	$2,647,293	$1,107,594

NON-CASH FINANCING ACTIVITIES:
Accretion of preferred stock	$486,055	$124,986

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

The interim consolidated financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results of a full year’s operations.  For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2010.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  The ASU clarifies which loan modifications constitute troubled debt restructurings. It is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring (“TDR”), both for purposes of recording an impairment loss and for disclosure of a TDR. In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. The amendments to ASU Topic 310, Receivables, clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. ASU No. 2011-02 is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  There was no significant impact on the Company’s financial position or results of operations as a result of adopting this ASU.

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

NOTE 3 — PREFERRED STOCK REPURCHASE AND WARRANT REDEMPTION

In August 2011, The Company repurchased the $13,500,000 of Series A Preferred Stock originally issued to the U.S. Treasury in December 2008 in connection with the Company’s participation in the Capital Purchase Program (“CPP”).  The Company simultaneously issued $13,500,000 in Series B Preferred Stock to the U.S. Treasury under the Small Business Lending Funding (“SBLF”) program.  Subsequently, the Company fully redeemed a warrant to purchase 350,346 shares of its Common Stock, at the exercise price of $5.78 per share that the Company had granted to the U.S. Treasury pursuant to the CPP, for a purchase price of $560,000, which settled in September 2011.  So long as the preferred stock remains outstanding under SBLF, it will pay quarterly cumulative dividends at a variable rate between 1% and 5% per year for the first 2.5 years depending on growth of our small business loan portfolio.  If there is no loan growth after 2.5 years, the dividend rate could increase to 7% and if the preferred stock remains outstanding after 4.5 years, the rate increases to 9%, regardless of loan growth.

The repurchase of the original preferred stock shares under CPP resulted in preferred stock discount accretion of $389,000, the full remaining balance of the preferred stock discount at the time of the repurchase.  This entry was recorded in the third quarter of 2011 and is reflected in the Preferred stock dividends and accretion line of the statements of income.

NOTE 4 — SECURITIES

The amortized cost and estimated fair values of debt securities as of September 30, 2011 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Market Value
Available-for-sale securities:
U.S. agencies	$50,612,981	3,283,600	$0	$53,896,581
Collateralized mortgage obligations	11,613,387	770,147	(14,231)	12,369,303
Municipalities	13,329,226	1,245,778	0	14,575,004
SBA Pools	1,246,015	0	(2,299)	1,243,716
Corporate debt	2,000,000	0	(32,199)	1,967,801
Mutual Fund	2,727,437	19,832	0	2,747,269
	$81,529,046	$5,319,357	$(48,729)	$86,799,674

The following tables detail the gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011.

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. agencies	$0	$0	$0	0	$0	$0
Collateralized mortgage obligations	2,042,958	(14,231)	0	0	2,042,958	(14,231)
Municipalities	0	0	0	0	0	0
SBA Pools	0	0	1,243,716	(2,299)	1,243,716	(2,299)
Corporate debt	1,967,801	(32,199)	0	0	1,967,801	(32,199)
Mutual Fund	0	0	0	0	0	0
Total temporarily impaired securities	$4,010,759	$(46,430)	$1,243,716	$(2,299)	$5,254,475	$(48,729)

At September 30, 2011, a total of two SBA pools make up the total amount of securities in an unrealized loss position for greater than 12 months.  Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary.  Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due solely to interest rate changes and the Company does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities at September 30, 2011, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Estimated
	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$8,579,110	$8,640,310
Due after one year through five years	9,731,982	10,669,401
Due after five years through ten years	22,408,617	24,331,252
Due after ten years	40,809,337	43,158,711
	$81,529,046	$86,799,674

The amortized cost and estimated fair values of debt securities as of December 31, 2010, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. agencies	$28,678,709	1,566,549	$(54,870)	$30,190,388
Collateralized mortgage obligations	7,946,854	189,926	0	8,136,780
Municipalities	9,870,381	931,375	(2,257)	10,799,499
SBA Pools	1,517,332	0	(11,236)	1,506,096
Mutual Fund	2,631,371	14,063	(10,215)	2,635,219
	$50,644,647	$2,701,913	$(78,578)	$53,267,982

The following tables detail the gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010.

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. agencies	$3,101,384	$(54,870)	$0	$0	$3,101,384	$(54,870)
Collateralized mortgage obligations	0	0	0	0	0	0
Municipalities	427,130	(2,257)	0	0	427,130	(2,257)
SBA Pools	0	0	1,499,228	(11,236)	1,499,228	(11,236)
Mutual Fund	989,786	(10,215)	0	0	989,786	(10,215)
Total temporarily impaired securities	$4,518,300	$(67,342)	$1,499,228	$(11,236)	$6,017,528	$(78,578)

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

The Company recognized a gain of $27,611 and $66,435 for the three and nine month periods ended September 30, 2011, respectively, on certain available-for-sale securities that were partially called, which compares to $46,030 and $172,561 in the same periods of 2010.  There were no sales of available-for-sale securities during the first nine months of 2011 and 2010.

Securities carried at $53,641,450 and $46,405,847 at September 30, 2011 and December 31, 2010, respectively, were pledged to secure deposits of public funds.

NOTE 5 — LOANS

The Company’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of September 30, 2011, approximately 82% of the Company’s loans are commercial real estate loans which includes construction loans. Approximately 8% of the Company’s loans are for general commercial uses including professional, retail, and small business. Additionally, 7% of the Company’s loans are for residential real estate and other consumer loans. The remaining 3% are agriculture loans.

Loan totals were as follows:

	September 30, 2011	December 31, 2010
Commercial real estate:
Commercial real estate- construction	$12,581,985	$13,669,527
Commercial real estate- mortgages	277,078,981	289,208,721
Land	17,344,184	18,975,637
Farmland	15,797,471	14,876,426
Commercial and industrial	31,773,238	30,755,651
Consumer	1,231,189	1,242,300
Consumer residential	24,253,685	21,843,935
Agriculture	11,318,631	13,621,952
Total loans	391,379,364	404,194,149

Less:
Deferred loan fees and costs, net	(703,983)	(733,012)
Allowance for loan losses	(8,857,422)	(8,254,929)
Net loans	$381,817,959	$395,206,208

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At September 30, 2011, approximately 37.1% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

Non-accrual loans, segregated by class of loans, were as follows:

	September 30, 2011	December 31, 2010
Commercial real estate:
Commercial real estate- construction	$967,666	$3,252,081
Commercial real estate- mortgages	4,174,385	4,190,665
Land	3,335,115	3,810,473
Farmland	0	0
Commercial and industrial	26,322	221,723
Consumer	0	0
Consumer residential	0	0
Agriculture	0	0
Total non-accrual loans	$8,503,488	$11,474,942

Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income of approximately $167,000 and $529,000 in three and nine month periods ended September 30, 2011, respectively, as compared to $163,000 and $546,000 in the same periods of 2010.

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of September 30, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Greater Than 90 Days Past Due and Still Accruing
September 30, 2011
Commercial real estate:
Commercial R.E. - construction	$0	$549,109	$0	$549,109	$12,032,876	$0
Commercial R.E. - mortgages	0	0	4,174,386	4,174,386	272,904,595	0
Land	0	2,759,964	575,152	3,335,116	14,009,068	0
Farmland	0	0	0	0	15,797,471	0
Commercial and industrial	67,913	0	0	67,913	31,705,325	0
Consumer	0	0	0	0	1,231,189	0
Consumer residential	0	0	0	0	24,253,685	0
Agriculture	0	0	0	0	11,318,631	0
Total	$67,913	$3,309,073	$4,749,538	$8,126,524	$383,252,840	$0

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Greater Than 90 Days Past Due and Still Accruing
December 31, 2010
Commercial real estate:
Commercial R.E. - construction	$0	$0	$2,663,126	$2,663,126	$11,006,401	$0
Commercial R.E. - mortgages	1,473,940	2,865,492	1,325,173	5,664,605	283,544,116	0
Land	0	0	3,810,473	3,810,473	15,165,164	0
Farmland	0	0	0	0	14,876,426	0
Commercial and industrial	0	0	0	0	30,755,651	0
Consumer	0	0	0	0	1,242,300	0
Consumer residential	0	0	0	0	21,843,935	0
Agriculture	0	0	0	0	13,621,952	0
Total	$1,473,940	$2,865,492	$7,798,772	$12,138,204	$392,055,945	$0

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

Impaired loans as of September 30, 2011 and December 31, 2010 are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
September 30, 2011
Commercial real estate:
Commercial R.E. - construction	$1,049,448	$418,557	$549,109	$967,666	$86,303	$1,378,721
Commercial R.E. - mortgages	4,469,681	1,308,893	2,865,492	4,174,385	502,692	4,174,385
Land	7,707,585	703,731	2,631,384	3,335,115	465,798	3,337,616
Farmland	0	0	0	0	0	0
Commercial and Industrial	29,023	26,322	0	26,322	0	27,073
Consumer	0	0	0	0		0
Consumer residential	0	0	0	0		0
Agriculture	0	0	0	0		0
Total	$13,255,737	$2,457,503	$6,045,985	$8,503,488	$1,054,793	$8,917,795

December 31, 2010
Commercial real estate:
Commercial R.E. - construction	$3,405,167	$1,427,776	$1,824,305	$3,252,081	$179,725	$4,430,245
Commercial R.E. - mortgages	4,469,681	4,190,665	0	4,190,665	0	1,900,081
Land	7,710,271	739,732	3,070,741	3,810,473	768,118	4,231,514
Farmland	0	0	0	0	0	0
Commercial and industrial	222,023	221,723	0	221,723	0	207,384
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	2,417
Agriculture	0	0	0	0	0	0
Total	$15,807,142	$6,579,896	$4,895,046	$11,474,942	$947,843	$10,771,641

Troubled Debt Restructurings —  In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

As a result of adopting the amendments in Accounting Standards Update No. 2011-02, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) for identification as troubled debt restructurings.  The Company identified as troubled debt restructurings two loans with carrying values totaling $2.6 million that was not previously identified as a troubled debt restructure.  However, the receivables were previously identified as collateral dependent impaired loans and the related allowance for loan losses of $409,000 was measured in accordance with the guidance in Section 310-10-35.  The amendments in Accounting Standards Update No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired at the end of the first interim period of adoption (September 30, 2011), there were no newly identified trouble debt restructures for which the allowance for loan losses was previously measured under general allowance for loan losses methodology and are now impaired under Section 310-10-35.

At September 30, 2011, there were 7 loans and leases that were considered to be troubled debt restructurings. Of these loans and leases, one is modified and is currently performing (less than ninety days past due) totaling $604,000 and 6 are considered nonperforming totaling $4,329,000. At September 30, 2011 there were unfunded commitments of $1,274,000 on one loan classified as a troubled debt restructure because of an agreement with a borrower to continue advancing funds and covering overhead costs on a residential development project.  The Company will receive proceeds to pay down the principal as the residential properties sell.  As of December 31, 2010, there were no unfunded commitments on those loans considered troubled debt restructures.

The Company has allocated $552,000 and $119,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of September 30, 2011 and December 31, 2010, respectively. The Company has commitments to lend an additional $1,274,000, as described above, to one of these borrowers as of September 30, 2011.  The Company had not committed to lend additional amounts to these borrowers as of December 31, 2010.

During the nine-month period ended September 30, 2011, the terms of four loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date; or a temporary payment modification in which the payment amount allocated towards principal was reduced. In some cases, a permanent reduction of the accrued interest on the loan was conceded.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and nine month period ended September 30, 2011:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Commercial R.E. - construction	0	$0	$0	2	$2,294,219	$2,294,219
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	0	0	0	2	3,224,764	3,224,764
Farmland	0	0	0	0	0	0
Commercial and Industrial	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Total	0	$0	$0	4	$5,518,983	$5,518,983

The troubled debt restructurings during the nine-month period ended September 30, 2011 did not increase the allowance for loan losses as a result of the loan modification and there were no charge offs as a result of the loan modifications.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and nine month periods ended September 30, 2011.

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial real estate:
Commercial R.E. - construction	1	$549,109	1	$549,109
Commercial R.E. - mortgages	0	0	0	0
Land	2	2,631,384	2	2,631,384
Farmland	0	0	0	0
Commercial and Industrial	0	0	0	0
Consumer	0	0	0	0
Consumer residential	0	0	0	0
Agriculture	0	0	0	0
Total	3	$3,180,493	3	$3,180,493

A loan is considered to be in payment default once it is ninety days contractually past due under the modified terms.

The troubled debt restructuring that subsequently defaulted above did not result in an increase to the allowance for loan losses or a charge-off during the three and nine month periods ended September 30, 2011.

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

We grade loans using the following letter system:

1 Exceptional Loan

2 Quality Loan

3A Better Than Acceptable Loan

3B Acceptable Loan

3C Marginally Acceptable Loan

4 (W) Watch Acceptable Loan

5 Other Loans Especially Mentioned

6 Substandard Loan

7 Doubtful Loan

8 Loss

1. Exceptional Loan - Loans with A+ credits that contain very little, if any, risk. Grade 1 loans are considered Pass.  To qualify for this rating, the following characteristics must be present:

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

2. Quality Loan - Loans with excellent sources of repayment that conform in all respects to bank policy and regulatory requirements. These are also loans for which little repayment risk has been identified. No credit or collateral exceptions. Grade 2 loans are considered Pass.  Other factors include:

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

4W Watch Acceptable - Watch grade will be assigned to any credit that is adequately secured and performing but monitored for a number of indicators. These characteristics may include any unexpected short-term adverse financial performance from budgeted projections or prior period’s results (i.e., declining profits, sales, margins, cash flow, or increased reliance on leverage, including adverse balance sheet ratios, trade debt issues, etc.). Additionally, any managerial or personal problems of company management, decline in the entire industry or local economic conditions failure to provide financial information or other documentation as requested; issues regarding delinquency, overdrafts, or renewals; and any other issues that cause concern for the company. Loans to individuals or loans supported by guarantors with marginal net worth and/or marginal collateral. Weakness identified in a Watch credit is short-term in nature.  Loans in this category are usually accounts the Company would want to retain providing a positive turnaround can be expected within a reasonable time frame.  Grade 4 loans are considered Pass.

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

The following table presents weighted average risk grades of our loan portfolio:

	September 30, 2011	December 31, 2010
	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.23	4.83
Commercial real estate - mortgages	3.26	3.27
Land	5.23	5.37
Farmland	3.30	3.45
Commercial and Industrial	3.30	3.28
Consumer	2.71	2.77
Consumer residential	3.05	3.01
Agriculture	3.19	3.20
Total gross loans	3.34	3.42

The following table presents risk grade totals by class of loans as of September 30, 2011.  Risk grades 1 through 4 have been aggregated in the “Pass” line.

Dollars in thousands	Commercial R.E. Construction	Commercial R.E. Mortgages	Land	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

September 30, 2011
Pass	$11,614,320	$257,532,950	$11,054,691	$14,411,272	$30,792,695	$1,214,764	$23,857,454	$10,602,599	$361,080,745
Special mention	—	10,010,295	—	—	85,549	—	—	—	10,095,844
Substandard	967,665	9,535,736	6,289,493	1,386,199	894,994	16,425	396,231	716,032	20,202,775
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$12,581,985	$277,078,981	$17,344,184	$15,797,471	$31,773,238	$1,231,189	$24,253,685	$11,318,631	$391,379,364

December 31, 2010
Pass	$10,417,446	$265,361,186	$4,076,121	$12,225,807	$28,295,716	$1,225,072	$21,723,935	$12,593,405	$355,918,688
Special mention	—	10,352,335	—	1,190,402	1,573,044	—	—	278,548	13,394,329
Substandard	3,252,081	13,495,200	14,899,516	1,460,217	886,891	17,228	120,000	749,999	34,881,132
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$13,669,527	$289,208,721	$18,975,637	$14,876,426	$30,755,651	$1,242,300	$21,843,935	$13,621,952	$404,194,149

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2011 and 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses

For the Three and Nine Months Ended September 30, 2011 and 2010

	Commercial	Commercial		Consumer
	Real Estate	and industrial	Consumer	Residential	Agriculture	Unallocated	Total
Three Months Ended September 30, 2011
Beginning balance	$6,777,668	$768,046	$43,630	$393,923	$159,119	$448,653	$8,591,039
Charge-offs	(29,001)	0	(1,296)	(38,078)	0	0	(68,375)
Recoveries	28,581	4,707	1,240	230	0	0	34,758
Provision	125,007	37,876	21,482	16,731	118,746	(19,842)	300,000
Ending balance	$6,902,255	$810,629	$65,056	$372,806	$277,865	$428,811	$8,857,422

Nine Months Ended September 30, 2011
Beginning balance	$6,577,011	$686,303	$61,115	$375,349	$152,526	$402,625	$8,254,929
Charge-offs	(565,368)	(35,000)	(4,152)	(38,078)	0	0	(642,598)
Recoveries	28,581	10,983	5,264	263	0	0	45,091
Provision	862,031	148,343	2,829	35,272	125,339	26,186	1,200,000
Ending balance	$6,902,255	$810,629	$65,056	$372,806	$277,865	$428,811	$8,857,422

Three Months Ended September 30, 2010
Beginning balance	$6,304,934	$584,500	$41,437	$167,935	$137,309	$378,023	$7,614,138
Charge-offs	(912,555)	0	(8,263)	0	0	0	(920,818)
Recoveries	0	0	1,886	0	0	0	1,886
Provision	771,558	184,367	26,127	2,315	(250)	20,883	1,005,000
Ending balance	$6,163,937	$768,867	$61,187	$170,250	$137,059	$398,906	$7,700,206

Nine Months Ended September 30, 2010
Beginning balance	$5,844,793	$648,523	$43,822	$201,741	$142,009	$139,334	$7,020,222
Charge-offs	(2,298,688)	0	(12,528)	(29,001)	0	0	(2,340,217)
Recoveries	0	1,218	3,983	0	0	0	5,201
Provision	2,617,832	119,126	25,910	(2,490)	(4,950)	259,572	3,015,000
Ending balance	$6,163,937	$768,867	$61,187	$170,250	$137,059	$398,906	$7,700,206

The following table details the allowance for loan losses and ending gross loan balances as of September 30, 2011 and December 31, 2010, summarized by collective and individual evaluation methods of impairment.

	Commercial	Commercial		Consumer
	Real Estate	and industrial	Consumer	Residential	Agriculture	Unallocated	Total
September 30, 2011
Allowance for loan losses for loans:
Individually evaluated for impairment	$1,054,793	$0	$0	$0	$0	$0	$1,054,793
Collectively evaluated for impairment	5,847,462	810,629	65,056	372,806	277,865	428,811	7,802,629
	$6,902,255	$810,629	$65,056	$372,806	$277,865	$428,811	$8,857,422

Ending gross loan balances:
Individually evaluated for impairment	$8,477,166	$26,322	$0	$0	$0	$0	$8,503,488
Collectively evaluated for impairment	$314,325,455	$31,746,916	$1,231,189	$24,253,685	$11,318,631	$0	$382,875,876
	$322,802,621	$31,773,238	$1,231,189	$24,253,685	$11,318,631	$0	$391,379,364

December 31, 2010
Allowance for loan losses for loans:
Individually evaluated for impairment	$947,843	$0	$0	$0	$0	$0	$947,843
Collectively evaluated for impairment	$5,629,168	$686,303	$61,115	$375,349	$152,526	$402,625	$7,307,086
	$6,577,011	$686,303	$61,115	$375,349	$152,526	$402,625	$8,254,929

Ending balances of loans:
Individually evaluated for impairment	$11,253,219	$221,723	$0	$0	$0	0	$11,474,942
Collectively evaluated for impairment	$325,477,092	$30,533,928	$1,242,300	$21,843,935	$13,621,952	0	$392,719,207
	$336,730,311	$30,755,651	$1,242,300	$21,843,935	$13,621,952	$0	$404,194,149

Changes in the reserve for off-balance-sheet commitments were as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010

Balance, beginning of year	$133,078	$153,838	$157,001	$171,900
Provision Charged to Operations for Off Balance Sheet	(3,922)	(13,373)	(27,845)	(31,435)
Balance, end of year	$129,156	$140,465	$129,156	$140,465

The method for calculating the reserve for off-balance-sheet loan commitments is based on an reserve percentage which is less than other outstanding loan types because they are at a lower risk level.  This reserve percentage, based on many factors including historical losses and existing economic conditions, is evaluated by management periodically and is applied to the total undisbursed loan commitment balance to calculate the reserve for off-balance-sheet commitments.  Reserves for off-balance-sheet commitments are recorded in interest payable and other liabilities on the condensed consolidated balance sheets.

At September 30, 2011 and December 31, 2010, loans carried at $318,529,495 and $331,288,636, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 6 — OTHER REAL ESTATE OWNED

As of September 30, 2011, the Company owned two properties with balances of $244,375 that were classified as other real estate owned, as compared to three properties with outstanding balances of $778,174 as of December 31, 2010.  Each of these properties was acquired through loan foreclosure.

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

NOTE 7 — OTHER POST-RETIREMENT BENEFIT PLANS

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

Future compensation under both plans is earned for services rendered through retirement. The Company accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the plans. The Company’s current benefit liability is determined based on vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which average approximately 20 years.  The salary continuation liability as of September 30, 2011 and December 31, 2010 was $1,444,320 and $1,300,062, respectively, and is reported in interest payable and other liabilities on the condensed consolidated balance sheet.

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

The combined cash surrender value of all Bank-owned life insurance policies recorded in other assets on the condensed consolidated balance sheet was $11,148,310 and $11,098,636 at September 30, 2011 and December 31, 2010, respectively.

NOTE 8 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The financial statements include various estimated fair value information as of September 30, 2011 and December 31, 2010. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change. The following methods and assumptions are used by the Company.

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

Commitments — Loan commitments and standby letters of credit generate ongoing fees, which are recognized over the term of the commitment period.  In situations where the borrower’s credit quality has declined, we record a reserve for these off-balance sheet commitments.  Given the uncertainty in the likelihood and timing of a commitment being drawn upon, a reasonable estimate of the fair value of these commitments is the carrying value of the related unamortized loan fees plus the reserve, which is not material.

The table below is a summary of fair value estimates for financial instruments as of September 30, 2011 and December 31, 2010.  The carrying amounts in the following table are recorded in the condensed consolidated balance sheets under the indicated captions.  We have excluded non-financial assets and non-financial liabilities defined by the Codification (ASC 820-10-15-1A), such as bank premises and equipment, deferred taxes and other liabilities.  In addition, we have not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as bank owned life insurance policies.

	September 30, 2011
	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents	$80,828,079	$80,828,079
Securities available for sale	86,799,674	86,799,674
Loans, net	381,817,959	389,156,866
Interest receivable	1,679,734	1,679,734

Financial liabilities:
Deposits	(505,505,125)	(506,133,929)
FHLB advance	(6,000,000)	(6,012,682)
Interest payable	(135,658)	(135,658)

	December 31, 2010
	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents	$68,936,916	$68,936,916
Securities available for sale	53,267,982	53,267,982
Loans, net	395,206,208	400,399,726
Interest receivable	1,641,862	1,641,862

Financial liabilities:
Deposits	(476,738,850)	(477,261,566)
FHLB advance	(8,000,000)	(8,028,835)
Interest payable	(167,277)	(167,277)

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2011
	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$53,896,581	$0	$53,896,581	$0
Collateralized mortgage obligations	12,369,303	0	12,369,303	0
Municipalities	14,575,004	0	14,575,004	0
SBA Pools	1,243,716	0	1,243,716	0
Corporate Debt	1,967,801	0	1,967,801	0
Mutual Fund	2,747,269	2,747,269	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired loans	$4,991,192	$0	$0	$4,991,192
Other real estate owned	$244,375	$0	$0	$244,375

	Fair Value Measurements at December 31, 2010
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities
U.S. agencies	$30,190,388	$0	$30,190,388	$0
Collateralized mortgage obligations	8,136,780	0	8,136,780	0
Municipalities	10,799,499	0	10,799,499	0
SBA Pools	1,506,096	0	1,506,096	0
Mutual Fund	2,635,219	2,635,219	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired loans	$3,947,203	$0	$0	$3,947,203
Other real estate owned	$778,174	$0	$0	$778,174

Losses recognized from non-recurring fair value adjustments for the three and nine month periods ended September 30, 2011 and 2010 are presented on the following table:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010

Impaired loans	$0	$809,233	$444,860	$1,890,991
Other real estate owned	0	32,312	72,339	127,474
Total loss from non-recurring fair value adjustments	$0	$841,545	$517,199	$2,018,465

The fair value of securities available for sale equals quoted market price, if available.  If quoted market prices are not available, fair value is determined using quoted market prices for similar securities.  Changes in fair market value are recorded in other comprehensive income net of tax.

The fair value measurement applies to impaired loans, which includes impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral.  At September 30, 2011, impaired loans that were charged down to the fair value of the collateral or that had a specific loan loss reserve had a principal balance of $6,045,985 with a valuation allowance of $1,054,793.  Upon being classified as impaired, either a charge off or a specific reserve or both may be taken to reduce the balance of each loan to an estimate of the collateral fair market value less cost to dispose. This estimate was a level 3 valuation.

Fair value of other real estate owned is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the property.  Total fair market value at September 30, 2011 was $244,375 which was a level 3 valuation.  Any market value write downs are charged directly to operating expenses.  The Company is required by internal bank policies to order real estate appraisals on OREO properties every six months.  In addition, management evaluates the book values on a quarterly basis for reasonableness and makes fair value adjustments as necessary.

NOTE 9 — EARNINGS PER SHARE

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

	THREE MONTHS ENDED
	SEPTEMBER 30,
In thousands (except share and per share amounts)	2011	2010
BASIC EARNINGS PER SHARE

Net income available to common shareholders	$1,177,461	$930,511
Weighted average shares outstanding	7,705,164	7,692,900
Net income per common share	$0.15	$0.12

DILUTED EARNINGS PER SHARE

Net income available to common shareholders	$1,177,461	$930,511
Weighted average shares outstanding	7,705,164	7,692,900
Effect of dilutive stock options	15,636	36,275
Effect of dilutive non-vested restricted shares	10,663	0
Effect of dilutive warrants	0	0
Weighted average shares of common stock and common stock equivalents	7,731,463	7,729,175
Net income per diluted common share	$0.15	$0.12

	NINE MONTHS ENDED
	SEPTEMBER 30,
In thousands (except share and per share amounts)	2011	2010
BASIC EARNINGS PER SHARE

Net income available to common shareholders	$3,371,375	$2,496,112
Weighted average shares outstanding	7,710,097	7,685,592
Net income per common share	$0.44	$0.32

DILUTED EARNINGS PER SHARE

Net income available to common shareholders	$3,371,375	$2,496,112
Weighted average shares outstanding	7,710,097	7,685,592
Effect of dilutive stock options	12,301	34,024
Effect of dilutive non-vested restricted shares	9,252	0
Effect of dilutive warrants	7,939	0
Weighted average shares of common stock and common stock equivalents	7,739,589	7,719,616
Net income per diluted common share	$0.44	$0.32

During the three and nine month periods ended September 30, 2011, anti-dilutive weighted average options to purchase 221,741 and 219,625 shares of common stock, respectively, were outstanding with prices ranging from $5.74 to $15.67.  Anti-dilutive weighted average stock options of 223,386 and 234,517 were outstanding during the same three and nine month periods of 2010, respectively, with prices ranging from $5.20 to $15.67.  These options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.  These options begin to expire in 2013.  Weighted average warrants of 350,346 issued to the U.S. Treasury Capital Purchase Program were anti-dilutive for the three month period ended September 30, 2011, as the exercise price of $5.78 was more than the average market price of common shares.  These warrants were dilutive for the nine month period ended September 30, 2011, as well as the three and nine month periods ended September 30, 2011, as the exercise price was more than the average market price of common shares.

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

Management believes the following were important factors in the Company’s performance during the three and nine month periods ended September 30, 2011:

•                  Thanks to our deep roots in the communities that we serve, our focus on customer care and our selectivity in lending, during the first nine months of 2011, our performance has been better than most institutions of our size that compete in our market.  Despite the stagnant economy affecting our primary market areas, we have been able to increase our core deposits to $467.3 million and have posted net income available to common shareholders of $0.15 and $0.44 per diluted share for the three and nine month periods ended September 30, 2011, respectively.  While recently published economic data indicate that the current downturn may be easing, it is not clear when or at what speed the recession will end. To the extent that the recession continues, it will affect the market areas that we serve and our results accordingly.

•                      The Company recognized net income available to common shareholders of $1,177,000 and $3,371,000 for the three and nine month periods ended September 30, 2011, respectively, as compared to $931,000 and $2,496,000 for the same periods in 2010.  The Company recognized net income before preferred stock dividends and accretion of $1,749,000 and $4,364,000 for the third quarter and nine month period ended September 30, 2011, respectively.  The factors contributing to these results will be discussed below.

•                  The Company recognized $571,000 and $992,000, respectively, in the third quarter and nine month period ended September 30, 2011 associated with the accrual for preferred stock dividends and accretion of the preferred stock discount in connection with the 13,500 shares of Series A Preferred Stock that the U.S. Treasury purchased from the Company in December 2008 under the TARP Program. The Company converted out of the TARP program and into the Small Business Lending Funding (“SBLF”) program in August 2011, which resulted in preferred stock discount accretion of $389,000, the full remaining balance of the discount.  So long as such preferred stock remains outstanding under SBLF, it will pay quarterly cumulative dividends at a variable rate between 1% and 5% per year for the first 2.5 years depending on growth of our small business loan portfolio.  If there is no loan growth after 2.5 years, the dividend rate could increase to 7% and if the preferred stock remains outstanding after 4.5 years, the rate increases to 9%, regardless of loan growth.

•                The Company has taken significant steps to reduce the risk of loan losses.   In the three and nine month periods ended September 30, 2011, the provision for loan loss was $300,000 and $1,200,000, respectively, which was a decrease of $705,000 and $1,815,000 compared to the same periods in 2010.  The decrease was mainly due to management’s assessment of the appropriate level for the allowance for loan losses and a decrease in the level of non-accrual loans. The Company continues to monitor its loan portfolio with the objective of avoiding defaults or write-downs.  Despite these actions, the possibility of additional losses cannot be eliminated, but the Board of Directors and all employees continue to work hard to make the best of these continuing challenging conditions.

•                      Net interest income decreased $19,000 or 0.3% for the three month period ended September 30, 2011 and increased $181,000 or 1.0% for the nine month period ended September 30, 2011, compared to the same periods in 2010.  The decrease for the quarter was primarily due to a decrease in average loan balances of $19.7 million, and the year-to-date increase was primarily due to the increase in average earning assets of $43.4 million for the nine month period ended September 30, 2011, as compared to the same periods of 2010.

•                      Non-interest income increased by $87,000 or 12.9% and $60,000 or 2.9% for the third quarter and nine month periods ended September 30, 2011, respectively, as compared to the same periods in 2010.  The increase was primarily due to gains in service charges on deposits as described below.

•                      Non-interest expense increased by $20,000 or 0.5% and $185,000 or 1.4% for the three and nine month periods ended September 30, 2011, respectively, as compared to the same periods in 2010.  The primary reason for the increase was an increase in salaries and benefits and occupancy associated with new branch openings, which was offset in part by the reduction in the write downs of OREO property values as described below.

•                      Total assets increased $31.6 million or 5.7% from December 31, 2010.  Total net loans decreased by $13.4 million or 3.4% and investment securities increased by $33.5 million or 62.9% from December 31, 2010 to September 30, 2011, while deposits increased by $28.8 million or 6.2% for the same period.

Income Summary

For the three and nine month periods ended September 30, 2011, the Company recorded net income available to common shareholders of $1,177,000 and $3,371,000, respectively, representing increases of $246,000 and $875,000 as compared to the same periods in 2010.  Return on average assets (annualized) was 1.21% and 1.03% for the third quarter and nine month periods ended September 30, respectively, as compared with 0.86% and 0.81% for the same periods in 2010.  Annualized return on average common equity was 8.44% and 8.43% for the third quarter and nine month period ended September 30, 2011, respectively, as compared to 7.38% and 6.83% for the same periods of 2010.

Net income before provisions for income taxes and preferred stock dividends and accretion was up $753,000 and $1,871,000 for the third quarter and nine month periods ended September 30, 2011 from the comparable 2010 periods.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

	Effect on Pre-Tax Income	Effect on Pre-Tax Income
	Increase (Decrease)	Increase (Decrease)
	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2011	September 30, 2011
Change from 2010 to 2011 in:
Net interest income	$(19)	$181
Provision for loan losses	705	1,815
Non-interest income	87	60
Non-interest expense	(20)	(185)
Change in income before income taxes	$753	$1,871

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three and nine month periods ended September 30, 2011, net interest income was $6.34 million and $18.85 million, respectively, which represented a decrease of $20,000 or 0.3% for the third quarter and an increase of $181,000 or 1.0% for the nine month period ended September 30, 2011, from the comparable periods in 2010.

The net interest margin (net interest income as a percentage of average interest earning assets) was 4.85% and 4.88% for the three and nine month periods ended September 30, 2011, respectively, a decrease of 38 and 39 basis points, as compared to the same periods in 2010.  The decrease in the net interest margin in the first nine months of 2011 was primarily attributable to the increased average cash and cash equivalent balances of $39.2 million which are earning 0.24% and thus driving down the overall yield on earning assets.

The current low market interest rate environment has had a positive impact on net interest income in previous years because the Company’s balance sheet is liability sensitive which typically results in our average cost of funds decreasing faster than the average yield on interest earning assets in a declining rate environment.  In 2011, we have not recognized this benefit to the same degree, as deposit interest rates are at historic lows and have essentially reached a threshold in which they cannot reasonably be further reduced.  However, the total cost of funds did decrease 30 and 40 basis points in the third quarter and nine month period ended September 30, 2011, respectively, compared to 2010 due to a shift from high cost CDs and FHLB borrowed funds into demand deposit and money market accounts.  In addition, average non-interest-bearing demand deposit balances increased by $25.1 million for the nine month period ended September 30, 2011, as compared to the same period of 2010.  Compared to cost of funds, the decrease in earning asset yield was more significant at 62 and 72 basis points for the three and nine month periods ended September 30, 2011, respectively, compared to the same periods of 2010.  The investment securities portfolio recognized the most significant decrease of 78 basis points for the 2011 year-to-date period as compared to 2010, mainly because of the Company deploying cash into investment security purchases, which have historically low yields.  The yield on loans has remained more stable, with a reduction of 20 basis points for the 2011 year-to-date period as compared to 2010, partly as a result of the significant portion of our loans that are at their contractual rate floors.

The following tables shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three and nine month periods ended September 30, 2011 and 2010:

Net Interest Analysis

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
(Dollars in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield	Average Balance	Interest Income / Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$390,329	$5,889	5.99%	$409,992	$6,408	6.20%
Investment securities (2)	81,806	886	4.30%	49,626	652	5.21%
Federal funds sold	6,978	4	0.23%	5,792	3	0.21%
Interest-earning deposits	45,655	28	0.24%	21,452	13	0.24%
Total interest-earning assets	524,768	6,807	5.15%	486,862	7,076	5.77%
Total noninterest earning assets	50,172			38,028
Total Assets	574,940			524,890
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	247,621	181	0.29%	207,921	311	0.59%
NOW deposits	66,296	32	0.19%	60,583	48	0.31%
Savings deposits	17,739	14	0.31%	14,880	15	0.40%
Time certificates of deposit $100,000 or more	39,202	96	0.97%	40,528	98	0.96%
Other time deposits	22,611	53	0.93%	35,637	98	1.09%
Other borrowings	6,019	15	0.99%	18,500	85	1.82%
Total interest-bearing liabilities	399,488	391	0.39%	378,049	655	0.69%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	103,958			80,196
Other liabilities	2,656			3,101
Total noninterest-bearing liabilities	106,614			83,297
Shareholders’ equity	68,838			63,544
Total liabilities and shareholders’ equity	$574,940			$524,890
Net interest income		$6,416			$6,421
Net interest spread (3)			4.76%			5.08%
Net interest margin (4)			4.85%			5.23%

(1)  Loan fees have been included in the calculation of interest income.

(2) Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

	Nine months ended			Nine months ended
	September 30, 2011			September 30, 2010
(Dollars in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield	Average Balance	Interest Income / Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$394,011	$17,758	6.03%	$413,504	$19,262	6.23%
Investment securities (2)	72,354	2,486	4.59%	48,696	1,956	5.37%
Federal funds sold	17,729	31	0.23%	4,248	7	0.22%
Interest-earning deposits	38,321	69	0.24%	12,608	21	0.22%
Total interest-earning assets	522,415	20,344	5.21%	479,056	21,246	5.93%
Total noninterest earning assets	42,968			38,613
Total Assets	565,383			517,669
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	241,497	594	0.33%	208,576	1,133	0.73%
NOW deposits	65,520	100	0.20%	59,301	145	0.33%
Savings deposits	18,487	52	0.38%	14,629	47	0.43%
Time certificates of deposit $100,000 or more	41,058	305	0.99%	39,778	401	1.35%
Other time deposits	23,952	172	0.96%	36,519	372	1.36%
Other borrowings	7,025	56	1.07%	20,719	269	1.74%
Total interest-bearing liabilities	397,539	1,279	0.43%	379,522	2,367	0.83%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	98,015			72,947
Other liabilities	2,863			2,811
Total noninterest-bearing liabilities	100,878			75,758
Shareholders’ equity	66,966			62,389
Total liabilities and shareholders’ equity	$565,383			$517,669
Net interest income		$19,065			$18,879
Net interest spread (3)			4.78%			5.10%
Net interest margin (4)			4.88%			5.27%

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

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three and nine month periods ended September 30, 2011 and 2010.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

(In thousands)

	For the Three Months Ended September 30,
	2011 vs 2010
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1)	$(308)	$(211)	$(519)
Investment securities	423	(189)	234
Federal funds sold	0	1	1
Interest-earning deposits	15	0	15
Total interest income	$130	$(399)	$(269)

Interest expense:
Money market deposits	59	(189)	(130)
NOW deposits	4	(20)	(16)
Savings deposits	3	(4)	(1)
Time CD $100K or more	(3)	1	(2)
Other time deposits	(36)	(9)	(45)
Other borrowings	(56)	(14)	(70)
Total interest expense	$(29)	$(235)	$(264)

Change in net interest income	$159	$(164)	$(5)

(1)  Loan fees have been included in the calculation of interest income.

The table above reflects the current low interest rate environment has impacted assets slightly more than liabilities as indicated by the decrease of $164,000 in net interest income due to the rate change for the third quarter of 2011.  This is not typical for the Company, as we have historically been liability sensitive in recent years.  However, purchases of investment securities in the past 12 months at market interest rates lower than our overall portfolio reflects a decrease of $189,000 due to the lower yield of the new securities. The decreased loan volume was offset by the increase in investment securities and combined with the overall change in mix of balances resulted in an increase of $159,000 to net interest income over the same period.

	For the Nine Months Ended September 30
	2011 vs 2010
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1)	$(908)	$(596)	$(1,504)
Investment securities	950	(420)	530
Federal funds sold	22	2	24
Interest-earning deposits	43	5	48
Total interest income	$107	$(1,009)	$(902)

Interest expense:
Money market deposits	179	(718)	(539)
NOW deposits	15	(60)	(45)
Savings deposits	12	(7)	5
Time CD $100K or more	13	(109)	(96)
Other time deposits	(128)	(72)	(200)
Other borrowings	(178)	(35)	(213)
Total interest expense	$(87)	$(1,001)	$(1,088)

Change in net interest income	$194	$(8)	$186

(1)  Loan fees have been included in the calculation of interest income.

The table above reflects the current low interest rate environment has impacted assets more than liabilities as indicated by the decrease of $8,000 in net interest income due to the rate change for the nine month period ended September 30, 2011.  The decreased loan volume was offset by the increase in investment securities and combined with the overall change in mix of balances resulted in an increase of $194,000 to net interest income over the same period.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three and nine month periods ended September 30, 2011, non-interest income was $763,000 and $2,115,000, respectively, an increase of $87,000 or 12.9% and $60,000 or 2.9%, compared to the same periods in 2010.

The following tables show the major components of non-interest income:

	For the Three Months Ended September 30,
	2011	2010	$ change	% change
Service charges on deposits	$306,081	$272,136	$33,945	12.5%
Earnings on cash surrender value of life insurance	109,710	103,986	5,724	5.5%
Mortgage commissions	37,080	30,849	6,231	20.2%
Other income	310,499	269,078	41,421	15.4%
Total non-interest income	$763,370	$676,049	$87,321	12.9%

	For the Nine Months Ended September 30,
	2011	2010	$ change	% change
Service charges on deposits	$846,217	$787,142	$59,075	7.5%
Earnings on cash surrender value of life insurance	324,668	308,671	15,997	5.2%
Mortgage commissions	63,900	74,984	(11,084)	(14.8)%
Other income	879,771	884,047	(4,276)	(0.5)%
Total non-interest income	$2,114,556	$2,054,844	$59,712	2.9%

The increase to total non-interest income for the third quarter and nine month period ending September 30, 2011 is due primarily to a increase in service charges on deposits of $34,000 and $59,000 for the three and nine month periods ended September 30, 2011, respectively, as compared to the same periods of 2010.  In addition, investment service fee income recognized a significant increase of $29,000 in the third quarter of 2011 as compared to the third quarter of 2010. Investment service fee income is included in the “other income” line item in the above table.  Mortgage commissions increased by $6,000 for the third quarter 2011, but still reflected a decrease of $11,000 for the year-to-date period of 2011, as compared to the same periods of 2010.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

	For the Three Months Ended September 30,
	2011	2010	$ change	% change
Salaries and employee benefits	$2,356,589	$2,143,094	$213,495	10.0%
Occupancy	731,512	690,209	41,303	6.0%
Data processing fees	253,438	233,694	19,744	8.4%
OREO expenses	8,497	35,051	(26,554)	(75.8)%
Regulatory assessments (FDIC & DFI)	135,000	258,000	(123,000)	(47.7)%
Other	723,095	828,155	(105,060)	(12.7)%
Total non-interest income	$4,208,131	$4,188,203	$19,928	0.5%

	For the Nine Months Ended September 30,
	2011	2010	$ change	% change
Salaries and employee benefits	$7,069,980	$6,483,605	$586,375	9.0%
Occupancy	2,063,759	2,031,127	32,632	1.6%
Data processing fees	751,965	706,889	45,076	6.4%
OREO expenses	358,776	598,894	(240,118)	(40.1)%
Regulatory assessments (FDIC & DFI)	531,000	774,000	(243,000)	(31.4)%
Other	2,359,473	2,355,381	4,092	0.2%
Total non-interest income	$13,134,953	$12,949,896	$185,057	1.4%

Non-interest expenses increased by $20,000 or 0.5% and $185,000 or 1.4% for the three and nine months ended September 30, 2011, respectively, as compared to the same periods of 2010.  Salaries and employee benefits increased $213,000 and $586,000 for the three and nine months ended September 30, 2011, respectively, as compared to the same periods of 2010, primarily as a result of hiring new employees for new branch openings and additional bonus accruals corresponding to the Company’s performance metrics.  The new branch openings also resulted in an increase in occupancy expenses of $41,000 and $33,000, respectively, for the third quarter and nine month period ended September 30, 2011, as compared to the prior year.  Data processing fees increased by $20,000 and $45,000 for the three and nine month periods ended September 30, 2011, respectively, as a result of an increased number of transaction accounts.

Other operating expenses decreased by $105,000 for the three months ended September 30, 2011, but reflected a slight increase of $4,000 on a year-to-date basis, as compared to the same periods of 2010.  The decrease for the third quarter was primarily a result of less impaired loan expenses and cost savings on a new telephone line system.  The impaired loan expenses were incurred as a result of an agreement with a borrower to fund overhead costs on an impaired residential development loan.

OREO expenses were $8,000 and $359,000 in the third quarter and nine month period ended September 30, 2011, respectively, compared to $35,000 and $598,000 for the comparable periods of 2010.  Included within these totals are OREO write downs, of which there were none for the three month period ended September 30, 2011 and $291,000 for the nine month period ended September 30, 2011, as compared to $23,000 and $413,000 for the same periods of 2010.  The remaining expense included in OREO expenses is attributed to general overhead such as property taxes and utilities associated with the properties classified as other real estate owned.  There have been multiple sales of the OREO properties which has reduced our OREO inventory from four properties as of September 30, 2010 to two properties as of September 30, 2011.  There have been no sales of OREO property in the third quarter of 2011 and one sale of an OREO property recorded year-to-date in 2011.

FDIC and DFI (California Department of Financial Institutions) regulatory assessments were $135,000 and $531,000 for the three and nine months ended September 30, 2011, respectively, a decrease of $123,000 and $243,000 as compared to the comparable periods of 2010.  The initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC.  The decrease in the third quarter and first nine months of 2011is due to a lower base assessment rate as the Company has improved its overall risk ratings.  The decrease in expense was in spite of a higher deposit base in 2011 as compared to 2010, as the FDIC assessment rates are applied to average quarterly deposits.

Management anticipates that noninterest expense will continue to increase as we continue to grow.  However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Income Taxes

We reported a provision for income taxes of $846,000, and $2,261,000 for the three and nine month periods ended September 30, 2011, respectively, an increase of $145,000 and $635,000 as compared to the provision of $701,000 and $1,626,000 reported in the comparable periods of 2010.  The effective income tax rate on income from continuing operations was 32.6% and 34.1% for the third quarter and nine month period ended September 30, 2011, respectively, compared to 38.0% and 34.2% for the comparable periods of 2010.  These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans).  The disparity between the effective tax rates in 2011 as compared to 2010 for the quarter is primarily due to tax credits from California Enterprise Zones and low income housing projects as well as tax free-income on loans within these enterprise zones and municipal securities and loans that comprise a larger proportion of pre-tax income in 2010 as compared to 2011.

Asset Quality

Nonperforming assets consist of loans on non-accrual status, including loans restructured on non-accrual status, where the terms of repayment have been renegotiated resulting in a reduction or deferral of interest or principal, loans 90 days or more past due and still accruing interest and other real estate owned (“OREO”).

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

Non-accrual loans totaled $8.5 million at September 30, 2011, as compared to $11.5 million at December 31, 2010.  The non-accrual loans as of September 30, 2011 are loans made to seven borrowers primarily for purposes of real estate construction and commercial real estate.  As of September 30, 2011, we had seven loans considered troubled debt restructurings totaling $4.9 million, six of which are included in nonaccrual loans and the other was placed back on accrual status in the first quarter of 2011.

OREO totaled $244,000 as of September 30, 2011 and consists of two properties that were acquired through foreclosure including residential land lots and a commercial real estate property.

The following table presents information about the Company’s non-performing loans, including asset quality ratios as of September 30, 2011 and December 31, 2010:

Non-Performing Assets

	September 30,	December 31,
(in thousands)	2011	2010
Loans in non-accrual status	$8,504	$11,475
Loans past due 90 days or more and accruing	0	0
Total non-performing loans	8,504	11,475
Other real estate owned	244	778
Total non-performing assets	$8,748	$12,253

Allowance for loan losses	$8,857	$8,255

Asset quality ratios:
Non-performing assets to total assets	1.50%	2.22%
Non-performing loans to total loans	2.17%	2.84%
Allowance for loan losses to total loans	2.26%	2.04%
Allowance for loan losses to total non-performing loans	104.15%	71.94%

Non-performing assets decreased by $3.5 million as of September 30, 2011 as compared to December 31, 2010, primarily as a result of the $3.0 million reduction in non-accrual loans.  The reduction of our non-accrual loans during the nine month period ended September 30, 2011 is due to principal payments of $1.9 million, charge-offs of $600,000 and a reclassification of one loan of $604,000 that was placed back on accrual status.  Additionally, OREO balances decreased by $534,000 during the nine month period ended September 30, 2011.

Allowance for Loan and Lease Losses (“ALLL”)

In anticipation of credit risk inherent in our lending business, we routinely set aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges made for the outstanding loan portfolio have been credited to the allowance for loan losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company recorded loan loss provisions of $300,000 and $1,200,000 for the three and nine month periods in 2011, respectively, which represented a $705,000 and $1,815,000 decrease, as compared to the provisions recorded in the same periods of 2010.

The allowance for loan losses increased by $602,000 or 7.3%, to $8.9 million at September 30, 2011, as compared with $8.3 million at December 31, 2010.  The Company recognized the increase in the allowance for loan losses during the first nine months of the year due to the loan loss provision of $1,200,000 which was partially offset by net loan charge-offs of $598,000.  The weak business climate has continued to adversely impact the financial conditions of certain Bank clients in addition to decrease collateral values.  The increase to the allowance for loan losses combined with the decrease in our loan portfolio resulted in an increase in the allowance for loan losses as a percentage of total loans to 2.26% at September 30, 2011, as compared to 2.04% at December 31, 2010.

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

Although management believes the allowance at September 30, 2011 was adequate to absorb probable losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on our service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of September 30, 2011, and December 31, 2010, we had $80.8 million and $68.9 million, respectively, in cash and cash equivalents.

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

Deposits

Total deposits at September 30, 2011 were $505.5 million, a $28.8 million or 6.0% increase from the deposit total of $476.7 million at December 31, 2010.  Average deposits increased $56.8 million to $488.5 million for the nine month period ended September 30, 2011 as compared to the same period in 2010. We attracted deposits due to the safety and soundness of the Company and our focus on customer service.

	September 30,	December 31,	Nine months change
(in thousands)	2011	2010	$	%

Demand	$106,804	$102,422	$4,382	4.3%
NOW	65,430	60,992	4,438	7.3%
MMDA	253,533	221,814	31,719	14.3%
Savings	17,835	18,306	(471)	(2.6)%
Time < $100K	23,854	28,054	(4,200)	(15.0)%
Time > $100K	38,049	45,151	(7,102)	(15.7)%
	$505,505	$476,739	$28,766	6.0%

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks.  Six of our clients carry deposit balances of more than 1% of our total deposits, one of which had a deposit balance of more than 3% of total deposits at September 30, 2011.

Since our deposit growth strategy emphasizes core deposit growth we have avoided relying on brokered deposits as a consistent source of funds.  The only brokered deposits the Company holds are from CDARS, a certificate of deposit program that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer.  The Company had $1.4 million in brokered deposits as of September 30, 2011 as compared to $3.8 million at December 31, 2010.

Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. Our outstanding FHLB advances decreased by $2.0 million at September 30, 2011 to $6.0 million, as compared to $8.0 million at December 31, 2010 due to elevated liquidity levels from increased deposits and loan payments that allowed us to pay the advances off.  The outstanding FHLB advances as of September 30, 2011 are term advances that begin to mature in the fourth quarter of 2011 and will be fully matured in the first quarter of 2012. The outstanding advances have a weighted average interest rate of 1.01% and are all considered short-term as they have remaining maturities of less than one year as of September 30, 2011.  See “Liquidity Management” below for the details on the FHLB borrowings program.

Capital Ratios

We are regulated by the Board of Governors of the Federal Reserve Board (FRB) and are subject to the securities registration and public reporting regulations of the Securities and Exchange Commission.  Our banking subsidiary is regulated by the Federal Deposit Insurance Corporation (FDIC) and the California Department of Financial Institutions (DFI).  We are not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

We must comply with regulatory capital requirements established by the FRB and FDIC.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.  These capital standards require us to maintain minimum ratios of “Tier 1” capital to total risk-weighted assets and total capital to risk-weighted assets of 4.00% and 8.00%, respectively.  Tier 1 capital is comprised of total shareholders’ equity calculated in accordance with generally accepted accounting principles, excluding accumulated other comprehensive income (loss), less intangible assets, and total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which is our allowance for loan losses.  Risk-weighted assets refer to our on- and off-balance sheet exposures, adjusted for their related risk levels using formulas set forth in FRB and FDIC regulations.

In addition to the risk-based capital requirements described above, we are subject to a leverage capital requirement, which calls for a minimum ratio of Tier 1 capital (as defined above) to quarterly average total assets of 3.00% to 5.00%, depending upon the institution’s composite ratings as determined by its regulators.  The FRB has not advised us of any requirement specifically applicable to us.

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

The following table shows our capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at September 30, 2011 and December 31, 2010:

Oak Valley Community Bank Capital Ratios —

(dollars in thousands)

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2011:
Total Capital (to Risk-Weighted Assets)	$72,011	16.2%	$44,573	10%	$35,658	8%
Tier 1 Capital (to Risk-Weighted Assets)	$66,388	14.9%	$26,744	6%	$17,829	4%
Tier 1 Capital (to Average Assets)	$66,388	11.6%	$28,745	5%	$22,996	4%

As of December 31, 2010:
Total Capital (to Risk-Weighted Assets)	$68,742	14.9%	$46,090	10%	$36,872	8%
Tier 1 Capital (to Risk-Weighted Assets)	$62,946	13.7%	$27,654	6%	$18,436	4%
Tier 1 Capital (to Average Assets)	$62,946	11.5%	$27,330	5%	$21,864	4%

Oak Valley Bancorp Capital Ratios —

(dollars in thousands)

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2011 , 2009:
Total Capital (to Risk-Weighted Assets)	$72,086	16.2%	N/A	N/A	$35,661	8%
Tier 1 Capital (to Risk-Weighted Assets)	$66,463	14.9%	N/A	N/A	$17,830	4%
Tier 1 Capital (to Average Assets)	$66,463	11.6%	N/A	N/A	$22,998	4%

As of December 31, 2010:
Total Capital (to Risk-Weighted Assets)	$68,910	15.0%	N/A	N/A	$36,874	8%
Tier 1 Capital (to Risk-Weighted Assets)	$63,114	13.7%	N/A	N/A	$18,437	4%
Tier 1 Capital (to Average Assets)	$63,114	11.6%	N/A	N/A	$21,865	4%

Our bank subsidiary is also subject to capital requirements similar to those discussed above.  The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above.  At September 30, 2011, our bank subsidiary exceeded the minimum ratios established by the FRB and FDIC.

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

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. We obtain funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings.  Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common and preferred stockholders. Our liquid assets at September 30, 2011 were $175.3 million compared to $129.0 million at December 31, 2010.  Our liquidity level measured as the percentage of liquid assets to total assets was 30.0% and 23.3% at September 30, 2011 and December 31, 2010, respectively. We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity.  As of September 30, 2011, our borrowing capacity from the FHLB was approximately $132.0 million and the outstanding balance was $6.0 million, or approximately 4.5% of our borrowing capacity. We also maintain 2 lines of credit with correspondent banks to purchase up to $17.5 million in federal funds, for which there were no advances as of September 30, 2011.

Off-Balance-Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of September 30, 2011 and December 31, 2010, we had commitments to extend credit of $50.4 million and $59.9 million, respectively, which includes obligations under letters of credit of $0.6 million and $1.4 million, respectively.

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

Item 2.                                                                               Unregistered Sales of Equity Securities and Use of Proceeds

On August 11, 2011, the Company issued 13,500 shares of its Series B Preferred Stock to the U.S. Treasury for the aggregate purchase price of $13,500,000 in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. The proceeds from the offering were used in their entirety to redeem from the U.S. Treasury 13,500 shares of the Company’s Series A Preferred Stock, at the aggregate redemption price of $13,500,000.

On September 28, 2011, the Company repurchased from the U.S. Treasury for the aggregate purchase price of $560,000 a warrant to purchase 350,346 shares of common stock of the Company that the Company had granted to the U.S. Treasury in December 2008 pursuant to the Company’s participation in the CPP program.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
September 1, 2011 to September 30, 2011	350,346		$1.60	350,346	350,346
Total	350,346	(2)	$1.60	350,346	350,346

(1) All references are to warrants to purchase shares of common stock of the Company that the Company had granted to the U.S. Treasury in December 2008 pursuant to the Company’s participation in the CPP program.

(2) The table above does not include shares that were used by option holders to satisfy the exercise price of the call options we issued to our employees and directors pursuant to our stock option plans.  There were no such exercises during the nine months ended September 30, 2011.

Except as disclosed in this Item 2, there were no other unregistered sales of our securities during the three months ended September 30, 2011.

Subject to and in accordance with the Certificate of Determination dated August 11, 2011 filed with the California Secretary of State for Senior Non-Cumulative Perpetual Preferred Stock, Series B, so long as any share of Series B Preferred Stock remains outstanding, the Company may declare and pay dividends on the common stock only if (A) after giving effect to such dividend the Company’s Tier 1 capital would be at least equal to the Tier 1 Dividend Threshold (as such term is defined in Section 2(rr) of , the aforesaid Certificate of Determination, a copy of which is hereto attached as Exhibit 4.1) and (B) full dividends on all outstanding shares of Series B Preferred Stock for the most recently completed calendar quarter have been or are contemporaneously declared and paid.

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

3.5	Certificate of Amendment of Bylaws dated effective as of August 11, 2011.
4.1

Certificate of Determination dated December 2, 2008 filed with the California Secretary of State for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on January 14, 2009).

4.2

Warrant to Purchase Common Stock dated December 5, 2008 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 8-A12B filed with the Securities and Exchange Commission on January 14, 2009).

4.3	Certificate of Determination dated August 11, 2011 and filed with the California Secretary of State for Senior Non-Cumulative Perpetual Preferred Stock, Series B.
10.1

Securities Purchase Agreement dated August 11, 2011 between the Company and the Secretary of the U.S. Treasury, with respect to the issuance and sale of Senior Non-Cumulative Perpetual Preferred Stock, Series B.

10.2	Warrant Redemption Letter Agreement dated September 28, 2011 between the Company and the U.S. Treasury, with respect to the redemption of the Warrant to Purchase Common Stock dated December 5, 2008.
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oak Valley Bancorp
Date: November 9, 2011	By:	/s/ RICHARD A. MCCARTY
Richard A. McCarty
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit	Description

3.5	Certificate of Amendment of Bylaws dated effective as of August 11, 2011.
4.3	Certificate of Determination dated August 11, 2011 and filed with the California Secretary of State for Senior Non-Cumulative Perpetual Preferred Stock, Series B.
10.1

Securities Purchase Agreement dated August 11, 2011 between the Company and the Secretary of the U.S. Treasury, with respect to the issuance and sale of Senior Non-Cumulative Perpetual Preferred Stock, Series B.

10.2	Warrant Redemption Letter Agreement dated September 28, 2011 between the Company and the U.S. Treasury, with respect to the redemption of the Warrant to Purchase Common Stock dated December 5, 2008.
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document