Form 10-K
period 2011-12-31
Oak Valley Bancorp
filed 2012-03-30
CIK 1431567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of December 31, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price per share of the registrant’s common stock as reported by the NASDAQ, was approximately $44 million.

As of March 16, 2012, there were 7,883,780 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 5, 2012 are incorporated by reference into Part III.

PART I

ITEM 1.  BUSINESS OF OAK VALLEY BANCORP

Overview of the Business

Oak Valley Bancorp. Oak Valley Bancorp (the “Company”) was incorporated on April 1, 2008 in California for the purpose of becoming Oak Valley Community Bank’s parent bank holding company. Effective July 3, 2008, Oak Valley Bancorp acquired all of the outstanding capital stock of Oak Valley Community Bank (the “Bank”) (from time to time, the Bank and the Company may be generally referred to as “we”, “us” or “our”). The principal office of Oak Valley Bancorp is located at 125 North Third Avenue, Oakdale, California 95361 and its principal telephone is (209) 848-2265.

The Company is authorized to issue 50,000,000 shares of common stock, without par value, of which 7,718,469 are issued and outstanding at December 31, 2011, and 10,000,000 shares of preferred stock, without par value, of which 13,500 Series B preferred stock shares are issued and outstanding, respectively.

The Company is the holding company of the Bank, and its only asset is the outstanding capital stock of the Bank, which the Company wholly owns.

Oak Valley Community Bank. The Bank commenced operations in May 1991.  The Bank is an insured bank under the Federal Deposit Insurance Act and is a member of the Federal Reserve.  The Bank is subject to regulation, supervision and regular examination by the California Department of Financial Institutions and the Federal Reserve Bank (FRB). Since its formation, the Bank has provided basic banking services to individuals and business enterprises in Oakdale, California and the surrounding areas. The focus of the Bank is to offer a range of commercial banking services designed for both individuals and small to medium-sized businesses in the two main areas of service of the Bank: the Central Valley and the Eastern Sierras.

The Bank offers a complement of business checking and savings accounts for its business customers.  The Bank also offers commercial and real estate loans, as well as lines of credit.  Real estate loans are generally of a short-term nature for both residential and commercial purposes.  Longer-term real estate loans are generally made with adjustable interest rates and contain normal provisions for acceleration.  Traditional residential mortgages are available to Bank customers through a third party.

The Bank offers other services for both individuals and businesses including online banking, remote deposit capture, merchant services, night depository, extended hours, wire transfer of funds, note collection, and automated teller machines in a national network.  The Bank does not currently offer international banking or trust services although the Bank may make such services available to the Bank’s customers through financial institutions with which the Bank has correspondent banking relationships.  The Bank does not offer stock transfer services nor does it directly issue credit cards.

Expansion

Branch Expansion.    Over the past few years, our network of branches and loan production offices have been expanded geographically. As of December 31, 2011, we maintained fourteen full-service branch offices (in addition to our corporate headquarters). Beginning in October 1995, we started our geographic expansion outside of Oakdale, by opening a Loan Production Office in Sonora, California. We subsequently opened a branch in Sonora and two branches in Modesto.  In September 2000, we expanded into the Eastern Sierra, opening a branch in Bridgeport, California under the name Eastern Sierra Community Bank.  Since that time we have added branches in Mammoth Lakes and Bishop. During 2005 and 2006, we aggressively increased our presence in the Central Valley, by opening branches in Turlock, Stockton, Patterson, Ripon and Escalon.  In March 2007, our corporate headquarters expanded by adding an adjacent historical building located in downtown Oakdale to its complex.  In 2011, we opened a third branch in Modesto and a branch in Manteca.  We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as our needs and resources permit.

Bank Holding Company Reorganization.  Effective July 3, 2008, we entered into a bank holding company reorganization, whereby each outstanding share of common stock of the Bank was exchanged into a share of common stock of the Company. Operating our banking business within a holding company structure provides, among other things, greater operating flexibility; facilitates the potential acquisition of related businesses as opportunities may arise from time to time; improves our ability to diversify as needed; enhances our ability to remain competitive in the future with other companies in the financial services industry that are organized in a holding company structure; and improves our ability to raise capital to support growth.

Business Segments

The Bank operates in two primary business segments: Retail Banking and Commercial Banking, as described in additional detail below.  These segments do not meet the quantitative thresholds for reporting as separate segments and are therefore considered one segment for financial reporting purposes:

Retail Banking.  We offer a range of checking and savings accounts, including NOW accounts, money market accounts, overdraft protection, health savings accounts, certificates of deposit, and Individual Retirement Accounts (“IRA”).  To satisfy the lending needs of individuals in its service area, we offer real estate and home equity financing, as well as consumer, automobile, and home improvement loans.

Commercial Banking.  We offer a range of deposit and lending services to business customers.  More specifically, we offer a variety of commercial loans for virtually any business, professional, or agricultural need. These include short-term working capital, operating lines of credit, equipment purchases, leasehold improvements, construction, commercial real estate acquisitions or refinancing.  Currently, virtually all of our business relationships are with customers located in the San Joaquin, Stanislaus, Tuolumne, Inyo and Mono Counties.

Primary Market Area

We conduct business from our main office in Oakdale, a city of approximately 19,300 residents located in Stanislaus County, California. Oakdale is approximately 15 miles from Modesto and sits at the foothills of the Sierra Nevada Mountains, at the edge of the California Central Valley agricultural area.  Through our branches, we serve customers in the Central Valley, from Fresno to Sacramento, and in foothill locations. We also reach into the Highway 395 corridor in the Eastern Sierras and in the towns of Bishop, Mammoth and Bridgeport.  Approximately 92% of our loans and 88% of our deposits are generated from the Central Valley.  The Central Valley area includes Stanislaus, San Joaquin and Tuolumne counties and has a total population of over 3 million.

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

At December 31, 2011, the Bank’s authorized legal lending limits were $11.5 million for unsecured loans plus an additional $7.6 million for specific secured loans. Legal lending limits are calculated in conformance with California law, which prohibits a bank from lending to any one individual or entity or its related interests an aggregate amount which exceeds 15% of primary capital plus the allowance for loan losses on an unsecured basis, plus an additional 10% on a secured basis. The Bank’s primary capital plus allowance for loan losses at December 31, 2011 totaled $76.6 million.

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

Real Estate Loans.    We offer commercial real estate loans to finance the acquisition of new or the refinancing of existing commercial properties, such as office buildings, industrial buildings, warehouses, hotels, shopping centers,  automotive industry facilities and multiple dwellings. At December 31, 2011, real estate loans constituted 89% of our loan portfolio, of which 93% were commercial loans.

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

As of December 31, 2011, the aggregate loan-to-value of the entire commercial real estate portfolio was 52.1%.  Historical data suggests that the Company continues to maintain strong LTV, which has served as a cushion against precipitous reductions in real estate values.  Non-owner occupied real estate comprises 47.8% of the Company’s total commitments, as of December 31, 2011.  The loan-to-value on the non-owner occupied segment was 48.0%, as of December 31, 2011.  The highest concentration by product type is office buildings, which comprised 28.5% of total CRE loan commitments outstanding, as of December 31, 2011.

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

Commercial term loans are typically made to finance the acquisition of fixed assets, refinance short-term debts or to finance the purchase of businesses. Commercial term loans generally have terms from one to five years. They may be collateralized by the asset being acquired or other available assets and bear interest rates, which either floats with the Company’s base rate, prime rate, LIBOR or another established index or is fixed for the term of the loan.

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

As a member of the Federal Home Loan Bank system, we are required to invest in Federal Home Loan Bank stock based on a predetermined formula. Federal Home Loan Bank stock is a restricted investment security that can only be sold to other Federal Home Loan Bank members or redeemed by the Federal Home Loan Bank. As of December 31, 2011, we owned $2,832,100 in FHLB stock.

Advances from the Federal Home Loan Bank are typically secured by our entire real estate loan portfolio, which includes residential and commercial loans.  At December 31, 2011, our borrowing limit with the Federal Home Loan Bank was approximately $133 million.

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

Among the advantages of these institutions is their ability to finance extensive advertising campaigns and to allocate their investment assets to regions of highest yield and demand, their ability to offer certain services, such as international banking and trust services which are not offered directly by the Company and, the ability by virtue of their greater total capitalization, to have substantially higher lending limits than we do.   In addition, as a result of increased consolidation and the passage of interstate banking legislation there is and will continue to be increased competition among banks, savings and loan associations and credit unions for the deposit and loan business of individuals and businesses.

As of June 30, 2011, our primary service areas contained one hundred sixty-eight (168) banking offices, with approximately $10.4 billion in total deposits.  As of June 30, 2011, we had total deposits of approximately $496 million, which represented approximately 4.8% of the total deposits in the Bank’s primary service area.  There can be no assurance that the Bank will maintain its competitive position against current and potential competitors, especially those with greater resources than the Bank.  The deposits of the four (4) largest competing banks averaged approximately $100 million per office as of June 30, 2011.

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

Business Concentration.    No individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. However, approximately 89% of our loan portfolio held for investment at December 31, 2011 consisted of real estate-related loans, including construction loans, miniperm loans, real estate mortgage loans and commercial loans secured by real estate. Moreover, our business activities are currently focused primarily in Central California, with the majority of our business concentrated in San Joaquin, Stanislaus, Tuolumne, Inyo and Mono Counties.  Consequently, our results of operations and financial condition are dependent upon the general trends in the Central California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in Central California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region.

Employees

As of December 31, 2011, we had 135 employees (113 full-time employees and 22 part-time employees). None of our employees are currently represented by a union or covered by a collective bargaining agreement.

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

Bank Regulation

The banking and financial services business in which we engage is highly regulated. Such regulation is intended, among other things, to protect depositors insured by the Federal Deposit Insurance Corporation (“FDIC”) and the entire banking system. These regulations affect our lending practices, consumer protections, capital structure, investment practices and dividend policy.

As a state chartered bank, we are subject to regulation and examination by the California Department of Financial Institutions (“DFI”).  We are also subject to regulation, supervision and periodic examination by the FDIC. If, as a result of an examination of the Bank, the FDIC or the DFI should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of our operations are unsatisfactory, or that we have violated any law or regulation, various remedies are available to those regulators including issuing a “cease and desist” order, restricting our growth or removing officers and directors.

The commercial banking business is also influenced by the monetary and fiscal policies of the federal government and the policies of the Board of Governors of the Federal Reserve System, also known as the Federal Reserve Board (“FRB”). As a member of the Federal Reserve System, we are subject to certain regulations of the Board of Governors of the Federal Reserve System. The regulations of these agencies govern most aspects of our business, including the filing of periodic reports, and activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits, and numerous other areas. Supervision, legal action and examination of us by the FRB is generally intended to protect depositors and is not intended for the protection of our shareholders. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial intermediaries subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and affects interest rates charged on loans and paid on deposits. Indirectly such actions may also impact the ability of non-bank financial institutions to compete with us. The nature and impact of any future changes in monetary policies cannot be predicted.

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

The following discussion summarizes certain significant laws, rules and regulations affecting both the Company and the Bank. The Bank addresses the many state and federal regulations it is subject to through a comprehensive compliance program that addresses the various risks associated with these issues. The following discussion is qualified in its entirety by reference to such laws, rules and regulations which may change from time to time.

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

The guidelines divide a bank’s capital into two tiers. Tier I includes common equity, retained earnings, certain non-cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries. Goodwill and other intangible assets (except for mortgage servicing rights and purchased credit card relationships, subject to certain limitations) are subtracted from Tier I capital. Tier II capital includes, among other items, cumulative perpetual and long-term, limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan losses (subject to certain limitations). Certain items are required to be deducted from Tier II capital.  Banks must maintain a total risk-based ratio of 8%, of which at least 4% must be Tier I capital. As of December 31, 2011 and 2010, the Company’s Total Risk-Based Capital Ratio was 16.2% and 14.9%, and our Tier 1 Risk-Based Capital Ratio was 15.0% and 13.7%, respectively.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total average assets, referred to as the leverage ratio. Banks that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets, or “Leverage Capital Ratio”, of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. As of December 31, 2011 and 2010, the Company’s Leverage Capital Ratios were 11.4% and 11.6%, respectively.

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

Dividends

The payment of cash dividends by the Bank to Oak Valley Bancorp is subject to restrictions set forth in the California Financial Code (the “Code”).  Prior to any distribution from the Bank to Oak Valley Bancorp, a calculation is made to ensure compliance with the provisions of the Code and to ensure that the Bank remains within capital guidelines set forth by the DFI and the FRB. In the event that the intended distribution from the Bank to Oak Valley Bancorp exceeds the restriction in the Code, advance approval from FRB is required. While advance approval may be required from the FRB for up to three years after we terminate our participation in the U.S. Treasury Capital Purchase Program, management does not believe that these regulations will limit dividends from the Bank to meet the operating requirements of Bancorp for the foreseeable future. See Note 20 to the Consolidated Financial Statements in Item 8 of this report.

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

Deposit Insurance and FDIC Insurance Assessments

Our deposits are insured by the FDIC to the maximum amount permitted by law, which is currently $250,000 per depositor. The 2010 enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) made the deposit insurance coverage permanent at the $250,000 level retroactive to January 1, 2008.

The Dodd-Frank act also provides depositors at all FDIC-insured institutions with unlimited deposit insurance coverage on traditional checking accounts that do not pay interest and Interest on Lawyers Trust Accounts beginning December 31, 2010 through the end of 2012.

During 2009 and 2010, we elected to participate in the Temporary Transaction Account Guarantee Program, which provided full deposit insurance coverage to non-interest bearing transaction accounts (including low-interest negotiable order of withdrawal accounts and interest on lawyer trust accounts), by paying a 10 basis point surcharge on the non-interest bearing transaction accounts over $250,000 through December 31, 2009, and a 15 basis point surcharge through December 31, 2010, when the program ended.

On November 12, 2009, the FDIC finalized a Deposit Insurance Fund restoration plan that required banks to prepay, on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Under the plan, banks were assessed through 2010 according to the risk-based premium schedule adopted in April 2009.

On February 7, 2011, as required by the Dodd-Frank Act, the FDIC approved a rule that changes the FDIC insurance assessment base from adjusted domestic deposits to a bank’s average consolidated total assets minus average tangible equity, defined as Tier 1 capital.  Since the new base is larger than the current base, the new rule lowers assessment rates to between 2.5 and 9 basis points on the broader base for banks in the lowest risk category, and 30 to 45 basis points for banks in the highest risk category. The change was effective beginning with the second quarter of 2011. Since we have a solid core deposit base and do not rely heavily on borrowings and brokered deposits, the benefit of the lower assessment rate (which has dropped by approximately half for us) significantly outweighed the effect of a wider assessment base.

Community Reinvestment Act

We are subject to certain requirements and reporting obligations involving the Community Reinvestment Act, or “CRA”. The CRA generally requires federal banking agencies to evaluate the record of financial institutions in meeting the credit needs of local communities, including low and moderate-income neighborhoods. The CRA further requires that a record be kept of whether a financial institution meets its community credit needs, which record will be taken into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. In measuring a bank’s compliance with its CRA obligations, the regulators now utilize a performance-based evaluation system, which bases CRA ratings on the Company’s actual lending service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the FRB assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” Our CRA performance is evaluated by the FDIC under the intermediate small bank requirements.  The FDIC’s last CRA performance examination was performed on us and completed in July of 2011 and we received an overall “Satisfactory” CRA Assessment Rating.

Anti-Money Laundering Regulations

A series of banking laws and regulations beginning with the Company Secrecy Act in 1970 require banks to prevent, detect, and report illicit or illegal financial activities to the federal government to prevent money laundering, international drug trafficking, and terrorism. Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with high risk customers, foreign financial institutions, and foreign individuals and entities.  We have extensive controls to comply with these requirements.

Privacy and Data Security

The Gramm-Leach Bliley Act (“GLBA”) of 1999 imposed requirements on financial institutions with respect to consumer privacy.  The GLBA generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure.  Financial institutions are further required to disclose their privacy policies to consumers annually.  The GLBA also directs federal regulators to prescribe standards for the security of consumer information.  We are subject to such standards, as well as standards for notifying consumers in the event of a security breach.  We must disclose our privacy policy to consumers and permit consumers to “opt out” of having non-public customer information disclosed to third parties.  We are required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal.  Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused.

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

Restriction on Transactions between Member Banks and their Affiliates

Transactions between the Company and the Bank are quantitatively and qualitatively restricted under Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W. Section 23A places restrictions on the Bank’s “covered transactions” with the Company, including loans and other extensions of credit, investments in the securities of, and purchases of assets from the Company. Section 23B requires that certain transactions, including all covered transactions, be on market terms and conditions. Federal Reserve Regulation W combines statutory restrictions on transactions between the Bank and the Company with FRB interpretations in an effort to simplify compliance with Sections 23A and 23B.

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

The Sarbanes-Oxley Act, the Commission rules promulgated thereunder, and the new Nasdaq governance requirements have required the Company to review its current procedures and policies to determine whether they comply with the new legislation and its implementing regulations. Oak Valley Bancorp is primarily responsible for ensuring compliance with Sarbanes-Oxley and the Nasdaq governance rules, as applicable.

Emergency Economic Stabilization Act of 2009

Dramatic negative developments in the latter half of 2007 in the subprime mortgage market and the securitization markets for such loans, together with volatility in oil prices and other factors, have resulted in uncertainty in the financial markets in general and a related economic downturn, which effects continued to be felt among financial institutions through 2011.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted to restore confidence and stabilize the volatility in the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Through a program initially known as the Treasury Capital Purchase Program (“TCPP”) that was carved out of the Troubled Asset Relief Program (“TARP”), the EESA authorized the United States Department of the Treasury (“U.S. Treasury”) to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies. Initially, $350 billion was made immediately available to the U.S. Treasury. On January 15, 2009, the remaining $350 billion was released to the U.S. Treasury.

Consistent with its prudent approach and attention to liquidity during a time of general market turmoil and severe limitations in accessing the capital markets, in December 2008 the Company participated in the TCPP and issued $13.5 million of preferred stock to the U.S. Treasury, together with a warrant to acquire 350,346 shares of common stock. Both the preferred stock and the warrant were repurchased by the Company in 2011. However, during the period when the Company participated in the TCPP, we were subject to restrictions on executive compensation and limitations on dividends and stock repurchases.  The compensation restrictions generally applied to the Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards included (1) ensuring that incentive compensation for named senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.

The American Recovery and Reinvestment Act of 2009

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law by President Obama. The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, the ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TCPP recipients, including the Company, until the institution has repaid the U.S. Treasury, which is now permitted under the ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate regulatory agency.

The ARRA executive compensation standards that went into effect on September 14, 2009 were more stringent than those in effect under the TCPP. The ARRA standards include (but are not limited to); (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock grants which do not fully vest during the TCPP period up to one-third of an employee’s total annual compensation, (ii) prohibitions on golden parachute payments for departures, (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria, (iv) prohibitions on compensation plans that encourage manipulation of reported earnings, (v) retroactive review of bonuses, retention awards and other compensation previously provided by TCPP recipients if found by the U.S. Treasury to be inconsistent with the purposes of TCPP or otherwise contrary to public interest, (vi) required establishment of a company-wide policy regarding “excessive or luxury expenditures,” and (vii) inclusion in a participant’s proxy statements for annual shareholder meetings of a nonbinding “Say on Pay” shareholder vote on the compensation of executives.

The Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Act”), a landmark financial reform bill comprised of massive volume of new rules and restrictions that will impact banks going forward. It includes key provisions aimed at preventing a repeat of the 2008 financial crisis and a new process for winding down failing, systemically important institutions in a manner as close to a controlled bankruptcy as possible. The Act includes other key provisions as follows:

(1) The Act establishes a new Financial Stability Oversight Council to monitor systemic financial risks. The FRB is given extensive new authorities to impose strict controls on large bank holding companies with total consolidated assets equal to or in excess of $50 billion and systemically significant nonbank financial companies to limit the risk they might pose for the economy and to other large interconnected companies. The FRB can also take direct control of troubled financial companies that are considered systemically significant.

The Act restricts the amount of trust preferred securities (“TPS”) that may be considered as Tier 1 Capital. For bank holding companies below $15 billion in total assets, TPS issued before May 19, 2010 will be grandfathered, so their status as Tier 1 capital does not change. Beginning January 1, 2013, bank holding companies above $15 billion in assets will have a three-year phase-in period to fill the capital gap caused by the disallowance of the TPS issued before May 19, 2010.  However going forward, TPS will be disallowed as Tier 1 capital.

(2) The Act creates a new process to liquidate failed financial firms in an orderly manner, including giving the FDIC broader authority to operate or liquidate a failing financial company.

(3) The Act also establishes a new independent Federal regulatory body for consumer protection within the Federal Reserve System known as the Bureau of Consumer Financial Protection (the “Bureau”), which will assume responsibility for most consumer protection laws (except the Community Reinvestment Act). It will also be in charge of setting appropriate consumer banking fees and caps. The Office of Comptroller of the Currency will continue to have authority to preempt state banking and consumer protection laws if these laws “prevent or significantly” interfere with the business of banking.

(4) The Act effects changes in the FDIC assessment as discussed in section “FDIC Insurance Assessments” above.

(5) The Act places certain limitations on investment and other activities by depository institutions, holding companies and their affiliates, including comprehensive regulation of all over-the-counter derivatives.

(6) The Act states that the FRB is authorized to regulate interchange fees on debit cards and certain general-use prepaid card transactions paid to issuing banks with assets in excess of $10 billion to ensure that they are “reasonable and proportional” to the cost of processing individual transactions, and to prohibit debit and general-use prepaid payment card networks and issuers from requiring transactions to be processed on a single payment network. The FRB issued its final rule on June 29, 2011.

The impact of the Act on our banking operations is still uncertain due to the significant volume of new rules still subject to adoption and interpretation.

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

Available Information

The Company maintains an Internet website at http://www.ovcb.com.  The Company makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and other information related to the Company free of charge, through this site as soon as reasonably practicable after it electronically files those documents with, or otherwise furnishes them to, the SEC. The Company’s website also contains a copy of our Code of Ethics. The Company’s internet website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K.

In addition, copies of our filings are available by requesting them in writing or by phone from:

Corporate Secretary

Oak Valley Bancorp

125 North Third Avenue
Oakdale, California

209-844-7578

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our main office is located in a complex at 125 North Third Avenue, Oakdale, CA 95361, in downtown Oakdale and houses our primary loan production, operations, and administrative offices.  The building has an automated teller machine and onsite parking.  The Company’s complex occupies approximately 20,000 square feet of space.

Property Location and Address	Square Footage	Lease Expiration Date	Lease Extension Options

Oakdale, 125 N. 3rd Ave.	9,600	n/a*	n/a*
Oakdale, 338 F Street	9,860	3/2017	three, 5-year term extensions
Sonora, 14580 Mono Way	2,500	4/2013	n/a*
Modesto, 12th & I Street	4,500	3/2016	two, 5-year term extensions
Bridgeport, 166 Main Street	2,875	n/a*	n/a*
Mammoth Lakes, 170 Mountain Blvd.	1,856	n/a*	n/a*
Bishop, 351 North Main Street	3,680	8/2014	two, 5-year term extensions
Modesto, 4120 Dale Road	4,500	3/2015	two, 5-year term extensions
Turlock, 2001 Geer Road	2,400	1/2015	two, 5-year term extensions
Patterson, 20 Plaza Circle	2,100	n/a*	n/a*
Escalon, 1910 McHenry Ave.	3,500	4/2021	two, 5-year term extensions
Ripon, 150 North Wilma Ave.	1,800	1/2011	two, 5-year term extensions
Stockton, 2935 West March Lane	8,000	12/2022	two, 5-year term extensions
Modesto, 3508 McHenry Ave.	5,400	n/a*	n/a*
Manteca, 191 W. North St.	2,800	5/31/2016	two, 5-year term extensions

* The Company owns this property.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “OVLY.”  The following table sets forth the high and low closing bid prices (which reflect prices between dealers and do not include retail markup, markdown or commission and may not represent actual transactions) for the current year and the two calendar years ended December 31, 2011 and 2010, respectively.  From time to time, during the periods indicated, trading activity in our common stock was infrequent.  The source of the quotes is The Nasdaq Stock Market, LLC.

	Closing Sale Price
For Calendar Quarter Ended	High	Low

March 31, 2010	4.60	4.00
June 30, 2010	6.50	4.10
September 30, 2010	5.94	4.83
December 31, 2010	6.00	5.08
March 31, 2011	6.25	5.80
June 30, 2011	6.25	5.85
September 30, 2011	6.05	4.05
December 31, 2011	6.99	4.65

On March 16, 2012, the closing price of our common stock was $6.65 per share; and there were approximately 515 shareholders of record of the common stock and 7,883,780 outstanding shares of common stock.

Dividends

Our ability to pay any cash dividends will depend not only upon our earnings during a specified period, but also on our meeting certain capital requirements.

Furthermore, because of our participation in the U.S. Treasury Small Business Lending Fund program in August 2011, pursuant to which we issued to the U.S. Treasury 13,500 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B, so long as any share of Series B Preferred Stock remains outstanding, the Company may declare and pay dividends on the common stock only if (A) after giving effect to such dividend the Company’s Tier 1 capital would be at least equal to the Tier 1 Dividend Threshold (as such term is defined in Section 2(rr) of the Series B Preferred Stock Certificate of Determination, which is incorporated by reference as Exhibit 4.3) and (B) full dividends on all outstanding shares of Series B Preferred Stock for the most recently completed calendar quarter have been or are contemporaneously declared and paid.

Shareholders are entitled to receive dividends only when and if dividends are declared by our Board of Directors. Although we have paid dividends in the past, it is no guarantee that we will pay cash dividends in the future.  No dividends were paid for the years ended December 31, 2011 and 2010.

Equity Compensation Plan Information

The following table provides information as of December 31, 2011 with respect to shares of our common stock that are issued and currently outstanding under the Company’s 1998 Restated Stock Option Plan (the “1998 Restated Stock Option Plan”), and the number of shares that are authorized to be issued under the Company’s 2008 Equity Plan (the “2008 Equity Plan”).  Figures in the table have been retroactively adjusted to reflect three-for-two stock splits in August 2005 and 2006.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under 2008 Equity Plan (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders	281,623	$8.16	1,484,195
Equity Compensation Plans Not Approved by Shareholders	0	0	0
Total	281,623	$8.16	1,484,195

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of financial condition as of December 31, 2011 and 2010 and results of operations for each of the years in the two-year period ended December 31, 2011 should be read in conjunction with our consolidated financial statements and related notes thereto, included in this report.  Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Introduction

Our continued focus on responsible community banking fundamentals and our strong customer relationships have enabled us to increase profitability in 2011, and have led to higher deposits, a core funding source for our steady asset growth.

As of December 31, 2011, we had approximately $612 million in total assets, $396 million in total gross loans, and $536 million in total deposits.

We believe the following were key indicators of our performance for operations during 2011:

• our total assets increased to $612 million at the end of 2011, an increase of 10.8%, from $552 million at the end of 2010.

• our total deposits increased to $536 million at the end of 2011, an increase of 12.5%, from $477 million at the end of 2010.

• our total net loans decreased to $387 million at the end of 2011, a decrease of 2.1%, from $395 million at the end of 2010.

• our ratio of total non-performing loans to total loans decreased to 1.8% at December 31, 2011 from 2.8% at December 31, 2010.  Management considers that the size of the ratio of non-performing assets to total loans is moderate and manageable, and reserves have been taken appropriately.

• net interest income increased $0.2 million or 0.7% in 2011 compared to 2010, mainly as a result of an increase in average earning assets of $41 million.

• provision for loan losses decreased $2.52 million or 62.7% to $1.5 million in 2011 compared to $4.02 million in 2010.

• total noninterest income decreased to $2.75 million in 2011, a decrease of 0.7%, from $2.77 million in 2010.  Despite expanding our deposit account base, there were various offsetting factors that contributed to the nominal decrease.

• total noninterest expense increased from $16.8 million in 2010 to $17.4 million in 2011, reflecting the increase in overhead costs associated with two new branch openings in 2011.

These items, as well as other factors, contributed to the increase in net income available to common shareholders for 2011 to $4.70 million from $3.79 million in 2010, which translates into $0.61 per diluted common share in 2011 and $0.49 per diluted common share in 2010.

Over the past few years, our network of branches and loan production offices has been expanded geographically. We currently maintain fourteen full-service offices.  We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as our needs and resources permit.

2012 Outlook

As we begin our strategic business plan for 2012, we are continuing to pursue opportunities for growth in our existing markets, as well as opportunities to expand into new markets through de novo branching. Further, we expect that our portfolio of small business loans will overall experience additional growth in 2012 as a result of targeted marketing efforts in this area.

In 2012, we are continuing to focus on loan and account growth and managing our net interest margin, while attempting to control expenses and credit losses and manage our business to achieve our net income and other objectives. Efforts to attract new accounts and grow loans continue to be an important strategic initiative.

Although interest rates remained flat at historic lows in 2011, we had strong growth in our earning assets to increase our net interest income, which we expect could slightly compress in 2012 if interest rates begin to increase.  The potential compression of net interest income and net interest margin would be a likely outcome if interest rates increase given that are balance sheet is liability sensitive to interest rate changes primarily due to the number of loans currently at their contractual rate floors and competitive pressures to increase deposit rates.  This could in turn result in a slower increase on the yield of earning assets compared to the cost of deposits and other funds.  Ideally, if we experience an increase in our yield on earnings assets we could then determine to increase the interest rates we pay on our deposit accounts or change our promotional or other interest rates on new deposits in marketing activation programs to attempt to achieve a certain net interest margin. In light of the current economic environment, it may not be possible to manage the interest margin in this manner, as competitive pressures may dictate that we increase deposit rates at a faster rate than the earning assets increase, thereby further compressing the net interest margin.  Any increases in the rates we charge on accounts could have an effect on our efforts to attract new customers and grow loans, particularly with the continuing competition in the commercial and consumer lending industry. The economies and real estate markets in our primary market areas will continue to be significant determinants of the quality of our assets in future periods and, thus, our results of operations, liquidity and financial condition. Current economic indicators suggest that the national economy and the economies in our primary market areas will remain depressed but the length and severity of the cycle is difficult to predict.

For 2012, management remains focused on the above challenges and opportunities and other factors affecting the business similar to the factors driving 2011 results as discussed in this section.

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

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that effect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. In addition, GAAP itself may change from one previously acceptable method to another method, although the economics of our transactions would be the same.

Management has determined the following accounting policies to be critical:

Asset Impairment Judgments

Certain of our assets are carried in our consolidated balance sheets at fair value or at the lower of cost or fair value. Valuation allowances are established when necessary to recognize impairment of such assets. We periodically perform analyses to test for impairment of various assets. In addition to our impairment analyses related to loans, another significant impairment analysis relates to other than temporary declines in the value of our securities.

Our available for sale portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income in shareholders’ equity. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its carrying value and whether such decline is other than temporary. If such decline is deemed other than temporary, we would adjust the carrying amount of the security by writing down the security to fair value through a charge to current period income. The market values of our securities are significantly affected by changes in interest rates.

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

Stock-Based Compensation

The Company recognizes in the consolidated statements of income the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees” requisite service period (generally the vesting period).  The Company uses straight-line recognition of expenses for awards with graded vesting.  The Company utilizes a binomial pricing model for all stock option grants. Expected volatility is based on the historical volatility of the price of the Company’s stock. The Company uses historical data to estimate option exercise and stock option forfeiture rates within the valuation model. The expected term of options granted for the binomial model is derived from applying a historical suboptimal exercise factor to the contractual term of the grant. For binomial pricing, the risk-free rate for periods is equal to the U.S. Treasury yield at the time of grant and commensurate with the contractual term of the grant.  For restricted stock grants, the Company uses the market price of the stock on the grant date and expenses the market value over the vesting period.

Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled using the liability method. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The Company files income tax returns in the U.S. federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2007.

Deferred Compensations Plans

Future compensation under the Company’s executive salary continuation plan and director retirement plan is earned for services rendered through retirement. The Company accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the plans. The Company’s current benefit liability is determined based on vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which average approximately 20 years.

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

We have established and documented a process for determining fair value. We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Whenever there is no readily available market data, Management uses its best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of Management’s judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these financial statements. For detailed information on our use of fair value measurements and our related valuation methodologies, see Note 17 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

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

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The update requires an entity to offset, and present as a single net amount, a recognized eligible asset and a recognized eligible liability when it has an unconditional and legally enforceable right of setoff and intends either to settle the asset and liability on a net basis or to realize the asset and settle the liability simultaneously. The ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

Results of Operations

The Company earns income from two primary sources. The first is net interest income, which is interest income generated by earning assets less interest expense on interest-bearing liabilities. The second is noninterest income, which primarily consists of deposit service charges and fees, the increase in cash surrender value of life insurance and mortgage commissions. The majority of the Company’s noninterest expenses are operating costs that relate to providing a full range of banking services to our customers.

Overview

We recorded net income available to common shareholders for the year ended December 31, 2011 of $4,700,000 or $0.61 per diluted common share compared to $3,786,000 or $0.49 per diluted common share for the year ended December 31, 2010. The increase in net income available to common shareholders for the year ended December 31, 2011 was primarily due to a decrease of $2,520,000 in provision for loan losses, an increase in net interest income of $173,000.  Partially offsetting these factors was a decrease in non-interest income of $18,000, an increase of $618,000 in non-interest expense associated with two new branch openings in 2011 and an increase in income tax provision of $823,000.

Highlights of the financial results are presented in the following table:

	As of and for the years ended December 31,
(Dollars in thousands, except per share data)	2011	2010	2009
For the period:
Net income available to common shareholders	$4,700	$3,786	$1,158
Net income per common share:
Basic	$0.61	$0.49	$0.15
Diluted	$0.61	$0.49	$0.15
Return on average common equity	8.67%	7.65%	2.51%
Return on average assets	1.02%	0.88%	0.38%
Common stock dividend payout ratio	0.00%	0.00%	16.54%
Efficiency ratio	61.28%	59.62%	68.04%
At period end:
Book value per common share	$7.37	$6.64	$6.14
Total assets	$612,172	$552,396	$524,722
Total gross loans	$396,202	$404,194	$425,627
Total deposits	$536,204	$476,739	$429,210
Net loan-to-deposit ratio	72.17%	82.90%	97.34%

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

For a detailed analysis of interest income and interest expense, see the “Average Balance Sheets” and the “Rate/Volume Analysis” below.

	Distribution, Yield and Rate Analysis of Net Income
	For the Years Ended December 31,
	2011			2010
	Average Balance	Interest Income/ Expense	Avg Rate/ Yield	Average Balance	Interest Income/ Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$394,130	$23,619	5.99%	$411,590	$25,536	6.20%
Securities of U.S. government agencies	4,775	90	1.88%	1,552	9	0.60%
Other investment securities (2)	69,518	3,274	4.71%	47,669	2,597	5.45%
Federal funds sold	17,804	42	0.24%	8,286	19	0.23%
Interest-earning deposits	40,902	100	0.24%	17,099	42	0.25%
Total interest-earning assets	527,129	27,125	5.15%	486,196	28,203	5.80%
Total noninterest earning assets	45,774			38,773
Total Assets	$572,903			$524,969
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	245,815	767	0.31%	212,621	1,374	0.65%
NOW deposits	66,157	133	0.20%	59,617	186	0.31%
Savings deposits	18,389	64	0.35%	14,963	62	0.42%
Time certificates of $100,000 or more	35,172	356	1.01%	42,352	510	1.20%
Other time deposits	28,755	260	0.90%	33,383	459	1.37%
Other borrowings	6,484	68	1.05%	19,171	328	1.71%
Total interest-bearing liabilities	400,772	1,648	0.41%	382,107	2,919	0.76%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	101,599			76,820
Other liabilities	2,820			3,065
Total noninterest-bearing liabilities	104,419			79,885
Shareholders’ equity	67,712			62,977
Total liabilities and shareholders’ equity	$572,903			$524,969
Net interest income		$25,477			$25,284
Net interest spread (3)			4.73%			5.04%
Net interest margin (4)			4.83%			5.20%

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

Net interest income, on a fully tax equivalent basis (FTE), increased $0.2 million or 0.7% to $25.5 million for the year ended December 31, 2011, compared to $25.3 million in 2010.  Net interest spread and net interest margin were 4.73% and 4.83%, respectively, for the year ended December 31, 2011, compared to 5.04% and 5.20%, respectively, for the year ended December 31, 2010. The decrease in the net interest margin in 2011 was primarily attributable to the increased average federal funds sold and interest earning deposits in bank balances of $33.3 million which are earning 0.24% and thus driving down the overall yield on earning assets.

The current low market interest rate environment has had a positive impact on net interest income in previous years because the Company’s balance sheet is liability sensitive which typically results in our average cost of funds decreasing faster than the average yield on interest earning assets in a declining rate environment.  In 2011, we have not recognized this benefit to the same degree, as deposit interest rates are at historic lows and have essentially reached a threshold in which they cannot reasonably be further reduced.  However, the total cost of funds did decrease 35 basis points in 2011 compared to 2010, due in part to a shift from high cost CDs and FHLB borrowed funds into demand deposit and money market accounts.  In addition, average non-interest-bearing demand deposit balances increased by $24.8 million in 2011 compared to 2010, further reducing our cost of funds.

Compared to cost of funds, the decrease in earning asset yield was more significant at 65 basis points in 2011 compared to 2010.  The investment securities portfolio recognized the most significant decrease of 74 basis points in 2011, mainly because of the Company deploying cash into investment security purchases, which have historically low yields.  The yield on loans has remained more stable, with a reduction of 21 basis points for 2011 compared to 2010, partly as a result of the significant portion of our loans that are at their contractual rate floors.  In addition, the large majority of our variable loans are tied to the U.S. Treasury Constant Maturity Indices with repricing intervals between one and five years.

Changes in volume resulted in an increase in net interest income (FTE) of $324,000 for the year of 2011 compared to the year 2010, and changes in interest rates and the mix resulted in a decrease in net interest income (FTE) of $131,000 for the year 2011 versus the year 2010.  Management closely monitors both total net interest income and the net interest margin.

Market rates are in part based on the Federal Reserve Open Market Committee (“FOMC”) target Federal funds interest rate (the interest rate banks charge each other for short-term borrowings).  The change in the Federal funds sold and purchased rates is the result of target rate changes implemented by the FOMC.  In 2008, there were seven downward adjustments to the target rate totaling 325 basis points, bringing the target interest rate to a historic low with a range of 0% to 0.25% where it remained as of December 2011.

Rate/Volume Analysis

The following table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of earning assets and interest bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in average volume multiplied by old rate); and (ii) changes in rates (change in rate multiplied by old average volume). Changes in rate/volume (change in rate multiplied by the change in volume) have been allocated to the changes due to volume and rate in proportion to the absolute value of the changes due to volume and rate prior to the allocation.

	Rate/Volume Analysis of Net Interest Income
	For the Year Ended December 31,			For the Year Ended December 31,
	2011 vs. 2010			2010 vs. 2009
	Increases (Decreases)			Increases (Decreases)
	Due to Change In			Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Net loans (1)	$(1,083)	$(834)	$(1,917)	$(950)	$(247)	$(1,197)
Securities of U.S. government agencies	19	62	81	(1)	0	(1)
Other Investment securities	1,190	(513)	677	(53)	(292)	(345)
Federal funds sold	22	1	23	14	0	14
Interest-earning deposits	58	0	58	31	6	37
Total interest income	206	(1,284)	(1,078)	(959)	(533)	(1,492)
Interest expense:
Money market deposits	$214	$(821)	$(607)	$393	$(1,473)	$(1,080)
Super NOW deposits	20	(73)	(53)	13	(94)	(81)
Savings deposits	15	(13)	2	8	(46)	(38)
Time certificates of $100,000 or more	(87)	(67)	(154)	(155)	(491)	(646)
Other time deposits	(63)	(136)	(199)	(296)	(223)	(519)
Other borrowings	(217)	(43)	(260)	(387)	30	(357)
Total interest expense	(118)	(1,153)	(1,271)	(424)	(2,297)	(2,721)
Change in net interest income	$324	$(131)	$193	$(535)	$1,764	$1,229

(1)       Loan fees have been included in the calculation of interest income.

Provision for Loan Losses

Credit risk is inherent in the business of making loans. The Company establishes an allowance for loan losses through charges to earnings, which are shown in the statements of operations as the provision for loan losses. Specifically identifiable and quantifiable losses are promptly charged off against the allowance. The Company maintains the allowance for loan losses at a level that it considers to be adequate to provide for credit losses inherent in its loan portfolio. Management determines the level of the allowance by performing a quarterly analysis that considers concentrations of credit, past loss experience, current economic conditions, the amount and composition of the loan portfolio (including nonperforming and potential problem loans), estimated fair value of underlying collateral, and other information relevant to assessing the risk of loss inherent in the loan portfolio such as for example loan growth, net charge-offs, changes in the composition of the loan portfolio, and delinquencies. As a result of management’s analysis, a range of the potential amount of the allowance for loan losses is determined.

The provision for loan losses was $1,500,000 for the year ended December 31, 2011, compared to $4,020,000 for the year end December 31, 2010.  Nonperforming loans were $7.23 million at December 31, 2011 and $11.47 million at December 31, 2010, or 1.83% and 2.84%, respectively, of total loans. Nonperforming loans are primarily in nonperforming real estate construction and development loans. The allowance for loan losses was $8.61 million and $8.25 million at December 31, 2011 and 2010, or 2.17% and 2.04%, respectively, of total loans. Net charge-offs were $1,146,000 in 2011 compared to $2,785,000 in 2010.  The relatively high level of net charge-offs for 2011 and 2010 as compared to all prior years was primarily due to the economic downturn and the effect on the housing market.

The Company will continue to monitor the adequacy of the allowance for loan losses and make additions to the allowance in accordance with the analysis referred to above. Because of uncertainties inherent in estimating the appropriate level of the allowance for loan losses, actual results may differ from management’s estimate of credit losses and the related allowance.

Noninterest Income

Noninterest income was $2.75 million for the year ended December 31, 2011, compared to $2.77 million for the year 2010.  In 2011, other income decreased by $66,000, which was partially attributable to a checking cash back reward program expense accrual of $100,000 posted to other income as a contra account which offset the increase of $133,000 in bank debit card fees.  Also contributing to the decrease in noninterest income was a decrease of $57,000 in rental income on banked owned properties and a decrease of $113,000 from gains on called available for sale securities, as compared to 2010.  Service charge income increased to $1.12 million for the year 2011 compared to $1.07 million for the year 2010 as a result of the increase in the aggregate number of deposit accounts of 9.8% to 22,371 at December 31, 2011, as compared to 20,379 accounts as of December 31, 2010.  The Company continues to evaluate its deposit product offerings with the intention of continuing to expand its offerings to the consumer and business depositors.

Noninterest Income

(Dollars in thousands)

	For the Years Ended December 31,
	2011		2010
	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$1,120	40.7%	$1,065	38.5%
Earnings on cash surrender value of life insurance	432	15.7%	436	15.7%
Mortgaged commissions	104	3.8%	108	3.9%
Other income	1,095	39.8%	1,161	41.9%
Total	$2,751	100.00%	$2,770	100.00%

Average assets	$572,903		$524,969
Noninterest income as a % of average assets		0.5%		0.5%

Noninterest Expense

The following table sets forth a summary of noninterest expenses for the periods indicated:

Noninterest Expense

(Dollars in thousands)

	For the Years Ended December 31,
	2011		2010
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$9,326	53.6%	$8,457	50.4%
Occupancy expenses	2,829	16.3%	2,700	16.1%
Data processing fees	1,016	5.8%	947	5.6%
OREO expenses	389	2.2%	638	3.8%
Regulatory assessments (FDIC & DFI)	642	3.7%	1,051	6.3%
Other operating expenses	3,192	18.4%	2,983	17.8%
Total	$17,394	100.0%	$16,776	100.0%

Average assets	$572,903		$524,969
Noninterest expenses as a % of average assets		3.0%		3.5%

Noninterest expense was $17,394,000 for the year ended December 31, 2011, an increase of $618,000 or 3.7% compared to $16,776,000 for the year ended 2010.

Salaries and employee benefits increased by $869,000 in 2011 to $9,326,000 as a result of hiring staff for two new branches opened in 2011 and additional bonus accruals corresponding to the Company’s performance metrics.  The two new branches also resulted in an increase of $129,000 in occupancy expenses in 2011 compared to 2010, primarily from building lease expense and building depreciation, as one of the branches was leased on the other was purchased.

Data processing costs increased in 2011 over 2010 by $69,000, reflecting the additional costs that related to the increased number of deposit accounts.

Other expenses recognized an increase in 2011 compared to 2010 of $209,000 as a result of overhead expenses from our new branches and various costs associated with the expansion of products and services.

OREO expenses decreased by $249,000 to $389,000 in 2011, compared to $638,000 in 2010.  Included within these totals are OREO write downs of $291,000 in 2011 compared to $424,000 in 2010.  The remaining expense included in OREO expenses is attributed to general overhead such as property taxes and utilities associated with the properties classified as other real estate owned.  There was one sale of an OREO property recorded in 2011 which reduced our OREO inventory from three properties as of December 31, 2010 to two properties as of December 31, 2011.  The Company did not acquire any additional OREO during 2011.

FDIC and DFI (California Department of Financial Institutions) regulatory assessments decreased by $409,000 to $642,000 in 2011 compared to $1,051,000 in 2010.  The initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC.  The decrease in 2011 is due to a lower base assessment rate as the Company has improved its overall risk ratings.  The decrease in expense was in spite of a higher deposit base in 2011 as compared to 2010, as the FDIC assessment rates are applied to average quarterly deposits as the primary basis.

Management anticipates that noninterest expense will continue to increase as we continue to grow, even though management also estimates that the Company’s administration as currently set up may be scalable to handle a larger deposit base of up to around $1B in deposits.  However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Provision for Income Taxes

We reported a provision for income taxes of $3,176,000 and $2,353,000 for the years 2011 and 2010 respectively.  The effective income tax rate on income from continuing operations was 35.1% for the year ended December 31, 2011 compared to 33.7% for the year 2010.  These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans).  The disparity between the effective tax rates in 2011 as compared to 2010 is primarily due to tax credits from California Enterprise Zones and low income housing projects as well as tax free-income on loans within these enterprise zones and municipal securities and loans that comprise a larger proportion of pre-tax income in 2010 as compared to 2011. We have not been subject to an alternative minimum tax (“AMT”) during these periods.

Financial Condition

The Company’s total assets were $612.2 million at December 31, 2011 compared to $552.4 million at December 31, 2010, an increase of $59.8 million or 10.8%. Net loans decreased $8.2 million, investments increased $36.4 million, bank premises and equipment increased $3.3 million and interest receivable and other assets decreased $3.3 million, while cash and cash equivalents increased $32.1 million for the year ended December 31, 2011 as compared to December 31, 2010.

Loans gross of the allowance for loan losses and deferred fees were $396.2 million at December 31, 2011, compared to $404.2 million at December 31, 2010, a decrease of $8.0 million or 2.0%. The decrease was primarily due to a decrease of $6.7 million or 2.0% in commercial real estate loans and a decrease of $4.7 million in agriculture loans.  These were offset by increases of $1.2 million in commercial and industrial loans and an increase of $2.0 million in consumer loans and consumer residential loans.  The composition of the loan portfolio categories remained relatively unchanged as a percentage of total loans, except for agriculture loans which recognized the highest change from 3.4% at December 31, 2010 to 2.3% at December 31, 2011.

Deposits increased $59.5 million or 12.5% to $536.2 million at December 31, 2011 compared to $476.7 million at December 31, 2010. All deposit types increased except for time deposits which decreased by $12.9 million.  All other deposits increased, including demand deposit accounts which recognized a $27.7 million increase.  Money market, NOW and Savings each increased by $32.2 million, $11.9 million and $0.6 million, respectively.

Short-term borrowings decreased $2.0 million to $3.0 million at December 31, 2011, compared to $5.0 million at December 31, 2010 and long-term debt decreased from $3.0 million at December 31, 2010 to zero at December 31, 2011. The decrease in short-term and long-term debt was due to the deposit growth of $59.5 million.  This allowed us to pay off matured FHLB advances thus reducing our cost of funds and improving our liquidity ratio. The Company uses short-term borrowings, primarily short-term FHLB advances, to fund short-term liquidity needs and manage net interest margin.

Equity increased $5.7 million or 8.9% to $70.4 million at December 31, 2011, compared to $64.7 million at December 31, 2010.  The Company was selected to participate in the U.S. Treasury Capital Purchase Program (“TCPP”) which resulted in the issuance of $13.5 million in preferred stock in December 2008.  In August 2011, the Company repurchased these Series A preferred stock shares and simultaneously issued $13,500,000 in Series B Preferred Stock to the U.S. Treasury under the Small Business Lending Funding (“SBLF”) program.  Subsequently, the Company fully redeemed a warrant to purchase 350,346 shares of its Common Stock, at the exercise price of $5.78 per share that the Company had granted to the U.S. Treasury pursuant to the TCPP, for a purchase price of $560,000, which settled in September 2011.  So long as the preferred stock remains outstanding under SBLF, it will pay quarterly cumulative dividends at a variable rate between 1% and 5% per year for the first 2.5 years depending on growth of our small business loan portfolio.  If there is no loan growth after 2.5 years, the dividend rate could increase to 7% and if the preferred stock remains outstanding after 4.5 years, the rate increases to 9%, regardless of loan growth.  The Company intends to use the capital to increase credit availability to local, creditworthy, businesses and consumers. The securities issued to the Treasury will be accounted for as components of regulatory Tier 1 capital.  See Note 3 to the Consolidated Financial Statements in Item 8 of this report for further discussion regarding our participation in the TCPP.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested.  As of December 31, 2011, and 2010, we had $27.9 million and $40.8 million, respectively, in federal funds sold.

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

Our investment securities holdings increased by $36.4 million, or 68.4%, to $89.7 million at December 31, 2011, compared to holdings of $53.3 million at December 31, 2010.  Total investment securities as a percentage of total assets increased to 14.7% as of December 31, 2011 compared to 9.6% at December 31, 2010.  As of December 31, 2010, $53.4 million of the investment securities were pledged to secure public deposits.

As of December 31, 2011, the total unrealized loss on securities that were in a loss position for less than 12 continuous months was $209,000 with an aggregate fair value of $6,353,000.  There were no securities in a loss position for greater than 12 continuous months.

The following table summarizes the book value and market value and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

	As of December 31, 2011		As of December 31, 2010		As of December 31, 2009
Dollars in Thousands	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
Available-for-Sale:
Securities of U.S. government agencies	$52,102	$54,809	$28,679	$30,190	$29,475	$30,985
Collateralized mortgage obligations	11,366	12,095	7,947	8,137	2,885	2,995
Municipal securities	15,660	16,972	9,871	10,800	12,328	13,557
SBA Pools	1,236	1,237	1,517	1,506	1,589	1,579
Asset Backed Security	0	0	0	0	82	83
Corporate debt	2,000	1,814	0	0	0	0
Mutual Fund	2,759	2,768	2,631	2,635	1546	1566
Total investment securities	$85,123	$89,695	$50,645	$53,268	$47,905	$50,765

At December 31, 2011, there were no securities in an unrealized loss position for greater than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due solely to interest rate changes and the Company does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.  As of December 31, 2011, we did not have any investment securities that constituted 10% or more of the stockholders’ equity of any third party issuer.

The following table summarizes the maturity and repricing schedule of our investment securities at their amortized cost and their weighted average yields at December 31, 2011:

Investment Maturities and Repricing Schedule

(Dollars in Thousands)

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale:
Securities of U.S. government agencies	$11,173	1.01%	$4,718	4.13%	$12,994	4.34%	$23,216	3.90%	$52,101	3.41%
Collateralized mortgage obligations	0	0.00%	0	0.00%	0	0.00%	11,366	3.65%	11,366	3.65%
Municipal securities	2,962	5.87%	3,565	5.15%	9,134	3.67%	0	0.00%	15,661	4.42%
SBA Pools	0	0.00%	0	0.00%	0	0.00%	1,236	1.00%	1,236	1.00%
Corporate debt	0	0.00%	0	0.00%	2,000	4.00%	0	0.00%	2,000	4.00%
Mutual Fund	0	0.00%	0	0.00%	0	0.00%	2,759	0.00%	2,759	0.00%
Total Investment Securities	$14,135	2.03%	$8,283	4.57%	$24,128	4.06%	$38,577	3.96%	$85,123	3.50%

Interest income and yields in the above table have not been adjusted to a fully tax equivalent basis.

Loans

The following table sets forth the amount of total loans outstanding (excluding unearned income) and the percentage distributions in each category, as of the dates indicated.

	YEARS ENDED DECEMBER 31,
	2011	2010	2009	2008	2007
Commercial real estate	$330,045	$336,730	$353,171	$354,401	$303,723
Commercial and industrial	32,018	30,756	38,160	37,302	45,497
Consumer	1,213	1,242	1,351	1,281	1,414
Consumer residential	23,871	21,844	20,117	21,613	17,986
Agriculture	9,056	13,622	12,828	13,580	19,189
Unearned income	(634)	(733)	(811)	(1,035)	(1,038)
Total Loans, net of unearned income	$395,569	$403,461	$424,816	$427,142	$386,771

Participation loans sold and serviced by the Bank	9,283	9,283	14,907	9,759	1,314

Commercial real estate:	83.5%	83.5%	83.1%	83.0%	78.5%
Commercial and Industrial	8.1%	7.6%	9.0%	8.7%	11.8%
Consumer	0.3%	0.3%	0.3%	0.3%	0.4%
Consumer residential	6.0%	5.4%	4.7%	5.1%	4.7%
Agriculture	2.3%	3.4%	3.0%	3.2%	5.0%
Unearned income	(0.2)%	(0.2)%	(0.2)%	(0.2)%	(0.3)%
Total Loans, net of unearned income	100.0%	100.0%	100.0%	100.0%	100.0%

Commercial real estate loans decreased $6.7 million in 2011 as compared to 2010, as a result of the decline in demand by qualified borrowers in our serving area. Of the commercial real estate loans at December 31, 2010, 62.7% are non-owner occupied and 37.3% are owner occupied. Our commercial real estate loan portfolio is weighted towards term loans for which the primary source of repayment is cash flow from net operating income of the real estate property.

Commercial and industrial loans increased $1.3 million in 2011 as compared to 2010, as a result of our reassessment of the commercial and industrial lending market, specifically asset-based lines of credit. We have historically targeted well-established local businesses with strong guarantors that have proven to be resilient in periods of economic stress.

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

The following table summarizes our commercial real estate loan portfolio by the geographic location in which the property is located as of December 31, 2011 and 2010:

Commercial Real Estate Loans Outstanding by Geographic Location

	December 31, 2011		December 31, 2010
Commercial real estate loans by geographic location (County)	Amount	% of Commercial Real Estate Loans	Amount	% of Commercial Real Estate Loans
Stanislaus	$140,679	42.6%	$148,562	44.1%
San Joaquin	60,607	18.4%	58,248	17.3%
Tuolumne	23,763	7.2%	26,222	7.8%
Mono	14,363	4.4%	18,208	5.4%
Alameda	14,346	4.3%	10,653	3.2%
Sacramento	11,055	3.3%	11,376	3.4%
Inyo	9,234	2.8%	9,514	2.8%
Fresno	8,333	2.5%	8,640	2.6%
Merced	7,568	2.3%	8,911	2.6%
Madera	7,235	2.2%	7,318	2.2%
Calaveras	6,715	2.0%	812	0.2%
Contra Costa	5,934	1.8%	6,076	1.8%
Marin	3,890	1.2%	3,937	1.2%
Santa Clara	3,674	1.1%	3,904	1.1%
Tulare	3,503	1.1%	3,951	1.2%
Los Angeles	23	0.0%	6,247	1.9%
Other	9,123	2.8%	4,151	1.2%
Total	$330,045	100.0%	$336,730	100.0%

Construction and land loans are classified as commercial real estate loans and decreased $7.4 million in 2011 as compared to 2010, primarily due to the successful completion and sell-through of construction development projects booked in prior years, a slow down in construction activity (primarily residential development), as well as a conscious effort to reduce our concentration in construction loans.  The table below shows an analysis of construction loans by type and location. Non-owner-occupied land loans of $9.5 million at December 31, 2011 included loans for lands specified for commercial development of $6.2 million and for residential development of $3.3 million, the majority of which are located in Stanislaus County.

	December 31, 2011		December 31, 2010
(Dollars in Thousands) Construction loans by type	Amount	% of Construction Loans	Amount	% of Construction Loans
Single family non-owner-occupied	$7,656	30.3%	$2,663	8.2%
Single family owner-occupied	1,354	5.4%	1,342	4.1%
Commercial non-owner-occupied	5,373	21.3%	8,217	25.2%
Commercial owner-occupied	212	0.8%	1,448	4.4%
Land non-owner-occupied	9,528	37.8%	17,699	54.2%
Land owner-occupied	1,108	4.4%	1,276	3.9%
Total	$25,231	100.0%	$32,645	100.0%

(Dollars in Thousands) Construction loans by geographic location (County)	Amount	% of Construction Loans	Amount	% of Construction Loans
Stanislaus	$11,940	47.3%	$13,984	42.8%
Mono	3,227	12.8%	6,814	20.9%
Sutter	3,050	12.1%	0	0.0%
Tuolumne	2,074	8.2%	913	2.8%
San Joaquin	1,912	7.6%	0	0.0%
Contra Costa	1,479	5.9%	1,539	4.7%
Inyo	965	3.8%	414	1.3%
Tulare	332	1.3%	736	2.2%
Fresno	0	0.0%	8,217	25.2%
Other	252	1.0%	28	0.1%
Total	$25,231	100.0%	$32,645	100.0%

Loan Maturities

The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio, as of December 31, 2011. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The large majority of the variable rate loans are tied to independent indices (such as the Wall Street Journal prime rate or a Treasury Constant Maturity Rate). Substantially all loans with an original term of more than five years have provisions for the fixed rates to reset, or convert to a variable rate, after one, three or five years.

	Loan Maturities and Repricing Schedule At December 31, 2011
(Dollars in thousands)	Within One Year	After One But Within Five Years	After Five Years	Total
Commercial real estate	$68,404	$207,848	$53,793	$330,045
Commercial & Industrial	21,910	8,471	1,637	32,018
Consumer	552	589	72	1,213
Consumer Residential	1,794	8,693	13,384	23,871
Agriculture	6,613	1,658	785	9,056
Unearned income	(159)	(361)	(114)	(634)
Total loans, net of unearned income	$99,114	$226,898	$69,557	$395,569

Loans with variable (floating) interest rates	$78,785	$193,248	$32,706	$304,739
Loans with predetermined (fixed) interest rates	$20,329	$33,650	$36,851	$90,830

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

The Company had nonperforming loans of $7.23 million at December 31, 2011, as compared to $11.48 million at December 31, 2010, $14.42 million at December 31, 2009, $4.08 million at December 31, 2008 and $9.81 million at December 31, 2007.  The ratio of nonperforming loans over total loans was 1.83%, 2.84%, 3.39%, 1.10% and 2.54% at December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

In addition, the Company held two OREO properties with a market value of $0.2 million as of December 31, 2011 as compared to three OREO properties with a market value of $0.8 million as of December 31, 2010, six properties with a market value of $2.1 million as of December 31, 2009 and two properties with a market value of $2.7 million at December 31, 2008.  The Company did not possess any OREO as of December 31, 2007.

Management believes that the reserve provided for nonperforming loans, together with the tangible collateral, were adequate as of December 31, 2011. See “Allowance for Loan Losses” below for further discussion. Except as disclosed above, as of December 31, 2011, management was not aware of any material credit problems of borrowers that would cause it to have serious doubts about the ability of a borrower to comply with the present loan payment terms. However, no assurance can be given that credit problems may exist that may not have been brought to the attention of management, or that credit problems may arise.

The following table provides information with respect to the components of our nonperforming assets as of the dates indicated.  (The figures in the table are net of the portion guaranteed by the U.S. Government):

Nonperforming Assets

	At December 31, 2011
(Dollars in Thousands)	2011	2010	2009	2008	2007
Nonaccrual loans(1)
Commercial real estate	$7,129	$11,253	$12,701	$4,078	$9,087
Commercial and industrial	104	222	488	0	0
Consumer	0	0	0	0	0
Consumer residential	0	0	0	0	0
Agriculture	0	0	1,229	0	0
Total	$7,233	$11,475	$14,418	$4,078	9,087

Loans 90 days or more past due and still accruing (as to principal or interest):
Commercial real estate	$0	$0	$0	$643	$721
Commercial and industrial	0	0	0	0	0
Consumer	0	0	0	0	0
Consumer residential	0	0	0	0	0
Agriculture	0	0	0	0	0
Total	0	0	0	643	721

Total nonperforming loans	7,233	11,475	14,418	4,721	9,808

Other real estate owned	244	778	2,150	2,746	0
Total nonperforming assets	$7,477	$12,253	$16,568	$7,467	$9,808

Accruing restructured loans(2)
Commercial real estate	$0	$0	$0	$0	$0
Commercial and industrial	0	0	0	0	0
Consumer	0	0	0	0	0
Consumer residential	0	0	0	0	0
Agriculture	0	0	0	0	0
Total	0	0	0	0	0

Total impaired loans	$7,233	$11,475	$14,418	$4,721	$9,808

Nonperforming loans as a percentage of total loans	1.83%	2.84%	3.39%	1.10%	2.54%
Nonperforming assets as a percentage of total loans and other real estate owned	1.89%	3.03%	3.88%	1.74%	2.54%
Allowance for loan losses as a percentage of nonperforming loans	119.03%	71.94%	48.69%	117.97%	45.95%

(1) During the fiscal year ended December 31, 2011 and 2010, no interest income related to these loans was included in net income while on nonaccrual status. Additional interest income of approximately $692,000 and $818,000 would have been recorded during the year ended December 31, 2011 and 2010, respectively, if these loans had been paid in accordance with their original terms.

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

The current stagnant economic condition combined with growth of our loan portfolio in the past five years has required more reserves for probable loan losses. The allowance for loan losses increased by 4.3%, or $354,000, to $8.61 million at December 31, 2011 as compared with $8.25 million at December 31, 2010. Such allowances were $7.02 million, $5.57 million and $4.51 million at December 31, 2009, 2008 and 2007, respectively. Due to loan growth and the current economic downturn’s effect on the financial stability of certain borrowers, the loan loss allowances have increased to maintain an adequate reserve as a percentage of total loans, as reflected in the ratios of 2.17%, 2.04%, 1.65%, 1.30% and 1.16%, at the end of 2011, 2010, 2009, 2008 and 2007, respectively.  Based on the current conditions of the loan portfolio, Management believes that the $8.61 million allowance for loan losses at December 31, 2011 is adequate to absorb losses inherent in our loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

In light of the current weakness in the economic environment, and specifically in the real estate construction sector, reserves have been increased to recognize such increased risk.  Diversification, low loan-to-values, strong credit quality and enhanced credit monitoring contribute to a reduction in the portfolio’s overall risk, and help to offset the economic risk.  The impact of the increasing economic weakness will continue to be monitored, and adjustments to the provision for loan loss will be made accordingly.  The weak business climate adversely impacted the financial conditions of some of our clients and resulted in net loan charge-offs of $1,146,000, $2,785,000, $4,411,000, $1,110,000 and $397,000 in 2011, 2010, 2009, 2008 and 2007, respectively.

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

Although management believes the allowance at December 31, 2011 was adequate to absorb losses from any known and inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect our service areas or other variables will not result in increased losses in the loan portfolio in the future.

As of December 31, 2011, our allowance for loan losses consisted of amounts allocated to three phases of our methodology for assessing loan loss allowances, as follows (see details of methodology for assessing allowance for loan losses in the section entitled “Critical Accounting Policies”):

	Years Ended December 31,
Phase of Methodology (Dollars in Thousands)	2011	2010	2009
Specific review of individual loans	$551	$948	$1,256
Review of pools of loans with similar characteristics	6,091	5,392	3,808
Judgmental estimate based on various subjective factors	1,967	1,915	1,956
	$8,609	$8,255	$7,020

The Components of the Allowance for Loan Losses

As stated previously in “Critical Accounting Policies,” the overall allowance consists of a specific allowance for individually identified impaired loans, an allowance factor for categories of credits with similar characteristics and trends, and an allowance for changing environmental factors.

The first component, the specific allowance, results from the analysis of identified problem credits and the evaluation of sources of repayment including collateral, as applicable. Through Management’s ongoing loan grading process, individual loans are identified that have conditions that indicate the borrower may be unable to pay all amounts due under the contractual terms. These loans are evaluated individually by Management and specified allowances for loan losses are established when the discounted cash flows of future payments or collateral value of collateral-dependent loans are lower than the recorded investment in the loan. Generally with problem credits that are collateral-dependent, we obtain appraisals of the collateral at least annually. We may obtain appraisals more frequently if we believe the collateral value is subject to market volatility, if a specific event has occurred to the collateral (e.g. tentative map has been filed), or if we believe foreclosure is imminent.  Impaired loan balances decreased from $11.5 million at December 31, 2010 to $7.2 million at December 31, 2011.  The specific allowance totaled $551,000 and $948,000 at December 31, 2011 and 2010, respectively, as we charge off substantially all of our estimated losses related to specifically identified impaired loans as the losses are identified.

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

The total amount allocated for the second component is determined by applying loss estimation factors to outstanding loans. At December 31, 2011 and 2010, the allowance allocated by categories of credits totaled $6.1 million and $5.4 million, respectively. The increase mainly related to increased allowance factors for land loans related to the construction of residential subdivisions, commercial quick-qualifier loans and manufactured home loans, recognizing increased risk for these types of loans, as well as loan growth.

The third component of the allowance for loan losses is an economic component that is not allocated to specific loans or groups of loans, but rather is intended to absorb losses caused by portfolio trends, concentration of credit, growth, and economic trends, as stated previously in “Critical Accounting Policies”. At December 31, 2011 and 2010, the general valuation allowance, including the economic component, totaled $2.0 million and $1.9 million, respectively. Starting in late 2008, we witnessed financial difficulties experienced by borrowers in our market, where real estate sale prices have declined and holding periods have increased.  The U.S. economy is still experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system, dramatic declines in the housing prices, and an increasing unemployment rate.  There have been significant reductions in spending by consumers and businesses. In response to this, we have been proactive in evaluating reserve percentages for economic and other qualitative loss factors used to determine the adequacy of the allowance for loan losses. The increase to the third component of the allowance for loan losses reflected such evaluation.

The table below summarizes, for the periods indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for loan losses:

Allowance for Loan Losses

(in thousands)

	2011	2010	2009	2008	2007

Balances:
Average total loans outstanding during period	$394,130	$411,590	$426,748	$400,821	$381,316
Total loans outstanding at end of period	396,202	404,194	$425,627	$428,177	$386,771
Allowance for loan losses:
Balances at beginning of period	$8,255	$7,020	$5,569	$4,507	$4,341

Actual charge-offs:
Commercial real estate	1,108	2,696	3,524	1,062	366
Commercial and Industrial	44	52	871	11	0
Consumer	7	1	0	0	0
Consumer Residential	38	43	24	42	35
Agriculture		0	0	0	0
Total charge-offs	1,197	2,792	4,419	1,115	402

Recoveries on loans previously charged off:
Commercial real estate	30	0	0	0	0
Commercial and Industrial	14	2	0	0	0
Consumer	6	5	0	0	0
Consumer Residential	1	0	8	5	5
Agriculture	0	0	0	0	0
Total recoveries	51	7	8	5	5

Net loan charge-offs	1,146	2,785	4,411	1,110	397

Provision for loan losses	1,500	4,020	5,862	2,188	555
Reclassification of reserve related to off-balance-sheet commitments	0	0	0	(16)	8

Balance at end of period	$8,609	$8,255	$7,020	$5,569	$4,507

Ratios:
Net loan charge-offs to average total loans	0.29%	0.68%	1.03%	0.28%	0.10%
Allowance for loan losses to total loans at end of period	2.17%	2.04%	1.65%	1.30%	1.16%
Net loan charge-offs to allowance for loan losses at end of period	13.31%	33.74%	62.83%	19.93%	8.81%
Net loan charge-offs to provision for loan losses	76.40%	69.28%	75.25%	50.73%	71.57%

The table below summarizes the allowance for loan loss balance by type of loan balance at the end of each period (See “Loan Portfolio” above for a description of each type of loan balance):

Allocation of the Allowance for Loan Losses

	Amount Outstanding as of December 31,
	2011	2010	2009	2008	2007
	(Dollars in Thousands)
Applicable to:
Commercial real estate	$6,969	$6,577	$5,845	$4,364	$3,403
Commercial and Industrial	606	686	649	732	642
Consumer	65	61	44	34	25
Consumer Residential	348	375	202	193	117
Agriculture	363	153	142	127	183
Unallocated	258	403	138	119	137
Total Allowance	$8,609	$8,255	$7,020	$5,569	$4,507

Other Earning Assets

For various business purposes, we make investments in earning assets other than the interest-earning securities discussed above. Before 2007, the only other earning assets held by us were insignificant amounts of Federal Home Loan Bank stock, Federal Reserve Bank stock and the cash surrender value on the Company Owned Life Insurances (“BOLI”).

During 2007, we invested in a low-income housing tax credit funds (“LIHTCF”) to promote our participation in CRA activities. We committed to invest $1 million over a three year period, which was fully funded by the year 2009.  We receive the return in the form of tax credits and tax deductions which began in 2007 and are expected to continue through the year 2022.  The $1 million contribution is being amortized to other expenses over a term of 15 years, commensurate with the benefits received.

The balances of other earning assets as of December 31, 2011 and December 31, 2010 were as follows:

Dollars in Thousands	Balance as of December 31, 2011	Balance as of December 31, 2010
Type
BOLI	$11,256	$11,099
LIHTCF	$636	$703
Federal Reserve Bank Stock	$1,162	$1,159
Federal Home Loan Bank Stock	$2,832	$3,381

Deposits and Other Sources of Funds

Deposits

Total deposits at December 31, 2011, and 2010 were $536.2 million, and $476.7 million, respectively, representing an increase of $59.5 million or 12.5% in 2011. The average deposits for the years ended December 31, 2011 increased $56.1 million or 12.8% to $495.9 million compared to $439.8 million at December 31, 2010.

Deposits are the Company’s primary source of funds. Due to strategic emphasis by management, core deposits (based on definition provided by FDIC’s UBPR) increased by 13.9% in 2011 to $525.3 million at December 31, 2011.  As a result, the percentage of core deposits to total deposits increased to 98.0% at December 31, 2011 as compared to 96.8% at December 31, 2010.  The average rate paid on time deposits in denominations of $100,000 or more was 1.01% and 1.20% for the years ended December 31,

2011 and 2010, respectively.  The composition and cost of the Company’s deposit base are important components in analyzing the Company’s net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein.  See “Net Interest Income and Net Interest Margin” for further discussion.

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

Distribution of Average Daily Deposits

(Dollars in Thousands)

	Average Deposits
	2011		2010		2009
Dollars in Thousands	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Demand, noninterest-bearing	$101,599	0.00%	$76,820	0.00%	$62,874	0.00%
Money market	245,815	0.31%	212,621	0.65%	183,314	1.34%
NOW	66,157	0.20%	59,617	0.31%	56,921	0.47%
Savings	18,389	0.35%	14,963	0.42%	13,851	0.72%
Time certificates of deposit of $100,000 or more	35,172	1.01%	42,352	1.20%	48,912	2.36%
Other time deposits	28,755	0.90%	33,383	1.37%	47,883	2.04%
Total deposits	$495,887	0.32%	$439,756	0.58%	$413,755	1.20%

The scheduled maturities of our time deposits in denominations of $100,000 or greater at December 31, 2011 are, as follows:

Maturities of Time Deposits of $100,000 or More

(Dollars in Thousands)

Three months or less	$6,120
Over three months through six months	8,870
Over six months through twelve months	9,028
Over twelve months	13,426
Total	$37,444

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks.  Six of our clients carry deposit balances of more than 1% of our total deposits, one of which had a deposit balance of more than 3% of total deposits at December 31, 2011.

The Company had $1.4 million and $3.8 million in brokered deposits as of December 31, 2011 and 2010, respectively.  The only brokered deposits the Company holds are from CDARS and ICS, a certificate of deposit and money market account program, respectively, that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer.

FHLB Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. Our outstanding FHLB advances decreased by $5.0 million to $3.0 million at year-end 2011 compared to the prior year as a result of our emphasis on managing non-relationship, high cost CDs.  See “Liquidity Management” below for the details on the FHLB borrowings program.

The following table is a summary of FHLB borrowings for fiscal years 2011 and 2010:

Dollars in Thousands	2011	2010
Balance at year-end	$3,000	$8,000
Average balance during the year	$6,479	$19,161
Maximum amount outstanding at any month-end	$8,000	$24,200
Average interest rate during the year	1.05%	1.71%
Average interest rate at year-end	0.99%	1.10%

Return on Equity and Assets

The following table sets forth certain information regarding our return on equity and assets for the periods indicated:

	At December 31, 2011	At December 31, 2010
Return on average assets	1.02%	0.88%
Return on average common equity	8.67%	7.65%
Dividend payout ratio	0.00%	0.00%
Equity to assets ratio	11.50%	11.69%

Deferred Compensation Obligations

We maintain a nonqualified, unfunded deferred compensation plan for certain key management personnel.  Under this plan, participating employees may defer compensation, which will entitle them to receive certain payments upon retirement, death, or disability.  The plan provides for payments commencing upon retirement and reduced benefits upon early retirement, disability, or termination of employment. At December 31, 2011 and 2010, our aggregate payment obligations under this plan totaled $7.4 million and $7.5 million, respectively.

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of December 31, 2011, and 2010, we had commitments to extend credit of $46.4 million and $59.9 million, respectively.  Obligations under standby letters of credit were $0.6 million and $1.4 million, for 2011, and 2010, respectively, and there were no obligations under commercial letters of credit for either period.

The effect on our revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used. For more information regarding our off balance sheet arrangements, see Note 15- Commitments and Other Contingencies- to our 2011 year-end consolidated financial statements located elsewhere in this report.

Contractual Obligations

The following chart summarizes certain contractual obligations of the Company as of December 31, 2011 (dollars in thousands):

Contractual Obligations	Less than 1 Year	1-3 years	3-5 years	More than 5 years	Total
FHLB borrowings	$3,000	$0	$0	$0	$3,000
Operating lease obligations	884	1,725	1,153	1,986	5,748
Supplemental retirement plans	12	139	194	1,166	1,511
Time deposit maturities	42,836	13,060	4,372	0	60,268

Total	$46,732	$14,924	$5,719	$3,152	$70,527

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

Since our deposit growth strategy emphasizes core deposit growth we have avoided relying on brokered deposits as a consistent source of funds.  The only brokered deposit the Company holds are from CDARS and ICS, a certificate of deposit and money market program, respectively, that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer.  The Company had $1.4 million and $3.8 million in brokered deposits as of December 31, 2011 and 2010, respectively.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio and stock issued by the FHLB. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity.  At December 31, 2011 and December 31, 2010, the Company had total FHLB advances outstanding of $3.0 million and $8.0 million which equaled 2% and 7% of our borrowing capacity, respectively.  At December 31, 2011 and December 31, 2010, the Company had sufficient collateral to borrow an additional $130.3 million and $113.9 million, respectively.  In addition, the Company had lines of credit with its correspondent banks to purchase overnight federal funds totaling $25 million and $15 million at December 31, 2011 and 2010, respectively.  No advances were made on these lines of credit as of December 31, 2011 and December 31, 2010.

Oak Valley Bancorp’s liquidity depends primarily on dividends paid to it as sole shareholder of the Company. The Company’s ability to pay dividends to Oak Valley Bancorp without regulatory approval will depend on whether the Company will be in a position to pay dividends.

Maintenance of adequate liquidity requires that sufficient resources be available at all time to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, loans and securities available for sale. Our liquid assets at December 31, 2011 and 2010 totaled approximately $197.7 million and $129.0 million, respectively.  Our liquidity level measured as the percentage of liquid assets to total assets was 32.3% and 23.3% at December 31, 2011, and 2010, respectively.

Capital Resources and Capital Adequacy Requirements

In the past two years, our primary source of capital has been internally generated operating income through retained earnings. At December 31, 2011, total shareholders’ equity increased to $70.4 million, representing an increase of $5.7 million from December 31, 2010.

In December 2008, the Company was selected to participate in the U.S. Treasury Capital Purchase Program which demonstrated the confidence the U.S. Treasury Department has in the stability of the Company. The Company issued $13.5 million in Series A preferred stock. In August 2011, the Company repurchased these Series A preferred stock shares and simultaneously issued $13,500,000 in Series B Preferred Stock to the U.S. Treasury under the Small Business Lending Funding (“SBLF”) program. Subsequently, the Company fully redeemed a warrant to purchase 350,346 shares of its Common Stock, at the exercise price of $5.78 per share that the Company had granted to the U.S. Treasury pursuant to the TCPP, for a purchase price of $560,000, which settled in September 2011. So long as the preferred stock remains outstanding under SBLF, it will pay quarterly cumulative dividends at a variable rate between 1% and 5% per year for the first 2.5 years depending on growth of our small business loan portfolio. If there is no loan growth after 2.5 years, the dividend rate could increase to 7% and if the preferred stock remains outstanding after 4.5 years, the rate increases to 9%, regardless of loan growth. The Company intends to use the capital to increase credit availability to local, creditworthy, businesses and consumers. The securities issued to the Treasury are accounted for as components of regulatory Tier 1 capital.

As of December 31, 2011, we had no material commitments for capital expenditures other than the Series B Preferred Stock dividend payments due to the U.S. Treasury under the SBLF program.

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

As of December 31, 2011, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to the Bank’s capital ratios as of the dates specified:

	Regulatory Well- Capitalized Standards	December 31, 2011	December 31, 2010
Total capital to risk-weighted assets	10.0%	16.2%	14.9%
Tier I capital to risk-weighted assets	6.0%	14.9%	13.7%
Tier I capital to average assets	5.0%	11.4%	11.5%

Market Risk

Market risk is the risk of loss of future earnings, fair values, or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market risk sensitive instruments. Market risk is attributed to all market risk sensitive financial instruments, including securities, loans, deposits and borrowings, as well as the Company’s role as a financial intermediary in customer-related transactions. The objective of market risk management is to avoid excessive exposure of the Company’s earnings and equity to loss and to reduce the volatility inherent in certain financial instruments.

Interest Rate Management

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Company’s market risk exposure is primarily that of interest rate risk, and it has established policies and procedures to monitor and limit earnings and balance sheet exposure to changes in interest rates. The Company does not engage in the trading of financial instruments, nor does the Company have exposure to currency exchange rates.

The principal objective of interest rate risk management (often referred to as “asset/liability management”) is to manage the financial components of the Company in a manner that will optimize the risk/reward equation for earnings and capital in relation to changing interest rates. The Company’s exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent, and that the goal is to identify and manage the risks. Management uses two methodologies to manage interest rate risk: (i) a standard GAP analysis; and (ii) an interest rate shock simulation model.

The planning of asset and liability maturities is an integral part of the management of an institution’s net interest margin. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, the net interest margin may change over time. Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of loans or securities or in the form of delays in the adjustment of rates of interest applying to either earning assets with floating rates or to interest bearing liabilities. The Company has generally been able to control its exposure to changing interest rates by maintaining primarily floating interest rate loans and a majority of its time certificates with relatively short maturities.

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

The Company uses modeling software for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s net interest margin, and to calculate the estimated fair values of the Company’s financial instruments under different interest rate scenarios. The program imports current balances, interest rates, maturity dates and repricing information for individual financial instruments, and incorporates assumptions on the characteristics of embedded options along with pricing and duration for new volumes to project the effects of a given interest rate change on the Company’s interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Company’s investment, loan, deposit and borrowed funds portfolios. These rate projections can be shocked (an immediate and parallel change in all base rates, up or down) and ramped (an incremental increase or decrease in rates over a specified time period), based on current trends and econometric models or stable economic conditions (unchanged from current actual levels).

The Company applies a market value (“MV”) methodology to gauge its interest rate risk exposure as derived from its simulation model. Generally, MV is the discounted present value of the difference between incoming cash flows on interest-earning assets and other investments and outgoing cash flows on interest-bearing liabilities and other liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the MV which would result from a theoretical 200 basis point (1 basis point equals 0.01%) change in market interest rates. Both a 200 basis point increase and a 200 basis point decrease in market rates are considered.

At December 31, 2011, it was estimated that the Company’s MV would decrease 15.46% in the event of an immediate 200 basis point increase in market interest rates. The Company’s MV at the same date would increase 3.58% in the event of an immediate 200 basis point decrease in applicable interest rates.

Presented below, as of December 31, 2011 and 2010, is an analysis of the Company’s interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of applicable interest rates:

	December 31, 2011				December 31, 2010
	$ Change	% Change	Market Value as a % of Present Value of Assets		$ Change	% Change	Market Value as a % of Present Value of Assets
Shock Scenario	in Market Value	in Market Value	MV Ratio	Change (bp)	in Market Value	in Market Value	MV Ratio	Change (bp)
	(Dollars in Thousands)
+200 bp	$(12,150)	(15.46)%	11.14%	(141)	$(9,372)	(12.75)%	11.98%	(119)
+100 bp	$(6,692)	(8.52)%	11.80%	(75)	$(4,182)	(5.69)%	12.69%	(48)
0 bp	$0	0.00%	12.55%	0	$0	0.00%	13.17%	0
-100 bp	$9,306	11.84%	13.70%	115	$6,744	9.17%	14.02%	85
-200 bp	$2,813	3.58%	12.70%	15	$8,658	11.78%	14.15%	98

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

However, as with any method of gauging interest rate risk, there are certain shortcomings inherent to the MV methodology. The model assumes interest rate changes are instantaneous parallel shifts in the yield curve. In reality, rate changes are rarely instantaneous. The use of the simplifying assumption that short-term and long-term rates change by the same degree may also misstate historic rate patterns, which rarely show parallel yield curve shifts. Further, the model assumes that certain assets and liabilities of similar maturity or period to repricing will react in the same way to changes in rates. In reality, certain types of financial instruments may react in advance of changes in market rates, while the reaction of other types of financial instruments may lag behind the change in general market rates. When interest rates change, actual loan prepayments and actual early withdrawals from certificates may deviate significantly from the assumptions used in the model. Finally, this methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan clients’ ability to service their debt. All of these factors are considered in monitoring the Company’s exposure to interest rate risk.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the Independent Auditors’ Report appear on pages F-1 through F-43 of this Report and are incorporated into this Item 8 by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act of 1934 (the “Act”)) as of December 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our Management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  These limitations include the possibility of human error, the circumvention or overriding of the controls and procedures and reasonable resource constraints.  In addition, because we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, our system of controls may not achieve its desired purpose under all possible future conditions.  Accordingly, our disclosure controls and procedures provide reasonable assurance, but not absolute assurance, of achieving their objectives.

Management’s Annual Report on Internal Control over Financial Reporting

Our Management’s report on Internal Control over Financial Reporting is set forth in Item 8 and is incorporated herein by reference.

Our internal control over financial reporting is designed to provide reasonable, but not absolute, assurance regarding the financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.  There are inherent limitations to the effectiveness of any system of internal control over financial reporting.  These limitations include the possibility of human error, the circumvention of overriding of the system and reasonable resource constraints.  Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2012 Annual Meeting of Shareholders.    The Company and the Company have adopted a Code of Ethics that applies to all staff including the Chief Executive Officer, and the Chief Financial Officer. A copy of the Code of Ethics will be provided to any person, without charge, upon written request to Corporate Secretary, Oak Valley Bancorp, 125 North Third Avenue, Oakdale, CA 95361.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the FDIC.  Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 4 and 5 were required for those persons, the Company believes that for the 2011 fiscal year the officers and directors of the Company complied with all applicable filing requirements, except for director Michael Q. Jones, who failed to timely file Form 4 reports for purchases of 1,539 and 474 shares of the Company’s common stock, on July 15 and August 10, 2011, respectively.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2012 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2012 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2012 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2012 Annual Meeting of Shareholders.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of this Report:

(a)(1) Financial Statements

The Financial Statements of the Company and the Report of Independent Registered Public Accounting Firm are set forth on pages F-1 through F-42.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Oakdale, California on March 30, 2012.

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

Signature	Title	Date

/s/ DONALD BARTON	Director	March 27, 2012
Donald Barton

/s/ CHRISTOPHER M. COURTNEY	Director	March 27, 2012
Christopher M. Courtney

/s/ JAMES L. GILBERT	Director	March 27, 2012
James L. Gilbert

/s/ THOMAS A. HAIDLEN	Director	March 27, 2012
Thomas A. Haidlen

/s/ MICHAEL Q. JONES	Director	March 27, 2012
Michael Q. Jones

/s/ RONALD C. MARTIN	Director	March 27, 2012
Ronald C. Martin

/s/ ROGER M. SCHRIMP	Director	March 27, 2012
Roger M. Schrimp

/s/ DANNY L. TITUS	Director	March 27, 2012
Danny L. Titus

/s/ RICHARD J. VAUGHAN	Director	March 27, 2012
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

As of December 31, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and guidance issued by the Securities and Exchange Commission.  Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2011, based on those criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Oak Valley Bancorp

We have audited the accompanying consolidated balance sheets of Oak Valley Bancorp and subsidiary (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended December 31, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oak Valley Bancorp and subsidiary as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years ended December 31, 2011 and 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Stockton, California

March 30, 2012

OAK VALLEY BANCORP

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS

Cash and due from banks	$73,189,775	$28,091,916
Federal funds sold	27,895,000	40,845,000
Cash and cash equivalents	101,084,775	68,936,916

Securities available for sale	89,694,859	53,267,982
Loans, net of allowance for loan loss of $8,609,174 and $8,254,929 at December 31, 2011 and 2010	386,958,076	395,206,208
Bank premises and equipment, net	13,499,285	10,173,822
Other real estate owned	244,375	778,174
Interest receivable and other assets	20,690,288	24,033,316

	$612,171,658	$552,396,418

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$536,204,003	$476,738,850
Interest payable and other liabilities	2,565,649	2,999,836
Federal Home Loan Bank advances	3,000,000	8,000,000
Total liabilities	541,769,652	487,738,686

Commitments and contingencies (Note 15)

Shareholders’ equity
Series A Preferred stock, no par value; $1,000 per share liquidation preference, 10,000,000 shares authorized and 13,500 issued and outstanding at December 31, 2010	0	13,013,945
Series B Preferred stock, no par value; $1,000 per share liquidation preference, 10,000,000 shares authorized and 13,500 issued and outstanding at December 31, 2011	13,500,000	0
Common stock, no par value; 50,000,000 shares authorized, 7,718,469 and 7,702,127 shares issued and outstanding at December 31, 2011 and 2010, respectively	23,453,443	24,003,549
Additional paid-in capital	2,128,700	2,080,218
Retained earnings	28,629,757	24,016,466
Accumulated other comprehensive income, net of tax	2,690,106	1,543,554

Total shareholders’ equity	70,402,006	64,657,732

	$612,171,658	$552,396,418

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF INCOME

	YEAR ENDED DECEMBER 31,
	2011	2010
INTEREST INCOME
Interest and fees on loans	$23,608,833	$25,503,634
Interest on securities available for sale	3,076,575	2,361,723
Interest on federal funds sold	41,884	19,133
Interest on deposits with banks	100,249	41,595
Total interest income	26,827,541	27,926,085

INTEREST EXPENSE
Deposits	1,579,877	2,591,086
FHLB advances	68,081	327,900
Federal funds purchased	51	110
Total interest expense	1,648,009	2,919,096

Net interest income	25,179,532	25,006,989
PROVISION FOR LOAN LOSSES	1,500,000	4,020,000

Net interest income after provision for loan losses	23,679,532	20,986,989

OTHER INCOME
Service charges on deposits	1,120,035	1,065,063
Earnings on cash surrender value of life insurance	432,234	435,884
Mortgage commissions	103,935	107,848
Other	1,094,930	1,160,736
Total non-interest income	2,751,134	2,769,531

OTHER EXPENSES
Salaries and employee benefits	9,325,812	8,456,982
Occupancy expenses	2,829,468	2,699,897
Data processing fees	1,016,132	947,338
OREO expenses	389,124	637,725
Regulatory assessments (FDIC & DFI)	642,000	1,051,262
Other operating expenses	3,191,229	2,982,626
Total non-interest expense	17,393,765	16,775,830

Net income before provision for income taxes	9,036,901	6,980,690

PROVISION FOR INCOME TAXES	3,176,306	2,353,259
NET INCOME	$5,860,595	$4,627,431

Preferred stock dividends and accretion	1,161,056	841,648

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$4,699,539	$3,785,783

NET INCOME PER COMMON SHARE	$0.61	$0.49

NET INCOME PER DILUTED COMMON SHARE	$0.61	$0.49

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	YEARS ENDED DECEMBER 31, 2011 AND 2010
								Accumulated
					Additional			Other	Total
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Income	Equity
Balances, January 1, 2010	7,681,877	$23,933,440	13,500	$12,847,297	$1,997,747	$20,230,683		$1,683,084	$60,692,251

Stock options exercised	20,250	$70,109							$70,109
Preferred stock accretion				$166,648		$(166,648)			0
Preferred stock dividend payments						(675,000)			(675,000)
Stock based compensation					82,471				82,471
Comprehensive income:
Net changes in unrealized gain on available-for-sale securities (net of income tax benefit of $17,015)							(24,334)	(24,334)	(24,334)
Reclassification of realized gains (net of income tax benefit of $80,549)							(115,196)	(115,196)	(115,196)
Net income						4,627,431	4,627,431		4,627,431
Comprehensive income							$4,487,901
Balances, December 31, 2010	7,702,127	$24,003,549	13,500	$13,013,945	$2,080,218	$24,016,466		$1,543,554	$64,657,732

Stock options exercised	3,037	$9,894							$9,894
Restricted stock issued	13,305
Repurchase of Series A preferred stock			(13,500)	$(13,500,000)					(13,500,000)
Series B preferred stock issued			13,500	13,500,000					13,500,000
Preferred stock accretion				486,055		$(486,055)			0
Preferred stock dividend payments						(761,249)			(761,249)
Payment to repurchase U.S. Treasury Warrant		(560,000)							(560,000)
Stock based compensation					48,482				48,482
Comprehensive income:
Net changes in unrealized gain on available-for-sale securities (net of income tax of $835,117)							1,194,329	1,194,329	1,194,329
Reclassification of realized gains (net of income tax benefit of $33,407)							(47,777)	(47,777)	(47,777)
Net income						5,860,595	5,860,595		5,860,595
Comprehensive income							$7,007,147
Balances, December 31, 2011	7,718,469	$23,453,443	13,500	$13,500,000	$2,128,700	$28,629,757		$2,690,106	$70,402,006

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,860,595	$4,627,431
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for loan losses	1,500,000	4,020,000
Decrease in deferred fees/costs, net	(98,579)	(78,090)
Depreciation	998,014	959,547
Amortization (accretion) of investment securities, net	36,407	(2,192)
Stock based compensation	48,482	82,471
OREO write downs and losses on sale	290,609	431,556
Gain on called available for sale securities	(81,184)	(195,745)
Earnings on cash surrender value of life insurance	(432,234)	(435,884)
Decrease in deferred tax asset	205,224	497,243
(Decrease) increase in interest payable and other liabilities	(434,187)	877,901
(Increase) decrease in interest receivable	(61,595)	92,470
Decrease (increase) in other assets	2,283,773	(2,812,271)
Net cash from operating activities	10,115,325	8,064,437

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(54,574,719)	(12,114,593)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	20,140,881	9,572,769
Net decrease in loans	6,846,711	17,695,047
Purchase of FRB Stock	(2,450)	(2,200)
Redemption of FHLB stock	548,600	423,000
Proceeds from sale of OREO	243,190	1,892,305
Proceeds from sales of premises and equipment	450	0
Purchases of premises and equipment	(4,323,927)	(966,072)
Net cash (used in) from investing activities	(31,121,264)	16,500,256

CASH FLOWS FROM FINANCING ACTIVITIES:
FHLB advanced funds	0	7,100,000
FHLB payments	(5,000,000)	(31,300,000)
Federal funds advances	0	480,000
Federal funds payments	0	(480,000)
Repurchase of Series A Preferred Stock	(13,500,000)	0
Proceeds from Series B Preferred Stock issued	13,500,000	0
Preferred stock dividend payment	(761,249)	(675,000)
Payment to repurchase U.S. Treasury Warrant	(560,000)	0
Net increase in demand deposits and savings accounts	72,401,862	56,384,103
Net decrease in time deposits	(12,936,709)	(8,855,537)
Proceeds from sale of common stock and exercise of stock options	9,894	70,109
Net cash from financing activities	53,153,798	22,723,675

NET INCREASE IN CASH AND CASH EQUIVALENTS	32,147,859	47,288,368

CASH AND CASH EQUIVALENTS, beginning of period	68,936,916	21,648,548

CASH AND CASH EQUIVALENTS, end of period	$101,084,775	$68,936,916

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,686,014	$3,151,988
Income taxes	$3,961,119	$1,976,000

NON-CASH INVESTING ACTIVITIES:
Real estate acquired through foreclosure	$0	$952,521
Change in unrealized gain on available-for-sale securities	$1,948,262	$(237,093)

NON-CASH FINANCING ACTIVITIES:
Accretion of preferred stock	$486,055	$166,648

See accompanying notes

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF ACCOUNTING POLICIES

Introductory Explanation

On July 3, 2008 (the “Effective Date”), a bank holding company reorganization was completed whereby Oak Valley Bancorp (“Bancorp”) became the parent holding company for Oak Valley Community Bank ( the “Bank”).  On the Effective Date, a tax-free exchange was completed whereby each outstanding share of the Company was converted into one share of Bancorp and the Company became the sole wholly-owned subsidiary of the holding company.

The consolidated financial statements include the accounts of Bancorp and its wholly-owned bank subsidiary. All material intercompany transactions have been eliminated. In the opinion of Management, the consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations, changes in shareholders’ equity and cash flows.  All adjustments are of a normal, recurring nature.

Oak Valley Community Bank  is a California State chartered bank. The Company was incorporated under the laws of the state of California on May 31, 1990, and began operations in Oakdale on May 28, 1991. The Company operates branches in Oakdale, Sonora, Bridgeport, Bishop, Mammoth Lakes, Modesto, Manteca, Patterson, Turlock, Ripon, Stockton, and Escalon, California. The Bridgeport, Mammoth Lakes, and Bishop branches operate as a separate division, Eastern Sierra Community Bank. The Company’s primary source of revenue is providing loans to customers who are predominantly middle-market businesses.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant accounting estimates reflected in the Company’s consolidated financial statements include the allowance for loan losses, accounting for income taxes, other-than-temporary impairment of investment securities, the fair value of stock options, the fair value measurements and the determination, deferred compensation plans, recognition and measurement of impaired loans.  Actual results could differ from these estimates.

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Cash and cash equivalents — The Company has defined cash and cash equivalents to include cash, due from banks, certificates of deposit with maturities of three months or less, and federal funds sold. Generally, federal funds are sold for one-day periods. At times throughout the year, balances can exceed FDIC insurance limits.  Management believes the risk of loss is remote as these amounts are held by major financial institutions and management monitors their financial condition.

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

Other real estate owned - Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value of the property at the date of foreclosure less estimated selling costs.  Subsequent to foreclosure, valuations are periodically performed and any subject revisions in the estimate of fair value are reported as adjustment to the carrying value of the real estate, provided the adjusted carrying amount does not exceed the original amount at foreclosure.  Revenues and expenses from operations and changes in the valuation allowance are included in other operating expenses.

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

Loan fees net of certain direct costs of origination are deferred and amortized, as an adjustment to interest yield, over the estimated life of the loan.

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

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additional allowance based on their judgment about information available to them at the time of their examination.

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

The Company considers a loan impaired when it is probable that all amounts of principal and interest due, according to the contractual terms of the loan agreement, will not be collected, which is the same criteria used for the transfer of loans to non-accrual status. Interest income is recognized on impaired loans in the same manner as non-accrual loans. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

The method for calculating the allowance for unfunded loan commitments is based on an allowance percentage which is less than other outstanding loan types because they are at a lower risk level.  This allowance percentage is evaluated by management periodically and is applied to the total undisbursed loan commitment balance to calculate the allowance for off-balance-sheet commitments.

The Company considers a loan to be a troubled debt restructure (“TDR”) when the Company has granted a concession to either the interest rate, payment structure or term of the contractual note and the borrower is experiencing financial difficulty.  In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the

Company’s internal underwriting policy.  A TDR loan is kept on non-accrual status until the borrower has paid for six consecutive months with no payment defaults, at which time the TDR is placed back on accrual status.

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

Income taxes — Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled using the liability method. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

The Company files income tax returns in the U.S. federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2007.

Transfers of financial assets — Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when:  (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that contain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Advertising costs — The Company expenses marketing costs as they are incurred. Advertising expense was $160,000 and $151,000 for the years ended December 31, 2011 and 2010, respectively.

Comprehensive income — Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes items previously recorded directly to equity, such as unrealized gains and losses on securities available for sale. Comprehensive income is presented in the statements of shareholders’ equity. For the years ended December 31, 2011 and 2010, $48,000 and $115,000 net of tax, respectively, was reclassified from comprehensive income into net income related to gains on called available for sale securities.

Investment in limited partnership —  During 2007 the Company acquired limited interests in a private limited partnership that acquires affordable housing properties in California that generate Low Income Housing Tax Credits under Section 42 of the Internal Revenue Code of 1986, as amended.  The Company’s limited partnership investment is accounted for under the equity method.  The Company’s noninterest expense associated with the utilization of these tax credits for the year ended December 31, 2011 and 2010 was $67,056 and $66,144, respectively.  The limited partnership investment is expected to generate a total tax benefit of approximately $1.16 million over the life of the investment for the combination of the tax credits and deductions on noninterest expense.  The tax credits expire between 2011 and 2022.  In 2010, a tax benefit of $118,000 was utilized for income tax purposes and an estimated amount of $98,000 will be utilized in 2011.  The recorded investment in limited partnerships totaled $636,099 and $703,155 at December 31, 2011 and 2010, respectively, and is reflected as a component of interest receivable and other assets on the consolidated balance sheets.

Federal Reserve Bank Stock —  Federal Reserve Bank stock represents the Company’s investment in the stock of the Federal Reserve Bank (“FRB”) and is carried at par value, which reasonably approximates its fair value. While technically these are considered equity securities, there is no market for the FRB stock. Therefore, the shares are considered as restricted investment securities.  Management periodically evaluates FHLB stock for other-than-temporary impairment.  Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FRB as compared to the capital stock amount for the FRB and the length of time this situation has persisted, (2) commitments by the FRB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FRB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FRB, and (4) the liquidity position of the FRB. This investment is reflected as a component of interest receivable and other assets on the consolidated balance sheets.

Federal Home Loan Bank Stock —  Federal Home Loan Bank stock represents the Company’s investment in the stock of the Federal Home Loan Bank of San Francisco (“FHLB”) and is carried at par value, which reasonably approximates its fair value. While technically these are considered equity securities, there is no market for the FHLB stock. Therefore, the shares are considered as restricted investment securities.  Management periodically evaluates FHLB stock for other-than-temporary impairment.  Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB. This investment is reflected as a component of interest receivable and other assets on the consolidated balance sheets.

Stock based compensation — The Company recognizes in the consolidated statements of income the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period).  The Company uses the straight-line recognition of expenses for awards with graded vesting.

The fair value of each option grant is estimated as of the grant date using an option-pricing model with the assumptions noted in the following table. The Company utilizes a binomial pricing model for all grants. Expected volatility is based on the historical volatility of the price of the Company’s stock. The Company uses historical data to estimate option exercise and stock option forfeiture rates within the valuation model. The expected term of options granted for the binomial model is derived from applying a historical suboptimal exercise factor to the contractual term of the grant. For binomial pricing, the risk-free rate for periods is equal to the U.S. Treasury yield at the time of grant and commensurate with the contractual term of the grant.

The fair value of each option is estimated on the date of grant using an options pricing model and the assumptions described above.  The fair value of restricted stock awards are based on the price of the Company’s stock at the date of grant.  There were no stock options grants in 2011 or 2010.  There were 13,305 shares of restricted stock granted during 2011.  No restricted shares were granted during 2010.  Stock based compensation recorded during the years ended December 31, 2011 and 2010 totaled $48,482 and $82,471, respectively.

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of December 31, 2011 and 2010. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

Fair Value Measurements — The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Company bases the fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available for sale, derivatives, and loans held for sale, if any, are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record certain assets at fair value on a non-recurring basis, such as certain impaired loans held for investment and securities held to maturity  that are other-than-temporarily impaired. These non-recurring fair value adjustments typically involve write-downs of individual assets due to application of lower-of-cost or market accounting.

The Company have established and documented a process for determining fair value. The Company maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Whenever there is no readily available market data, Management uses its best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of Management’s judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these financial statements.

Deferred compensations plans  — Future compensation under the Company’s executive salary continuation plan and director retirement plan is earned for services rendered through retirement. The Company accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the plans. The Company’s current benefit liability is determined based on vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which average approximately 20 years.

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

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05 Comprehensive Income (Topic 220) Presentation of Comprehensive Income. The ASU improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The amendments to Topic 220, Comprehensive Income, require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities are no longer permitted to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Any adjustments for items are that reclassified from other comprehensive income to net income are to be presented on the face of the entities financial statement regardless the method of presentation for comprehensive income.  The amendments do not change items to be reported in comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor do the amendments change the option to present the components of other comprehensive income either net of related tax effects or before related tax effects. ASU 2011-05 is effective for fiscal years, and interim periods beginning on or after December 15, 2011. We do not expect this ASU to have an impact on our financial condition or result of operations as it affects presentation only.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The update requires an entity to offset, and present as a single net amount, a recognized eligible asset and a recognized eligible liability when it has an unconditional and legally enforceable right of setoff and intends either to settle the asset and liability on a net basis or to realize the asset and settle the liability simultaneously. The ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

NOTE 2 — CASH AND DUE FROM BANKS

Cash and due from banks includes balances with the Federal Reserve Bank and other correspondent banks. The Company is required to maintain specified reserves by the Federal Reserve Bank. The average reserve requirements are based on a percentage of the Company’s deposit liabilities. In addition, the Federal Reserve Bank requires the Company to maintain a certain minimum balance at all times.  As of December 31, 2011 the Company had a balance of $48,538,180 which is more than adequate to satisfy the reserve requirement.

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

The repurchase of the original preferred stock shares under CPP resulted in preferred stock discount accretion of $389,000, the full remaining balance of the preferred stock discount at the time of the repurchase.  This entry was recorded in the third quarter of 2011 and is reflected in the Preferred stock dividends and accretion line on the consolidated statements of income.

NOTE 4 — SECURITIES

The amortized cost and estimated fair values of debt securities as of December 31, 2011, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. agencies	$52,101,177	2,722,817	$(14,686)	$54,809,308
Collateralized mortgage obligations	11,366,368	728,104	—	12,094,472
Municipalities	15,660,035	1,312,377	(370)	16,972,042
SBA Pools	1,236,366	55	—	1,236,421
Corporate debt	2,000,000	0	(185,716)	1,814,284
Mutual Fund	2,759,316	17,188	(8,172)	2,768,332
	$85,123,262	$4,780,541	$(208,944)	$89,694,859

The following tables detail the gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011.

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$2,985,314	$(14,686)	$—	—	$2,985,314	$(14,686)
Collateralized mortgage obligations	—	—	—	—	—	—
Municipalities	561,580	(370)	—	—	561,580	(370)
SBA Pools	—	—	—	—	—	—
Corporate debt	1,814,284	(185,716)	—	—	1,814,284	(185,716)
Mutual Fund	991,828	(8,172)	—	—	991,828	(8,172)
Total temporarily impaired securities	$6,353,006	$(208,944)	$0	$0	$6,353,006	$(208,944)

At December 31, 2011, there were no securities in an unrealized loss position for greater than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due solely to interest rate changes and the Company does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities at December 31, 2011, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$14,134,533	$14,352,739
Due after one year through five years	8,283,231	9,109,463
Due after five years through ten years	24,127,825	25,564,529
Due after ten years	38,577,674	40,668,128
	$85,123,262	$89,694,859

The amortized cost and estimated fair values of debt securities as of December 31, 2010, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. agencies	$28,678,709	1,566,549	$(54,870)	$30,190,388
Collateralized mortgage obligations	7,946,854	189,926	—	8,136,780
Municipalities	9,870,381	931,375	(2,257)	10,799,499
SBA Pools	1,517,332	—	(11,236)	1,506,096
Mutual Fund	2,631,371	14,063	(10,215)	2,635,219
	$50,644,647	$2,701,913	$(78,578)	$53,267,982

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

Gross realized gains on called available-for-sale securities during 2011 and 2010 totaled $81,184 and $195,745, respectively. There were no losses on called available-for-sale securities realized during 2011 and 2010.  There were no sales of available-for-sale securities during 2011 and 2010.

Securities carried at $53,419,019 and $46,405,847 at December 31, 2011 and 2010, respectively, were pledged to secure deposits of public funds.

NOTE 5 — LOANS

The Company’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of December 31, 2011, approximately 83% of the Company’s loans are commercial real estate loans which includes construction loans. Approximately 8% of the Company’s loans are for general commercial uses including professional, retail, and small business. Additionally, 7% of the Company’s loans are for residential real estate and other consumer loans. The remaining 2% are agriculture loans.

Loan totals were as follows:

	YEARS ENDED DECEMBER 31,
	2011	2010
Commercial real estate:
Commercial real estate- construction	$14,595,324	$13,669,527
Commercial real estate- mortgages	284,263,685	289,208,721
Land	10,635,954	18,975,637
Farmland	20,549,849	14,876,426
Commercial and industrial	32,017,744	30,755,651
Consumer	1,212,986	1,242,300
Consumer residential	23,870,519	21,843,935
Agriculture	9,055,622	13,621,952
Total loans	396,201,683	404,194,149

Less:
Deferred loan fees and costs, net	(634,433)	(733,012)
Allowance for loan losses	(8,609,174)	(8,254,929)
Net loans	$386,958,076	$395,206,208

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2011, approximately 37.3% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

Year-end non-accrual loans, segregated by class of loans, were as follows:

	YEARS ENDED DECEMBER 31,
	2011	2010
Commercial real estate:
Commercial real estate- construction	$179,262	$3,252,081
Commercial real estate- mortgages	3,671,693	4,190,665
Land	3,277,463	3,810,473
Farmland	0	0
Commercial and industrial	104,481	221,723
Consumer	0	0
Consumer residential	0	0
Agriculture	0	0
Total non-accrual loans	$7,232,899	$11,474,942

Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income of approximately $692,000 in 2011 and $818,000 in 2010.

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of December 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
December 31, 2011
Commercial real estate:
Commercial R.E. - construction	$0	$0	$179,263	$179,263	$14,416,061	$14,595,324	$0
Commercial R.E. - mortgages	424,683	0	3,671,693	4,096,376	280,167,309	284,263,685	0
Land	0	0	2,580,231	2,580,231	8,055,723	10,635,954	0
Farmland	0	0	0	0	20,549,849	20,549,849	0
Commercial and industrial	0	79,059	0	79,059	31,938,685	32,017,744	0
Consumer	16,419	0	0	16,419	1,196,567	1,212,986	0
Consumer residential	0	0	0	0	23,870,519	23,870,519	0
Agriculture	0	0	0	0	9,055,622	9,055,622	0
Total	$441,102	$79,059	$6,431,187	$6,951,348	$389,250,335	$396,201,683	$0

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
December 31, 2010
Commercial real estate:
Commercial R.E. - construction	$0	$0	$2,663,126	$2,663,126	$11,006,401	13,669,527	$0
Commercial R.E. - mortgages	1,473,940	2,865,492	1,325,173	5,664,605	283,544,116	289,208,721	0
Land	0	0	3,810,473	3,810,473	15,165,164	18,975,637	0
Farmland	0	0	0	0	14,876,426	14,876,426	0
Commercial and Industrial	0	0	0	0	30,755,651	30,755,651	0
Consumer	0	0	0	0	1,242,300	1,242,300	0
Consumer residential	0	0	0	0	21,843,935	21,843,935	0
Agriculture	0	0	0	0	13,621,952	13,621,952	0
Total	$1,473,940	$2,865,492	$7,798,772	$12,138,204	$392,055,945	404,194,149	$0

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

Impaired loans by class as of December 31, 2011 and 2010 are set forth in the following tables. No interest income was recognized on impaired loans subsequent to their classification as impaired during 2011 and 2010.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
December 31, 2011
Commercial real estate:
Commercial R.E. - construction	$245,862	$0	$179,262	$179,262	$5,984	$1,177,407
Commercial R.E. - mortgages	4,469,681	3,671,693	0	3,671,693	0	4,111,549
Land	7,659,990	697,232	2,580,231	3,277,463	544,630	3,329,784
Farmland	0	0	0	0	0	0
Commercial and Industrial	116,867	104,481	0	104,481	0	36,655
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Total	$12,492,400	$4,473,406	$2,759,493	$7,232,899	$550,614	$8,655,395

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
December 31, 2010
Commercial real estate:
Commercial R.E. - construction	$3,405,167	$1,427,776	$1,824,305	$3,252,081	$179,725	$4,430,245
Commercial R.E. - mortgages	4,469,681	4,190,665	0	4,190,665	0	1,900,081
Land	7,710,271	739,732	3,070,741	3,810,473	768,118	4,231,514
Farmland	0	0	0	0	0	0
Commercial and Industrial	222,023	221,723	0	221,723	0	207,384
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	2,417
Agriculture	0	0	0	0	0	0
Total	$15,807,142	$6,579,896	$4,895,046	$11,474,942	$947,843	$10,771,641

Troubled Debt Restructurings —  In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

As a result of adopting the amendments in Accounting Standards Update No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) for identification as troubled debt restructurings.  The Company identified as troubled debt restructurings two loans with carrying values totaling $2.6 million that were not previously identified as troubled debt restructured.  However, the receivables were previously identified as collateral dependent impaired loans and the related allowance for loan losses of $409,000 was measured in accordance with the guidance in Section 310-10-35 of ASU Topic 310, Receivables.  The amendments in Accounting Standards Update No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired at the end of the first interim period of adoption (September 30, 2011), there were no newly identified trouble debt restructures for which the allowance for loan losses was previously measured under general allowance for loan losses methodology and are now impaired under Section 310-10-35.

At December 31, 2011, there were 5 loans and leases that were considered to be troubled debt restructurings, all of which are considered nonaccrual totaling $3,482,000. At December 31, 2011 there were unfunded commitments of $1,644,000 on one loan classified as a troubled debt restructure because of an agreement with a borrower to continue advancing funds and covering overhead costs on a residential development project.  The Company will receive proceeds to pay down the principal as the residential properties sell.  As of December 31, 2010, there were no unfunded commitments on those loans considered troubled debt restructures.

The Company has allocated $551,000 and $119,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of December 31, 2011 and 2010, respectively. The Company has commitments to lend an additional $1,644,000, as described above, to one of these borrowers as of December 31, 2011.  The Company had not committed to lend additional amounts to these borrowers as of December 31, 2010.

During the year ended December 31, 2011, the terms of four loans were modified as troubled debt restructurings, which includes the two loans that were not previously identified pursuant to the adoption of ASU No. 2011-02. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date; or a temporary payment modification in which the payment amount allocated towards principal was reduced. In some cases, a permanent reduction of the accrued interest on the loan was conceded.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2011:

	Year Ended
	December 31, 2011
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial real estate:
Commercial R.E. - construction	2	$2,298,577	$2,298,577
Commercial R.E. - mortgages	0	0	0
Land	3	3,328,512	3,328,512
Farmland	0	0	0
Commercial and Industrial	1	26,322	26,623
Consumer	0	0	0
Consumer residential	0	0	0
Agriculture	0	0	0
Total	6	$5,653,411	$5,653,712

The troubled debt restructurings during the year ended December 31, 2011 did not increase the allowance for loan losses as a result of the loan modification and there were no charge offs as a result of the loan modifications.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ended December 31, 2011.

	Year Ended
	December 31, 2011
	Number of Loans	Recorded Investment
Commercial real estate:
Commercial R.E. - construction	1	$179,262
Commercial R.E. - mortgages	0	0
Land	2	2,580,231
Farmland	0	0
Commercial and Industrial	0	0
Consumer	0	0
Consumer residential	0	0
Agriculture	0	0
Total	3	$2,759,493

A loan is considered to be in payment default once it is ninety days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted above did not result in an increase to the allowance for loan losses or a charge-off during the year ended December 31, 2011.

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

•                  A solid equity base.

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

The following table presents weighted average risk grades of our loan portfolio.

	December 31, 2011	December 31, 2010
	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.52	4.83
Commercial real estate - mortgages	3.26	3.27
Land	4.75	5.37
Farmland	3.40	3.45
Commercial and Industrial	3.21	3.28
Consumer	2.76	2.77
Consumer residential	3.10	3.01
Agriculture	3.23	3.20
Total gross loans	3.30	3.42

The following table presents risk grade totals by class of loans as of December 31, 2011.  Risk grades 1 through 4 have been aggregated in the “Pass” line.

Dollars in thousands	Commercial R.E. Construction	Commercial R.E. Mortgages	Land	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

September 30, 2011
Pass	$14,416,062	$264,913,517	$4,419,659	$19,188,322	$31,000,530	$1,179,624	$23,475,447	$8,357,801	$366,950,962
Special mention	—	8,684,736	—	—	78,011	—	—	—	8,762,747
Substandard	179,262	10,665,432	6,216,295	1,361,527	939,203	16,943	395,072	697,821	20,471,555
Doubtful	—	—	—	—	—	16,419	—	—	16,419
Total loans	$14,595,324	$284,263,685	$10,635,954	$20,549,849	$32,017,744	$1,212,986	$23,870,519	$9,055,622	$396,201,683

December 31, 2010
Pass	$10,417,446	$265,361,186	$4,076,121	$12,225,807	$28,295,716	$1,225,072	$21,723,935	$12,593,405	$355,918,688
Special mention	—	10,352,335	—	1,190,402	1,573,044	—	—	278,548	13,394,329
Substandard	3,252,081	13,495,200	14,899,516	1,460,217	886,891	17,228	120,000	749,999	34,881,132
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$13,669,527	$289,208,721	$18,975,637	$14,876,426	$30,755,651	$1,242,300	$21,843,935	$13,621,952	$404,194,149

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

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2011 and 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses
For the Years Ended December 31, 2011 and 2010
	Commercial	Commercial		Consumer
	Real Estate	and industrial	Consumer	Residential	Agriculture	Unallocated	Total
Year Ended December 31, 2011
Beginning balance	$6,577,011	$686,303	$61,115	$375,349	$152,526	$402,625	$8,254,929
Charge-offs	(1,108,037)	(43,784)	(6,559)	(38,078)	0	0	(1,196,458)
Recoveries	30,323	14,121	5,793	466	0	0	50,703
Provision	1,469,707	(50,333)	4,711	10,168	210,648	(144,901)	1,500,000
Ending balance	$6,969,004	$606,307	$65,060	$347,905	$363,174	$257,724	$8,609,174

Year Ended December 31, 2010
Beginning balance	$5,844,793	$648,523	$43,822	$201,741	$142,009	$139,334	$7,020,222
Charge-offs	(2,695,836)	(52,382)	(569)	(43,399)	0	0	(2,792,186)
Recoveries	0	1,638	5,203	52	0	0	6,893
Provision	3,428,054	88,254	12,659	216,955	10,517	263,291	4,020,000
Ending balance	$6,577,011	$686,303	$61,115	$375,349	$152,526	$402,625	$8,254,929

The following table details the allowance for loan losses and ending gross loan balances as of December 31, 2011 and 2010, summarized by collective and individual evaluation methods of impairment.

	Commercial	Commercial		Consumer
	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
December 31, 2011
Allowance for loan losses for loans:
Individually evaluated for impairment	$550,614	$0	$0	$0	$0	$0	$550,614
Collectively evaluated for impairment	6,418,390	606,307	65,060	347,905	363,174	257,724	8,058,560
	$6,969,004	$606,307	$65,060	$347,905	$363,174	$257,724	$8,609,174

Ending gross loan balances:
Individually evaluated for impairment	$7,128,418	$104,481	$0	$0	$0	$0	$7,232,899
Collectively evaluated for impairment	322,916,394	31,913,263	1,212,986	23,870,519	9,055,622	0	388,968,784
	$330,044,812	$32,017,744	$1,212,986	$23,870,519	$9,055,622	$0	$396,201,683

December 31, 2010
Allowance for loan losses for loans:
Individually evaluated for impairment	$947,843	$0	$0	$0	$0	$0	$947,843
Collectively evaluated for impairment	5,629,168	686,303	61,115	375,349	152,526	402,625	7,307,086
	$6,577,011	$686,303	$61,115	$375,349	$152,526	$402,625	$8,254,929

Ending balances of loans:
Individually evaluated for impairment	$11,253,219	$221,723	$0	$0	$0	$0	$11,474,942
Collectively evaluated for impairment	325,477,092	30,533,928	1,242,300	21,843,935	13,621,952	0	392,719,207
	$336,730,311	$30,755,651	$1,242,300	$21,843,935	$13,621,952	$0	$404,194,149

Changes in the allowance off-balance-sheet commitments were as follows:

	YEARS ENDED DECEMBER 31,
	2011	2010
Balance, beginning of year	$157,001	$171,900
Provision Charged to Operations for Off Balance Sheet	(37,799)	(14,899)
Balance, end of year	$119,202	$157,001

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

At December 31, 2011 and 2010, loans carried at $322,608,424 and $331,288,636, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 6 — PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows:

	DECEMBER 31,
	2011	2010
Land	$4,698,703	$4,023,703
Building	5,356,750	3,594,531
Leasehold improvements	3,993,247	3,636,728
Furniture, fixtures, and equipment	8,105,152	6,576,695
	22,153,852	17,831,657

Less accumulated depreciation and amortization	8,654,567	7,657,835
	$13,499,285	$10,173,822

Depreciation expense was $998,014 and $959,547 for the years ended 2011 and 2010, respectively.

NOTE 7 — INTEREST RECEIVABLE AND OTHER ASSETS

Other assets are summarized as follows:

	DECEMBER 31,
	2011	2010
Interest income receivable on loans	$1,288,107	$1,396,404
Interest income receivable on investments	415,350	245,458
Net deferred tax asset	1,957,440	2,964,374
Federal Reserve Bank stock	1,161,700	1,159,250
Federal Home Loan Bank stock	2,832,100	3,380,700
Cash surrender value of life insurance	11,255,877	11,098,636
Investment in limited partnership	636,099	703,155
Prepaid expenses and other	1,143,615	3,085,339
	$20,690,288	$24,033,316

NOTE 8 — DEPOSITS

Deposit totals were as follows:

	DECEMBER 31,
	2011	2010

Demand	$130,142,782	$102,422,347
NOW accounts	72,867,073	60,992,425
Money market deposit accounts	254,011,364	221,814,286
Savings	18,915,132	18,305,430
Time, under $100,000	22,823,783	28,053,882
Time, $100,000 and over	37,443,869	45,150,480
Total deposits	$536,204,003	$476,738,850

Certificates of deposit issued and their remaining maturities at December 31, 2011, are as follows:

Year ending December 31,
2012	$42,835,855
2013	8,421,832
2014	4,638,112
2015	3,750,484
2016	621,369
$60,267,652

NOTE 9 — FHLB ADVANCES

At December 31, 2011, the Company had advances from the Federal Home Loan Bank (“FHLB”) totaling $3,000,000. All of the total advances outstanding were term advances due in 2012, and there were no overnight open advances. The weighted average interest rate on these advances was 0.99% and interest payments are due monthly. Unused and available advances totaled $130,291,562 at December 31, 2011.  Loans carried at $322,608,424 as of December 31, 2011, were pledged as collateral on advances from the Federal Home Loan Bank.

At December 31, 2010, the Company had advances from the Federal Home Loan Bank (“FHLB”) totaling $8,000,000. Of the total advances outstanding, $5,000,000 represents term advances due in 2011, $3,000,000 represents term advances due in 2012, and there were no overnight open advances. The weighted average interest rate on these advances was 1.10% and interest payments are due monthly. Unused and available advances totaled $113,898,711 at December 31, 2010.  Loans carried at $331,288,636 as of December 31, 2010, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 10 — INTEREST ON DEPOSITS

Interest on deposits was comprised of the following:

	YEARS ENDED DECEMBER 31,
	2011	2010

Savings and other deposits	$963,926	$1,622,501
Time deposits $100,000 and over	356,340	509,679
Other time deposits	259,611	458,906
	$1,579,877	$2,591,086

NOTE 11 — INCOME TAXES

The provision for income taxes consists of the following:

	YEARS ENDED DECEMBER 31,
	2011	2010
Current
Federal	$2,356,017	$1,514,263
State	615,065	341,753
	2,971,082	1,856,016
Deferred
Federal	260,546	384,856
State	(55,322)	112,387
	205,224	497,243

	$3,176,306	$2,353,259

The components of the Company’s deferred tax assets and liabilities (included in accrued interest and other assets on the balance sheet), is shown below:

	DECEMBER 31,
	2011	2010
Deferred tax assets:
Deferred loan fees	$125	$154
Allowance for loan losses	3,486,186	3,390,486
Restricted stock expense	5,037	0
Accrued vacation	42,722	39,365
Accrued salary continuation liability	622,043	535,033
Deferred compensation	87,489	80,579
Nonaccrual loans	400,159	313,368
Reserve for undisbursed commitments	49,057	64,613
OREO expenses	150,590	170,117
Checking cash rewards	41,154	0
State income tax	209,122	116,196
Holding company organization fees	45,780	49,848
	5,139,464	4,759,759
Deferred tax liabilities:
Prepaid expenses	(132,940)	(97,872)
FHLB dividends	(220,188)	(220,188)
Accumulated depreciation	(808,760)	(287,826)
Deferred loan costs	(139,547)	(104,217)
Investment in limited partnership	(479)	(3,144)
Accrued bonus	1,103	(2,635)
Unrealized gain on securities available for sale	(1,881,213)	(1,079,503)
	(3,182,024)	(1,795,385)

Net deferred income tax asset	$1,957,440	$2,964,374

Management has assessed the realizability of deferred tax assets and believes it is more likely than not that all deferred tax assets will be realized in the normal course of operations. Accordingly, these assets have not been reduced by a valuation allowance.

The Company periodically reviews its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. This review takes into consideration the status of current taxing authorities’ examinations of the Company’s tax returns, recent positions taken by the taxing authorities on similar transactions, if any, and the overall tax environment.

As of December 31, 2011, the Company had a liability for unrecognized tax benefits of $307,000 associated with the California Franchise Tax Board’s exam of our 2008 and 2009 tax return and potential exam of our 2010 and 2011 tax return, approximately $15,000 of which was due to interest.  The Company intends to settle the 2008/2009 exam during 2012.  The Company believes the $307,000 accrued liability is adequate to pay the full settlement amount and leave an adequate reserve for the potential of a 2010/2011 exam.  If recognized the unrecognized tax benefit would impact the 2011 annual effective tax rate by 3.4%.

As of December 31, 2010, the Company had a liability for unrecognized tax benefits of $144,000 associated with the California Franchise Tax Board’s exam of our 2006 and 2007 tax return, approximately $25,000 of which was due to interest.  The Company settled the 2006/2007 exam during the third quarter of 2011 with a settlement payment of $142,000.

Detailed below is a reconciliation of the Company’s unrecognized tax benefits, gross of any related tax benefits, for the year ended December 31, 2011:

Beginning balance as of January 1, 2011	$144,000
Payments made to taxing authorities	(142,000)
Additions for tax positions taken in prior years	305,000
Ending balance as of December 31, 2011	$307,000

The effective tax rate for 2011 and 2010 differs from the current Federal statutory income tax rate as follows:

	YEARS ENDED DECEMBER 31,
	2011	2010

Federal statutory income tax rate	34.0%	34.0%
State taxes, net of federal tax benefit	7.2%	7.2%
Tax exempt interest on municipal securities and loans	(2.2)%	(2.5)%
Tax exempt earnings on bank owned life insurance	(2.0)%	(2.6)%
Stock based compensation	0.2%	0.5%
Low income housing tax credit	(0.8)%	(1.3)%
California enterprise zone tax credits and deductions	(2.9)%	(2.2)%
Other	1.6%	0.7)%
Effective tax rate	35.1%	33.7%

Oak Valley Bancorp files a consolidated return in the U.S. Federal tax jurisdiction and a combined report in the State of California tax jurisdiction.  Prior to the formation of Bancorp in 2008, the Company filed in the U.S. Federal and California jurisdictions on a stand-alone basis.  None of the entities are subject to examination by taxing authorities for years before 2008 for U.S. Federal or for years before 2007 for California.

NOTE 12 — STOCK OPTION PLAN

The Company currently has two equity based incentive plans, the Oak Valley Community Bank 1998 Restated Stock Option Plan and the Oak Valley Bancorp 2008 Stock Plan. The 2008 Stock Plan provides for awards in the form of incentive stocks, non-statutory stock options, Stock appreciation rights and restrictive stocks.  Under the 2008 Plan, the Company is authorized to issue 1,500,000 shares of its common stock to key employees and directors as incentive and non-qualified stock options, respectively, at a price equal to the fair market value on the date of grant. The Plan provides that the options are exercisable in equal increments over a five-year period from the date of grant or over any other schedule approved by the Board of Directors. All incentive stock options expire no later than ten years from the date of grant.  Future grants are not permitted under the 1998 Stock Plan and will all be issued from the 2008 Stock Plan.

A summary of the status of the Company’s fixed stock option plan and changes during the year are presented below.

	DECEMBER 31, 2011
		Weighted-
		Average
		Exercise
	Shares	Price
Outstanding at beginning of year	287,922	$8.09
Granted	0	$0.00
Exercised	(3,037)	$3.26
Forfeited	(3,262)	$6.89
Outstanding at end of year	281,623	$8.16

A summary of the status of the Company’s restricted stock and changes during the year are presented below.

	DECEMBER 31, 2011
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Outstanding at beginning of year	0	$0.00
Granted	13,305	$5.73
Vested	0	$0.00
Cancelled	0	$0.00
Outstanding at end of year	13,305	$5.73

	DECEMBER 31,
	2011	2010

Weighted-average fair value of options granted during the year	$ N/A	$ N/A

Intrinsic value of options exercised	$8,075	$32,298

Options exercisable at year end:	276,123	273,022

Weighted average exercise price	$8.14	$7.97
Intrinsic value	$157,228	$115,414
Weighted average remaining contractual life	2.40 years	3.28 years

Options outstanding at year end:	281,623	287,922

Weighted average exercise price	$8.16	$8.09
Intrinsic value	$159,787	$117,126
Weighted average remaining contractual life	2.47 years	3.45 years

There were no tax benefits recorded in the statement of earnings during 2011 related to the vesting of non-qualified stock options. As of December 31, 2011, there was $10,013 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 0.46 years.

For the year ended December 31, 2011, the Company received $9,894 from the exercise of stock options and received no income tax benefits related to the exercise of non-qualified employee stock options and disqualifying dispositions in the exercise of incentive stock options.

The Company granted 13,305 shares of restricted stock in 2011 with a weighted average fair value of $5.73 per share.  For the year ended December 31, 2011, total compensation expense recorded in the statement of earnings related to restricted stock awards was $12,240, with an offsetting tax benefit of $5,036, as this expense is deductible for income tax purposes.  As of December 31, 2011, there was $63,958 of total unrecognized compensation cost related to restricted stock awards which is expected to be recognized over a weighted-average period of 4.23 years.  No restricted stock shares vested during 2011.

There were no restricted stock awards outstanding as of December 31, 2010 and there were no grants or compensation expenses during 2010.

NOTE 13 — TREASURY CAPITAL PURCHASE PROGRAM

In response to the stresses in the credit markets and to protect and recapitalize the U.S. financial system, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law.  EESA includes the Treasury Capital Purchase Program (the “TCPP”), which was intended to inject liquidity into, and stabilize the financial industry.  On December 1, 2008, we received preliminary approval from the United States Department of the Treasury (the “U.S. Treasury”) to participate in the TCPP.  On December 5, the Company issued to the U.S. Treasury 13,500 shares of senior preferred stock with a zero par value and a $1,000 per share liquidation preference, along with warrants to purchase 350,346 shares of common stock at a per share exercise price of $5.78, in exchange for aggregate consideration of $13.5 million.   The attached warrants were immediately exercisable and expired 10 years after the issuance date. We were required to comply with restrictions on executive compensation during the period that the U.S. Treasury held an equity position in us through the TCPP.

The proceeds of $13.5 million were allocated between the preferred stock and the warrants with $12.7 million allocated to preferred stock and $833 thousand allocated to the warrants, based on their relative fair value at the time of issuance. The fair value of the preferred stock was estimated using discounted cash flows with a discount rate of 9%. The fair value of the warrants was estimated using the Binomial option pricing model with the following assumptions: 1) risk-free interest rate of 2.66% (the Treasury 10-year yield rate as of warrant issuance date); 2) estimated life of ten years (contractual term of the warrants); 3) volatility of 37.4%; and 4) dividend yield of 1.67%. The discount on the preferred stock (i.e., difference between the initial carrying amount and the liquidation amount) was scheduled to amortized over a five-year period, using effective yield method.

See Note 3 above for information regarding the Company’s repurchase of the Series A preferred shares from the TCPP, issuance of Series B preferred stock under the SBLF and redemption of warrants in August 2011.

NOTE 14 — EARNINGS PER SHARE

The Company’s calculation of earnings per share (“EPS”) including basic EPS, which does not consider the effect of common stock equivalents and diluted EPS, which considers all dilutive common stock equivalents is as follows:

	YEAR ENDED DECEMBER 31, 2011
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net earnings available to common shareholders	$4,699,539	7,708,853	$0.61

Effect of dilutive securities:
Stock options	—	13,888
Restricted stock	—	10,273
Warrants	—	5,985
Total dilutive shares		30,146

Diluted EPS:
Net earnings available to common shareholders plus assumed conversions	$4,699,539	7,738,999	$0.61

Anti-dilutive options to purchase 219,625 shares of common stock in prices ranging from $7.00 to $15.67 were outstanding during 2011. They were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. These options begin to expire in 2015.  In addition, warrants issued to the U.S. Treasury related to the Capital Purchase Program of 350,346 with a price of $5.78 were dilutive and included in EPS because the warrants’ exercise price was less than the average market price of the common shares.  The Company redeemed all of these warrants in September 2011 with a payment to the U.S. Treasury of $560,000.

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

NOTE 15 — COMMITMENTS AND CONTINGENCIES

The Company is obligated for rental payments under certain operating lease agreements, some of which contain renewal options and escalation clauses that provide for increased rentals. Total rental expense for the years ended December 31, 2011 and 2010, was $883,720 and $859,176, respectively.

At December 31, 2011, the future minimum commitments under these operating leases are as follows:

Year ending December 31,
2012	$884,218
2013	872,424
2014	852,095
2015	657,549
2016	495,340
Thereafter	1,986,583
$5,748,209

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of loans or through standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Financial instruments at December 31, 2011 whose contract amounts represent credit risk:

Contract
Amount

Undisbursed loan commitments	$34,240,555
Checking reserve	1,158,316
Equity lines	10,365,088
Standby letters of credit	638,942
$46,402,901

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

NOTE 16 — FINANCIAL INSTRUMENTS

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of December 31, 2011 and 2010. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change. The following methods and assumptions are used by the Company.

Cash and cash equivalents — The carrying amounts of cash and cash equivalents approximate their fair value.

Securities (including mortgage-backed securities) — Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.  See Note 17 for additional disclosure regarding fair values of securities.

Loans receivable — For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. The fair values for other loans (e.g., real estate construction and mortgage, commercial, and installment loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  The allowance for loan losses is considered to be a reasonable estimate of loan discount due to credit risks.

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

Interest receivable and payable — The carrying amounts of accrued interest approximate their fair value.

Off-balance-sheet instruments — Fair values for the Company’s off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the credit standing of the counterparties.

The estimated fair values of the Company’s financial instruments at December 31, 2011 were as follows:

	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents	$101,084,775	$101,084,775
Securities available for sale	89,694,859	89,694,859
Loans	386,958,076	401,051,975
Interest receivable	1,703,457	1,703,457

Financial liabilities:
Deposits	(536,204,003)	(536,791,880)
FHLB advance	(3,000,000)	(3,002,834)
Interest payable	(129,272)	(129,272)

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(464,029)

The estimated fair values of the Company’s financial instruments at December 31, 2010 were as follows:

	Carrying	Fair
	Amount	Value
Financial assets:
Cash and cash equivalents	$68,936,916	$68,936,916
Securities available for sale	53,267,982	53,267,982
Loans	395,206,208	400,399,726
Accrued interest receivable	1,641,862	1,641,862

Financial liabilities:
Deposits	(476,738,850)	(477,261,566)
FHLB advance	(8,000,000)	(8,028,835)
Accrued interest payable	(167,277)	(167,277)

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(599,443)

NOTE 17 - FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis for the years ended December 31, 2011 and 2010 are summarized below:

	Fair Value Measurements at December 31, 2011 Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities
U.S. agencies	$54,809,308	$0	$54,809,308	$0
Collateralized mortgage obligations	12,094,472	0	12,094,472	0
Municipalities	16,972,042	0	16,972,042	0
SBA Pools	1,236,421	0	1,236,421	0
Corporate debt	1,814,284	0	1,814,284	0
Mutual Fund	2,768,332	2,768,332	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired Loans	$4,650,738	$0	$0	$4,650,738
Other real estate owned	$244,375	$0	$0	$244,375

	Fair Value Measurements at December 31, 2010 Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities
U.S. agencies	$30,190,388	$0	$30,190,388	$0
Collateralized mortgage obligations	8,136,780	0	8,136,780	0
Municipalities	10,799,499	0	10,799,499	0
SBA Pools	1,506,096	0	1,506,096	0
Mutual Fund	2,635,219	2,635,219	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired Loans	$3,947,203	$0	$0	$3,947,203
Other real estate owned	$778,174	$0	$0	$778,174

Losses recognized from non-recurring fair value adjustments for the years ended December 31, 2011 and 2010 are presented on the following table:

	YEARS ENDED DECEMBER 31,
	2011	2010

Impaired loans	$1,151,820	$2,059,247
Foreclosed assets	72,339	95,162
Total loss from non-recurring fair value adjustments	$1,224,159	$2,154,409

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

Impaired loans - ASC Topic 820 applies to loans measured for impairment using the practical expedients permitted by ASC Topic 310, Accounting by Creditors for Impairment of a Loan.  The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Impaired loans where an allowance is established based on the fair value of collateral less the cost related to liquidation of the collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 3.  Likewise, when an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3.

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

NOTE 18 — RELATED PARTY TRANSACTIONS

The Company, in the normal course of business, makes loans and receives deposits from its directors, officers, principal shareholders, and their associates. In management’s opinion, these transactions are on substantially the same terms as comparable transactions with other customers of the Company. Loans to directors, officers, shareholders, and affiliates are summarized below:

	YEARS ENDED DECEMBER 31,
	2011	2010

Aggregate amount outstanding, beginning of year	$8,019,148	$9,245,717
New loans or advances during year	1,441,886	2,863,240
Repayments during year	(3,282,796)	(4,089,809)
Aggregate amount outstanding, end of year	$6,178,238	$8,019,148

Related party deposits totaled $13,893,042 and $10,270,556 at December 31, 2011 and 2010, respectively.

NOTE 19 — PROFIT SHARING PLAN

The profit sharing plan to which both the Company and eligible employees contribute was established in 1995. Bank contributions are voluntary and at the discretion of the Board of Directors. Contributions were approximately $283,000 and $259,000 for the years ended December 31, 2011 and 2010, respectively.

NOTE 20 — RESTRICTIONS ON DIVIDENDS

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

NOTE 21 — OTHER POST-RETIREMENT BENEFIT PLANS

The Company has awarded certain officers a salary continuation plan (the “Plan”). Under the Plan, the participants will be provided with a fixed annual retirement benefit for 20 years after retirement.  The Company is also responsible for certain pre-retirement death benefits under the Plan. In connection with the implementation of the Plan, the Company purchased single premium life insurance policies on the life of each of the officers covered under the Plan.  The Company is the owner and partial beneficiary of these life insurance policies. The assets of the Plan, under Internal Revenue Service regulations, are owned by the Company and are available to satisfy the Company’s general creditors.

During December 2001, the Company awarded its directors a director retirement plan (“DRP”). Under the DRP, the participants will be provided with a fixed annual retirement benefit for ten years after retirement. The Company is also responsible for certain pre-retirement death benefits under the DRP. In connection with the implementation of the DRP, the Company purchased single premium life insurance policies on the life of each director covered under the DRP. The Company is the owner and partial beneficiary of these life insurance policies. The assets of the DRP, under Internal Revenue Service regulations, are the property of the Company and are available to satisfy the Company’s general creditors.

Future compensation under both plans is earned for services rendered through retirement. The Company accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the plans. The Company’s current benefit liability is determined based on vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which average approximately 20 years. At December 31, 2011 and 2010, $1,511,486 and $1,300,062, respectively, has been accrued to date, based on a discounted cash flow using a discount rate of 6%, and is included in other liabilities.

The Company entered into split-dollar life insurance agreements with certain officers. In connection with the implementation of the split-dollar agreements, the Company purchased single premium life insurance policies on the life of each of the officers covered by the split-dollar life insurance agreements. The Company is the owner of the policies and the partial beneficiary in an amount equal to the cash surrender value of the policies.

The combined cash surrender value of all Bank-owned life insurance policies was $11,255,877 and $11,098,636 at December 31, 2011 and 2010, respectively. The cash surrender value of the life insurance policies is included in other assets (Note 7).

NOTE 22 — REGULATORY MATTERS

The Bank and the Company are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table on the next page) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2011, that the Bank and Company meets all capital adequacy requirements to which they are subject.

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

The Company and Bank’s actual capital amounts and ratios at December 31, 2011 and 2010, are presented in the following table.

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Capital ratios for Bank:
As of December 31, 2011
Total capital (to Risk- Weighted Assets)	$73,562,000	16.2%	$36,384,000	>8.0%	$45,481,000	>10.0%
Tier I capital (to Risk- Weighted Assets)	$67,835,000	14.9%	$18,192,000	>4.0%	$27,288,000	>6.0%
Tier I capital (to Average Assets)	$67,835,000	11.4%	$23,807,000	>4.0%	$29,759,000	>5.0%

As of December 31, 2010
Total capital (to Risk- Weighted Assets)	$68,742,000	14.9%	$36,872,000	>8.0%	$46,090,000	>10.0%
Tier I capital (to Risk- Weighted Assets)	$62,946,000	13.7%	$18,436,000	>4.0%	$27,654,000	>6.0%
Tier I capital (to Average Assets)	$62,946,000	11.5%	$21,864,000	>4.0%	$27,330,000	>5.0%

Capital ratios for Bancorp:
As of December 31, 2011
Total capital (to Risk- Weighted Assets)	$73,439,000	16.2%	$36,387,000	>8.0%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$67,712,000	14.9%	$18,193,000	>4.0%	N/A	N/A
Tier I capital (to Average Assets)	$67,712,000	11.4%	$23,809,000	>4.0%	N/A	N/A

As of December 31, 2010
Total capital (to Risk- Weighted Assets)	$68,910,000	15.0%	$36,874,000	>8.0%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$63,114,000	13.7%	$18,437,000	>4.0%	N/A	N/A
Tier I capital (to Average Assets)	$63,114,000	11.6%	$21,865,000	>4.0%	N/A	N/A

OAK VALLEY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.  PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

	December 31,	December 31,
	2011	2010

ASSETS

Cash	$20,526	$144,831
Investment in bank subsidiary	70,524,665	64,490,421
Other assets	25,565	22,480

Total Assets	$70,570,756	$64,657,732

LIABILITIES AND SHAREHOLDERS’ EQUITY

Other liabilities	$168,750	$0

Total liabilities	$168,750	$0

Shareholders’ equity
Series A Preferred stock, no par value; $1,000 per share liquidation preference, 10,000,000 shares authorized and 13,500 issued and outstanding at December 31, 2010	0	13,013,945
Series B Preferred stock, no par value; $1,000 per share liquidation preference, 10,000,000 shares authorized and 13,500 issued and outstanding at December 31, 2011	13,500,000	0
Common stock, no par value; 50,000,000 shares authorized, 7,718,469 and 7,702,127 shares issued and outstanding at December 31, 2011 and 2010, respectively	23,453,443	24,003,549
Additional paid-in capital	2,128,700	2,080,218
Retained earnings	28,629,757	24,016,466
Accumulated other comprehensive income, net of tax	2,690,106	1,543,554

Total shareholders’ equity	70,402,006	64,657,732

Total liabilities and shareholders’ equity	$70,570,756	$64,657,732

OAK VALLEY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.  PARENT ONLY CONDENSED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010
INCOME
Dividends declared by subsidiary	$1,152,500	$675,000
Total income	1,152,500	675,000

EXPENSES
Salary expense	70,000	70,000
Audit expense	0	0
Legal expense	86,224	66,682
Other operating expenses	66,587	25,130
Total non-interest expense	222,811	161,812

Income before equity in undistributed income of subsidiary	929,689	513,188

Equity in undistributed net income of subsidiary	4,839,209	4,047,651
Income before income tax benefit	5,768,898	4,560,839

Income tax benefit	91,697	66,592

Net Income	$5,860,595	$4,627,431

Preferred Stock dividends and accretion	1,161,056	841,648

Net income available to common shareholders	$4,699,539	$3,785,783

OAK VALLEY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.  PARENT ONLY CONDENSED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF CASHFLOWS

	YEAR ENDED DECEMBER 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,860,595	$4,627,431
Adjustments to reconcile net earnings to net cash from operating activities:
Undistributed net income of subsidiary	(4,839,209)	(4,047,650)
Increase in other liabilities	168,750	0
(Increase) decrease in other assets	(3,086)	99,832
Net cash from operating activities	1,187,050	679,613

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Series A Preferred Stock	(13,500,000)	0
Proceeds from Series B Preferred Stock issued	13,500,000	0
Preferred stock dividend payment	(761,249)	(675,000)
Payment to repurchase U.S. Treasury Warrant	(560,000)	0
Proceeds from sale of common stock and exercise of stock options	9,894	70,109
Net cash used in financing activities	(1,311,355)	(604,891)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(124,305)	74,722

CASH AND CASH EQUIVALENTS, beginning of period	144,831	70,109

CASH AND CASH EQUIVALENTS, end of period	$20,526	$144,831

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger between the Registrant, Interim Oak Valley Bancorp, Inc. and Oak Valley Community Bank*

3.1	Articles of Incorporation of Oak Valley Bancorp, Inc.*

3.2	First Amendment to Articles of Incorporation of Oak Valley Bancorp, Inc.*

3.3	Bylaws of Oak Valley Bancorp, Inc.*

3.4	First Amended and Restated Bylaws of Oak Valley Bancorp, Inc.**

3.5	Certificate of Determination of Series A Preferred Stock of Oak Valley Bancorp, Inc.**

3.6	Letter Agreement between the United States Department of the Treasury and Oak Valley Bancorp dated December 5, 2008**

3.7	Certificate of Amendment of Bylaws dated effective as of August 11, 2011****

4.1	Certificate of Determination dated December 2, 2008 filed with the California Secretary of State for Fixed Rate Cumulative Perpetual Preferred Stock, Series A**

4.2	Warrant to Purchase Common Stock dated December 5, 2008**

4.3	Certificate of Determination dated August 11, 2011 and filed with the California Secretary of State for Senior Non-Cumulative Perpetual Preferred Stock, Series B****

10.1	Oak Valley Community Bank 1998 Restated Stock Option Plan*

10.2	Oak Valley Community Bank Form of Director Retirement Agreement*

10.3	Oak Valley Community Bank Form of Salary Continuation Agreement*

10.4	Securities Purchase Agreement between Oak Valley Bancorp and the U.S. Treasury effective December 4, 2008**

10.5

Securities Purchase Agreement dated August 11, 2011 between the Company and the Secretary of the U.S. Treasury, with respect to the issuance and sale of Senior Non-Cumulative Perpetual Preferred Stock, Series B.****

10.6

Warrant Redemption Letter Agreement dated September 28, 2011 between the Company and the U.S. Treasury, with respect to the redemption of the Warrant to Purchase Common Stock dated December 5, 2008.****

14	Code of Ethics***

21	Subsidiaries of the Issuer*

23.1	Consent of Independent Registered Accounting Firm

24	Power of Attorney (included on the signature page of this report)

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	IFR Section 30.15 Certification by Principal Executive Officer

99.2	IFR Section 30.15 Certification by Principal Financial Officer

101.01	XBLR Interactive Data File*****

* Incorporated by reference from the Form 10 filed on July 31, 2008

** Incorporated by reference from the Form 8-A filed on January 14, 2009

*** Incorporated by reference from the Form 10-K filed on March 31, 2009

**** Incorporated by reference from the Form 10-Q filed on November 14, 2011

***** As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.