Form 10-Q
period 2012-03-31
Oak Valley Bancorp
filed 2012-05-14
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  7,880,780 shares of common stock outstanding as of April 30, 2012.

Oak Valley Bancorp

March 31, 2012

		Page
PART I – FINANCIAL INFORMATION		3

Item 1.	Consolidated Financial Statements	3

Condensed Consolidated Balance Sheets at March 31, 2012 (Unaudited), and December 31, 2011		3

Condensed Consolidated Statements of Income (Unaudited) for the Three Month Period Ended March 31, 2012 and March 31, 2011		4

Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Month Periods Ended March 31, 2012 and March 31, 2011		5

Condensed Consolidated Statements of Changes of Shareholders’ Equity for the Three-Month Period Ended March 31, 2012 (Unaudited) and the Year Ended December 31, 2011		6

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three-Month Periods Ended March 31, 2012 and March 31, 2011		7

Notes to Condensed Consolidated Financial Statements		8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

PART II – OTHER INFORMATION		42

Item 1.	Legal Proceedings	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	42

PART I — FINANCIAL STATEMENTS

Item 1. Consolidated Financial Statements (Unaudited)

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

AT MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011 (AUDITED)

	March 31,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$65,337,995	$73,189,775
Federal funds sold	4,110,000	27,895,000
Cash and cash equivalents	69,447,995	101,084,775

Securities available for sale	105,084,610	89,694,859
Loans, net of allowance for loan loss of $7,792,147 and $8,609,174 at March 31, 2012 and December 31, 2011, respectively	384,218,846	386,958,076
Bank premises and equipment, net	13,293,112	13,499,285
Other real estate owned	0	244,375
Interest receivable and other assets	21,468,068	20,690,288

	$593,512,631	$612,171,658

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$518,727,291	$536,204,003
Interest payable and other liabilities	3,193,122	2,565,649
Federal Home Loan Bank advances	0	3,000,000

Total liabilities	521,920,413	541,769,652

Commitments and contingencies

Shareholders’ equity
Series B Preferred stock, no par value; $1,000 per share liquidation preference, 10,000,000 shares authorized and 13,500 issued and outstanding at March 31, 2012 and December 31, 2011	13,500,000	13,500,000
Common stock, no par value; 50,000,000 shares authorized, 7,883,780 and 7,718,469 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	23,562,196	23,453,443
Additional paid-in capital	2,186,111	2,128,700
Retained earnings	29,921,912	28,629,757
Accumulated other comprehensive income, net of tax	2,421,999	2,690,106

Total shareholders’ equity	71,592,218	70,402,006

	$593,512,631	$612,171,658

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2012 AND MARCH 31, 2011

	THREE MONTHS ENDED MARCH 31,
	2012	2011

INTEREST INCOME
Interest and fees on loans	$5,715,043	$5,941,678
Interest on securities available for sale	833,685	694,075
Interest on federal funds sold	5,067	15,218
Interest on deposits with banks	29,806	16,671
Total interest income	6,583,601	6,667,642

INTEREST EXPENSE
Deposits	315,217	440,520
FHLB advances	4,707	21,674
Total interest expense	319,924	462,194

Net interest income	6,263,677	6,205,448
PROVISION FOR LOAN LOSSES	300,000	600,000

Net interest income after provision for loan losses	5,963,677	5,605,448

OTHER INCOME
Service charges on deposits	281,078	258,095
Earnings on cash surrender value of life insurance	105,000	128,298
Mortgage commissions	47,409	9,873
Other	397,739	274,975
Total non-interest income	831,226	671,241

OTHER EXPENSES
Salaries and employee benefits	2,575,563	2,333,990
Occupancy expenses	750,874	656,530
Data processing fees	277,861	258,635
OREO expenses	20,074	248,778
Regulatory assessments (FDIC & DFI)	117,000	198,000
Other operating expenses	855,392	829,904
Total non-interest expense	4,596,764	4,525,837

Net income before provision for income taxes	2,198,139	1,750,852

PROVISION FOR INCOME TAXES	737,234	585,376
NET INCOME	$1,460,905	$1,165,476

Preferred stock dividends and accretion	168,750	210,411
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,292,155	$955,065

NET INCOME PER COMMON SHARE	$0.17	$0.12

NET EARNINGS PER DILUTED COMMON SHARE	$0.17	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2012 AND MARCH 31, 2011

	THREE MONTHS ENDED MARCH 31,
	2012	2011

Net income	$1,460,905	$1,165,476
Available for sale securities:
Gross unrealized (loss) gain arising during the year	(434,031)	201,009
Reclassification adjustment for gains realized in net income	(21,547)	(25,884)
Income tax benefit (expense)	187,471	(72,063)
Other comprehensive (loss) income	(268,107)	103,062
Comprehensive income	$1,192,798	$1,268,538

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2011 AND THE THREE-MONTH PERIOD ENDED MARCH 31, 2012 (UNAUDITED)

	YEAR ENDED DECEMBER 31, 2011 AND THREE MONTHS ENDED MARCH 31, 2012
							Accumulated
					Additional		Other	Total
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity

Balances, January 1, 2012	7,702,127	$24,003,549	13,500	$13,013,945	$2,080,218	$24,016,466	$1,543,554	$64,657,732

Stock options exercised	3,037	$9,894						$9,894
Restricted stock issued	13,305
Repurchase of Series A preferred stock			(13,500)	$(13,500,000)				(13,500,000)
Series B preferred stock issued			13,500	13,500,000				13,500,000
Preferred stock accretion				486,055		$(486,055)		0
Preferred stock dividend payments						(761,249)		(761,249)
Payment to repurchase U.S. Treasury Warrant		(560,000)						(560,000)
Stock based compensation					48,482			48,482
Other comprehensive income							1,146,552	1,146,552
Net income						5,860,595		5,860,595
Balances, December 31, 2011	7,718,469	$23,453,443	13,500	$13,500,000	$2,128,700	$28,629,757	$2,690,106	$70,402,006

Stock options exercised	27,436	$108,753						$108,753
Tax benefit on stock options exercised					32,842			32,842
Restricted stock issued	137,875							0
Preferred stock dividend payments						(168,750)		(168,750)
Stock based compensation					24,569			24,569
Other comprehensive loss							(268,107)	(268,107)
Net income						1,460,905		1,460,905
Balances, March 31, 2012	7,883,780	$23,562,196	13,500	$13,500,000	$2,186,111	$29,921,912	$2,421,999	$71,592,218

The accompanying notes are an integral part of these consolidated financial statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2012 AND MARCH 31, 2011

	THREE MONTHS ENDED MARCH 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,460,905	$1,165,476
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for loan losses	300,000	600,000
Decrease in deferred fees/costs, net	(61,865)	(18,995)
Depreciation	281,490	225,471
Amortization of investment securities, net	38,817	532
Stock based compensation	24,569	12,000
Excess tax benefits from stock-based payment arrangements	(32,842)	0
Gain on sale of premises and equipment	(21,875)	0
OREO write downs and losses/(gain) on sale	(3,548)	219,166
Gain on called available for sale securities	(21,547)	(25,884)
Earnings on cash surrender value of life insurance	(105,000)	(128,298)
Increase in interest payable and other liabilities	627,473	349,490
Increase in interest receivable	(115,485)	(84,647)
Increase in other assets	(470,831)	(7,249)
Net cash from operating activities	1,900,261	2,307,062

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(21,970,982)	(22,085,657)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	6,108,382	1,881,943
Net decrease in loans	2,501,095	8,842,258
Purchase of FRB Stock	(1,450)	0
Redemption of FHLB stock	135,300	134,000
Proceeds from sale of OREO	247,923	0
Proceeds from sales of premises and equipment	21,875	0
Net purchases of premises and equipment	(75,317)	(78,384)
Net cash used in investing activities	(13,033,174)	(11,305,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
FHLB payments	(3,000,000)	0
Preferred stock dividend payment	(168,750)	(168,750)
Net (decrease) increase in demand deposits and savings accounts	(17,538,864)	16,102,250
Net increase (decrease) in time deposits	62,152	(7,200,472)
Excess tax benefits from stock-based payment arrangements	32,842	0
Proceeds from sale of common stock and exercise of stock options	108,753	9,894
Net cash (used in) from financing activities	(20,503,867)	8,742,922

NET DECREASE IN CASH AND CASH EQUIVALENTS	(31,636,780)	(255,856)

CASH AND CASH EQUIVALENTS, beginning of period	101,084,775	68,936,916

CASH AND CASH EQUIVALENTS, end of period	$69,447,995	$68,681,060

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$339,172	$477,548
Income taxes	$0	$221,119

NON-CASH INVESTING ACTIVITIES:
Change in unrealized (loss) gain on available-for-sale securities	$(455,578)	$175,125

NON-CASH FINANCING ACTIVITIES:
Accretion of preferred stock	$0	$41,662

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

The interim consolidated financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results of a full year’s operations.  Certain prior year amounts have been reclassified to conform to the current year presentation. There was no effect on net income or shareholders’ equity.  For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2011.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04 Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The ASU improves the comparability of fair value measurements presented and disclosed in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs) by changing the wording used to describe many of the requirements in U.S GAAP for measuring fair value and disclosure of information. The amendments to this ASU provide explanation on how to measure fair value but do not require any additional fair value measurements and does not establish valuation standards or affect valuation practices outside of financial reporting. The amendments clarify existing fair value measurements and disclosure requirements to include application of the highest and best use and valuation premises concepts; measuring fair value of an instrument classified in a reporting entity’s shareholders’ equity; and disclosures requirements regarding quantitative information about unobservable inputs categorized within Level 3 of the fair value hierarchy. In addition, clarification is provided for measuring the fair value of financial instruments that are managed in a portfolio and the application of premiums and discounts in a fair value measurement. For public entities, ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011. There was no significant impact on the Company’s financial position or results of operations as a result of adopting this ASU.

In June 2011, the FASB issued ASU No. 2011-05 Comprehensive Income (Topic 220) Presentation of Comprehensive Income. The ASU improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The amendments to Topic 220, Comprehensive Income, require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities are no longer permitted to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Any adjustments for items are that reclassified from other comprehensive income to net income are to be presented on the face of the entities financial statement regardless the method of presentation for comprehensive income.  The amendments do not change items to be reported in comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor do the amendments change the option to present the components of other comprehensive income either net of related tax effects or before related tax effects. ASU 2011-05 is effective for fiscal years, and interim periods beginning on or after December 15, 2011.   In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The ASU defers indefinitely the requirement to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. The adoption of the ASUs did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 4 — SECURITIES

The amortized cost and estimated fair values of debt securities as of March 31, 2012 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. agencies	$59,906,876	2,481,613	$(125,112)	$62,263,377
Collateralized mortgage obligations	10,970,471	636,179	—	11,606,650
Municipalities	22,180,784	1,370,987	(184,564)	23,367,207
SBA Pools	1,221,868	—	(599)	1,221,269
Corporate debt	3,898,994	—	(68,917)	3,830,077
Mutual Fund	2,789,598	15,625	(9,193)	2,796,030
	$100,968,591	$4,504,404	$(388,385)	$105,084,610

The following tables detail the gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012.

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. agencies	$15,172,301	$(125,112)	$—	—	$15,172,301	$(125,112)
Collateralized mortgage obligations	—	—	—	—	—	—
Municipalities	7,823,553	(184,564)	—	—	7,823,553	(184,564)
SBA Pools	1,216,426	(599)	—	—	1,216,426	(599)
Corporate debt	3,830,077	(68,917)	—	—	3,830,077	(68,917)
Mutual Fund	990,807	(9,193)	—	—	990,807	(9,193)
Total temporarily impaired securities	$29,033,164	$(388,385)	$—	$—	$29,033,164	$(388,385)

At March 31, 2012, there were no securities in an unrealized loss position for greater than 12 months.  Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary.  Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due solely to interest rate changes and the Company does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities at March 31, 2012, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$11,497,415	$11,473,757
Due after one year through five years	12,210,183	13,317,075
Due after five years through ten years	29,938,511	31,102,342
Due after ten years	47,322,482	49,191,436
	$100,968,591	$105,084,610

The amortized cost and estimated fair values of debt securities as of December 31, 2011, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. agencies	$52,101,177	2,722,817	$(14,686)	$54,809,308
Collateralized mortgage obligations	11,366,368	728,104	—	12,094,472
Municipalities	15,660,035	1,312,377	(370)	16,972,042
SBA Pools	1,236,366	55	—	1,236,421
Corporate debt	2,000,000	0	(185,716)	1,814,284
Mutual Fund	2,759,316	17,188	(8,172)	2,768,332
	$85,123,262	$4,780,541	$(208,944)	$89,694,859

The following tables detail the gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011.

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$2,985,314	$(14,686)	$—	—	$2,985,314	$(14,686)
Collateralized mortgage obligations	—	—	—	—	—	—
Municipalities	561,580	(370)	—	—	561,580	(370)
SBA Pools	—	—	—	—	—	—
Corporate debt	1,814,284	(185,716)	—	—	1,814,284	(185,716)
Mutual Fund	991,828	(8,172)	—	—	991,828	(8,172)
Total temporarily impaired securities	$6,353,006	$(208,944)	$—	$—	$6,353,006	$(208,944)

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

The Company recognized a gain of $21,547 for the three month period ended March 31, 2012, on certain available-for-sale securities that were partially called, which compares to $25,884 in the same period of 2011.  There were no sales of available-for-sale securities during the first three months of 2012 and 2011.

Securities carried at $53,745,429 and $53,419,019 at March 31, 2012 and December 31, 2011, respectively, were pledged to secure deposits of public funds.

NOTE 5 — LOANS

The Company’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of March 31, 2012, approximately 84% of the Company’s loans are commercial real estate loans which includes construction loans. Approximately 8% of the Company’s loans are for general commercial uses including professional, retail, and small business. Additionally, 6% of the Company’s loans are for residential real estate and other consumer loans. The remaining 2% are agriculture loans.

Loan totals were as follows:

	March 31, 2012	December 31, 2011
Commercial real estate:
Commercial real estate- construction	$14,156,962	$14,595,324
Commercial real estate- mortgages	284,397,096	284,263,685
Land	10,195,637	10,635,954
Farmland	21,017,090	20,549,849
Commercial and industrial	32,329,830	32,017,744
Consumer	1,045,006	1,212,986
Consumer residential	22,853,820	23,870,519
Agriculture	6,588,121	9,055,622
Total loans	392,583,562	396,201,683

Less:
Deferred loan fees and costs, net	(572,568)	(634,433)
Allowance for loan losses	(7,792,148)	(8,609,174)
Net loans	$384,218,846	$386,958,076

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2012, approximately 37.1% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

Non-accrual loans, segregated by class of loans, were as follows:

	March 31, 2012	December 31, 2011
Commercial real estate:
Commercial real estate- construction	$290,867	$179,262
Commercial real estate- mortgages	2,994,798	3,671,693
Land	3,266,962	3,277,463
Farmland	0	0
Commercial and industrial	103,170	104,481
Consumer	0	0
Consumer residential	0	0
Agriculture	0	0
Total non-accrual loans	$6,655,797	$7,232,899

Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income of approximately $154,000 in three month period ended March 31, 2012, as compared to $181,000 in the same period of 2011.

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of March 31, 2012:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
March 31, 2012
Commercial real estate:
Commercial R.E. - construction	$58,261	$0	$290,867	$349,128	$13,807,834	$14,156,962	$0
Commercial R.E. - mortgages	666,851	0	2,577,216	3,244,067	281,153,029	284,397,096	0
Land	1,067,726	1,864,502	2,580,230	5,512,458	4,683,179	10,195,637	0
Farmland	0	0	0	0	21,017,090	21,017,090	0
Commercial and industrial	0	351,192	79,059	430,251	31,899,579	32,329,830	0
Consumer	0	0	0	0	1,045,006	1,045,006	0
Consumer residential	0	0	0	0	22,853,820	22,853,820	0
Agriculture	0	0	0	0	6,588,121	6,588,121	0
Total	$1,792,838	$2,215,694	$5,527,372	$9,535,904	$383,047,658	$392,583,562	$0

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of December 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
December 31, 2011
Commercial real estate:
Commercial R.E. - construction	$0	$0	$179,263	$179,263	$14,416,061	$14,595,324	$0
Commercial R.E. - mortgages	424,683	0	3,671,693	4,096,376	280,167,309	284,263,685	0
Land	0	0	2,580,231	2,580,231	8,055,723	10,635,954	0
Farmland	0	0	0	0	20,549,849	20,549,849	0
Commercial and industrial	0	79,059	0	79,059	31,938,685	32,017,744	0
Consumer	16,419	0	0	16,419	1,196,567	1,212,986	0
Consumer residential	0	0	0	0	23,870,519	23,870,519	0
Agriculture	0	0	0	0	9,055,622	9,055,622	0
Total	$441,102	$79,059	$6,431,187	$6,951,348	$389,250,335	$396,201,683	$0

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. There was no interest income realized on impaired loans for the three months ended March 31, 2012 and 2011. Average recorded investment in impaired loans was $6,944,000 for the three months ended March 31, 2012 as compared to $11,391,000 for the same period of 2011. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Impaired loans as of March 31, 2012 and December 31, 2011 are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
March 31, 2012
Commercial real estate:
Commercial R.E. - construction	$357,467	$0	$290,867	$290,867	$1,656	$235,064
Commercial R.E. - mortgages	4,887,323	2,577,217	417,581	2,994,798	83,721	3,333,246
Land	7,659,989	686,732	2,580,230	3,266,962	266,761	3,272,213
Farmland	0	0	0	0	0	0
Commercial and Industrial	116,299	103,170	0	103,170	0	103,826
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Total	$13,021,078	$3,367,119	$3,288,678	$6,655,797	$352,138	$6,944,349

December 31, 2011
Commercial real estate:
Commercial R.E. - construction	$245,862	$0	$179,262	$179,262	$5,984	$1,177,407
Commercial R.E. - mortgages	4,469,681	3,671,693	0	3,671,693	0	4,111,549
Land	7,659,990	697,232	2,580,231	3,277,463	544,630	3,329,784
Farmland	0	0	0	0	0	0
Commercial and Industrial	116,867	104,481	0	104,481	0	36,655
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Total	$12,492,400	$4,473,406	$2,759,493	$7,232,899	$550,614	$8,655,395

Troubled Debt Restructurings — In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

At March 31, 2012, there were 5 loans and leases that were considered to be troubled debt restructurings, all of which are considered nonaccrual totaling $3,582,000. At March 31, 2012 and December 31, 2011 there were unfunded commitments of $1,497,000 and $1,644,000, respectively, on one loan classified as a troubled debt restructure because of an agreement with a borrower to continue advancing funds and covering overhead costs on a residential development project. The Company will receive proceeds to pay down the principal as the residential properties sell.

The Company has allocated $268,000 and $551,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of March 31, 2012 and December 31, 2011, respectively. The Company had commitments to lend an additional $1,497,000 and $1,644,000 to one of these borrowers as of March 31, 2012 and December 31, 2011, respectively, as described above.

During the three-month period ended March 31, 2012, there were no loans modified as troubled debt restructurings. If a loan modification is granted, the modification of the terms of such loans typically includes one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date; or a temporary payment modification in which the payment amount allocated towards principal was reduced. In some cases, a permanent reduction of the accrued interest on the loan is conceded.

Since there was no troubled debt restructurings during the three-month period ended March 31, 2012, there was no increase in the allowance for loan losses as a result of loan modifications and there were no charge offs as a result of loan modifications.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three month period ended March 31, 2012.

	Three Months Ended
	March 31, 2012
	Number of Loans	Recorded Investment
Commercial real estate:
Commercial R.E. - construction	0	$0
Commercial R.E. - mortgages	0	0
Land	1	571,594
Farmland	0	0
Commercial and Industrial	0	0
Consumer	0	0
Consumer residential	0	0
Agriculture	0	0
Total	1	$571,594

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

The following table presents weighted average risk grades of our loan portfolio:

	March 31, 2012	December 31, 2011
	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.56	3.52
Commercial real estate - mortgages	3.24	3.26
Land	4.82	4.75
Farmland	3.38	3.40
Commercial and Industrial	3.14	3.21
Consumer	2.64	2.76
Consumer residential	3.11	3.10
Agriculture	3.31	3.23
Total gross loans	3.28	3.30

The following table presents risk grade totals by class of loans as of March 31, 2012.  Risk grades 1 through 4 have been aggregated in the “Pass” line.

Dollars in thousands	Commercial R.E. Construction	Commercial R.E. Mortgages	Land	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

March 31, 2012

Pass	$13,866,095	$267,048,227	$3,996,447	$19,680,236	$31,263,756	$1,027,870	$22,459,853	$5,905,546	$365,248,030
Special mention	—	7,848,738	—	—	142,525	—	—	—	7,991,263
Substandard	290,867	9,500,131	6,199,190	1,336,854	923,549	17,136	393,967	682,575	19,344,269
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$14,156,962	$284,397,096	$10,195,637	$21,017,090	$32,329,830	$1,045,006	$22,853,820	$6,588,121	$392,583,562

December 31, 2011

Pass	$14,416,062	$264,913,517	$4,419,659	$19,188,322	$31,000,530	$1,179,624	$23,475,447	$8,357,801	$366,950,962
Special mention	—	8,684,736	—	—	78,011	—	—	—	8,762,747
Substandard	179,262	10,665,432	6,216,295	1,361,527	939,203	16,943	395,072	697,821	20,471,555
Doubtful	—	—	—	—	—	16,419	—	—	16,419
Total loans	$14,595,324	$284,263,685	$10,635,954	$20,549,849	$32,017,744	$1,212,986	$23,870,519	$9,055,622	$396,201,683

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

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012 and 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses

For the Three Months Ended March 31, 2012 and 2011

	Commercial	Commercial		Consumer
	Real Estate	and industrial	Consumer	Residential	Agriculture	Unallocated	Total
Three Months Ended March 31, 2012
Beginning balance	$6,969,004	$606,307	$65,060	$347,905	$363,174	$257,724	$8,609,174
Charge-offs	(1,106,790)	0	(18,642)	0	0	0	(1,125,432)
Recoveries	4,707	0	1,835	1,864		0	8,406
Provision	622,611	(51,387)	1,698	27,309	(65,317)	(234,914)	300,000
Ending balance	$6,489,532	$554,920	$49,951	$377,078	$297,857	$22,810	$7,792,148

Three Months Ended March 31, 2011
Beginning balance	$6,577,011	$686,303	$61,115	$375,349	$152,526	$402,625	$8,254,929
Charge-offs	(55,039)	(35,000)	(1,865)	0	0	0	(91,904)
Recoveries	0	0	1,983	18	0	0	2,001
Provision	715,927	42,776	(9,591)	(100,508)	(26,303)	(22,301)	600,000
Ending balance	$7,237,899	$694,079	$51,642	$274,859	$126,223	$380,324	$8,765,026

The following table details the allowance for loan losses and ending gross loan balances as of March 31, 2012 and December 31, 2011, summarized by collective and individual evaluation methods of impairment.

	Commercial	Commercial		Consumer
	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
March 31, 2012
Allowance for loan losses for loans:
Individually evaluated for impairment	$352,138	$0	$0	$0	$0	$0	$352,138
Collectively evaluated for impairment	6,137,394	554,920	49,951	377,078	297,857	22,810	7,440,010
	$6,489,532	$554,920	$49,951	$377,078	$297,857	$22,810	$7,792,148

Ending gross loan balances:
Individually evaluated for impairment	$6,552,627	$103,170	$0	$0	$0	$0	$6,655,797
Collectively evaluated for impairment	323,214,158	32,226,660	1,045,006	22,853,820	6,588,121	0	385,927,765
	$329,766,785	$32,329,830	$1,045,006	$22,853,820	$6,588,121	$0	$392,583,562

December 31, 2011
Allowance for loan losses for loans:
Individually evaluated for impairment	$550,614	$0	$0	$0	$0	$0	$550,614
Collectively evaluated for impairment	6,418,390	606,307	65,060	347,905	363,174	257,724	8,058,560
	$6,969,004	$606,307	$65,060	$347,905	$363,174	$257,724	$8,609,174

Ending balances of loans:
Individually evaluated for impairment	$7,128,418	$104,481	$0	$0	$0	$0	$7,232,899
Collectively evaluated for impairment	322,916,394	31,913,263	1,212,986	23,870,519	9,055,622	0	388,968,784
	$330,044,812	$32,017,744	$1,212,986	$23,870,519	$9,055,622	$0	$396,201,683

Changes in the reserve for off-balance-sheet commitments were as follows:

	THREE MONTHS ENDED MARCH 31,
	2012	2011
Balance, beginning of year	$119,202	$157,001
Provision Charged to Operations for Off Balance Sheet	(15,614)	(36,231)
Balance, end of year	$103,588	$120,770

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

At March 31, 2012 and December 31, 2011, loans carried at $392,583,562 and $396,201,683, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 6 — OTHER REAL ESTATE OWNED

As of March 31, 2012, the Company owned one property with a carrying value of zero that was classified as other real estate owned, as compared to two properties with outstanding balances of $244,375 as of December 31, 2011.  Each of these properties was acquired through loan foreclosure.

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

Future compensation under both plans is earned for services rendered through retirement. The Company accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the plans. The Company’s current benefit liability is determined based on vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which average approximately 20 years.  The salary continuation liability as of March 31, 2012 and December 31, 2011 was $1,582,424 and $1,511,486, respectively, and is reported in interest payable and other liabilities on the condensed consolidated balance sheets.

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

The combined cash surrender value of all Bank-owned life insurance policies recorded in other assets on the condensed consolidated balance sheet was $11,360,877 and $11,255,877 at March 31, 2012 and December 31, 2011, respectively.

NOTE 8 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of March 31, 2012 and December 31, 2011. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

Following is a description of valuation methodologies used for assets and liabilities in the tables below:

Cash and cash equivalent — The carrying amounts of cash and cash equivalents approximate their fair value and are considered a level 1 valuation.

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

Restricted Equity Securities-  The carrying amounts of the stock the Company’s owns in FRB and FHLB approximate their fair value and are considered a level 1 valuation.

Loans receivable — For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. The fair values for other loans (e.g., real estate construction and mortgage, commercial, and installment loans) are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  The allowance for loan losses is considered to be a reasonable estimate of loan discount due to credit risks.  The Company’s fair value model takes into account many inputs including current market rates on new loans, the U.S. treasury yield curve, LIBOR yield curve, rate floors, rate ceilings, remaining maturity, and average life based on specific loan type.  Net loans are considered to be a level 3 valuation.

Deposit liabilities — The fair values estimated for demand deposits (interest and non-interest checking, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying amounts). The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of the aggregate expected monthly maturities on time deposits.  The fair value of deposits is determined by the Company’s internal assets and liabilities modeling system that accounts for various inputs such as decay rates, rate floors, FHLB yield curve, maturities and current rates offered on new accounts.  Fair value on deposits is considered a level 2 valuation.

Federal Home Loan Bank (FHLB) advances — The fair value of FHLB advances is determined by the Company’s internal assets and liabilities modeling system that accounts for various inputs such as maturities of specific advances and the current FHLB yield curve .  Fair value on FHLB advances are considered a level 2 valuation.

Interest receivable and payable -  The carrying amounts of accrued interest approximate their fair value and are considered to be a level 2 valuation.

Off-balance-sheet instruments — Fair values for the Company’s off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the credit standing of the counterparties.  The Company considers the off balance sheet instruments to be a level 3 valuation.

The estimated fair values of the Company’s financial instruments at March 31, 2012 were as follows:

			Hierarchy
	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$69,447,995	$69,447,995	1
Securities available for sale	105,084,610	105,084,610	2
Restricted equity securities	3,859,950	3,859,950	2
Loans, net	384,218,846	398,051,108	3
Interest receivable	1,818,942	1,818,942	2

Financial liabilities:
Deposits	(518,727,291)	(519,234,241)	3
Interest payable	(110,024)	(110,024)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(395,854)	3

The estimated fair values of the Company’s financial instruments at December 31, 2011 were as follows:

			Hierarchy
	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$101,084,775	$101,084,775	1
Securities available for sale	89,694,859	89,694,859	2
Restricted equity securities	3,993,800	3,993,800	2
Loans, net	386,958,076	401,051,975	3
Interest receivable	1,703,457	1,703,457	2

Financial liabilities:
Deposits	(536,204,003)	(536,791,880)	3
FHLB advance	(3,000,000)	(3,002,834)	2
Interest payable	(129,272)	(129,272)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(464,029)	3

Assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2012 and December 31, 2011 are summarized below:

	Fair Value Measurements at March 31, 2012 Using
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$62,263,377	$0	$62,263,377	$0
Collateralized mortgage obligations	11,606,650	0	11,606,650	0
Municipalities	23,367,207	0	23,367,207	0
SBA Pools	1,221,269	0	1,221,269	0
Corporate Debt	3,830,077	0	3,830,077	0
Mutual Fund	2,796,030	2,796,030	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired loans	$5,592,816	$0	$0	$5,592,816
Other real estate owned	$0	$0	$0	$0

	Fair Value Measurements at December 31, 2011 Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities
U.S. agencies	$54,809,308	$0	$54,809,308	$0
Collateralized mortgage obligations	12,094,472	0	12,094,472	0
Municipalities	16,972,042	0	16,972,042	0
SBA Pools	1,236,421	0	1,236,421	0
Corporate debt	1,814,284	0	1,814,284	0
Mutual Fund	2,768,332	2,768,332	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired Loans	$4,650,738	$0	$0	$4,650,738
Other real estate owned	$244,375	$0	$0	$244,375

Losses (gains) recognized from non-recurring fair value adjustments for the three month periods ended March 31, 2012 and 2011 are presented on the following table:

	THREE MONTHS ENDED MARCH 31,
	2012	2011

Impaired loans	$1,106,790	$90,039
Other real estate owned	(3,548)	219,166
Total loss from non-recurring fair value adjustments	$1,103,242	$309,205

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

	THREE MONTHS ENDED
	MARCH 31,
In thousands (except share and per share amounts)	2012	2011
BASIC EARNINGS PER SHARE

Net income available to common shareholders	$1,292,155	$955,065
Weighted average shares outstanding	7,722,609	7,711,401
Net income per common share	$0.17	$0.12

DILUTED EARNINGS PER SHARE

Net income available to common shareholders	$1,292,155	$955,065
Weighted average shares outstanding	7,722,609	7,711,401
Effect of dilutive stock options	17,523	19,679
Effect of dilutive non-vested restricted shares	3,809	0
Effect of dilutive warrants	0	11,150
Weighted average shares of common stock and common stock equivalents	7,743,941	7,742,230
Net income per diluted common share	$0.17	$0.12

During the three month period ended March 31, 2012, anti-dilutive weighted average options to purchase 219,625 shares of common stock were outstanding with prices ranging from $7.00 to $15.67.  Anti-dilutive weighted average stock options of 219,625 were outstanding during the same three month period of 2011, with prices ranging from $7.05 to $15.67.  These options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.  These options begin to expire in 2013.

Weighted average warrants of 350,346 issued to the U.S. Treasury Capital Purchase Program were dilutive for the three month period ended March 31, 2011, as the exercise price of $5.78 was less than the average market price of common shares.  These warrants were not outstanding in the first quarter of 2012 as they were redeemed in August 2011.

Non-vested restricted stock grants totaling 61,615 average shares of common stock were dilutive for the first quarter ended March 31, 2012, as the fair value of the grant was less than the average market price of the common shares.  There were no non-vested restricted stock shares outstanding during the first quarter of 2011.

NOTE 10 — SUBSEQUENT EVENTS

On May 3, 2012, Oak Valley Bancorp repurchased from the U.S. Treasury 6,750 shares of Non-Cumulative Perpetual Preferred Stock, Series B, for aggregate consideration of $6.75 million in cash. The shares had been issued to the U.S. Treasury in September 2011 in connection with Oak Valley Bancorp’s participation in the U.S. Treasury Small Business Lending Fund Program.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion explains the significant factors affecting our operations and financial position for the periods presented. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear or that are referenced to elsewhere in this report, and with the audited consolidated financial statements and accompanying notes included in our 2011 Annual Report on Form 10-K, as amended.  Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Management believes the following were important factors in the Company’s performance during the three month period ended March 31, 2012:

•                  Thanks to our deep roots in the communities that we serve, our focus on customer care and our selectivity in lending, during the first three months of 2012, our performance has been better than most institutions of our size that compete in our market.  Despite the stagnant economy affecting our primary market areas, we have been able to increase our core deposits to $507.3 million and have posted net income available to common shareholders of $0.17 per diluted share for the three month period ended March 31, 2012.  While recently published economic data indicate that the current downturn may be easing, it is not clear when or at what speed the recession will end. To the extent that the recession continues, it will affect the market areas that we serve and our results accordingly.

•                  The Company recognized net income available to common shareholders of $1,292,000 for the three month period ended March 31, 2012, as compared to $955,000 for the same period in 2011.  The Company recognized net income before preferred stock dividends and accretion of $1,461,000 for the first quarter ended March 31, 2012 as compared to $1,165,000 for the first quarter ended March 31, 2011.  The factors contributing to these results will be discussed below.

•                  The Company recognized $169,000 in the quarter ended March 31, 2012 associated with the accrual for preferred stock dividends for the 13,500 shares of Series B Preferred Stock that the U.S. Treasury owns under the Small Business Lending Fund (“SBLF”).  So long as such preferred stock remains outstanding under SBLF, it will pay quarterly cumulative dividends at a variable rate between 1% and 5% per year for the first 2.5 years depending on growth of our small business loan portfolio.  If there is no loan growth after 2.5 years, the dividend rate could increase to 7% and if the preferred stock remains outstanding after 4.5 years, the rate increases to 9%, regardless of loan growth.  In comparison, the first quarter of 2011 reflected the $169,000 for preferred stock dividends but also included preferred stock accretion of $41,000 as the original series A preferred stock were issued under the TARP program at a discount.

•             The Company has taken significant steps to reduce the risk of loan losses.   In the three month period ended March 31, 2012, the provision for loan loss was $300,000, which was a decrease of $300,000 compared to the same period in 2011.  The decrease was mainly due to management’s assessment of the appropriate level for the allowance for loan losses and a decrease in the level of non-accrual loans. The Company continues to monitor its loan portfolio with the objective of avoiding defaults or write-downs.  Despite these actions, the possibility of additional losses cannot be eliminated, but the Board of Directors and all employees continue to work hard to make the best of these continuing challenging conditions.

•                  Net interest income increased $58,000 or 0.9% for the three month period ended March 31, 2012, compared to the same period in 2011.  The increase for the quarter was primarily due to the increase in average earning assets of $28.7 million for the three month period ended March 31, 2012, as compared to the same period of 2011.

•                  Non-interest income increased by $160,000 or 23.8% for the first quarter ended March 31, 2012, as compared to the same period in 2011.  The increase was primarily due to an operating recovery of $120,000 and gains in mortgage commissions as described below.

•                  Non-interest expense increased by $71,000 or 1.6% for the three month period ended March 31, 2012, as compared to the same period in 2011.  The primary reason for the increase was an increase in salaries and benefits and occupancy associated with new branch openings in mid-2011, which was offset in part by the reduction in the write downs of OREO property values as described below.

•                  Total assets decreased $18.7 million or 3.0% from December 31, 2011.  Total net loans decreased by $2.7 million or 0.7% and investment securities increased by $15.4 million or 17.2% from December 31, 2011 to March 31, 2012, while deposits decreased by $17.5 million or 3.3% for the same period.

Income Summary

For the three month period ended March 31, 2012, the Company recorded net income available to common shareholders of $1,292,000, representing an increase of $337,000 as compared to the same period in 2011.  Return on average assets (annualized) was 0.98% for the first quarter ended March 31, 2012, as compared with 0.85% for the same period in 2011.  Annualized return on average common equity was 8.94% for the first quarter ended March 31, 2012, as compared to 7.48% for the same period of 2011.

Net income before provisions for income taxes and preferred stock dividends and accretion was up $447,000 for the first quarter ended March 31, 2012 from the comparable 2011 period.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

Effect on Pre-Tax Income
Increase (Decrease)
Three Months Ended
(In thousands)	March 31, 2012
Change from 2011 to 2012 in:
Net interest income	$58
Provision for loan losses	300
Non-interest income	160
Non-interest expense	(71)
Change in income before income taxes	$447

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three month period ended March 31, 2012, net interest income was $6.26 million, which represented an increase of $58,000 or 0.9% for the first quarter ended March 31, 2012, from the comparable period in 2011.

The net interest margin (net interest income as a percentage of average interest earning assets) was 4.67% for the three month period ended March 31, 2012, a decrease of 25 basis points, as compared to the same period in 2011.  The decrease in the net interest margin in the first three months of 2012 was primarily attributable to a change in the mix of earning assets with a higher portion in investment securities and interest earning deposits in bank balances, which had balance increases of $29.0 million and 22.0 million, respectively, compared to the first quarter of 2011.  These balances had yields of 4.05% and 0.23%, respectively, in the first quarter of 2012, which was significantly less than the yield on gross loans and thus driving down the overall yield on earning assets.

The current low market interest rate environment has had a positive impact on net interest income in previous years because the Company’s balance sheet is liability sensitive which typically results in our average cost of funds decreasing faster than the average yield on interest earning assets in a declining rate environment.  In 2012, we have not recognized this benefit to the same degree, as deposit interest rates are at historic lows and have essentially reached a threshold in which they cannot reasonably be further reduced.  However, the total cost of funds did decrease 17 basis points in the first quarter ended March 31, 2012, compared to 2011 due to a shift from high cost CDs and FHLB borrowed funds into demand deposit and money market accounts.  In addition, average non-interest-bearing demand deposit balances increased by $23.6 million for the three month period ended March 31, 2012, as compared to the same period of 2011.  Compared to cost of funds, the decrease in earning asset yield was more significant at 38 basis points for the three month period ended March 31, 2012, compared to the same period of 2011.  The investment securities portfolio recognized the most significant decrease of 90 basis points for the first quarter of 2012 as compared to 2011, mainly because of the Company deploying cash into investment security purchases, which have historically low yields.  The yield on loans has remained more stable, with a reduction of 22 basis points for the first quarter of 2012 as compared to 2011, partly as a result of the significant portion of our loans that are at their contractual rate floors.

The following tables shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three month period ended March 31, 2012 and 2011:

Net Interest Analysis

	Three months ended			Three months ended
	March 31, 2012			March 31, 2011
(Dollars in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield	Average Balance	Interest Income / Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$392,203	$5,718	5.85%	$397,337	$5,944	6.07%
Investment securities (2)	91,203	920	4.05%	62,203	759	4.95%
Federal funds sold	9,329	5	0.21%	26,466	15	0.23%
Interest-earning deposits	52,574	30	0.23%	30,609	17	0.23%
Total interest-earning assets	545,309	6,673	4.91%	516,615	6,735	5.29%
Total noninterest earning assets	53,801			37,519
Total Assets	599,110			554,134
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	256,972	148	0.23%	232,790	211	0.37%
NOW deposits	65,614	27	0.17%	63,351	35	0.22%
Savings deposits	24,380	16	0.26%	18,380	19	0.42%
Time certificates of deposit $100,000 or more	36,241	83	0.92%	33,687	104	1.25%
Other time deposits	23,255	41	0.71%	36,332	71	0.79%
Other borrowings	1,879	5	1.07%	8,000	22	1.12%
Total interest-bearing liabilities	408,341	320	0.31%	392,540	462	0.48%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	116,677			93,101
Other liabilities	2,574			3,225
Total noninterest-bearing liabilities	119,251			96,326
Shareholders’ equity	71,518			65,268
Total liabilities and shareholders’ equity	$599,110			$554,134
Net interest income		$6,353			$6,273
Net interest spread (3)			4.60%			4.81%
Net interest margin (4)			4.67%			4.92%

(1)  Loan fees have been included in the calculation of interest income.

(2) Yields and interest income on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three month period ended March 31, 2012 and 2011.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

(In thousands)

	For the Three Months Ended March 31,
	2012 vs 2011
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$(77)	$(149)	$(226)
Investment securities (2)	354	(193)	161
Federal funds sold	(10)	0	(10)
Interest-earning deposits	12	1	13
Total interest income	$279	$(341)	$(62)

Interest expense:
Money market deposits	22	(85)	(63)
NOW deposits	1	(8)	(7)
Savings deposits	6	(9)	(3)
Time CD $100K or more	8	(29)	(21)
Other time deposits	(26)	(4)	(30)
Other borrowings	(17)	(1)	(18)
Total interest expense	$(6)	$(136)	$(142)

Change in net interest income	$285	$(205)	$80

(1)  Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

The table above reflects the current low interest rate environment has impacted assets slightly more than liabilities as indicated by the decrease of $205,000 in net interest income due to the rate change for the first quarter of 2012.  This is not typical for the Company, as we have historically been liability sensitive in recent years.  However, purchases of investment securities in the past 12 months at market interest rates lower than our overall portfolio reflects a decrease of $193,000 due to the lower yield of the new securities. The decreased loan volume was offset by the increase in investment securities and combined with the overall change in mix of balances resulted in an increase of $285,000 to net interest income over the same period.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three month period ended March 31, 2012, non-interest income was $831,000, an increase of $160,000 or 23.8%, compared to the same period in 2011.

The following tables show the major components of non-interest income:

	For the Three Months Ended March 31,
	2012	2011	$ change	% change
Service charges on deposits	$281,078	$258,095	$22,983	8.9%
Earnings on cash surrender value of life insurance	105,000	128,298	(23,298)	(18.2)%
Mortgage commissions	47,409	9,873	37,536	380.2%
Other income	397,739	274,975	122,764	44.6%
Total non-interest income	$831,226	$671,241	$159,985	23.8%

The increase to total non-interest income for the first quarter ending March 31, 2012 is due primarily to a $120,000 operating recovery from a prior year items processing loss.  The Company also recognized an increase in service charges on deposits of $23,000 and an increase in mortgage commissions of $38,000 for the three month period ended March 31, 2012, as compared to the same period of 2011.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

	For the Three Months Ended March 31,
	2012	2011	$ change	% change
Salaries and employee benefits	$2,575,563	$2,333,990	$241,573	10.4%
Occupancy	750,874	656,530	94,344	14.4%
Data processing fees	277,861	258,635	19,226	7.4%
OREO expenses	20,074	248,778	(228,704)	(91.9)%
Regulatory assessments (FDIC & DFI)	117,000	198,000	(81,000)	(40.9)%
Other	855,392	829,904	25,488	3.1%
Total non-interest income	$4,596,764	$4,525,837	$70,927	1.6%

Non-interest expenses increased by $71,000 or 1.6% for the three months ended March 31, 2012, as compared to the same period of 2011.  Salaries and employee benefits increased $242,000 for the three months ended March 31, 2012, as compared to the same period of 2011, primarily as a result of hiring new employees for new branch openings and additional bonus accruals corresponding to the Company’s performance metrics.  The new branch openings also contributed to the increase in occupancy expenses of $94,000, for the first quarter ended March 31, 2012, as compared to the prior year.  Data processing fees increased by $19,000 for the three month period ended March 31, 2012, as a result of an increased number of transaction accounts.

Other operating expenses increased by $25,000 for the three months ended March 31, 2012, as compared to the same period of 2011.  The relatively small increase for the first quarter was due to a combination of expenses incurred to support the growth of our product lines and services, and a $75,000 insurance retention accrual.

OREO expenses were $20,000 in the first quarter ended March 31, 2012, compared to $249,000 for the comparable period of 2011.  Included within these totals are OREO write downs, of which there were none for the three month period ended March 31, 2012, as compared to $219,000 for the same period of 2011.  The remaining expense included in OREO expenses is attributed to general overhead such as property taxes and utilities associated with the properties classified as other real estate owned.  There have been two sales of the OREO properties which has reduced our OREO inventory from three properties as of March 31, 2011 to one property as of March 31, 2012.  There was one sale of OREO property in the first quarter of 2012 which resulted in a gain on sale of $4,000.

FDIC and DFI (California Department of Financial Institutions) regulatory assessments were $117,000 for the three months ended March 31, 2012, a decrease of $81,000 compared to the comparable period of 2011.  The initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC.  The decrease in the first quarter of 2012 is due to a lower base assessment rate as the Company has improved its overall risk ratings.  The decrease in expense was in spite of a higher deposit base in 2012 as compared to 2011, as the FDIC assessment rates are applied to average quarterly deposits as the primary basis.

Management anticipates that noninterest expense will continue to increase as we continue to grow.  However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Income Taxes

We reported a provision for income taxes of $737,000 for the three month period ended March 31, 2012, an increase of $152,000 as compared to the provision of $585,000 reported in the comparable period of 2011.  The effective income tax rate on income from continuing operations was 33.5% for the first quarter ended March 31, 2012, compared to 33.4% for the comparable period of 2011.  These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans).  The slight disparity between the effective tax rates in 2012 as compared to 2011 for the quarter is primarily due to tax credits from California Enterprise Zones and low income housing projects as well as tax free-income on loans within these enterprise zones and municipal securities and loans that comprise a larger proportion of pre-tax income in 2011 as compared to 2012.

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

Non-accrual loans totaled $6.7 million at March 31, 2012, as compared to $7.2 million at December 31, 2011.  The non-accrual loans as of March 31, 2012 are loans made to eight borrowers primarily for purposes of real estate construction and commercial real estate.  As of March 31, 2012, we had five loans considered troubled debt restructurings totaling $3.6 million, all of which are included in nonaccrual loans.

OREO as of March 31, 2012 consisted of residential land acquired through foreclosure that was written down to a zero balance.

The following table presents information about the Company’s non-performing loans, including asset quality ratios as of March 31, 2012 and December 31, 2011:

Non-Performing Assets

	March 31,	December 31,
(in thousands)	2012	2011
Loans in non-accrual status	$6,656	$7,233
Loans past due 90 days or more and accruing	0	0
Total non-performing loans	6,656	7,233
Other real estate owned	0	244
Total non-performing assets	$6,656	$7,477

Allowance for loan losses	$7,792	$8,609

Asset quality ratios:
Non-performing assets to total assets	1.12%	1.22%
Non-performing loans to total loans	1.70%	1.83%
Allowance for loan losses to total loans	1.98%	2.17%
Allowance for loan losses to total non-performing loans	117.07%	119.03%

Non-performing assets decreased by $821,000 as of March 31, 2012 as compared to December 31, 2011, primarily as a result of the $577,000 reduction in non-accrual loans.  The reduction of our non-accrual loans during the three month period ended March 31, 2012 is due to principal payments of $27,000 and charge-offs of $1,107,000, which was offset by the addition of a loan placed on non-accrual status of $420,000 and an advance on an existing non-accrual loan of $137,000.  Additionally, OREO balances decreased by $244,000 during the three month period ended March 31, 2012 due to a sale of an OREO property.

Allowance for Loan and Lease Losses (“ALLL”)

In anticipation of credit risk inherent in our lending business, we routinely set aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges made for the outstanding loan portfolio have been credited to the allowance for loan losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company recorded loan loss provisions of $300,000 for the three month period in 2012, which represented a $300,000 decrease as compared to the provisions recorded in the same period of 2011.

The allowance for loan losses decreased by $817,000 or 9.5%, to $7.8 million at March 31, 2012, as compared with $8.6 million at December 31, 2011.  The Company recognized the decrease in the allowance for loan losses during the first three months of the year due to the net loan charge-offs of $1,117,000 which was partially offset by loan loss provision of $300,000.  The financial condition of certain Bank clients has stabilized which has improved the overall credit risk of the loan portfolio as evidenced by our decrease in non-accrual loans. The decrease to the allowance for loan losses resulted in a decrease in the allowance for loan losses as a percentage of total loans to 1.98% at March 31, 2012, as compared to 2.17% at December 31, 2011.

The Company will continue to monitor the adequacy of the allowance for loan losses and make additions to the allowance in accordance with the analysis referred to above. Because of uncertainties inherent in estimating the appropriate level of the allowance for loan losses, actual results may differ from management’s estimate of credit losses and the related allowance.

The Company makes provisions for loan losses when required to bring the total allowance for loan and lease losses to a level deemed appropriate for the level of risk in the loan portfolio.  At least quarterly, management conducts an assessment of the overall quality of the loan portfolio and general economic trends in the local market.  The determination of the appropriate level for the allowance is based on that review, considering such factors as historical experience, the volume and type of lending conducted, the amount of and identified potential loss associated with specific nonperforming loans, regulatory policies, general economic conditions, and other factors related to the collectability of loans in the portfolio.

Although management believes the allowance at March 31, 2012 was adequate to absorb probable losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on our service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of March 31, 2012, and December 31, 2011, we had $69.5 million and $101.1 million, respectively, in cash and cash equivalents.

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

Deposits

Total deposits at March 31, 2012 were $518.7 million, a $17.5 million or 3.3% decrease from the deposit total of $536.2 million at December 31, 2011.  Average deposits increased $45.5 million to $523.1 million for the three month period ended March 31, 2012 as compared to the same period in 2011. We attracted deposits due to the safety and soundness of the Company and our focus on customer service.

	March 31,	December 31,	Three month change
(in thousands)	2012	2011	$	%

Demand	$117,241	$130,143	$(12,902)	(9.9)%
NOW	65,192	72,867	(7,675)	(10.5)%
MMDA	250,304	254,011	(3,707)	(1.5)%
Savings	25,660	18,915	6,745	35.7%
Time < $100K	21,456	22,824	(1,368)	(6.0)%
Time > $100K	38,874	37,444	1,430	3.8%
	$518,727	$536,204	$(17,477)	(3.3)%

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks.  Four of our clients carry deposit balances of more than 1% of our total deposits, one of which had a deposit balance of more than 3% of total deposits at March 31, 2012.

Since our deposit growth strategy emphasizes core deposit growth we have avoided relying on brokered deposits as a consistent source of funds. The Company had $1.4 million and $3.8 million in brokered deposits as of March 31, 2012 and December 31, 2011, respectively.  The only brokered deposits the Company holds are from CDARS and ICS, a certificate of deposit and money market account program, respectively, that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer.

Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. Our outstanding FHLB advances were paid in full during the first quarter of 2012 to a zero balance at March 31, 2012, as compared to $3.0 million at December 31, 2011 due to elevated liquidity levels from increased deposits and loan payments that allowed us to pay the advances off.    See “Liquidity Management” below for the details on the FHLB borrowings program.

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

The following table shows our capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at March 31, 2012 and December 31, 2011:

Oak Valley Community Bank Capital Ratios –

(dollars in thousands)

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012:
Total Capital (to Risk-Weighted Assets)	$74,806	16.7%	$44,775	10%	$35,820	8%
Tier 1 Capital (to Risk-Weighted Assets)	$69,178	15.5%	$26,865	6%	$17,910	4%
Tier 1 Capital (to Average Assets)	$69,178	11.6%	$29,952	5%	$23,962	4%

As of December 31, 2011:
Total Capital (to Risk-Weighted Assets)	$73,562	16.2%	$45,481	10%	$36,384	8%
Tier 1 Capital (to Risk-Weighted Assets)	$67,835	14.9%	$27,288	6%	$18,192	4%
Tier 1 Capital (to Average Assets)	$67,835	11.4%	$29,759	5%	$23,807	4%

Oak Valley Bancorp Capital Ratios –

(dollars in thousands)

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012 , 2009:
Total Capital (to Risk-Weighted Assets)	$74,800	16.7%	N/A	N/A	$35,830	8%
Tier 1 Capital (to Risk-Weighted Assets)	$69,170	15.4%	N/A	N/A	$17,915	4%
Tier 1 Capital (to Average Assets)	$69,170	11.6%	N/A	N/A	$23,964	4%

As of December 31, 2011:
Total Capital (to Risk-Weighted Assets)	$73,439	16.2%	N/A	N/A	$36,387	8%
Tier 1 Capital (to Risk-Weighted Assets)	$67,712	14.9%	N/A	N/A	$18,193	4%
Tier 1 Capital (to Average Assets)	$67,712	11.4%	N/A	N/A	$23,809	4%

Our bank subsidiary is also subject to capital requirements similar to those discussed above.  The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above.  At March 31, 2012, our bank subsidiary exceeded the minimum ratios established by the FRB and FDIC.

Liquidity Management

Since the Company is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to the Company is restricted to the lesser of the Bank retained earnings or the amount of the Bank undistributed net profits from the previous three fiscal years. The primary uses of funds for the Company are stockholder dividends, investment in the Company and ordinary operating expenses.  Management anticipates that there will be sufficient earnings at the Company level to provide dividends to the Bank to meet its funding requirements for the foreseeable future.

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. We obtain funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings.  Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common and preferred stockholders. Our liquid assets at March 31, 2012 were $180.5 million compared to $197.7 million at December 31, 2011.  Our liquidity level measured as the percentage of liquid assets to total assets was 30.4% and 32.3% at March 31, 2012 and December 31, 2011, respectively. We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity.  As of March 31, 2012, our borrowing capacity from the FHLB was approximately $139.0 million and there were no outstanding advances. We also maintain 2 lines of credit with correspondent banks to purchase up to $25 million in federal funds, for which there were no advances as of March 31, 2012.

Off-Balance-Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of March 31, 2012 and December 31, 2011, we had commitments to extend credit of $39.6 million and $46.4 million, respectively, which includes obligations under letters of credit of $0.9 million and $0.6 million, respectively.

The effect on our revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

Item 3.                                                           Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.                                                           Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13 a-15(e) and 15(d)-15(e) promulgated under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this report was being prepared.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 4.                                                           Mine Safety Disclosures

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

3.5	Certificate of Amendment of Bylaws dated effective as of August 11, 2011. *
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

4.3	Certificate of Determination dated August 11, 2011 and filed with the California Secretary of State for Senior Non-Cumulative Perpetual Preferred Stock, Series B. *
10.1

Securities Purchase Agreement dated August 11, 2011 between the Company and the Secretary of the U.S. Treasury, with respect to the issuance and sale of Senior Non-Cumulative Perpetual Preferred Stock, Series B.*

10.2	Warrant Redemption Letter Agreement dated September 28, 2011 between the Company and the U.S. Treasury, with respect to the redemption of the Warrant to Purchase Common Stock dated December 5, 2008.*
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Company’s Form 10-Q for the quarter ending September 30, 2011, filed on November 14, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oak Valley Bancorp
Date: May 11, 2012	By:	/s/ RICHARD A. MCCARTY
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