Form 10-Q
period 2012-06-30
Oak Valley Bancorp
filed 2012-08-13
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  7,890,905 shares of common stock outstanding as of July 31, 2012.

Oak Valley Bancorp

June 30, 2012

Page
PART I — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Condensed Consolidated Balance Sheets at June 30, 2012 (Unaudited), and December 31, 2011

Condensed Consolidated Statements of Income (Unaudited) for the Three and Six Month Periods Ended June 30, 2012 and June 30, 2011

Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Six Month Periods Ended June 30, 2012 and June 30, 2011

Condensed Consolidated Statements of Changes of Shareholders’ Equity for the Six-Month Period Ended June 30, 2012 (Unaudited) and the Year Ended December 31, 2011

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six-Month Periods Ended June 30, 2012 and June 30, 2011

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits

PART I — FINANCIAL STATEMENTS

Item 1. Consolidated Financial Statements (Unaudited)

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

AT JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011 (AUDITED)

	June 30,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$64,637,928	$73,189,775
Federal funds sold	7,240,000	27,895,000
Cash and cash equivalents	71,877,928	101,084,775

Securities available for sale	108,247,438	89,694,859
Loans, net of allowance for loan loss of $8,007,947 and $8,609,174 at June 30, 2012 and December 31, 2011, respectively	381,957,783	386,958,076
Bank premises and equipment, net	13,228,904	13,499,285
Other real estate owned	0	244,375
Interest receivable and other assets	21,105,037	20,690,288

	$596,417,090	$612,171,658

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$526,406,815	$536,204,003
Interest payable and other liabilities	3,074,865	2,565,649
Federal Home Loan Bank advances	0	3,000,000

Total liabilities	529,481,680	541,769,652

Commitments and contingencies

Shareholders’ equity
Series B Preferred stock, no par value; $1,000 per share liquidation preference, 10,000,000 shares authorized, 6,750 and 13,500 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	6,750,000	13,500,000
Common stock, no par value; 50,000,000 shares authorized, 7,890,905 and 7,718,469 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	23,603,460	23,453,443
Additional paid-in capital	2,242,906	2,128,700
Retained earnings	31,159,497	28,629,757
Accumulated other comprehensive income, net of tax	3,179,547	2,690,106

Total shareholders’ equity	66,935,410	70,402,006

	$596,417,090	$612,171,658

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2012 AND JUNE 30, 2011

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2012	2011	2012	2011

INTEREST INCOME
Interest and fees on loans	$5,585,589	$5,922,684	$11,300,632	$11,864,362
Interest on securities available for sale	877,846	768,334	1,711,531	1,462,409
Interest on federal funds sold	4,557	11,604	9,624	26,822
Interest on deposits with banks	24,981	23,489	54,787	40,160
Total interest income	6,492,973	6,726,111	13,076,574	13,393,753

INTEREST EXPENSE
Deposits	280,745	407,011	595,962	847,532
FHLB advances	—	18,815	4,707	40,488
Total interest expense	280,745	425,826	600,669	888,020

Net interest income	6,212,228	6,300,285	12,475,905	12,505,733
PROVISION FOR LOAN LOSSES	300,000	300,000	600,000	900,000

Net interest income after provision for loan losses	5,912,228	6,000,285	11,875,905	11,605,733

OTHER INCOME
Service charges on deposits	300,498	282,041	581,576	540,136
Earnings on cash surrender value of life insurance	105,000	86,660	210,000	214,958
Mortgage commissions	60,378	16,947	107,787	26,820
Other	206,284	294,296	604,023	569,272
Total non-interest income	672,160	679,944	1,503,386	1,351,186

OTHER EXPENSES
Salaries and employee benefits	2,514,183	2,379,400	5,089,746	4,713,390
Occupancy expenses	743,208	675,716	1,494,082	1,332,247
Data processing fees	278,003	239,891	555,864	498,526
OREO expenses (income), net	(1,716)	101,500	18,358	350,279
Regulatory assessments (FDIC & DFI)	116,000	198,000	233,000	396,000
Other operating expenses	962,341	806,477	1,817,733	1,636,380
Total non-interest expense	4,612,019	4,400,984	9,208,783	8,926,822

Net income before provision for income taxes	1,972,369	2,279,245	4,170,508	4,030,097

PROVISION FOR INCOME TAXES	620,409	829,984	1,357,643	1,415,360
NET INCOME	$1,351,960	$1,449,261	$2,812,865	$2,614,737

Preferred stock dividends and accretion	114,375	210,411	283,125	420,822
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,237,585	$1,238,850	$2,529,740	$2,193,915

NET INCOME PER COMMON SHARE	$0.16	$0.16	$0.33	$0.28

NET INCOME PER DILUTED COMMON SHARE	$0.16	$0.16	$0.33	$0.28

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2012 AND JUNE 30, 2011

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2012	2011	2012	2011

Net income	$1,351,960	$1,449,261	$2,812,865	$2,614,737
Available for sale securities:
Gross unrealized gain arising during the year	1,300,708	968,115	866,676	1,169,124
Reclassification adjustment for gains realized in net income	(13,456)	(12,940)	(35,003)	(38,824)
Income tax expense	(529,704)	(393,055)	(342,232)	(465,118)
Other comprehensive income	757,548	562,120	489,441	665,182
Comprehensive income	$2,109,508	$2,011,381	$3,302,306	$3,279,919

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2011 AND THE SIX-MONTH PERIOD ENDED JUNE 30, 2012 (UNAUDITED)

	YEAR ENDED DECEMBER 31, 2011 AND SIX MONTHS ENDED JUNE 30, 2012
							Accumulated
					Additional		Other	Total
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity

Balances, January 1, 2011	7,702,127	$24,003,549	13,500	$13,013,945	$2,080,218	$24,016,466	$1,543,554	$64,657,732

Stock options exercised	3,037	$9,894						$9,894
Restricted stock issued	13,305							0
Repurchase of Series A preferred stock			(13,500)	$(13,500,000)				(13,500,000)
Series B preferred stock issued			13,500	13,500,000				13,500,000
Preferred stock accretion				486,055		$(486,055)		0
Preferred stock dividend payments						(761,249)		(761,249)
Payment to repurchase U.S. Treasury Warrant		(560,000)						(560,000)
Stock based compensation					48,482			48,482
Other comprehensive income							1,146,552	1,146,552
Net income						5,860,595		5,860,595
Balances, December 31, 2011	7,718,469	$23,453,443	13,500	$13,500,000	$2,128,700	$28,629,757	$2,690,106	$70,402,006

Stock options exercised	37,561	$150,017						$150,017
Tax benefit on stock options exercised					37,218			37,218
Restricted stock issued	134,875							0
Repurchase of Series B preferred stock			(6,750)	$(6,750,000)				(6,750,000)
Preferred stock dividend payments						(283,125)		(283,125)
Stock based compensation					76,988			76,988
Other comprehensive income							489,441	489,441
Net income						2,812,865		2,812,865
Balances, June 30, 2012	7,890,905	$23,603,460	6,750	$6,750,000	$2,242,906	$31,159,497	$3,179,547	$66,935,410

The accompanying notes are an integral part of these consolidated financial statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2012 AND JUNE 30, 2011

	SIX MONTHS ENDED JUNE 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,812,865	$2,614,737
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for loan losses	600,000	900,000
(Decrease) increase in deferred fees/costs, net	(85,119)	2,995
Depreciation	564,615	455,581
Amortization of investment securities, net	93,116	2,660
Stock based compensation	76,988	24,000
Excess tax benefits from stock-based payment arrangements	(37,218)	0
Gain on sale of premises and equipment	(21,875)	0
OREO write downs and (gain)/losses on sale	(3,548)	290,609
Gain on called available for sale securities	(35,003)	(38,824)
Earnings on cash surrender value of life insurance	(210,000)	(214,958)
Increase (decrease) in interest payable and other liabilities	593,591	(583,658)
Increase in interest receivable	(86,512)	(74,607)
(Increase) decrease in other assets	(690,101)	1,981,625
Net cash from operating activities	3,571,799	5,360,160

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(31,682,295)	(28,235,484)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	13,903,276	3,808,274
Net decrease in loans	4,485,412	13,109,613
Purchase of FRB Stock	(1,450)	0
Redemption of FHLB stock	268,300	0
Proceeds from sale of OREO	247,923	243,190
Proceeds from sales of premises and equipment	21,875	0
Net purchases of premises and equipment	(294,234)	(3,077,387)
Net cash (used in) investing activities	(13,051,193)	(14,151,794)

CASH FLOWS FROM FINANCING ACTIVITIES:
FHLB payments	(3,000,000)	(2,000,000)
Preferred stock dividend payment	(367,500)	(337,500)
Repurchase of Series B preferred stock	(6,750,000)	0
Net (decrease) increase in demand deposits and savings accounts	(8,258,458)	30,991,066
Net decrease in time deposits	(1,538,730)	(11,518,271)
Excess tax benefits from stock-based payment arrangements	37,218	0
Proceeds from sale of common stock and exercise of stock options	150,017	9,894
Net cash (used in) from financing activities	(19,727,453)	17,145,189

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(29,206,847)	8,353,555

CASH AND CASH EQUIVALENTS, beginning of period	101,084,775	68,936,916

CASH AND CASH EQUIVALENTS, end of period	$71,877,928	$77,290,471

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$659,147	$923,490
Income taxes	$885,000	$2,561,119

NON-CASH INVESTING ACTIVITIES:
Change in unrealized gain on available-for-sale securities	$831,673	$1,130,300

NON-CASH FINANCING ACTIVITIES:
Accretion of preferred stock	$0	$83,323

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

The interim consolidated financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results of a full year’s operations.  Certain prior year amounts have been reclassified to conform to the current year presentation. There was no effect on net income or shareholders’ equity.  For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2011.

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

In May 2012, the Company repurchased from the U.S. Treasury 6,750 shares of Series B Preferred Stock for aggregate consideration of $6.75 million.

NOTE 4 — SECURITIES

The amortized cost and estimated fair values of debt securities as of June 30, 2012 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. agencies	$58,933,241	$3,306,392	$—	$62,239,633
Collateralized mortgage obligations	12,604,932	893,313	—	13,498,245
Municipalities	23,373,947	1,526,205	(139,303)	24,760,849
SBA Pools	1,207,347	—	(563)	1,206,784
Corporate debt	3,905,769	11,502	(200,708)	3,716,563
Mutual Fund	2,818,932	15,625	(9,193)	2,825,364
	$102,844,168	$5,753,037	$(349,767)	$108,247,438

The following tables detail the gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012.

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. agencies	$—	$—	$—	$—	$—	$—
Collateralized mortgage obligations	—	—	—	—	—	—
Municipalities	5,420,039	(139,303)	—	—	5,420,039	(139,303)
SBA Pools	1,206,784	(563)	—	—	1,206,784	(563)
Corporate debt	1,799,292	(200,708)	—	—	1,799,292	(200,708)
Mutual Fund	990,807	(9,193)	—	—	990,807	(9,193)
Total temporarily impaired securities	$9,416,922	$(349,767)	$—	$—	$9,416,922	$(349,767)

At June 30, 2012, there were no securities in an unrealized loss position for greater than 12 months.  Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary.  Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due solely to interest rate changes and the Company does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities at June 30, 2012, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$11,467,180	$11,561,930
Due after one year through five years	12,900,164	14,200,327
Due after five years through ten years	29,849,567	31,530,485
Due after ten years	48,627,257	50,954,696
	$102,844,168	$108,247,438

The amortized cost and estimated fair values of debt securities as of December 31, 2011, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. agencies	$52,101,177	2,722,817	$(14,686)	$54,809,308
Collateralized mortgage obligations	11,366,368	728,104	—	12,094,472
Municipalities	15,660,035	1,312,377	(370)	16,972,042
SBA Pools	1,236,366	55	—	1,236,421
Corporate debt	2,000,000	0	(185,716)	1,814,284
Mutual Fund	2,759,316	17,188	(8,172)	2,768,332
	$85,123,262	$4,780,541	$(208,944)	$89,694,859

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

The Company recognized a gain of $13,456 and $35,003 for the three and six month periods ended June 30, 2012, respectively, on certain available-for-sale securities that were partially called, which compares to $12,940 and $38,824 in the same periods of 2011.  There were no sales of available-for-sale securities during the first six months of 2012 and 2011.

Securities carried at $49,056,082 and $53,419,019 at June 30, 2012 and December 31, 2011, respectively, were pledged to secure deposits of public funds.

NOTE 5 — LOANS

The Company’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of June 30, 2012, approximately 83% of the Company’s loans are commercial real estate loans which includes construction loans. Approximately 8% of the Company’s loans are for general commercial uses including professional, retail, and small business. Additionally, 7% of the Company’s loans are for residential real estate and other consumer loans. The remaining 2% are agriculture loans.

Loan totals were as follows:

	June 30, 2012	December 31, 2011
Commercial real estate:
Commercial real estate- construction	$14,540,491	$14,595,324
Commercial real estate- mortgages	278,869,972	284,263,685
Land	8,934,895	10,635,954
Farmland	21,477,448	20,549,849
Commercial and industrial	32,701,817	32,017,744
Consumer	1,143,304	1,212,986
Consumer residential	27,369,395	23,870,519
Agriculture	5,477,722	9,055,622
Total loans	390,515,044	396,201,683

Less:
Deferred loan fees and costs, net	(549,314)	(634,433)
Allowance for loan losses	(8,007,947)	(8,609,174)
Net loans	$381,957,783	$386,958,076

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At June 30, 2012, approximately 37.4% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

Non-accrual loans, segregated by class of loans, were as follows:

	June 30, 2012	December 31, 2011
Commercial real estate:
Commercial real estate- construction	$333,763	$179,262
Commercial real estate- mortgages	2,912,460	3,671,693
Land	2,725,022	3,277,463
Farmland	0	0
Commercial and industrial	23,111	104,481
Consumer	0	0
Consumer residential	1,190,525	0
Agriculture	0	0
Total non-accrual loans	$7,184,881	$7,232,899

Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income of approximately $173,000 and $334,000 in three and six month periods ended June 30, 2012, respectively, as compared to $180,000 and $366,000 in the same periods of 2011.

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of June 30, 2012:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
June 30, 2012
Commercial real estate:
Commercial R.E. - construction	$0	$0	$333,763	$333,763	$14,206,728	$14,540,491	$0
Commercial R.E. - mortgages	404,896	3,011,033	2,507,564	5,923,493	272,946,479	278,869,972	0
Land	679,732	2,918,104	2,045,290	5,643,126	3,291,769	8,934,895	0
Farmland	0	0	0	0	21,477,448	21,477,448	0
Commercial and industrial	0	348,924	0	348,924	32,352,893	32,701,817	0
Consumer	0	0	0	0	1,143,304	1,143,304	0
Consumer residential	0	1,190,525	0	1,190,525	26,178,870	27,369,395	0
Agriculture	0	0	0	0	5,477,722	5,477,722	0
Total	$1,084,628	$7,468,586	$4,886,617	$13,439,831	$377,075,213	$390,515,044	$0

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of December 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
December 31, 2011
Commercial real estate:
Commercial R.E. - construction	$0	$0	$179,263	$179,263	$14,416,061	$14,595,324	$0
Commercial R.E. - mortgages	424,683	0	3,671,693	4,096,376	280,167,309	284,263,685	0
Land	0	0	2,580,231	2,580,231	8,055,723	10,635,954	0
Farmland	0	0	0	0	20,549,849	20,549,849	0
Commercial and industrial	0	79,059	0	79,059	31,938,685	32,017,744	0
Consumer	16,419	0	0	16,419	1,196,567	1,212,986	0
Consumer residential	0	0	0	0	23,870,519	23,870,519	0
Agriculture	0	0	0	0	9,055,622	9,055,622	0
Total	$441,102	$79,059	$6,431,187	$6,951,348	$389,250,335	$396,201,683	$0

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. There was no interest income realized on impaired loans for the three and six months ended June 30, 2012 and 2011. Average recorded investment in impaired loans was $6,325,000 and $6,641,000 for the three and six months ended June 30, 2012, respectively, as compared to $10,196,000 and $10,500,000 for the same periods of 2011.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Impaired loans as of June 30, 2012 and December 31, 2011 are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
June 30, 2012
Commercial real estate:
Commercial R.E. - construction	$400,363	$0	$333,763	$333,763	$3,797	$273,690
Commercial R.E. - mortgages	4,880,454	1,215,413	1,697,047	2,912,460	253,605	3,143,437
Land	7,124,435	679,732	2,045,290	2,725,022	157,078	3,134,102
Farmland	0	0	0	0	0	0
Commercial and Industrial	28,281	23,111	0	23,111	0	83,483
Consumer	0	0	0	0	0	0
Consumer residential	1,190,525	1,040,628	149,897	1,190,525	149,897	6,541
Agriculture	0	0	0	0	0	0
Total	$13,624,058	$2,958,884	$4,225,997	$7,184,881	$564,377	$6,641,253

December 31, 2011
Commercial real estate:
Commercial R.E. - construction	$245,862	$0	$179,262	$179,262	$5,984	$1,177,407
Commercial R.E. - mortgages	4,469,681	3,671,693	0	3,671,693	0	4,111,549
Land	7,659,990	697,232	2,580,231	3,277,463	544,630	3,329,784
Farmland	0	0	0	0	0	0
Commercial and Industrial	116,867	104,481	0	104,481	0	36,655
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Total	$12,492,400	$4,473,406	$2,759,493	$7,232,899	$550,614	$8,655,395

Troubled Debt Restructurings —  In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

At June 30, 2012, there were 5 loans and leases that were considered to be troubled debt restructurings, all of which are considered nonaccrual totaling $3,024,000.  At June 30, 2012 and December 31, 2011 there were unfunded commitments of $1,650,000 and $1,644,000, respectively, on one loan classified as a troubled debt restructure because of an agreement with a borrower to continue advancing funds and covering overhead costs on a residential development project.  The Company will receive proceeds to pay down the principal as the residential properties sell.  The Company has allocated $158,000 and $551,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of June 30, 2012 and December 31, 2011, respectively.

During the three and six month periods ended June 30, 2012, there were no loans modified as troubled debt restructurings. If a loan modification is granted, the modification of the terms of such loans typically includes one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date; or a temporary payment modification in which the payment amount allocated towards principal was reduced. In some cases, a permanent reduction of the accrued interest on the loan is conceded.

Since there was no troubled debt restructurings during the three and six month periods ended June 30, 2012, there was no increase in the allowance for loan losses as a result of loan modifications and there were no charge offs as a result of loan modifications.

The following table presents loans by class modified as troubled debt restructurings within the previous twelve months and for which there was a payment default during the three and six month periods ended June 30, 2012.

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial real estate:
Commercial R.E. - construction	1	$275,502	1	$275,502
Commercial R.E. - mortgages	0	0	0	0
Land	1	1,473,696	1	1,473,696
Farmland	0	0	0	0
Commercial and Industrial	0	0	0	0
Consumer	0	0	0	0
Consumer residential	0	0	0	0
Agriculture	0	0	0	0
Total	2	$1,749,198	2	$1,749,198

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

The following table presents weighted average risk grades of our loan portfolio:

	June 30, 2012	December 31, 2011
	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.56	3.52
Commercial real estate - mortgages	3.25	3.26
Land	4.89	4.75
Farmland	3.36	3.40
Commercial and Industrial	3.20	3.21
Consumer	2.53	2.76
Consumer residential	3.19	3.10
Agriculture	3.49	3.23
Total gross loans	3.30	3.30

The following table presents risk grade totals by class of loans as of June 30, 2012 and December 31, 2011.  Risk grades 1 through 4 have been aggregated in the “Pass” line.

Dollars in thousands	Commercial R.E. Construction	Commercial R.E. Mortgages	Land	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

June 30, 2012

Pass	$14,206,728	$260,210,211	$3,291,769	$20,165,266	$31,546,724	$1,127,417	$25,663,062	$4,119,900	$360,331,077
Special mention	—	10,430,916	—	—	314,793	—	—	—	10,745,709
Substandard	333,763	8,228,845	5,643,126	1,312,182	840,300	15,887	1,706,333	1,357,822	19,438,258
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$14,540,491	$278,869,972	$8,934,895	$21,477,448	$32,701,817	$1,143,304	$27,369,395	$5,477,722	$390,515,044

December 31, 2011

Pass	$14,416,062	$264,913,517	$4,419,659	$19,188,322	$31,000,530	$1,179,624	$23,475,447	$8,357,801	$366,950,962
Special mention	—	8,684,736	—	—	78,011	—	—	—	8,762,747
Substandard	179,262	10,665,432	6,216,295	1,361,527	939,203	16,943	395,072	697,821	20,471,555
Doubtful	—	—	—	—	—	16,419	—	—	16,419
Total loans	$14,595,324	$284,263,685	$10,635,954	$20,549,849	$32,017,744	$1,212,986	$23,870,519	$9,055,622	$396,201,683

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2012 and 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses

For the Three and Six Months Ended June 30, 2012 and 2011

	Commercial	Commercial		Consumer
	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Three Months Ended June 30, 2012
Beginning balance	$6,489,532	$554,920	$49,951	$377,078	$297,857	$22,810	$7,792,148
Charge-offs	(103,550)	0	(2,010)	0	0	0	(105,560)
Recoveries	18,286	926	405	1,742	0	0	21,359
Provision	253,389	(146,106)	4,525	128,171	(72,622)	132,643	300,000
Ending balance	$6,657,657	$409,740	$52,871	$506,991	$225,235	$155,453	$8,007,947

Six Months Ended June 30, 2012
Beginning balance	$6,969,004	$606,307	$65,060	$347,905	$363,174	$257,724	$8,609,174
Charge-offs	(1,210,340)	0	(20,652)	0	0	0	(1,230,992)
Recoveries	22,993	926	2,240	3,606	0	0	29,765
Provision	876,000	(197,493)	6,223	155,480	(137,939)	(102,271)	600,000
Ending balance	$6,657,657	$409,740	$52,871	$506,991	$225,235	$155,453	$8,007,947

Three Months Ended June 30, 2011
Beginning balance	$7,237,899	$694,079	$51,642	$274,859	$126,223	$380,324	$8,765,026
Charge-offs	(481,329)	0	(991)	0	0	0	(482,320)
Recoveries	0	6,276	2,041	16	0	0	8,333
Provision	21,098	67,691	(9,062)	119,048	32,896	68,329	300,000
Ending balance	$6,777,668	$768,046	$43,630	$393,923	$159,119	$448,653	$8,591,039

Six Months Ended June 30, 2011
Beginning balance	$6,577,011	$686,303	$61,115	$375,349	$152,526	$402,625	$8,254,929
Charge-offs	(536,368)	(35,000)	(2,856)	0	0	0	(574,224)
Recoveries	0	6,276	4,024	34	0	0	10,334
Provision	737,025	110,467	(18,653)	18,540	6,593	46,028	900,000
Ending balance	$6,777,668	$768,046	$43,630	$393,923	$159,119	$448,653	$8,591,039

The following table details the allowance for loan losses and ending gross loan balances as of June 30, 2012 and December 31, 2011, summarized by collective and individual evaluation methods of impairment.

	Commercial	Commercial		Consumer
	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
June 30, 2012
Allowance for loan losses for loans:
Individually evaluated for impairment	$414,480	$0	$0	$149,897	$0	$0	$564,377
Collectively evaluated for impairment	6,243,177	409,740	52,871	357,094	225,235	155,453	7,443,570
	$6,657,657	$409,740	$52,871	$506,991	$225,235	$155,453	$8,007,947

Ending gross loan balances:
Individually evaluated for impairment	$5,971,245	$23,111	$0	$1,190,525	$0	$0	$7,184,881
Collectively evaluated for impairment	317,851,561	32,678,706	1,143,304	26,178,870	5,477,722	0	383,330,163
	$323,822,806	$32,701,817	$1,143,304	$27,369,395	$5,477,722	$0	$390,515,044

December 31, 2011
Allowance for loan losses for loans:
Individually evaluated for impairment	$550,614	$0	$0	$0	$0	$0	$550,614
Collectively evaluated for impairment	6,418,390	606,307	65,060	347,905	363,174	257,724	8,058,560
	$6,969,004	$606,307	$65,060	$347,905	$363,174	$257,724	$8,609,174

Ending balances of loans:
Individually evaluated for impairment	$7,128,418	$104,481	$0	$0	$0	$0	$7,232,899
Collectively evaluated for impairment	322,916,394	31,913,263	1,212,986	23,870,519	9,055,622	0	388,968,784
	$330,044,812	$32,017,744	$1,212,986	$23,870,519	$9,055,622	$0	$396,201,683

Changes in the reserve for off-balance-sheet commitments were as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2012	2011	2012	2011

Balance, beginning of period	$103,588	$120,770	$119,202	$157,001
Provision Charge (Recovery) to Operations for Off Balance Sheet	12,414	12,308	(3,200)	(23,923)
Balance, end of period	$116,002	$133,078	$116,002	$133,078

The method for calculating the reserve for off-balance-sheet loan commitments is based on a reserve percentage which is less than other outstanding loan types because they are at a lower risk level.  This reserve percentage, based on many factors including historical losses and existing economic conditions, is evaluated by management periodically and is applied to the total undisbursed loan commitment balance to calculate the reserve for off-balance-sheet commitments.  Reserves for off-balance-sheet commitments are recorded in interest payable and other liabilities on the condensed consolidated balance sheets.

At June 30, 2012 and December 31, 2011, loans carried at $390,515,044 and $396,201,683, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 6 — OTHER REAL ESTATE OWNED

As of June 30, 2012, the Company owned one property with a carrying value of zero that was classified as other real estate owned, as compared to two properties with outstanding balances of $244,375 as of December 31, 2011.  Each of these properties was acquired through loan foreclosure.

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

NOTE 7 OTHER POST-RETIREMENT BENEFIT PLANS

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

Future compensation under both plans is earned for services rendered through retirement. The Company accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the plans. The Company’s current benefit liability is determined based on vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which average approximately 20 years.  The salary continuation liability as of June 30, 2012 and December 31, 2011 was $1,655,642 and $1,511,486, respectively, and is reported in interest payable and other liabilities on the condensed consolidated balance sheets.

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

The combined cash surrender value of all Bank-owned life insurance policies recorded in other assets on the condensed consolidated balance sheet was $11,465,877 and $11,255,877 at June 30, 2012 and December 31, 2011, respectively.

NOTE 8 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of June 30, 2012 and December 31, 2011. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

The estimated fair values of the Company’s financial instruments at June 30, 2012 were as follows:

			Hierarchy
	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$71,877,928	$71,877,928	1
Securities available for sale	108,247,438	108,247,438	2
Restricted equity securities	3,726,950	3,726,950	2
Loans, net	381,957,783	392,497,841	3
Interest receivable	1,789,969	1,789,969	2

Financial liabilities:
Deposits	(526,406,815)	(526,851,777)	3
Interest payable	(70,794)	(70,794)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(445,509)	3

The estimated fair values of the Company’s financial instruments at December 31, 2011 were as follows:

			Hierarchy
	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$101,084,775	$101,084,775	1
Securities available for sale	89,694,859	89,694,859	2
Restricted equity securities	3,993,800	3,993,800	2
Loans, net	386,958,076	401,051,975	3
Interest receivable	1,703,457	1,703,457	2

Financial liabilities:
Deposits	(536,204,003)	(536,791,880)	3
FHLB advance	(3,000,000)	(3,002,834)	2
Interest payable	(129,272)	(129,272)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(464,029)	3

Assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2012 and December 31, 2011 are summarized below:

	Fair Value Measurements at June 30, 2012 Using
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$62,239,633	$0	$62,239,633	$0
Collateralized mortgage obligations	13,498,245	0	13,498,245	0
Municipalities	24,760,849	0	24,760,849	0
SBA Pools	1,206,784	0	1,206,784	0
Corporate Debt	3,716,563	0	3,716,563	0
Mutual Fund	2,825,364	2,825,364	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired loans	$4,877,033	$0	$0	$4,877,033

	Fair Value Measurements at December 31, 2011 Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities
U.S. agencies	$54,809,308	$0	$54,809,308	$0
Collateralized mortgage obligations	12,094,472	0	12,094,472	0
Municipalities	16,972,042	0	16,972,042	0
SBA Pools	1,236,421	0	1,236,421	0
Corporate debt	1,814,284	0	1,814,284	0
Mutual Fund	2,768,332	2,768,332	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired Loans	$4,650,738	$0	$0	$4,650,738
Other real estate owned	$244,375	$0	$0	$244,375

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

	THREE MONTHS ENDED
	JUNE 30,
In thousands (except share and per share amounts)	2012	2011
BASIC EARNINGS PER SHARE

Net income available to common shareholders	$1,237,585	$1,238,850
Weighted average shares outstanding	7,728,024	7,713,794
Net income per common share	$0.16	$0.16

DILUTED EARNINGS PER SHARE

Net income available to common shareholders	$1,237,585	$1,238,850
Weighted average shares outstanding	7,728,024	7,713,794
Effect of dilutive stock options	11,418	18,609
Effect of dilutive non-vested restricted shares	11,510	0
Effect of dilutive warrants	0	12,790
Weighted average shares of common stock and common stock equivalents	7,750,952	7,745,193
Net income per diluted common share	$0.16	$0.16

	SIX MONTHS ENDED
	JUNE 30,
In thousands (except share and per share amounts)	2012	2011
BASIC EARNINGS PER SHARE

Net income available to common shareholders	$2,529,740	$2,193,915
Weighted average shares outstanding	7,725,316	7,712,604
Net income per common share	$0.33	$0.28

DILUTED EARNINGS PER SHARE

Net income available to common shareholders	$2,529,740	$2,193,915
Weighted average shares outstanding	7,725,316	7,712,604
Effect of dilutive stock options	14,516	19,148
Effect of dilutive non-vested restricted shares	7,614	0
Effect of dilutive warrants	0	11,955
Weighted average shares of common stock and common stock equivalents	7,747,446	7,743,707
Net income per diluted common share	$0.33	$0.28

During the three and six month periods ended June 30, 2012, anti-dilutive weighted average options to purchase 208,375 and 214,000 shares of common stock, respectively, were outstanding with prices ranging from $7.04 to $15.67.  Anti-dilutive weighted average stock options of 231,187 were outstanding during the three and six month periods of 2011, with prices ranging from $7.05 to $15.67.  These options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.  These options begin to expire in 2013.

Weighted average warrants of 350,346 issued to the U.S. Treasury Capital Purchase Program were dilutive for the three and six month periods ended June 30, 2011, as the exercise price of $5.78 was less than the average market price of common shares.  These warrants were not outstanding in the first six months of 2012 as they were redeemed in August 2011.

Non-vested restricted stock grants totaling 146,454 and 103,472 average shares of common stock were dilutive for the three and six months ended June 30, 2012, respectively, as the fair value of the grant was less than the average market price of the common shares.

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

Management believes the following were important factors in the Company’s performance during the three and six month periods ended June 30, 2012:

•                  Thanks to our deep roots in the communities that we serve, our focus on customer care and our selectivity in lending, during the first six months of 2012, our performance has been better than most institutions of our size that compete in our market.  Despite the stagnant economy affecting our primary market areas, we have been able to increase our core deposits to $514.4 million and have posted net income available to common shareholders of $0.16 and $0.33 per diluted share for the three and six month periods ended June 30, 2012, respectively.  While recently published economic data indicate that the current downturn may be easing, it is not clear when or at what speed the recession will end. To the extent that the recession continues, it will affect the market areas that we serve and our results accordingly.

•                  The Company recognized net income available to common shareholders of $1,238,000 and $2,530,000 for the three and six month periods ended June 30, 2012, respectively, as compared to $1,239,000 and $2,194,000 for the same periods in 2011.  The Company recognized net income before preferred stock dividends and accretion of $1,352,000 and $2,813,000 for the three and six months ended June 30, 2012, respectively, as compared to $1,449,000 and $2,615,000 for the same periods in 2011.  The factors contributing to these results will be discussed below.

•                  The Company recognized $114,000 and $283,000 in the second quarter and six month period ended June 30, 2012, respectively, associated with the accrual for preferred stock dividends for the Series B Preferred Stock that the U.S. Treasury owns under the Small Business Lending Fund (“SBLF”).  The Company repurchased 6,750 Series B Preferred Stock in May 2012 and thus had 6,750 shares outstanding at June 30, 2012.  So long as such preferred stock remains outstanding under SBLF, it will pay quarterly cumulative dividends at a variable rate between 1% and 5% per year for the first 2.5 years depending on growth of our small business loan portfolio.  If there is no loan growth after 2.5 years, the dividend rate could increase to 7% and if the preferred stock remains outstanding after 4.5 years, the rate increases to 9%, regardless of loan growth.  In comparison, the three and six month periods of 2011 reflected $169,000 and $338,000, respectively, for preferred stock dividends but also included preferred stock accretion of $41,000 and $83,000 as the original series A preferred stock were issued under the TARP program at a discount.

•                  The Company has taken significant steps to reduce the risk of loan losses.   In the three and six month periods ended June 30, 2012, the provision for loan loss was $300,000 and $600,000, respectively, which was flat for the second quarter and decreased by $300,000 compared to the same periods in 2011.  The decrease was mainly due to management’s assessment of the appropriate level for the allowance for loan losses and a decrease in the level of non-accrual loans. The Company continues to monitor its loan portfolio with the objective of avoiding defaults or write-downs.  Despite these actions, the possibility of additional losses cannot be eliminated, but the Board of Directors and all employees continue to work hard to make the best of these continuing challenging conditions.

•                  Net interest income decreased $88,000 or 1.4% and $30,000 or 0.2% for the three and six month periods ended June 30, 2012, respectively, compared to the same periods in 2011.  The decrease was primarily due to the loan yield reduction of 26 basis points for the six month period ended June 30, 2012, as compared to the same period of 2011.

•                  Non-interest income decreased by $8,000 or 1.1% for the second quarter ended June 30, 2012 and increased by $152,000 or 11.3%, as compared to the same periods in 2011.  The year-to-date increase was primarily due to an operating recovery of $120,000 and gains in mortgage commissions as described below.

•                  Non-interest expense increased by $211,000 or 4.8% and $282,000 or 3.2% for the three and six month periods ended June 30, 2012, respectively, as compared to the same periods in 2011.  The primary reason for the increase was an increase in salaries and benefits and occupancy associated with new branch openings in mid-2011, which was offset in part by the reduction in the write downs of OREO property values as described below.

•                  Total assets decreased $15.8 million or 2.6% from December 31, 2011.  Total net loans decreased by $5.0 million or 1.3% and investment securities increased by $18.6 million or 20.7% from December 31, 2011 to June 30, 2012, while deposits decreased by $9.8 million or 1.8% for the same period.

Income Summary

For the three and six month periods ended June 30, 2012, the Company recorded net income available to common shareholders of $1,238,000 and $2,530,000, respectively, representing a decrease of $1,000 and an increase of $336,000, as compared to the same periods in 2011.  Return on average assets (annualized) was 0.92% and 0.95% for the three and six months ended June 30, 2012, respectively, as compared with 1.03% and 0.94% for the same periods in 2011.  Annualized return on average common equity was 8.37% and 8.65% for the three and six months ended June 30, 2012, respectively, as compared to 9.33% and 8.42% for the same periods of 2011.

Net income before provisions for income taxes and preferred stock dividends and accretion was down $307,000 for the second quarter and up $140,000 for the six months ended June 30, 2012 from the comparable 2011 periods.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

(In thousands)	Effect on Pre-Tax Income Increase (Decrease) Three Months Ended June 30, 2012	Effect on Pre-Tax Income Increase (Decrease) Six Months Ended June 30, 2012
Change from 2011 to 2012 in:
Net interest income	$(88)	$(30)
Provision for loan losses	0	300
Non-interest income	(8)	152
Non-interest expense	(211)	(282)
Change in income before income taxes	$(307)	$140

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three and six month periods ended June 30, 2012, net interest income was $6.21 million and $12.48 million, respectively, which represented decreases of $88,000 or 1.4% and $30,000 or 0.2% from the comparable periods in 2011.

The net interest margin (net interest income as a percentage of average interest earning assets) was 4.73% and 4.70% for the three and six month periods ended June 30, 2012, respectively, a decrease of 13 and 19 basis points, as compared to the same periods in 2011.  The decrease in the net interest margin in the first six months of 2012 was primarily attributable to a change in the mix of earning assets with a higher portion in investment securities and interest earning deposits in bank balances, which had balance increases of $29.6 million and $8.7 million, respectively, compared to the first six months of 2011.  These balances had yields of 3.92% and 0.23%, respectively, in the first half of 2012, which was significantly less than the yield on gross loans and thus driving down the overall yield on earning assets.

The current low market interest rate environment has had a positive impact on net interest income in previous years because the Company’s balance sheet is liability sensitive which typically results in our average cost of funds decreasing faster than the average yield on interest earning assets in a declining rate environment.  In 2012, we have not recognized this benefit to the same degree, as deposit interest rates are at historic lows and have essentially reached a threshold in which they cannot reasonably be further reduced.  However, the total cost of funds did recognize a moderate decrease of 15 basis points for the three and six months ended June 30, 2012, compared to 2011 due to further rate reductions and a shift from high cost CDs and FHLB borrowed funds into demand deposit and money market accounts.  In addition, average non-interest-bearing demand deposit balances increased by $22.9 million and $24.7 million for the three and six month periods ended June 30, 2012, respectively, as compared to the same periods of 2011.  Compared to cost of funds, the decrease in earning asset yield was more significant at 25 and 32 basis points for the three and six month periods ended June 30, 2012, respectively, compared to the same periods of 2011.  The investment securities portfolio recognized the most significant decrease of 83 and 86 basis points for the second quarter and six month period of 2012, respectively, as compared to 2011, mainly because of the Company deploying cash into investment security purchases, which have historically low yields.  The yield on loans has remained more stable, with a reduction of 29 and 26 basis points for the second quarter and six month period of 2012, respectively, as compared to 2011, partly as a result of the significant portion of our loans that are at their contractual rate floors.

The following tables shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three and six month periods ended June 30, 2012 and 2011:

Net Interest Analysis

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
(Dollars in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield	Average Balance	Interest Income / Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$391,051	$5,589	5.73%	$394,445	$5,925	6.02%
Investment securities (2)	103,102	977	3.80%	72,839	840	4.63%
Federal funds sold	7,837	5	0.26%	19,959	12	0.24%
Interest-earning deposits	33,942	25	0.30%	38,533	23	0.24%
Total interest-earning assets	535,932	6,596	4.94%	525,776	6,800	5.19%
Total noninterest earning assets	52,371			41,069
Total Assets	588,303			566,845
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	247,140	129	0.21%	243,915	202	0.33%
NOW deposits	64,236	23	0.14%	66,880	33	0.20%
Savings deposits	25,913	14	0.22%	19,349	19	0.39%
Time certificates of deposit $100,000 or more	37,669	82	0.87%	37,376	93	1.00%
Other time deposits	21,937	33	0.60%	25,913	60	0.93%
Other borrowings	0	0	0.00%	7,077	19	1.08%
Total interest-bearing liabilities	396,895	281	0.28%	400,510	426	0.43%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	119,740			96,866
Other liabilities	3,202			2,716
Total noninterest-bearing liabilities	122,942			99,582
Shareholders’ equity	68,466			66,753
Total liabilities and shareholders’ equity	$588,303			$566,845
Net interest income		$6,315			$6,374
Net interest spread (3)			4.66%			4.76%
Net interest margin (4)			4.73%			4.86%

(1)  Loan fees have been included in the calculation of interest income.

(2) Yields and interest income on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

	Six months ended			Six months ended
	June 30, 2012			June 30, 2011
(Dollars in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield	Average Balance	Interest Income / Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$391,627	$11,307	5.79%	$395,883	$11,870	6.05%
Investment securities (2)	97,153	1,897	3.92%	67,550	1,600	4.78%
Federal funds sold	8,583	10	0.23%	23,195	27	0.23%
Interest-earning deposits	43,258	55	0.25%	34,593	40	0.23%
Total interest-earning assets	540,621	13,269	4.92%	521,221	13,537	5.24%
Total noninterest earning assets	53,086			39,304
Total Assets	593,707			560,525
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Money market deposits	252,056	276	0.22%	238,383	414	0.35%
NOW deposits	64,925	51	0.16%	65,125	68	0.21%
Savings deposits	25,147	30	0.24%	18,867	38	0.41%
Time certificates of deposit $100,000 or more	36,992	165	0.89%	39,532	197	1.00%
Other time deposits	22,562	74	0.66%	27,102	131	0.97%
Other borrowings	940	5	1.07%	7,536	40	1.07%
Total interest-bearing liabilities	402,622	601	0.30%	396,545	888	0.45%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	119,740			94,994
Other liabilities	1,352			2,972
Total noninterest-bearing liabilities	121,092			97,966
Shareholders’ equity	69,993			66,014
Total liabilities and shareholders’ equity	$593,707			$560,525
Net interest income		$12,668			$12,649
Net interest spread (3)			4.62%			4.79%
Net interest margin (4)			4.70%			4.89%

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

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three and six month periods ended June 30, 2012 and 2011.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

(In thousands)

	For the Three Months Ended June 30, 2012
	2012 vs 2011
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$(52)	$(284)	$(336)
Investment securities (2)	349	(212)	137
Federal funds sold	(8)	1	(7)
Interest-earning deposits	(3)	5	2
Total interest income	$286	$(490)	$(204)

Interest expense:
Money market deposits	3	(76)	(73)
NOW deposits	(1)	(9)	(10)
Savings deposits	6	(11)	(5)
Time CD $100K or more	1	(12)	(11)
Other time deposits	(9)	(18)	(27)
Other borrowings	(19)	0	(19)
Total interest expense	$(19)	$(126)	$(145)

Change in net interest income	$305	$(364)	$(59)

(1)  Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

The table above reflects the current low interest rate environment has impacted assets more than liabilities as indicated by the decrease of $364,000 in net interest income due to the rate change for the second quarter of 2012.  This is not typical for the Company, as we have historically been liability sensitive in recent years.  However, purchases of investment securities in the past 12 months at market interest rates lower than our overall portfolio reflects a decrease of $212,000 due to the lower yield of the new securities. The decreased loan volume was offset by the increase in investment securities and combined with the overall change in mix of balances resulted in an increase of $305,000 to net interest income over the same period.

	For the Six Months Ended June 30,
	2012 vs 2011
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$(128)	$(435)	$(563)
Investment securities (2)	701	(404)	297
Federal funds sold	(17)	0	(17)
Interest-earning deposits	10	5	15
Total interest income	$566	$(834)	$(268)

Interest expense:
Money market deposits	24	(162)	(138)
NOW deposits	0	(17)	(17)
Savings deposits	13	(21)	(8)
Time CD $100K or more	(13)	(19)	(32)
Other time deposits	(22)	(35)	(57)
Other borrowings	(35)	0	(35)
Total interest expense	$(33)	$(254)	$(287)

Change in net interest income	$599	$(580)	$19

(1)  Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

The table above reflects the current low interest rate environment has impacted assets slightly more than liabilities as indicated by the decrease of $580,000 in net interest income due to the rate change for the first six months of 2012.  This is not typical for the Company, as we have historically been liability sensitive in recent years.  However, purchases of investment securities in the past 12 months at market interest rates lower than our overall portfolio reflects a decrease of $404,000 due to the lower yield of the new securities. The decreased loan volume was offset by the increase in investment securities and combined with the overall change in mix of balances resulted in an increase of $599,000 to net interest income over the same period.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three and six month periods ended June 30, 2012, non-interest income was $672,000 and $1,503,000, respectively, a decrease of $8,000 or 1.1% and an increase of $152,000 or 11.3%, compared to the same periods in 2011.

The following tables show the major components of non-interest income:

	For the Three Months Ended June 30,
	2012	2011	$ change	% change
Service charges on deposits	$300,498	$282,041	$18,457	6.5%
Earnings on cash surrender value of life insurance	105,000	86,660	18,340	21.2%
Mortgage commissions	60,378	16,947	43,431	256.3%
Other income	206,284	294,296	(88,012)	(29.9)%
Total non-interest income	$672,160	$679,944	$(7,784)	(1.1)%

	For the Six Months Ended June 30,
	2012	2011	$ change	% change
Service charges on deposits	$581,576	$540,136	$41,440	7.7%
Earnings on cash surrender value of life insurance	210,000	214,958	(4,958)	(2.3)%
Mortgage commissions	107,787	26,820	80,967	301.9%
Other income	604,023	569,272	34,751	6.1%
Total non-interest income	$1,503,386	$1,351,186	$152,200	11.3%

Service charges on deposits increased by $18,000 and $41,000 for the three and six month periods ended June 30, 2012, respectively, compared to the same periods in 2011, as a result of an increase in the number of transaction deposit accounts.  Mortgage commissions have increased by $43,000 and $81,000 for the three and month periods of 2012, respectively, as compared to the same periods of 2011 as a result of the escalated demand for home purchases and refinancing due in part to the current low interest rate environment.

Other income reflected an $88,000 decrease for the second quarter and a $35,000 increase for the year-to-date period of 2012 as compared to the comparable periods of 2011.  The decrease in the second quarter was primarily due to a $114,000 accrual for a new checking cash back rewards program implemented in June 2011.  The checking cash back rewards accrual totaled $174,000 for year-to-date 2012, and there was no accrual in the first six months of 2011.  Offsetting this contra expense for the six month period of 2012 was an increase of $78,000 in bank debit card fees and a $120,000 operating recovery from a prior year items processing loss, which was recorded in the first quarter of 2012.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

	For the Three Months Ended June 30,
	2012	2011	$ change	% change
Salaries and employee benefits	$2,514,183	$2,379,400	$134,783	5.7%
Occupancy	743,208	675,716	67,492	10.0%
Data processing fees	278,003	239,891	38,112	15.9%
OREO expenses	(1,716)	101,500	(103,216)	(101.7)%
Regulatory assessments (FDIC & DFI)	116,000	198,000	(82,000)	(41.4)%
Other	962,341	806,477	155,864	19.3%
Total non-interest income	$4,612,019	$4,400,984	$211,035	4.8%

	For the Six Months Ended June 30,
	2012	2011	$ change	% change
Salaries and employee benefits	$5,089,746	$4,713,390	$376,356	8.0%
Occupancy	1,494,082	1,332,247	161,835	12.1%
Data processing fees	555,864	498,526	57,338	11.5%
OREO expenses	18,358	350,279	(331,921)	(94.8)%
Regulatory assessments (FDIC & DFI)	233,000	396,000	(163,000)	(41.2)%
Other	1,817,733	1,636,380	181,353	11.1%
Total non-interest income	$9,208,783	$8,926,822	$281,961	3.2%

Non-interest expenses increased by $211,000 or 4.8% and $282,000 or 3.2% for the three and six months ended June 30, 2012, respectively, as compared to the same periods of 2011.  Salaries and employee benefits increased $135,000 and $377,000 for the three and six months ended June 30, 2012, respectively, as compared to the same periods of 2011, primarily as a result of hiring new employees for new branch openings and additional bonus accruals corresponding to the Company’s performance metrics.  The new branch openings also contributed to the increase in occupancy expenses of $67,000 and $162,000, for the three and six months ended June 30, 2012, respectively, as compared to the prior year.  Data processing fees increased by $38,000 and $57,000 for the three and six month periods ended June 30, 2012, respectively, as a result of an increased number of transaction accounts.

Other operating expenses increased by $156,000 and $181,000 for the three and six months ended June 30, 2012, respectively, as compared to the same periods of 2011.  These increases were due to a combination of expenses incurred to support the growth of our product lines and services, and a $75,000 insurance retention accrual recorded in the first quarter of 2012.

OREO expenses were $18,000 in the six months ended June 30, 2012, compared to $350,000 for the comparable period of 2011.  Included within these totals are OREO write downs, of which there were none for the three and six month periods ended June 30, 2012, as compared to $71,000 and $291,000, respectively, for the same periods of 2011.  The remaining expense included in OREO expenses is attributed to general overhead such as property taxes and utilities associated with the properties classified as other real estate owned.  There has been one sale of an OREO property which has reduced our OREO inventory from two properties as of June 30, 2011 to one property as of June 30, 2012.  This OREO property sale was recorded in the first quarter of 2012 and resulted in a gain on sale of $4,000.

FDIC and DFI (California Department of Financial Institutions) regulatory assessments were $116,000 and $233,000 for the three and six months ended June 30, 2012, respectively, representing decreases of $82,000 and $163,000 compared to the same periods of 2011.  The initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC.  The decrease in the second quarter and six month period of 2012 is due to a lower base assessment rate as the Company has improved its overall risk ratings.  The decrease in expense was in spite of a higher deposit base in 2012 as compared to 2011, as the FDIC assessment rates are applied to average quarterly deposits as the primary basis.

Management anticipates that noninterest expense will continue to increase as we continue to grow.  However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Income Taxes

We reported a provision for income taxes of $620,000 and $1,358,000 for the three and six month periods ended June 30, 2012, respectively, representing decreases of $210,000 and $58,000 as compared to the provisions reported in the comparable periods of 2011.  The effective income tax rate on income from continuing operations was 31.5% and 32.6% for the three and six months ended June 30, 2012, respectively, compared to 36.4% and 35.1% for the comparable periods of 2011.  These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans).  The slight disparity between the effective tax rates in 2012 as compared to 2011 is primarily due to tax credits from California Enterprise Zones and low income housing projects as well as tax free-income on loans within these enterprise zones and municipal securities and loans that comprise a larger proportion of pre-tax income in 2012 as compared to 2011.

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

Non-accrual loans totaled $7.19 million at June 30, 2012, as compared to $7.23 million at December 31, 2011.  The non-accrual loans as of June 30, 2012 are loans made to nine borrowers primarily for purposes of real estate construction and commercial real estate.  As of June 30, 2012, we had five loans considered troubled debt restructurings totaling $3.02 million, all of which are included in nonaccrual loans.

OREO as of June 30, 2012 consisted of residential land acquired through foreclosure that was written down to a zero balance.

The following table presents information about the Company’s non-performing loans, including asset quality ratios as of June 30, 2012 and December 31, 2011:

Non-Performing Assets

	June 30,	December 31,
(in thousands)	2012	2011
Loans in non-accrual status	$7,185	$7,233
Loans past due 90 days or more and accruing	0	0
Total non-performing loans	7,185	7,233
Other real estate owned	0	244
Total non-performing assets	$7,185	$7,477

Allowance for loan losses	$8,008	$8,609

Asset quality ratios:
Non-performing assets to total assets	1.20%	1.22%
Non-performing loans to total loans	1.84%	1.83%
Allowance for loan losses to total loans	2.05%	2.17%
Allowance for loan losses to total non-performing loans	111.46%	119.03%

Non-performing assets decreased by $292,000 as of June 30, 2012 as compared to December 31, 2011, primarily as a result of the $244,000 reduction in other real estate owned.  The $48,000 reduction of our non-accrual loans during the six month period ended June 30, 2012 is due to principal payments of $949,000 and charge-offs of $1,147,000, which was offset by additions of $1,672,000 for new loans placed on non-accrual status and an advance on an existing non-accrual loan of $376,000.  Additionally, OREO balances decreased by $244,000 during the six month period ended June 30, 2012 due to a sale of an OREO property.

Allowance for Loan and Lease Losses (“ALLL”)

In anticipation of credit risk inherent in our lending business, we routinely set aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges made for the outstanding loan portfolio have been credited to the allowance for loan losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company recorded loan loss provisions of $300,000 and $600,000 for the three and six month periods in 2012, respectively, which was flat for the quarter and increased by $300,000 year-to-date as compared to the provisions recorded in the same periods of 2011.

The allowance for loan losses decreased by $600,000 or 7.0%, to $8.01 million at June 30, 2012, as compared with $8.61 million at December 31, 2011.  The Company recognized the decrease in the allowance for loan losses during the first six months of the year due to the net loan charge-offs of $1,201,000 which was partially offset by loan loss provision of $600,000.  The financial condition of certain Bank clients has stabilized which has improved the overall credit risk of the loan portfolio as evidenced by our decrease in non-accrual loans. The decrease to the allowance for loan losses resulted in a decrease in the allowance for loan losses as a percentage of total loans to 2.05% at June 30, 2012, as compared to 2.17% at December 31, 2011.

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

Although management believes the allowance at June 30, 2012 was adequate to absorb probable losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on our service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of June 30, 2012, and December 31, 2011, we had $71.9 million and $101.1 million, respectively, in cash and cash equivalents.

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

Deposits

Total deposits at June 30, 2012 were $526.4 million, a $9.8 million or 1.8% decrease from the deposit total of $536.2 million at December 31, 2011.  Average deposits increased $37.4 million to $521.4 million for the six month period ended June 30, 2012 as compared to the same period in 2011. We attracted deposits due to the safety and soundness of the Company and our focus on customer service.

	June 30,	December 31,	Six month change
(in thousands)	2012	2011	$	%

Demand	$129,052	$130,143	$(1,091)	(0.8)%
NOW	64,340	72,867	(8,527)	(11.7)%
MMDA	244,649	254,011	(9,362)	(3.7)%
Savings	29,637	18,915	10,722	56.7%
Time < $100K	21,151	22,824	(1,673)	(7.3)%
Time > $100K	37,578	37,444	134	0.4%
	$526,407	$536,204	$(9,797)	(1.8)%

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks.  Four of our clients carry deposit balances of more than 1% of our total deposits, one of which had a deposit balance of more than 3% of total deposits at June 30, 2012.

Since our deposit growth strategy emphasizes core deposit growth we have avoided relying on brokered deposits as a consistent source of funds. The Company had $1.9 million and $3.8 million in brokered deposits as of June 30, 2012 and December 31, 2011, respectively.  The only brokered deposits the Company holds are from CDARS and ICS, a certificate of deposit and money market account program, respectively, that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer.

Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. Our outstanding FHLB advances were paid in full during the first quarter of 2012 and remained a zero balance at June 30, 2012, as compared to $3.0 million at December 31, 2011 due to elevated liquidity levels from increased deposits and loan payments that allowed us to pay the advances off.    See “Liquidity Management” below for the details on the FHLB borrowings program.

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

The following table shows our capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at June 30, 2012 and December 31, 2011:

Oak Valley Community Bank Capital Ratios –

(dollars in thousands)

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2012:
Total Capital (to Risk-Weighted Assets)	$69,322	15.4%	$44,902	10%	$35,922	8%
Tier 1 Capital (to Risk-Weighted Assets)	$63,675	14.2%	$26,941	6%	$17,961	4%
Tier 1 Capital (to Average Assets)	$63,675	10.8%	$29,410	5%	$23,528	4%

As of December 31, 2011:
Total Capital (to Risk-Weighted Assets)	$73,562	16.2%	$45,481	10%	$36,384	8%
Tier 1 Capital (to Risk-Weighted Assets)	$67,835	14.9%	$27,288	6%	$18,192	4%
Tier 1 Capital (to Average Assets)	$67,835	11.4%	$29,759	5%	$23,807	4%

Oak Valley Bancorp Capital Ratios –

(dollars in thousands)

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2012
Total Capital (to Risk-Weighted Assets)	$69,403	15.5%	N/A	N/A	$35,926	8%
Tier 1 Capital (to Risk-Weighted Assets)	$63,755	14.2%	N/A	N/A	$17,963	4%
Tier 1 Capital (to Average Assets)	$63,755	10.8%	N/A	N/A	$23,532	4%

As of December 31, 2011:
Total Capital (to Risk-Weighted Assets)	$73,439	16.2%	N/A	N/A	$36,387	8%
Tier 1 Capital (to Risk-Weighted Assets)	$67,712	14.9%	N/A	N/A	$18,193	4%
Tier 1 Capital (to Average Assets)	$67,712	11.4%	N/A	N/A	$23,809	4%

Our bank subsidiary is also subject to capital requirements similar to those discussed above.  The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above.  At June 30, 2012, our bank subsidiary exceeded the minimum ratios established by the FRB and FDIC.

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

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. We obtain funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings.  Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common and preferred stockholders. Our liquid assets at June 30, 2012 were $149.1 million compared to $153.4 million at December 31, 2011.  Our liquidity level measured as the percentage of liquid assets to total assets was 25.1% and 25.1% at June 30, 2012 and December 31, 2011, respectively. We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity.  As of June 30, 2012, our borrowing capacity from the FHLB was approximately $137.4 million and there were no outstanding advances. We also maintain 2 lines of credit with correspondent banks to purchase up to $25 million in federal funds, for which there were no advances as of June 30, 2012.

Off-Balance-Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of June 30, 2012 and December 31, 2011, we had commitments to extend credit of $44.6 million and $46.4 million, respectively, which includes obligations under letters of credit of $0.9 million and $0.6 million, respectively.

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

There were no significant changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in such controls requiring corrective actions.

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

Item 2.                                                                             Unregistered Sales of Equity Securities and Use of Proceeds

On May 3, 2012, the Company repurchased from the U.S. Treasury 6,750 shares of Non-Cumulative Perpetual Preferred Stock, Series B, for aggregate consideration of $6.75 million.  On August 11, 2011, the Company had issued 13,500 shares of Non-Cumulative Perpetual Preferred Stock, Series B, to the U.S. Treasury for the aggregate purchase price of $13,500,000 in a transaction exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2012 to June 30, 2012	6,750	$1,000	6,750	6,750
Total	6,750	$1,000	6,750	6,750

(1)         Non-Cumulative Perpetual Preferred Stock, Series B.

Except as disclosed in this Item 2, there were no other unregistered sales of our securities during the three months ended June 30, 2012.

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

Item 3.                                                                             Defaults Upon Senior Securities

None.

Item 4.                                                                             Mine Safety Disclosures

None.

Item 5.                                                                             Other Information

None.

Item 6.                                                                             Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to filings previously made with the SEC:

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 10-12B filed with the Securities and Exchange Commission on July 31, 2008).
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

10.2	Warrant Redemption Letter Agreement dated September 28, 2011 between the Company and the U.S. Treasury, with respect to the redemption of the Warrant to Purchase Common Stock dated December 5, 2008.*
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Incorporated by reference to the Company’s Form 10-Q for the quarter ending September 30, 2011, filed on November 14, 2011.

**In accordance with Rule 406T of Regulation S-T, the information in these exhibits is “furnished” and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oak Valley Bancorp
Date: August 10, 2012	By:	/s/ RICHARD A. MCCARTY
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