Form 10-Q
period 2012-09-30
Oak Valley Bancorp
filed 2012-11-13
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  7,907,780 shares of common stock outstanding as of October 31, 2012.

Oak Valley Bancorp

September 30, 2012

		Page
PART I — FINANCIAL INFORMATION		2

Item 1.	Consolidated Financial Statements	2

Condensed Consolidated Balance Sheets at September 30, 2012 (Unaudited), and December 31, 2011		2

Condensed Consolidated Statements of Income (Unaudited) for the Three and Nine Month Periods Ended September 30, 2012 and September 30, 2011		3

Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Nine Month Periods Ended September 30, 2012 and September 30, 2011		4

Condensed Consolidated Statements of Changes of Shareholders’ Equity for the Nine-Month Period Ended September 30, 2012 (Unaudited) and the Year Ended December 31, 2011		5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine-Month Periods Ended September 30, 2012 and September 30, 2011		6

Notes to Condensed Consolidated Financial Statements		7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	44

PART II — OTHER INFORMATION		45

Item 1.	Legal Proceedings	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	46

PART I — FINANCIAL STATEMENTS

Item 1. Consolidated Financial Statements (Unaudited)

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

AT SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011 (AUDITED)

	September 30,	December 31,
	2012	2011
ASSETS

Cash and due from banks	$93,642,262	$73,189,775
Federal funds sold	13,770,000	27,895,000
Cash and cash equivalents	107,412,262	101,084,775

Securities available for sale	106,331,946	89,694,859
Loans, net of allowance for loan loss of $7,953,477 and $8,609,174 at September 30, 2012 and December 31, 2011, respectively	380,207,925	386,958,076
Bank premises and equipment, net	13,104,229	13,499,285
Other real estate owned	0	244,375
Interest receivable and other assets	20,760,514	20,690,288

	$627,816,876	$612,171,658

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$553,333,461	$536,204,003
Federal Home Loan Bank advances	0	3,000,000
Interest payable and other liabilities	5,658,634	2,565,649

Total liabilities	558,992,095	541,769,652

Commitments and contingencies

Shareholders’ equity
Series B Preferred stock, no par value; $1,000 per share liquidation preference, 10,000,000 shares authorized, 6,750 and 13,500 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	6,750,000	13,500,000
Common stock, no par value; 50,000,000 shares authorized, 7,909,280 and 7,718,469 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	23,673,210	23,453,443
Additional paid-in capital	2,293,954	2,128,700
Retained earnings	32,553,953	28,629,757
Accumulated other comprehensive income, net of tax	3,553,664	2,690,106

Total shareholders’ equity	68,824,781	70,402,006

	$627,816,876	$612,171,658

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011	2012	2011
INTEREST INCOME
Interest and fees on loans	$5,633,389	$5,887,031	$16,934,021	$17,751,393
Interest on securities available for sale	860,565	810,946	2,572,096	2,273,355
Interest on federal funds sold	6,568	4,101	16,192	30,923
Interest on deposits with banks	28,327	28,354	83,114	68,514
Total interest income	6,528,849	6,730,432	19,605,423	20,124,185

INTEREST EXPENSE
Deposits	274,963	375,913	870,925	1,223,445
FHLB advances	—	15,199	4,707	55,687
Federal funds purchased	—	51	—	51
Total interest expense	274,963	391,163	875,632	1,279,183

Net interest income	6,253,886	6,339,269	18,729,791	18,845,002
PROVISION FOR LOAN LOSSES	300,000	300,000	900,000	1,200,000

Net interest income after provision for loan losses	5,953,886	6,039,269	17,829,791	17,645,002

OTHER INCOME
Service charges on deposits	287,101	306,081	868,677	846,217
Earnings on cash surrender value of life insurance	105,000	109,710	315,000	324,668
Mortgage commissions	63,792	37,080	171,579	63,900
Other	334,556	310,499	938,579	879,771
Total non-interest income	790,449	763,370	2,293,835	2,114,556

OTHER EXPENSES
Salaries and employee benefits	2,462,468	2,356,589	7,552,214	7,069,980
Occupancy expenses	766,401	731,512	2,260,483	2,063,759
Data processing fees	282,347	253,438	838,211	751,965
OREO expenses	—	8,497	18,358	358,776
Regulatory assessments (FDIC & DFI)	114,000	135,000	347,000	531,000
Other operating expenses	901,973	723,095	2,719,706	2,359,473
Total non-interest expense	4,527,189	4,208,131	13,735,972	13,134,953

Net income before provision for income taxes	2,217,146	2,594,508	6,387,654	6,624,605

PROVISION FOR INCOME TAXES	738,315	845,565	2,095,958	2,260,925
NET INCOME	$1,478,831	$1,748,943	$4,291,696	$4,363,680

Preferred stock dividends and accretion	84,375	571,482	367,500	992,305
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,394,456	$1,177,461	$3,924,196	$3,371,375

NET INCOME PER COMMON SHARE	$0.18	$0.15	$0.51	$0.44

NET INCOME PER DILUTED COMMON SHARE	$0.18	$0.15	$0.51	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011	2012	2011

Net income	$1,478,831	$1,748,943	$4,291,696	$4,363,680
Available for sale securities:
Gross unrealized gain arising during the year	671,119	1,544,605	1,537,797	2,713,729
Reclassification adjustment for gains realized in net income	(35,406)	(27,611)	(70,410)	(66,435)
Income tax expense	(261,596)	(624,243)	(603,829)	(1,089,361)
Other comprehensive income	374,117	892,751	863,558	1,557,933
Comprehensive income	$1,852,948	$2,641,694	$5,155,254	$5,921,613

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2011 AND THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2012 (UNAUDITED)

	YEAR ENDED DECEMBER 31, 2011 AND NINE MONTHS ENDED SEPTEMBER 30, 2012
							Accumulated
					Additional		Other	Total
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity

Balances, January 1, 2011	7,702,127	$24,003,549	13,500	$13,013,945	$2,080,218	$24,016,466	$1,543,554	$64,657,732

Stock options exercised	3,037	$9,894						$9,894
Restricted stock issued	13,305							0
Repurchase of Series A preferred stock			(13,500)	$(13,500,000)				(13,500,000)
Series B preferred stock issued			13,500	13,500,000				13,500,000
Preferred stock accretion				486,055		$(486,055)		0
Preferred stock dividend payments						(761,249)		(761,249)
Payment to repurchase U.S. Treasury Warrant		(560,000)						(560,000)
Stock based compensation					48,482			48,482
Other comprehensive income							1,146,552	1,146,552
Net income						5,860,595		5,860,595
Balances, December 31, 2011	7,718,469	$23,453,443	13,500	$13,500,000	$2,128,700	$28,629,757	$2,690,106	$70,402,006

Stock options exercised	54,436	$219,767						$219,767
Tax benefit on stock options exercised					37,218			37,218
Restricted stock issued	136,375							0
Repurchase of Series B preferred stock			(6,750)	$(6,750,000)				(6,750,000)
Preferred stock dividend payments						(367,500)		(367,500)
Stock based compensation					128,036			128,036
Other comprehensive income							863,558	863,558
Net income						4,291,696		4,291,696
Balances, September 30, 2012	7,909,280	$23,673,210	6,750	$6,750,000	$2,293,954	$32,553,953	$3,553,664	$68,824,781

The accompanying notes are an integral part of these consolidated financial statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011

	NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,291,696	$4,363,680
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for loan losses	900,000	1,200,000
Decrease in deferred fees/costs, net	(81,575)	(29,029)
Depreciation	848,181	718,160
Amortization (accretion) of investment securities, net	166,228	20,452
Stock based compensation	128,036	40,918
Excess tax benefits from stock-based payment arrangements	(37,218)	0
Gain on sale of premises and equipment	(22,498)	0
OREO write downs and (gain)/losses on sale	(3,548)	290,609
Gain on called available for sale securities	(70,410)	(66,435)
Earnings on cash surrender value of life insurance	(315,000)	(324,668)
Increase (decrease) in interest payable and other liabilities	3,092,985	(121,498)
Increase in interest receivable	(76,105)	(37,872)
(Increase) decrease in other assets	(644,782)	2,434,927
Net cash from operating activities	8,175,990	8,489,244

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(40,439,977)	(44,129,366)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	25,174,459	13,290,950
Net decrease in loans	5,931,726	12,217,278
Purchase of FRB Stock	(1,450)	0
Redemption of FHLB stock	400,500	0
Proceeds from sale of OREO	247,923	243,190
Proceeds from sales of premises and equipment	22,498	0
Net purchases of premises and equipment	(453,125)	(3,937,552)
Net cash (used in) investing activities	(9,117,446)	(22,315,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
FHLB payments	(3,000,000)	(2,000,000)
Repurchase of Series A Preferred Stock	0	(13,500,000)
Proceeds from Series B Preferred Stock issued	0	13,500,000
Preferred stock dividend payment	(367,500)	(498,750)
Payment to repurchase U.S. Treasury Warrant	0	(560,000)
Repurchase of Series B preferred stock	(6,750,000)	0
Net increase in demand deposits and savings accounts	19,164,074	40,067,219
Net decrease in time deposits	(2,034,616)	(11,300,944)
Excess tax benefits from stock-based payment arrangements	37,218	0
Proceeds from sale of common stock and exercise of stock options	219,767	9,894
Net cash from financing activities	7,268,943	25,717,419

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,327,487	11,891,163

CASH AND CASH EQUIVALENTS, beginning of period	101,084,775	68,936,916

CASH AND CASH EQUIVALENTS, end of period	$107,412,262	$80,828,079

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$931,745	$1,310,802
Income taxes	$965,000	$3,136,119

NON-CASH INVESTING ACTIVITIES:
Real estate acquired through foreclosure	$0	$0
Change in unrealized gain on available-for-sale securities	$1,467,387	$2,647,293

NON-CASH FINANCING ACTIVITIES:
Accretion of preferred stock	$0	$486,055

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

The interim consolidated financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results of a full year’s operations.  Certain prior year amounts have been reclassified to conform to the current year presentation. There was no effect on net income or shareholders’ equity.  For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2011.

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

In May 2012, the Company repurchased from the U.S. Treasury 6,750 shares of Series B Preferred Stock for aggregate consideration of $6.75 million.

NOTE 4 — SECURITIES

The amortized cost and estimated fair values of debt securities as of September 30, 2012 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. agencies	$54,091,795	3,505,754	$(43,347)	$57,554,202
Collateralized mortgage obligations	12,198,316	936,922	—	13,135,238
Municipalities	25,299,589	1,737,920	(61,153)	26,976,356
SBA Pools	1,192,805	46	(31)	1,192,820
Corporate debt	4,662,535	43,739	(102,802)	4,603,472
Mutual Fund	2,847,922	25,000	(3,064)	2,869,858
	$100,292,962	$6,249,381	$(210,397)	$106,331,946

The following tables detail the gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012.

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$2,949,917	$(43,347)	$—	—	$2,949,917	$(43,347)
Collateralized mortgage obligations	—	—	—	—	—	—
Municipalities	3,405,674	(61,153)	—	—	3,405,674	(61,153)
SBA Pools	298,648	(31)	—	—	298,648	(31)
Corporate debt	748,515	(1,485)	1,898,684	(101,317)	2,647,199	(102,802)
Mutual Fund	—	—	996,936	(3,064)	996,936	(3,064)
Total temporarily impaired securities	$7,402,754	$(106,016)	$2,895,620	$(104,381)	$10,298,374	$(210,397)

At September 30, 2012, there was one corporate debt security and one mutual fund in an unrealized loss position for greater than 12 months.  Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary.  This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and volatility of the security’s fair value.  Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes and the Bank does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities at September 30, 2012, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$8,091,271	$8,089,652
Due after one year through five years	17,351,268	18,855,005
Due after five years through ten years	24,972,034	26,901,661
Due after ten years	49,878,389	52,485,628
	$100,292,962	$106,331,946

The amortized cost and estimated fair values of debt securities as of December 31, 2011, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. agencies	$52,101,177	2,722,817	$(14,686)	$54,809,308
Collateralized mortgage obligations	11,366,368	728,104	—	12,094,472
Municipalities	15,660,035	1,312,377	(370)	16,972,042
SBA Pools	1,236,366	55	—	1,236,421
Corporate debt	2,000,000	0	(185,716)	1,814,284
Mutual Fund	2,759,316	17,188	(8,172)	2,768,332
	$85,123,262	$4,780,541	$(208,944)	$89,694,859

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

At December 31, 2011, there were no securities in an unrealized loss position for greater than 12 months.  Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary.   This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and volatility of the security’s fair value.  Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes and the Bank does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

We recognized a gain of $35,406 and $70,410 for the three and nine month periods ended September 30, 2012, respectively, on certain available-for-sale securities that were partially called, which compares to $27,611 and $66,435 in the same periods of 2011.  There were no sales of available-for-sale securities during the first nine months of 2012 and 2011.

Securities carried at $47,394,729 and $53,419,019 at September 30, 2012 and December 31, 2011, respectively, were pledged to secure deposits of public funds.

NOTE 5 — LOANS

Our customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of September 30, 2012, approximately 82% of the Bank’s loans are commercial real estate loans which include construction loans. Approximately 9% of the Bank’s loans are for general commercial uses including professional, retail, and small business. Additionally, 7% of the Company’s loans are for residential real estate and other consumer loans. The remaining 2% are agriculture loans.   Loan totals were as follows:

	September 30, 2012	December 31, 2011
Commercial real estate:
Commercial real estate- construction	$3,175,694	$14,595,324
Commercial real estate- mortgages	278,881,249	284,263,685
Land	15,442,791	10,635,954
Farmland	21,491,290	20,549,849
Commercial and industrial	35,229,400	32,017,744
Consumer	1,090,601	1,212,986
Consumer residential	26,793,244	23,870,519
Agriculture	6,609,991	9,055,622
Total loans	388,714,260	396,201,683

Less:
Deferred loan fees and costs, net	(552,858)	(634,433)
Allowance for loan losses	(7,953,477)	(8,609,174)
Net loans	$380,207,925	$386,958,076

Loan Origination/Risk Management.  The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentration of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, our management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Bank avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Bank also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At September 30, 2012, commercial real estate loans equal to approximately 37.1% of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.

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

Non-accrual loans, segregated by class of loans, were as follows:

	September 30, 2012	December 31, 2011
Commercial real estate:
Commercial real estate- construction	$113,552	$179,262
Commercial real estate- mortgages	2,958,438	3,671,693
Land	2,492,671	3,277,463
Farmland	0	0
Commercial and industrial	22,111	104,481
Consumer	0	0
Consumer residential	1,024,468	0
Agriculture	0	0
Total non-accrual loans	$6,611,240	$7,232,899

Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income of approximately $178,000 and $514,000 in three and nine month periods ended September 30, 2012, respectively, as compared to $168,000 and $692,000 in the same periods of 2011.

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of September 30, 2012:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
September 30, 2012
Commercial real estate:
Commercial R.E. - construction	$0	$0	$113,550	$113,550	$3,062,144	$3,175,694	$0
Commercial R.E. - mortgages	0	301,201	2,322,604	2,623,805	276,257,444	278,881,249	0
Land	669,232	2,902,031	1,769,013	5,340,276	10,102,515	15,442,791	0
Farmland	0	0	0	0	21,491,290	21,491,290	0
Commercial and industrial	0	363,465	0	363,465	34,865,935	35,229,400	0
Consumer	0	0	0	0	1,090,601	1,090,601	0
Consumer residential	164,583	122,922	859,886	1,147,391	25,645,853	26,793,244	0
Agriculture	0	0	0	0	6,609,991	6,609,991	0
Total	$833,815	$3,689,619	$5,065,053	$9,588,487	$379,125,773	$388,714,260	$0

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of December 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
December 31, 2011
Commercial real estate:
Commercial R.E. - construction	$0	$0	$179,263	$179,263	$14,416,061	$14,595,324	$0
Commercial R.E. - mortgages	424,683	0	3,671,693	4,096,376	280,167,309	284,263,685	0
Land	0	0	2,580,231	2,580,231	8,055,723	10,635,954	0
Farmland	0	0	0	0	20,549,849	20,549,849	0
Commercial and industrial	0	79,059	0	79,059	31,938,685	32,017,744	0
Consumer	16,419	0	0	16,419	1,196,567	1,212,986	0
Consumer residential	0	0	0	0	23,870,519	23,870,519	0
Agriculture	0	0	0	0	9,055,622	9,055,622	0
Total	$441,102	$79,059	$6,431,187	$6,951,348	$389,250,335	$396,201,683	$0

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Bank will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. There was no interest income realized on impaired loans for the three and nine months ended September 30, 2012 and 2011. Average recorded investment in impaired loans was $6,898,000 and $6,727,000 for the three and nine months ended September 30, 2012, respectively, as compared to $8,752,000 and $8,918,000 for the same periods of 2011.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Impaired loans as of September 30, 2012 and December 31, 2011 are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
September 30, 2012
Commercial real estate:
Commercial R.E. - construction	$180,153	$0	$113,552	$113,552	$3,726	$257,012
Commercial R.E. - mortgages	5,119,027	2,567,598	390,840	2,958,438	50,109	3,074,108
Land	6,904,582	669,232	1,823,439	2,492,671	440,151	2,959,017
Farmland	0	0	0	0	0	0
Commercial and Industrial	28,003	22,111	0	22,111	0	63,193
Consumer	0	0	0	0	0	0
Consumer residential	1,037,183	1,024,468	0	1,024,468	0	373,526
Agriculture	0	0	0	0	0	0
Total	$13,268,948	$4,283,409	$2,327,831	$6,611,240	$493,986	$6,726,856

December 31, 2011
Commercial real estate:
Commercial R.E. - construction	$245,862	$0	$179,262	$179,262	$5,984	$1,177,407
Commercial R.E. - mortgages	4,469,681	3,671,693	0	3,671,693	0	4,111,549
Land	7,659,990	697,232	2,580,231	3,277,463	544,630	3,329,784
Farmland	0	0	0	0	0	0
Commercial and Industrial	116,867	104,481	0	104,481	0	36,655
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Total	$12,492,400	$4,473,406	$2,759,493	$7,232,899	$550,614	$8,655,395

Troubled Debt Restructurings —  In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy.

At September 30, 2012, there were 6 loans and leases that were considered to be troubled debt restructurings, all of which are considered nonaccrual totaling $2,628,000.  At September 30, 2012 and December 31, 2011 there were unfunded commitments of $1,680,000 and $1,644,000, respectively, on one loan classified as a troubled debt restructure because of an agreement with a borrower to continue advancing funds and covering overhead costs on a residential development project.  The Bank will receive proceeds to pay down the principal as the residential properties sell.  We have allocated $148,000 and $551,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of September 30, 2012 and December 31, 2011, respectively.

During the three and nine month periods ended September 30, 2012, the terms of two loans were modified as troubled debt restructurings. The modification of the terms of such loans typically includes one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date; or a temporary payment modification in which the payment amount allocated towards principal was reduced. In some cases, a permanent reduction of the accrued interest on the loan is conceded.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and nine month periods ended September 30, 2012:

	Three Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2012
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial real estate:
Commercial R.E. - construction	0	$0	$0	0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	1	58,261	58,261	1	58,261	58,261
Farmland	0	0	0	0	0	0
Commercial and Industrial	1	28,180	28,180	1	28,180	28,180
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Total	2	$86,441	$86,441	2	$86,441	$86,441

The troubled debt restructuring during the three and nine months ended September 30, 2012 did not increase the allowance for loan losses as a result of loan modifications because the loans are evaluated as an impaired loan and a specific valuation allowance would have already been allocated, if necessary, prior to the loan modification.  There were no charge offs as a result of loan modifications, as the contractual balances outstanding were determined to be collectible.

The following table presents loans by class modified as troubled debt restructurings within the previous twelve months and for which there was a payment default during the three and nine month periods ended September 30, 2012.

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial real estate:
Commercial R.E. - construction	0	$0	1	113,552
Commercial R.E. - mortgages	0	0
Land	0	0	1	1,197,418
Farmland	0	0	0	0
Commercial and Industrial	0	0	0	0
Consumer	0	0	0	0
Consumer residential	0	0	0	0
Agriculture	0	0	0	0
Total	0	$0	2	$1,310,970

A loan is considered to be in payment default once it is ninety days contractually past due under the modified terms.

The troubled debt restructuring that subsequently defaulted above did not result in an increase to the allowance for loan losses or a charge-off during the three and nine months ended September 30, 2012 because the loans are evaluated as an impaired loan and a specific valuation allowance would have already been allocated, if necessary, prior to the payment default and the contractual balances outstanding were determined to be collectible.

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

The following table presents weighted average risk grades of our loan portfolio:

	September 30, 2012	December 31, 2011
	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.36	3.52
Commercial real estate - mortgages	3.22	3.26
Land	4.46	4.75
Farmland	3.18	3.40
Commercial and Industrial	3.18	3.21
Consumer	2.50	2.76
Consumer residential	3.18	3.10
Agriculture	3.41	3.23
Total gross loans	3.26	3.30

The following table presents risk grade totals by class of loans as of September 30, 2012 and December 31, 2011.  Risk grades 1 through 4 have been aggregated in the “Pass” line.

Dollars in thousands	Commercial R.E. Construction	Commercial R.E. Mortgages	Land	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

September 30, 2012

Pass	$3,062,142	$263,918,801	$10,048,089	$21,491,290	$34,111,686	$1,073,282	$25,253,991	$5,249,039	$364,208,320
Special mention	—	7,949,102	—	—	289,638	—	—	—	8,238,740
Substandard	113,552	7,013,346	5,394,702	—	828,076	17,319	1,539,253	1,360,952	16,267,200
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$3,175,694	$278,881,249	$15,442,791	$21,491,290	$35,229,400	$1,090,601	$26,793,244	$6,609,991	$388,714,260

December 31, 2011

Pass	$14,416,062	$264,913,517	$4,419,659	$19,188,322	$31,000,530	$1,179,624	$23,475,447	$8,357,801	$366,950,962
Special mention	—	8,684,736	—	—	78,011	—	—	—	8,762,747
Substandard	179,262	10,665,432	6,216,295	1,361,527	939,203	16,943	395,072	697,821	20,471,555
Doubtful	—	—	—	—	—	16,419	—	—	16,419
Total loans	$14,595,324	$284,263,685	$10,635,954	$20,549,849	$32,017,744	$1,212,986	$23,870,519	$9,055,622	$396,201,683

Allowance for Loan Losses. The allowance for loan losses is a reserve established by the Bank through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period.  In other words, the amount of the provision reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

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

The Company’s allowance for loan losses consists of three elements: (i) specific valuation allowances determined in accordance with ASC Topic 310 based on probable losses on specific loans; (ii) historical valuation allowances determined in accordance with ASC Topic 450 based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (iii) general valuation allowances determined in accordance with ASC Topic 450 based on general economic conditions and other qualitative risk factors both internal and external to the Bank and the Company.

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

General valuation allowances are based on general economic conditions and other qualitative risk factors both internal and external to the Bank and the Company. In general, such valuation allowances are determined by evaluating, among other things: (i) the experience, ability and effectiveness of the Bank’s lending management and staff; (ii) the effectiveness of the Bank’s loan policies, procedures and internal controls; (iii) changes in asset quality; (iv) changes in loan portfolio volume; (v) the composition and concentrations of credit; (vi) the impact of competition on loan structuring and pricing; (vii) the effectiveness of the internal loan review function; (viii) the impact of environmental risks on portfolio risks; and (ix) the impact of rising interest rates on portfolio risk. Management evaluates the degree of risk that each one of these components has on the quality of the loan portfolio on a quarterly basis. Each component is determined to have either a high, moderate or low degree of risk. The results are then input into a “general allocation matrix” to determine an appropriate general valuation allowance.

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2012 and 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses

For the Three and Nine Months Ended September 30, 2012 and 2011

	Commercial	Commercial		Consumer
	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Three Months Ended September 30, 2012
Beginning balance	$6,657,657	$409,740	$52,872	$506,991	$225,235	$155,453	$8,007,948
Charge-offs	(218,373)	0	(3,721)	(149,897)	0	0	(371,991)
Recoveries	6,207	0	1,071	10,242	0	0	17,520
Provision	70,979	75,526	1,070	38,452	23,142	90,831	300,000
Ending balance	$6,516,470	$485,266	$51,292	$405,788	$248,377	$246,284	$7,953,477

Nine Months Ended September 30, 2012
Beginning balance	$6,969,004	$606,307	$65,060	$347,905	$363,174	$257,724	$8,609,174
Charge-offs	(1,428,713)	0	(24,372)	(149,897)	0	0	(1,602,982)
Recoveries	29,200	926	3,311	13,848	0	0	47,285
Provision	946,979	(121,967)	7,293	193,932	(114,797)	(11,440)	900,000
Ending balance	$6,516,470	$485,266	$51,292	$405,788	$248,377	$246,284	$7,953,477

Three Months Ended September 30, 2011
Beginning balance	$6,777,668	$768,046	$43,630	$393,923	$159,119	$448,653	$8,591,039
Charge-offs	(29,001)	0	(1,296)	(38,078)	0	0	(68,375)
Recoveries	28,581	4,707	1,240	230	0	0	34,758
Provision	125,007	37,876	21,482	16,731	118,746	(19,842)	300,000
Ending balance	$6,902,255	$810,629	$65,056	$372,806	$277,865	$428,811	$8,857,422

Nine Months Ended September 30, 2011
Beginning balance	$6,577,011	$686,303	$61,115	$375,349	$152,526	$402,625	$8,254,929
Charge-offs	(565,368)	(35,000)	(4,152)	(38,078)	0	0	(642,598)
Recoveries	28,581	10,983	5,264	263	0	0	45,091
Provision	862,031	148,343	2,829	35,272	125,339	26,186	1,200,000
Ending balance	$6,902,255	$810,629	$65,056	$372,806	$277,865	$428,811	$8,857,422

The following table details the allowance for loan losses and ending gross loan balances as of September 30, 2012 and December 31, 2011, summarized by collective and individual evaluation methods of impairment.

	Commercial	Commercial		Consumer
	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
September 30, 2012
Allowance for loan losses for loans:
Individually evaluated for impairment	$493,986	$0	$0	$	$0	$0	$493,986
Collectively evaluated for impairment	6,022,484	485,266	51,292	405,788	248,377	246,284	7,459,491
	$6,516,470	$485,266	$51,292	$405,788	$248,377	$246,284	$7,953,477

Ending gross loan balances:
Individually evaluated for impairment	$5,564,661	$22,111	$0	$1,024,468	$0	$0	$6,611,240
Collectively evaluated for impairment	313,426,362	35,207,289	1,090,601	25,768,777	6,609,991	0	382,103,020
	$318,991,023	$35,229,400	$1,090,601	$26,793,245	$6,609,991	$0	$388,714,260

December 31, 2011
Allowance for loan losses for loans:
Individually evaluated for impairment	$550,614	$0	$0	$0	$0	$0	$550,614
Collectively evaluated for impairment	6,418,390	606,307	65,060	347,905	363,174	257,724	8,058,560
	$6,969,004	$606,307	$65,060	$347,905	$363,174	$257,724	$8,609,174

Ending balances of loans:
Individually evaluated for impairment	$7,128,418	$104,481	$0	$0	$0	$0	$7,232,899
Collectively evaluated for impairment	322,916,394	31,913,263	1,212,986	23,870,519	9,055,622	0	388,968,784
	$330,044,812	$32,017,744	$1,212,986	$23,870,519	$9,055,622	$0	$396,201,683

Changes in the reserve for off-balance-sheet commitments were as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011	2012	2011

Balance, beginning of period	$116,002	$133,078	$119,202	$157,001
Provision Recovery to Operations for Off Balance Sheet Commitments	(11,127)	(3,922)	(14,327)	(27,845)
Balance, end of period	$104,875	$129,156	$104,875	$129,156

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

At September 30, 2012 and December 31, 2011, loans carried at $388,714,260 and $396,201,683, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 6 — OTHER REAL ESTATE OWNED

As of September 30, 2012, the Bank owned one property consisting of residential land that was written down to a zero balance that was classified as other real estate owned, as compared to two properties with outstanding balances of $244,375 as of December 31, 2011.  Each of these properties was acquired through loan foreclosure.  The residential land property the Bank owned at September 30, 2012 was written down to a zero balance because the public utilities have not been obtainable rendering these land lots unmarketable at this time.  There has been one sale of an OREO property which has reduced our OREO inventory from two properties as of December 31, 2011 to one property as of September 30, 2012.  This OREO property sale was recorded in the first quarter of 2012 and resulted in a gain on sale of $4,000.

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

NOTE 7 — OTHER POST-RETIREMENT BENEFIT PLANS

During January 2008, the Bank awarded certain officers a salary continuation plan (the “Plan”).  Under the Plan, the participants will be provided with a fixed annual retirement benefit for twenty years after retirement. The Bank is also responsible for certain pre-retirement death benefits under the Plan. In connection with the implementation of the Plan, the Bank purchased single premium life insurance policies on the life of each of the officers covered under the Plan. The Bank is the owner and partial beneficiary of these life insurance policies. The assets of the Plan, under Internal Revenue Service regulations, are owned by the Bank and are available to satisfy the Company’s general creditors.

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

Future compensation under both plans is earned for services rendered through retirement. The Bank accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the plans. The Bank’s current benefit liability is determined based on vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which average approximately 20 years.  The salary continuation liability as of September 30, 2012 and December 31, 2011 was $1,728,860 and $1,511,486, respectively, and is reported in interest payable and other liabilities on the condensed consolidated balance sheets.

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

The combined cash surrender value of all Bank-owned life insurance policies recorded in other assets on the condensed consolidated balance sheet was $11,570,877 and $11,255,877 at September 30, 2012 and December 31, 2011, respectively.

NOTE 8 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of September 30, 2012 and December 31, 2011. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

Restricted Equity Securities-  The carrying amounts of the stock the Company’s owns in FRB and FHLB approximate their fair value and are considered a level 2 valuation.

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

Off-balance-sheet instruments — Fair values for the Bank’s off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the credit standing of the counterparties.  The Company considers the Bank’s off balance sheet instruments to be a level 3 valuation.

The estimated fair values of the Company’s financial instruments at September 30, 2012 were as follows:

			Hierarchy
	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$107,412,262	$107,412,262	1
Restricted equity securities	3,594,750	3,594,750	2
Loans, net	380,207,925	397,031,334	3
Interest receivable	1,779,562	1,779,562	2

Financial liabilities:
Deposits	(553,333,461)	(553,801,933)	3
Interest payable	(73,159)	(73,159)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(401,002)	3

The estimated fair values of the Company’s financial instruments at December 31, 2011 were as follows:

			Hierarchy
	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$101,084,775	$101,084,775	1
Restricted equity securities	3,993,800	3,993,800	2
Loans, net	386,958,076	401,051,975	3
Interest receivable	1,703,457	1,703,457	2

Financial liabilities:
Deposits	(536,204,003)	(536,791,880)	3
FHLB advance	(3,000,000)	(3,002,834)	2
Interest payable	(129,272)	(129,272)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(464,029)	3

Assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2012 and December 31, 2011 are summarized below:

	Fair Value Measurements at September 30, 2012 Using
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$57,554,202	$0	$57,554,202	$0
Collateralized mortgage obligations	13,135,238	0	13,135,238	0
Municipalities	26,976,356	0	26,976,356	0
SBA Pools	1,192,820	0	1,192,820	0
Corporate Debt	4,603,472	0	4,603,472	0
Mutual Fund	2,869,858	2,869,858	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired loans	$4,650,435	$0	$0	$4,650,435

	Fair Value Measurements at December 31, 2011 Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities
U.S. agencies	$54,809,308	$0	$54,809,308	$0
Collateralized mortgage obligations	12,094,472	0	12,094,472	0
Municipalities	16,972,042	0	16,972,042	0
SBA Pools	1,236,421	0	1,236,421	0
Corporate debt	1,814,284	0	1,814,284	0
Mutual Fund	2,768,332	2,768,332	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired Loans	$4,650,738	$0	$0	$4,650,738
Other real estate owned	$244,375	$0	$0	$244,375

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

	THREE MONTHS ENDED
	SEPTEMBER 30,
In thousands (except share and per share amounts)	2012	2011
BASIC EARNINGS PER SHARE

Net income available to common shareholders	$1,394,456	$1,177,461
Weighted average shares outstanding	7,750,727	7,705,164
Net income per common share	$0.18	$0.15

DILUTED EARNINGS PER SHARE

Net income available to common shareholders	$1,394,456	$1,177,461
Weighted average shares outstanding	7,750,727	7,705,164
Effect of dilutive stock options	6,917	15,636
Effect of dilutive non-vested restricted shares	20,502	10,663
Weighted average shares of common stock and common stock equivalents	7,778,146	7,731,463
Net income per diluted common share	$0.18	$0.15

	NINE MONTHS ENDED
	SEPTEMBER 30,
In thousands (except share and per share amounts)	2012	2011
BASIC EARNINGS PER SHARE

Net income available to common shareholders	$3,924,196	$3,371,375
Weighted average shares outstanding	7,733,848	7,710,097
Net income per common share	$0.51	$0.44

DILUTED EARNINGS PER SHARE

Net income available to common shareholders	$3,924,196	$3,371,375
Weighted average shares outstanding	7,733,848	7,710,097
Effect of dilutive stock options	11,934	12,301
Effect of dilutive non-vested restricted shares	11,972	9,252
Effect of dilutive warrants	0	7,939
Weighted average shares of common stock and common stock equivalents	7,757,754	7,739,589
Net income per diluted common share	$0.51	$0.44

During the three and nine month periods ended September 30, 2012, anti-dilutive weighted average options to purchase 202,750 and 208,375 shares of common stock, respectively, were outstanding with prices ranging from $7.04 to $15.67.  Anti-dilutive weighted average stock options of 221,741 and 219,625 were outstanding during the three and nine month periods of 2011, respectively, with prices ranging from $5.74 to $15.67.  These options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.  These options begin to expire in 2013.

Weighted average warrants of 350,346 issued to the U.S. Treasury Capital Purchase Program were dilutive for the nine month period ended September 30, 2011, as the exercise price of $5.78 was less than the average market price of common shares.  These warrants were not outstanding in the first nine months of 2012 as they were redeemed in August 2011.

During the three and nine month periods ended September 30, 2012, anti-dilutive non-vested restricted stock grants of 1,435 and 482 weighted average shares of common stock, respectively, were outstanding. These shares were anti-dilutive because the fair value of the grant was higher than the average market price of the common shares.

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

Overview of Results of Operations and Financial Condition

The purpose of this summary is to provide an overview of the items management focuses on when evaluating the condition of the Company and its success in implementing its business and shareholder value strategies. The Company’s business strategy is to operate the Bank as a well-capitalized, profitable and independent community oriented bank.  The Company’s shareholder value strategy has three major themes: (1) enhancing shareholder value; (2) making its retail banking franchise more valuable; and (3) efficiently utilizing its capital.

Management believes the following were important factors in the Company’s performance during the three and nine month periods ended September 30, 2012:

•                  Thanks to our deep roots in the communities that we serve, our focus on customer care and our selectivity in lending, during the first nine months of 2012, our performance has been better than most institutions of our size that compete in our market.  Despite the stagnant economy affecting our primary market areas, we have been able to increase our core deposits to $540.8 million and have posted net income available to common shareholders of $0.18 and $0.51 per diluted share for the three and nine month periods ended September 30, 2012, respectively.  While recently published economic data indicate that the current downturn may be easing, it is not clear when or at what speed the recession will end. To the extent that the recession continues, it will affect the market areas that we serve and our results accordingly.

•                  The Company recognized net income available to common shareholders of $1,394,000 and $3,924,000 for the three and nine month periods ended September 30, 2012, respectively, as compared to $1,177,000 and $3,371,000 for the same periods in 2011.  The Company recognized net income before preferred stock dividends and accretion of $1,479,000 and $4,292,000 for the three and nine months ended September 30, 2012, respectively, as compared to $1,749,000 and $4,364,000 for the same periods in 2011.  The factors contributing to these results will be discussed below.

•                  The Company recognized $84,000 and $368,000 in the third quarter and nine month period ended September 30, 2012, respectively, associated with the accrual for preferred stock dividends for the Series B Preferred Stock that the U.S. Treasury owns under the Small Business Lending Fund (“SBLF”).  The Company repurchased 6,750 Series B Preferred Stock in May 2012 and thus had 6,750 shares outstanding at September 30, 2012.  So long as such preferred stock remains outstanding under SBLF, it will pay quarterly cumulative dividends at a variable rate between 1% and 5% per year for the first 2.5 years depending on growth of our small business loan portfolio.  If there is no loan growth after 2.5 years, the dividend rate could increase to 7% and if the preferred stock remains outstanding after 4.5 years, the rate increases to 9%, regardless of loan growth.  In comparison, the three and nine month periods of 2011 reflected $169,000 and $506,000, respectively, for preferred stock dividends but also included preferred stock accretion of $403,000 and $487,000 as the original series A preferred stock were issued under the TARP program at a discount.  The Company converted out of the TARP program and into the Small Business Lending Funding (“SBLF”) program in August 2011, which resulted in preferred stock discount accretion of $389,000 in the third quarter of 2011, the full remaining balance of the discount.

•             The Company has taken significant steps to reduce the risk of loan losses.  In the three and nine month periods ended September 30, 2012, the provision for loan loss was $300,000 and $900,000, respectively, which was flat for the third quarter and decreased by $300,000 year-to-date, compared to the same periods in 2011.  The decrease was mainly due to management’s assessment of the appropriate level for the allowance for loan losses and a decrease in the level of non-accrual loans. The Company continues to monitor the Bank’s loan portfolio with the objective of avoiding defaults or write-downs.  Despite these actions, the possibility of additional losses cannot be eliminated, but the Board of Directors and all employees continue to work hard to make the best of these continuing challenging conditions.

•                  Net interest income decreased $85,000 or 1.3% and $115,000 or 0.6% for the three and nine month periods ended September 30, 2012, respectively, compared to the same periods in 2011.  The decrease was primarily due to loan and investment security yield reduction.

•                  Non-interest income increased by $27,000 or 3.5% and $179,000 or 8.5% for the three and nine months ended September 30, 2012, as compared to the same periods in 2011.  The increase was primarily due to gains in mortgage commissions as well as an operating recovery of $120,000 posted in the first quarter of 2012 as described below.

•                  Non-interest expense increased by $319,000 or 7.6% and $601,000 or 4.6% for the three and nine month periods ended September 30, 2012, respectively, as compared to the same periods in 2011.  The primary reason for the increase was an increase in salaries and benefits and occupancy associated with new branch openings in mid-2011, which was offset in part by the reduction in the write downs of OREO property values as described below.

•                  Total assets increased $15.6 million or 2.6% from December 31, 2011.  Total net loans decreased by $6.8 million or 1.7% and investment securities increased by $16.6 million or 18.5% from December 31, 2011 to September 30, 2012, while deposits increased by $17.1 million or 3.2% for the same period.

Income Summary

For the three and nine month periods ended September 30, 2012, the Company recorded net income available to common shareholders of $1,394,000 and $3,924,000, respectively, representing increases of $217,000 and $553,000, as compared to the same periods in 2011.  Return on average assets (annualized) was 0.97% and 0.96% for the three and nine months ended September 30, 2012, respectively, as compared with 1.21% and 1.03% for the same periods in 2011.  Annualized return on average common equity was 9.02% and 8.78% for the three and nine months ended September 30, 2012, respectively, as compared to 8.44% and 8.43% for the same periods of 2011.

Net income before provisions for income taxes and preferred stock dividends and accretion was down $377,000 and $237,000 for the third quarter and nine months ended September 30, 2012, respectively, from the comparable 2011 periods.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

	Effect on Pre-Tax Income	Effect on Pre-Tax Income
	Increase (Decrease)	Increase (Decrease)
	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2012	September 30, 2012
Change from 2011 to 2012 in:
Net interest income	$(85)	$(115)
Provision for loan losses	0	300
Non-interest income	27	179
Non-interest expense	(319)	(601)
Change in income before income taxes	$(377)	$(237)

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three and nine month periods ended September 30, 2012, net interest income was $6.25 million and $18.73 million, respectively, which represented decreases of $85,000 or 1.3% and $115,000 or 0.2% from the comparable periods in 2012.

The net interest margin (net interest income as a percentage of average interest earning assets) was 4.57% and 4.66% for the three and nine month periods ended September 30, 2012, respectively, a decrease of 28 and 22 basis points, as compared to the same periods in 2011.  The decrease in the net interest margin in the first nine months of 2012 was primarily attributable to a change in the mix of earning assets with a higher portion in investment securities and interest earning deposits in bank balances, which had balance increases of $26.7 million and $6.6 million, respectively, compared to the first nine months of 2011.  These balances had yields of 3.85% and 0.25%, respectively, in the first nine months of 2012, which was significantly less than the yield on gross loans and thus driving down the overall yield on earning assets.

The current low market interest rate environment has had a positive impact on net interest income in previous years because the Company’s balance sheet is liability sensitive which typically results in our average cost of funds decreasing faster than the average yield on interest earning assets in a declining rate environment.  In 2012, we have not recognized this benefit to the same degree, as deposit interest rates are at historic lows and have essentially reached a threshold in which they cannot reasonably be further reduced.  However, the total cost of funds did recognize a moderate decrease of 12 and 14 basis points for the three and nine months ended September 30, 2012, respectively, compared to 2011 due to further rate reductions and a shift from high cost CDs and FHLB borrowed funds into demand deposit and money market accounts.  In addition, average non-interest-bearing demand deposit balances increased by $29.5 million and $25.2 million for the three and nine month periods ended September 30, 2012, respectively, as compared to the same periods of 2011.  Compared to cost of funds, the decrease in earning asset yield was more significant at 38 and 34 basis points for the three and nine month periods ended September 30, 2012, respectively, compared to the same periods of 2011.  The investment securities portfolio recognized the most significant decrease of 57 and 74 basis points for the third quarter and nine month period of 2012, respectively, as compared to 2011, mainly because of the Company deploying cash into investment security purchases, which have historically low yields.  The yield on loans has remained more stable, with a reduction of 25 and 26 basis points for the third quarter and nine month period of 2012, respectively, as compared to 2011, partly as a result of the significant portion of our loans that are at their contractual rate floors.

The following tables shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three and nine month periods ended September 30, 2012 and 2011:

Net Interest Analysis

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
(Dollars in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield	Average Balance	Interest Income / Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$389,868	$5,636	5.74%	$390,329	$5,889	5.99%
Investment securities (2)	102,847	967	3.73%	81,806	886	4.30%
Federal funds sold	11,174	7	0.25%	6,978	4	0.23%
Interest-earning deposits	48,105	28	0.23%	45,655	28	0.24%
Total interest-earning assets	551,994	6,638	4.77%	524,768	6,807	5.15%
Total noninterest earning assets	54,078			50,172
Total Assets	606,072			574,940
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-earning DDA	232	—	0.00%	—	—	0.00%
Money market deposits	247,865	124	0.20%	247,621	181	0.29%
NOW deposits	67,428	27	0.16%	66,296	32	0.19%
Savings deposits	27,189	15	0.22%	17,739	14	0.31%
Time certificates of deposit $100,000 or more	37,563	80	0.84%	39,202	96	0.97%
Other time deposits	20,988	29	0.55%	22,611	53	0.93%
Other borrowings	0	0	0.00%	6,019	15	0.99%
Total interest-bearing liabilities	401,265	275	0.27%	399,488	391	0.39%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	133,457			103,958
Other liabilities	3,282			2,656
Total noninterest-bearing liabilities	136,739			106,614
Shareholders’ equity	68,068			68,838
Total liabilities and shareholders’ equity	$606,072			$574,940
Net interest income		$6,363			$6,416
Net interest spread (3)			4.50%			4.76%
Net interest margin (4)			4.57%			4.85%

(1)  Loan fees have been included in the calculation of interest income.

(2) Yields and interest income on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

	Nine months ended			Nine months ended
	September 30, 2012			September 30, 2011
(Dollars in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield	Average Balance	Interest Income / Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$391,036	$16,943	5.77%	$394,011	$17,758	6.03%
Investment securities (2)	99,065	2,864	3.85%	72,354	2,486	4.59%
Federal funds sold	9,453	16	0.23%	17,729	31	0.23%
Interest-earning deposits	44,919	83	0.25%	38,321	69	0.24%
Total interest-earning assets	544,473	19,906	4.87%	522,415	20,344	5.21%
Total noninterest earning assets	53,385			42,968
Total Assets	597,858			565,383
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-earning DDA	106	—	0.00%	—	—	0.00%
Money market deposits	250,649	401	0.21%	241,497	594	0.33%
NOW deposits	65,765	78	0.16%	65,520	100	0.20%
Savings deposits	25,832	45	0.23%	18,487	52	0.38%
Time certificates of deposit $100,000 or more	37,125	244	0.88%	41,058	305	0.99%
Other time deposits	22,093	103	0.62%	23,952	172	0.96%
Other borrowings	624	5	1.07%	7,025	56	1.07%
Total interest-bearing liabilities	402,194	876	0.29%	397,539	1,279	0.43%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	123,300			98,015
Other liabilities	3,018			2,863
Total noninterest-bearing liabilities	126,318			100,878
Shareholders’ equity	69,346			66,966
Total liabilities and shareholders’ equity	$597,858			$565,383
Net interest income		$19,030			$19,065
Net interest spread (3)			4.58%			4.78%
Net interest margin (4)			4.66%			4.88%

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

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three and nine month periods ended September 30, 2012 and 2011.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

(In thousands)

	For the Three Months Ended September 30,
	2012 vs 2011
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$(7)	$(246)	$(253)
Investment securities (2)	228	(147)	81
Federal funds sold	2	1	3
Interest-earning deposits	2	(2)	0
Total interest income	$225	$(394)	$(169)

Interest expense:
Interest-earning DDA	0	0	0
Money market deposits	0	(57)	(57)
NOW deposits	1	(6)	(5)
Savings deposits	7	(6)	1
Time CD $100K or more	(4)	(12)	(16)
Other time deposits	(4)	(20)	(24)
Other borrowings	(15)	0	(15)
Total interest expense	$(15)	$(101)	$(116)

Change in net interest income	$240	$(293)	$(53)

(1)  Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

The table above reflects the current low interest rate environment has impacted assets more than liabilities as indicated by the decrease of $293,000 in net interest income due to the rate change for the third quarter of 2012.  This is not typical for the Company, as we have historically been liability sensitive in recent years.  However, purchases of investment securities in the past 12 months at market interest rates lower than our overall portfolio reflects a decrease of $147,000 due to the lower yield of the new securities. The decreased loan volume was offset by the increase in investment securities and combined with the overall change in mix of balances resulted in an increase of $240,000 to net interest income over the same period.

	For the Nine Months Ended September 30,
	2012 vs 2011
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$(135)	$(680)	$(815)
Investment securities (2)	921	(543)	378
Federal funds sold	(15)	0	(15)
Interest-earning deposits	12	2	14
Total interest income	$783	$(1,221)	$(438)

Interest expense:
Interest-earning DDA	—	—	—
Money market deposits	23	(216)	(193)
NOW deposits	0	(22)	(22)
Savings deposits	21	(28)	(7)
Time CD $100K or more	(29)	(32)	(61)
Other time deposits	(13)	(56)	(69)
Other borrowings	(51)	0	(51)
Total interest expense	$(49)	$(354)	$(403)

Change in net interest income	$832	$(867)	$(35)

(1)  Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

The table above reflects the current low interest rate environment has impacted assets slightly more than liabilities as indicated by the decrease of $867,000 in net interest income due to the rate change for the first nine months of 2012.  This is not typical for the Company, as we have historically been liability sensitive in recent years.  However, purchases of investment securities in the past 12 months at market interest rates lower than our overall portfolio reflects a decrease of $543,000 due to the lower yield of the new securities. The decreased loan volume was offset by the increase in investment securities and combined with the overall change in mix of balances resulted in an increase of $832,000 to net interest income over the same period.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three and nine month periods ended September 30, 2012, non-interest income was $790,000 and $2,294,000, respectively, an increase of $27,000 or 3.5% and $179,000 or 8.5%, compared to the same periods in 2011.

The following tables show the major components of non-interest income:

	For the Three Months Ended September 30,
	2012	2011	$ change	% change
Service charges on deposits	$287,101	$306,081	$(18,980)	(6.2)%
Earnings on cash surrender value of life insurance	105,000	109,710	(4,710)	(4.3)%
Mortgage commissions	63,792	37,080	26,712	72.0%
Other income	334,556	310,499	24,057	7.7%
Total non-interest income	$790,449	$763,370	$27,079	3.5%

	For the Nine Months Ended September 30,
	2012	2011	$ change	% change
Service charges on deposits	$868,677	$846,217	$22,460	2.7%
Earnings on cash surrender value of life insurance	315,000	324,668	(9,668)	(3.0)%
Mortgage commissions	171,579	63,900	107,679	168.5%
Other income	938,579	879,771	58,808	6.7%
Total non-interest income	$2,293,835	$2,114,556	$179,279	8.5%

Service charges on deposits decreased by $19,000 for the third quarter and increased by $22,000 nine months ended September 30, 2012, respectively, compared to the same periods in 2011, as a result of an increase in the number of transaction deposit accounts.  Mortgage commissions have increased by $27,000 and $108,000 for the three and nine month periods of 2012, respectively, as compared to the same periods of 2011 as a result of the escalated demand for home purchases and refinancing due in part to the current low interest rate environment.

Other income increased by $24,000 and $59,000 for the three and nine month periods ended September 30, 2012, respectively, as compared to the comparable periods of 2011.  Investment service fee income increased by $14,000 in the third quarter but decreased by $2,000 year-to date compared to the prior year. Merchant credit card fee income increased by $5,000 and $12,000 for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.  Gains on called securities increased by $8,000 and $4,000 for the three and nine month periods ended September 30, 2012, respectively, as compared to the same periods in 2011.  Also contributing to the increase in other income was a $120,000 operating recovery from a prior year items processing loss, which was recorded in the first quarter of 2012.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

	For the Three Months Ended September 30,
	2012	2011	$ change	% change
Salaries and employee benefits	$2,462,468	$2,356,589	$105,879	4.5%
Occupancy	766,401	731,512	34,889	4.8%
Data processing fees	282,347	253,438	28,909	11.4%
OREO expenses	0	8,497	(8,497)	(100.0)%
Regulatory assessments (FDIC & DFI)	114,000	135,000	(21,000)	(15.6)%
Other	901,973	723,095	178,878	24.7%
Total non-interest income	$4,527,189	$4,208,131	$319,058	7.6%

	For the Nine Months Ended September 30,
	2012	2011	$ change	% change
Salaries and employee benefits	$7,552,214	$7,069,980	$482,234	6.8%
Occupancy	2,260,483	2,063,759	196,724	9.5%
Data processing fees	838,211	751,965	86,246	11.5%
OREO expenses	18,358	358,776	(340,418)	(94.9)%
Regulatory assessments (FDIC & DFI)	347,000	531,000	(184,000)	(34.7)%
Other	2,719,706	2,359,473	360,233	15.3%
Total non-interest income	$13,735,972	$13,134,953	$601,019	4.6%

Non-interest expenses increased by $319,000 or 7.6% and $601,000 or 4.6% for the three and nine months ended September 30, 2012, respectively, as compared to the same periods of 2011.  Salaries and employee benefits increased $106,000 and $482,000 for the three and nine months ended September 30, 2012, respectively, as compared to the same periods of 2011, primarily as a result of hiring new employees for new branch openings and additional bonus accruals corresponding to the Company’s performance metrics.  The new branch openings also contributed to the increase in occupancy expenses of $35,000 and $197,000, for the three and nine months ended September 30, 2012, respectively, as compared to the prior year.  Data processing fees increased by $29,000 and $86,000 for the three and nine month periods ended September 30, 2012, respectively, as a result of an increased number of transaction accounts.

Other operating expenses increased by $179,000 and $360,000 for the three and nine months ended September 30, 2012, respectively, as compared to the same periods of 2011.  These increases were due to a combination of expenses incurred to support the growth of our product lines and services, and a $75,000 insurance retention accrual recorded in the first quarter of 2012.

OREO expenses were $18,000 in the nine months ended September 30, 2012, compared to $359,000 for the comparable period of 2011.  Included within these totals are OREO write downs, of which there were none for the three and nine month periods ended September 30, 2012, as compared to zero and $291,000, respectively, for the same periods of 2011.  The remaining expense included in OREO expenses is attributed to general overhead such as property taxes and utilities associated with the properties classified as other real estate owned.  There has been one sale of an OREO property which has reduced our OREO inventory from two properties as of September 30, 2011 to one property as of September 30, 2012.  This OREO property sale was recorded in the first quarter of 2012 and resulted in a gain on sale of $4,000.

FDIC and DFI (California Department of Financial Institutions) regulatory assessments were $114,000 and $347,000 for the three and nine months ended September 30, 2012, respectively, representing decreases of $21,000 and $184,000 compared to the same periods of 2011.  The initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC.  The decrease in the third quarter and nine month period of 2012 is due to a lower base assessment rate as the Company has improved its overall risk ratings.  The decrease in expense was in spite of a higher deposit base in 2012 as compared to 2011, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis.

Management anticipates that noninterest expense will continue to increase as we continue to grow.  However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Income Taxes

We reported a provision for income taxes of $738,000 and $2,096,000 for the three and nine month periods ended September 30, 2012, respectively, representing decreases of $107,000 and $165,000 as compared to the provisions reported in the comparable periods of 2011.  The effective income tax rate on income from continuing operations was 33.3% and 32.8% for the three and nine months ended September 30, 2012, respectively, compared to 32.6% and 34.1% for the comparable periods of 2011.  These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans).  The slight disparity between the effective tax rates year-to-date for 2012 as compared to 2011 is primarily due to tax credits from California Enterprise Zones and low income housing projects as well as tax free-income on loans within these enterprise zones and municipal securities and loans that comprise a larger proportion of pre-tax income in 2012 as compared to 2011.

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

Non-accrual loans totaled $6.61 million at September 30, 2012, as compared to $7.23 million at December 31, 2011.  The non-accrual loans as of September 30, 2012 are loans made to ten borrowers primarily for purposes of real estate construction and commercial real estate.  As of September 30, 2012, we had six loans considered troubled debt restructurings totaling $2.63 million, all of which are included in nonaccrual loans.

OREO as of September 30, 2012 consisted of residential land acquired through foreclosure that was written down to a zero balance because the public utilities have not been obtainable rendering these land lots unmarketable at this time.

The following table presents information about the Bank’s non-performing loans, including asset quality ratios as of September 30, 2012 and December 31, 2011:

Non-Performing Assets

	September 30,	December 31,
(in thousands)	2012	2011
Loans in non-accrual status	$6,611	$7,233
Loans past due 90 days or more and accruing	0	0
Total non-performing loans	6,611	7,233
Other real estate owned	0	244
Total non-performing assets	$6,611	$7,477

Allowance for loan losses	$7,953	$8,609

Asset quality ratios:
Non-performing assets to total assets	1.05%	1.22%
Non-performing loans to total loans	1.70%	1.83%
Allowance for loan losses to total loans	2.05%	2.17%
Allowance for loan losses to total non-performing loans	120.3%	119.03%

Non-performing assets decreased by $866,000 as of September 30, 2012 as compared to December 31, 2011, primarily as a result of the $622,000 reduction in non-accrual loans.  This reduction was due to principal payments of $1,551,000 and charge-offs of $1,476,000, which was offset by additions of $1,916,000 for new loans placed on non-accrual status and an advance on an existing non-accrual loan of $489,000.  Additionally, OREO balances decreased by $244,000 during the nine month period ended September 30, 2012 due to a sale of an OREO property.

Allowance for Loan and Lease Losses (“ALLL”)

In anticipation of credit risk inherent in our lending business, we routinely set aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges made for the outstanding loan portfolio have been credited to the allowance for loan losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company recorded loan loss provisions of $300,000 and $900,000 for the three and nine month periods in 2012, respectively, which was flat for the quarter and decreased by $300,000 year-to-date as compared to the provisions recorded in the same periods of 2011.

The allowance for loan losses decreased by $656,000 or 7.6%, to $7.95 million at September 30, 2012, as compared with $8.61 million at December 31, 2011.  The Company recognized the decrease in the allowance for loan losses during the first nine months of the year due to the net loan charge-offs of $1,556,000 which was partially offset by loan loss provision of $900,000.  The financial condition of certain Bank clients has stabilized which has improved the overall credit risk of the loan portfolio as evidenced by our decrease in non-accrual loans. The decrease to the allowance for loan losses resulted in a decrease in the allowance for loan losses as a percentage of total loans to 2.05% at September 30, 2012, as compared to 2.17% at December 31, 2011.

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

Although management believes the allowance at September 30, 2012 was adequate to absorb probable losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on our service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of September 30, 2012, and December 31, 2011, we had $107.4 million and $101.1 million, respectively, in cash and cash equivalents.

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

Management has evaluated the investment securities portfolio to determine if the impairment of any security in an unrealized loss position is temporary or other than temporary.  We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its carrying value. If such decline is deemed other than temporary, we would adjust the carrying amount of the security by writing down the security to fair value through a charge to current period income or a charge to accumulated other comprehensive income depending on the nature of the impairment and managements intent or requirement to sell the security.  Management has determined that no investment security is other than temporarily impaired.  The unrealized losses are due primarily to interest rate changes.

Deposits

Total deposits at September 30, 2012 were $553.3 million, a $17.1 million or 3.2% increase from the deposit total of $536.2 million at December 31, 2011.  Average deposits increased $36.3 million to $524.9 million for the nine month period ended September 30, 2012 as compared to the same period in 2011. We attracted deposits due to the safety and soundness of the Bank and our focus on customer service.

	September 30,	December 31,	Nine month change
(in thousands)	2012	2011	$	%

Demand	$147,935	$130,143	$17,792	13.7%
NOW	73,219	72,867	352	0.5%
MMDA	248,026	254,011	(5,985)	(2.4)%
Savings	25,920	18,915	7,005	37.0%
Time < $100K	20,481	22,824	(2,343)	(10.3)%
Time > $100K	37,752	37,444	308	0.8%
	$553,333	$536,204	$17,129	3.2%

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks.  Eight of our clients carry deposit balances of more than 1% of our total deposits, one of which had a deposit balance of more than 3% of total deposits at September 30, 2012.

Since our deposit growth strategy emphasizes core deposit growth we have avoided relying on brokered deposits as a consistent source of funds. The Company had $2.0 million and $3.8 million in brokered deposits as of September 30, 2012 and December 31, 2011, respectively.  The only brokered deposits the Bank holds are from CDARS and ICS, a certificate of deposit and money market account program, respectively, that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer.

Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. Our outstanding FHLB advances were paid in full during the first quarter of 2012 and remained a zero balance at September 30, 2012, as compared to $3.0 million at December 31, 2011 due to elevated liquidity levels from increased deposits and loan payments that allowed us to pay the advances off.  See “Liquidity Management” below for the details on the FHLB borrowings program.

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

The following table shows our capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at September 30, 2012 and December 31, 2011:

Oak Valley Community Bank Capital Ratios —

(dollars in thousands)

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2012:
Total Capital (to Risk-Weighted Assets)	$70,793	15.7%	$44,974	10%	$35,979	8%
Tier 1 Capital (to Risk-Weighted Assets)	$65,131	14.5%	$26,984	6%	$17,989	4%
Tier 1 Capital (to Average Assets)	$65,131	10.8%	$30,300	5%	$24,240	4%

As of December 31, 2011:
Total Capital (to Risk-Weighted Assets)	$73,562	16.2%	$45,481	10%	$36,384	8%
Tier 1 Capital (to Risk-Weighted Assets)	$67,835	14.9%	$27,288	6%	$18,192	4%
Tier 1 Capital (to Average Assets)	$67,835	11.4%	$29,759	5%	$23,807	4%

Oak Valley Bancorp Capital Ratios —

(dollars in thousands)

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2012:
Total Capital (to Risk-Weighted Assets)	$70,933	15.8%	N/A	N/A	$35,983	8%
Tier 1 Capital (to Risk-Weighted Assets)	$65,271	14.5%	N/A	N/A	$17,992	4%
Tier 1 Capital (to Average Assets)	$65,271	10.8%	N/A	N/A	$24,243	4%

As of December 31, 2011:
Total Capital (to Risk-Weighted Assets)	$73,439	16.2%	N/A	N/A	$36,387	8%
Tier 1 Capital (to Risk-Weighted Assets)	$67,712	14.9%	N/A	N/A	$18,193	4%
Tier 1 Capital (to Average Assets)	$67,712	11.4%	N/A	N/A	$23,809	4%

Our bank subsidiary is also subject to capital requirements similar to those discussed above.  The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above.  At September 30, 2012, our bank subsidiary exceeded the minimum ratios established by the FRB and FDIC.

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

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. We obtain funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings.  Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common and preferred stockholders. Our liquid assets at September 30, 2012 were $178.1 million compared to $153.4 million at December 31, 2011.  Our liquidity level measured as the percentage of liquid assets to total assets was 28.4% and 25.1% at September 30, 2012 and December 31, 2011, respectively. We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity.  As of September 30, 2012, our borrowing capacity from the FHLB was approximately $137.0 million and there were no outstanding advances. We also maintain 2 lines of credit with correspondent banks to purchase up to $25 million in federal funds, for which there were no advances as of September 30, 2012.

Off-Balance-Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of September 30, 2012 and December 31, 2011, we had commitments to extend credit of $40.1 million and $46.4 million, respectively, which includes obligations under letters of credit of $0.9 million and $0.6 million, respectively.

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

Oak Valley Bancorp
Date: November 13, 2012	By:	/s/ RICHARD A. MCCARTY
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