Form 10-K
period 2012-12-31
Oak Valley Bancorp
filed 2013-03-28
CIK 1431567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

As of December 31, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price per share of the registrant’s common stock as reported by the NASDAQ, was approximately $50 million.    As of March 19, 2013, there were 7,914,730 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 4, 2013 are incorporated by reference into Part III.

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

The Company is authorized to issue 50,000,000 shares of common stock, without par value, of which 7,907,780 are issued and outstanding at December 31, 2012, and 10,000,000 shares of preferred stock, without par value, of which 6,750 Series B preferred stock shares are issued and outstanding.

The Company is the holding company of the Bank, and its only asset is the outstanding capital stock of the Bank, which the Company wholly owns.

Oak Valley Community Bank. The Bank commenced operations in May 1991.  The Bank is an insured bank under the Federal Deposit Insurance Act and is a member of the Federal Reserve.  The Bank is subject to regulation, supervision and regular examination by the California Department of Financial Institutions (DFI), the Federal Deposit Insurance Commission (FDIC) and the Federal Reserve Board (FRB). Since its formation, the Bank has provided basic banking services to individuals and business enterprises in Oakdale, California and the surrounding areas. The focus of the Bank is to offer a range of commercial banking services designed for both individuals and small to medium-sized businesses in the two main areas of service of the Bank: the Central Valley and the Eastern Sierras.

The Bank offers a complement of business checking and savings accounts for its business customers.  The Bank also offers commercial and real estate loans, as well as lines of credit.  Real estate loans are generally of a short-term nature for both residential and commercial lending purposes.  Longer-term real estate loans are generally made with adjustable interest rates and contain customary provisions for acceleration.  Traditional residential mortgages are available to Bank customers through a third party.

The Bank offers other services for both individuals and businesses including online banking, remote deposit capture, mobile banking, merchant services, night depository, extended hours, wire transfer of funds, note collection, and automated teller machines in a national network.  The Bank does not currently offer international banking or trust services although the Bank may make such services available to the Bank’s customers through financial institutions with which the Bank has correspondent banking relationships.  The Bank does not offer stock transfer services nor does it directly issue credit cards.

Expansion

Branch Expansion.    Over the past few years, our network of branches and loan production offices have been expanded geographically. As of December 31, 2012, we maintained fourteen full-service branch offices (in addition to our corporate headquarters). Beginning in October 1995, we started our geographic expansion outside of Oakdale, by opening a Loan Production Office in Sonora, California. We subsequently opened a branch in Sonora and two branches in Modesto.  In September 2000, we expanded into the Eastern Sierra, opening a branch in Bridgeport, California under the name Eastern Sierra Community Bank.  Since that time we have added branches in Mammoth Lakes and Bishop. During 2005 and 2006, we aggressively increased our presence in the Central Valley, by opening branches in Turlock, Stockton, Patterson, Ripon and Escalon.  In March 2007, our corporate headquarters expanded by adding an adjacent historical building located in downtown Oakdale to its complex.  In 2011, we opened a third branch in Modesto and a branch in Manteca.  We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as our needs and resources permit.

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

Commercial Banking.  We offer a range of deposit and lending services to business customers.  More specifically, we offer a variety of commercial loans for virtually any business, professional, or agricultural need. These include loans for short-term working capital, operating lines of credit, equipment purchases, leasehold improvements, construction, commercial real estate acquisitions or refinancing.  Currently, virtually all of our business relationships are with customers located in the San Joaquin, Stanislaus, Tuolumne, Inyo and Mono Counties, of California.

Primary Market Area

We conduct business from our main office in Oakdale, a city of approximately 20,900 residents located in Stanislaus County, California. Oakdale is approximately 15 miles from Modesto and sits at the foothills of the Sierra Nevada Mountains, at the edge of the California Central Valley agricultural area.  Through our branches, we serve customers in the Central Valley, from Fresno to Sacramento, and in foothill locations. We also reach into the Highway 395 corridor in the Eastern Sierras and in the towns of Bishop, Mammoth and Bridgeport.  Approximately 93% of our loans and 89% of our deposits are generated from the Central Valley.  The Central Valley area includes Stanislaus, San Joaquin and Tuolumne counties and has a total population of over 3 million.

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

We grant individual lending authority to our Chief Executive Officer, President, Chief Credit Officer, Credit Administrator and to some department managers and loan officers. Our highest management lending authority is combined administrative lending authority for unsecured and secured lending of $2,500,000, which requires the approval of our Chief Executive Officer, President, and either our Chief Credit Officer or our Credit Administrator.  Loans for which direct and indirect borrower liability exceeds combined administrative lending authority or 75% of the banks legal unsecured and secured lending limits are referred to our Board of Directors Loan Committee.

At December 31, 2012, the Bank’s authorized legal lending limits were $11.2 million for unsecured loans plus an additional $7.5 million for specific secured loans. Legal lending limits are calculated in conformance with California law, which prohibits a bank from lending to any one individual or entity or its related interests an aggregate amount which exceeds 15% of primary capital plus the allowance for loan losses on an unsecured basis, plus an additional 10% on a secured basis. The Bank’s primary capital plus allowance for loan losses at December 31, 2012 totaled $74.7 million.

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

Real Estate Loans.    We offer commercial real estate loans to finance the acquisition of new or the refinancing of existing commercial properties, such as office buildings, industrial buildings, warehouses, hotels, shopping centers,  automotive industry facilities and multiple dwellings. At December 31, 2012, real estate loans constituted 87% of our loan portfolio, of which 92% were commercial loans.

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

We purchase participation interests in loans made by other financial institutions from time to time. These loans are subject to the same underwriting criteria and approval process as loans made directly by us.

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

As of December 31, 2012, the aggregate loan-to-value of the entire commercial real estate portfolio was 52.4%.  Historical data suggests that the Company continues to maintain strong LTV, which has served as a cushion against precipitous reductions in real estate values.  Non-owner occupied real estate comprises 47.9% of the Company’s total commitments, as of December 31, 2012.  The loan-to-value on the non-owner occupied segment was 47.5%, as of December 31, 2012.  The highest concentration by product type is office buildings, which comprised 29.6% of total CRE loan commitments outstanding, as of December 31, 2012.

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

As a member of the Federal Home Loan Bank system, we are required to invest in Federal Home Loan Bank stock based on a predetermined formula. Federal Home Loan Bank stock is a restricted investment security that can only be sold to other Federal Home Loan Bank members or redeemed by the Federal Home Loan Bank. As of December 31, 2012, we owned $2,371,600 in FHLB stock.

Advances from the Federal Home Loan Bank are typically secured by our entire real estate loan portfolio, which includes residential and commercial loans.  At December 31, 2012, our borrowing limit with the Federal Home Loan Bank was approximately $163 million.

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

Competition

Regional Branch Competition.    We consider our primary service area to be composed of the counties of San Joaquin, Stanislaus, Tuolumne, Inyo and Mono Counties, of California.  The banking business in California generally, and in our primary service area, specifically, is competitive with respect to both loans and deposits and is dominated by a relatively small number of major banks which have many offices operating over wide geographic areas.  These include Wells Fargo Bank, Bank of America, JP Morgan Chase Bank and Bank of the West. We compete for deposits and loans principally with these banks, as well as with savings and loan associations, thrift and loan associations, credit unions, mortgage companies, insurance companies, offerors of money market accounts and other lending institutions.

Among the advantages of these institutions are their ability to finance extensive advertising campaigns and to allocate their investment assets to regions of highest yield and demand, their ability to offer certain services, such as international banking and trust services which are not offered directly by the Company and, the ability by virtue of their greater total capitalization, to have substantially higher lending limits than we do.   In addition, as a result of increased consolidation and the passage of interstate banking legislation there is and will continue to be increased competition among banks, savings and loan associations and credit unions for the deposit and loan business of individuals and businesses.

As of June 30, 2012, our primary service areas contained one hundred seventy-four (174) banking offices, with approximately $11.0 billion in total deposits.  As of June 30, 2012, we had total deposits of approximately $526 million, which represented approximately 4.8% of the total deposits in the Bank’s primary service area.  There can be no assurance that the Bank will maintain its competitive position against current and potential competitors, especially those with greater resources than the Bank.  The deposits of the four (4) largest competing banks averaged approximately $101 million per office as of June 30, 2012.

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

Business Concentration.    No individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. However, approximately 87% of our loan portfolio held for investment at December 31, 2012 consisted of real estate-related loans, including construction loans, miniperm loans, real estate mortgage loans and commercial loans secured by real estate. Moreover, our business activities are currently focused primarily in Central California, with the majority of our business concentrated in San Joaquin, Stanislaus, Tuolumne, Inyo and Mono Counties.  Consequently, our results of operations and financial condition are dependent upon the general trends in the Central California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in Central California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region.

Employees

As of December 31, 2012, we had 139 employees (111 full-time employees and 28 part-time employees). None of our employees are currently represented by a union or covered by a collective bargaining agreement.

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

As a state chartered bank, we are subject to regulation and examination by the DFI, We are also subject to regulation, supervision and periodic examination by the FDIC. If, as a result of an examination of the Bank, the FDIC or the DFI should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of our operations are unsatisfactory, or that we have violated any law or regulation, various remedies are available to those regulators including issuing a consent order, restricting our growth or removing officers and directors.

The commercial banking business is also influenced by the monetary and fiscal policies of the federal government and the policies of the Board of Governors of the Federal Reserve System, also known as the FRB. As a member of the Federal Reserve System, we are subject to certain regulations of the Board of Governors of the Federal Reserve System. The regulations of these agencies govern most aspects of our business, including the filing of periodic reports, and activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits, and numerous other areas. Supervision, legal action and examination of us by the FRB is generally intended to protect depositors and is not intended for the protection of our shareholders. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial intermediaries subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and affects interest rates charged on loans and paid on deposits. Indirectly such actions may also impact the ability of non-bank financial institutions to compete with us. The nature and impact of any future changes in monetary policies cannot be predicted.

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

The following discussion summarizes certain significant laws, rules and regulations affecting both the Company and the Bank. The Bank addresses the many state and federal regulations it is subject to through a comprehensive compliance program that addresses the various risks associated with these issues. The following discussion is not meant to cover all applicable rules and regulations and it is qualified in its entirety by reference to such laws, rules and regulations which may change from time to time.

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

The guidelines divide a bank’s capital into two tiers. Tier I includes common equity, retained earnings, certain non-cumulative perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries. Goodwill and other intangible assets (except for mortgage servicing rights and purchased credit card relationships, subject to certain limitations) are subtracted from Tier I capital. Tier II capital includes, among other items, cumulative perpetual and long-term, limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan losses (subject to certain limitations). Certain items are required to be deducted from Tier II capital.  Banks must maintain a total risk-based ratio of 8%, of which at least 4% must be Tier I capital. As of December 31, 2012 and 2011, the Bank’s Total Risk-Based Capital Ratio was 16.0% and 16.2%, and our Tier 1 Risk-Based Capital Ratio was 14.8% and 14.9%, respectively.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total average assets, referred to as the leverage ratio. Banks that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets, or “Leverage Capital Ratio”, of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. As of December 31, 2012 and 2011, the Bank’s Leverage Capital Ratios were 10.3% and 11.4%, respectively.

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

The Bank is well capitalized.

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

Dividends

The payment of cash dividends by the Bank to Oak Valley Bancorp is subject to restrictions set forth in the California Financial Code (the “Code”).  Prior to any distribution from the Bank to Oak Valley Bancorp, a calculation is made to ensure compliance with the provisions of the Code and to ensure that the Bank remains within capital guidelines set forth by the DFI and the FRB. In the event that the intended distribution from the Bank to Oak Valley Bancorp exceeds the restriction in the Code, advance approval from FRB is required. While advance approval may be required from the FRB for up to three years after we terminated our participation in the U.S. Treasury Capital Purchase Program in 2011, management does not believe that these regulations will limit dividends from the Bank to meet the operating requirements of Bancorp for the foreseeable future. See Note 20 to the Consolidated Financial Statements in Item 8 of this report. Management anticipates that there will be sufficient earnings at the Bank level to provide dividends to the Company to meet its cash requirements for 2013.

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

The Dodd-Frank act also provided depositors at all FDIC-insured institutions with unlimited deposit insurance coverage on traditional checking accounts that do not pay interest and Interest on Lawyers Trust Accounts beginning December 31, 2010 through the end of 2012, when this provision expired.

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

Community Reinvestment Act

We are subject to certain requirements and reporting obligations involving the Community Reinvestment Act, or “CRA”. The CRA generally requires federal banking agencies to evaluate the record of financial institutions in meeting the credit needs of local communities, including low and moderate-income neighborhoods. The CRA further requires that a record be kept of whether a financial institution meets its community credit needs, which record will be taken into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. In measuring a bank’s compliance with its CRA obligations, the regulators now utilize a performance-based evaluation system, which bases CRA ratings on the Company’s actual lending service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the FRB assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” Our CRA performance is evaluated by the FRB under the intermediate small bank requirements.  The FRB’s last CRA performance examination was performed on us and completed in July of 2011 and we received an overall “Satisfactory” CRA Assessment Rating.

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

Emergency Economic Stabilization Act of 2009

Dramatic negative developments in the latter half of 2007 in the subprime mortgage market and the securitization markets for such loans, together with volatility in oil prices and other factors, have resulted in uncertainty in the financial markets in general and a related economic downturn, which effects continued to be felt among financial institutions through 2012.

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

Consistent with its prudent approach and attention to liquidity during a time of general market turmoil and severe limitations in accessing the capital markets, in December 2008 the Company participated in the TCPP and issued $13.5 million of preferred stock to the U.S. Treasury, together with a warrant to acquire 350,346 shares of common stock. Both the preferred stock and the warrant have been repurchased by the Company.  However, during the period when the Company participated in the TCPP, we were subject to restrictions on executive compensation and limitations on dividends and stock repurchases, with which we complied with.  The compensation restrictions generally applied to the Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers.

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

Securities Laws and Corporate Governance

The Company is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, both as administered by the SEC. As a company listed on the NASDAQ Global Select Market, the Company is subject to NASDAQ listing standards for listed companies.

As discussed above, we are also subject to the Sarbanes-Oxley Act of 2002, provisions of the Dodd-Frank Act, and other federal and state laws and regulations which address, among other issues, required executive certification of financial presentations, corporate governance requirements for board audit committees and their members, and disclosure of controls and procedures and internal control over financial reporting, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. NASDAQ has also adopted corporate governance rules, which are intended to allow shareholders and investors to more easily and efficiently monitor the performance of companies and their directors.

Finally, the Company is subject to the provisions of the California General Corporation Law, while the Bank is also subject to the California Financial Code provisions.

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

Property Location and Address	Square Footage	Lease Expiration Date	Lease Extension Options

Oakdale, 125 N. 3rd Ave.	9,600	n/a*	n/a*
Oakdale, 338 F Street	9,860	3/2017	three, 5-year term extensions
Sonora, 14580 Mono Way	2,500	4/2018	two, 5-year term extensions
Modesto, 12th & I Street	4,500	3/2016	two, 5-year term extensions
Bridgeport, 166 Main Street	2,875	n/a*	n/a*
Mammoth Lakes, 170 Mountain Blvd.	1,856	n/a*	n/a*
Bishop, 351 North Main Street	3,680	8/2014	two, 5-year term extensions
Modesto, 4120 Dale Road	4,500	3/2015	two, 5-year term extensions
Turlock, 2001 Geer Road	2,400	1/2015	two, 5-year term extensions
Patterson, 20 Plaza Circle	2,100	n/a*	n/a*
Escalon, 1910 McHenry Ave.	3,500	4/2021	two, 5-year term extensions
Ripon, 150 North Wilma Ave.	1,800	12/2015	one, 5-year term extension
Stockton, 2935 West March Lane	8,000	12/2022	two, 5-year term extensions
Modesto, 3508 McHenry Ave.	5,400	n/a*	n/a*
Manteca, 191 W. North St.	2,800	5/31/2016	two, 5-year term extensions

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

To our knowledge, there are no material litigation matters pending at the current time. Although the results of any such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of any such claims and proceedings will not have a material adverse impact on the Company’s financial position, liquidity, or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “OVLY.”  The following table sets forth the high and low closing bid prices (which reflect prices between dealers and do not include retail markup, markdown or commission and may not represent actual transactions) for the current year and the two calendar years ended December 31, 2012 and 2011, respectively.  From time to time, during the periods indicated, trading activity in our common stock was infrequent.  The source of the quotes is The Nasdaq Stock Market, LLC.

	Closing Sale Price
For Calendar Quarter Ended	High	Low

March 31, 2011	$6.25	$5.80
June 30, 2011	$6.25	$5.85
September 30, 2011	$6.05	$4.05
December 31, 2011	$6.99	$4.65
March 31, 2012	$8.20	$5.80
June 30, 2012	$7.93	$6.17
September 30, 2012	$8.25	$5.02
December 31, 2012	$8.15	$6.75

On March 19, 2013, the closing price of our common stock was $8.04 per share; and there were approximately 482 shareholders of record of the common stock and 7,914,730 outstanding shares of common stock.

Dividends

Our ability to pay any cash dividends will depend not only upon our earnings during a specified period, but also on our meeting certain capital requirements.

Furthermore, the Company participated in the U.S. Treasury Small Business Lending Fund program in August 2011, pursuant to which we issued to the U.S. Treasury 13,500 shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B.  As of December 31, 2012, after redeeming half of the original shares in May of 2012, the Company had 6,750 shares outstanding and so long as any share of Series B Preferred Stock remains outstanding, the Company may declare and pay dividends on the common stock only if (A) after giving effect to such dividend the Company’s Tier 1 capital would be at least equal to the Tier 1 Dividend Threshold (as such term is defined in Section 2(rr) of , the Series B Preferred Stock Certificate of Determination, which is incorporated by reference as Exhibit 4.3) and (B) full dividends on all outstanding shares of Series B Preferred Stock for the most recently completed calendar quarter have been or are contemporaneously declared and paid.  However, on March 13, 2013, the Company fully redeemed all the remaining 6,750 shares and, as of the current date, no shares of Senior Non-Cumulative Perpetual Preferred Stock, Series B.

Shareholders are entitled to receive dividends only when and if dividends are declared by our Board of Directors. Although we have paid dividends in the past, it is no guarantee that we will pay cash dividends in the future.  No dividends were paid for the years ended December 31, 2012 and 2011.

Equity Compensation Plan Information

The following table provides information as of December 31, 2012 with respect to shares of our common stock that are issued and currently outstanding under the Company’s 1998 Restated Stock Option Plan (the “1998 Restated Stock Option Plan”), and the number of shares that are authorized to be issued under the Company’s 2008 Equity Plan (the “2008 Equity Plan”).  Figures in the table have been retroactively adjusted to reflect three-for-two stock splits in August 2005 and 2006.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under 2008 Equity Plan (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders	227,187	$9.15	1,349,320
Equity Compensation Plans Not Approved by Shareholders	0	0	0
Total	227,187	$9.15	1,349,320

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of  financial condition as of December 31, 2012 and 2011 and results of operations for each of the years in the two-year period ended December 31, 2012 should be read in conjunction with our consolidated financial statements and related notes thereto, included in this report.  Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Introduction

Our continued focus on responsible community banking fundamentals and our strong customer relationships have enabled us to increase net income to common shareholders in 2012, and have led to higher core deposits, a key funding source for our steady asset growth.

As of December 31, 2012, we had approximately $661 million in total assets, $391 million in total gross loans, and $587 million in total deposits.

We believe the following were key indicators of our performance for operations during 2012:

• our total assets increased to $661 million at the end of 2012, an increase of 7.9%, from $612 million at the end of 2011.

• our total deposits increased to $587 million at the end of 2012, an increase of 9.5%, from $536 million at the end of 2011.

• our total net loans decreased to $382 million at the end of 2012, a decrease of 1.2%, from $387 million at the end of 2011.

• our ratio of total non-performing loans to total loans decreased to 1.77% at December 31, 2012 from 1.83% at December 31, 2011.  Management considers that the size of the ratio of non-performing assets to total loans is moderate and manageable, and reserves have been taken appropriately.

• net interest income decreased $0.3 million or 1.3% in 2012 compared to 2011, mainly as a result of lower market interest rate on loans and investment securities.

• provision for loan losses decreased $0.35 million or 23.3% to $1.15 million in 2012 compared to $1.5 million in 2011.

• total noninterest income increased to $3.1 million in 2012, an increase of 14.5%, from $2.8 million in 2011, which is mainly attributable to our growing deposit account base.

• total noninterest expense increased from $17.4 million in 2011 to $18.2 million in 2012, reflecting the increase in overhead costs associated with two new branch openings in 2011.

These items, as well as other factors, contributed to the increase in net income available to common shareholders for 2012 to $5.33 million from $4.70 million in 2011, which translates into $0.69 per diluted common share in 2012 and $0.61 per diluted common share in 2011.

Over the past several years, our network of branches and loan production offices has been expanded geographically. We currently maintain fourteen full-service offices.  We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as our needs and resources permit.

2013 Outlook

As we begin our strategic business plan for 2013, we are continuing to explore opportunities for growth in our existing markets, as well as opportunities to expand into new markets through  de novo  branching.  In 2013, we are continuing to focus on loan and account growth and managing our net interest margin, while attempting to control expenses and credit losses and manage our business to achieve our net income and other objectives. Efforts to attract new accounts and grow loans continue to be an important strategic initiative.

As a result of market interest rates declining to historic lows in 2012, we recognized a decrease in our net interest income, which we expect could slightly compress further in 2013 even if interest rates begin to increase.  The potential compression of net interest income and net interest margin would be a likely outcome if interest rates increase, given that our balance sheet is liability sensitive to interest rate changes primarily due to the number of loans currently at their contractual rate floors and competitive pressures to increase deposit rates.  This could in turn result in a slower increase on the yield of earning assets compared to the cost of deposits and other funds.  Ideally, if we experience an increase in our yield on earnings assets we could then determine to increase the interest rates we pay on our deposit accounts or change our promotional or other interest rates on new deposits in marketing activation programs to attempt to achieve a certain net interest margin. In light of the current economic environment, it may not be possible to manage the interest margin in this manner, as competitive pressures may dictate that we increase deposit rates at a faster rate than the earning assets increase, thereby further compressing the net interest margin.  Any increases in the rates we charge on accounts could have an effect on our efforts to attract new customers and grow loans, particularly with the continuing competition in the commercial and consumer lending industry. The economies and real estate markets in our primary market areas will continue to be significant determinants of the quality of our assets in future periods and, thus, our results of operations, liquidity and financial condition. Current economic indicators suggest that the national economy and the economies in our primary market areas will remain depressed but the length and severity of the cycle is difficult to predict.

For 2013, management remains focused on the above challenges and opportunities and other factors affecting the business similar to the factors driving 2012 results as discussed in this section.

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

Our available for sale portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income in shareholders’ equity. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its carrying value and whether such decline is other than temporary. If such decline is deemed other than temporary, we would adjust the carrying amount of the security by writing down the security to fair value through a charge to current period income. The fair values of our securities are significantly affected by changes in interest rates.

In general, as interest rates rise, the fair value of fixed-rate securities will decrease; as interest rates fall, the fair value of fixed-rate securities will increase. With significant changes in interest rates, we evaluate our intent and ability to hold the security for a sufficient time to recover the recorded principal balance. Estimated fair values for securities are based on published or securities dealers’ market values. Market volatility is unpredictable and may impact such values.

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

The Company files income tax returns in the U.S. federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2008.

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

In June 2011, the FASB issued ASU No. 2011-05 Comprehensive Income (Topic 220) Presentation of Comprehensive Income. The ASU improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The amendments to Topic 220, Comprehensive Income, require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities are no longer permitted to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Any adjustments for items are that reclassified from other comprehensive income to net income are to be presented on the face of the entities financial statement regardless the method of presentation for comprehensive income.  The amendments do not change items to be reported in comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor do the amendments change the option to present the components of other comprehensive income either net of related tax effects or before related tax effects. ASU 2011-05 is effective for fiscal years, and interim periods beginning on or after December 15, 2011.  The Company adopted this ASU in the first quarter of 2012.

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

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The Update clarifies that ASU. 2011-11 applies only to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement are no longer subject to the disclosure requirements in ASU. 2011-11. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The Update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

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

Overview

We recorded net income available to common shareholders for the year ended December 31, 2012 of $5,329,000 or $0.69 per diluted common share compared to $4,700,000 or $0.61 per diluted common share for the year ended December 31, 2011. The increase in net income available to common shareholders for the year ended December 31, 2012 was primarily due to a decrease of $350,000 in provision for loan losses, an increase in non-interest income of $398,000 and a decrease in income tax provision of $362,000.  Partially offsetting these factors was a decrease in net interest income of $335,000 and an increase of $855,000 in non-interest expense associated with two new branch openings in 2011.

Highlights of the financial results are presented in the following table:

	As of and for the years ended December 31,
(Dollars in thousands, except per share data)	2012	2011	2010
For the period:
Net income available to common shareholders	$5,329	$4,700	$3,786
Net income per common share:
Basic	$0.69	$0.61	$0.49
Diluted	$0.69	$0.61	$0.49
Return on average common equity	8.80%	8.67%	7.65%
Return on average assets	0.95%	1.02%	0.88%
Common stock dividend payout ratio	0.00%	0.00%	0.00%
Efficiency ratio	63.83%	61.28%	59.62%
At period end:
Book value per common share	$7.99	$7.37	$6.64
Total assets	$660,581	$612,172	$552,396
Total gross loans	$390,986	$396,202	$404,194
Total deposits	$586,993	$536,204	$476,739
Net loan-to-deposit ratio	65.15%	72.17%	82.90%

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

For a detailed analysis of interest income and interest expense, see the “Average Balance Sheets” and the “Rate/Volume Analysis” below.

	Distribution, Yield and Rate Analysis of Net Income
	For the Years Ended December 31,
	2012			2011
	Average Balance	Interest Income/ Expense	Avg Rate/ Yield	Average Balance	Interest Income/ Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$390,856	$22,459	5.75%	$394,130	$23,619	5.99%
Securities of U.S. government agencies	3,749	46	1.23%	4,775	90	1.88%
Other investment securities (2)	95,405	3,720	3.90%	69,518	3,274	4.71%
Federal funds sold	12,339	29	0.24%	17,804	42	0.24%
Interest-earning deposits	54,676	135	0.25%	40,902	100	0.24%
Total interest-earning assets	557,025	26,389	4.74%	527,129	27,125	5.15%
Total noninterest earning assets	52,996			45,774
Total Assets	$610,021			$572,903
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Business interest DDA	3,010	5	0.17%	0	0	0.00
Money market deposits	249,652	513	0.21%	245,815	767	0.31%
NOW deposits	68,454	103	0.15%	66,157	133	0.20%
Savings deposits	26,238	57	0.22%	18,389	64	0.35%
Time certificates of $100,000 or more	37,150	322	0.87%	35,172	356	1.01%
Other time deposits	21,822	132	0.60%	28,755	260	0.90%
Other borrowings	467	4	0.86%	6,484	68	1.05%
Total interest-bearing liabilities	406,793	1,136	0.28%	400,772	1,648	0.41%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	130,664			101,599
Other liabilities	3,154			2,820
Total noninterest-bearing liabilities	133,818			104,419
Shareholders’ equity	69,410			67,712
Total liabilities and shareholders’ equity	$610,021			$572,903
Net interest income		$25,253			$25,477
Net interest spread (3)			4.46%			4.73%
Net interest margin (4)			4.53%			4.83%

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

Net interest income, on a fully tax equivalent basis (FTE), decreased $0.2 million or 0.9% to $25.3 million for the year ended December 31, 2012, compared to $25.5 million in 2011.  Net interest spread and net interest margin were 4.46% and 4.53%, respectively, for the year ended December 31, 2012, compared to 4.73% and 4.83%, respectively, for the year ended December 31, 2011. The decrease in the net interest margin in 2012 was primarily attributable to the increased average federal funds sold and interest earning deposits in bank balances of $8.3 million which are earning 0.24% and thus driving down the overall yield on earning assets. Additionally, the average balance of our investment portfolio increased by $24.9 million and the yield decreased by 73 basis points in 2012 compared to 2011.

The current low market interest rate environment has had a positive impact on net interest income in previous years because the Company’s consolidated balance sheet is liability sensitive which typically results in our average cost of funds decreasing faster than the average yield on interest earning assets in a declining rate environment.  In 2012, we have not recognized this benefit to the same degree, as deposit interest rates are at historic lows and have essentially reached a threshold in which they cannot reasonably be further reduced to keep pace with the reduction of our asset yield.  However, the total cost of funds did decrease 13 basis points in 2012 compared to 2011, due to moderate rate reductions across all deposit products.  In addition, average non-interest-bearing demand deposit balances increased by $29.1 million in 2012 compared to 2011, further reducing our cost of funds.

Compared to cost of funds, the decrease in earning asset yield was more significant at 41 basis points in 2012 compared to 2011.  The investment securities portfolio recognized the most significant decrease of 73 basis points in 2012, mainly because of the Company deploying cash into investment security purchases, which have historically low yields.  The yield on loans has remained more stable, with a reduction of 24 basis points for 2012 compared to 2011, partly as a result of the significant portion of our loans that are at their contractual rate floors.  In addition, the large majority of our variable loans are tied to the U.S. Treasury Constant Maturity Indices with repricing intervals between one and five years.

Changes in volume resulted in an increase in net interest income (FTE) of $1,087,000 for the year of 2012 compared to the year 2011, and changes in interest rates and the mix resulted in a decrease in net interest income (FTE) of $1,311,000 for the year 2012 versus the year 2011.  Management closely monitors both total net interest income and the net interest margin.

Market rates are in part based on the Federal Reserve Open Market Committee (“FOMC”) target Federal funds interest rate (the interest rate banks charge each other for short-term borrowings).  The change in the Federal funds sold and purchased rates is the result of target rate changes implemented by the FOMC.  In 2008, there were seven downward adjustments to the target rate totaling 325 basis points, bringing the target interest rate to a historic low with a range of 0% to 0.25% where it remained as of December 2012.

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

	Rate/Volume Analysis of Net Interest Income
	For the Year Ended December 31,			For the Year Ended December 31,
	2012 vs. 2011			2011 vs. 2010
	Increases (Decreases)			Increases (Decreases)
	Due to Change In			Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Net loans (1)	$(196)	$(964)	$(1,160)	$(1,083)	$(834)	$(1,917)
Securities of U.S. government agencies	(19)	(25)	(44)	19	62	81
Other Investment securities	1,219	(773)	446	1,190	(513)	677
Federal funds sold	(13)	0	(13)	22	1	23
Interest-earning deposits	34	1	35	58	0	58
Total interest income	1,025	(1,761)	(736)	206	(1,284)	(1,078)
Interest expense:
Business interest DDA	$0	$5	$5	$0	$0	$0
Money market deposits	12	(266)	(254)	214	(821)	(607)
NOW deposits	5	(35)	(30)	20	(73)	(53)
Savings deposits	27	(34)	(7)	15	(13)	2
Time certificates of $100,000 or more	20	(54)	(34)	(87)	(67)	(154)
Other time deposits	(63)	(65)	(128)	(63)	(136)	(199)
Other borrowings	(63)	(1)	(64)	(217)	(43)	(260)
Total interest expense	(62)	(450)	(512)	(118)	(1,153)	(1,271)
Change in net interest income	$1,087	$(1,311)	$(224)	$324	$(131)	$193

(1)         Loan fees have been included in the calculation of interest income.

Provision for Loan Losses

Credit risk is inherent in the business of making loans. The Company establishes an allowance for loan losses through charges to earnings, which are shown in the consolidated statements of income as the provision for loan losses. Specifically identifiable and quantifiable losses are promptly charged off against the allowance. The Company maintains the allowance for loan losses at a level that it considers to be adequate to provide for credit losses inherent in its loan portfolio. Management determines the level of the allowance by performing a quarterly analysis that considers concentrations of credit, past loss experience, current economic conditions, the amount and composition of the loan portfolio (including nonperforming and potential problem loans), estimated fair value of underlying collateral, and other information relevant to assessing the risk of loss inherent in the loan portfolio such as for example loan growth, net charge-offs, changes in the composition of the loan portfolio, and delinquencies. As a result of management’s analysis, a range of the potential amount of the allowance for loan losses is determined.

The provision for loan losses was $1,150,000 for the year ended December 31, 2012, compared to $1,500,000 for the year end December 31, 2011.  Nonperforming loans were $6.92 million at December 31, 2012 and $7.23 million at December 31, 2011, or 1.77% and 1.83%, respectively, of total loans. Nonperforming loans are primarily in nonperforming real estate construction and development loans. The allowance for loan losses was $7.97 million and $8.61 million at December 31, 2012 and 2011, or 2.04% and 2.17%, respectively, of total loans. Net charge-offs were $1,784,000 in 2012 compared to $1,146,000 in 2011.  The relatively high level of net charge-offs for 2012 and 2011 as compared to all prior years was primarily due to prolonged effect of the stagnant economic period.

The Company will continue to monitor the adequacy of the allowance for loan losses and make additions to the allowance in accordance with the analysis referred to above. Because of uncertainties inherent in estimating the appropriate level of the allowance for loan losses, actual results may differ from management’s estimate of credit losses and the related allowance.

Noninterest Income

Noninterest income was $3.15 million for the year ended December 31, 2012, compared to $2.75 million for the year 2011.  In 2012, other income increased by $217,000, which was partially attributable to a $120,000 operating recovery from a prior year items processing loss.  Mortgage commissions have increased by $136,000 or 131% for the year 2012, as compared to 2011 as a result of the escalated demand for home purchases and refinancing due in part to the current low interest rate environment.  Service charge income increased to $1.17 million for the year 2012 compared to $1.12 million for the year 2011, as a result of the increase in the aggregate number of deposit accounts of 2.9% to 23,009 at December 31, 2012, as compared to 22,371 accounts as of December 31, 2011.  The Company continues to evaluate its deposit product offerings with the intention of continuing to expand its offerings to the consumer and business depositors.

Noninterest Income

(Dollars in thousands)

	For the Years Ended December 31,
	2012		2011
	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$1,173	37.3%	$1,120	40.7%
Earnings on cash surrender value of life insurance	424	13.5%	432	15.7%
Mortgaged commissions	240	7.6%	104	3.8%
Other income	1,312	41.6%	1,095	39.8%
Total	$3,149	100.0%	$2,751	100.0%

Average assets	$610,021		$572,903
Noninterest income as a % of average assets		0.5%		0.5%

Noninterest Expense

The following table sets forth a summary of noninterest expenses for the periods indicated:

Noninterest Expense

(Dollars in thousands)

	For the Years Ended December 31,
	2012		2011
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$10,009	54.8%	$9,326	53.6%
Occupancy expenses	2,948	16.2%	2,829	16.3%
Data processing fees	1,128	6.2%	1,016	5.8%
OREO expenses	27	0.1%	389	2.2%
Regulatory assessments (FDIC & DFI)	461	2.5%	642	3.7%
Other operating expenses	3,675	20.2%	3,192	18.4%
Total	$18,248	100.0%	$17,394	100.0%

Average assets	$610,021		$572,903
Noninterest expenses as a % of average assets		3.0%		3.0%

Noninterest expense was $18,248,000 for the year ended December 31, 2012, an increase of $854,000 or 4.9% compared to $17,394,000 for the year ended 2011.

Salaries and employee benefits increased by $683,000 in 2012 to $10,009,000 as a result of hiring staff for two new branches opened in 2011 and additional stock based compensation expense corresponding to restricted stock awards issued to employees.  The two new branches also resulted in an increase of $119,000 in occupancy expenses in 2012 compared to 2011, primarily from building lease expense and building depreciation, as one of the branches was leased and the other was purchased.

Data processing costs increased in 2012 over 2011 by $112,000, reflecting the additional costs that related to the increased number of deposit accounts.

Other expenses recognized an increase in 2012 compared to 2011 of $483,000 due in part to a $75,000 insurance retention accrual recorded in 2012, overhead expenses from our new branches and various costs associated with the expansion of products and services.

OREO expenses decreased by $362,000 to $27,000 in 2012, compared to $389,000 in 2011.  Included within these totals is a gain on sale of an OREO property of $4,000 in 2012.  There were no OREO write downs in 2012 compared to write downs of $291,000 in 2011.  The remaining expense included in OREO expenses is attributed to general overhead such as property taxes and utilities associated with the properties classified as other real estate owned.  There was one sale of an OREO property recorded in 2012 which reduced our OREO inventory from two properties as of December 31, 2011 to one property as of December 31, 2012.  The Company did not acquire any additional OREO during 2011 or 2012.

FDIC and DFI (California Department of Financial Institutions) regulatory assessments decreased by $181,000 to $461,000 in 2012 compared to $642,000 in 2011.  The initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC.  The decrease in 2012 is due to a lower base assessment rate as the Company has improved its overall risk ratings.  The decrease in expense was in spite of a higher deposit base in 2012 as compared to 2011, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis.

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

Provision for Income Taxes

We reported a provision for income taxes of $2,814,000 and $3,176,000 for the years 2012 and 2011 respectively.  The effective income tax rate on income from continuing operations was 32.7% for the year ended December 31, 2012 compared to 35.1% for the year 2011.  These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans).  The disparity between the effective tax rates in 2012 as compared to 2011 is primarily due to tax credits from California Enterprise Zones and low income housing projects as well as tax free-income on loans within these enterprise zones and municipal securities and loans that comprise a larger proportion of pre-tax income in 2012 as compared to 2011. We have not been subject to an alternative minimum tax (“AMT”) during these periods.

Financial Condition

The Company’s total assets were $660.6 million at December 31, 2012 compared to $612.2 million at December 31, 2011, an increase of $48.4 million or 7.9%. Net loans decreased $4.5 million, investments increased $14.2 million, bank premises and equipment decreased $317,000 and interest receivable and other assets decreased $904,000, while cash and cash equivalents increased $40.3 million for the year ended December 31, 2012 as compared to December 31, 2011.

Loans gross of the allowance for loan losses and deferred fees were $391.0 million at December 31, 2012, compared to $396.2 million at December 31, 2011, a decrease of $5.2 million or 1.3%. The decrease was primarily due to a decrease of $13.7 million or 4.2% in commercial real estate loans. This was offset by increases of $4.5 million in commercial and industrial loans, $2.6 million in agriculture loans, and an increase of $1.3 million in consumer loans and consumer residential loans.  The composition of the loan portfolio categories remained relatively unchanged as a percentage of total loans, except for commercial real estate loans which recognized the highest change from 83.3% at December 31, 2011 to 80.8% at December 31, 2012.  This increase was offset by moderate increases in all other loan categories.

Deposits increased $50.8 million or 9.5% to $587.0 million at December 31, 2012 compared to $536.2 million at December 31, 2011. Time deposits and Money Market deposits decreased by $1.9 million and $15.0 million, respectively, while Demand, NOW and Savings each increased by $45.4 million, $11.0 million and $11.3 million, respectively, as of December 31, 2012 as compared to December 31, 2011.

Short-term borrowings were fully paid off during 2012 to leave no outstanding balances at December 31, 2012, compared to $3.0 million at December 31, 2011.  There was no long-term debt outstanding at December 31, 2012 and December 31, 2011. The decrease in short-term borrowings was due to the deposit growth of $50.8 million.  This allowed us to pay off matured FHLB advances thus reducing our cost of funds and lowering our liquidity ratio, which has been running at a surplus in recent years. The Company uses short-term borrowings, primarily short-term FHLB advances, to fund short-term liquidity needs and manage net interest margin.

Equity decreased $433,000 or 0.6% to $70.0 million at December 31, 2012, compared to $70.4 million at December 31, 2011.  The Company was selected to participate in the U.S. Treasury Capital Purchase Program (“TCPP”) which resulted in the issuance of $13.5 million in preferred stock in December 2008.  In August 2011, the Company repurchased these Series A preferred stock shares and simultaneously issued $13,500,000 in Series B Preferred Stock to the U.S. Treasury under the Small Business Lending Funding (“SBLF”) program.  Subsequently, the Company fully redeemed a warrant to purchase 350,346 shares of its Common Stock, at the exercise price of $5.78 per share that the Company had granted to the U.S. Treasury pursuant to the TCPP, for a purchase price of $560,000, which settled in September 2011.  In May 2012, the Company repurchased from the U.S. Treasury 6,750 shares of Series B Preferred Stock for aggregate consideration of $6.75 million.  Thereafter, in March 2013, the Company repurchased from the U.S. Treasury the remaining 6,750 shares of Series B Preferred Stock for aggregate consideration of $6,817,500, reflecting $6,750,000 paid for the repurchase, and $67,500 paid for accrued dividends. The securities issued to the Treasury were accounted for as components of regulatory Tier 1 capital.  See Notes 3 and 24 to the Consolidated Financial Statements in Item 8 of this report for further discussion regarding our participation in the TCPP and SBLF.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested.  As of December 31, 2012, and 2011, we had $10.5 million and $27.9 million, respectively, in federal funds sold.

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

Our investment securities holdings increased by $14.2 million, or 15.8%, to $103.9 million at December 31, 2012, compared to holdings of $89.7 million at December 31, 2011.  Total investment securities as a percentage of total assets increased to 15.7% as of December 31, 2012 compared to 14.7% at December 31, 2011.  As of December 31, 2012, $56.5 million of the investment securities were pledged to secure public deposits.

As of December 31, 2012, the total unrealized loss on securities that were in a loss position for less than 12 continuous months was $99,000 with an aggregate fair value of $5,792,000.  The total unrealized loss on securities that were in a loss position for greater than 12 continuous months was $14,000 with an aggregate fair value of $1,281,000.

The following table summarizes the book value and market value and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

	As of December 31, 2012		As of December 31, 2011		As of December 31, 2010
	Amortized	Market	Amortized	Market	Amortized	Market
Dollars in Thousands	Cost	Value	Cost	Value	Cost	Value
Available-for-Sale:
U.S. agencies	$52,608	$55,518	$52,102	$54,809	$28,679	$30,190
Collateralized mortgage obligations	11,698	12,604	11,366	12,095	7,947	8,137
Municipalities	25,323	26,992	15,660	16,972	9,871	10,800
SBA Pools	1,178	1,178	1,236	1,237	1,517	1,506
Corporate debt	4,669	4,706	2,000	1,814	0	0
Mutual Fund	2,875	2,868	2,759	2,768	2,631	2,635
Total investment securities	$98,351	$103,866	$85,123	$89,695	$50,645	$53,268

At December 31, 2012, one SBA pool and one mutual fund make up the total amount of securities in an unrealized loss position for greater than 12 months, and one U.S. agency, five municipalities and one corporate debt security make up the total amount of securities in an unrealized loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary.  This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and volatility of the security’s fair value.  Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes and the Bank does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.  As of December 31, 2012, we did not have any investment securities that constituted 10% or more of the stockholders’ equity of any third party issuer.

The following table summarizes the maturity and repricing schedule of our investment securities at their amortized cost and their weighted average yields at December 31, 2012:

Investment Maturities and Repricing Schedule

(Dollars in Thousands)

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale:
Securities of U.S. government agencies	$9,668	1.02%	$6,428	4.09%	$9,432	4.24%	$27,080	3.17%	$52,608	3.08%
Collateralized mortgage obligations	0	0.00%	0	0.00%	0	0.00%	11,698	3.32%	11,698	3.32%
Municipal securities	1,400	4.52%	6,001	5.43%	17,056	2.71%	866	3.21%	25,323	3.47%
SBA Pools	0	0.00%	0	0.00%	0	0.00%	1,178	1.00%	1,178	1.00%
Corporate debt	0	0.00%	4,669	2.35%	0	0.00%	0	0.00%	4,669	2.35%
Mutual Fund	0	0.00%	0	0.00%	0	0.00%	2,875	0.00%	2,875	0.00%
Total Investment Securities	$11,068	1.46%	$17,098	3.45%	$26,488	3.67%	$43,697	2.88%	$98,351	3.03%

Yields in the above table have not been adjusted to a fully tax equivalent basis.

Loans

The following table sets forth the amount of total loans outstanding (excluding unearned income) and the percentage distributions in each category, as of the dates indicated.

	YEARS ENDED DECEMBER 31,
	2012	2011	2010	2009	2008
Commercial real estate	$316,075	$330,045	$336,730	$353,171	$354,401
Commercial and industrial	36,529	32,018	30,756	38,160	37,302
Consumer	1,096	1,213	1,242	1,351	1,281
Consumer residential	25,659	23,871	21,844	20,117	21,613
Agriculture	11,628	9,056	13,622	12,828	13,580
Unearned income	(600)	(634)	(733)	(811)	(1,035)
Total Loans, net of unearned income	$390,387	$395,569	$403,461	$424,816	$427,142

Participation loans sold and serviced by the Bank	8,045	7,929	9,283	14,907	9,759

Commercial real estate:	80.9%	83.5%	83.5%	83.1%	83.0%
Commercial and Industrial	9.4%	8.1%	7.6%	9.0%	8.7%
Consumer	0.3%	0.3%	0.3%	0.3%	0.3%
Consumer residential	6.6%	6.0%	5.4%	4.7%	5.1%
Agriculture	3.0%	2.3%	3.4%	3.0%	3.2%
Unearned income	-0.2%	-0.2%	-0.2%	-0.2%	-0.2%
Total Loans, net of unearned income	100.0%	100.0%	100.0%	100.0%	100.0%

Commercial real estate loans decreased $14.0 million in 2012 as compared to 2011, as a result of the decline in demand by qualified borrowers in our serving area. Of the commercial real estate loans at December 31, 2012, 64.2% are non-owner occupied and 35.8% are owner occupied. Our commercial real estate loan portfolio is weighted towards term loans for which the primary source of repayment is cash flow from net operating income of the real estate property.

Commercial and industrial loans increased $4.5 million in 2012 as compared to 2011, as a result of our reassessment of the commercial and industrial lending market, specifically asset-based lines of credit. We have historically targeted well-established local businesses with strong guarantors that have proven to be resilient in periods of economic stress.

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

The following table summarizes our commercial real estate loan portfolio by the geographic location in which the property is located as of December 31, 2012 and 2011:

Commercial Real Estate Loans Outstanding by Geographic Location

	December 31, 2012		December 31, 2011
Commercial real estate loans by geographic location (County)	Amount	% of Commercial Real Estate Loans	Amount	% of Commercial Real Estate Loans
Stanislaus	$127,310	40.4%	$140,679	42.6%
San Joaquin	61,007	19.3%	60,607	18.4%
Tuolumne	21,910	6.9%	23,763	7.2%
Alameda	14,054	4.4%	14,346	4.3%
Mono	13,333	4.2%	14,363	4.4%
Sacramento	10,518	3.3%	11,055	3.3%
Merced	9,246	2.9%	7,568	2.3%
Fresno	7,894	2.5%	8,333	2.5%
Madera	7,623	2.4%	7,235	2.2%
Calaveras	5,923	1.9%	6,715	2.0%
Contra Costa	5,031	1.6%	5,934	1.8%
Marin	4,830	1.5%	3,890	1.2%
Inyo	4,222	1.3%	9,234	2.8%
Solano	3,500	1.1%	0	0.0%
Santa Clara	3,432	1.1%	3,674	1.1%
Tulare	3,125	1.0%	3,503	1.1%
Los Angeles	18	0.0%	23	0.0%
Other	13,099	4.2%	9,123	2.8%
Total	$316,075	100.0%	$330,045	100.0%

Construction and land loans are classified as commercial real estate loans and decreased $4.4 million in 2012 as compared to 2011, primarily due to the successful completion and sell-through of construction development projects booked in prior years, a slow down in construction activity (primarily residential development), as well as a conscious effort to reduce our concentration in construction loans.  The table below shows an analysis of construction loans by type and location. Non-owner-occupied land loans of $14.3 million at December 31, 2012 included loans for lands specified for commercial development of $5.9 million and for residential development of $8.4 million, the majority of which are located in Stanislaus County.

	December 31, 2012		December 31, 2011
(Dollars in Thousands) Construction loans by type	Amount	% of Construction Loans	Amount	% of Construction Loans
Single family non-owner-occupied	$738	3.5%	$7,656	30.3%
Single family owner-occupied	263	1.3%	1,354	5.4%
Commercial non-owner-occupied	2,114	10.1%	5,373	21.3%
Commercial owner-occupied	3,467	16.6%	212	0.8%
Land non-owner-occupied	14,269	68.5%	10,636	42.2%
Total	$20,851	100.0%	$25,231	100.0%

Construction loans by geographic location (County)	Amount	% of Construction Loans	Amount	% of Construction Loans
Stanislaus	$9,526	45.7%	$11,940	47.3%
San Joaquin	3,820	18.3%	1,912	7.6%
Mono	3,141	15.1%	3,227	12.8%
Merced	1,788	8.6%	0	0.0%
Inyo	1,076	5.2%	965	3.8%
Contra Costa	663	3.2%	1,479	5.9%
Madera	476	2.3%	0	0.0%
Calaveras	263	1.2%	162	0.6%
Tuolumne	20	0.1%	2,074	8.2%
Sutter	0	0.0%	3,050	12.1%
Tulare	0	0.0%	332	1.3%
Other	78	0.3%	90	0.4%
Total	$20,851	100.0%	$25,231	100.0%

Loan Maturities

The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio, as of December 31, 2012. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The large majority of the variable rate loans are tied to independent indices (such as the Wall Street Journal prime rate or a Treasury Constant Maturity Rate). Substantially all loans with an original term of more than five years have provisions for the fixed rates to reset, or convert to a variable rate, after one, three or five years.

	Loan Maturities and Repricing Schedule At December 31, 2012
(Dollars in thousands)	Within One Year	After One But Within Five Years	After Five Years	Total

Commercial real estate	$69,491	$191,509	$55,075	$316,075
Commercial & Industrial	24,449	9,231	2,849	36,529
Consumer	492	543	61	1,096
Consumer Residential	5,488	8,353	11,818	25,659
Agriculture	9,374	1,294	960	11,628
Unearned income	(168)	(324)	(108)	(600)
Total loans, net of unearned income	$109,126	$210,606	$70,655	$390,387

Loans with variable (floating) interest rates	$95,090	$170,928	$35,079	$301,097
Loans with predetermined (fixed) interest rates	$14,036	$39,678	$35,576	$89,290

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

The Company had nonperforming loans of $6.92 million at December 31, 2012, as compared to $7.23 million at December 31, 2011, $11.48 million at December 31, 2010, $14.42 million at December 31, 2009, and $4.08 million at December 31,

2008.  The ratio of nonperforming loans over total loans was 1.77%, 1.83%, 2.84%, 3.39% and 1.10% at December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

In addition, the Company held one OREO property as of December 31, 2012, which consisted of residential land acquired through foreclosure that was written down to a zero balance because the public utilities have not been obtainable rendering these land lots unmarketable at this time. The Company held two properties with a market value of $0.2 million as of December 31, 2011 as compared to three OREO properties with a market value of $0.8 million as of December 31, 2010, six properties with a market value of $2.1 million as of December 31, 2009 and two properties with a market value of $2.7 million at December 31, 2008.

Management believes that the reserve provided for nonperforming loans, together with the tangible collateral, were adequate as of December 31, 2012. See “Allowance for Loan Losses” below for further discussion. Except as disclosed above, as of December 31, 2012, management was not aware of any material credit problems of borrowers that would cause it to have serious doubts about the ability of a borrower to comply with the present loan payment terms. However, no assurance can be given that credit problems may exist that may not have been brought to the attention of management, or that credit problems may arise.

The following table provides information with respect to the components of our nonperforming assets as of the dates indicated.  (The figures in the table are net of the portion guaranteed by the U.S. Government):

Nonperforming Assets

	At December 31,
(Dollars in Thousands)	2012	2011	2010	2009	2008
Nonaccrual loans(1)
Commercial real estate	$5,891	$7,129	$11,253	$12,701	$4,078
Commercial and industrial	21	104	222	488	0
Consumer	0	0	0	0	0
Consumer residential	1,011	0	0	0	0
Agriculture	0	0	0	1,229	0
Total	$6,923	$7,233	$11,475	$14,418	$4,078

Loans 90 days or more past due and still accruing (as to principal or interest):
Commercial real estate	$0	$0	$0	$0	$643
Commercial and industrial	0	0	0	0	0
Consumer	0	0	0	0	0
Consumer residential	0	0	0	0	0
Agriculture	0	0	0	0	0
Total	0	0	0	0	643

Total nonperforming loans	6,923	7,233	11,475	14,418	4,721

Other real estate owned	0	244	778	2,150	2,746
Total nonperforming assets	$6,923	$7,477	$12,253	$16,568	$7,467

Accruing restructured loans (2)
Commercial real estate	$0	$0	$0	$0	$0
Commercial and industrial	0	0	0	0	0
Consumer	0	0	0	0	0
Consumer residential	0	0	0	0	0
Agriculture	0	0	0	0	0
Total	0	0	0	0	0

Total impaired loans	$6,923	$7,233	$11,475	$14,418	$4,721

Nonperforming loans as a percentage of total loans	1.77%	1.83%	2.84%	3.39%	1.10%
Nonperforming assets as a percentage of total loans and other real estate owned	1.77%	1.89%	3.03%	3.88%	1.74%
Allowance for loan losses as a percentage of nonperforming loans	115.19%	119.03%	71.94%	48.69%	117.97%

(1) During the fiscal year ended December 31, 2012 and 2011, no interest income related to these loans was included in net income while on nonaccrual status. Additional interest income of approximately $696,000 and $692,000 would have been recorded during the year ended December 31, 2012 and 2011, respectively, if these loans had been paid in accordance with their original terms.

(2) A “restructured loan” is one the terms of which were renegotiated to provide a concession because of deterioration in the financial position of the borrower.

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

Historically, over the past five years, due to the economic downturn’s effect on the financial stability of certain borrowers, we set aside more reserves for probable loan losses.  However, in 2012, amid signs of credit quality improvement, the allowance for loan losses decreased by 7.4%, or $634,000, to $7.98 million at December 31, 2012 as compared with $8.61 million at December 31, 2011. Such allowances were $8.25 million, $7.02 million and $5.57 million at December 31, 2010, 2009 and 2008, respectively. In 2012, the allowance for loan losses as a percentage of total loans decreased corresponding to our improved credit quality and lower non-accrual loan totals, as reflected in the ratios of 2.04%, 2.17%, 2.04%, 1.65% and 1.30%, at the end of 2012, 2011, 2010, 2009 and 2008, respectively.  Based on the current conditions of the loan portfolio, management believes that the $7.98 million allowance for loan losses at December 31, 2012 is adequate to absorb losses inherent in our loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

Diversification, low loan-to-values, strong credit quality and enhanced credit monitoring contribute to a reduction in the portfolio’s overall risk, and help to offset the economic risk.  The impact of the stagnant economic environment will continue to be monitored, and adjustments to the provision for loan loss will be made accordingly.  The weak business climate adversely impacted the financial conditions of some of our clients and resulted in net loan charge-offs of $1,784,000, $1,146,000, $2,785,000, $4,411,000, and $1,110,000 in 2012, 2011, 2010, 2009 and 2008, respectively.

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

Although management believes the allowance at December 31, 2012 was adequate to absorb losses from any known and inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect our service areas or other variables will not result in increased losses in the loan portfolio in the future.

As of December 31, 2012, our allowance for loan losses consisted of amounts allocated to three phases of our methodology for assessing loan loss allowances, as follows (see details of methodology for assessing allowance for loan losses in the section entitled “Critical Accounting Policies”):

	Years Ended December 31,
Phase of Methodology (Dollars in Thousands)	2012	2011	2010
Specific review of individual loans	$549	$551	$948
Review of pools of loans with similar characteristics	5,521	6,091	5,392
Judgmental estimate based on various subjective factors	1,905	1,967	1,915
	$7,975	$8,609	$8,255

The Components of the Allowance for Loan Losses

As stated previously in “Critical Accounting Policies,” the overall allowance consists of a specific allowance for individually identified impaired loans, an allowance factor for categories of credits with similar characteristics and trends, and an allowance for changing environmental factors.

The first component, the specific allowance, results from the analysis of identified problem credits and the evaluation of sources of repayment including collateral, as applicable. Through Management’s ongoing loan grading process, individual loans are identified that have conditions that indicate the borrower may be unable to pay all amounts due under the contractual terms. These loans are evaluated individually by Management and specified allowances for loan losses are established when the discounted cash flows of future payments or collateral value of collateral-dependent loans are lower than the recorded investment in the loan. Generally with problem credits that are collateral-dependent, we obtain appraisals of the collateral at least annually. We may obtain appraisals more frequently if we believe the collateral value is subject to market volatility, if a specific event has occurred to the collateral (e.g. tentative map has been filed), or if we believe foreclosure is imminent.  Impaired loan balances decreased from $7.2 million at December 31, 2011 to $6.9 million at December 31, 2012.  The specific allowance totaled $549,000 and $551,000 at December 31, 2012 and 2011, respectively, as we charge off substantially all of our estimated losses related to specifically identified impaired loans as the losses are identified.

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

The total amount allocated for the second component is determined by applying loss estimation factors to outstanding loans. At December 31, 2012 and 2011, the allowance allocated by categories of credits totaled $5.5 million and $6.1 million, respectively. The increase mainly related to increased allowance factors for land loans related to the construction of residential subdivisions, commercial quick-qualifier loans and manufactured home loans, recognizing increased risk for these types of loans, as well as loan growth.

The third component of the allowance for loan losses is an economic component that is not allocated to specific loans or groups of loans, but rather is intended to absorb losses caused by portfolio trends, concentration of credit, growth, and economic trends, as stated previously in “Critical Accounting Policies”. At December 31, 2012 and 2011, the general valuation allowance, including the economic component, totaled $1.9 million and $2.0 million, respectively. Starting in late 2008, we witnessed financial difficulties experienced by borrowers in our market, where real estate sale prices have declined and holding periods have increased.  The U.S. economy is still experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system, dramatic declines in the housing prices, and an increasing unemployment rate.  There have been significant reductions in spending by consumers and businesses. In response to this, we have been proactive in evaluating reserve percentages for economic and other qualitative loss factors used to determine the adequacy of the allowance for loan losses. The increase to the third component of the allowance for loan losses reflected such evaluation.

The table below summarizes, for the periods indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for loan losses:

Allowance for Loan Losses

(in thousands)

	2012	2011	2010	2009	2008

Balances:
Average total loans outstanding during period	$390,856	$394,130	$411,590	$426,748	$400,821
Total loans outstanding at end of period	$390,986	$396,202	$404,194	$425,627	$428,177
Allowance for loan losses:
Balances at beginning of period	$8,609	$8,255	$7,020	$5,569	$4,507

Actual charge-offs:
Commercial real estate	1,663	1,108	2,696	3,524	1,062
Commercial and Industrial	0	44	52	871	11
Consumer	26	7	1	0	0
Consumer Residential	150	38	43	24	42
Agriculture	0	0	0	0	0
Total charge-offs	1,839	1,197	2,792	4,419	1,115

Recoveries on loans previously charged off:
Commercial real estate	35	30	0	0	0
Commercial and Industrial	1	14	2	0	0
Consumer	4	6	5	0	0
Consumer Residential	15	1	0	8	5
Agriculture	0	0	0	0	0
Total recoveries	55	51	7	8	5

Net loan charge-offs/(recoveries)	1,784	1,146	2,785	4,411	1,110

Provision for loan losses	1,150	1,500	4,020	5,862	2,188
Reclassification of reserve related to off-balance-sheet commitments	0	0	0	0	(16)

Balance at end of period	$7,975	$8,609	$8,255	$7,020	$5,569

Ratios:
Net loan charge-offs/(recoveries) to average total loans	0.46%	0.29%	0.68%	1.03%	0.28%
Allowance for loan losses to total loans at end of period	2.04%	2.17%	2.04%	1.65%	1.30%
Net loan charge-offs (recoveries) to allowance for loan losses at end of period	22.37%	13.31%	33.74%	62.83%	19.93%
Net loan charge-offs (recoveries) to provision for loan losses	155.13%	76.40%	69.28%	75.25%	50.73%

The table below summarizes the allowance for loan loss balance by type of loan balance at the end of each period (See “Loan Portfolio” above for a description of each type of loan balance):

Allocation of the Allowance for Loan Losses

	Amount Outstanding as of December 31,
	2012	2011	2010	2009	2008
	(Dollars in Thousands)
Applicable to:
Commercial real estate	$6,571	$6,969	$6,577	$5,845	$4,364
Commercial and Industrial	474	606	686	649	732
Consumer	50	65	61	44	34
Consumer Residential	384	348	375	202	193
Agriculture	286	363	153	142	127
Unallocated	210	258	403	138	119
Total Allowance	$7,975	$8,609	$8,255	$7,020	$5,569

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

The balances of other earning assets as of December 31, 2012 and December 31, 2011 were as follows:

Dollars in Thousands	Balance as of December 31, 2012	Balance as of December 31, 2011
Type
BOLI	$11,680	$11,256
LIHTCF	$575	$636
Federal Reserve Bank Stock	$758	$1,162
Federal Home Loan Bank Stock	$2,372	$2,832

Deposits and Other Sources of Funds

Deposits

Total deposits at December 31, 2012, and 2011 were $587.0 million, and $536.2 million, respectively, representing an increase of $50.8 million or 9.5% in 2012. The average deposits for the years ended December 31, 2012 increased $41.1 million or 8.3% to $537.0 million compared to $495.9 million at December 31, 2011.

Deposits are the Company’s primary source of funds. Due to strategic emphasis by management, core deposits (based on definition provided by FDIC’s Uniform Bank Performance Report) increased by 9.4% in 2012 to $574.5 million at December 31, 2012.  The percentage of core deposits to total deposits remained flat at 97.9% at December 31, 2012 as compared to 98.0% at December 31, 2011.  The average rate paid on time deposits in denominations of $100,000 or more was 0.86% and 1.01% for the years ended December 31, 2012 and 2011, respectively.  The composition and cost of the Company’s deposit base are important components in analyzing the Company’s net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein.  See “Net Interest Income and Net Interest Margin” for further discussion.

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

The following tables summarize the distribution of average daily deposits and the average daily rates paid for the periods indicated:

Distribution of Average Daily Deposits

(Dollars in Thousands)

	2012		2011		2010
Dollars in Thousands	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Demand	$133,674	0.00%	$101,599	0.00%	$76,820	0.00%
Money market	249,652	0.21%	245,815	0.31%	212,621	0.65%
NOW	68,454	0.15%	66,157	0.20%	59,617	0.31%
Savings	26,238	0.22%	18,389	0.35%	14,963	0.42%
Time certificates of deposit of $100,000 or more	37,150	0.86%	35,172	1.01%	42,352	1.20%
Other time deposits	21,822	0.61%	28,755	0.90%	33,383	1.37%
Total deposits	$536,990	0.21%	$495,887	0.32%	$439,756	0.58%

The scheduled maturities of our time deposits in denominations of $100,000 or greater at December 31, 2012 are, as follows:

Maturities of Time Deposits of $100,000 or More

(Dollars in Thousands)

Three months or less	$8,346
Over three months through six months	15,413
Over six months through twelve months	6,864
Over twelve months	7,322
Total	$37,945

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks.  Eight of our clients carry deposit balances of more than 1% of our total deposits, two of which had a deposit balance of more than 3% of total deposits at December 31, 2012.

The Company had $2.0 million and $1.4 million in brokered deposits as of December 31, 2012 and 2011, respectively.  The only brokered deposits the Company holds are from CDARS and ICS, a certificate of deposit and money market account program, respectively, that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer.

FHLB Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. Our outstanding FHLB advances were fully paid off at year-end 2012 compared to $3.0 million outstanding as of year-end 2011.  See “Liquidity Management” below for the details on the FHLB borrowings program.

The following table is a summary of FHLB borrowings for fiscal years 2012 and 2011:

Dollars in Thousands	2012	2011
Balance at year-end	$0	$3,000
Average balance during the year	$467	$6,479
Maximum amount outstanding at any month-end	$3,000	$8,000
Average interest rate during the year	0.99%	1.05%
Average interest rate at year-end	0.00%	0.99%

Return on Equity and Assets

The following table sets forth certain information regarding our return on equity and assets for the periods indicated:

	At December 31, 2012	At December 31, 2011
Return on average assets	0.95%	1.02%
Return on average common equity	8.80%	8.67%
Dividend payout ratio	0.00%	0.00%
Equity to assets ratio	10.59%	11.50%

Deferred Compensation Obligations

We maintain a nonqualified, unfunded deferred compensation plan for certain key management personnel.  Under this plan, participating employees may defer compensation, which will entitle them to receive certain payments upon retirement, death, or disability.  The plan provides for payments commencing upon retirement and reduced benefits upon early retirement, disability, or termination of employment. At December 31, 2012 and 2011, our aggregate payment obligations under this plan totaled $7.4 million and $7.4 million, respectively.

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of December 31, 2012, and 2011, we had commitments to extend credit of $42.2 million and $46.4 million, respectively.  Obligations under standby letters of credit were $0.5 million and $0.6 million, for 2012, and 2011, respectively, and there were no obligations under commercial letters of credit for either period.

The effect on our revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used. For more information regarding our off balance sheet arrangements, see Note 15- Commitments and Other Contingencies- to our 2012 year-end consolidated financial statements located elsewhere in this report.

Contractual Obligations

The following chart summarizes certain contractual obligations of the Company as of December 31, 2012 (dollars in thousands):

Contractual Obligations	Less than 1 Year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations	$869	$1,501	$858	$1,623	$4,851
Supplemental retirement plans	19	144	264	1,373	1,800
Time deposit maturities	37,836	18,739	1,791	0	58,366

Total	$38,724	$20,384	$2,913	$2,996	$65,017

As permitted or required under California law and to the maximum extent allowable under that law, we have certain obligations to indemnify our current and former officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity.  We also have the obligation to similarly indemnify our current and former officers.  These indemnification obligations are valid as long as the director or officer acted in good faith and in a manner the person reasonably believed to be in, or not opposed to, our best interests, and with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful.  The maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited; however, we have a director and officer insurance policy that mitigates our exposure and enables us to recover a portion of any future amounts paid.  We believe the estimated fair value of these indemnification obligations is minimal.

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

Since our deposit growth strategy emphasizes core deposit growth we have avoided relying on brokered deposits as a consistent source of funds.  The only brokered deposit the Company holds are from CDARS and ICS, a certificate of deposit and money market program, respectively, that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer.  The Company had $2.0 million and $1.4 million in brokered deposits as of December 31, 2012 and 2011, respectively.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio and stock issued by the FHLB. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity.  At December 31, 2012, the Company had no FHLB advances outstanding as compared to $3.0 million at December 31, 2011, which equaled 2% of our borrowing capacity.  At December 31, 2012 and December 31, 2011, the Company had sufficient collateral to borrow an additional $163.4 million and $130.3 million, respectively.  In addition, the Company had lines of credit with its correspondent banks to purchase overnight federal funds totaling $25 million at December 31, 2012 and 2011.  No advances were made on these lines of credit as of December 31, 2012 and December 31, 2011.

The Company’s liquidity depends primarily on dividends paid to it as sole shareholder of the Bank. The Bank’s ability to pay dividends to the Company will depend on whether the Bank will be in a position to pay dividends based on regulatory requirements and the performance of the Bank.

Maintenance of adequate liquidity requires that sufficient resources be available at all time to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, loans and securities available for sale. Our liquid assets at December 31, 2012 and 2011 totaled approximately $200.1 million and $153.4 million, respectively.  Our liquidity level measured as the percentage of liquid assets to total assets was 30.3% and 25.1% at December 31, 2012, and 2011, respectively.

Capital Resources and Capital Adequacy Requirements

In the past two years, our primary source of capital has been internally generated operating income through retained earnings. At December 31, 2012, total shareholders’ equity decreased to $70.0 million, representing a decrease of $433,000 from December 31, 2011.  The decrease was due to the $6.75 million redemption of SBLF preferred stock as described below, which was offset by the increase in retained earnings.

In December 2008, the Company was selected to participate in the U.S. Treasury Capital Purchase Program which demonstrated the confidence the U.S. Treasury Department has in the stability of the Company. The Company issued $13.5 million in Series A preferred stock.  In August 2011, the Company repurchased these Series A preferred stock shares and simultaneously issued $13,500,000 in Series B Preferred Stock to the U.S. Treasury under the Small Business Lending Funding (“SBLF”) program.  Subsequently, the Company fully redeemed a warrant to purchase 350,346 shares of its Common Stock, at the exercise price of $5.78 per share that the Company had granted to the U.S. Treasury pursuant to the TCPP, for a purchase price of $560,000, which settled in September 2011.  In May 2012, the Company repurchased from the U.S. Treasury 6,750 shares of Series B Preferred Stock for aggregate consideration of $6.75 million.  Thereafter, in March 2013, the Company repurchased from the U.S. Treasury the remaining 6,750 shares of Series B Preferred Stock for aggregate consideration of $6,817,500, reflecting $6,750,000 paid for the repurchase, and $67,500 paid for accrued dividends.  The securities issued to the Treasury were accounted for as components of regulatory Tier 1 capital.  See Notes 3 and 24 to the Consolidated Financial Statements in Item 8 of this report for further discussion regarding our participation in the TCPP and SBLF.

As of December 31, 2012, we had no material commitments for capital expenditures other than the Series B Preferred Stock dividend payments due to the U.S. Treasury under the SBLF program.

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

As of December 31, 2012, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to the Bank’s capital ratios as of the dates specified:

	Regulatory Well- Capitalized Standards	December 31, 2012	December 31, 2011
Total capital to risk-weighted assets	10.0%	16.0%	16.2%
Tier I capital to risk-weighted assets	6.0%	14.8%	14.9%
Tier I capital to average assets	5.0%	10.3%	11.4%

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

At December 31, 2012, it was estimated that the Company’s MV would decrease 19.01% in the event of an immediate 200 basis point increase in market interest rates. The Company’s MV at the same date would decrease 2.79% in the event of an immediate 200 basis point decrease in applicable interest rates.

Presented below, as of December 31, 2012 and 2011, is an analysis of the Company’s interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of applicable interest rates:

	December 31, 2012				December 31, 2011
		%				%
	$ Change	Change	Market Value as a % of		$ Change	Change	Market Value as a % of
	in	in	Present Value of Assets		in	in	Present Value of Assets
Shock Scenario	Market Value	Market Value	MV Ratio	Change (bp)	Market Value	Market Value	MV Ratio	Change (bp)
	(Dollars in Thousands)
+200 bp	$(13,843)	(19.01)%	9.18%	(159)	$(12,150)	(15.46)%	11.14%	(141)
+100 bp	$(7,963)	(10.93)%	9.86%	(91)	$(6,692)	(8.52)%	11.80%	(75)
0 bp	$0	0.00%	10.77%	0	$0	0.00%	12.55%	0
-100 bp	$6,845	9.40%	11.51%	74	$9,306	11.84%	13.70%	115
-200 bp	$(2,034)	(2.79)%	10.28%	(49)	$2,813	3.58%	12.70%	15

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act of 1934 (the “Act”)) as of December 31, 2012. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.                                 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2013 Annual Meeting of Shareholders.    The Company and the Company have adopted a Code of Ethics that applies to all staff including the Chief Executive Officer, and the Chief Financial Officer. A copy of the Code of Ethics will be provided to any person, without charge, upon written request to Corporate Secretary, Oak Valley Bancorp, 125 North Third Avenue, Oakdale, CA 95361.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 4 and 5 were required for those persons, the Company believes that for the 2012 fiscal year the officers and directors of the Company complied with all applicable filing requirements, except for the two directors named in the table below:

Name	Transaction Type	Transaction Date	# of Shares
Jay Gilbert	Sold	May 25, 2012	7,000
Jay Gilbert	Purchased	November 15, 2012	2,587
Jay Gilbert	Purchased	November 16, 2012	765
Jay Gilbert	Purchased	November 19, 2012	1,757
Jay Gilbert	Sold	November 19, 2012	3,095
Jay Gilbert	Purchased	November 26, 2012	200
Daniel Leonard	Purchased	May 25, 2012	1,000
Daniel Leonard	Purchased	May 25, 2012	447

ITEM 11.                                 EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2013 Annual Meeting of Shareholders.

ITEM 12.                                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2013 Annual Meeting of Shareholders.

ITEM 13.                                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2013 Annual Meeting of Shareholders.

ITEM 14.                                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2013 Annual Meeting of Shareholders.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of this Report:

(a)(1) Financial Statements

The Financial Statements of the Company and the Report of Independent Registered Public Accounting Firm are set forth on pages F-1 through F-43.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Oakdale, California on March 28, 2013.

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

Signature	Title	Date

/s/ DONALD BARTON	Director	March 26, 2013
Donald Barton

/s/ CHRISTOPHER M. COURTNEY	Director	March 26, 2013
Christopher M. Courtney

/s/ JAMES L. GILBERT	Director	March 26, 2013
James L. Gilbert

/s/ THOMAS A. HAIDLEN	Director	March 26, 2013
Thomas A. Haidlen

/s/ MICHAEL Q. JONES	Director	March 26, 2013
Michael Q. Jones

/s/ DANIEL J. LEONARD	Director	March 26, 2013
Daniel J. Leonard

/s/ RONALD C. MARTIN	Director	March 26, 2013
Ronald C. Martin

/s/ ROGER M. SCHRIMP	Director	March 26, 2013
Roger M. Schrimp

/s/ DANNY L. TITUS	Director	March 26, 2013
Danny L. Titus

/s/ RICHARD J. VAUGHAN	Director	March 26, 2013
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

As of December 31, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and guidance issued by the Securities and Exchange Commission.  Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2012, based on those criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Oak Valley Bancorp

We have audited the accompanying consolidated balance sheets of Oak Valley Bancorp and subsidiary (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years ended December 31, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oak Valley Bancorp and subsidiary as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years ended December 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Stockton, California

March 28, 2013

OAK VALLEY BANCORP

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS

Cash and due from banks	$130,799,998	$73,189,775
Federal funds sold	10,535,000	27,895,000
Cash and cash equivalents	141,334,998	101,084,775

Securities available for sale	103,865,881	89,694,859
Loans, net of allowance for loan loss of $7,974,975 and $8,609,174 at December 31, 2012 and 2011, respectively	382,411,361	386,958,076
Bank premises and equipment, net	13,182,451	13,499,285
Other real estate owned	0	244,375
Interest receivable and other assets	19,786,065	20,690,288

	$660,580,756	$612,171,658

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$586,992,650	$536,204,003
Federal Home Loan Bank advances	0	3,000,000
Interest payable and other liabilities	3,619,382	2,565,649
Total liabilities	590,612,032	541,769,652

Commitments and contingencies

Shareholders’ equity
Series B Preferred stock, no par value; $1,000 per share liquidation preference, 10,000,000 shares authorized, 6,750 and 13,500 shares issued and outstanding at December 31, 2012 and 2011, respectively	6,750,000	13,500,000
Common stock, no par value; 50,000,000 shares authorized, 7,907,780 and 7,718,469 shares issued and outstanding at December 31, 2012 and 2011, respectively	23,673,210	23,453,443
Additional paid-in capital	2,341,814	2,128,700
Retained earnings	33,958,737	28,629,757
Accumulated other comprehensive income, net of tax	3,244,963	2,690,106

Total shareholders’ equity	69,968,724	70,402,006

	$660,580,756	$612,171,658

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF INCOME

	YEAR ENDED DECEMBER 31,
	2012	2011
INTEREST INCOME
Interest and fees on loans	$22,449,274	$23,608,833
Interest on securities available for sale	3,368,924	3,076,575
Interest on federal funds sold	28,565	41,884
Interest on deposits with banks	135,260	100,249
Total interest income	25,982,023	26,827,541

INTEREST EXPENSE
Deposits	1,132,513	1,579,877
FHLB advances	4,707	68,081
Federal funds purchased	—	51
Total interest expense	1,137,220	1,648,009

Net interest income	24,844,803	25,179,532
PROVISION FOR LOAN LOSSES	1,150,000	1,500,000

Net interest income after provision for loan losses	23,694,803	23,679,532

OTHER INCOME
Service charges on deposits	1,173,088	1,120,035
Earnings on cash surrender value of life insurance	423,757	432,234
Mortgage commissions	239,538	103,935
Other	1,312,294	1,094,930
Total non-interest income	3,148,677	2,751,134

OTHER EXPENSES
Salaries and employee benefits	10,008,829	9,325,812
Occupancy expenses	2,947,769	2,829,468
Data processing fees	1,128,377	1,016,132
OREO expenses	26,949	389,124
Regulatory assessments (FDIC & DFI)	461,000	642,000
Other operating expenses	3,675,545	3,191,229
Total non-interest expense	18,248,469	17,393,765

Net income before provision for income taxes	8,595,011	9,036,901

PROVISION FOR INCOME TAXES	2,814,156	3,176,306
NET INCOME	$5,780,855	$5,860,595

Preferred stock dividends and accretion	451,875	1,161,056

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$5,328,980	$4,699,539

NET INCOME PER COMMON SHARE	$0.69	$0.61

NET INCOME PER DILUTED COMMON SHARE	$0.69	$0.61

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEAR ENDED DECEMBER 31,
	2012	2011

Net income	$5,780,855	$5,860,595
Available for sale securities:
Gross unrealized gain arising during the year	1,034,532	2,029,446
Reclassification adjustment for gains realized in net income	(91,700)	(81,184)
Income tax expense	(387,975)	(801,710)
Other comprehensive income	554,857	1,146,552
Comprehensive income	$6,335,712	$7,007,147

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	YEARS ENDED DECEMBER 31, 2011 AND 2012
							Accumulated
					Additional		Other	Total
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity

Balances, January 1, 2011	7,702,127	$24,003,549	13,500	$13,013,945	$2,080,218	$24,016,466	$1,543,554	$64,657,732

Stock options exercised	3,037	$9,894						$9,894
Restricted stock issued	13,305
Repurchase of Series A preferred stock			(13,500)	$(13,500,000)				(13,500,000)
Series B preferred stock issued			13,500	13,500,000				13,500,000
Preferred stock accretion				486,055		$(486,055)		0
Preferred stock dividend payments						(761,249)		(761,249)
Payment to repurchase U.S. Treasury Warrant		(560,000)						(560,000)
Stock based compensation					48,482			48,482
Other comprehensive income							1,146,552	1,146,552
Net income						5,860,595		5,860,595
Balances, December 31, 2011	7,718,469	$23,453,443	13,500	$13,500,000	$2,128,700	$28,629,757	$2,690,106	$70,402,006

Stock options exercised	54,436	$219,767						$219,767
Tax benefit on stock options exercised					37,218			37,218
Restricted stock issued	134,875
Repurchase of Series B preferred stock			(6,750)	$(6,750,000)				(6,750,000)
Preferred stock dividend payments						(451,875)		(451,875)
Stock based compensation					175,896			175,896
Other comprehensive income							554,857	554,857
Net income						5,780,855		5,780,855
Balances, December 31, 2012	7,907,780	$23,673,210	6,750	$6,750,000	$2,341,814	$33,958,737	$3,244,963	$69,968,724

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,780,855	$5,860,595
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for loan losses	1,150,000	1,500,000
Decrease in deferred fees/costs, net	(34,582)	(98,579)
Depreciation	1,138,185	998,014
Amortization of investment securities, net	241,862	36,407
Stock based compensation	175,896	48,482
Excess tax benefits from stock-based payment arrangements	(37,218)	0
Gain on sale of premises and equipment	(22,498)	0
OREO write downs and (gain)/losses on sale	(3,548)	290,609
Gain on called available for sale securities	(91,700)	(81,184)
Earnings on cash surrender value of life insurance	(423,757)	(432,234)
(Increase) decrease in deferred tax asset	(100,825)	205,224
Increase (decrease) in interest payable and other liabilities	1,053,733	(434,187)
Decrease (increase) in interest receivable	48,983	(61,595)
Decrease in other assets	165,015	2,283,773
Net cash from operating activities	9,040,401	10,115,325

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(43,742,857)	(54,574,719)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	30,364,505	20,140,881
Net decrease in loans	3,431,297	6,846,711
Purchase of FRB Stock	(1,450)	(2,450)
Redemption of FRB Stock	405,000	0
Redemption of FHLB stock	460,500	548,600
Proceeds from sale of OREO	247,923	243,190
Proceeds from sales of premises and equipment	22,498	450
Net purchases of premises and equipment	(821,351)	(4,323,927)
Net cash (used in) investing activities	(9,633,935)	(31,121,264)

CASH FLOWS FROM FINANCING ACTIVITIES:
FHLB payments	(3,000,000)	(5,000,000)
Repurchase of Series A Preferred Stock	0	(13,500,000)
Proceeds from Series B Preferred Stock issued	0	13,500,000
Preferred stock dividend payment	(451,875)	(761,249)
Payment to repurchase U.S. Treasury Warrant	0	(560,000)
Repurchase of Series B preferred stock	(6,750,000)	0
Net increase in demand deposits and savings accounts	52,690,752	72,401,862
Net decrease in time deposits	(1,902,105)	(12,936,709)
Excess tax benefits from stock-based payment arrangements	37,218	0
Proceeds from sale of common stock and exercise of stock options	219,767	9,894
Net cash from financing activities	40,843,757	53,153,798

NET INCREASE IN CASH AND CASH EQUIVALENTS	40,250,223	32,147,859

CASH AND CASH EQUIVALENTS, beginning of period	101,084,775	68,936,916

CASH AND CASH EQUIVALENTS, end of period	$141,334,998	$101,084,775

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,198,534	$1,686,014
Income taxes	$1,745,000	$3,961,119

NON-CASH INVESTING ACTIVITIES:
Change in unrealized gain on available-for-sale securities	$942,832	$1,948,262

NON-CASH FINANCING ACTIVITIES:
Accretion of preferred stock	$0	$486,055

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

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

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

The Company considers a loan impaired when it is probable that all amounts of principal and interest due, according to the contractual terms of the loan agreement, will not be collected. Interest income is recognized on impaired loans in the same manner as non-accrual loans. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

The method for calculating the allowance for unfunded loan commitments is based on an allowance percentage which is less than other outstanding loan types because they are at a lower risk level.  This allowance percentage is evaluated by management periodically and is applied to the total undisbursed loan commitment balance to calculate the allowance for off-balance-sheet commitments.

The Company considers a loan to be a troubled debt restructure (“TDR”) when the Company has granted a concession and the borrower is experiencing financial difficulty.  In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.  A TDR loan is kept on non-accrual status until the borrower has paid for six consecutive months with no payment defaults, at which time the TDR is placed back on accrual status.

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

The Company files income tax returns in the U.S. federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2008.

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

Advertising costs — The Company expenses marketing costs as they are incurred. Advertising expense was $166,000 and $160,000 for the years ended December 31, 2012 and 2011, respectively.

Comprehensive income — Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes items previously recorded directly to equity, such as unrealized gains and losses on securities available for sale. Comprehensive income is presented in the statements of comprehensive income and as a component of shareholders’ equity. For the years ended December 31, 2012 and 2011, $54,000 and $48,000 net of tax, respectively, was reclassified from comprehensive income into net income related to gains on called available for sale securities.

Investment in limited partnership —  During 2007 the Company acquired limited interests in a private limited partnership that acquires affordable housing properties in California that generate Low Income Housing Tax Credits under Section 42 of the Internal Revenue Code of 1986, as amended.  The Company’s limited partnership investment is accounted for under the equity method.  The Company’s noninterest expense associated with the utilization of these tax credits for the year ended December 31, 2012 and 2011 was $64,000 and $67,000, respectively.  The limited partnership investment is expected to generate a total tax benefit of approximately $1.16 million over the life of the investment for the combination of the tax credits and deductions on noninterest expense.  The tax credits expire between 2013 and 2022.  In 2011, a tax benefit of $98,000 was utilized for income tax purposes and an estimated amount of $90,000 will be utilized in 2012.  The recorded investment in limited partnerships totaled $575,000 and $636,000 at December 31, 2012 and 2011, respectively, and is reflected as a component of interest receivable and other assets on the consolidated balance sheets.

Federal Reserve Bank Stock —  Federal Reserve Bank stock represents the Company’s investment in the stock of the Federal Reserve Bank (“FRB”) and is carried at par value, which reasonably approximates its fair value. While technically these are considered equity securities, there is no market for the FRB stock. Therefore, the shares are considered as restricted investment securities.  Management periodically evaluates FRB stock for other-than-temporary impairment.  Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FRB as compared to the capital stock amount for the FRB and the length of time this situation has persisted, (2) commitments by the FRB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FRB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FRB, and (4) the liquidity position of the FRB. This investment is reflected as a component of interest receivable and other assets on the consolidated balance sheets.

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

Earnings per share (“EPS”) —  EPS is based upon the weighted average number of common shares outstanding during each year. The table in footnote 14 shows: (1) weighted average basic shares, (2) effect of dilutive securities related to stock options and non-vested restricted stock, and (3) weighted average diluted shares. Net income available to common shareholders is calculated as net income reduced by dividends accumulated on preferred stock. Basic EPS are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period, excluding unvested restricted stock awards. Diluted EPS are calculated using the weighted average diluted shares. The total dilutive shares included in annual diluted EPS is a year-to-date weighted average of the total dilutive shares included in each quarterly diluted EPS computation under the treasury stock method. We have two forms of outstanding common stock: common stock and unvested restricted stock awards. Holders of restricted stock awards receive non-forfeitable dividends at the same rate as common stockholders and they both share equally in undistributed earnings.

Stock based compensation — The Company recognizes in the consolidated statements of income the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period).  The Company uses the straight-line recognition of expenses for awards with graded vesting.

The fair value of each option grant is estimated as of the grant date using a binomial option-pricing model for all grants.  Expected volatility is based on the historical volatility of the price of the Company’s stock. The Company uses historical data to estimate option exercise and stock option forfeiture rates within the valuation model. The expected term of options granted for the binomial model is derived from applying a historical suboptimal exercise factor to the contractual term of the grant. For binomial pricing, the risk-free rate for periods is equal to the U.S. Treasury yield at the time of grant and commensurate with the contractual term of the grant.  There were no stock options granted in 2012 or 2011.

The fair value of restricted stock awards is based on the price of the Company’s stock at the date of grant.  There were 139,375 and 13,305 shares of restricted stock granted during 2012 and 2011, respectively.  Stock based compensation recorded during the years ended December 31, 2012 and 2011 totaled approximately $176,000 and $48,000, respectively.

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of December 31, 2012 and 2011. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

The Company has established and documented a process for determining fair value. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when developing fair value measurements. Whenever there is no readily available market data, Management uses its best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of Management’s judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these financial consolidated statements.

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

Reclassifications — Certain prior year amounts have been reclassified to conform to the current year presentation. There was no effect on net income or shareholders’ equity as a result of reclassifications.

Recently Issued Accounting Standards —

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

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05 Comprehensive Income (Topic 220) Presentation of Comprehensive Income. The ASU improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income. The amendments to Topic 220, Comprehensive Income, require entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Entities are no longer permitted to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Any adjustments for items are that reclassified from other comprehensive income to net income are to be presented on the face of the entities financial statement regardless the method of presentation for comprehensive income.  The amendments do not change items to be reported in comprehensive income or when an item of other comprehensive income must be reclassified to net income, nor do the amendments change the option to present the components of other comprehensive income either net of related tax effects or before related tax effects. ASU 2011-05 is effective for fiscal years, and interim periods beginning on or after December 15, 2011.  The Company adopted this ASU in the first quarter of 2012.

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

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The Update clarifies that ASU. 2011-11 applies only to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement are no longer subject to the disclosure requirements in ASU. 2011-11.  The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The Update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

NOTE 2 — CASH AND DUE FROM BANKS

Cash and due from banks includes balances with the Federal Reserve Bank and other correspondent banks. The Company is required to maintain specified reserves by the Federal Reserve Bank. The average reserve requirements are based on a percentage of the Company’s deposit liabilities. In addition, the Federal Reserve Bank requires the Company to maintain a certain minimum balance at all times.  As of December 31, 2012 the Company had a balance of $85,133,000 which is more than adequate to satisfy the reserve requirement.

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

In May 2012, the Company repurchased from the U.S. Treasury 6,750 shares of Series B Preferred Stock for aggregate consideration of $6.75 million.

NOTE 4 — SECURITIES

The amortized cost and estimated fair values of debt securities as of December 31, 2012, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. agencies	$52,607,537	$2,949,355	$(39,833)	$55,517,059
Collateralized mortgage obligations	11,698,399	905,985	—	12,604,384
Municipalities	25,323,157	1,727,206	(58,075)	26,992,288
SBA Pools	1,178,242	86	(20)	1,178,308
Corporate debt	4,669,390	37,048	(836)	4,705,602
Mutual Fund	2,874,727	—	(6,487)	2,868,240
	$98,351,452	$5,619,680	$(105,251)	$103,865,881

The following tables detail the gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012.

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$1,954,005	$(39,833)	$—	$—	$1,954,005	$(39,833)
Collateralized mortgage obligations	—	—	—	—	—	—
Municipalities	3,088,970	(58,075)	—	—	3,088,970	(58,075)
SBA Pools	—	—	294,889	(20)	294,889	(20)
Corporate debt	749,164	(836)	—	—	749,164	(836)
Mutual Fund	2,493,512	(6,487)	—	—	2,493,512	(6,487)
Total temporarily impaired securities	$8,285,651	$(105,231)	$294,889	$(20)	$8,580,540	$(105,251)

At December 31, 2012, one SBA pool was the only security in an unrealized loss position for greater than 12 months, and one U.S. agency, five municipalities, one corporate debt and one mutual fund security make up the total amount of securities in an unrealized loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary.  This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and volatility of the security’s fair value.  Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes and the Bank does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities at December 31, 2012, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$11,068,417	$11,062,890
Due after one year through five years	17,097,942	19,556,213
Due after five years through ten years	26,488,494	27,282,065
Due after ten years	43,696,599	45,964,713
	$98,351,452	$103,865,881

The amortized cost and estimated fair values of debt securities as of December 31, 2011, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. agencies	$52,101,177	2,722,817	$(14,686)	$54,809,308
Collateralized mortgage obligations	11,366,368	728,104	—	12,094,472
Municipalities	15,660,035	1,312,377	(370)	16,972,042
SBA Pools	1,236,366	55	—	1,236,421
Corporate debt	2,000,000	—	(185,716)	1,814,284
Mutual Fund	2,759,316	9,016	—	2,768,332
	$85,123,262	$4,772,369	$(200,772)	$89,694,859

The following tables detail the gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011.

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$2,985,314	$(14,686)	$—	—	$2,985,314	$(14,686)
Municipalities	561,580	(370)	—	—	561,580	(370)
Corporate debt	1,814,284	(185,716)	—	—	1,814,284	(185,716)
Total temporarily impaired securities	$5,361,178	$(200,772)	$—	$—	$5,361,178	$(200,772)

At December 31, 2011, there were no securities in an unrealized loss position for greater than 12 months and one U.S. agency, one municipality and one corporate debt security make up the total amount of securities in an unrealized loss position for less than 12 months.  Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary.  This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and volatility of the security’s fair value.  Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes and the Bank does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

Gross realized gains on called available-for-sale securities during 2012 and 2011 totaled $91,700 and $81,184, respectively. There were no losses on called available-for-sale securities realized during 2012 and 2011.  There were no sales of available-for-sale securities during 2012 and 2011.

Securities carried at $56,483,620 and $53,419,019 at December 31, 2012 and 2011, respectively, were pledged to secure deposits of public funds.

NOTE 5 — LOANS

The Company’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of December 31, 2012, approximately 81% of the Company’s loans are commercial real estate loans which includes construction loans. Approximately 9% of the Company’s loans are for general commercial uses including professional, retail, and small business. Additionally, 7% of the Company’s loans are for residential real estate and other consumer loans. The remaining 3% are agriculture loans.

Loan totals were as follows:

	YEAR ENDED DECEMBER 31,
	2012	2011
Commercial real estate:
Commercial real estate- construction	$6,581,854	$14,595,324
Commercial real estate- mortgages	278,766,279	284,263,685
Land	14,269,477	10,635,954
Farmland	16,456,921	20,549,849
Commercial and industrial	36,528,505	32,017,744
Consumer	1,095,801	1,212,986
Consumer residential	25,659,090	23,870,519
Agriculture	11,628,260	9,055,622
Total loans	390,986,187	396,201,683

Less:
Deferred loan fees and costs, net	(599,851)	(634,433)
Allowance for loan losses	(7,974,975)	(8,609,174)
Net loans	$382,411,361	$386,958,076

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2012, approximately 35.8% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

Year-end non-accrual loans, segregated by class of loans, were as follows:

	YEAR ENDED DECEMBER 31,
	2012	2011
Commercial real estate:
Commercial real estate- construction	$126,427	$179,262
Commercial real estate- mortgages	3,345,098	3,671,693
Land	2,419,223	3,277,463
Farmland	0	0
Commercial and industrial	21,311	104,481
Consumer	0	0
Consumer residential	1,010,998	0
Agriculture	0	0
Total non-accrual loans	$6,923,057	$7,232,899

Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income of approximately $696,000 in 2012 and $692,000 in 2011.

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of December 31, 2012:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
December 31, 2012
Commercial real estate:
Commercial R.E. - construction	$0	$0	$126,427	$126,427	$6,455,427	$6,581,854	$0
Commercial R.E. - mortgages	55,089	623,118	2,386,688	3,064,895	275,701,384	278,766,279	0
Land	0	54,427	2,364,797	2,419,224	11,850,253	14,269,477	0
Farmland	0	0	0	0	16,456,921	16,456,921	0
Commercial and industrial	16,138	0	0	16,138	36,512,367	36,528,505	0
Consumer	0	0	0	0	1,095,801	1,095,801	0
Consumer residential	0	0	1,010,998	1,010,998	24,648,092	25,659,090	0
Agriculture	0	0	0	0	11,628,260	11,628,260	0
Total	$71,227	$677,545	$5,888,910	$6,637,682	$384,348,505	$390,986,187	$0

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of December 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
December 31, 2011
Commercial real estate:
Commercial R.E. - construction	$0	$0	$179,263	$179,263	$14,416,061	$14,595,324	$0
Commercial R.E. - mortgages	424,683	0	3,671,693	4,096,376	280,167,309	284,263,685	0
Land	0	0	2,580,231	2,580,231	8,055,723	10,635,954	0
Farmland	0	0	0	0	20,549,849	20,549,849	0
Commercial and industrial	0	79,059	0	79,059	31,938,685	32,017,744	0
Consumer	16,419	0	0	16,419	1,196,567	1,212,986	0
Consumer residential	0	0	0	0	23,870,519	23,870,519	0
Agriculture	0	0	0	0	9,055,622	9,055,622	0
Total	$441,102	$79,059	$6,431,187	$6,951,348	$389,250,335	$396,201,683	$0

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

Impaired loans by class as of December 31, 2012 and 2011 are set forth in the following tables. No interest income was recognized on impaired loans subsequent to their classification as impaired during 2012 and 2011.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
December 31, 2012
Commercial real estate:
Commercial R.E. - construction	$193,027	$0	$126,427	$126,427	$2,872	$222,757
Commercial R.E. - mortgages	5,728,716	1,875,320	1,469,777	3,345,097	136,015	3,093,523
Land	6,866,869	663,232	1,755,991	2,419,223	409,656	2,833,250
Farmland	0	0	0	0	0	0
Commercial and Industrial	27,812	21,311	0	21,311	0	52,822
Consumer	0	0	0	0	0	0
Consumer residential	1,034,884	1,010,999	0	1,010,999	0	534,578
Agriculture	0	0	0	0	0	0
Total	$13,851,308	$3,570,862	$3,352,195	$6,923,057	$548,543	$6,736,930

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
December 31, 2011
Commercial real estate:
Commercial R.E. - construction	$245,862	$0	$179,262	$179,262	$5,984	$1,177,407
Commercial R.E. - mortgages	4,469,681	3,671,693	0	3,671,693	0	4,111,549
Land	7,659,990	697,232	2,580,231	3,277,463	544,630	3,329,784
Farmland	0	0	0	0	0	0
Commercial and Industrial	116,867	104,481	0	104,481	0	36,655
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Total	$12,492,400	$4,473,406	$2,759,493	$7,232,899	$550,614	$8,655,395

Troubled Debt Restructurings — In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

At December 31, 2012, there were 6 loans and leases that were considered to be troubled debt restructurings, all of which are considered nonaccrual totaling $2,567,000.  At December 31, 2011, there were 5 loans and leases that were considered to be troubled debt restructurings, all of which are considered nonaccrual totaling $3,482,000. At December 31, 2012 and 2011, there were unfunded commitments of $1,697,000 and $1,644,000, respectively, on one loan classified as a troubled debt restructure because of an agreement with a borrower to continue advancing funds and covering overhead costs on a residential development project.  The Company will receive proceeds to pay down the principal as the residential properties sell.

During the year ended December 31, 2012, the terms of two loans were modified as troubled debt restructurings. During the year ended December 31, 2011, the terms of six loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date; or a temporary payment modification in which the payment amount allocated towards principal was reduced. In some cases, a permanent reduction of the accrued interest on the loan was conceded.

The following table presents loans by class modified as troubled debt restructurings that occurred during the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012			2011
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial real estate:
Commercial R.E. - construction	0	$0	$0	2	$2,298,577	$2,298,577
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	1	58,261	58,261	3	3,328,512	3,328,512
Farmland	0	0	0	0	0	0
Commercial and Industrial	1	23,111	23,111	1	26,322	26,322
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Total	2	$81,372	$81,372	6	$5,653,411	$5,653,411

The troubled debt restructurings during the years ended December 31, 2012 and 2011 did not increase the allowance for loan losses as a result of the loan modification and there were no charge offs as a result of the loan modifications.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the years ended December 31, 2012 and 2011.

	Year Ended		Year Ended
	December 31, 2012		December 31, 2011
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial real estate:
Commercial R.E. - construction	0	$0	1	$179,262
Commercial R.E. - mortgages	0	0	0	0
Land	0	0	2	2,580,231
Farmland	0	0	0	0
Commercial and Industrial	0	0	0	0
Consumer	0	0	0	0
Consumer residential	0	0	0	0
Agriculture	0	0	0	0
Total	0	$0	3	$2,759,493

A loan is considered to be in payment default once it is ninety days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted above did not result in an increase to the allowance for loan losses or a charge-off during the years ended December 31, 2012 and 2011.

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

The following table presents weighted average risk grades of our loan portfolio.

	December 31, 2012	December 31, 2011
	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.23	3.52
Commercial real estate - mortgages	3.22	3.26
Land	4.56	4.75
Farmland	3.04	3.40
Commercial and Industrial	3.09	3.21
Consumer	2.55	2.76
Consumer residential	3.17	3.10
Agriculture	3.50	3.23
Total gross loans	3.25	3.30

The following table presents risk grade totals by class of loans as of December 31, 2012 and 2011.  Risk grades 1 through 4 have been aggregated in the “Pass” line.

Dollars in thousands	Commercial R.E. Construction	Commercial R.E. Mortgages	Land	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

December 31, 2012
Pass	$6,455,427	$263,567,665	$8,974,864	$16,456,921	$35,435,491	$1,079,583	$24,257,465	$10,291,678	$366,519,094
Special mention	—	7,832,840	—	—	280,631	—	—	1,336,582	9,450,053
Substandard	126,427	7,365,774	5,294,613	—	812,383	16,218	1,401,625	—	15,017,040
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$6,581,854	$278,766,279	$14,269,477	$16,456,921	$36,528,505	$1,095,801	$25,659,090	$11,628,260	$390,986,187

December 31, 2011
Pass	$14,416,062	$264,913,517	$4,419,659	$19,188,322	$31,000,530	$1,179,624	$23,475,447	$8,357,801	$366,950,962
Special mention	—	8,684,736	—	—	78,011	—	—	—	8,762,747
Substandard	179,262	10,665,432	6,216,295	1,361,527	939,203	16,943	395,072	697,821	20,471,555
Doubtful	—	—	—	—	—	16,419	—	—	16,419
Total loans	$14,595,324	$284,263,685	$10,635,954	$20,549,849	$32,017,744	$1,212,986	$23,870,519	$9,055,622	$396,201,683

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

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2012 and 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses

For the Years Ended December 31, 2012 and 2011

	Commercial	Commercial		Consumer
	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Year Ended December 31, 2012
Beginning balance	$6,969,004	$606,307	$65,060	$347,905	$363,174	$257,724	$8,609,174
Charge-offs	(1,663,314)	0	(26,171)	(149,897)	0	0	(1,839,382)
Recoveries	35,407	926	3,840	15,010	0	0	55,183
Provision	1,230,193	(133,506)	7,333	170,635	(77,440)	(47,215)	1,150,000
Ending balance	$6,571,290	$473,727	$50,062	$383,653	$285,734	$210,509	$7,974,975

Year Ended December 31, 2011
Beginning balance	$6,577,011	$686,303	$61,115	$375,349	$152,526	$402,625	$8,254,929
Charge-offs	(1,108,037)	(43,784)	(6,559)	(38,078)	0	0	(1,196,458)
Recoveries	30,323	14,121	5,793	466	0	0	50,703
Provision	1,469,707	(50,333)	4,711	10,168	210,648	(144,901)	1,500,000
Ending balance	$6,969,004	$606,307	$65,060	$347,905	$363,174	$257,724	$8,609,174

The following table details the allowance for loan losses and ending gross loan balances as of December 31, 2012 and 2011, summarized by collective and individual evaluation methods of impairment.

	Commercial	Commercial		Consumer
	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
December 31, 2012
Allowance for loan losses for loans:
Individually evaluated for impairment	$548,543	$0	$0	$0	$0	$0	$548,543
Collectively evaluated for impairment	6,022,747	473,727	50,062	383,653	285,734	210,509	7,426,432
	$6,571,290	$473,727	$50,062	$383,653	$285,734	$210,509	$7,974,975

Ending gross loan balances:
Individually evaluated for impairment	$5,890,748	$21,311	$0	$1,010,998	$0	$0	$6,923,057
Collectively evaluated for impairment	310,183,783	36,507,194	1,095,801	24,648,092	11,628,260	0	384,063,130
	$316,074,531	$36,528,505	$1,095,801	$25,659,090	$11,628,260	$0	$390,986,187

December 31, 2011
Allowance for loan losses for loans:
Individually evaluated for impairment	$550,614	$0	$0	$0	$0	$0	$550,614
Collectively evaluated for impairment	6,418,390	606,307	65,060	347,905	363,174	257,724	8,058,560
	$6,969,004	$606,307	$65,060	$347,905	$363,174	$257,724	$8,609,174

Ending balances of loans:
Individually evaluated for impairment	$7,128,418	$104,481	$0	$0	$0	$0	$7,232,899
Collectively evaluated for impairment	322,916,394	31,913,263	1,212,986	23,870,519	9,055,622	0	388,968,784
	$330,044,812	$32,017,744	$1,212,986	$23,870,519	$9,055,622	$0	$396,201,683

Changes in the allowance off-balance-sheet commitments were as follows:

	YEARS ENDED DECEMBER 31,
	2012	2011
Balance, beginning of year	$119,202	$157,001
Provision Charged to Operations for Off Balance Sheet	(10,993)	(37,799)
Balance, end of year	$108,209	$119,202

The method for calculating the reserve for off-balance-sheet loan commitments is based on a reserve percentage which is less than other outstanding loan types because they are at a lower risk level.  This reserve percentage, based on many factors including historical losses and existing economic conditions, is evaluated by management periodically and is applied to the total undisbursed loan commitment balance to calculate the reserve for off-balance-sheet commitments.  Reserves for off-balance-sheet commitments are recorded in interest payable and other liabilities on the consolidated balance sheets.

At December 31, 2012 and 2011, loans carried at $390,986,187 and $396,201,683, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 6 — PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows:

	DECEMBER 31,
	2012	2011
Land	$4,698,703	$4,698,703
Building	5,871,177	5,356,750
Leasehold improvements	4,239,294	3,993,247
Furniture, fixtures, and equipment	8,081,698	8,105,152
	22,890,872	22,153,852

Less accumulated depreciation and amortization	(9,708,421)	(8,654,567)
	$13,182,451	$13,499,285

Depreciation expense was $1,138,185 and $998,014 for the years ended December 31, 2012 and 2011, respectively.

NOTE 7 — INTEREST RECEIVABLE AND OTHER ASSETS

Other assets are summarized as follows:

	DECEMBER 31,
	2012	2011
Interest income receivable on loans	$1,202,181	$1,288,107
Interest income receivable on investments	452,293	415,350
Net deferred tax asset	1,670,290	1,957,440
Federal Reserve Bank stock	758,150	1,161,700
Federal Home Loan Bank stock	2,371,600	2,832,100
Cash surrender value of life insurance	11,679,634	11,255,877
Investment in limited partnership	575,090	636,099
Prepaid expenses and other	1,076,827	1,143,615
	$19,786,065	$20,690,288

NOTE 8 — DEPOSITS

Deposit totals were as follows:

	DECEMBER 31,
	2012	2011

Demand	$175,588,439	$130,142,782
NOW accounts	83,861,123	72,867,073
Money market deposit accounts	238,996,864	254,011,364
Savings	30,180,677	18,915,132
Time, under $100,000	20,420,931	22,823,783
Time, $100,000 and over	37,944,616	37,443,869
Total deposits	$586,992,650	$536,204,003

Certificates of deposit issued and their remaining maturities at December 31, 2012, are as follows:

Year ending December 31,
2013	$37,836,890
2014	9,631,638
2015	9,106,322
2016	621,459
2017	1,169,238
$58,365,547

NOTE 9 — FHLB ADVANCES

At December 31, 2012, the Company had no outstanding advances from the Federal Home Loan Bank (“FHLB”). Unused and available advances totaled $163,406,026 at December 31, 2012.  Loans carried at $390,986,187 as of December 31, 2012, were pledged as collateral on advances from the Federal Home Loan Bank.

At December 31, 2011, the Company had advances from the Federal Home Loan Bank (“FHLB”) totaling $3,000,000. All of the total advances outstanding were term advances due in 2012, and there were no overnight open advances. The weighted average interest rate on these advances was 0.99% and interest payments are due monthly. Unused and available advances totaled $130,291,562 at December 31, 2011.  Loans carried at $396,201,683 as of December 31, 2011, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 10 — INTEREST ON DEPOSITS

Interest on deposits was comprised of the following:

	YEARS ENDED DECEMBER 31,
	2012	2011

Savings and other deposits	$678,558	$963,926
Time deposits $100,000 and over	321,832	356,340
Other time deposits	132,123	259,611
	$1,132,513	$1,579,877

NOTE 11 — INCOME TAXES

The provision for income taxes consists of the following:

	YEARS ENDED DECEMBER 31,
	2012	2011
Current
Federal	$2,389,351	$2,356,017
State	525,630	615,065
	2,914,981	2,971,082
Deferred
Federal	(87,789)	260,546
State	(13,036)	(55,322)
	(100,825)	205,224

	$2,814,156	$3,176,306

The components of the Company’s deferred tax assets and liabilities (included in accrued interest and other assets on the consolidated balance sheets, is shown below:

	DECEMBER 31,
	2012	2011
Deferred tax assets:
Deferred loan fees	$92	$125
Allowance for loan losses	3,282,053	3,486,186
Restricted stock expense	63,416	5,037
Accrued vacation	47,867	42,722
Accrued salary continuation liability	740,983	622,043
Deferred compensation	102,166	87,489
Nonaccrual loans	360,025	400,159
Reserve for undisbursed commitments	44,533	49,057
OREO expenses	240,687	150,590
Checking cash rewards	35,134	41,154
State income tax	178,714	209,122
Holding company organization fees	41,711	45,780
	5,137,381	5,139,464
Deferred tax liabilities:
Prepaid expenses	(99,455)	(132,940)
FHLB dividends	(220,188)	(220,188)
Accumulated depreciation	(722,309)	(808,760)
Deferred loan costs	(153,027)	(139,547)
Investment in limited partnership	(290)	(479)
Accrued bonus	(2,634)	1,103
Unrealized gain on securities available for sale	(2,269,188)	(1,881,213)
	(3,467,091)	(3,182,024)

Net deferred income tax asset	$1,670,290	$1,957,440

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

As of December 31, 2012, the Company had a liability for unrecognized tax benefits of $230,000 associated with the California Franchise Tax Board’s (“FTB”) potential exam of our 2010, 2011 and 2012 tax returns, approximately $18,000 of which relates to interest.  The Company believes the $230,000 accrued liability is an adequate reserve for the potential of an exam for the 2010, 2011 and 2012 tax returns.  If recognized, the unrecognized tax benefit would have impacted the 2012 annual effective tax rate by 0.8%.

As of December 31, 2011, the Company had a liability for unrecognized tax benefits of $307,000 associated with the FTB’s exam of our 2008 and 2009 tax return and potential exam of our 2010 and 2011 tax return, approximately $15,000 of which was due to interest.  If recognized, the unrecognized tax benefit would have impacted the 2011 annual effective tax rate by 3.4%.  During 2012, the Company agreed to the settlement terms and made a payment of $190,000 for the 2008/2009 exam, for which the final assessment notice from FTB is pending as December 31, 2012.

Detailed below is a reconciliation of the Company’s unrecognized tax benefits, gross of any related tax benefits, for the year ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011
Beginning balance	$307,000	$144,000
Payments made to State taxing authorities, net of federal deduction	(135,000)	(144,000)
Additions for prior year tax positions	—	221,000
Additions for current year tax positions	58,000	86,000
Ending balance	$230,000	$307,000

The effective tax rate for 2012 and 2011 differs from the current Federal statutory income tax rate as follows:

	YEARS ENDED DECEMBER 31,
	2012	2011

Federal statutory income tax rate	34.0%	34.0%
State taxes, net of federal tax benefit	7.2%	7.2%
Tax exempt interest on municipal securities and loans	(3.2)%	(2.2)%
Tax exempt earnings on bank owned life insurance	(2.0)%	(2.0)%
Stock based compensation	0.1%	0.2%
Low income housing tax credit	(0.7)%	(0.8)%
California enterprise zone tax credits and deductions	(2.8)%	(2.9)%
Other	0.1%	1.6%
Effective tax rate	32.7%	35.1%

Oak Valley Bancorp files a consolidated return in the U.S. Federal tax jurisdiction and a combined report in the State of California tax jurisdiction.  Prior to the formation of Bancorp in 2008, the Company filed in the U.S. Federal and California jurisdictions on a stand-alone basis.  None of the entities are subject to examination by taxing authorities for years before 2009 for U.S. Federal or for years before 2008 for California.

NOTE 12 — STOCK OPTION PLAN

The Company currently has two equity based incentive plans, the Oak Valley Community Bank 1998 Restated Stock Option Plan and the Oak Valley Bancorp 2008 Stock Plan. The 2008 Stock Plan provides for awards in the form of incentive stocks, non-statutory stock options, Stock appreciation rights and restrictive stocks.  Under the 2008 Plan, the Company is authorized to issue 1,500,000 shares of its common stock to key employees and directors as incentive and non-qualified stock options, respectively, at a price equal to the fair value on the date of grant. The Plan provides that the options are exercisable in equal increments over a five-year period from the date of grant or over any other schedule approved by the Board of Directors. All incentive stock options expire no later than ten years from the date of grant.  Future grants are not permitted under the 1998 Stock Plan and will all be issued from the 2008 Stock Plan.

A summary of the status of the Company’s fixed stock option plan and changes during the year are presented below.

	DECEMBER 31, 2012
		Weighted-
		Average
		Exercise
	Shares	Price
Outstanding at beginning of year	281,623	$8.16
Granted	0	$0.00
Exercised	(54,436)	$4.04
Forfeited	0	$0.00
Outstanding at end of year	227,187	$9.15

A summary of the status of the Company’s restricted stock and changes during the year are presented below.

	DECEMBER 31, 2012
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested at beginning of year	13,305	$5.73
Granted	139,375	$6.74
Vested	(2,661)	$5.73
Cancelled	(4,500)	$6.74
Unvested at end of year	145,519	$6.67

	DECEMBER 31,
	2012	2011

Weighted-average fair value of options granted during the year	$ N/A	$ N/A

Intrinsic value of options exercised	$164,164	$8,075

Options exercisable at year end:	226,487	276,123

Weighted average exercise price	$9.16	$8.14
Intrinsic value	$22,420	$157,228
Weighted average remaining contractual life	1.90 years	2.40 years

Options outstanding at year end:	227,187	281,623

Weighted average exercise price	$9.15	$8.16
Intrinsic value	$22,623	$159,787
Weighted average remaining contractual life	1.91 years	2.47 years

There were no tax benefits recorded in the consolidated statements of income during 2012 and 2011 related to the vesting of non-qualified stock options. As of December 31, 2012, there was $1,000 of total unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 1.04 years.

For the year ended December 31, 2012, the Company received proceeds of approximately $220,000 from the exercise of stock options and received income tax benefits of approximately $37,000 related to disqualifying dispositions in the exercise of incentive stock options.

The Company granted 139,375 shares of restricted stock in 2012 with a weighted average fair value of $6.74 per share.  For the year ended December 31, 2012, total compensation expense recorded in the consolidated statements of income related to restricted stock awards was $160,000, with an offsetting tax benefit of $66,000, as this expense is deductible for income tax purposes.  As of December 31, 2012, there was $765,000 of total unrecognized compensation cost related to restricted stock awards which is expected to be recognized over a weighted-average period of 4.09 years.  During 2012, shares of restricted stock awards totaling 2,661 with a fair value of $18,000 were vested and became unrestricted.

For the year ended December 31, 2011, the Company received $9,900 from the exercise of stock options and received no income tax benefits related to the exercise of non-qualified employee stock options and disqualifying dispositions in the exercise of incentive stock options.

The Company granted 13,305 shares of restricted stock in 2011 with a weighted average fair value of $5.73 per share.  For the year ended December 31, 2011, total compensation expense recorded in the consolidated statement of income related to restricted stock awards was $12,000, with an offsetting tax benefit of $5,000, as this expense is deductible for income tax purposes.  As of December 31, 2011, there was $64,000 of total unrecognized compensation cost related to restricted stock awards which is expected to be recognized over a weighted-average period of 4.23 years.  No restricted stock shares vested during 2011.

NOTE 13 — TREASURY CAPITAL PURCHASE PROGRAM

In response to the stresses in the credit markets and to protect and recapitalize the U.S. financial system, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law.  EESA includes the Treasury Capital Purchase Program (the “TCPP”), which was intended to inject liquidity into, and stabilize the financial industry.  On December 1, 2008, we received preliminary approval from the United States Department of the Treasury (the “U.S. Treasury”) to participate in the TCPP.  On December 5, 2008, the Company issued to the U.S. Treasury 13,500 shares of senior preferred stock with a zero par value and a $1,000 per share liquidation preference, along with warrants to purchase 350,346 shares of common stock at a per share exercise price of $5.78, in exchange for aggregate consideration of $13.5 million.  The attached warrants were immediately exercisable and expired 10 years after the issuance date. We were required to comply with restrictions on executive compensation during the period that the U.S. Treasury held an equity position in us through the TCPP.

The proceeds of $13.5 million were allocated between the preferred stock and the warrants with $12.7 million allocated to preferred stock and $833 thousand allocated to the warrants, based on their relative fair value at the time of issuance. The fair value of the preferred stock was estimated using discounted cash flows with a discount rate of 9%. The fair value of the warrants was estimated using the Binomial option pricing model with the following assumptions: 1) risk-free interest rate of 2.66% (the Treasury 10-year yield rate as of warrant issuance date); 2) estimated life of ten years (contractual term of the warrants); 3) volatility of 37.4%; and 4) dividend yield of 1.67%. The discount on the preferred stock (i.e., difference between the initial carrying amount and the liquidation amount) was scheduled to be amortized over a five-year period, using effective yield method.

See Note 3 above for information regarding the Company’s repurchase of the Series A preferred shares from the TCPP, issuance of Series B preferred stock under the SBLF and redemption of warrants in August 2011.

NOTE 14 — EARNINGS PER SHARE

Earnings per share (“EPS”) are based upon the weighted average number of common shares outstanding during each year. The following table shows: (1) weighted average basic shares, (2) effect of dilutive securities related to stock options and non-vested restricted stock, and (3) weighted average diluted shares. Net income available to common stockholders is calculated as net income reduced by dividends accumulated on preferred stock. Basic EPS are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period, excluding unvested restricted stock awards. Diluted EPS are calculated using the weighted average diluted shares. The total dilutive shares included in annual diluted EPS is a year-to-date weighted average of the total dilutive shares included in each quarterly diluted EPS computation under the treasury stock method. We have two forms of outstanding common stock: common stock and unvested restricted stock awards. Holders of restricted stock awards receive non-forfeitable dividends at the same rate as common stockholders and they both share equally in undistributed earnings.

The Company’s calculation of earnings per share (“EPS”) including basic EPS, which does not consider the effect of common stock equivalents and diluted EPS, which considers all dilutive common stock equivalents is as follows:

	YEAR ENDED DECEMBER 31, 2012
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net earnings available to common shareholders	$5,328,980	7,740,990	$0.69

Effect of dilutive securities:
Stock options	—	9,647
Non-vested restricted stock	—	16,108
Total dilutive shares		25,755

Diluted EPS:
Net earnings available to common shareholders plus assumed conversions	$5,328,980	7,766,745	$0.69

Anti-dilutive options to purchase 208,375 shares of common stock in prices ranging from $7.20 to $15.67 were outstanding during 2012. They were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. These options begin to expire in 2015.

During 2012, anti-dilutive non-vested restricted stock grants of 740 weighted average shares of common stock were outstanding with a grant date fair value price of $7.20. These shares were anti-dilutive because the fair value of the grant was higher than the average market price of the common shares.

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

NOTE 15 — COMMITMENTS AND CONTINGENCIES

The Company is obligated for rental payments under certain operating lease agreements, some of which contain renewal options and escalation clauses that provide for increased rentals. Total rental expense for the years ended December 31, 2012 and 2011, was $890,000 and $884,000, respectively.

At December 31, 2012, the future minimum commitments under these operating leases are as follows:

Year ending December 31,
2013	$869,241
2014	848,214
2015	653,087
2016	494,301
2017	363,436
Thereafter	1,623,146
$4,851,425

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

Financial instruments at December 31, 2012 whose contract amounts represent credit risk:

Contract
Amount

Undisbursed loan commitments	$29,584,667
Checking reserve	1,206,517
Equity lines	10,872,517
Standby letters of credit	539,942
$42,203,643

Commitments to extend credit, including undisbursed loan commitments and equity lines, are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant, equipment and income-producing commercial properties.

Checking reserves are lines of credit associated consumer deposit accounts that meet qualification standards for extension of credit if the deposit account were to become overdraft.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

NOTE 16 — FINANCIAL INSTRUMENTS

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of December 31, 2012 and 2011. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change. The following methods and assumptions are used by the Company.

Cash and cash equivalents — The carrying amounts of cash and cash equivalents approximate their fair value.

Restricted Equity Securities—   The carrying amounts of the stock the Company’s owns in FRB and FHLB approximate their fair value and are considered a level 2 valuation.

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

The estimated fair values of the Company’s financial instruments at December 31, 2012 were as follows:

			Hierarchy
	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$141,334,998	$141,334,998	1
Restricted equity securities	3,129,750	3,129,750	2
Loans, net	382,411,361	398,029,908	3
Interest receivable	1,654,474	1,654,474	2

Financial liabilities:
Deposits	(586,992,650)	(587,430,712)	3
Interest payable	(67,958)	(67,958)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(422,036)	3

The estimated fair values of the Company’s financial instruments at December 31, 2011 were as follows:

			Hierarchy
	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$101,084,775	$101,084,775	1
Restricted equity securities	3,993,800	3,993,800	2
Loans, net	386,958,076	401,051,975	3
Interest receivable	1,703,457	1,703,457	2

Financial liabilities:
Deposits	(536,204,003)	(536,791,880)	3
FHLB advance	(3,000,000)	(3,002,834)	2
Interest payable	(129,272)	(129,272)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(464,029)	3

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis for the years ended December 31, 2012 and 2011 are summarized below:

	Fair Value Measurements at December 31, 2012 Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities
U.S. agencies	$55,517,059	$0	$55,517,059	$0
Collateralized mortgage obligations	12,604,384	0	12,604,384	0
Municipalities	26,992,288	0	26,992,288	0
SBA Pools	1,178,308	0	1,178,308	0
Corporate debt	4,705,602	0	4,705,602	0
Mutual Fund	2,868,240	2,868,240	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired Loans	$4,980,341	$0	$0	$4,980,341
Other real estate owned	$0	$0	$0	$0

	Fair Value Measurements at December 31, 2011 Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities
U.S. agencies	$54,809,308	$0	$54,809,308	$0
Collateralized mortgage obligations	12,094,472	0	12,094,472	0
Municipalities	16,972,042	0	16,972,042	0
SBA Pools	1,236,421	0	1,236,421	0
Corporate debt	1,814,284	0	1,814,284	0
Mutual Fund	2,768,332	2,768,332	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired Loans	$4,650,738	$0	$0	$4,650,738
Other real estate owned	$244,375	$0	$0	$244,375

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

NOTE 18 — RELATED PARTY TRANSACTIONS

The Company, in the normal course of business, makes loans and receives deposits from its directors, officers, principal shareholders, and their associates. In management’s opinion, these transactions are on substantially the same terms as comparable transactions with other customers of the Company. Loans to directors, officers, shareholders, and affiliates are summarized below:

	YEARS ENDED DECEMBER 31,
	2012	2011

Aggregate amount outstanding, beginning of year	$6,178,238	$8,019,148
New loans or advances during year	5,354,389	1,441,886
Repayments during year	(3,156,886)	(3,282,796)
Aggregate amount outstanding, end of year	$8,375,741	$6,178,238

Related party deposits totaled $59,025,000 and $13,893,000 at December 31, 2012 and 2011, respectively.

NOTE 19 — PROFIT SHARING PLAN

The profit sharing plan to which both the Company and eligible employees contribute was established in 1995. Bank contributions are voluntary and at the discretion of the Board of Directors. Contributions were approximately $335,000 and $283,000 for the years ended December 31, 2012 and 2011, respectively.

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

Future compensation under both plans is earned for services rendered through retirement. The Company accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the plans. The Company’s current benefit liability is determined based on vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which average approximately 20 years. At December 31, 2012 and 2011, $1,800,000 and $1,511,000, respectively, has been accrued to date, and is included in other liabilities on the consolidated balance sheets.

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

The combined cash surrender value of all Bank-owned life insurance policies was $11,679,634 and $11,255,877 at December 31, 2012 and 2011, respectively. The cash surrender value of the life insurance policies is included in other assets on the consolidated balance sheets (Note 7).

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table on the next page) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2012, that the Bank and Company meets all capital adequacy requirements to which they are subject.

As of December 31, 2011, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since notification that management believes have changed the Bank’s category.

The Company and Bank’s actual capital amounts and ratios at December 31, 2012 and 2011, are presented in the following table.

					To be well
					capitalized under
			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Capital ratios for Bank:

As of December 31, 2012
Total capital (to Risk- Weighted Assets)	$72,230,000	16.0%	$36,028,000	≥8.0%	$45,035,000	≥10.0%
Tier I capital (to Risk- Weighted Assets)	$66,570,000	14.8%	$18,014,000	≥4.0%	$27,021,000	≥6.0%
Tier I capital (to Average Assets)	$66,570,000	10.3%	$25,848,000	≥4.0%	$32,310,000	≥5.0%

As of December 31, 2011
Total capital (to Risk- Weighted Assets)	$73,562,000	16.2%	$36,384,000	≥8.0%	$45,481,000	≥10.0%
Tier I capital (to Risk- Weighted Assets)	$67,835,000	14.9%	$18,192,000	≥4.0%	$27,288,000	≥6.0%
Tier I capital (to Average Assets)	$67,835,000	11.4%	$23,807,000	≥4.0%	$29,759,000	≥5.0%

Capital ratios for Bancorp:

As of December 31, 2012
Total capital (to Risk- Weighted Assets)	$72,376,000	16.1%	$36,030,000	≥8.0%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$66,716,000	14.8%	$18,015,000	≥4.0%	N/A	N/A
Tier I capital (to Average Assets)	$66,716,000	10.3%	$25,850,000	≥4.0%	N/A	N/A

As of December 31, 2011
Total capital (to Risk- Weighted Assets)	$73,439,000	16.2%	$36,387,000	≥8.0%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$67,712,000	14.9%	$18,193,000	≥4.0%	N/A	N/A
Tier I capital (to Average Assets)	$67,712,000	11.4%	$23,809,000	≥4.0%	N/A	N/A

OAK VALLEY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.  PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS

Cash	$202,934	$20,526
Investment in bank subsidiary	69,821,699	70,524,665
Other assets	28,466	25,565

Total Assets	$70,053,099	$70,570,756

LIABILITIES AND SHAREHOLDERS’ EQUITY

Other liabilities	$84,375	$168,750

Total liabilities	$84,375	$168,750

Shareholders’ equity
Series B Preferred stock, no par value; $1,000 per share liquidation preference, 10,000,000 shares authorized, 6,750 and 13,500 issued and outstanding at December 31, 2012 and 2011, respectively	6,750,000	13,500,000
Common stock, no par value; 50,000,000 shares authorized, 7,907,780 and 7,718,469 shares issued and outstanding at December 31, 2012 and 2011, respectively	23,673,210	23,453,443
Additional paid-in capital	2,341,814	2,128,700
Retained earnings	33,958,737	28,629,757
Accumulated other comprehensive income, net of tax	3,244,963	2,690,106

Total shareholders’ equity	69,968,724	70,402,006

Total liabilities and shareholders’ equity	$70,053,099	$70,570,756

OAK VALLEY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.  PARENT ONLY CONDENSED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2012	2011
INCOME
Dividends declared by subsidiary	$7,286,250	$1,152,500
Total income	7,286,250	1,152,500

EXPENSES
Salary expense	71,000	70,000
Employee benefit expense	175,896	0
Legal expense	43,632	86,224
Other operating expenses	119,255	66,587
Total non-interest expense	409,783	222,811

Income before equity in undistributed income of subsidiary	6,876,467	929,689

Equity in undistributed net (loss) income of subsidiary	(1,257,823)	4,839,209
Income before income tax benefit	5,618,644	5,768,898

Income tax benefit	162,211	91,697

Net Income	$5,780,855	$5,860,595

Preferred Stock dividends and accretion	451,875	1,161,056

Net income available to common shareholders	$5,328,980	$4,699,539

OAK VALLEY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23.  PARENT ONLY CONDENSED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF CASHFLOWS

	YEAR ENDED DECEMBER 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,780,855	$5,860,595
Adjustments to reconcile net earnings to net cash from operating activities:
Undistributed net loss (income) of subsidiary	1,257,823	(4,839,209)
Stock based compensation	175,896	0
Excess tax benefits from stock-based payment arrangements	(37,218)	0
(Decrease) increase in other liabilities	(84,375)	168,750
Decrease (increase) in other assets	34,317	(3,086)
Net cash from operating activities	7,127,298	1,187,050

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Series A Preferred Stock	0	(13,500,000)
Repurchase of Series B Preferred Stock	(6,750,000)	0
Proceeds from Series B Preferred Stock issued	0	13,500,000
Preferred stock dividend payment	(451,875)	(761,249)
Payment to repurchase U.S. Treasury Warrant	0	(560,000)
Proceeds from sale of common stock and exercise of stock options	219,767	9,894
Excess tax benefits from stock-based payment arrangements	37,218	0
Net cash used in financing activities	(6,944,890)	(1,311,355)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	182,408	(124,305)

CASH AND CASH EQUIVALENTS, beginning of period	20,526	144,831

CASH AND CASH EQUIVALENTS, end of period	$202,934	$20,526

24.  SUBSEQUENT EVENTS

On March 13, 2013, Oak Valley Bancorp repurchased from the U.S. Treasury 6,750 shares of Non-Cumulative Perpetual Preferred Stock, Series B. The aggregate consideration paid to the U.S. Treasury was $6,817,500, reflecting $6,750,000 paid for the repurchase, and $67,500 paid for accrued dividends. Oak Valley Bancorp had originally issued 13,500 shares of Non-Cumulative Perpetual Preferred Stock, Series B to the U.S. Treasury in September 2011 in connection with Oak Valley Bancorp’s participation in the U.S. Treasury Small Business Lending Fund (SBLF) Program. In May 2012, however, Oak Valley Bancorp had repurchased 6,750 shares of Non-Cumulative Perpetual Preferred Stock, Series B from the U.S. Treasury. So, no shares of Non-Cumulative Perpetual Preferred Stock, Series B are now outstanding as a result of the current repurchase.

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