Form 10-Q
period 2013-03-31
Oak Valley Bancorp
filed 2013-05-14
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  7,914,730 shares of common stock outstanding as of April 30, 2013.

Oak Valley Bancorp

March 31, 2013

		Page
PART I — FINANCIAL INFORMATION		2

Item 1.	Consolidated Financial Statements	2

Condensed Consolidated Balance Sheets at March 31, 2013 (Unaudited), and December 31, 2012		2

Condensed Consolidated Statements of Income (Unaudited) for the Three Month Periods Ended March 31, 2013 and March 31, 2012		3

Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Month Periods Ended March 31, 2013 and March 31, 2012		4

Condensed Consolidated Statements of Changes of Shareholders’ Equity for the Three-Month Period Ended March 31, 2013 (Unaudited) and the Year Ended December 31, 2012		5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three-Month Periods Ended March 31, 2013 and March 31, 2012		6

Notes to Condensed Consolidated Financial Statements		7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	38

PART II — OTHER INFORMATION		39

Item 1.	Legal Proceedings	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	40

PART I — FINANCIAL STATEMENTS

Item 1. Consolidated Financial Statements (Unaudited)

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

AT MARCH 31, 2013 (UNAUDITED) AND DECEMBER 31, 2012 (AUDITED)

	March 31,	December 31,
	2013	2012
ASSETS

Cash and due from banks	$96,098,169	$130,799,998
Federal funds sold	21,770,000	10,535,000
Cash and cash equivalents	117,868,169	141,334,998

Securities available for sale	114,578,829	103,865,881
Loans, net of allowance for loan losses of $7,743,439 and $7,974,975 at March 31, 2013 and December 31, 2012, respectively	381,631,757	382,411,361
Bank premises and equipment, net	12,917,443	13,182,451
Other real estate owned	970,632	0
Interest receivable and other assets	20,451,484	19,786,065

	$648,418,314	$660,580,756

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$580,214,881	$586,992,650
Interest payable and other liabilities	4,105,189	3,619,382
Total liabilities	584,320,070	590,612,032

Commitments and contingencies

Shareholders’ equity
Series B Preferred stock, no par value; $1,000 per share liquidation preference, 10,000,000 shares authorized, 13,500 shares issued and outstanding at December 31, 2012	0	6,750,000
Common stock, no par value; 50,000,000 shares authorized, 7,914,730 and 7,907,780 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	23,758,210	23,673,210
Additional paid-in capital	2,378,110	2,341,814
Retained earnings	35,190,668	33,958,737
Accumulated other comprehensive income, net of tax	2,771,256	3,244,963

Total shareholders’ equity	64,098,244	69,968,724

	$648,418,314	$660,580,756

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2013 AND MARCH 31, 2012

	THREE MONTHS ENDED MARCH 31,
	2013	2012
INTEREST INCOME
Interest and fees on loans	$5,232,140	$5,715,043
Interest on securities available for sale	786,775	833,685
Interest on federal funds sold	6,756	5,067
Interest on deposits with banks	57,374	29,806
Total interest income	6,083,045	6,583,601

INTEREST EXPENSE
Deposits	233,813	315,217
FHLB advances	—	4,707
Total interest expense	233,813	319,924

Net interest income	5,849,232	6,263,677
PROVISION FOR LOAN LOSSES	100,000	300,000

Net interest income after provision for loan losses	5,749,232	5,963,677

OTHER INCOME
Service charges on deposits	286,718	281,078
Earnings on cash surrender value of life insurance	100,547	105,000
Mortgage commissions	50,514	47,409
Gains on called securities	18,352	21,547
Other	328,503	376,192
Total non-interest income	784,634	831,226

OTHER EXPENSES
Salaries and employee benefits	2,543,919	2,575,563
Occupancy expenses	740,007	750,874
Data processing fees	304,518	277,861
OREO expenses	—	20,074
Regulatory assessments (FDIC & DFI)	120,000	117,000
Other operating expenses	930,641	855,392
Total non-interest expense	4,639,085	4,596,764

Net income before provision for income taxes	1,894,781	2,198,139

PROVISION FOR INCOME TAXES	595,350	737,234
NET INCOME	$1,299,431	$1,460,905

Preferred stock dividends	67,500	168,750
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,231,931	$1,292,155

NET INCOME PER COMMON SHARE	$0.16	$0.17

NET INCOME PER DILUTED COMMON SHARE	$0.16	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2013 AND MARCH 31, 2012

	THREE MONTHS ENDED MARCH 31,
	2013	2012

Net income	$1,299,431	$1,460,905
Available for sale securities:
Gross unrealized loss arising during the year	(786,588)	(434,031)
Reclassification adjustment for gains realized in net income (net of income tax of $7,552 and $8,867 for the 2013 and 2012 periods, respectively)	(10,800)	(12,680)
Income tax benefit related to unrealized losses	323,681	178,604
Other comprehensive loss	(473,707)	(268,107)
Comprehensive income	$825,724	$1,192,798

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2012 AND THE THREE-MONTH PERIOD ENDED MARCH 31, 2013 (UNAUDITED)

	YEAR ENDED DECEMBER 31, 2012 AND THREE MONTHS ENDED MARCH 31, 2013
							Accumulated
					Additional		Other	Total
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity

Balances, January 1, 2012	7,718,469	$23,453,443	13,500	$13,500,000	$2,128,700	$28,629,757	$2,690,106	$70,402,006
Stock options exercised	54,436	219,767						219,767
Tax benefit on stock options exercised					37,218			37,218
Restricted stock issued	134,875
Repurchase of Series B preferred stock			(6,750)	$(6,750,000)				(6,750,000)
Preferred stock dividend payments						(451,875)		(451,875)
Stock based compensation					175,896			175,896
Other comprehensive income							554,857	554,857
Net income						5,780,855		5,780,855
Balances, December 31, 2012	7,907,780	$23,673,210	6,750	$6,750,000	$2,341,814	$33,958,737	$3,244,963	$69,968,724

Stock options exercised	11,250	85,000						85,000
Restricted stock cancelled	(4,300)
Repurchase of Series B preferred stock			(6,750)	$(6,750,000)				(6,750,000)
Preferred stock dividend payments						(67,500)		(67,500)
Stock based compensation					36,296			36,296
Other comprehensive loss							(473,707)	(473,707)
Net income						1,299,431		1,299,431
Balances, March 31, 2013	7,914,730	$23,758,210	0	$0	$2,378,110	$35,190,668	$2,771,256	$64,098,244

The accompanying notes are an integral part of these consolidated financial statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2013 AND MARCH 31, 2012

	THREE MONTHS ENDED MARCH 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,299,431	$1,460,905
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for loan losses	100,000	300,000
Increase (decrease) in deferred fees/costs, net	16,891	(61,865)
Depreciation	289,782	281,490
Amortization of investment securities, net	74,766	38,817
Stock based compensation	36,296	24,569
Excess tax benefits from stock-based payment arrangements	0	(32,842)
Gain on sale of premises and equipment	0	(21,875)
OREO write downs and (gain)/losses on sale	0	(3,548)
Gain on called available for sale securities	(18,352)	(21,547)
Earnings on cash surrender value of life insurance	(100,547)	(105,000)
Increase in interest payable and other liabilities	485,807	627,473
Increase in interest receivable	(94,962)	(115,485)
Increase in other assets	(138,677)	(470,831)
Net cash from operating activities	1,950,435	1,900,261

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(18,690,316)	(21,970,982)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	7,116,014	6,108,382
Net (increase) decrease in loans	(307,919)	2,501,095
Purchase of FRB Stock	0	(1,450)
Redemption of FHLB stock	0	135,300
Proceeds from sale of OREO	0	247,923
Proceeds from sales of premises and equipment	0	21,875
Net purchases of premises and equipment	(24,774)	(75,317)
Net cash (used in) investing activities	(11,906,995)	(13,033,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
FHLB payments	0	(3,000,000)
Preferred stock dividend payment	(67,500)	(168,750)
Repurchase of Series B preferred stock	(6,750,000)	0
Net decrease in demand deposits and savings accounts	(6,323,636)	(17,538,864)
Net (decrease) increase in time deposits	(454,133)	62,152
Excess tax benefits from stock-based payment arrangements	0	32,842
Proceeds from sale of common stock and exercise of stock options	85,000	108,753
Net cash used in financing activities	(13,510,269)	(20,503,867)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(23,466,829)	(31,636,780)

CASH AND CASH EQUIVALENTS, beginning of period	141,334,998	101,084,775

CASH AND CASH EQUIVALENTS, end of period	$117,868,169	$69,447,995

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$234,626	$339,172
Income taxes	$40,000	$0

NON-CASH INVESTING ACTIVITIES:
Real estate acquired through foreclosure	$970,632	$0
Change in unrealized gain on available-for-sale securities	$(804,940)	$(455,578)

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

The interim consolidated financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results of a full year’s operations.  Certain prior year amounts have been reclassified to conform to the current year presentation. There was no effect on net income or shareholders’ equity.  For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2012.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The update requires an entity to offset, and present as a single net amount, a recognized eligible asset and a recognized eligible liability when it has an unconditional and legally enforceable right of setoff and intends either to settle the asset and liability on a net basis or to realize the asset and settle the liability simultaneously. The ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013 and did not have a material impact on the Company’s consolidated financial statements.

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. The Update clarifies that ASU. 2011-11 applies only to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement are no longer subject to the disclosure requirements in ASU. 2011-11.  The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013 and did not have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The Update requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012 and did not have a material impact on the Company’s consolidated financial statements.

NOTE 3 — PREFERRED STOCK REPURCHASE AND WARRANT REDEMPTION

In August 2011, the Company repurchased the $13,500,000 of Series A Preferred Stock originally issued to the U.S. Treasury in December 2008 in connection with the Company’s participation in the Capital Purchase Program (“CPP”).  The Company simultaneously issued $13,500,000 in Series B Preferred Stock to the U.S. Treasury under the Small Business Lending Funding (“SBLF”) program.  Subsequently, the Company fully redeemed a warrant to purchase 350,346 shares of its Common Stock, at the exercise price of $5.78 per share that the Company had granted to the U.S. Treasury pursuant to the CPP, for a purchase price of $560,000, which settled in September 2011

In May 2012, the Company repurchased from the U.S. Treasury 6,750 shares of Series B Preferred Stock for aggregate consideration of $6.75 million.  In March 2013, the Company repurchased the remaining 6,750 shares of Series B Preferred Stock for aggregate consideration of $6.75 million plus $67,500 for accrued interest.  As of March 31, 2013, there are no outstanding shares of Series B Preferred Stock.

NOTE 4 — SECURITIES

The amortized cost and estimated fair values of debt securities as of March 31, 2013 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. agencies	$53,984,164	$2,737,470	$(50,104)	$56,671,530
Collateralized mortgage obligations	11,293,930	823,268	—	12,117,198
Municipalities	32,936,971	1,489,595	(319,122)	34,107,444
SBA Pools	1,163,656	—	(814)	1,162,842
Corporate debt	4,676,385	59,012	(1,671)	4,733,726
Asset Backed Securities	2,914,298	—	(549)	2,913,749
Mutual Fund	2,899,936	—	(27,596)	2,872,340
	$109,869,340	$5,109,345	$(399,856)	$114,578,829

The following tables detail the gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013.

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$6,387,199	$(50,104)	$—	$—	$6,387,199	$(50,104)
Collateralized mortgage obligations	—	—	—	—	—	—
Municipalities	8,918,631	(270,144)	1,106,673	(48,978)	10,025,304	(319,122)
SBA Pools	867,039	(612)	290,932	(202)	1,157,971	(814)
Corporate debt	748,329	(1,671)	—	—	748,329	(1,671)
Asset Backed Securities	2,913,750	(549)	—	—	2,913,750	(549)
Mutual Fund	2,872,340	(27,596)	—	—	2,872,340	(27,596)
Total temporarily impaired securities	$22,707,288	$(350,676)	$1,397,605	$(49,180)	$24,104,893	$(399,856)

At March 31, 2013, there were two municipalities and one SBA pool that comprised the total securities in an unrealized loss position for greater than 12 months and three agencies, thirteen municipalities, two corporate bonds and four SBA pools that make up the total securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary.  This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and volatility of the security’s fair value.  Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes and the Bank does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities at March 31, 2013, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$12,754,411	$12,724,159
Due after one year through five years	18,085,561	19,451,869
Due after five years through ten years	35,010,887	36,438,105
Due after ten years	44,018,481	45,964,696
	$109,869,340	$114,578,829

The amortized cost and estimated fair values of debt securities as of December 31, 2012, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. agencies	$52,607,537	$2,949,355	$(39,833)	$55,517,059
Collateralized mortgage obligations	11,698,399	905,985	—	12,604,384
Municipalities	25,323,157	1,727,206	(58,075)	26,992,288
SBA Pools	1,178,242	86	(20)	1,178,308
Corporate debt	4,669,390	37,048	(836)	4,705,602
Mutual Fund	2,874,727	—	(6,487)	2,868,240
	$98,351,452	$5,619,680	$(105,251)	$103,865,881

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

We recognized a gain of $18,000 for the three month period ended March 31, 2013, on certain available-for-sale securities that were partially called, which compares to $22,000 in the same period of 2012.  There were no sales of available-for-sale securities during the first three months of 2012 and 2011.

Securities carried at $55,252,000 and $56,484,000 at March 31, 2013 and December 31, 2012, respectively, were pledged to secure deposits of public funds.

NOTE 5 — LOANS

Our customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of March 31, 2013, approximately 82% of the Bank’s loans are commercial real estate loans which include construction loans. Approximately 9% of the Bank’s loans are for general commercial uses including professional, retail, and small business. Additionally, 7% of the Company’s loans are for residential real estate and other consumer loans. The remaining 2% are agriculture loans.   Loan totals were as follows:

	March 31, 2013	December 31, 2012
Commercial real estate:
Commercial real estate- construction	$4,682,262	$6,581,854
Commercial real estate- mortgages	281,706,834	278,766,279
Land	13,430,380	14,269,477
Farmland	19,906,336	16,456,921
Commercial and industrial	34,922,105	36,528,505
Consumer	924,782	1,095,801
Consumer residential	24,589,781	25,659,090
Agriculture	9,829,458	11,628,260
Total loans	389,991,938	390,986,187

Less:
Deferred loan fees and costs, net	(616,742)	(599,851)
Allowance for loan losses	(7,743,439)	(7,974,975)
Net loans	$381,631,757	$382,411,361

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Bank avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Bank also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2013, commercial real estate loans equal to approximately 35.8% of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.

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

Non-accrual loans, segregated by class of loans, were as follows:

	March 31, 2013	December 31, 2012
Commercial real estate:
Commercial real estate- construction	$142,595	$126,427
Commercial real estate- mortgages	2,033,156	3,345,098
Land	2,360,579	2,419,223
Farmland	0	0
Commercial and industrial	20,691	21,311
Consumer	0	0
Consumer residential	910,998	1,010,998
Agriculture	0	0
Total non-accrual loans	$5,468,019	$6,923,057

Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income of approximately $176,000 in three month period ended March 31, 2013, as compared to $154,000 in the same period of 2012.

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of March 31, 2013:

March 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$142,595	$142,595	$4,539,667	$4,682,262	$0
Commercial R.E. - mortgages	1,385,035	0	1,628,146	3,013,181	278,693,653	281,706,834	0
Land	2,767,713	0	1,820,703	4,588,416	8,841,964	13,430,380	0
Farmland	102,511	0	0	102,511	19,803,825	19,906,336	0
Commercial and industrial	378,024	0	0	378,024	34,544,081	34,922,105	0
Consumer	0	0	0	0	924,782	924,782	0
Consumer residential	0	0	910,998	910,998	23,678,783	24,589,781	0
Agriculture	0	0	0	0	9,829,458	9,829,458	0
Total	$4,633,283	$0	$4,502,442	$9,135,725	$380,856,213	$389,991,938	$0

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of December 31, 2012:

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$126,427	$126,427	$6,455,427	$6,581,854	$0
Commercial R.E. - mortgages	55,089	623,118	2,386,688	3,064,895	275,701,384	278,766,279	0
Land	0	54,427	2,364,797	2,419,224	11,850,253	14,269,477	0
Farmland	0	0	0	0	16,456,921	16,456,921	0
Commercial and industrial	16,138	0	0	16,138	36,512,367	36,528,505	0
Consumer	0	0	0	0	1,095,801	1,095,801	0
Consumer residential	0	0	1,010,998	1,010,998	24,648,092	25,659,090	0
Agriculture	0	0	0	0	11,628,260	11,628,260	0
Total	$71,227	$677,545	$5,888,910	$6,637,682	$384,348,505	$390,986,187	$0

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Bank will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. There was no interest income realized on impaired loans for the three months ended March 31, 2013 and 2012. Average recorded investment in impaired loans was $6,566,000 for the three months ended March 31, 2013, as compared to $6,944,000 for the same period of 2012.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Impaired loans as of March 31, 2013 and December 31, 2012 are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
March 31, 2013
Commercial real estate:
Commercial R.E. - construction	$209,195	$0	$142,595	$142,595	$3,635	$134,511
Commercial R.E. - mortgages	4,098,518	1,085,317	947,839	2,033,156	22,377	3,059,126
Land	6,779,176	0	2,360,579	2,360,579	492,292	2,389,901
Farmland	0	0	0	0	0	0
Commercial and Industrial	27,690	20,691	0	20,691	0	21,001
Consumer	0	0	0	0	0	0
Consumer residential	1,109,187	846,416	64,583	910,998	74,303	960,998
Agriculture	0	0	0	0	0	0
Total	$12,223,766	$1,952,424	$3,515,596	$5,468,019	$592,607	$6,565,537

December 31, 2012
Commercial real estate:
Commercial R.E. - construction	$193,027	$0	$126,427	$126,427	$2,872	$222,757
Commercial R.E. - mortgages	5,728,716	1,875,320	1,469,777	3,345,097	136,015	3,093,523
Land	6,866,869	663,232	1,755,991	2,419,223	409,656	2,833,250
Farmland	0	0	0	0	0	0
Commercial and Industrial	27,812	21,311	0	21,311	0	52,822
Consumer	0	0	0	0	0	0
Consumer residential	1,034,884	1,010,999	0	1,010,999	0	534,578
Agriculture	0	0	0	0	0	0
Total	$13,851,308	$3,570,862	$3,352,195	$6,923,057	$548,543	$6,736,930

Troubled Debt Restructurings —  In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s internal underwriting policy.

At March 31, 2013, there were 5 loans and leases that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $2,524,000.  At December 31, 2012, there were 6 loans and leases that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $2,567,000.  The decrease of one TDR loan during the first three months of 2013 is due to a foreclosure on a loan totaling $54,000 and is included in OREO as of March 31, 2013.  At March 31, 2013 and December 31, 2012 there were unfunded commitments of $1,749,000 and $1,697,000, respectively, on one loan classified as a troubled debt restructure because of an agreement with a borrower to continue advancing funds and covering overhead costs on a residential development project.  The Bank will receive proceeds to pay down the principal as the residential properties sell.  We have allocated $496,000 and $413,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of March 31, 2013 and December 31, 2012, respectively.

During the three month period ended March 31, 2013, the terms of one loan were modified as troubled debt restructurings. The modification of the terms of such loans typically includes one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date; or a temporary payment modification in which the payment amount allocated towards principal was reduced. In some cases, a permanent reduction of the accrued interest on the loan is conceded.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ended March 31, 2013 and 2012:

	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial real estate:
Commercial R.E. - construction	0	$0	$0	0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	1	541,594	541,594	0	0	0
Farmland	0	0	0	0	0	0
Commercial and Industrial	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Total	1	$541,594	$541,594	0	$0	$0

The troubled debt restructuring during the three months ended March 31, 2013 did not increase the allowance for loan losses as a result of loan modifications because the loans are evaluated as an impaired loan and a specific valuation allowance would have already been allocated, if necessary, prior to the loan modification.  There were no charge-offs as a result of loan modifications, as the contractual balances outstanding were determined to be collectible.

The following table presents loans by class modified as troubled debt restructurings within the previous twelve months and for which there was a payment default during the three month periods ended March 31, 2013 and 2012.

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial real estate:
Commercial R.E. - construction	0	0	0	$0
Commercial R.E. - mortgages	0	0	0	0
Land	0	0	1	571,594
Farmland	0	0	0	0
Commercial and Industrial	0	0	0	0
Consumer	0	0	0	0
Consumer residential	0	0	0	0
Agriculture	0	0	0	0
Total	0	$0	1	$571,594

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

As of March 31, 2013, there are no loans that are classified with a risk grade of 8- Loss.

The following table presents weighted average risk grades of our loan portfolio:

	March 31, 2013	December 31, 2012
	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.35	3.23
Commercial real estate - mortgages	3.19	3.22
Land	4.62	4.56
Farmland	3.03	3.04
Commercial and Industrial	3.10	3.09
Consumer	2.39	2.55
Consumer residential	3.16	3.17
Agriculture	3.59	3.50
Total gross loans	3.23	3.25

The following table presents risk grade totals by class of loans as of March 31, 2013 and December 31, 2012.  Risk grades 1 through 4 have been aggregated in the “Pass” line.

Dollars in thousands	Commercial R.E. Construction	Commercial R.E. Mortgages	Land	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

March 31, 2013
Pass	$4,539,667	$269,196,191	$8,302,088	$19,906,336	$33,849,455	$908,027	$23,289,371	$8,517,739	$368,508,874
Special mention	—	7,738,719	—	—	273,652	—	—	1,311,719	9,324,090
Substandard	142,595	4,771,924	5,128,292	—	798,998	16,755	1,300,410	—	12,158,974
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$4,682,262	$281,706,834	$13,430,380	$19,906,336	$34,922,105	$924,782	$24,589,781	$9,829,458	$389,991,938

December 31, 2012
Pass	$6,455,427	$263,567,665	$8,974,864	$16,456,921	$35,435,491	$1,079,583	$24,257,465	$10,291,678	$366,519,094
Special mention	—	7,832,840	—	—	280,631	—	—	1,336,582	9,450,053
Substandard	126,427	7,365,774	5,294,613	—	812,383	16,218	1,401,625	—	15,017,040
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$6,581,854	$278,766,279	$14,269,477	$16,456,921	$36,528,505	$1,095,801	$25,659,090	$11,628,260	$390,986,187

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

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2013 and 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses

For the Three Months Ended March 31, 2013 and 2012

	Commercial	Commercial		Consumer
	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Three Months Ended March 31, 2013
Beginning balance	$6,571,290	$473,727	$50,062	$383,653	$285,734	$210,509	$7,974,975
Charge-offs	(236,114)	0	(4,343)	(100,000)	0	0	(340,457)
Recoveries	6,096	0	880	1,945		0	8,921
Provision	194,241	(3,586)	(3,135)	153,169	(82,122)	(158,567)	100,000
Ending balance	$6,535,513	$470,141	$43,464	$438,767	$203,612	$51,942	$7,743,439

Three Months Ended March 31, 2012
Beginning balance	$6,969,004	$606,307	$65,060	$347,905	$363,174	$257,724	$8,609,174
Charge-offs	(1,106,790)	0	(18,642)	0	0	0	(1,125,432)
Recoveries	4,707	0	1,835	1,864	0	0	8,406
Provision	622,611	(51,387)	1,698	27,309	(65,317)	(234,914)	300,000
Ending balance	$6,489,532	$554,920	$49,951	$377,078	$297,857	$22,810	$7,792,148

The following table details the allowance for loan losses and ending gross loan balances as of March 31, 2013 and December 31, 2012, summarized by collective and individual evaluation methods of impairment.

	Commercial	Commercial		Consumer
	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
March 31, 2013
Allowance for loan losses for loans:
Individually evaluated for impairment	$518,304	$0	$0	$74,303	$0	$0	$592,607
Collectively evaluated for impairment	6,017,209	470,141	43,464	364,464	203,612	51,942	7,150,832
	$6,535,513	$470,141	$43,464	$438,767	$203,612	$51,942	$7,743,439

Ending gross loan balances:
Individually evaluated for impairment	$4,536,330	$20,691	$0	$910,998	$0	$0	$5,468,019
Collectively evaluated for impairment	315,189,482	34,901,414	924,782	23,678,783	9,829,458	0	384,523,919
	$319,725,812	$34,922,105	$924,782	$24,589,781	$9,829,458	$0	$389,991,938

December 31, 2012
Allowance for loan losses for loans:
Individually evaluated for impairment	$548,543	$0	$0	$0	$0	$0	$548,543
Collectively evaluated for impairment	6,022,747	473,727	50,062	383,653	285,734	210,509	7,426,432
	$6,571,290	$473,727	$50,062	$383,653	$285,734	$210,509	$7,974,975

Ending balances of loans:
Individually evaluated for impairment	$5,890,748	$21,311	$0	$1,010,998	$0	$0	$6,923,057
Collectively evaluated for impairment	310,183,783	36,507,194	1,095,801	24,648,092	11,628,260	0	384,063,130
	$316,074,531	$36,528,505	$1,095,801	$25,659,090	$11,628,260	$0	$390,986,187

Changes in the reserve for off-balance-sheet commitments were as follows:

	THREE MONTHS ENDED MARCH 31,
	2013	2012

Balance, beginning of period	$108,209	$119,202
Provision charged (recovery) to operations for off balance sheet commitments	15,768	(15,614)
Balance, end of period	$123,977	$103,588

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

At March 31, 2013 and December 31, 2012, loans carried at $389,991,938 and $390,986,187, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 6 — OTHER REAL ESTATE OWNED

As of March 31, 2013, the Bank owned three properties with outstanding balances of $971,000, as compared to one property consisting of residential land that was written down to a zero balance that was classified as other real estate as of December 31, 2012.  Each of these properties was acquired through loan foreclosure.  The residential land property the Bank owned at March 31, 2013 and December 31, 2012, was written down to a zero balance because the public utilities have not been obtainable rendering these land lots unmarketable at this time.  There were no sales of OREO property during the three months ended March 31, 2013, as compared to one sale recorded in the first quarter of 2012 that resulted in a gain on sale of $4,000.

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

Future compensation under both plans is earned for services rendered through retirement. The Bank accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the plans. The Bank’s current benefit liability is determined based on vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which average approximately 20 years.  The salary continuation liability as of March 31, 2013 and December 31, 2012 was $1,861,000 and $1,800,000, respectively, and is reported in interest payable and other liabilities on the condensed consolidated balance sheets.

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

The combined cash surrender value of all Bank-owned life insurance policies recorded in other assets on the condensed consolidated balance sheet was $11,780,000 and $11,680,000 at March 31, 2013 and December 31, 2012, respectively.

NOTE 8 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of March 31, 2013 and December 31, 2012. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

Deposit liabilities — The fair values estimated for demand deposits (interest and non-interest checking, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e. their carrying amounts). The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of the aggregate expected monthly maturities on time deposits.  The fair value of deposits is determined by the Company’s internal assets and liabilities modeling system that accounts for various inputs such as decay rates, rate floors, FHLB yield curve, maturities and current rates offered on new accounts.  Fair value on deposits is considered a level 3 valuation.

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

The estimated fair values of the Company’s financial instruments at March 31, 2013 were as follows:

			Hierarchy
	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$117,868,169	$117,868,169	1
Restricted equity securities	3,129,750	3,129,750	2
Loans, net	381,631,757	395,699,592	3
Interest receivable	1,749,438	1,749,438	2

Financial liabilities:
Deposits	(580,214,881)	(591,519,324)	3
Interest payable	(67,145)	(67,145)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(490,830)	3

The estimated fair values of the Company’s financial instruments at December 31, 2012 were as follows:

			Hierarchy
	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$141,334,998	$141,334,998	1
Restricted equity securities	3,129,750	3,129,750	2
Loans, net	382,411,361	398,029,908	3
Interest receivable	1,654,474	1,654,474	2

Financial liabilities:
Deposits	(586,992,650)	(587,430,712)	3
Interest payable	(67,958)	(67,958)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(422,036)	3

Assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2013 and December 31, 2012 are summarized below:

	Fair Value Measurements at March 31, 2013 Using
	March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$56,671,530	$0	$56,671,530	$0
Collateralized mortgage obligations	12,117,198	0	12,117,198	0
Municipalities	34,107,444	0	34,107,444	0
SBA Pools	1,162,842	0	1,162,842	0
Corporate Debt	4,733,726	0	4,733,726	0
Asset backed securities	2,913,749	0	2,913,749
Mutual Fund	2,872,340	2,872,340	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired loans	$5,408,494	$0	$0	$5,408,494
Other real estate owned	$970,632	$0	$0	$970,632

	Fair Value Measurements at December 31, 2012 Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities
U.S. agencies	$55,517,059	$0	$55,517,059	$0
Collateralized mortgage obligations	12,604,384	0	12,604,384	0
Municipalities	26,992,288	0	26,992,288	0
SBA Pools	1,178,308	0	1,178,308	0
Corporate debt	4,705,602	0	4,705,602	0
Mutual Fund	2,868,240	2,868,240	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired Loans	$4,980,341	$0	$0	$4,980,341
Other real estate owned	$0	$0	$0	$0

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

	THREE MONTHS ENDED
	MARCH 31,
In thousands (except share and per share amounts)	2013	2012
BASIC EARNINGS PER SHARE

Net income available to common shareholders	$1,231,931	$1,292,155
Weighted average shares outstanding	7,778,333	7,722,609
Net income per common share	$0.16	$0.17

DILUTED EARNINGS PER SHARE

Net income available to common shareholders	$1,231,931	$1,292,155
Weighted average shares outstanding	7,778,333	7,722,609
Effect of dilutive stock options	16,141	17,523
Effect of dilutive non-vested restricted shares	35,965	3,809
Weighted average shares of common stock and common stock equivalents	7,830,439	7,743,941
Net income per diluted common share	$0.16	$0.17

During the three month period ended March 31, 2013, anti-dilutive weighted average options to purchase 73,500 shares of common stock, were outstanding with prices ranging from $8.25 to $15.67.  Anti-dilutive weighted average stock options of 219,625 were outstanding during the three month period of 2012, with prices ranging from $7.00 to $15.67.  These options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.  These options begin to expire in 2015.

There were no anti-dilutive non-vested restricted stock grants for the three months ended March 31, 2013 and 2012, as the fair value of the grants were less than the average market price of the common shares.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion explains the significant factors affecting our operations and financial position for the periods presented. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear or that are referenced to elsewhere in this report, and with the audited consolidated financial statements and accompanying notes included in our 2012 Annual Report on Form 10-K, as amended.  Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

In the third phase, we consider relevant internal and external factors that may affect the collectability of loan portfolio and each group of loan pool. The factors considered are, but are not limited to:

• concentration of credits,

• nature and volume of the loan portfolio,

• delinquency trends,

• non-accrual loan trend,

• problem loan trend,

• loss and recovery trend,

• quality of loan review,

• lending and management staff,

• lending policies and procedures,

• economic and business conditions, and

• other external factors, including regulatory review.

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

Non-Accrual Loan Policy

Interest on loans is credited to income as earned and is accrued only if deemed collectible. Accrual of interest is discontinued when a loan is over 90 days delinquent or if management believes that collection is highly uncertain. Generally, payments received on non-accrual loans are recorded as principal reductions. Interest income is recognized after all principal has been repaid or an improvement in the condition of the loan has occurred that would warrant resumption of interest accruals.  Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due.

Stock-Based Compensation

The Company recognizes in the consolidated statements of income the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period).  The Company uses the straight-line recognition of expenses for awards with graded vesting.  The Company utilizes a binomial pricing model for all grants.  Expected volatility is based on the historical volatility of the price of the Company’s stock for the period equal to the contractual stock option term. The Company uses historical data to estimate option exercise and stock option forfeiture rates within the valuation model. The expected term of options granted for the binomial model is derived from applying a historical suboptimal exercise factor to the contractual term of the grant. For binomial pricing, the risk-free rate for periods is equal to the U.S. Treasury yield at the time of grant and commensurate with the contractual term of the grant.  Compensation expense for restricted stock awards is determined by the market value of the shares awarded on the grant date straight lined over the vesting period.

Other Real Estate Owned

Other real estate owned, which represents real estate acquired through foreclosure, or deed in lieu of foreclosure in satisfaction of commercial and real estate loans, is carried at the lower of cost or estimated fair value less the estimated selling costs of the real estate. The fair value of the property is based upon a current appraisal. The difference between the fair value of the real estate collateral and the loan balance at the time of transfer is recorded as a loan charge-off if fair value is lower. Subsequent to foreclosure, management periodically performs valuations and the OREO property is carried at the lower of carrying value or fair value, less costs to sell. The determination of a property’s estimated fair value incorporates (1) revenues projected to be realized from disposal of the property, (2) construction and renovation costs, (3) marketing and transaction costs, and (4) holding costs (e.g., property taxes, insurance and homeowners’ association dues). Any subsequent declines in the fair value of the OREO property after the date of transfer are recorded through a write-down of the asset. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to current operations.

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

Management believes the following were important factors in the Company’s performance during the three month period ended March 31, 2013:

•                  Thanks to our deep roots in the communities that we serve, our focus on customer care and our selectivity in lending, during the first three months of 2013, our performance has been better than most institutions of our size that compete in our market.  Despite the stagnant economy affecting our primary market areas, we have been able to increase our core deposits to $580.2 million and have posted net income available to common shareholders of $0.16 per diluted share for the three month period ended March 31, 2013.  While recently published economic data indicates that the current downturn may be easing, it is not clear when or at what speed the economy will recover. To the extent that the weak business climate continues, it will affect the market areas that we serve and our results accordingly.

•                  The Company recognized net income available to common shareholders of $1,232,000 for the three month period ended March 31, 2013, as compared to $1,292,000 for the same period in 2012.  The Company recognized net income before preferred stock dividends of $1,299,000 for the three months ended March 31, 2013, as compared to $1,461,000 for the same period in 2012.  The factors contributing to these results will be discussed below.

•                  The Company recognized $68,000 in the first quarter ended March 31, 2013, associated with the accrual for preferred stock dividends for the Series B Preferred Stock that the U.S. Treasury owned under the Small Business Lending Fund (“SBLF”).  The Company repurchased 6,750 Series B Preferred Stock in May 2012 and the remaining 6,750 shares were repurchased in March 2013, therefore there were no shares of Series B Preferred Stock outstanding at March 31, 2013.    In comparison, the three month period of 2012 reflected $169,000 for preferred stock dividends

•             The Company has taken significant steps to reduce the risk of loan losses.   In the three month period ended March 31, 2013, the provision for loan loss was $100,000, which decreased by $200,000, compared to the $300,000 recorded in the same period in 2012.  The decrease was mainly due to management’s assessment of the appropriate level for the allowance for loan losses and a decrease in the level of non-accrual loans. The Company continues to monitor the Bank’s loan portfolio with the objective of avoiding defaults or write-downs.  Despite these actions, the possibility of additional losses cannot be eliminated, but the Board of Directors and all employees continue to work hard to make the best of these continuing challenging conditions.

•                  Net interest income decreased $414,000 or 6.6% for the three month period ended March 31, 2013, compared to the same period in 2012.  The decrease was primarily due to loan and investment security yield reduction.

•                  Non-interest income decreased by $47,000 or 5.6% for the three months ended March 31, 2013, as compared to the same period in 2012.  The decrease was primarily due to a one-time operating recovery of $120,000 posted in the first quarter of 2012 as described below.

•                  Non-interest expense increased by $42,000 or 0.9% for the three month period ended March 31, 2013, as compared to the same period in 2012.  The increase was due to a combination of expenses incurred to support the growth of our product lines and services, which was offset in part by strong loan production resulting in an increase in deferred loan cost of $101,000, included in salaries and employee benefits.

•                  Total assets decreased $12.2 million or 1.8% from December 31, 2012.  Total net loans decreased by $0.8 million or 0.2% and investment securities increased by $10.7 million or 10.3% from December 31, 2012 to March 31, 2013, while deposits decreased by $6.8 million or 1.2% for the same period.

Income Summary

For the three month period ended March 31, 2013, the Company recorded net income available to common shareholders of $1,232,000, representing a decrease of $60,000, as compared to the same period in 2012.  Return on average assets (annualized) was 0.81% for the three months ended March 31, 2013, as compared with 0.98% for the same period in 2012.  Annualized return on average common equity was 7.82% for the three months ended March 31, 2013, as compared to 8.93% for the same period of 2012.

Net income before provisions for income taxes and preferred stock dividends and accretion was down $303,000 for the first quarter ended March 31, 2013, from the comparable 2012 period.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

Effect on Pre-Tax Income
Increase (Decrease)
Three Months Ended
(In thousands)	March 31, 2013
Change from 2012 to 2013 in:
Net interest income	$(414)
Provision for loan losses	200
Non-interest income	(47)
Non-interest expense	(42)
Change in income before income taxes	$(303)

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three month period ended March 31, 2013, net interest income was $5.85 million, which represented a decrease of $414,000 or 6.6% from the comparable period in 2012.

The net interest margin (net interest income as a percentage of average interest earning assets) was 4.05% for the three month period ended March 31, 2013, a decrease of 62 basis points, as compared to the same period in 2012.  The decrease in the net interest margin in the first three months of 2013 was primarily attributable to a change in the mix of earning assets with a higher portion in investment securities and interest earning deposits in bank balances, which had balance increases of $11.4 million and $45.5 million, respectively, compared to the first three months of 2012.  These balances had yields of 3.57% and 0.24%, respectively, in the first three months of 2013, which was significantly less than the yield on gross loans and thus driving down the overall yield on earning assets.

The current low market interest rate environment has had a positive impact on net interest income in previous years because the Company’s balance sheet is liability sensitive which typically results in our average cost of funds decreasing faster than the average yield on interest earning assets in a declining rate environment.  In 2013, we have not recognized this benefit to the same degree, as deposit interest rates are at historic lows and have essentially reached a threshold in which they cannot reasonably be further reduced.  However, the total cost of funds did recognize a moderate decrease of 9 basis points for the three months ended March 31, 2013, compared to 2012 due to further rate reductions and a shift from high cost CDs and FHLB borrowed funds into demand deposit and money market accounts.  In addition, average non-interest-bearing demand deposit balances increased by $37.4 million for the three month period ended March 31, 2013, as compared to the same period of 2012.  Compared to cost of funds, the decrease in earning asset yield was more significant at 70 basis points for the three month period ended March 31, 2013, compared to the same period of 2012.  The investment securities portfolio recognized the most significant decrease of 48 basis points for the first quarter of 2013, as compared to 2012, mainly because of the Company deploying cash into investment security purchases, which have historically low yields.  The yield on loans has decreased by 33 basis points for the first quarter of 2013, as compared to 2012, in spite the significant portion of our loans that are at their contractual rate floors.

The following tables shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three month periods ended March 31, 2013 and 2012:

Net Interest Analysis

	Three months ended			Three months ended
	March 31, 2013			March 31, 2012
(Dollars in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield	Average Balance	Interest Income / Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$384,738	$5,234	5.52%	$392,203	$5,718	5.85%
Investment securities (2)	102,621	903	3.57%	91,203	920	4.05%
Federal funds sold	11,867	7	0.24%	9,329	5	0.21%
Interest-earning deposits	98,107	57	0.24%	52,574	30	0.23%
Total interest-earning assets	597,333	6,201	4.21%	545,309	6,673	4.91%
Total noninterest earning assets	53,125			53,801
Total Assets	650,458			599,110
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-earning DDA	8,783	4	0.18%	—	—	0.00%
Money market deposits	246,728	94	0.15%	256,972	148	0.23%
NOW deposits	77,612	22	0.11%	65,614	27	0.17%
Savings deposits	32,236	14	0.18%	24,380	16	0.26%
Time certificates of deposit $100,000 or more	37,948	75	0.80%	36,241	83	0.92%
Other time deposits	20,138	25	0.50%	23,255	41	0.71%
Other borrowings	0	0	0.00%	1,879	5	1.07%
Total interest-bearing liabilities	423,445	234	0.22%	408,341	320	0.31%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	154,113			116,677
Other liabilities	3,704			2,574
Total noninterest-bearing liabilities	157,817			119,251
Shareholders’ equity	69,196			71,518
Total liabilities and shareholders’ equity	$650,458			$599,110
Net interest income		$5,967			$6,353
Net interest spread (3)			3.99%			4.60%
Net interest margin (4)			4.05%			4.67%

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

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three month periods ended March 31, 2013 and 2012.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

(In thousands)

	For the Three Months Ended March 31,
	2013 vs 2012
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$(109)	$(375)	$(484)
Investment securities (2)	115	(132)	(17)
Federal funds sold	1	1	2
Interest-earning deposits	26	1	27
Total interest income	$33	$(505)	$(472)

Interest expense:
Interest-earning DDA	0	4	4
Money market deposits	(6)	(48)	(54)
NOW deposits	5	(10)	(5)
Savings deposits	5	(7)	(2)
Time CD $100K or more	4	(12)	(8)
Other time deposits	(5)	(11)	(16)
Other borrowings	(5)	0	(5)
Total interest expense	$(2)	$(84)	$(86)

Change in net interest income	$35	$(421)	$(386)

(1)  Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

The table above reflects the current low interest rate environment has impacted assets more than liabilities as indicated by the decrease of $421,000 in net interest income due to the rate change for the first quarter of 2013.  This is not typical for the Company, as we have historically been liability sensitive in recent years.  However, purchases of investment securities in the past 12 months at market interest rates lower than our overall portfolio reflects a decrease of $132,000 due to the lower yield of the new securities. The decreased loan volume was offset by the increase in investment securities and combined with the overall change in mix of balances resulted in an increase of $35,000 to net interest income over the same period.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three month period ended March 31, 2013, non-interest income was $785,000, a decrease of $47,000 or 5.6%, compared to the same period in 2012.

The following tables show the major components of non-interest income:

	For the Three Months Ended March 31,
	2013	2012	$ change	% change
Service charges on deposits	$286,718	$281,078	$5,640	2.0%
Earnings on cash surrender value of life insurance	100,547	105,000	(4,453)	(4.2)%
Mortgage commissions	50,514	47,409	3,105	6.5%
Other income	346,855	397,739	(50,884)	(12.8)%
Total non-interest income	$784,634	$831,226	$(46,592)	(5.6)%

Service charges on deposits increased by $6,000 for the first quarter ended March 31, 2013, compared to the same period in 2012, as a result of an increase in the number of transaction deposit accounts.  Mortgage commissions have increased by $3,000 for the three month period of 2013, as compared to the same period of 2012 as a result of the escalated demand for home purchases and refinancing due in part to the current low interest rate environment.

Other income decreased by $51,000 for the three month period ended March 31, 2013, as compared to the same period of 2012 mainly as a result of a $120,000 operating recovery from a prior year items processing loss, which was recorded in the first quarter of 2012.  Offsetting this decrease were gains of $21,000, $20,000 and $30,000 for investment service fee income, card cash rewards contra expense accrual and debit card fee income, respectively, compared to the first quarter of 2012.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

	For the Three Months Ended March 31,
	2013	2012	$ change	% change
Salaries and employee benefits	$2,543,919	$2,575,563	$(31,644)	(1.2)%
Occupancy	740,007	750,874	(10,867)	(1.4)%
Data processing fees	304,518	277,861	26,657	9.6%
OREO expenses	0	20,074	(20,074)	(100.0)%
Regulatory assessments (FDIC & DFI)	120,000	117,000	3,000	2.6%
Other	930,641	855,392	75,249	8.8%
Total non-interest income	$4,639,085	$4,596,764	$42,321	0.9%

Non-interest expenses increased by $42,000 or 0.9% for the three months ended March 31, 2013, as compared to the same period of 2012.  Data processing fees increased by $27,000 for the three month period ended March 31, 2013, as a result of an increased number of transaction accounts.  Also contributing was an increase in other expense of $75,000 for the three months ended March 31, 2013, compared to the same period in 2012, due to a combination of expenses incurred to support the growth of our product lines and services.

Salaries and employee benefits decreased $32,000 for the three months ended March 31, 2013, as compared to the same period of 2012, primarily as a result of increased deferred loan costs of $101,000 stemming from strong loan production during the quarter.  Occupancy expenses decreased by $11,000 for the three months ended March 31, 2013, as compared to the prior year.

There were no OREO expenses in the three months ended March 31, 2013, compared to $20,000 for the comparable period of 2012.  Included within the 2012 totals was a gain on OREO sale of $4,000 and the remaining expense is attributed to general overhead such as property taxes and utilities associated with the properties classified as other real estate owned.  There have been two foreclosures which has increased our OREO inventory from one property as of March 31, 2012 to three properties as of March 31, 2013.  There were no sales of OREO property during the first quarter of 2013 and one sale during the first quarter of 2012.

FDIC and DFI (California Department of Financial Institutions) regulatory assessments were $120,000 for the three months ended March 31, 2013, representing an increase of $3,000 compared to the same period of 2012.  The initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC.  The increase in the first quarter of 2013 is due to a higher deposit base in 2013 as compared to 2012, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis.

Management anticipates that noninterest expense will continue to increase as we continue to grow.  However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Income Taxes

We reported a provision for income taxes of $595,000 for the three month period ended March 31, 2013, representing a decrease of $142,000 as compared to the provisions reported in the comparable period of 2012.  The effective income tax rate on income from continuing operations was 31.4% for the three months ended March 31, 2013, compared to 33.5% for the comparable period of 2012.  These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans).  The disparity between the effective tax rates for 2013 as compared to 2012 is primarily due to tax credits from California Enterprise Zones and low income housing projects as well as tax free-income on loans within these enterprise zones and municipal securities and loans that comprise a larger proportion of pre-tax income in 2013 as compared to 2012.

Asset Quality

Non-performing assets consist of loans on non-accrual status, including loans restructured on non-accrual status, where the terms of repayment have been renegotiated resulting in a reduction or deferral of interest or principal, loans 90 days or more past due and still accruing interest and other real estate owned (“OREO”).

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

Non-accrual loans totaled $5.47 million at March 31, 2013, as compared to $6.92 million at December 31, 2012.  The non-accrual loans as of March 31, 2013 are loans made to eleven borrowers primarily for purposes of real estate construction and commercial real estate.  As of March 31, 2013, we had six loans considered troubled debt restructurings totaling $2.52 million, all of which are included in non-accrual loans.

OREO as of March 31, 2013 consisted of three properties, one of which was a residential land acquired through foreclosure that was written down to a zero balance because the public utilities have not been obtainable rendering these land lots unmarketable at this time.  The other two OREO properties consisted of commercial real estate and land totaling $971,000 and were acquired through foreclosure.

The following table presents information about the Bank’s non-performing assets, including asset quality ratios as of March 31, 2013 and December 31, 2012:

Non-Performing Assets

	March 31,	December 31,
(in thousands)	2013	2012
Loans in non-accrual status	$5,468	$6,923
Loans past due 90 days or more and accruing	0	0
Total non-performing loans	5,468	6,923
Other real estate owned	971	0
Total non-performing assets	$6,439	$6,923

Allowance for loan losses	$7,743	$7,975

Asset quality ratios:
Non-performing assets to total assets	0.99%	1.05%
Non-performing loans to total loans	1.40%	1.77%
Allowance for loan losses to total loans	1.99%	2.04%
Allowance for loan losses to total non-performing loans	141.61%	115.19%

Non-performing assets decreased by $484,000 as of March 31, 2013 as compared to December 31, 2012, primarily as a result of the $1,455,000 reduction in non-accrual loans.  This reduction was due to principal payments of $991,000, charge-offs of $315,000 and a loan of $247,000 that was placed back on accrual status.   These reductions were offset by additions of $41,000 for new loans placed on non-accrual status and an advance on an existing non-accrual loan of $56,000.  Additionally, OREO balances increased by $971,000 during the three month period ended March 31, 2013 due to foreclosures on two OREO properties.

Allowance for Loan and Lease Losses (“ALLL”)

In anticipation of credit risk inherent in our lending business, we routinely set aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges made for the outstanding loan portfolio have been credited to the allowance for loan losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company recorded loan loss provisions of $100,000 for the three month period in 2012, which decreased by $200,000 as compared to the provisions recorded in the same period of 2012.

The allowance for loan losses decreased by $232,000 or 2.9%, to $7.74 million at March 31, 2013, as compared with $7.97 million at December 31, 2012.  The Company recognized the decrease in the allowance for loan losses during the first three months of the year due to the net loan charge-offs of $332,000 which was partially offset by loan loss provision of $100,000.  The financial condition of certain Bank clients has stabilized which has improved the overall credit risk of the loan portfolio as evidenced by our decrease in non-accrual loans. The decrease to the allowance for loan losses resulted in a decrease in the allowance for loan losses as a percentage of total loans to 1.99% at March 31, 2013, as compared to 2.04% at December 31, 2012.

The Company will continue to monitor the adequacy of the allowance for loan losses and make additions to the allowance in accordance with the analysis referred to above. Because of uncertainties inherent in estimating the appropriate level of the allowance for loan losses, actual results may differ from management’s estimate of credit losses and the related allowance.

The Company makes provisions for loan losses when required to bring the total allowance for loan and lease losses to a level deemed appropriate for the level of risk in the loan portfolio.  At least quarterly, management conducts an assessment of the overall quality of the loan portfolio and general economic trends in the local market.  The determination of the appropriate level for the allowance is based on that review, considering such factors as historical experience, the volume and type of lending conducted, the amount of and identified potential loss associated with specific non-performing loans, regulatory policies, general economic conditions, and other factors related to the collectability of loans in the portfolio.

Although management believes the allowance at March 31, 2013 was adequate to absorb probable losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on our service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of March 31, 2013, and December 31, 2012, we had $117.9 million and $141.3 million, respectively, in cash and cash equivalents.

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

Deposits

Total deposits at March 31, 2013 were $580.2 million, a $6.8 million or 1.2% decrease from the deposit total of $587.0 million at December 31, 2012.  Average deposits increased $54.4 million to $577.6 million for the three month period ended March 31, 2013 as compared to the same period in 2012. We attracted deposits due to the safety and soundness of the Bank and our focus on customer service.

	March 31,	December 31,	Three month change
(in thousands)	2013	2012	$	%

Demand	$163,186	$175,588	$(12,402)	(7.1)%
NOW	81,920	83,861	(1,941)	(2.3)%
MMDA	243,403	238,997	4,406	1.8%
Savings	33,794	30,181	3,613	12.0%
Time < $100K	20,015	20,421	(406)	(2.0)%
Time > $100K	37,897	37,945	(48)	(0.1)%
	$580,215	$586,993	$(6,778)	(1.2)%

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks.  Six of our clients carry deposit balances of more than 1% of our total deposits, two of which had a deposit balance of more than 3% of total deposits at March 31, 2013.

Since our deposit growth strategy emphasizes core deposit growth we have avoided relying on brokered deposits as a consistent source of funds. The Company had $2.0 million in brokered deposits as of March 31, 2013 and December 31, 2012, respectively.  The only brokered deposits the Bank holds are from CDARS and ICS, a certificate of deposit and money market account program, respectively, that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer.

Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. Our outstanding FHLB advances were paid in full during the first quarter of 2012 and remained a zero balance at December 31, 2012 and March 31, 2013, due to elevated liquidity levels from increased deposits and loan payments that allowed us to pay the advances off.    See “Liquidity Management” below for the details on the FHLB borrowings program.

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

The following table shows our capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at March 31, 2013 and December 31, 2012:

Oak Valley Community Bank Capital Ratios —

(dollars in thousands)

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2013:
Total Capital (to Risk-Weighted Assets)	$66,662	14.8%	$45,114	10%	$36,091	8%
Tier 1 Capital (to Risk-Weighted Assets)	$60,995	13.5%	$27,069	6%	$18,046	4%
Tier 1 Capital (to Average Assets)	$60,995	9.4%	$32,519	5%	$26,016	4%

As of December 31, 2012:
Total Capital (to Risk-Weighted Assets)	$72,230	16.0%	$45,035	10%	$36,028	8%
Tier 1 Capital (to Risk-Weighted Assets)	$66,570	14.8%	$27,021	6%	$18,014	4%
Tier 1 Capital (to Average Assets)	$66,570	10.3%	$32,310	5%	$25,848	4%

Oak Valley Bancorp Capital Ratios —

(dollars in thousands)

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2013
Total Capital (to Risk-Weighted Assets)	$66,967	14.8%	N/A	N/A	$36,099	8%
Tier 1 Capital (to Risk-Weighted Assets)	$61,299	13.6%	N/A	N/A	$18,050	4%
Tier 1 Capital (to Average Assets)	$61,299	9.4%	N/A	N/A	$26,018	4%

As of December 31, 2012:
Total Capital (to Risk-Weighted Assets)	$72,376	16.1%	N/A	N/A	$36,030	8%
Tier 1 Capital (to Risk-Weighted Assets)	$66,716	14.8%	N/A	N/A	$18,015	4%
Tier 1 Capital (to Average Assets)	$66,716	10.3%	N/A	N/A	$25,850	4%

Our bank subsidiary is also subject to capital requirements similar to those discussed above.  The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above.  At March 31, 2013, our bank subsidiary exceeded the minimum ratios established by the FRB and FDIC.

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

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. We obtain funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings.  Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common and preferred stockholders. Our liquid assets at March 31, 2013 were $190.4 million compared to $200.1 million at December 31, 2012.  Our liquidity level measured as the percentage of liquid assets to total assets was 29.4% and 30.3% at March 31, 2013 and December 31, 2012, respectively. We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity.  As of March 31, 2013, our borrowing capacity from the FHLB was approximately $161.1 million and there were no outstanding advances. We also maintain 2 lines of credit with correspondent banks to purchase up to $25 million in federal funds, for which there were no advances as of March 31, 2013.

Off-Balance-Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of March 31, 2013 and December 31, 2012, we had commitments to extend credit of $49.1 million and $42.2 million, respectively, which includes obligations under letters of credit of $0.3 million and $0.5 million, respectively.

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

Oak Valley Bancorp
Date: May 10, 2013	By:	/s/ RICHARD A. MCCARTY
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