Form 10-Q
period 2013-06-30
Oak Valley Bancorp
filed 2013-08-13
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  7,929,730 shares of common stock outstanding as of July 31, 2013.

Oak Valley Bancorp

June 30, 2013

		Page
PART I — FINANCIAL INFORMATION		2

Item 1. Consolidated Financial Statements		2

Condensed Consolidated Balance Sheets at June 30, 2013 (Unaudited), and December 31, 2012		2

Condensed Consolidated Statements of Income (Unaudited) for the Three and Six Month Periods Ended June 30, 2013 and June 30, 2012		3

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited) for the Three and Six Month Periods Ended June 30, 2013 and June 30, 2012		4

Condensed Consolidated Statements of Changes of Shareholders’ Equity for the Six-Month Period Ended June 30, 2013 (Unaudited) and the Year Ended December 31, 2012		5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six-Month Periods Ended June 30, 2013 and June 30, 2012		6

Notes to Condensed Consolidated Financial Statements		7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	43

PART II – OTHER INFORMATION		44

Item 1.	Legal Proceedings	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	45

PART I — FINANCIAL STATEMENTS

Item 1. Consolidated Financial Statements (Unaudited)

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

AT JUNE 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012 (AUDITED)

	June 30,	December 31,
	2013	2012
ASSETS

Cash and due from banks	$102,217,183	$130,799,998
Federal funds sold	3,500,000	10,535,000
Cash and cash equivalents	105,717,183	141,334,998

Securities available for sale	119,327,539	103,865,881
Loans, net of allowance for loan loss of $7,570,310 and $7,974,975 at June 30, 2013 and December 31, 2012, respectively	382,512,487	382,411,361
Bank premises and equipment, net	12,600,334	13,182,451
Other real estate owned	1,827,203	0
Interest receivable and other assets	22,245,124	19,786,065

	$644,229,870	$660,580,756

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$577,129,084	$586,992,650
Interest payable and other liabilities	3,644,204	3,619,382
Total liabilities	580,773,288	590,612,032

Commitments and contingencies

Shareholders’ equity
Series B Preferred stock, no par value; $1,000 per share liquidation preference, 10,000,000 shares authorized, 6,750 shares issued and outstanding at December 31, 2012	0	6,750,000
Common stock, no par value; 50,000,000 shares authorized, 7,924,730 and 7,907,780 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	23,758,210	23,673,210
Additional paid-in capital	2,430,202	2,341,814
Retained earnings	36,565,059	33,958,737
Accumulated other comprehensive income, net of tax	703,111	3,244,963

Total shareholders’ equity	63,456,582	69,968,724

	$644,229,870	$660,580,756

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2013 AND JUNE 30, 2012

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2013	2012	2013	2012
INTEREST INCOME
Interest and fees on loans	$5,310,782	$5,585,589	$10,542,922	$11,300,632
Interest on securities available for sale	870,165	877,846	1,656,940	1,711,531
Interest on federal funds sold	4,941	4,557	11,697	9,624
Interest on deposits with banks	54,167	24,981	111,541	54,787
Total interest income	6,240,055	6,492,973	12,323,100	13,076,574

INTEREST EXPENSE
Deposits	215,959	280,745	449,772	595,962
FHLB advances	—	—	—	4,707
Total interest expense	215,959	280,745	449,772	600,669

Net interest income	6,024,096	6,212,228	11,873,328	12,475,905
PROVISION FOR LOAN LOSSES	100,000	300,000	200,000	600,000

Net interest income after provision for loan losses	5,924,096	5,912,228	11,673,328	11,875,905

OTHER INCOME
Service charges on deposits	298,817	300,498	585,535	581,576
Earnings on cash surrender value of life insurance	105,000	105,000	205,547	210,000
Mortgage commissions	86,188	60,378	136,702	107,787
Gains on called securities	16,213	13,456	34,565	35,003
Other	311,492	192,828	639,995	569,020
Total non-interest income	817,710	672,160	1,602,344	1,503,386

OTHER EXPENSES
Salaries and employee benefits	2,595,222	2,514,183	5,139,141	5,089,746
Occupancy expenses	741,376	743,208	1,481,383	1,494,082
Data processing fees	303,085	278,003	607,603	555,864
OREO expenses	784	(1,716)	784	18,358
Regulatory assessments (FDIC & DFI)	120,000	116,000	240,000	233,000
Other operating expenses	973,401	962,341	1,904,042	1,817,733
Total non-interest expense	4,733,868	4,612,019	9,372,953	9,208,783

Net income before provision for income taxes	2,007,938	1,972,369	3,902,719	4,170,508

PROVISION FOR INCOME TAXES	633,547	620,409	1,228,897	1,357,643
NET INCOME	$1,374,391	$1,351,960	$2,673,822	$2,812,865

Preferred stock dividends	—	114,375	67,500	283,125
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,374,391	$1,237,585	$2,606,322	$2,529,740

NET INCOME PER COMMON SHARE	$0.18	$0.16	$0.33	$0.33

NET INCOME PER DILUTED COMMON SHARE	$0.18	$0.16	$0.33	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2013 AND JUNE 30, 2012

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2013	2012	2013	2012

Net income	$1,374,391	$1,351,960	$2,673,822	$2,812,865
Available for sale securities:
Gross unrealized loss (gain) arising during the period	(3,498,051)	1,300,708	(4,284,638)	866,676
Reclassification adjustment for gains realized in net income (net of income tax of $6,672 and $14,223 for the three and six months ended June 30, 2013, respectively, and $5,537 and $14,404 for the comparable 2012 periods)	(9,541)	(7,919)	(20,342)	(20,599)
Income tax benefit (expense) related to unrealized gains/losses	1,439,448	(535,241)	1,763,128	(356,636)
Other comprehensive (loss) income	(2,068,144)	757,548	(2,541,852)	489,441
Comprehensive (loss) income	$(693,753)	$2,109,508	$131,970	$3,302,306

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2012 AND THE SIX-MONTH PERIOD ENDED JUNE 30, 2013 (UNAUDITED)

	YEAR ENDED DECEMBER 31, 2012 AND SIX MONTHS ENDED JUNE 30, 2013
							Accumulated
					Additional		Other	Total
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity

Balances, January 1, 2012	7,718,469	$23,453,443	13,500	$13,500,000	$2,128,700	$28,629,757	$2,690,106	$70,402,006
Stock options exercised	54,436	219,767						219,767
Tax benefit on stock options exercised					37,218			37,218
Restricted stock issued	134,875
Repurchase of Series B preferred stock			(6,750)	$(6,750,000)				(6,750,000)
Preferred stock dividend payments						(451,875)		(451,875)
Stock based compensation					175,896			175,896
Other comprehensive income							554,857	554,857
Net income						5,780,855		5,780,855
Balances, December 31, 2012	7,907,780	$23,673,210	6,750	$6,750,000	$2,341,814	$33,958,737	$3,244,963	$69,968,724

Stock options exercised	11,250	85,000						85,000
Restricted stock issued	10,000
Restricted stock cancelled	(4,300)
Repurchase of Series B preferred stock			(6,750)	$(6,750,000)				(6,750,000)
Preferred stock dividend payments						(67,500)		(67,500)
Stock based compensation					88,388			88,388
Other comprehensive loss							(2,541,852)	(2,541,852)
Net income						2,673,822		2,673,822
Balances, June 30, 2013	7,924,730	$23,758,210	0	$0	$2,430,202	$36,565,059	$703,111	$63,456,582

The accompanying notes are an integral part of these consolidated financial statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2013 AND JUNE 30, 2012

	SIX MONTHS ENDED JUNE 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,673,822	$2,812,865
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for loan losses	200,000	600,000
Decrease in deferred fees/costs, net	(35,620)	(85,119)
Depreciation	577,365	564,615
Amortization of investment securities, net	136,650	93,116
Stock based compensation	88,388	76,988
Excess tax benefits from stock-based payment arrangements	0	(37,218)
Loss (gain) on sale of premises and equipment	31,650	(21,875)
OREO write downs and loss/(gain) on sale	784	(3,548)
Gain on called available for sale securities	(34,565)	(35,003)
Earnings on cash surrender value of life insurance	(205,547)	(210,000)
Increase in interest payable and other liabilities	24,822	593,591
Increase in interest receivable	(250,882)	(86,512)
Increase in other assets	(225,278)	(690,101)
Net cash from operating activities	2,981,589	3,571,799

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(30,332,949)	(31,682,295)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	10,450,002	13,903,276
Net (increase) decrease in loans	(2,147,136)	4,485,412
Purchase of FRB Stock	0	(1,450)
Redemption of FHLB stock	0	268,300
Proceeds from sale of OREO	53,643	247,923
Proceeds from sales of premises and equipment	5,625	21,875
Net purchases of premises and equipment	(32,523)	(294,234)
Net cash (used in) investing activities	(22,003,338)	(13,051,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
FHLB payments	0	(3,000,000)
Preferred stock dividend payment	(67,500)	(367,500)
Repurchase of Series B preferred stock	(6,750,000)	(6,750,000)
Net decrease in demand deposits and savings accounts	(5,915,619)	(8,258,458)
Net decrease in time deposits	(3,947,947)	(1,538,730)
Excess tax benefits from stock-based payment arrangements	0	37,218
Proceeds from sale of common stock and exercise of stock options	85,000	150,017
Net cash used in financing activities	(16,596,066)	(19,727,453)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(35,617,815)	(29,206,847)

CASH AND CASH EQUIVALENTS, beginning of period	141,334,998	101,084,775

CASH AND CASH EQUIVALENTS, end of period	$105,717,183	$71,877,928

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$465,091	$659,147
Income taxes	$1,190,000	$885,000

NON-CASH INVESTING ACTIVITIES:
Real estate acquired through foreclosure	$1,881,630	$0
Change in unrealized gain on available-for-sale securities	$(4,319,204)	$831,673

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

The interim consolidated financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results of a full year’s operations.  Certain prior year amounts have been reclassified to conform to the current year presentation. There was no effect on net income or shareholders’ equity.  For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2012.

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

In February 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.  The Update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: 1) The amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and 2) Any additional amount the reporting entity expects to pay on behalf of its co-obligors.  The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations.  The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and are applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the Update’s scope that exist at the beginning of an entity’s fiscal year of adoption.  The adoption of ASU No. 2013-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU No. 2013-10 permits the use of the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge account purposes. The amendment is effective prospectively for qualifying new or redesiginated hedging relationships entered into on or after July 17, 2013. The adoption of ASU No. 2013-10 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2012, the Company repurchased from the U.S. Treasury 6,750 shares of Series B Preferred Stock for aggregate consideration of $6.75 million.  In March 2013, the Company repurchased the remaining 6,750 shares of Series B Preferred Stock for aggregate consideration of $6.75 million plus $67,500 for accrued interest.  As of June 30, 2013, there are no outstanding shares of Series B Preferred Stock.

NOTE 4 — SECURITIES

The amortized cost and estimated fair values of debt securities as of June 30, 2013 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$51,815,525	$1,838,059	$(551,580)	$53,102,004
Collateralized mortgage obligations	10,543,297	325,130	—	10,868,427
Municipalities	42,173,104	1,182,217	(1,643,980)	41,711,341
SBA Pools	1,149,049	—	(1,759)	1,147,290
Corporate debt	4,683,272	115,939	(2,405)	4,796,806
Asset Backed Securities	4,843,348	51,442	—	4,894,790
Mutual Fund	2,924,719	—	(117,838)	2,806,881
	$118,132,314	$3,512,787	$(2,317,562)	$119,327,539

The following tables detail the gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013.

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$20,824,567	$(551,580)	$—	$—	$20,824,567	$(551,580)
Collateralized mortgage obligations	—	—	—	—	—	—
Municipalities	27,118,905	(1,562,438)	1,071,124	(81,542)	28,190,029	(1,643,980)
SBA Pools	859,191	(1,241)	288,099	(518)	1,147,290	(1,759)
Corporate debt	747,594	(2,405)	—	—	747,594	(2,405)
Asset Backed Securities	—	—	—	—	—	—
Mutual Fund	2,806,881	(117,838)	—	—	2,806,881	(117,838)
Total temporarily impaired securities	$52,357,138	$(2,235,502)	$1,359,223	$(82,060)	$53,716,361	$(2,317,562)

At June 30, 2013, there were two municipalities and one SBA pool that comprised the total securities in an unrealized loss position for greater than 12 months and 13 agencies, 32 municipalities, one corporate bond, one mutual fund and one SBA pools that make up the total securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary.  This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and volatility of the security’s fair value.  Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes and the Company does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities at June 30, 2013, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$12,524,989	$12,163,735
Due after one year through five years	19,964,821	21,016,343
Due after five years through ten years	40,111,468	40,151,515
Due after ten years	45,531,036	45,995,946
	$118,132,314	$119,327,539

The amortized cost and estimated fair values of debt securities as of December 31, 2012, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$52,607,537	$2,949,355	$(39,833)	$55,517,059
Collateralized mortgage obligations	11,698,399	905,985	—	12,604,384
Municipalities	25,323,157	1,727,206	(58,075)	26,992,288
SBA Pools	1,178,242	86	(20)	1,178,308
Corporate debt	4,669,390	37,048	(836)	4,705,602
Mutual Fund	2,874,727	—	(6,487)	2,868,240
	$98,351,452	$5,619,680	$(105,251)	$103,865,881

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

We recognized a gain of approximately $16,000 and $35,000 for the three and six month periods ended June 30, 2013, respectively, on certain available-for-sale securities that were partially called, which compares to approximately $13,000 and $35,000 in the same periods of 2012.  There were no sales of available-for-sale securities during the first six months of 2013 and 2012.

Securities carried at $57,172,000 and $56,484,000 at June 30, 2013 and December 31, 2012, respectively, were pledged to secure deposits of public funds.

NOTE 5 — LOANS

Our customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of June 30, 2013, approximately 82% of the Company’s loans are commercial real estate loans which include construction loans. Approximately 9% of the Company’s loans are for general commercial uses including professional, retail, and small business. Additionally, 7% of the Company’s loans are for residential real estate and other consumer loans. The remaining 2% are agriculture loans.   Loan totals were as follows:

	June 30, 2013	December 31, 2012
Commercial real estate:
Commercial real estate- construction	$8,517,759	$6,581,854
Commercial real estate- mortgages	280,050,806	278,766,279
Land	12,161,185	14,269,477
Farmland	20,607,231	16,456,921
Commercial and industrial	35,232,466	36,528,505
Consumer	919,064	1,095,801
Consumer residential	23,566,788	25,659,090
Agriculture	9,591,729	11,628,260
Total loans	390,647,028	390,986,187

Less:
Deferred loan fees and costs, net	(564,231)	(599,851)
Allowance for loan losses	(7,570,310)	(7,974,975)
Net loans	$382,512,487	$382,411,361

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At June 30, 2013, commercial real estate loans equal to approximately 36.2% of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.

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

Non-accrual loans, segregated by class of loans, were as follows:

	June 30, 2013	December 31, 2012
Commercial real estate:
Commercial real estate- construction	$0	$126,427
Commercial real estate- mortgages	1,046,483	3,345,098
Land	1,193,100	2,419,223
Farmland	102,511	0
Commercial and industrial	19,791	21,311
Consumer	0	0
Consumer residential	0	1,010,998
Agriculture	0	0
Total non-accrual loans	$2,361,885	$6,923,057

Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income of approximately $129,000 and $306,000 in three and six month periods ended June 30, 2013, respectively, as compared to $173,000 and $334,000 in the same periods of 2012.

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of June 30, 2013:

June 30, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$8,517,759	$8,517,759	$0
Commercial R.E. - mortgages	0	0	1,046,483	1,046,483	279,004,323	280,050,806	0
Land	0	2,755,187	658,232	3,413,419	8,747,766	12,161,185	0
Farmland	0	0	102,511	102,511	20,504,720	20,607,231	0
Commercial and industrial	0	339,587	0	339,587	34,892,879	35,232,466	0
Consumer	1,935	0	0	1,935	917,129	919,064	0
Consumer residential	0	0	0	0	23,566,788	23,566,788	0
Agriculture	0	0	0	0	9,591,729	9,591,729	0
Total	$1,935	$3,094,774	$1,807,226	$4,903,935	$385,743,093	$390,647,028	$0

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of December 31, 2012:

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$126,427	$126,427	$6,455,427	$6,581,854	$0
Commercial R.E. - mortgages	55,089	623,118	2,386,688	3,064,895	275,701,384	278,766,279	0
Land	0	54,427	2,364,797	2,419,224	11,850,253	14,269,477	0
Farmland	0	0	0	0	16,456,921	16,456,921	0
Commercial and industrial	16,138	0	0	16,138	36,512,367	36,528,505	0
Consumer	0	0	0	0	1,095,801	1,095,801	0
Consumer residential	0	0	1,010,998	1,010,998	24,648,092	25,659,090	0
Agriculture	0	0	0	0	11,628,260	11,628,260	0
Total	$71,227	$677,545	$5,888,910	$6,637,682	$384,348,505	$390,986,187	$0

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. There was no interest income realized on impaired loans for the three and six months ended June 30, 2013 and 2012. Average recorded investment in impaired loans was $3,915,000 and $5,240,000 for the three and six months ended June 30, 2013, respectively, as compared to $6,325,000 and $6,641,000 for the same periods of 2012.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Impaired loans as of June 30, 2013 and December 31, 2012 are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
June 30, 2013
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$102,904
Commercial R.E. - mortgages	3,049,170	1,046,483	0	1,046,483	0	2,299,473
Land	1,319,519	0	1,193,100	1,193,100	352,628	2,083,370
Farmland	102,511	102,511	0	102,511	0	25,628
Commercial and Industrial	27,473	19,791	0	19,791	0	20,621
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	708,249
Agriculture	0	0	0	0	0
Total	$4,498,673	$1,168,785	$1,193,100	$2,361,885	$352,628	$5,240,245

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
December 31, 2012
Commercial real estate:
Commercial R.E. - construction	$193,027	$0	$126,427	$126,427	$2,872	$222,757
Commercial R.E. - mortgages	5,728,716	1,875,320	1,469,777	3,345,097	136,015	3,093,523
Land	6,866,869	663,232	1,755,991	2,419,223	409,656	2,833,250
Farmland	0	0	0	0	0	0
Commercial and Industrial	27,812	21,311	0	21,311	0	52,822
Consumer	0	0	0	0	0	0
Consumer residential	1,034,884	1,010,999	0	1,010,999	0	534,578
Agriculture	0	0	0	0	0	0
Total	$13,851,308	$3,570,862	$3,352,195	$6,923,057	$548,543	$6,736,930

Troubled Debt Restructurings —  In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

At June 30, 2013, there were 3 loans and leases that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $1,213,000.  At December 31, 2012, there were 6 loans and leases that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $2,567,000.  The decrease of three TDR loans during the first six months of 2013 is due to a foreclosure on a loan totaling $54,000 that was subsequently sold.  At December 31, 2012 there were unfunded commitments of $1,697,000, respectively, on one loan classified as a troubled debt restructure because of an agreement with a borrower to continue advancing funds and covering overhead costs on a residential development project.  This loan and one other loan made to the same borrower totaling $1,303,000 were paid off during the second quarter of 2013.  There were no unfunded commitments on TDR loans at June 30, 2013.  We have allocated $353,000 and $413,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of June 30, 2013 and December 31, 2012, respectively.

During the three month periods ended June 30, 2013 and 2012, there were no loans modified as troubled debt restructuring.  During the six month period ended June 30, 2013, the terms of one loan were modified as troubled debt restructurings, and there were no loans modified as troubled debt restructuring in the comparable period of 2012. The modification of the terms of such loans typically includes one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date; or a temporary payment modification in which the payment amount allocated towards principal was reduced. In some cases, a permanent reduction of the accrued interest on the loan is conceded.

The following table presents loans by class modified as troubled debt restructurings that occurred during the six month period ended June 30, 2013 and 2012:

	Six Months Ended			Six Months Ended
	June 30, 2013			June 30, 2012
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial real estate:
Commercial R.E. - construction	0	$0	$0	0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	1	541,594	541,594	0	0	0
Farmland	0	0	0	0	0	0
Commercial and Industrial	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Total	1	$541,594	$541,594	0	$0	$0

The troubled debt restructuring during the six months ended June 30, 2013 did not increase the allowance for loan losses as a result of loan modifications because the loans are evaluated as an impaired loan and a specific valuation allowance would have already been allocated, if necessary, prior to the loan modification.  There were no charge-offs as a result of loan modifications, as the contractual balances outstanding were determined to be collectible.

The following table presents loans by class modified as troubled debt restructurings within the previous twelve months and for which there was a payment default during the three and six month periods ended June 30, 2013 and 2012.

	Three Months Ended		Three Months Ended
	June 30, 2013		June 30, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial real estate:
Commercial R.E. - construction	0	0	1	$275,502
Commercial R.E. - mortgages	0	0	0	0
Land	0	0	1	1,473,696
Farmland	0	0	0	0
Commercial and Industrial	0	0	0	0
Consumer	0	0	0	0
Consumer residential	0	0	0	0
Agriculture	0	0	0	0
Total	0	$0	1	$1,749,188

	Six Months Ended		Six Months Ended
	June 30, 2013		June 30, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial real estate:
Commercial R.E. - construction	0	0	1	$275,502
Commercial R.E. - mortgages	0	0	0	0
Land	0	0	1	1,473,696
Farmland	0	0	0	0
Commercial and Industrial	0	0	0	0
Consumer	0	0	0	0
Consumer residential	0	0	0	0
Agriculture	0	0	0	0
Total	0	$0	1	$1,749,188

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

As of June 30, 2013, there are no loans that are classified with a risk grade of 8- Loss.

The following table presents weighted average risk grades of our loan portfolio:

	June 30, 2013	December 31, 2012
	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.67	3.23
Commercial real estate - mortgages	3.17	3.22
Land	4.49	4.56
Farmland	3.49	3.04
Commercial and Industrial	2.04	3.09
Consumer	2.40	2.55
Consumer residential	3.05	3.17
Agriculture	3.32	3.50
Total gross loans	3.13	3.25

The following table presents risk grade totals by class of loans as of June 30, 2013 and December 31, 2012.  Risk grades 1 through 4 have been aggregated in the “Pass” line.

Dollars in thousands	Commercial R.E. Construction	Commercial R.E. Mortgages	Land	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

June 30, 2013
Pass	$8,517,759	268,956,242	8,212,899	20,504,720	34,183,990	903,143	23,178,517	9,591,729	$374,048,999
Special mention	—	6,900,350	—	—	264,382	—	—	—	7,164,732
Substandard	—	4,194,214	3,948,286	102,511	784,094	15,921	388,271	—	9,433,297
Doubtful	—	—		—	—	—	—	—	—
Total loans	$8,517,759	$280,050,806	$12,161,185	$20,607,231	$35,232,466	$919,064	$23,566,788	$9,591,729	$390,647,028

December 31, 2012
Pass	$6,455,427	$263,567,665	$8,974,864	$16,456,921	$35,435,491	$1,079,583	$24,257,465	$10,291,678	$366,519,094
Special mention	—	7,832,840	—	—	280,631	—	—	1,336,582	9,450,053
Substandard	126,427	7,365,774	5,294,613	—	812,383	16,218	1,401,625	—	15,017,040
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$6,581,854	$278,766,279	$14,269,477	$16,456,921	$36,528,505	$1,095,801	$25,659,090	$11,628,260	$390,986,187

Allowance for Loan Losses. The allowance for loan losses is a reserve established by the Company through a provision for loan losses charged to expense, which represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.” Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The process for determining the appropriate level of the allowance for loan losses is designed to account for credit deterioration as it occurs. The provision for  loan losses reflects loan quality trends, including the levels of and trends related to non-accrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for loan losses also reflects the totality of actions taken on all loans for a particular period.  In other words, the amount of the provision reflects not only the necessary increases in the allowance for loan losses related to newly identified criticized loans, but it also reflects actions taken related to other loans including, among other things, any necessary increases or decreases in required allowances for specific loans or loan pools.

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2013 and 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses

For the Three and Six Months Ended June 30, 2013 and 2012

	Commercial	Commercial		Consumer
	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Three Months Ended June 30, 2013
Beginning balance	$6,535,514	$470,141	$43,464	$438,767	$203,612	$51,942	$7,743,440
Charge-offs	(199,922)	0	(1,261)	(78,090)	0	0	(279,273)
Recoveries	1,640	0	1,599	2,904	0	0	6,143
Provision	38,640	15,127	(1,359)	16,574	(17,492)	48,510	100,000
Ending balance	$6,375,872	$485,268	$42,443	$380,155	$186,120	$100,452	$7,570,310

Six Months Ended June 30, 2013
Beginning balance	$6,571,290	$473,727	$50,062	$383,653	$285,734	$210,509	$7,974,975
Charge-offs	(436,036)	0	(5,604)	(178,090)	0	0	(619,730)
Recoveries	7,736	0	2,479	4,850	0	0	15,065
Provision	232,882	11,541	(4,494)	169,742	(99,614)	(110,057)	200,000
Ending balance	$6,375,872	$485,268	$42,443	$380,155	$186,120	$100,452	$7,570,310

Three Months Ended June 30, 2012
Beginning balance	$6,489,532	$554,920	$49,951	$377,078	$297,857	$22,810	$7,792,148
Charge-offs	(103,550)	0	(2,010)	0	0	0	(105,560)
Recoveries	18,286	926	405	1,742	0	0	21,359
Provision	253,389	(146,106)	4,525	128,171	(72,622)	132,643	300,000
Ending balance	$6,657,657	$409,740	$52,871	$506,991	$225,235	$155,453	$8,007,947

Six Months Ended June 30, 2012
Beginning balance	$6,969,004	$606,307	$65,060	$347,905	$363,174	$257,724	$8,609,174
Charge-offs	(1,210,340)	0	(20,652)	0	0	0	(1,230,992)
Recoveries	22,993	926	2,240	3,606	0	0	29,765
Provision	876,000	(197,493)	6,223	155,480	(137,939)	(102,271)	600,000
Ending balance	$6,657,657	$409,740	$52,871	$506,991	$225,235	$155,453	$8,007,947

The following table details the allowance for loan losses and ending gross loan balances as of June 30, 2013 and December 31, 2012, summarized by collective and individual evaluation methods of impairment.

	Commercial	Commercial		Consumer
	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
June 30, 2013
Allowance for loan losses for loans:
Individually evaluated for impairment	$352,628	$0	$0	$0	$0	$0	$352,628
Collectively evaluated for impairment	6,023,244	485,268	42,443	380,155	186,120	100,452	7,217,682
	$6,375,872	$485,268	$42,443	$380,155	$186,120	$100,452	$7,570,310

Ending gross loan balances:
Individually evaluated for impairment	$2,342,094	$19,791	$0	$0	$0	$0	$2,361,885
Collectively evaluated for impairment	318,994,887	35,212,675	919,064	23,566,788	9,591,729	0	388,285,143
	$321,336,981	$35,232,466	$919,064	$23,566,788	$9,591,729	$0	$390,647,028

December 31, 2012
Allowance for loan losses for loans:
Individually evaluated for impairment	$548,543	$0	$0	$0	$0	$0	$548,543
Collectively evaluated for impairment	6,022,747	473,727	50,062	383,653	285,734	210,509	7,426,432
	$6,571,290	$473,727	$50,062	$383,653	$285,734	$210,509	$7,974,975

Ending balances of loans:
Individually evaluated for impairment	$5,890,748	$21,311	$0	$1,010,998	$0	$0	$6,923,057
Collectively evaluated for impairment	310,183,783	36,507,194	1,095,801	24,648,092	11,628,260	0	384,063,130
	$316,074,531	$36,528,505	$1,095,801	$25,659,090	$11,628,260	$0	$390,986,187

Changes in the reserve for off-balance-sheet commitments were as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2013	2012	2013	2012

Balance, beginning of period	$123,977	$103,588	$108,209	$119,202
Provision (Recovery) to Operations for Off Balance Sheet	(2,453)	12,414	13,315	(3,200)
Balance, end of period	$121,524	$116,002	$121,524	$116,002

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

At June 30, 2013 and December 31, 2012, loans carried at $390,647,028 and $390,986,187, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 6 — OTHER REAL ESTATE OWNED

As of June 30, 2013, the Company owned nine properties with outstanding balances of approximately $1,827,000, as compared to one property consisting of residential land that was written down to a zero balance that was classified as other real estate as of December 31, 2012.  Each of these properties was acquired through loan foreclosure.  The residential land property the Company owned at June 30, 2013 and December 31, 2012, was written down to a zero balance because the public utilities have not been obtainable rendering these land lots unmarketable at this time.  There was one sale of an OREO property during the six months ended June 30, 2013 resulting in a loss on sale of approximately $1,000, as compared to one sale recorded in the first six months of 2012 that resulted in a gain on sale of approximately $4,000.

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

Future compensation under both plans is earned for services rendered through retirement. The Bank accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the plans. The Bank’s current benefit liability is determined based on vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which average approximately 20 years.  The salary continuation liability as of June 30, 2013 and December 31, 2012 was $1,921,000 and $1,800,000, respectively, and is reported in interest payable and other liabilities on the condensed consolidated balance sheets.

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

The combined cash surrender value of all Bank-owned life insurance policies recorded in other assets on the condensed consolidated balance sheet was $11,885,000 and $11,680,000 at June 30, 2013 and December 31, 2012, respectively.

NOTE 8 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of June 30, 2013 and December 31, 2012. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

The estimated fair values of the Company’s financial instruments at June 30, 2013 were as follows:

			Hierarchy
	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$105,717,183	$105,717,183	1
Restricted equity securities	3,170,250	3,170,250	2
Loans, net	382,512,487	396,704,690	3
Interest receivable	1,905,358	1,905,358	2

Financial liabilities:
Deposits	(577,129,084)	(564,828,518)	3
Interest payable	(52,639)	(52,639)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(476,622)	3

The estimated fair values of the Company’s financial instruments at December 31, 2012 were as follows:

			Hierarchy
	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$141,334,998	$141,334,998	1
Restricted equity securities	3,129,750	3,129,750	2
Loans, net	382,411,361	398,029,908	3
Interest receivable	1,654,474	1,654,474	2

Financial liabilities:
Deposits	(586,992,650)	(587,430,712)	3
Interest payable	(67,958)	(67,958)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(422,036)	3

Assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2013 and December 31, 2012 are summarized below:

	Fair Value Measurements at June 30, 2013 Using
	June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$53,102,004	$0	$53,102,004	$0
Collateralized mortgage obligations	10,868,427	0	10,868,427	0
Municipalities	41,711,341	0	41,711,341	0
SBA Pools	1,147,290	0	1,147,290	0
Corporate Debt	4,796,806	0	4,796,806	0
Asset backed securities	4,894,790	0	4,894,790
Mutual Fund	2,806,881	2,806,881	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired loans	$2,239,583	$0	$0	$2,239,583
Other real estate owned	$1,827,203	$0	$0	$1,827,203

	Fair Value Measurements at December 31, 2012 Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities
U.S. agencies	$55,517,059	$0	$55,517,059	$0
Collateralized mortgage obligations	12,604,384	0	12,604,384	0
Municipalities	26,992,288	0	26,992,288	0
SBA Pools	1,178,308	0	1,178,308	0
Corporate debt	4,705,602	0	4,705,602	0
Mutual Fund	2,868,240	2,868,240	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired Loans	$4,980,341	$0	$0	$4,980,341

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Available-for-sale securities - Investment securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted market prices, if available.  If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions, and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds.  Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities.  Securities classified as Level 3 include asset-backed securities in less liquid markets where significant inputs are unobservable.

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

NOTE 9 — EARNINGS PER SHARE

Earnings per share (“EPS”) are based upon the weighted average number of common shares outstanding during each year. The following table shows: (1) weighted average basic shares, (2) effect of dilutive securities related to stock options and non-vested restricted stock, and (3) weighted average shares of common stock and common stock equivalents. Net income available to common stockholders is calculated as net income reduced by dividends accumulated on preferred stock. Basic EPS are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period, excluding unvested restricted stock awards. Diluted EPS are calculated using the weighted average diluted shares, which reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive shares included in year-to-date diluted EPS is a weighted average of the dilutive shares included in each quarterly diluted EPS computation under the treasury stock method. We have two forms of outstanding common stock: common stock and unvested restricted stock awards. Holders of restricted stock awards receive non-forfeitable dividends at the same rate as common stockholders and they both share equally in undistributed earnings.

The Company’s calculation of basic and diluted earnings per share (“EPS”) for the three and six month periods ended June 30, 2013 and 2012 are reflected in the table below.

	THREE MONTHS ENDED
	JUNE 30,
In thousands (except share and per share amounts)	2013	2012
BASIC EARNINGS PER SHARE

Net income available to common shareholders	$1,374,391	$1,237,585
Weighted average shares outstanding	7,802,012	7,728,024
Net income per common share	$0.18	$0.16

DILUTED EARNINGS PER SHARE

Net income available to common shareholders	$1,374,391	$1,237,585
Weighted average shares outstanding	7,802,012	7,728,024
Effect of dilutive stock options	6,829	11,418
Effect of dilutive non-vested restricted shares	34,123	11,510
Weighted average shares of common stock and common stock equivalents	7,842,964	7,750,952
Net income per diluted common share	$0.18	$0.16

	SIX MONTHS ENDED
	JUNE 30,
In thousands (except share and per share amounts)	2013	2012
BASIC EARNINGS PER SHARE

Net income available to common shareholders	$2,606,322	$2,529,740
Weighted average shares outstanding	7,790,238	7,725,316
Net income per common share	$0.33	$0.33

DILUTED EARNINGS PER SHARE

Net income available to common shareholders	$2,606,322	$2,529,740
Weighted average shares outstanding	7,790,238	7,725,316
Effect of dilutive stock options	11,459	14,516
Effect of dilutive non-vested restricted shares	35,039	7,614
Weighted average shares of common stock and common stock equivalents	7,836,736	7,747,446
Net income per diluted common share	$0.33	$0.33

During the three and six month periods ended June 30, 2013, anti-dilutive weighted average options to purchase 69,995 and 71,738 shares of common stock, respectively, were outstanding with prices ranging from $8.25 to $15.67.  Anti-dilutive weighted average stock options of 208,375 and 214,000 were outstanding during the three and six month periods of 2012, respectively, with prices ranging from $7.04 to $15.67.  These options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.  These options begin to expire in 2015.

There were no anti-dilutive non-vested restricted stock grants for the three and six months ended June 30, 2013 and 2012.

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

Management believes the following were important factors in the Company’s performance during the three and six month periods ended June 30, 2013:

•                  Thanks to our deep roots in the communities that we serve, our focus on customer care and our selectivity in lending, during the first six months of 2013, our performance has been better than most institutions of our size that compete in our market.  Despite the stagnant economy affecting our primary market areas, we have been able to increase our core deposits to $565.0 million and have posted net income available to common shareholders of $0.18 and $0.33 per diluted share for the three and six month periods ended June 30, 2013, respectively.  While recently published economic data indicates that the current downturn may be easing, it is not clear when or at what speed the economy will recover. To the extent that the weak business climate continues, it will affect the market areas that we serve and our results accordingly.

•                  The Company recognized net income available to common shareholders of $1,374,000 and $2,606,000 for the three and six month periods ended June 30, 2013, respectively, as compared to $1,238,000 and $2,530,000 for the same periods in 2012.  The Company recognized net income before preferred stock dividends of $1,374,000 and $2,674,000 for the three and six months ended June 30, 2013, respectively, as compared to $1,352,000 and $2,813,000 for the same periods in 2012.  The factors contributing to these results will be discussed below.

•                  The Company recognized $68,000 in the six months ended June 30, 2013, associated with the accrual for preferred stock dividends for the Series B Preferred Stock that the U.S. Treasury owned under the Small Business Lending Fund (“SBLF”).  The Company repurchased 6,750 shares of its Series B Preferred Stock in May 2012, and 6,750 shares of its Series B Preferred Stock in March 2013, leaving no shares of Series B Preferred Stock outstanding as of March 31, 2013.In comparison, the three and six month periods of 2012 reflected $114,000 and $283,000, respectively, for preferred stock dividends.

•             The Company has taken significant steps to reduce the risk of loan losses.   In the three and six month periods ended June 30, 2013, the provision for loan loss was $100,000 and $200,000, respectively, which compares to $300,000 and $600,000 recorded in the same periods in 2012.  The decrease was mainly due to management’s assessment of the appropriate level for the allowance for loan losses and a decrease in the level of non-accrual loans. The Company continues to monitor the Bank’s loan portfolio with the objective of avoiding defaults or write-downs.  Despite these actions, the possibility of additional losses cannot be eliminated, but the Board of Directors and all employees continue to work hard to make the best of these continuing challenging conditions.

•                  Net interest income decreased $188,000 or 3.0% and $603,000 or 4.8% for the three and six month periods ended June 30, 2013, respectively, compared to the same periods in 2012.  The decrease was primarily due to loan and investment security yield reduction.

•                  Non-interest income increased by $146,000 or 21.7% and $99,000 or 6.6% for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012.  The increase was primarily due to increased investment service fee income and mortgage commissions.

•                  Non-interest expense increased by $122,000 or 2.6% and $164,000 or 1.8% for the three and six month periods ended June 30, 2013, respectively, as compared to the same periods in 2012.  The increase was due to a combination of expenses incurred to support the growth of our product lines and services, which was offset in part by strong loan production resulting in an increase in deferred loan cost of $157,000, for the six month period of 2013 compared to 2012, included in salaries and employee benefits.

•                  Total assets decreased $16.4 million or 2.5% from December 31, 2012.  Total net loans increased by $0.1 million or 0.0% and investment securities increased by $15.5 million or 14.9% from December 31, 2012 to June 30, 2013, while deposits decreased by $9.9 million or 1.7% for the same period.

Income Summary

For the three and six month periods ended June 30, 2013, the Company recorded net income available to common shareholders of $1,374,000 and $2,606,000, respectively, representing increases of $137,000 and $77,000, as compared to the same periods in 2012.  Return on average assets (annualized) was 0.86% and 0.84% for the three and six months ended June 30, 2013, respectively, as compared with 0.92% and 0.95% for the same periods in 2012.  Annualized return on average common equity was 8.48% and 8.16% for the three and six months ended June 30, 2013, respectively, as compared to 8.36% and 8.65% for the same periods of 2012.

Net income before provisions for income taxes and preferred stock dividends and accretion was up $36,000 for the second quarter and down $268,000 for the six months ended June 30, 2013, from the comparable 2012 periods.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

	Effect on Pre-Tax Income	Effect on Pre-Tax Income
	Increase (Decrease)	Increase (Decrease)
	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2013	June 30, 2013
Change from 2012 to 2013 in:
Net interest income	$(188)	$(603)
Provision for loan losses	200	400
Non-interest income	146	99
Non-interest expense	(122)	(164)
Change in income before income taxes	$36	$(268)

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three and six month periods ended June 30, 2013, net interest income was $6.02 million and $11.87 million, respectively, which represented decreases of $188,000 or 3.0% and $603,000 or 4.8% from the comparable periods in 2012.

The net interest margin (net interest income as a percentage of average interest earning assets) was 4.18% and 4.11% for the three and six month periods ended June 30, 2013, respectively, a decrease of 55 and 59 basis points, as compared to the same periods in 2012.  The decrease in the net interest margin in the first six months of 2013 was primarily attributable to a change in the mix of earning assets with a higher portion in investment securities and interest earning deposits balances, which had balance increases of $11.9 million and $44.7 million, respectively, compared to the first six months of 2012.  These balances had yields of 3.55% and 0.26%, respectively, in the first six months of 2013, which was significantly less than the yield on gross loans and thus driving down the overall yield on earning assets.

The current low market interest rate environment has had a positive impact on net interest income in previous years because the Company’s balance sheet is liability sensitive which typically results in our average cost of funds decreasing faster than the average yield on interest earning assets in a declining rate environment.  In 2013, we have not recognized this benefit to the same degree, as deposit interest rates are at historic lows and have essentially reached a threshold in which they cannot reasonably be further reduced.  However, the total cost of funds did recognize a moderate decrease of 7 and 8 basis points for the three and six months ended June 30, 2013, respectively, compared to 2012 due to further rate reductions and a shift from high cost CDs and FHLB borrowed funds into demand deposit and money market accounts.  In addition, average non-interest-bearing demand deposit balances increased by $32.7 million and $33.5 million for the three and six month periods ended June 30, 2013, respectively, as compared to the same periods of 2012.  Compared to cost of funds, the decrease in earning asset yield was more significant at 62 and 65 basis points for the three and six month periods ended June 30, 2013, respectively, compared to the same periods of 2012.  The investment securities portfolio recognized a significant decrease of 77 and 37 basis points for the second quarter and six month period of 2013, respectively, as compared to 2012, mainly because of the Company deploying cash into investment security purchases, which have historically low yields.  The yield on loans decreased moderately by 13 and 31 basis points for the second quarter and six month period of 2013, respectively, as compared to 2012, in spite the significant portion of our loans that are at their contractual rate floors.

The following tables shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three and six month periods ended June 30, 2013 and 2012:

Net Interest Analysis

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
(Dollars in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield	Average Balance	Interest Income / Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$391,381	$5,461	5.60%	$391,051	$5,589	5.73%
Investment securities (2)	115,476	872	3.03%	103,102	977	3.80%
Federal funds sold	8,499	5	0.24%	7,837	5	0.26%
Interest-earning deposits	77,972	54	0.28%	33,942	25	0.30%
Total interest-earning assets	593,328	6,392	4.32%	535,932	6,596	4.94%
Total noninterest earning assets	45,978			52,371
Total Assets	639,306			588,303
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-earning DDA	8,029	3	0.15%	—	—	0.00%
Money market deposits	236,951	84	0.14%	247,140	129	0.21%
NOW deposits	80,941	22	0.11%	64,236	23	0.14%
Savings deposits	35,663	13	0.15%	25,913	14	0.22%
Time certificates of deposit $100,000 or more	36,643	70	0.77%	37,669	82	0.87%
Other time deposits	19,875	24	0.48%	21,937	33	0.60%
Other borrowings	0	0	0.00%	0	0	0.00%
Total interest-bearing liabilities	418,102	216	0.21%	396,895	281	0.28%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	152,439			119,740
Other liabilities	3,773			3,202
Total noninterest-bearing liabilities	156,212			122,942
Shareholders’ equity	64,992			68,466
Total liabilities and shareholders’ equity	$639,306			$588,303
Net interest income		$6,176			$6,315
Net interest spread (3)			4.11%			4.66%
Net interest margin (4)			4.18%			4.73%

(1)  Loan fees have been included in the calculation of interest income.

(2) Yields and interest income on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

	Six months ended			Six months ended
	June 30, 2013			June 30, 2012
(Dollars in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield	Average Balance	Interest Income / Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$388,078	$10,547	5.48%	$391,627	$11,307	5.79%
Investment securities (2)	109,084	1,923	3.55%	97,153	1,897	3.92%
Federal funds sold	10,174	12	0.24%	8,583	10	0.23%
Interest-earning deposits	87,983	112	0.26%	43,258	55	0.25%
Total interest-earning assets	595,319	12,594	4.27%	540,621	13,269	4.92%
Total noninterest earning assets	49,532			53,086
Total Assets	644,851			593,707
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-earning DDA	8,404	7	0.17%	—	—	0.00%
Money market deposits	241,812	178	0.15%	252,056	276	0.22%
NOW deposits	79,286	44	0.11%	64,925	51	0.16%
Savings deposits	33,959	27	0.16%	25,147	30	0.24%
Time certificates of deposit $100,000 or more	37,342	145	0.78%	36,992	165	0.89%
Other time deposits	19,956	49	0.50%	22,562	74	0.66%
Other borrowings	0	0	0.00%	940	5	1.07%
Total interest-bearing liabilities	420,759	450	0.22%	402,622	601	0.30%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	153,271			119,740
Other liabilities	3,738			1,352
Total noninterest-bearing liabilities	157,009			121,092
Shareholders’ equity	67,083			69,993
Total liabilities and shareholders’ equity	$644,851			$593,707
Net interest income		$12,144			$12,668
Net interest spread (3)			4.05%			4.62%
Net interest margin (4)			4.11%			4.70%

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

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three and six month periods ended June 30, 2013 and 2012.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

(In thousands)

	For the Three Months Ended June 30,
	2013 vs 2012
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$5	$(133)	$(128)
Investment securities (2)	117	(222)	(105)
Federal funds sold	0	0	0
Interest-earning deposits	32	(3)	29
Total interest income	$154	$(358)	$(204)

Interest expense:
Interest-earning DDA	0	3	3
Money market deposits	(5)	(40)	(45)
NOW deposits	6	(7)	(1)
Savings deposits	5	(6)	(1)
Time CD $100K or more	(2)	(10)	(12)
Other time deposits	(3)	(6)	(9)
Other borrowings	0	0	0
Total interest expense	$1	$(66)	$(65)

Change in net interest income	$153	$(292)	$(139)

(1)  Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

The table above reflects the current low interest rate environment has impacted assets more than liabilities as indicated by the decrease of $292,000 in net interest income due to the rate change for the second quarter of 2013.  This is not typical for the Company, as we have historically been liability sensitive in recent years.  However, purchases of investment securities in the past 12 months at market interest rates lower than our overall portfolio reflects a decrease of $222,000 due to the lower yield of the new securities. Additionally, the decrease in loan yields resulted in a $133,000 decrease to loan interest income for the quarter compared to prior year.  The increase in all earning asset categories combined with the overall change in mix of balances resulted in an increase of $153,000 to net interest income over the same period.

	For the Six Months Ended June 30,
	2013 vs 2012
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$(102)	$(658)	$(760)
Investment securities (2)	233	(207)	26
Federal funds sold	2	0	2
Interest-earning deposits	57	0	57
Total interest income	$190	$(865)	$(675)

Interest expense:
Interest-earning DDA	—	7	7
Money market deposits	(11)	(87)	(98)
NOW deposits	11	(18)	(7)
Savings deposits	11	(14)	(3)
Time CD $100K or more	2	(22)	(20)
Other time deposits	(9)	(16)	(25)
Other borrowings	(5)	0	(5)
Total interest expense	$(1)	$(150)	$(151)

Change in net interest income	$191	$(715)	$(524)

(1)  Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

The table above reflects the current low interest rate environment has impacted assets more than liabilities as indicated by the decrease of $715,000 in net interest income due to the rate change for the first six months of 2013.  This is not typical for the Company, as we have historically been liability sensitive in recent years.  However, purchases of investment securities in the past 12 months at market interest rates lower than our overall portfolio reflects a decrease of $207,000 due to the lower yield of the new securities. Additionally, the decrease in loan yields resulted in a $658,000 year-to-date decrease to loan interest income compared to prior year.  The decreased loan volume was offset by the increase in investment securities and combined with the overall change in mix of balances resulted in an increase of $191,000 to net interest income over the same period.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three and six month periods ended June 30, 2013, non-interest income was $817,000 and $1,602,000, respectively, representing increases of $146,000 or 21.7% and $99,000 or 6.6%, compared to the same periods in 2012.

The following tables show the major components of non-interest income:

	For the Three Months Ended June 30,
	2013	2012	$ change	% change
Service charges on deposits	$298,817	$300,498	$(1,681)	(0.6)%
Earnings on cash surrender value of life insurance	105,000	105,000	0	0.0%
Mortgage commissions	86,188	60,378	25,810	42.7%
Gains on called securities	16,213	13,456	2,757	20.5%
Other income	311,492	192,828	118,664	61.5%
Total non-interest income	$817,710	$672,160	$145,550	21.7%

	For the Six Months Ended June 30,
	2013	2012	$ change	% change
Service charges on deposits	$585,535	$581,576	$3,959	0.7%
Earnings on cash surrender value of life insurance	205,547	210,000	(4,453)	(2.1)%
Mortgage commissions	136,702	107,787	28,915	26.8%
Gains on called securities	34,565	35,003	(438)	(1.3)%
Other income	639,995	569,020	70,975	12.5%
Total non-interest income	$1,602,344	$1,503,386	$98,958	6.6%

Service charges on deposits decreased by $2,000 for the second quarter and increased $4,000 for the six month period ended June 30, 2013, compared to the same periods in 2012, as a result of an increase in the number of transaction deposit accounts.  Mortgage commissions have increased by $26,000 and $29,000 for the three and six month periods of 2013, respectively, as compared to the same periods of 2012 as a result of the escalated demand for home purchases and refinancing due in part to the current low interest rate environment.

Other income increased by $119,000 and $71,000 for the three and six month periods ended June 30, 2013, respectively, as compared to the same periods of 2012, mainly as a result of the year-to-date increases of $157,000 in investment service fee income, $55,000 in debit card fee income, and a decrease in the checking cash back rewards contra expense accrual of $92,000.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

	For the Three Months Ended June 30,
	2013	2012	$ change	% change
Salaries and employee benefits	$2,595,222	$2,514,183	$81,039	3.2%
Occupancy	741,376	743,208	(1,832)	(0.2)%
Data processing fees	303,085	278,003	25,082	9.0%
OREO expenses	784	(1,716)	2,500	(145.7)%
Regulatory assessments (FDIC & DFI)	120,000	116,000	4,000	3.4%
Other	973,401	962,341	11,060	1.1%
Total non-interest income	$4,733,868	$4,612,019	$121,849	2.6%

	For the Six Months Ended June 30,
	2013	2012	$ change	% change
Salaries and employee benefits	$5,139,141	$5,089,746	$49,395	1.0%
Occupancy	1,481,383	1,494,082	(12,699)	(0.8)%
Data processing fees	607,603	555,864	51,739	9.3%
OREO expenses	784	18,358	(17,574)	(95.7)%
Regulatory assessments (FDIC & DFI)	240,000	233,000	7,000	3.0%
Other	1,904,042	1,817,733	86,309	4.7%
Total non-interest income	$9,372,953	$9,208,783	$164,170	1.8%

Non-interest expenses increased by $122,000 or 2.6% and 164,000 or 1.8% for the three and six months ended June 30, 2013, respectively, as compared to the same periods of 2012.  Salaries and employee benefits increased $81,000 and $49,000 for the three and six months ended June 30, 2013, respectively, as compared to the same periods of 2012.  The salary and benefit increase was offset in part by an increase in deferred loan costs of $157,000, stemming from strong loan production during the first six months of 2013.  Data processing fees increased by $25,000 and $52,000 for the three and six month periods ended June 30, 2013, respectively, from the comparable 2012 periods, as a result of an increased number of transaction accounts and the expansion of our products and services. Also contributing was an increase in other expense of $11,000 and $86,000 for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, due to a combination of expenses incurred to support the growth of our product lines and services.

FDIC and DFI (California Department of Financial Institutions) regulatory assessments were $120,000 and $240,000 for the three and six months ended June 30, 2013, respectively, representing an increase of $4,000 and $7,000 compared to the same periods of 2012.  The initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC.  The increase in 2013 is due to a higher deposit base in 2013 as compared to 2012, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis.

Occupancy expenses decreased by $2,000 and $13,000 for the three and six months ended June 30, 2013, respectively, as compared to the prior year.

OREO expenses in the three and six months ended June 30, 2013, reflects a loss on sale of an OREO property of $1,000, compared to a $2,000 gain recorded the second quarter of 2012 and expense of $18,000 for six month period of 2012.  Included within the 2012 totals was a gain on OREO sale of $4,000 and the remaining expense is attributed to general overhead such as property taxes and utilities associated with the properties classified as other real estate owned.  There have been four foreclosures which has increased our OREO inventory from one property as of June 30, 2012 to nine properties as of June 30, 2013.  There was one sale of OREO property during the first six months of 2013 resulting in a loss on sale of $1,000 and no sales during the first six months of 2012.

Management anticipates that noninterest expense will continue to increase as we continue to grow.  However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Income Taxes

We reported a provision for income taxes of $634,000 and $1,229,000 for the three and six month periods ended June 30, 2013, respectively, representing an increase of $13,000 in the second quarter and a decrease of $129,000 year-to-date, as compared to the provisions reported in the comparable periods of 2012.  The effective income tax rate on income from continuing operations was 31.6% and 31.5% for the three and six months ended June 30, 2013, respectively, compared to 31.5% and 32.6% for the comparable periods of 2012.  These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans).  The disparity between the effective tax rates for 2013 as compared to 2012 is primarily due to tax credits from California Enterprise Zones and low income housing projects as well as tax free-income on loans within these enterprise zones and municipal securities and loans that comprise a larger proportion of pre-tax income in 2013 as compared to 2012.

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

Non-accrual loans totaled $2.36 million at June 30, 2013, as compared to $6.92 million at December 31, 2012.  The non-accrual loans as of June 30, 2013 are loans made to five borrowers primarily for purposes of real estate construction and commercial real estate.  As of June 30, 2013, we had three loans considered troubled debt restructurings totaling $1.21 million, all of which are included in non-accrual loans.

OREO as of June 30, 2013 consisted of nine properties, one of which was a residential land acquired through foreclosure that was written down to a zero balance because the public utilities have not been obtainable rendering these land lots unmarketable at this time.  The other eight OREO properties consisted of commercial real estate and land totaling $1,827,000 and were acquired through foreclosure.

The following table presents information about the Bank’s non-performing assets, including asset quality ratios as of June 30, 2013 and December 31, 2012:

Non-Performing Assets

	June 30,	December 31,
(in thousands)	2013	2012
Loans in non-accrual status	$2,362	$6,923
Loans past due 90 days or more and accruing	0	0
Total non-performing loans	2,362	6,923
Other real estate owned	1,827	0
Total non-performing assets	$4,189	$6,923

Allowance for loan losses	$7,570	$7,975

Asset quality ratios:
Non-performing assets to total assets	0.65%	1.05%
Non-performing loans to total loans	0.60%	1.77%
Allowance for loan losses to total loans	1.94%	2.04%
Allowance for loan losses to total non-performing loans	320.52%	115.19%

Non-performing assets decreased by $2,734,000 as of June 30, 2013 as compared to December 31, 2012, primarily as a result of the $4,561,000 reduction in non-accrual loans.  This reduction was due to principal payments of $1,725,000, loans foreclosed on and transferred to OREO of $1,881,000, charge-offs of $593,000 and three loans totaling $643,000 that were placed back on accrual status.   These reductions were offset by additions of $144,000 for new loans placed on non-accrual status and an advance on an existing non-accrual loan of $138,000.  Additionally, OREO balances increased by $1,827,000 during the six month period ended June 30, 2013 due to foreclosures on four loans.

Allowance for Loan and Lease Losses (“ALLL”)

In anticipation of credit risk inherent in our lending business, we routinely set aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges made for the outstanding loan portfolio have been credited to the allowance for loan losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company recorded loan loss provisions of $100,000 and $200,000 for the three and six month periods in 2013, respectively, which decreased by $200,000 and $400,000, as compared to the provisions recorded in the same periods of 2012.

The allowance for loan losses decreased by $405,000 or 5.1%, to $7.57 million at June 30, 2013, as compared with $7.97 million at December 31, 2012.  The Company recognized the decrease in the allowance for loan losses during the first six months of the year due to the net loan charge-offs of $605,000 which was partially offset by loan loss provision of $200,000.  The financial condition of certain Bank clients has stabilized which has improved the overall credit risk of the loan portfolio as evidenced by our decrease in non-accrual loans. The decrease to the allowance for loan losses resulted in a decrease in the allowance for loan losses as a percentage of total loans to 1.94% at June 30, 2013, as compared to 2.04% at December 31, 2012.

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

Although management believes the allowance at June 30, 2013 was adequate to absorb probable losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on our service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of June 30, 2013, and December 31, 2012, we had $105.7 million and $141.3 million, respectively, in cash and cash equivalents.

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

Deposits

Total deposits at June 30, 2013 were $577.1 million, a $9.9 million or 1.7% decrease from the deposit total of $587.0 million at December 31, 2012.  Average deposits increased $52.6 million to $574.0 million for the six month period ended June 30, 2013 as compared to the same period in 2012. We attracted deposits due to the safety and soundness of the Bank and our focus on customer service.

	June 30,	December 31,	Six month change
(in thousands)	2013	2012	$	%

Demand	$165,754	$175,588	$(9,834)	(5.6)%
NOW	87,840	83,861	3,979	4.7%
MMDA	232,160	238,997	(6,837)	(2.9)%
Savings	36,957	30,181	6,776	22.5%
Time < $100K	19,529	20,421	(892)	(4.4)%
Time > $100K	34,889	37,945	(3,056)	(8.1)%
	$577,129	$586,993	$(9,864)	(1.7)%

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks.  Seven of our clients carry deposit balances of more than 1% of our total deposits, two of which had a deposit balance of more than 3% of total deposits at June 30, 2013.

Since our deposit growth strategy emphasizes core deposit growth we have avoided relying on brokered deposits as a consistent source of funds. The Company had $2.0 million in brokered deposits as of June 30, 2013 and December 31, 2012, respectively.  The only brokered deposits the Bank holds are from CDARS and ICS, a certificate of deposit and money market account program, respectively, that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer.

Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. Our outstanding FHLB advances were paid in full during the first quarter of 2012 and remained a zero balance at December 31, 2012 and June 30, 2013, due to elevated liquidity levels from increased deposits and loan payments that allowed us to pay the advances off.    See “Liquidity Management” below for the details on the FHLB borrowings program.

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

The following table shows our capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at June 30, 2013 and December 31, 2012:

Oak Valley Community Bank Capital Ratios —

(dollars in thousands)

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2013:
Total Capital (to Risk-Weighted Assets)	$68,078	14.9%	$45,578	10%	$36,463	8%
Tier 1 Capital (to Risk-Weighted Assets)	$62,356	13.7%	$27,347	6%	$18,231	4%
Tier 1 Capital (to Average Assets)	$62,356	9.75%	$31,963	5%	$25,570	4%

As of December 31, 2012:
Total Capital (to Risk-Weighted Assets)	$72,230	16.0%	$45,035	10%	$36,028	8%
Tier 1 Capital (to Risk-Weighted Assets)	$66,570	14.8%	$27,021	6%	$18,014	4%
Tier 1 Capital (to Average Assets)	$66,570	10.3%	$32,310	5%	$25,848	4%

Oak Valley Bancorp Capital Ratios —

(dollars in thousands)

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2013:
Total Capital (to Risk-Weighted Assets)	$68,359	15.0%	N/A	N/A	$36,467	8%
Tier 1 Capital (to Risk-Weighted Assets)	$62,635	13.7%	N/A	N/A	$18,233	4%
Tier 1 Capital (to Average Assets)	$62,635	9.8%	N/A	N/A	$25,572	4%

As of December 31, 2012:
Total Capital (to Risk-Weighted Assets)	$72,376	16.1%	N/A	N/A	$36,030	8%
Tier 1 Capital (to Risk-Weighted Assets)	$66,716	14.8%	N/A	N/A	$18,015	4%
Tier 1 Capital (to Average Assets)	$66,716	10.3%	N/A	N/A	$25,850	4%

Our bank subsidiary is also subject to capital requirements similar to those discussed above.  The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above.  At June 30, 2013, our bank subsidiary exceeded the minimum ratios established by the FRB and FDIC.

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

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. We obtain funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings.  Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common and preferred stockholders. Our liquid assets at June 30, 2013 were $174.7 million compared to $200.1 million at December 31, 2012.  Our liquidity level measured as the percentage of liquid assets to total assets was 27.1% and 30.3% at June 30, 2013 and December 31, 2012, respectively. We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity.  As of June 30, 2013, our borrowing capacity from the FHLB was approximately $162.9 million and there were no outstanding advances. We also maintain 2 lines of credit with correspondent banks to purchase up to $25 million in federal funds, for which there were no advances as of June 30, 2013.

Off-Balance-Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of June 30, 2013 and December 31, 2012, we had commitments to extend credit of $47.6 million and $42.2 million, respectively, which includes obligations under letters of credit of $0.5 million and $0.5 million, respectively.

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

Item 2.                                                                             Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                                                                             Defaults Upon Senior Securities

None.

Item 4.                                                                             Mine Safety Disclosures

None.

Item 5.                                                                             Other Information

None.

Item 6.                                                                             Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to filings previously made with the SEC:

Exhibit No.	Exhibit Description

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*In accordance with Rule 406T of Regulation S-T, the information in these exhibits is “furnished” and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oak Valley Bancorp
Date: August 9, 2013	By:	/s/ RICHARD A. MCCARTY
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