Form 10-Q
period 2013-09-30
Oak Valley Bancorp
filed 2013-11-14
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  7,929,730 shares of common stock outstanding as of October 31, 2013.

Oak Valley Bancorp

September 30, 2013

		Page
PART I — FINANCIAL INFORMATION		2

Item 1.	Consolidated Financial Statements	2

Condensed Consolidated Balance Sheets at September 30, 2013 (Unaudited), and December 31, 2012		2

Condensed Consolidated Statements of Income (Unaudited) for the Three and Nine Month Periods Ended September 30, 2013 and September 30, 2012		3

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited) for the Three and Nine Month Periods Ended September 30, 2013 and September 30, 2012		4

Condensed Consolidated Statements of Changes of Shareholders’ Equity for the Nine-Month Period Ended September 30, 2013 (Unaudited) and the Year Ended December 31, 2012		5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine-Month Periods Ended September 30, 2013 and September 30, 2012		6

Notes to Condensed Consolidated Financial Statements		7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

PART II — OTHER INFORMATION		42

Item 1.	Legal Proceedings	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	43

PART I — FINANCIAL STATEMENTS

Item 1. Consolidated Financial Statements (Unaudited)

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

AT SEPTEMBER 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012 (AUDITED)

	September 30,	December 31,
	2013	2012
ASSETS

Cash and due from banks	$84,312,827	$130,799,998
Federal funds sold	15,495,000	10,535,000
Cash and cash equivalents	99,807,827	141,334,998

Securities available for sale	117,142,396	103,865,881
Loans, net of allowance for loan loss of $7,669,305 and $7,974,975 at September 30, 2013 and December 31, 2012, respectively	405,544,603	382,411,361
Bank premises and equipment, net	12,607,621	13,182,451
Other real estate owned	916,205	0
Interest receivable and other assets	23,173,299	19,786,065

	$659,191,951	$660,580,756

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$591,642,194	$586,992,650
Interest payable and other liabilities	4,170,838	3,619,382
Total liabilities	595,813,032	590,612,032

Commitments and contingencies

Shareholders’ equity
Series B Preferred stock, no par value; $1,000 per share liquidation preference, 10,000,000 shares authorized, 6,750 shares issued and outstanding at December 31, 2012	0	6,750,000
Common stock, no par value; 50,000,000 shares authorized, 7,929,730 and 7,907,780 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	23,758,210	23,673,210
Additional paid-in capital	2,483,466	2,341,814
Retained earnings	38,070,279	33,958,737
Accumulated other comprehensive (loss) income, net of tax	(933,036)	3,244,963

Total shareholders’ equity	63,378,919	69,968,724

	$659,191,951	$660,580,756

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012	2013	2012
INTEREST INCOME
Interest and fees on loans	$5,275,934	$5,633,389	$15,818,856	$16,934,021
Interest on securities available for sale	893,472	860,565	2,550,412	2,572,096
Interest on federal funds sold	5,315	6,568	17,012	16,192
Interest on deposits with banks	49,268	28,327	160,809	83,114
Total interest income	6,223,989	6,528,849	18,547,089	19,605,423

INTEREST EXPENSE
Deposits	193,547	274,963	643,319	870,925
FHLB advances	—	—	—	4,707
Total interest expense	193,547	274,963	643,319	875,632

Net interest income	6,030,442	6,253,886	17,903,770	18,729,791
PROVISION FOR LOAN LOSSES	100,000	300,000	300,000	900,000

Net interest income after provision for loan losses	5,930,442	5,953,886	17,603,770	17,829,791

OTHER INCOME
Service charges on deposits	318,064	287,101	903,599	868,677
Earnings on cash surrender value of life insurance	100,660	105,000	306,207	315,000
Mortgage commissions	59,944	63,792	196,646	171,579
Gains on called securities	18,091	35,406	52,656	70,410
Other	368,807	299,150	1,008,802	868,169
Total non-interest income	865,566	790,449	2,467,910	2,293,835

OTHER EXPENSES
Salaries and employee benefits	2,451,037	2,462,468	7,590,178	7,552,214
Occupancy expenses	738,937	766,401	2,220,320	2,260,483
Data processing fees	330,603	282,347	938,206	838,211
OREO expenses	1,409	—	2,193	18,358
Regulatory assessments (FDIC & DFI)	120,000	114,000	360,000	347,000
Other operating expenses	976,444	901,973	2,880,486	2,719,706
Total non-interest expense	4,618,430	4,527,189	13,991,383	13,735,972

Net income before provision for income taxes	2,177,578	2,217,146	6,080,297	6,387,654

PROVISION FOR INCOME TAXES	672,358	738,315	1,901,255	2,095,958
NET INCOME	$1,505,220	$1,478,831	$4,179,042	$4,291,696

Preferred stock dividends	—	84,375	67,500	367,500
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,505,220	$1,394,456	$4,111,542	$3,924,196

NET INCOME PER COMMON SHARE	$0.19	$0.18	$0.53	$0.51

NET INCOME PER DILUTED COMMON SHARE	$0.19	$0.18	$0.52	$0.51

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012	2013	2012

Net income	$1,505,220	$1,478,831	$4,179,042	$4,291,696
Available for sale securities:
Gross unrealized (loss) gain arising during the period	(2,762,108)	671,119	(7,046,747)	1,537,797
Reclassification adjustment for gains realized in net income (net of income tax of $7,444 and $21,668 for the three and nine months ended September 30, 2013, respectively and $14,570 and $28,974 for the comparable 2012 periods)	(10,647)	(20,836)	(30,988)	(41,436)
Income tax benefit (expense) related to unrealized gains/losses	1,136,608	(276,166)	2,899,736	(632,804)
Other comprehensive (loss) gain	(1,636,147)	374,117	(4,177,999)	863,557
Comprehensive (loss) income	$(130,927)	$1,852,948	$1,043	$5,155,253

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2012 AND THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2013 (UNAUDITED)

	YEAR ENDED DECEMBER 31, 2012 AND NINE MONTHS ENDED SEPTEMBER 30, 2013
							Accumulated
					Additional		Other	Total
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income	Equity

Balances, January 1, 2012	7,718,469	$23,453,443	13,500	$13,500,000	$2,128,700	$28,629,757	$2,690,106	$70,402,006
Stock options exercised	54,436	219,767						219,767
Tax benefit on stock options exercised					37,218			37,218
Restricted stock issued	134,875
Repurchase of Series B preferred stock			(6,750)	$(6,750,000)				(6,750,000)
Preferred stock dividend payments						(451,875)		(451,875)
Stock based compensation					175,896			175,896
Other comprehensive income							554,857	554,857
Net income						5,780,855		5,780,855
Balances, December 31, 2012	7,907,780	$23,673,210	6,750	$6,750,000	$2,341,814	$33,958,737	$3,244,963	$69,968,724

Stock options exercised	11,250	85,000						85,000
Restricted stock issued	15,000
Restricted stock cancelled	(4,300)
Repurchase of Series B preferred stock			(6,750)	$(6,750,000)				(6,750,000)
Preferred stock dividend payments						(67,500)		(67,500)
Stock based compensation					141,652			141,652
Other comprehensive loss							(4,177,999)	(4,177,999)
Net income						4,179,042		4,179,042
Balances, September 30, 2013	7,929,730	$23,758,210	0	$0	$2,483,466	$38,070,279	$(933,036)	$63,378,919

The accompanying notes are an integral part of these consolidated financial statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012

	NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,179,042	$4,291,696
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for loan losses	300,000	900,000
Increase (decrease) in deferred fees/costs, net	42,674	(81,575)
Depreciation	860,624	848,181
Amortization of investment securities, net	194,852	166,228
Stock based compensation	141,652	128,036
Excess tax benefits from stock-based payment arrangements	0	(37,218)
Loss (gain) on sale of premises and equipment	31,650	(22,498)
Gain on sale of OREO	(16,629)	(3,548)
Gain on called available for sale securities	(52,656)	(70,410)
Earnings on cash surrender value of life insurance	(306,207)	(315,000)
Increase in interest payable and other liabilities	551,456	3,092,985
Increase in interest receivable	(100,634)	(76,105)
Increase in other assets	(58,989)	(644,782)
Net cash from operating activities	5,766,835	8,175,990

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(34,186,448)	(40,439,977)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	13,668,334	25,174,459
Net (increase) decrease in loans	(25,357,546)	5,931,726
Purchase of FRB Stock	0	(1,450)
Redemption of FHLB stock	0	400,500
Proceeds from sale of OREO	982,054	247,923
Proceeds from sales of premises and equipment	5,625	22,498
Net purchases of premises and equipment	(323,069)	(453,125)
Net cash used in investing activities	(45,211,050)	(9,117,446)

CASH FLOWS FROM FINANCING ACTIVITIES:
FHLB payments	0	(3,000,000)
Preferred stock dividend payment	(67,500)	(367,500)
Repurchase of Series B preferred stock	(6,750,000)	(6,750,000)
Net decrease in demand deposits and savings accounts	9,768,849	19,164,074
Net decrease in time deposits	(5,119,305)	(2,034,616)
Excess tax benefits from stock-based payment arrangements	0	37,218
Proceeds from sale of common stock and exercise of stock options	85,000	219,767
Net cash (used in) from financing activities	(2,082,956)	7,268,943

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(41,527,171)	6,327,487

CASH AND CASH EQUIVALENTS, beginning of period	141,334,998	101,084,775

CASH AND CASH EQUIVALENTS, end of period	$99,807,827	$107,412,262

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$653,682	$931,745
Income taxes	$1,520,000	$965,000

NON-CASH INVESTING ACTIVITIES:
Real estate acquired through foreclosure	$1,881,630	$0
Change in unrealized (loss)/gain on available-for-sale securities	$(7,099,403)	$1,467,387

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

The accounting principles followed by the Company and the methods of applying these principles conform with accounting principles generally accepted in the United States of America (GAAP) and with general practices within the banking industry. In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ significantly from those estimates. Material estimates common to the banking industry that are particularly susceptible to significant change in the near term include, but are not limited to, the determination of the allowance for loan losses, fair values of financial instruments, the estimation of compensation expense related to stock options granted to employees and directors, and valuation allowances associated with deferred tax assets, the recognition of which are based on future taxable income.

The interim consolidated financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results of a full year’s operations.  Certain prior year amounts have been reclassified to conform to the current year presentation. There was no effect on net income or shareholders’ equity.  For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2012.

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

In July 2013, the FASB issued ASU No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU No. 2013-10 permits the use of the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge account purposes. The amendment is effective prospectively for qualifying new or redesiginated hedging relationships entered into on or after July 17, 2013. The adoption of ASU No. 2013-10 is not expected to have a material impact on the Company’s consolidated financial statements

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. No new recurring disclosures are required. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2013 and are to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In May 2012, the Company repurchased from the U.S. Treasury 6,750 shares of Series B Preferred Stock for aggregate consideration of $6.75 million.  In March 2013, the Company repurchased the remaining 6,750 shares of Series B Preferred Stock for aggregate consideration of $6.75 million plus $67,500 for accrued interest.  As of September 30, 2013, there are no outstanding shares of Series B Preferred Stock.

NOTE 4 — SECURITIES

The amortized cost and estimated fair values of debt securities as of September 30, 2013 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$52,622,388	$1,953,129	$(1,264,298)	$53,311,218
Collateralized mortgage obligations	10,195,441	301,335	(68,859)	10,427,918
Municipalities	41,318,794	898,084	(3,379,578)	38,837,299
SBA Pools	1,102,217	0	(4,730)	1,097,487
Corporate debt	4,690,201	107,445	0	4,797,646
Asset Backed Securities	5,849,203	18,872	(19,555)	5,848,520
Mutual Fund	2,949,126	0	(126,819)	2,822,308
	$118,727,370	$3,278,865	$(4,863,839)	$117,142,396

The following tables detail the gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2013.

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$20,097,272	$(1,015,959)	$1,747,229	$(248,339)	$21,844,501	$(1,264,298)
Collateralized mortgage obligations	1,672,944	(68,859)	0	0	1,672,944	(68,859)
Municipalities	26,848,775	(3,254,021)	1,024,109	(125,557)	27,872,884	(3,379,578)
SBA Pools	847,113	(3,598)	250,376	(1,132)	1,097,489	(4,730)
Corporate debt	0	0	0	0	0	0
Asset Backed Securities	3,899,340	(19,555)	0	0	3,899,340	(19,555)
Mutual Fund	2,822,308	(126,819)	0	0	2,822,308	(126,819)
Total temporarily impaired securities	$56,187,752	$(4,488,811)	$3,021,714	$(375,028)	$59,209,466	$(4,863,839)

At September 30, 2013, there were two municipalities, one agency, and one SBA pool that comprised the total securities in an unrealized loss position for greater than 12 months and 12 agencies, 34 municipalities, 2 asset backed securities, one collateralized mortgage obligation, one mutual fund and one SBA pools that make up the total securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary.  This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and volatility of the security’s fair value.  Management has determined that no investment security is other than temporarily impaired.  All of the temporarily impaired securities are credit rated as investment grade.  The unrealized losses are due primarily to interest rate changes and the Company does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities at September 30, 2013, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$14,884,900	$13,835,637
Due after one year through five years	20,467,867	21,497,654
Due after five years through ten years	43,203,072	41,259,614
Due after ten years	40,171,531	40,549,491
	$118,727,370	$117,142,396

The amortized cost and estimated fair values of debt securities as of December 31, 2012, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$52,607,537	$2,949,355	$(39,833)	$55,517,059
Collateralized mortgage obligations	11,698,399	905,985	—	12,604,384
Municipalities	25,323,157	1,727,206	(58,075)	26,992,288
SBA Pools	1,178,242	86	(20)	1,178,308
Corporate debt	4,669,390	37,048	(836)	4,705,602
Mutual Fund	2,874,727	—	(6,487)	2,868,240
	$98,351,452	$5,619,680	$(105,251)	$103,865,881

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

We recognized gross realized gains of approximately $18,000 and $53,000 for the three and nine month periods ended September 30, 2013, respectively, on certain available-for-sale securities that were partially called, which compares to approximately $35,000 and $70,000 in the same periods of 2012.  There were no realized losses during 2013 and 2012 periods.  There were no sales of available-for-sale securities during the first nine months of 2013 and 2012.

Securities carried at $75,240,000 and $56,484,000 at September 30, 2013 and December 31, 2012, respectively, were pledged to secure deposits of public funds.

NOTE 5 — LOANS

Our customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of September 30, 2013, approximately 81% of the Company’s loans are commercial real estate loans which include construction loans. Approximately 11% of the Company’s loans are for general commercial uses including professional, retail, and small business. Additionally, 5% of the Company’s loans are for residential real estate and other consumer loans. The remaining 3% are agriculture loans.   Loan totals were as follows:

	September 30, 2013	December 31, 2012
Commercial real estate:
Commercial real estate- construction	$14,294,985	$6,581,854
Commercial real estate- mortgages	287,586,666	278,766,279
Land	11,027,837	14,269,477
Farmland	20,764,811	16,456,921
Commercial and industrial	44,994,021	36,528,505
Consumer	884,357	1,095,801
Consumer residential	23,212,516	25,659,090
Agriculture	11,091,240	11,628,260
Total loans	413,856,433	390,986,187

Less:
Deferred loan fees and costs, net	(642,525)	(599,851)
Allowance for loan losses	(7,669,305)	(7,974,975)
Net loans	$405,544,603	$382,411,361

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At September 30, 2013, commercial real estate loans equal to approximately 34.5% of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.

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

Non-accrual loans, segregated by class of loans, were as follows:

	September 30, 2013	December 31, 2012
Commercial real estate:
Commercial real estate- construction	$0	$126,427
Commercial real estate- mortgages	2,273,961	3,345,098
Land	1,188,002	2,419,223
Farmland	97,433	0
Commercial and industrial	18,919	21,311
Consumer	0	0
Consumer residential	0	1,010,998
Agriculture	0	0
Total non-accrual loans	$3,578,315	$6,923,057

Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income of approximately $172,000 and $487,000 in three and nine month periods ended September 30, 2013, respectively, as compared to $178,000 and $514,000 in the same periods of 2012.

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of September 30, 2013:

September 30, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$14,294,985	$14,294,985	$0
Commercial R.E. - mortgages	0	1,227,478	1,046,483	2,273,961	285,312,705	287,586,666	0
Land	0	2,735,626	658,232	3,393,858	7,633,979	11,027,837	0
Farmland	0	0	97,433	97,433	20,667,378	20,764,811	0
Commercial and industrial	0	337,151	0	337,151	44,656,870	44,994,021	0
Consumer	120	0	0	120	884,237	884,357	0
Consumer residential	0	0	0	0	23,212,516	23,212,516	0
Agriculture	0	0	0	0	11,091,240	11,091,240	0
Total	$120	$4,300,255	$1,802,148	$6,102,523	$407,753,910	$413,856,433	$0

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of December 31, 2012:

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$126,427	$126,427	$6,455,427	$6,581,854	$0
Commercial R.E. - mortgages	55,089	623,118	2,386,688	3,064,895	275,701,384	278,766,279	0
Land	0	54,427	2,364,797	2,419,224	11,850,253	14,269,477	0
Farmland	0	0	0	0	16,456,921	16,456,921	0
Commercial and industrial	16,138	0	0	16,138	36,512,367	36,528,505	0
Consumer	0	0	0	0	1,095,801	1,095,801	0
Consumer residential	0	0	1,010,998	1,010,998	24,648,092	25,659,090	0
Agriculture	0	0	0	0	11,628,260	11,628,260	0
Total	$71,227	$677,545	$5,888,910	$6,637,682	$384,348,505	$390,986,187	$0

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. There was no interest income realized on impaired loans for the three and nine months ended September 30, 2013 and 2012.  Average recorded investment in impaired loans was $2,970,000 and $4,484,000 for the three and nine months ended September 30, 2013, respectively, as compared to $6,898,000 and $6,727,000 for the same periods of 2012.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Impaired loans as of September 30, 2013 and December 31, 2012 are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
September 30, 2013
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$68,603
Commercial R.E. - mortgages	4,636,774	2,273,961	0	2,273,961	0	2,086,389
Land	1,319,519	0	1,188,002	1,188,002	397,530	1,785,764
Farmland	98,913	97,433	0	97,433	0	50,409
Commercial and Industrial	27,305	18,919	0	18,919	0	20,199
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	472,166
Agriculture	0	0	0	0	0
Total	$6,082,511	$2,390,313	$1,188,002	$3,578,315	$397,530	$4,483,530

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
December 31, 2012
Commercial real estate:
Commercial R.E. - construction	$193,027	$0	$126,427	$126,427	$2,872	$222,757
Commercial R.E. - mortgages	5,728,716	1,875,320	1,469,777	3,345,097	136,015	3,093,523
Land	6,866,869	663,232	1,755,991	2,419,223	409,656	2,833,250
Farmland	0	0	0	0	0	0
Commercial and Industrial	27,812	21,311	0	21,311	0	52,822
Consumer	0	0	0	0	0	0
Consumer residential	1,034,884	1,010,999	0	1,010,999	0	534,578
Agriculture	0	0	0	0	0	0
Total	$13,851,308	$3,570,862	$3,352,195	$6,923,057	$548,543	$6,736,930

Troubled Debt Restructurings —  In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

At September 30, 2013, there were 3 loans and leases that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $1,207,000.  At December 31, 2012, there were 6 loans and leases that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $2,567,000.  The decrease of three TDR loans during the first nine months of 2013 is due in part to a foreclosure on a loan totaling $54,000 that was subsequently sold.  At December 31, 2012 there were unfunded commitments of $1,697,000, respectively, on one loan classified as a troubled debt restructure because of an agreement with a borrower to continue advancing funds and covering overhead costs on a residential development project.  This loan and one other loan made to the same borrower totaling $1,303,000 were paid off during the second quarter of 2013.  There were no unfunded commitments on TDR loans at September 30, 2013.  We have allocated $398,000 and $413,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of September 30, 2013 and December 31, 2012, respectively.

During the three month periods ended September 30, 2013 and 2012, there were no loans modified as troubled debt restructuring.  During the nine month period ended September 30, 2013, the terms of one loan were modified as troubled debt restructurings, and there were two loans modified as troubled debt restructuring in the comparable period of 2012.  The modification of the terms of such loans typically includes one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date; or a temporary payment modification in which the payment amount allocated towards principal was reduced. In some cases, a permanent reduction of the accrued interest on the loan is conceded.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine month period ended September 30, 2013 and 2012:

	Nine Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2012
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial real estate:
Commercial R.E. - construction	0	$0	$0	0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	1	541,594	541,594	1	58,261	58,261
Farmland	0	0	0	0	0	0
Commercial and Industrial	0	0	0	1	28,180	28,180
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Total	1	$541,594	$541,594	2	$86,441	$86,441

The troubled debt restructuring during the nine months ended September 30, 2013 did not increase the allowance for loan losses as a result of loan modifications because the loans are evaluated as an impaired loan and a specific valuation allowance would have already been allocated, if necessary, prior to the loan modification.  There were no charge-offs as a result of loan modifications, as the contractual balances outstanding were determined to be collectible.

The following table presents loans by class modified as troubled debt restructurings within the previous twelve months and for which there was a payment default during the nine month periods ended September 30, 2013 and 2012.  None of these modified loans had a payment default during the three month periods ended September 30, 2013 and 2012.

	Nine Months Ended		Nine Months Ended
	September 30, 2013		September 30, 2012
	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial real estate:
Commercial R.E. - construction	0	0	1	$113,552
Commercial R.E. - mortgages	0	0	0	0
Land	1	54,427	1	1,197,418
Farmland	0	0	0	0
Commercial and Industrial	0	0	0	0
Consumer	0	0	0	0
Consumer residential	0	0	0	0
Agriculture	0	0	0	0
Total	1	$54,427	2	$1,310,970

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

As of September 30, 2013, there are no loans that are classified with a risk grade of 8- Loss.

The following table presents weighted average risk grades of our loan portfolio:

	September 30, 2013	December 31, 2012
	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.64	3.23
Commercial real estate - mortgages	3.15	3.22
Land	4.55	4.56
Farmland	3.01	3.04
Commercial and Industrial	3.00	3.09
Consumer	2.35	2.55
Consumer residential	3.02	3.17
Agriculture	3.28	3.50
Total gross loans	3.18	3.25

The following table presents risk grade totals by class of loans as of September 30, 2013 and December 31, 2012.  Risk grades 1 through 4 have been aggregated in the “Pass” line.

Dollars in thousands	Commercial R.E. Construction	Commercial R.E. Mortgages	Land	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

September 30, 2013
Pass	$14,294,985	$278,632,256	$7,104,209	$20,667,378	$43,961,408	$867,858	$23,092,516	$11,091,240	$399,711,850
Special mention	—	3,799,906	—	—	265,272	—	—	—	4,065,178
Substandard	—	5,154,504	3,923,628	97,433	767,341	16,499	120,000	—	10,079,405
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$14,294,985	$287,586,666	$11,027,837	$20,764,811	$44,994,021	$884,357	$23,212,516	$11,091,240	$413,856,433

December 31, 2012
Pass	$6,455,427	$263,567,665	$8,974,864	$16,456,921	$35,435,491	$1,079,583	$24,257,465	$10,291,678	$366,519,094
Special mention	—	7,832,840	—	—	280,631	—	—	1,336,582	9,450,053
Substandard	126,427	7,365,774	5,294,613	—	812,383	16,218	1,401,625	—	15,017,040
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$6,581,854	$278,766,279	$14,269,477	$16,456,921	$36,528,505	$1,095,801	$25,659,090	$11,628,260	$390,986,187

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2013 and 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses

For the Three and Nine Months Ended September 30, 2013 and 2012

	Commercial	Commercial		Consumer
	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Three Months Ended September 30, 2013
Beginning balance	$6,375,872	$485,268	$42,443	$380,155	$186,120	$100,452	$7,570,310
Charge-offs	0	0	(3,595)	0	0	0	(3,595)
Recoveries	500	0	348	1,742	0	0	2,590
Provision	32,237	70,121	2,143	(45,537)	25,436	15,600	100,000
Ending balance	$6,408,609	$555,389	$41,339	$336,360	$211,556	$116,052	$7,669,305

Nine Months Ended September 30, 2013
Beginning balance	$6,571,290	$473,727	$50,062	$383,653	$285,734	$210,509	$7,974,975
Charge-offs	(436,036)	0	(9,198)	(178,090)	0	0	(623,324)
Recoveries	8,235	0	2,827	6,592	0	0	17,654
Provision	265,120	81,662	(2,352)	124,205	(74,178)	(94,457)	300,000
Ending balance	$6,408,609	$555,389	$41,339	$336,360	$211,556	$116,052	$7,669,305

Three Months Ended September 30, 2012
Beginning balance	$6,657,657	$409,740	$52,872	$506,991	$225,235	$155,453	$8,007,948
Charge-offs	(218,373)	0	(3,721)	(149,897)	0	0	(371,991)
Recoveries	6,207	0	1,071	10,242	0	0	17,520
Provision	70,979	75,526	1,070	38,452	23,142	90,831	300,000
Ending balance	$6,516,470	$485,266	$51,292	$405,788	$248,377	$246,284	$7,953,477

Nine Months Ended September 30, 2012
Beginning balance	$6,969,004	$606,307	$65,060	$347,905	$363,174	$257,724	$8,609,174
Charge-offs	(1,428,713)	0	(24,372)	(149,897)	0	0	(1,602,982)
Recoveries	29,200	926	3,311	13,848	0	0	47,285
Provision	946,979	(121,967)	7,293	193,932	(114,797)	(11,440)	900,000
Ending balance	$6,516,470	$485,266	$51,292	$405,788	$248,377	$246,284	$7,953,477

The following table details the allowance for loan losses and ending gross loan balances as of September 30, 2013 and December 31, 2012, summarized by collective and individual evaluation methods of impairment.

	Commercial	Commercial		Consumer
	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
September 30, 2013
Allowance for loan losses for loans:
Individually evaluated for impairment	$397,530	$0	$0	$0	$0	$0	$397,530
Collectively evaluated for impairment	6,011,079	555,389	41,339	336,360	211,556	116,052	7,271,775
	$6,408,609	$555,389	$41,339	$336,360	$211,556	$116,052	$7,669,305

Ending gross loan balances:
Individually evaluated for impairment	$3,559,396	$18,919	$0	$0	$0	$0	$3,578,315
Collectively evaluated for impairment	330,114,903	44,975,102	884,357	23,212,516	11,091,240	0	410,278,118
	$333,674,299	$44,994,021	$884,357	$23,212,516	$11,091,240	$0	$413,856,433

December 31, 2012
Allowance for loan losses for loans:
Individually evaluated for impairment	$548,543	$0	$0	$0	$0	$0	$548,543
Collectively evaluated for impairment	6,022,747	473,727	50,062	383,653	285,734	210,509	7,426,432
	$6,571,290	$473,727	$50,062	$383,653	$285,734	$210,509	$7,974,975

Ending gross loan balances:
Individually evaluated for impairment	$5,890,748	$21,311	$0	$1,010,998	$0	$0	$6,923,057
Collectively evaluated for impairment	310,183,783	36,507,194	1,095,801	24,648,092	11,628,260	0	384,063,130
	$316,074,531	$36,528,505	$1,095,801	$25,659,090	$11,628,260	$0	$390,986,187

Changes in the reserve for off-balance-sheet commitments were as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012	2013	2012

Balance, beginning of period	$121,524	$116,002	$108,209	$119,202
Provision (Recovery) to Operations for Off Balance Sheet Commitments	18,214	(11,127)	31,529	(14,327)
Balance, end of period	$139,738	$104,875	$139,738	$104,875

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

At September 30, 2013 and December 31, 2012, loans carried at $413,856,433 and $390,986,187, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 6 — OTHER REAL ESTATE OWNED

As of September 30, 2013, the Company owned three properties with outstanding balances of approximately $916,000, as compared to one property consisting of residential land that was written down to a zero balance that was classified as other real estate as of December 31, 2012.  Each of these properties was acquired through loan foreclosure.  The residential land property the Company owned at September 30, 2013 and December 31, 2012, was written down to a zero balance because the public utilities have not been obtainable rendering these land lots unmarketable at this time.  There were two sales liquidating 8 OREO properties during the nine months ended September 30, 2013 resulting in a gain on sale of approximately $17,000, as compared to one sale recorded in the first nine months of 2012 that resulted in a gain on sale of approximately $4,000.

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

Future compensation under both plans is earned for services rendered through retirement. The Bank accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the plans. The Bank’s current benefit liability is determined based on vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which average approximately 20 years.  The salary continuation liability as of September 30, 2013 and December 31, 2012 was $1,973,000 and $1,800,000, respectively, and is reported in interest payable and other liabilities on the condensed consolidated balance sheets.

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

The combined cash surrender value of all Bank-owned life insurance policies recorded in other assets on the condensed consolidated balance sheet was $11,986,000 and $11,680,000 at September 30, 2013 and December 31, 2012, respectively.

NOTE 8 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of September 30, 2013 and December 31, 2012. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

The estimated fair values of the Company’s financial instruments at September 30, 2013 were as follows:

			Hierarchy
	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$99,807,827	$99,807,827	1
Restricted equity securities	3,170,250	3,170,250	2
Loans, net	405,544,603	420,202,001	3
Interest receivable	1,755,110	1,755,110	2

Financial liabilities:
Deposits	(591,642,194)	(578,619,845)	3
Interest payable	(57,595)	(57,595)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(550,057)	3

The estimated fair values of the Company’s financial instruments at December 31, 2012 were as follows:

			Hierarchy
	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$141,334,998	$141,334,998	1
Restricted equity securities	3,129,750	3,129,750	2
Loans, net	382,411,361	398,029,908	3
Interest receivable	1,654,474	1,654,474	2

Financial liabilities:
Deposits	(586,992,650)	(587,430,712)	3
Interest payable	(67,958)	(67,958)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(422,036)	3

The following table presents the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the statements of condition at each respective period end, by level within the fair value hierarchy as of September 30, 2013 and December 31, 2012.

	Fair Value Measurements at September 30, 2013 Using
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$53,311,218	$0	$53,311,218	$0
Collateralized mortgage obligations	10,427,918	0	10,427,918	0
Municipalities	38,837,299	0	38,837,299	0
SBA Pools	1,097,487	0	1,097,487	0
Corporate Debt	4,797,646	0	4,797,646	0
Asset backed securities	5,848,520	0	5,848,520
Mutual Fund	2,822,308	2,822,308	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$1,188,002	0	0	$1,188,002
Other real estate owned	$916,205	$0	$0	$916,205

	Fair Value Measurements at December 31, 2012 Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities
U.S. agencies	$55,517,059	$0	$55,517,059	$0
Collateralized mortgage obligations	12,604,384	0	12,604,384	0
Municipalities	26,992,288	0	26,992,288	0
SBA Pools	1,178,308	0	1,178,308	0
Corporate debt	4,705,602	0	4,705,602	0
Mutual Fund	2,868,240	2,868,240	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired Loans:
Commercial real estate- construction	126,427	$0	$0	$426,427
Commercial real estate- mortgages	3,097,923	$0	$0	$3,097,923
Land	1,755,991	$0	$0	$1,755,991

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

Net realizable value of the underlying collateral is the fair value of the collateral less estimated selling costs and any prior liens. Appraisals, recent comparable sales, offers and listing prices are factored in when valuing the collateral. We review and verify the qualifications and licenses of the certified general appraisers used for appraising commercial properties or certified residential appraisers for residential properties. Real estate appraisals may utilize a combination of approaches including replacement cost, sales comparison and the income approach. Comparable sales and income data are analyzed by the appraisers and adjusted to reflect differences between them and the subject property such as type, leasing status and physical condition. When the appraisals are received, Management reviews the assumptions and methodology utilized in the appraisal, as well as the overall resulting value in conjunction with independent data sources such as recent market data and industry-wide statistics. We generally use a 6% discount for selling costs which is applied to all properties, regardless of size. Appraised values may be adjusted to reflect changes in market conditions that have occurred subsequent to the appraisal date, or for revised estimates regarding the timing or cost of the property sale. These adjustments are based on qualitative judgments made by management on a case-by-case basis.

There have been no significant changes in the valuation techniques during the periods ended September 30, 2013.

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

The Company’s calculation of basic and diluted earnings per share (“EPS”) for the three and nine month periods ended September 30, 2013 and 2012 are reflected in the table below.

	THREE MONTHS ENDED
	SEPTEMBER 30,
In thousands (except share and per share amounts)	2013	2012
BASIC EARNINGS PER SHARE

Net income available to common shareholders	$1,505,220	$1,394,456
Weighted average shares outstanding	7,802,705	7,750,727
Net income per common share	$0.19	$0.18

DILUTED EARNINGS PER SHARE

Net income available to common shareholders	$1,505,220	$1,394,456
Weighted average shares outstanding	7,802,705	7,750,727
Effect of dilutive stock options	8,397	6,917
Effect of dilutive non-vested restricted shares	40,055	20,502
Weighted average shares of common stock and common stock equivalents	7,851,157	7,778,146
Net income per diluted common share	$0.19	$0.18

	NINE MONTHS ENDED
	SEPTEMBER 30,
In thousands (except share and per share amounts)	2013	2012
BASIC EARNINGS PER SHARE

Net income available to common shareholders	$4,111,542	$3,924,196
Weighted average shares outstanding	7,794,439	7,733,848
Net income per common share	$0.53	$0.51

DILUTED EARNINGS PER SHARE

Net income available to common shareholders	$4,111,542	$3,924,196
Weighted average shares outstanding	7,794,439	7,733,848
Effect of dilutive stock options	10,428	11,934
Effect of dilutive non-vested restricted shares	36,729	11,972
Weighted average shares of common stock and common stock equivalents	7,841,596	7,757,754
Net income per diluted common share	$0.52	$0.51

During the three and nine month periods ended September 30, 2013, anti-dilutive weighted average options to purchase 69,500 and 71,313 shares of common stock, respectively, were outstanding with prices ranging from $8.25 to $15.67.  Anti-dilutive weighted average stock options of 202,750 and 208,375 were outstanding during the three and nine month periods of 2012, respectively, with prices ranging from $7.04 to $15.67.  These options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.  These options begin to expire in 2015.

There were no anti-dilutive non-vested restricted stock grants for the three and nine months ended September 30, 2013 and 2012.

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

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. This discussion and analysis includes executive management’s (“Management”) insight of the Company’s financial condition and results of operations of Oak Valley Bancorp and its subsidiary.  Unless otherwise stated, the “Company” refers to the consolidated entity, Oak Valley Bancorp, while the “Bank” refers to Oak Valley Community Bank.

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

Management believes the following were important factors in the Company’s performance during the three and nine month periods ended September 30, 2013:

•                  Thanks to our deep roots in the communities that we serve, our focus on customer care and our selectivity in lending, during the first nine months of 2013, our performance has been better than most institutions of our size that compete in our market.  Despite the stagnant economy affecting our primary market areas, we have been able to increase our core deposits to $580.2 million and have posted net income available to common shareholders of $0.19 and $0.52 per diluted share for the three and nine month periods ended September 30, 2013, respectively.  While recently published economic data indicates that the current downturn may be easing, it is not clear when or at what speed the economy will recover. To the extent that the weak business climate continues, it will affect the market areas that we serve and our results accordingly.

•                  The Company recognized net income available to common shareholders of $1,505,000 and $4,112,000 for the three and nine month periods ended September 30, 2013, respectively, as compared to $1,394,000 and $3,924,000 for the same periods in 2012.  The Company recognized net income before preferred stock dividends of $1,505,000 and $4,179,000 for the three and nine months ended September 30, 2013, respectively, as compared to $1,479,000 and $4,292,000 for the same periods in 2012.  The factors contributing to these results will be discussed below.

•                  The Company recognized $68,000 in the nine months ended September 30, 2013, associated with the accrual for preferred stock dividends for the Series B Preferred Stock that the U.S. Treasury owned under the Small Business Lending Fund (“SBLF”).  The Company repurchased 6,750 shares of its Series B Preferred Stock in May 2012, and 6,750 shares of its Series B Preferred Stock in March 2013, leaving no shares of Series B Preferred Stock outstanding as of March 31, 2013.  In comparison, the three and nine month periods of 2012 reflected $85,000 and $368,000, respectively, for preferred stock dividends.

•                  The Company has taken significant steps to reduce the risk of loan losses.   In the three and nine month periods ended September 30, 2013, the provision for loan loss was $100,000 and $300,000, respectively, which compares to $300,000 and $900,000 recorded in the same periods in 2012.  The decrease was mainly due to management’s assessment of the appropriate level for the allowance for loan losses and a decrease in the level of non-accrual loans. The Company continues to monitor the Bank’s loan portfolio with the objective of avoiding defaults or write-downs.  Despite these actions, the possibility of additional losses cannot be eliminated, but the Board of Directors and all employees continue to work hard to make the best of these continuing challenging conditions.

•                  Net interest income decreased $224,000 or 3.6% and $826,000 or 4.4% for the three and nine month periods ended September 30, 2013, respectively, compared to the same periods in 2012.  The decrease was primarily due to loan and investment security yield reduction.

•                  Non-interest income increased by $75,000 or 9.5% and $174,000 or 7.6% for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012.  The increase was primarily due to increased investment service fee income and mortgage commissions.

•                  Non-interest expense increased by $91,000 or 2.0% and $255,000 or 1.9% for the three and nine month periods ended September 30, 2013, respectively, as compared to the same periods in 2012.  The increase was due to a combination of expenses incurred to support the growth of our product lines and services, which was offset in part by strong loan production resulting in an increase in deferred loan cost of $238,000, for the nine month period of 2013 compared to 2012, included in salaries and employee benefits.

•                  Total assets decreased $1.4 million or 0.2% from December 31, 2012.  Total net loans increased by $23.1 million or 6.0% and investment securities increased by $13.3 million or 12.8% from December 31, 2012 to September 30, 2013, while deposits increased by $4.6 million or 0.8% for the same period.

Income Summary

For the three and nine month periods ended September 30, 2013, the Company recorded net income available to common shareholders of $1,505,000 and $4,112,000, respectively, representing increases of $111,000 and $187,000, as compared to the same periods in 2012.  Return on average assets (annualized) was 0.92% and 0.87% for the three and nine months ended September 30, 2013, respectively, as compared with 0.97% and 0.96% for the same periods in 2012.  Annualized return on average common equity was 9.45% and 8.59% for the three and nine months ended September 30, 2013, respectively, as compared to 9.02% and 8.78% for the same periods of 2012.

Net income before provisions for income taxes and preferred stock dividends and accretion was down $40,000 and $307,000 for the third quarter and nine months ended September 30, 2013, respectively, from the comparable 2012 periods.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

	Effect on Pre-Tax	Effect on Pre-Tax
	Income	Income
	Increase (Decrease)	Increase (Decrease)
	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2013	September 30, 2013
Change from 2012 to 2013 in:
Net interest income	$(224)	$(826)
Provision for loan losses	200	600
Non-interest income	75	174
Non-interest expense	(91)	(255)
Change in income before income taxes	$(40)	$(307)

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three and nine month periods ended September 30, 2013, net interest income was $6.0 million and $17.9 million, respectively, which represented decreases of $224,000 or 3.6% and $826,000 or 4.4% from the comparable periods in 2012.

The net interest margin (net interest income as a percentage of average interest earning assets) was 4.12% and 4.11% for the three and nine month periods ended September 30, 2013, respectively, a decrease of 45 and 55 basis points, as compared to the same periods in 2012.  The decrease in the net interest margin in the first nine months of 2013 was primarily attributable to a change in the mix of earning assets with a higher portion in investment securities and interest earning deposits balances, which had average balance increases of $13.6 million and $37.1 million, respectively, compared to the first nine months of 2012.  These balances had yields of 3.54% and 0.26%, respectively, in the first nine months of 2013, which was significantly less than the yield on gross loans and thus driving down the overall yield on earning assets.

The current low market interest rate environment has had a positive impact on net interest income in previous years because the Company’s balance sheet is liability sensitive which typically results in our average cost of funds decreasing faster than the average yield on interest earning assets in a declining rate environment.  In 2013, we have not recognized this benefit to the same degree, as deposit interest rates are at historic lows and have essentially reached a threshold in which they cannot reasonably be further reduced.  However, the total cost of funds did recognize a moderate decrease of 9 basis points for the three and nine months ended September 30, 2013, respectively, compared to 2012 due to further rate reductions and a shift from high cost CDs and FHLB borrowed funds into demand deposit and money market accounts.  In addition, average non-interest-bearing demand deposit balances increased by $22.9 million and $31.0 million for the three and nine month periods ended September 30, 2013, respectively, as compared to the same periods of 2012.  Compared to cost of funds, the decrease in earning asset yield was more significant at 53 and 61 basis points for the three and nine month periods ended September 30, 2013, respectively, compared to the same periods of 2012.  The investment securities portfolio recognized a significant decrease of 76 and 31 basis points for the third quarter and nine month period of 2013, respectively, as compared to 2012, mainly because of the Company deploying cash into investment security purchases, which have historically low yields.  The yield on loans decreased moderately by 32 and 37 basis points for the third quarter and nine month period of 2013, respectively, as compared to 2012, in spite the significant portion of our loans that are at their contractual rate floors.

The following tables shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three and nine month periods ended September 30, 2013 and 2012:

Net Interest Analysis

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
(Dollars in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield	Average Balance	Interest Income / Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$398,490	$5,442	5.42%	$389,868	$5,636	5.74%
Investment securities (2)	119,768	896	2.97%	102,847	967	3.73%
Federal funds sold	9,042	5	0.22%	11,174	7	0.25%
Interest-earning deposits	70,236	49	0.28%	48,105	28	0.23%
Total interest-earning assets	597,536	6,392	4.24%	551,994	6,638	4.77%
Total noninterest earning assets	48,493			54,078
Total Assets	646,029			606,072
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-earning DDA	14,257	4	0.11%	232	0	0.00%
Money market deposits	234,430	72	0.12%	247,865	124	0.20%
NOW deposits	82,824	19	0.09%	67,428	27	0.16%
Savings deposits	37,554	14	0.15%	27,189	15	0.22%
Time certificates of deposit $100,000 or more	34,207	62	0.72%	37,563	80	0.84%
Other time deposits	19,449	23	0.47%	20,988	29	0.55%
Other borrowings	0	0	0.00%	0	0	0.00%
Total interest-bearing liabilities	422,721	194	0.18%	401,265	275	0.27%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	156,314			133,457
Other liabilities	3,827			3,282
Total noninterest-bearing liabilities	160,141			136,739
Shareholders’ equity	63,167			68,068
Total liabilities and shareholders’ equity	$646,029			$606,072
Net interest income		$6,198			$6,363
Net interest spread (3)			4.06%			4.50%
Net interest margin (4)			4.12%			4.57%

(1)  Loan fees have been included in the calculation of interest income.

(2) Yields and interest income on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

(5) Annual interest rates are computed by dividing the interest income/expense by the number of days in the period multiplied by 365.

	Nine months ended			Nine months ended
	September 30, 2013			September 30, 2012
(Dollars in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield	Average Balance	Interest Income / Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$391,587	$15,824	5.40%	$391,036	$16,943	5.77%
Investment securities (2)	112,685	2,983	3.54%	99,065	2,864	3.85%
Federal funds sold	9,792	17	0.23%	9,453	16	0.23%
Interest-earning deposits	82,003	161	0.26%	44,919	83	0.25%
Total interest-earning assets	596,067	18,985	4.26%	544,473	19,906	4.87%
Total noninterest earning assets	49,181			53,385
Total Assets	645,248			597,858
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-earning DDA	10,376	10	0.13%	106	—	0.00%
Money market deposits	239,325	251	0.14%	250,649	401	0.21%
NOW deposits	80,478	63	0.10%	65,765	78	0.16%
Savings deposits	35,170	41	0.16%	25,832	45	0.23%
Time certificates of deposit $100,000 or more	36,321	206	0.76%	37,125	244	0.88%
Other time deposits	19,750	72	0.49%	22,093	103	0.62%
Other borrowings	0	0	0.00%	624	5	1.07%
Total interest-bearing liabilities	421,420	643	0.20%	402,194	876	0.29%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	154,297			123,300
Other liabilities	3,768			3,018
Total noninterest-bearing liabilities	158,065			126,318
Shareholders’ equity	65,763			69,346
Total liabilities and shareholders’ equity	$645,248			$597,858
Net interest income		$18,342			$19,030
Net interest spread (3)			4.06%			4.58%
Net interest margin (4)			4.11%			4.66%

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

(5) Annual interest rates are computed by dividing the interest income/expense by the number of days in the period multiplied by 365.

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three and nine month periods ended September 30, 2013 and 2012.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

(In thousands)

	For the Three Months Ended
	September 30, 2013 vs 2012
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$125	$(319)	$(194)
Investment securities (2)	159	(230)	(71)
Federal funds sold	(1)	(1)	(2)
Interest-earning deposits	13	8	21
Total interest income	$296	$(542)	$(246)

Interest expense:
Interest-earning DDA	0	4	4
Money market deposits	(7)	(45)	(52)
NOW deposits	6	(14)	(8)
Savings deposits	6	(7)	(1)
Time CD $100K or more	(7)	(11)	(18)
Other time deposits	(2)	(4)	(6)
Other borrowings	0	0	0
Total interest expense	$(4)	$(77)	$(81)

Change in net interest income	$300	$(465)	$(165)

(1)  Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

The table above reflects the current low interest rate environment has impacted assets more than liabilities as indicated by the decrease of $465,000 in net interest income due to the rate change for the third quarter of 2013.  This is not typical for the Company, as we have historically been liability sensitive in recent years.  However, purchases of investment securities in the past 12 months at market interest rates lower than our overall portfolio reflects a decrease of $230,000 due to the lower yield of the new securities. Additionally, the decrease in loan yields resulted in a $319,000 decrease to loan interest income for the quarter compared to prior year.  The increase in earning asset balances combined with the overall change in mix of balances resulted in an increase of $300,000 to net interest income over the same period.

	For the Nine Months Ended September 30,
	2013 vs 2012
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$24	$(1,143)	$(1,119)
Investment securities (2)	394	(275)	119
Federal funds sold	1	0	1
Interest-earning deposits	69	9	78
Total interest income	$488	$(1,409)	$(921)

Interest expense:
Interest-earning DDA	0	10	10
Money market deposits	(18)	(132)	(150)
NOW deposits	17	(32)	(15)
Savings deposits	16	(20)	(4)
Time CD $100K or more	(5)	(33)	(38)
Other time deposits	(11)	(20)	(31)
Other borrowings	(5)	0	(5)
Total interest expense	$(6)	$(227)	$(233)

Change in net interest income	$494	$(1,182)	$(688)

(1)  Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

The table above reflects the current low interest rate environment has impacted assets more than liabilities as indicated by the decrease of $1,182,000 in net interest income due to the rate change for the first nine months of 2013.  This is not typical for the Company, as we have historically been liability sensitive in recent years.  However, purchases of investment securities in the past 12 months at market interest rates lower than our overall portfolio reflects a decrease of $275,000 due to the lower yield of the new securities. Additionally, the decrease in loan yields resulted in a $1,143,000 year-to-date decrease to loan interest income compared to prior year.  The increase in earning asset balances combined with the overall change in mix of balances resulted in an increase of $494,000 to net interest income over the same period.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three and nine month periods ended September 30, 2013, non-interest income was $866,000 and $2,468,000, respectively, representing increases of $75,000 or 9.5% and $174,000 or 7.6%, compared to the same periods in 2012.

The following tables show the major components of non-interest income:

	For the Three Months Ended September 30,
	2013	2012	$ change	% change
Service charges on deposits	$318,064	$287,101	$30,963	10.8%
Earnings on cash surrender value of life insurance	100,660	105,000	(4,340)	(4.1)%
Mortgage commissions	59,944	63,792	(3,848)	(6.0)%
Gains on called securities	18,091	35,406	(17,315)	(48.9)%
Other income	368,807	299,150	69,657	23.3%
Total non-interest income	$865,566	$790,449	$75,117	9.5%

	For the Nine Months Ended September 30,
	2013	2012	$ change	% change
Service charges on deposits	$903,599	$868,677	$34,922	4.0%
Earnings on cash surrender value of life insurance	306,207	315,000	(8,793)	(2.8)%
Mortgage commissions	196,646	171,579	25,067	14.6%
Gains on called securities	52,656	70,410	(17,754)	(25.2)%
Other income	1,008,802	868,169	140,633	16.2%
Total non-interest income	$2,467,910	$2,293,835	$174,075	7.6%

Service charges on deposits increased by $31,000 and $35,000 for the third quarter and nine month period ended September 30, 2013, respectively, compared to the same periods in 2012, as a result of an increase in the number of transaction deposit accounts.  Mortgage commissions have decreased by $4,000 for the third quarter and increased by $25,000 for the nine month period of 2013, as compared to the same periods of 2012 as a result of the escalated demand for home purchases and refinancing due in part to the current low interest rate environment.  The decrease in the third quarter reflects the recent retraction in mortgage activity as a result of the rise in long-term interest rates that occurred towards the end of the second quarter of 2013.

Other income increased by $70,000 and $141,000 for the three and nine month periods ended September 30, 2013, respectively, as compared to the same periods of 2012, mainly as a result of the year-to-date increases of $68,000 in investment service fee income, $83,000 in debit card fee income, and a decrease in the checking cash back rewards contra expense accrual of $93,000.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

	For the Three Months Ended September 30,
	2013	2012	$ change	% change
Salaries and employee benefits	$2,451,037	$2,462,468	$(11,431)	(0.5)%
Occupancy	738,937	766,401	(27,464)	(3.6)%
Data processing fees	330,603	282,347	48,256	17.1%
OREO expenses	1,409	0	1,409	n/a
Regulatory assessments (FDIC & DFI)	120,000	114,000	6,000	5.3%
Other	976,444	901,973	74,471	8.3%
Total non-interest income	$4,618,430	$4,527,189	$91,241	2.0%

	For the Nine Months Ended September 30,
	2013	2012	$ change	% change
Salaries and employee benefits	$7,590,178	$7,552,214	$37,964	0.5%
Occupancy	2,220,320	2,260,483	(40,163)	(1.8)%
Data processing fees	938,206	838,211	99,995	11.9%
OREO expenses	2,193	18,358	(16,165)	(88.1)%
Regulatory assessments (FDIC & DFI)	360,000	347,000	13,000	3.7%
Other	2,880,486	2,719,706	160,780	5.9%
Total non-interest income	$13,991,383	$13,735,972	$255,411	1.9%

Non-interest expenses increased by $91,000 or 2.0% and 255,000 or 1.9% for the three and nine months ended September 30, 2013, respectively, as compared to the same periods of 2012.  Salaries and employee benefits decreased $11,000 for the third quarter and increased $38,000 for the nine months ended September 30, 2013, as compared to the same periods of 2012.  To support our emphasis on superior customer service, we increased our full-time equivalent staff by 9 as of September 30, 2013 compared to last year, which resulted in increased salary expense and group medical insurance benefits.  The salary and benefit year-to-date increase was offset in part by an increase in deferred loan costs of $238,000, stemming from strong loan production during the first nine months of 2013.  Data processing fees increased by $48,000 and $100,000 for the three and nine month periods ended September 30, 2013, respectively, from the comparable 2012 periods, as a result of an increased number of transaction accounts and the expansion of our products and services.  Also contributing was an increase in other expense of $74,000 and $161,000 for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, due to a combination of expenses incurred to support the growth of our product lines and services.

FDIC and DFI (California Department of Financial Institutions) regulatory assessments were $120,000 and $360,000 for the three and nine months ended September 30, 2013, respectively, representing an increase of $6,000 and $13,000 compared to the same periods of 2012.  The initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC.  The increase in 2013 is due to a higher deposit base in 2013 as compared to 2012, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis.

Occupancy expenses decreased by $27,000 and $40,000 for the three and nine months ended September 30, 2013, respectively, as compared to the prior year.

OREO expenses were $1,000 and $2,000 for the three and nine months ended September 30, 2013, respectively, compared to no expense recorded in the third quarter of 2012 and expense of $18,000 for nine month period of 2012.  Included within the year-to-date totals were gains from OREO sales of $17,000 in 2013 compared to gains of $4,000 in 2012.  The remaining expense is attributed to general overhead such as property taxes and utilities associated with the properties classified as other real estate owned.  There have been three foreclosures and two subsequent sales which has increased our OREO inventory from one property as of September 30, 2012 to three properties as of September 30, 2013.  There were two sales of OREO properties during the first nine months of 2013 resulting in a gain on sale of $17,000, compared to one sale during the first nine months of 2012 that resulted in a gain of $4,000.

Management anticipates that noninterest expense will continue to increase as we continue to grow.  However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Income Taxes

We reported a provision for income taxes of $672,000 and $1,901,000 for the three and nine month periods ended September 30, 2013, respectively, representing decreases of $66,000 and $195,000, as compared to the provisions reported in the comparable periods of 2012.  The effective income tax rate on income from continuing operations was 30.9% and 31.3% for the three and nine months ended September 30, 2013, respectively, compared to 33.3% and 32.8% for the comparable periods of 2012.  These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans).  The disparity between the effective tax rates for 2013 as compared to 2012 is primarily due to tax credits from California Enterprise Zones and low income housing projects as well as tax free-income on loans within these enterprise zones and municipal securities and loans that comprise a larger proportion of pre-tax income in 2013 as compared to 2012.

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

Non-accrual loans totaled $3.58 million at September 30, 2013, as compared to $6.92 million at December 31, 2012.  The non-accrual loans as of September 30, 2013 are loans made to six borrowers primarily for purposes of commercial real estate.  As of September 30, 2013, we had three loans considered troubled debt restructurings totaling $1.21 million, all of which are included in non-accrual loans.

OREO as of September 30, 2013 consisted of three properties, one of which was a residential land acquired through foreclosure that was written down to a zero balance because the public utilities have not been obtainable rendering these land lots unmarketable at this time.  The other two OREO properties consisted of commercial real estate totaling $916,000 and were acquired through foreclosure.

The following table presents information about the Bank’s non-performing assets, including asset quality ratios as of September 30, 2013 and December 31, 2012:

Non-Performing Assets

	September 30,	December 31,
(in thousands)	2013	2012
Loans in non-accrual status	$3,579	$6,923
Loans past due 90 days or more and accruing	0	0
Total non-performing loans	3,579	6,923
Other real estate owned	916	0
Total non-performing assets	$4,495	$6,923

Allowance for loan losses	$7,669	$7,975

Asset quality ratios:
Non-performing assets to total assets	0.68%	1.05%
Non-performing loans to total loans	0.86%	1.77%
Allowance for loan losses to total loans	1.85%	2.04%
Allowance for loan losses to total non-performing loans	214.33%	115.19%

Non-performing assets decreased by $2,428,000 as of September 30, 2013 as compared to December 31, 2012, primarily as a result of the $3,344,000 reduction in non-accrual loans.  This reduction was due to principal payments of $1,758,000, loans foreclosed on and transferred to OREO of $1,881,000, charge-offs of $593,000 and three loans totaling $643,000 that were placed back on accrual status.   These reductions were offset by additions of $1,744,000 for new loans placed on non-accrual status and an advance on an existing non-accrual loan of $138,000.  Additionally, OREO balances increased by $916,000 during the nine month period ended September 30, 2013 due to foreclosures on four loans, two of which were subsequently sold during the period.

Allowance for Loan and Lease Losses (“ALLL”)

In anticipation of credit risk inherent in our lending business, we routinely set aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges made for the outstanding loan portfolio have been credited to the allowance for loan losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company recorded loan loss provisions of $100,000 and $300,000 for the three and nine month periods in 2013, respectively, which decreased by $200,000 and $600,000, as compared to the provisions recorded in the same periods of 2012.

The allowance for loan losses decreased by $306,000 or 3.8%, to $7.67 million at September 30, 2013, as compared with $7.97 million at December 31, 2012.  The Company recognized the decrease in the allowance for loan losses during the first nine months of the year due to the net loan charge-offs of $606,000 which was partially offset by loan loss provision of $300,000.  The financial condition of certain Bank clients has stabilized which has improved the overall credit risk of the loan portfolio as evidenced by our decrease in non-accrual loans. The decrease to the allowance for loan losses resulted in a decrease in the allowance for loan losses as a percentage of total loans to 1.85% at September 30, 2013, as compared to 2.04% at December 31, 2012.

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

Although management believes the allowance at September 30, 2013 was adequate to absorb probable losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on our service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of September 30, 2013, and December 31, 2012, we had $99.8 million and $141.3 million, respectively, in cash and cash equivalents.

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

Deposits

Total deposits at September 30, 2013 were $591.6 million, a $4.6 million or 0.8% decrease from the deposit total of $587.0 million at December 31, 2012.  Average deposits increased $50.8 million to $575.7 million for the nine month period ended September 30, 2013 as compared to the same period in 2012. We attracted deposits due to the safety and soundness of the Bank and our focus on customer service.

	September 30,	December 31,	Nine month change
(in thousands)	2013	2012	$	%

Demand	$175,221	$175,588	$(367)	(0.2)%
NOW	89,019	83,861	5,158	6.2%
MMDA	236,724	238,997	(2,273)	(1.0)%
Savings	37,432	30,181	7,251	24.0%
Time < $100K	19,505	20,421	(916)	(4.5)%
Time > $100K	33,741	37,945	(4,204)	(11.1)%
	$591,642	$586,993	$4,649	0.8%

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks.  Seven of our clients carry deposit balances of more than 1% of our total deposits, two of which had a deposit balance of more than 3% of total deposits at September 30, 2013.

Since our deposit growth strategy emphasizes core deposit growth we have avoided relying on brokered deposits as a consistent source of funds. The Company had $1.9 and $2.0 million in brokered deposits as of September 30, 2013 and December 31, 2012, respectively.  The only brokered deposits the Bank holds are from CDARS and ICS, a certificate of deposit and money market account program, respectively, that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer.

Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. Our outstanding FHLB advances were paid in full during the first quarter of 2012 and remained a zero balance at December 31, 2012 and September 30, 2013, due to elevated liquidity levels from increased deposits and loan payments that allowed us to pay the advances off.  See “Liquidity Management” below for the details on the FHLB borrowings program.

Capital Ratios

The Company is regulated by the Board of Governors of the Federal Reserve Board (FRB) and is subject to the securities registration and public reporting regulations of the Securities and Exchange Commission. The primary federal regulator our banking subsidiary is the FRB. The banking subsidiary is also regulated by the Federal Deposit Insurance Corporation (FDIC) and the California Department of Financial Institutions (DFI).  We are not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

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

The following table shows our capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at September 30, 2013 and December 31, 2012:

Oak Valley Community Bank Capital Ratios —

(dollars in thousands)

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2013:
Total Capital (to Risk-Weighted Assets)	$70,089	14.3%	$49,136	10%	$39,309	8%
Tier 1 Capital (to Risk-Weighted Assets)	$63,926	13.0%	$29,481	6%	$19,654	4%
Tier 1 Capital (to Average Assets)	$63,926	9.9%	$32,298	5%	$25,839	4%

As of December 31, 2012:
Total Capital (to Risk-Weighted Assets)	$72,230	16.0%	$45,035	10%	$36,028	8%
Tier 1 Capital (to Risk-Weighted Assets)	$66,570	14.8%	$27,021	6%	$18,014	4%
Tier 1 Capital (to Average Assets)	$66,570	10.3%	$32,310	5%	$25,848	4%

Oak Valley Bancorp Capital Ratios —

(dollars in thousands)

			Amount of Capital Required
			To Be		To Be Adequately
	Actual		Well-Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2013 , 2009:
Total Capital (to Risk-Weighted Assets)	$70,348	14.3%	N/A	N/A	$39,314	8%
Tier 1 Capital (to Risk-Weighted Assets)	$64,185	13.1%	N/A	N/A	$19,657	4%
Tier 1 Capital (to Average Assets)	$64,185	9.9%	N/A	N/A	$25,841	4%

As of December 31, 2012:
Total Capital (to Risk-Weighted Assets)	$72,376	16.1%	N/A	N/A	$36,030	8%
Tier 1 Capital (to Risk-Weighted Assets)	$66,716	14.8%	N/A	N/A	$18,015	4%
Tier 1 Capital (to Average Assets)	$66,716	10.3%	N/A	N/A	$25,850	4%

Our bank subsidiary is also subject to capital requirements similar to those discussed above.  The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above.  At September 30, 2013, our bank subsidiary exceeded the minimum ratios established by the FRB and FDIC.

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

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. We obtain funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings.  Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common and preferred stockholders. Our liquid assets at September 30, 2013 were $172.2 million compared to $200.1 million at December 31, 2012.  Our liquidity level measured as the percentage of liquid assets to total assets was 26.1% and 30.3% at September 30, 2013 and December 31, 2012, respectively. We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity.  As of September 30, 2013, our borrowing capacity from the FHLB was approximately $161.0 million and there were no outstanding advances. We also maintain 2 lines of credit with correspondent banks to purchase up to $25 million in federal funds, for which there were no advances as of September 30, 2013.

Off-Balance-Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of September 30, 2013 and December 31, 2012, we had commitments to extend credit of $55.0 million and $42.2 million, respectively, which includes obligations under letters of credit of $0.4 million and $0.5 million, respectively.

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

Oak Valley Bancorp
Date: November 12, 2013	By:	/s/ RICHARD A. MCCARTY
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