Form 10-K
period 2013-12-31
Oak Valley Bancorp
filed 2014-03-27
CIK 1431567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

As of December 31, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price per share of the registrant’s common stock as reported by the NASDAQ, was approximately $50 million.    As of March 24, 2014, there were 8,071,355 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 17, 2014 are incorporated by reference into Part III.

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

The Company is authorized to issue 50,000,000 shares of common stock, without par value, of which 7,929,730 are issued and outstanding at December 31, 2013, and 10,000,000 shares of preferred stock, without par value, of which no shares are issued and outstanding.

The Company is the holding company of the Bank, and its only assets are the outstanding capital stock of the Bank, which the Company wholly owns, cash and income tax benefits receivable classified as other assets.

Oak Valley Community Bank. The Bank commenced operations in May 1991.  The Bank is an insured bank under the Federal Deposit Insurance Act and is a member of the Federal Reserve.  The Bank is subject to regulation, supervision and regular examination by the California Department of Business Oversight (DBO), the Federal Deposit Insurance Commission (FDIC) and the Federal Reserve Board (FRB). Since its formation, the Bank has provided basic banking services to individuals and business enterprises in Oakdale, California and the surrounding areas. The focus of the Bank is to offer a range of commercial banking services designed for both individuals and small to medium-sized businesses in the two main areas of service of the Bank: the Central Valley and the Eastern Sierras.

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

Expansion

Branch Expansion.    Since opening our doors of the main Oakdale branch in 1991, our network of branches and loan production offices have been expanded geographically. As of December 31, 2013, we maintained fourteen full-service branch offices (in addition to our corporate headquarters). Beginning in October 1995, we started our geographic expansion outside of Oakdale, by opening a Loan Production Office in Sonora, California. We subsequently opened a branch in Sonora and two branches in Modesto.  In September 2000, we expanded into the Eastern Sierra, opening a branch in Bridgeport, California under the name Eastern Sierra Community Bank.  Since that time we have added branches in Mammoth Lakes and Bishop. During 2005 and 2006, we aggressively increased our presence in the Central Valley, by opening branches in Turlock, Stockton, Patterson, Ripon and Escalon.  In March 2007, our corporate headquarters expanded by adding an adjacent historical building located in downtown Oakdale to its complex.  In 2011, we opened a third branch in Modesto and a branch in Manteca. We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as our needs and resources permit.

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

Primary Market Area

We conduct business from our main office in Oakdale, a city of approximately 21,200 residents located in Stanislaus County, California. Oakdale is approximately 15 miles from Modesto and sits at the foothills of the Sierra Nevada Mountains, at the edge of the California Central Valley agricultural area.  Through our branches, we serve customers in the Central Valley, from Fresno to Sacramento, and in foothill locations. We also reach into the Highway 395 corridor in the Eastern Sierras and in the towns of Bishop, Mammoth and Bridgeport.  Approximately 94% of our loans and 90% of our deposits are generated from the Central Valley. The Central Valley area includes Stanislaus, San Joaquin and Tuolumne counties and has a total population of over 3 million.

Lending Activities

General.    Our loan policies set forth the basic guidelines and procedures by which we conduct our lending operations. These policies address the types of loans available, underwriting and collateral requirements, loan terms, interest rate and yield considerations, compliance with laws and regulations and our internal lending limits. Our Board of Directors reviews and approves our loan policies on an annual basis. We supplement our own supervision of the loan underwriting and approval process with periodic loan audits by experienced external loan specialists who review credit quality, loan documentation and compliance with laws and regulations. We engage in a full complement of lending activities, including:

● commercial real estate loans,

● commercial business lending and trade finance,

● Small Business Administration lending, and

● consumer loans, including automobile loans, home mortgages, credit lines and other personal loans.

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

At December 31, 2013, the Bank’s authorized legal lending limits were $11.0 million for unsecured loans plus an additional $7.3 million for specific secured loans. Legal lending limits are calculated in conformance with California law, which prohibits a bank from lending to any one individual or entity or its related interests an aggregate amount which exceeds 15% of primary capital plus the allowance for loan losses on an unsecured basis, plus an additional 10% on a secured basis. The Bank’s primary capital plus allowance for loan losses at December 31, 2013 totaled $73.5 million.

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

Real Estate Loans.    We offer commercial real estate loans to finance the acquisition of new or the refinancing of existing commercial properties, such as office buildings, industrial buildings, warehouses, hotels, shopping centers, automotive industry facilities and multiple dwellings. At December 31, 2013, real estate loans constituted 85% of our loan portfolio, of which 93% were commercial loans.

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

Our real estate loans are typically collateralized by first or junior deeds of trust on specific commercial properties and equity lines of credit, and are subject to corporate or individual guarantees from financially capable parties, as available. The properties collateralizing real estate loans are principally located in our primary market areas of the California Central Valley and the Eastern Sierra.  Real estate loans typically bear an interest rate that floats with an established index such as prime or LIBOR.

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

As of December 31, 2013, the aggregate loan-to-value of the entire commercial real estate portfolio was 51.5%.  Historical data suggests that the Company continues to maintain strong LTV, which has served as a cushion against precipitous reductions in real estate values.  Non-owner occupied real estate comprises 47.2% of the Company’s total commitments, as of December 31, 2013.  The loan-to-value on the non-owner occupied segment was 46.3%, as of December 31, 2013.  The highest concentration by product type is office buildings, which comprised 29.6% of total CRE loan commitments outstanding, as of December 31, 2013.

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

Lines of credit are extended to businesses or individuals based on the financial strength and integrity of the borrower and are secured primarily by real estate, accounts receivable and inventory, and have a maturity of one year or less. Such lines of credit bear an interest rate that floats with the prime rate, LIBOR or another established index.

Commercial term loans are typically made to finance the acquisition of fixed assets, refinance short-term debts or to finance the purchase of businesses. Commercial term loans generally have terms from one to five years. They may be collateralized by the asset being acquired or other available assets and bear interest rates, which either floats with the prime rate, LIBOR or another established index or is fixed for the term of the loan.

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

Small Business Administration Lending Services.    Small Business Administration, or SBA, lending, forms an important part of our business. Our SBA lending service places an emphasis on minority-owned businesses. Our SBA market area includes the geographic areas encompassed by our full-service banking offices in the California Central Valley and in the Eastern Sierra. As an SBA lender, we enable borrowers to obtain SBA loans in order to acquire new businesses, expand existing businesses, and acquire locations in which to do business.

Consumer Loans.    Consumer loans include personal loans, auto loans, home improvement loans, home mortgage loans, revolving lines of credit and other loans typically made by banks to individual borrowers. We provide consumer loan products in an effort to diversify our product line.

Our consumer loan portfolio is subject to certain risks, including:

● amount of credit offered to consumers in the market,

● interest rate increases, and

● consumer bankruptcy laws which allow consumers to discharge certain debts.

We attempt to reduce the exposure to such risks through the direct approval of all consumer loans by:

● reviewing each loan request and renewal individually,

● using a dual signature system of approval,

● strictly adhering to written credit policies and,

● performing external independent credit review.

Deposit Activities and Other Sources of Funds

Our primary sources of funds are deposits and loan repayments. Scheduled loan repayments are a relatively stable source of funds, whereas deposit inflows, outflows and unscheduled loan prepayments (which are influenced significantly by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors) are not as stable. Customer deposits also remain a primary source of funds, but these balances may be influenced by adverse market changes in the industry. We may resort to other borrowings, on an as needed basis, as follows:

● on a short-term basis to compensate for reductions in deposit inflows at less than projected levels, and

● on a longer-term basis to support expanded lending activities and to match the maturity of repricing intervals of assets.

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

As a member of the Federal Home Loan Bank system, we are required to invest in Federal Home Loan Bank stock based on a predetermined formula. Federal Home Loan Bank stock is a restricted investment security that can only be sold to other Federal Home Loan Bank members or redeemed by the Federal Home Loan Bank. As of December 31, 2013, we owned $2,412,000 in FHLB stock.

Advances from the Federal Home Loan Bank are typically secured by our entire real estate loan portfolio, which includes residential and commercial loans.  At December 31, 2013, our borrowing limit with the Federal Home Loan Bank was approximately $184 million.

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

As of June 30, 2013, our primary service areas contained one hundred seventy (170) banking offices, with approximately $11.4 billion in total deposits.  As of June 30, 2013, we had total deposits of approximately $577 million, which represented approximately 5.0% of the total deposits in the Bank’s primary service area.  There can be no assurance that the Bank will maintain its competitive position against current and potential competitors, especially those with greater resources than the Bank.  The deposits of the four (4) largest competing banks averaged approximately $104 million per office as of June 30, 2013.

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

Business Concentration.    No individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. However, approximately 85% of our loan portfolio held for investment at December 31, 2013 consisted of real estate-related loans, including construction loans, miniperm loans, real estate mortgage loans and commercial loans secured by real estate. Moreover, our business activities are currently focused primarily in Central California, with the majority of our business concentrated in San Joaquin, Stanislaus, Tuolumne, Inyo and Mono Counties.  Consequently, our results of operations and financial condition are dependent upon the general trends in the Central California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in Central California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region.

Employees

As of December 31, 2013, we had 146 employees (114 full-time employees and 32 part-time employees). None of our employees are currently represented by a union or covered by a collective bargaining agreement.

Economic Conditions and Legislative and Regulatory Developments

As it is the case with financial institutions with our size and scope, our profitability primarily depends on interest rate differentials. Interest rates are highly sensitive to many factors that are beyond our control and cannot be predicted, such as inflation, recession and unemployment, and the impact that future changes in domestic and foreign economic conditions might have on the Company.  A more detailed discussion of the Company’s interest rate risks and the mitigation of those risks is included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in this Annual Report on Form 10-K.

Our business is also influenced by the monetary and fiscal policies of the Federal government and the policies of regulatory agencies.  The Federal Reserve Board implements national monetary policies (with objectives such as maintaining price stability, stimulating growth and reducing unemployment) through its open-market operations in U.S. Government securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target Federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments, and deposits and also affect interest earned on interest-earning assets and interest paid on interest-bearing liabilities. The nature and impact of any future changes in monetary and fiscal policies on us cannot be predicted.

From time to time, federal and state legislation is enacted that may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. In response to the economic downturn and financial industry instability, legislative and regulatory initiatives were, and are expected to continue to be, introduced and implemented, which substantially intensify the regulation of the financial services industry.  Moreover, in light of the economic environment over the last three to five years, bank regulatory agencies have responded to concerns and trends identified in examinations.  While their response resulted in the increased issuance and continuation of enforcement actions to financial institutions towards the end of the last decade and into the beginning of this decade, the level of such actions has recently been on the decline.

Supervision and Regulation in General

The banking and financial services business in which we engage is highly regulated. Such regulation is intended, among other things, to protect depositors insured by the FDIC and the entire banking system. These regulations affect our lending practices, consumer protections, capital structure, investment practices and dividend policy.

The Company is a legal entity separate and distinct from the Bank.  The Company and the Bank are each subject to supervision and regulation by a number of federal and state agencies and regulatory bodies, as outlined below.

Upon effectiveness of the bank holding company reorganization on July 2, 2008, the Company became subject to regulation under the Bank Holding Company Act of 1956, as amended (“BHCA”). As a bank holding company, the Company is regulated and is subject to inspection, examination and supervision by the Federal Reserve. It is also subject to the California Financial Code, as well as limited oversight by the DBO and the FDIC. Under the Federal Reserve Board’s regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks. The BHCA regulates the activities of holding companies including acquisitions, mergers, and consolidations and, together with the Gramm-Leach Bliley Act of 1999, the scope of allowable banking activities.

As a California-state chartered bank, the Bank is subject to primary supervision, examination and regulation by the DBO and the FDIC. If, as a result of an examination of a bank, the FDIC determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of its operations are unsatisfactory, or that it or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to: enjoin “unsafe or unsound” practices; require affirmative action to correct any conditions resulting from any violation or practice; issue an administrative order that can be judicially enforced; direct an increase in capital; restrict growth; assess civil monetary penalties; remove officers and directors; institute a receivership; and, ultimately terminate the bank’s deposit insurance, which would result in a revocation of its charter. The DBO separately holds many of the same remedial powers.

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

The federal and state bank regulatory agencies may respond to concerns and trends identified in examinations by issuing enforcement actions to, and entering into cease and desist orders, consent orders and memoranda of understanding with, financial institutions requiring action by management and boards of directors to address credit quality, liquidity, risk management and capital adequacy concerns, as well as other safety and soundness or compliance issues. Banks and bank holding companies are also subject to examination and potential enforcement actions by their state regulatory agencies.

Bank Holding Company and Bank Regulation

Bank holding companies and their subsidiaries are subject to significant regulation and restrictions by Federal and State laws and regulatory agencies.  Federal and State laws, regulations and restrictions, which may affect the cost of doing business, limit permissible activities and expansion or impact the competitive balance between banks and other financial services providers, are intended primarily for the protection of depositors and the FDIC deposit insurance fund (“DIF”), and secondarily for the stability of the U.S. banking system. They are not intended for the benefit of shareholders of financial institutions. The following discussion of key statutes and regulations to which the Company and the Bank are subject is a summary and does not purport to be complete nor does it address all applicable statutes and regulations. This discussion is qualified in its entirety by reference to the statutes and regulations referred to in this discussion.

The wide range of requirements and restrictions contained in both Federal and State banking laws include:

          Requirements that bank holding companies serve as a source of strength for their banking subsidiaries. In addition, the regulatory agencies have “prompt corrective action” authority to limit activities and order an assessment of a bank holding company if the capital of a bank subsidiary falls below capital levels required by the regulators.

          Limitations on dividends payable to shareholders. The Company’s ability to pay dividends on both its common and preferred stock are subject to legal and regulatory restrictions.  A substantial portion of the Company’s funds to pay dividends or to pay principal and interest on our debt obligations is derived from dividends paid by the Bank.

          Limitations on dividends payable by bank subsidiaries.  These dividends are subject to various legal and regulatory restrictions.  The federal banking agencies have indicated that paying dividends that deplete a depositary institution’s capital base to an inadequate level would be an unsafe and unsound banking practice.  Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

          Safety and soundness requirements. Banks must be operated in a safe and sound manner and meet standards applicable to internal controls, information systems, internal audit, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, as well as other operational and management standards. These safety and soundness requirements give bank regulatory agencies significant latitude in exercising their supervisory authority and their authority to initiate informal or formal enforcement action.

          Requirements for approval of acquisitions and activities. Prior approval or non-objection of the applicable federal regulatory agencies is required for most acquisitions and mergers and in order to engage in certain non-banking activities and activities that have been determined by the Federal Reserve to be financial in nature, incidental to financial activities, or complementary to a financial activity.  Laws and regulations governing state-chartered banks contain similar provisions concerning acquisitions and activities.

          The Community Reinvestment Act (the “CRA”).  The CRA requires that banks help meet the credit needs in their communities, including the availability of credit to low and moderate income individuals. If the Company or the Bank fails to adequately serve their communities, penalties may be imposed, including denials of applications for branches, to add subsidiaries and affiliates, or to merge with or purchase other financial institutions.

          The Bank Secrecy Act, the USA Patriot Act, and other anti-money laundering laws. These laws and regulations require financial institutions to assist U.S. Government agencies in detecting and preventing money laundering and other illegal acts by maintaining policies, procedures and controls designed to detect and report money laundering, terrorist financing, and other suspicious activity.

          Limitations on the amount of loans to one borrower and its affiliates and to executive officers and directors.

          Limitations on transactions with affiliates.

          Restrictions on the nature and amount of any investments in, and ability to underwrite certain securities.

          Requirements for opening of branches intra- and interstate.

          Fair lending and truth in lending laws to ensure equal access to credit and to protect consumers in credit transactions.

          Provisions of the Gramm-Leach-Bliley Act of 1999 (“GLB Act”) and other federal and state laws dealing with privacy for nonpublic personal information of customers.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The events of the past several years have led to numerous new laws and regulatory pronouncements in the United States and internationally for financial institutions. The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), enacted in 2010, is one of the most far reaching legislative actions affecting the financial services industry in decades and significantly restructures the financial regulatory regime in the United States.

The Dodd-Frank Act broadly affects the financial services industry by creating new resolution authorities, requiring ongoing stress testing of capital, mandating higher capital and liquidity requirements, increasing regulation of executive and incentive-based compensation and requiring numerous other provisions aimed at strengthening the sound operation of the financial services sector depending, in part, on the size of the financial institution. Among other things, the Dodd-Frank Act provides for:

          capital standards applicable to bank holding companies may be no less stringent than those applied to insured depository institutions;

          annual stress tests and early remediation or so-called living wills are required for larger banks with more than $50 billion of assets as well risk committees of their boards of directors that include a risk expert and such requirements may have the effect of establishing new best practices standards for smaller banks;

          trust preferred securities must generally be deducted from Tier 1 capital over a three-year phase-in period ending in 2016, although depository institution holding companies with assets of less than $15 billion as of year-end 2009 are grandfathered with respect to such securities for purposes of calculating regulatory capital;

          the assessment base for federal deposit insurance was changed to consolidated assets less tangible capital instead of the amount of insured deposits, which generally increased the insurance fees of larger banks, but had relatively less impact on smaller banks;

          repeal of the federal prohibition on the payment of interest on demand deposits, including business checking accounts, and made permanent the $250,000 limit for federal deposit insurance;

          the establishment of the Consumer Finance Protection Bureau (the “CFPB”) with responsibility for promulgating regulations designed to protect consumers’ financial interests and prohibit unfair, deceptive and abusive acts and practices by financial institutions, and with authority to directly examine those financial institutions with $10 billion or more in assets for compliance with the regulations promulgated by the CFPB;

          limits, or places significant burdens and compliance and other costs, on activities traditionally conducted by banking organizations, such as originating and securitizing mortgage loans and other financial assets, arranging and participating in swap and derivative transactions, proprietary trading and investing in private equity and other funds; and

          the establishment of new compensation restrictions and standards regarding the time, manner and form of compensation given to key executives and other personnel receiving incentive compensation, including documentation and governance, proxy access by stockholders, deferral and claw-back requirements.

As required by the Dodd-Frank Act, federal regulators have adopted regulations to (i) increase capital requirements on banks and bank holding companies pursuant to Basel III, and (ii) implement the so-called “Volcker Rule” of the Dodd-Frank Act, which significantly restricts certain activities by covered bank holding companies, including restrictions on proprietary trading and private equity investing.

Many of the regulations to implement the Dodd-Frank Act have not yet been published for comment or adopted in final form and/or will take effect over several years, making it difficult to anticipate the overall financial impact on the Company and the Bank, our customers or the financial industry more generally.  Individually and collectively, these proposed regulations resulting from the Dodd-Frank Act may materially and adversely affect the Company’s and the Bank’s business, financial condition, and results of operations.  Provisions in the legislation that require revisions to the capital requirements of the Company and the Bank could require the Company and the Bank to seek additional sources of capital in the future.

Volcker Rule

The final rules adopted on December 10, 2013, to implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule”, would prohibit insured depository institutions and companies affiliated with insured depository institutions (“banking entities”) from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options on these instruments, for their own account. The final rules also impose limits on banking entities’ investments in, and other relationships with, hedge funds or private equity funds. These rules will become effective on April 1, 2014.  Certain collateralized debt obligations (“CDOs”), securities backed by trust preferred securities which were initially defined as covered funds subject to the investment prohibitions, have been exempted to address the concern that many community banks holding such CDOs securities may have been required to recognize significant losses on those securities.

Like the Dodd-Frank Act, the final rules provide exemptions for certain activities, including market making, underwriting, hedging, trading in government obligations, insurance company activities, and organizing and offering hedge funds or private equity funds. The final rules also clarify that certain activities are not prohibited, including acting as agent, broker, or custodian.

The compliance requirements under the final rules vary based on the size of the banking entity and the scope of activities conducted. Banking entities with significant trading operations will be required to establish a detailed compliance program and their CEOs will be required to attest that the program is reasonably designed to achieve compliance with the final rule. Independent testing and analysis of an institution’s compliance program will also be required. The final rules reduce the burden on smaller, less-complex institutions by limiting their compliance and reporting requirements. Additionally, a banking entity that does not engage in covered trading activities will not need to establish a compliance program. The Company and the Bank held no investment positions at December 31, 2013 that were subject to the final rule.  Therefore, while these new rules may require us to conduct certain internal analysis and reporting, we believe that they will not require any material changes in our operations or business.

Capital Adequacy Requirements

Banks and bank holding companies are subject to various capital requirements administered by state and federal banking agencies. Capital adequacy guidelines involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.

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

The regulatory agencies’ risk-based capital guidelines are based upon the 1988 capital accord (“Basel I”) of the internal Basel Committee on Bank Supervision (“Basel Committee”), a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines, which each country’s supervisors can use to determine the supervisory policies they apply to their home jurisdiction. In 2004, the Basel Committee proposed a new capital accord (“Basel II”) to replace Basel I that provided approaches for setting capital standards for credit risk and capital requirements for operational risk and refining the existing capital requirements for market risk exposures. U.S. banking regulators published a final rule for Basel II implementation requiring banks with over $250 billion in consolidated total assets or on-balance sheet foreign exposure of $10 billion (“core banks”) to adopt the advanced approaches of Basel II while allowing other banks to elect to “opt in.” The regulatory agencies later issued a proposed rule for larger banks that would give banking organizations that do not use the advanced approaches the option to implement a new risk-based capital framework that would adopt the standardized approach of Basel II for credit risk, the basic indicator approach of Basel II for operational risk and related disclosure requirements. A definitive rule was not issued.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified as “Basel III.” Basel III, when fully phased-in, would require bank holding companies and their bank subsidiaries to maintain substantially more capital than currently required, with a greater emphasis on common equity. The Basel III capital framework, among other things:

•      introduces as a new capital measure, Common Equity Tier 1 (“CET1”), more commonly known in the United States as “Tier 1 Common,” and defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and expands the scope of the adjustments as compared to existing regulations;

•      when fully phased in, requires banks to maintain: (i) a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%); (ii) an additional “SIFI buffer” for those large institutions deemed to be systemically important, ranging from 1.0% to 2.5%, and up to 3.5% under certain conditions; (iii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation); (iv) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (v) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter); and

•     an additional “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented.

In July 2013, the U.S. banking agencies approved the U.S. version of Basel III. The federal bank regulatory agencies adopted version of Basel III revises the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to make them consistent with Basel III and to meet the requirements of the Dodd-Frank Act. Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them will apply on a phased in basis to all banking organizations, including the Company and the Bank. Among other things, the rules establish a new minimum common equity Tier 1 ratio (4.5% of risk-weighted assets), a higher minimum Tier 1 risk-based capital requirement (6.0% of risk-weighted assets) and a minimum non-risk-based leverage ratio (4.00% eliminating a 3.00% exception for higher rated banks). The new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios will be phased in from 2016 to 2019 and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The additional “countercyclical capital buffer” is also required for larger and more complex institutions. The new rules assign higher risk weighting to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rules also change the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets and include unrealized gains and losses on available for sale debt and equity securities (with a one-time opt out option for Standardized Banks (banks with less than $250 billion of total consolidated assets and less than $10 billion of foreign exposures)). The rules, including alternative requirements for smaller community financial institutions like the Company, would be phased in through 2019. The implementation of the Basel III framework is to commence January 1, 2015.

The Bank is well capitalized. As of December 31, 2013 and 2012, the Bank’s Total Risk-Based Capital Ratio was 14.6% and 16.0%, and our Tier 1 Risk-Based Capital Ratio was 13.3% and 14.8%, respectively.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total average assets, referred to as the leverage ratio. Banks that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets, or “Leverage Capital Ratio”, of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. As of December 31, 2013 and 2012, the Bank’s Leverage Capital Ratios were 9.8% and 10.3%, respectively.

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

Dividends

The payment of cash dividends by the Bank to Oak Valley Bancorp is subject to restrictions set forth in the California Financial Code (the “Code”).  Prior to any distribution from the Bank to Oak Valley Bancorp, a calculation is made to ensure compliance with the provisions of the Code and to ensure that the Bank remains within capital guidelines set forth by the DBO and the FRB. In the event that the intended distribution from the Bank to Oak Valley Bancorp exceeds the restriction in the Code, advance approval from FRB is required. While advance approval may be required from the FRB for up to three years after we terminated our participation in the U.S. Treasury Capital Purchase Program in 2011, management does not believe that these regulations will limit dividends from the Bank to meet the operating requirements of Bancorp for the foreseeable future. See Note 20 to the Consolidated Financial Statements in Item 8 of this report. Management anticipates that there will be sufficient earnings at the Bank level to provide dividends to the Company to meet its cash requirements for 2014.

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

Deposit Insurance and FDIC Insurance Assessments

Our deposits are insured by the FDIC to the maximum amount permitted by law, which is currently $250,000 per depositor. The Dodd-Frank Act made the deposit insurance coverage permanent at the $250,000 level retroactive to January 1, 2008.

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

Community Reinvestment Act

We are subject to certain requirements and reporting obligations involving the Community Reinvestment Act, or “CRA”. The CRA generally requires federal banking agencies to evaluate the record of financial institutions in meeting the credit needs of local communities, including low and moderate-income neighborhoods. The CRA further requires that a record be kept of whether a financial institution meets its community credit needs, which record will be taken into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. In measuring a bank’s compliance with its CRA obligations, the regulators now utilize a performance-based evaluation system, which bases CRA ratings on the Company’s actual lending service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the FRB assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” Our CRA performance is evaluated by the FRB under the intermediate small bank requirements. The FRB’s last CRA performance examination was performed on us and completed in July of 2013 and we received an overall “Satisfactory” CRA Assessment Rating.

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

The Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law The Sarbanes-Oxley Act of 2002, or “Sarbanes-Oxley Act”. The Sarbanes-Oxley Act addresses accounting oversight and corporate governance matters relating to the operations of public companies. During 2003, the Commission issued a number of regulations under the directive of the Sarbanes-Oxley Act significantly increasing public company governance-related obligations and filing requirements, including:

● the establishment of an independent public oversight of public company accounting firms by a board that will set auditing, quality and ethical standards for and have investigative and disciplinary powers over such accounting firms,

● the enhanced regulation of the independence, responsibilities and conduct of accounting firms which provide auditing services to public companies,

● the increase of penalties for fraud related crimes,

● the enhanced disclosure, certification, and monitoring of financial statements, internal financial controls and the audit process, and

● the enhanced and accelerated reporting of corporate disclosures and internal governance.

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

Available Information

The Company maintains an Internet website at http://www.ovcb.com. The Company makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and other information related to the Company free of charge, through this site as soon as reasonably practicable after it electronically files those documents with, or otherwise furnishes them to, the SEC. The Company’s website also contains its Committee Charters, Code of Ethics, Code of Conduct and Corporate Governance Guidelines. The Company’s internet website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K.

In addition, copies of our filings are available by requesting them in writing or by phone from:

Corporate Secretary

Oak Valley Bancorp

125 North Third Avenue
Oakdale, California

209-844-7578

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our main office is located in a complex at 125 North Third Avenue, Oakdale, CA 95361, in downtown Oakdale and houses our primary loan production, operations, and administrative offices.  The building has an automated teller machine and onsite parking.  The Company’s Oakdale complex includes the adjacent corporate headquarter building and occupies approximately 20,000 square feet of space.

Property Location and Address	Square Footage	Lease Expiration Date	Lease Extension Options

Oakdale, 125 N. 3rd Ave.	9,600	n/a*	n/a*
Oakdale, 338 F Street	9,860	n/a*	n/a*
Sonora, 14580 Mono Way	2,500	4/2018	two, 5-year term extensions
Modesto, 12th & I Street	4,500	3/2016	two, 5-year term extensions
Bridgeport, 166 Main Street	2,875	n/a*	n/a*
Mammoth Lakes, 170 Mountain Blvd.	1,856	n/a*	n/a*
Bishop, 351 North Main Street	3,680	8/2019	one, 5-year term extensions
Modesto, 4120 Dale Road	4,500	3/2015	two, 5-year term extensions
Turlock, 2001 Geer Road	2,400	1/2015	two, 5-year term extensions
Patterson, 20 Plaza Circle	2,100	n/a*	n/a*
Escalon, 1910 McHenry Ave.	3,500	4/2021	two, 5-year term extensions
Ripon, 150 North Wilma Ave.	1,800	12/2015	one, 5-year term extension
Stockton, 2935 West March Lane	8,000	12/2022	two, 5-year term extensions
Modesto, 3508 McHenry Ave.	5,400	n/a*	n/a*
Manteca, 191 W. North St.	2,800	5/31/2016	two, 5-year term extensions

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “OVLY.” The following table sets forth the high and low closing bid prices (which reflect prices between dealers and do not include retail markup, markdown or commission and may not represent actual transactions) for the two calendar years ended December 31, 2013 and 2012, respectively.  From time to time, during the periods indicated, trading activity in our common stock was infrequent.  The source of the quotes is The Nasdaq Stock Market, LLC.

	Closing Sale Price
For Calendar Quarter Ended	High	Low

March 31, 2012	$8.20	$5.80
June 30, 2012	$7.93	$6.17
September 30, 2012	$8.25	$5.02
December 31, 2012	$8.15	$6.75
March 31, 2013	$8.88	$7.33
June 30, 2013	$8.24	$7.37
September 30, 2013	$8.80	$7.59
December 31, 2013	$8.37	$7.85

On March 24, 2014, the closing price of our common stock was $9.50 per share; and there were approximately 464 shareholders of record of the common stock and 8,071,355 outstanding shares of common stock.

Dividends

Our ability to pay any cash dividends will depend not only upon our earnings during a specified period, but also on our meeting certain capital requirements.

Dividends the Company declares are subject to the restrictions set forth in the California General Corporation Law (the “Corporation Law”). The Corporation Law provides that a corporation may make a distribution to its shareholders if the corporation’s retained earnings equal at least the amount of the proposed distribution. The Corporation Law also provides that, in the event that sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if it meets two conditions, which generally stated are as follows: (i) the corporation’s assets equal at least 1 and 1/4 times its liabilities, and (ii) the corporation’s current assets equal at least its current liabilities or, if the average of the corporation’s earnings before taxes on income and before interest expenses for the two preceding fiscal years was less than the average of the corporation’s interest expenses for such fiscal years, then the corporation’s current assets must equal at least 1 and 1/4 times its current liabilities.

Additionally, the Federal Reserve Board has authority to limit the payment of dividends by bank holding companies, such as the Company, in certain circumstances, requiring, among other things, a holding company to consult with the Federal Reserve Board prior to payment of a dividend if the company does not have sufficient recent earnings in excess of the proposed dividend.

The principal source of funds from which the Company may pay dividends is the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. The Bank is subject first to corporate restrictions on its ability to pay dividends. Further, the Bank may not pay a dividend if it would be undercapitalized after the dividend payment is made. The payment of cash dividends by the Bank is subject to restrictions set forth in the California Financial Code (the “Financial Code”). The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of (a) bank’s retained earnings; or (b) bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period. However, a bank may, with the approval of the DBO, make a distribution to its shareholders in an amount not exceeding the greatest of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year. In the event that the DBO determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the DBO may order the bank to refrain from making a proposed distribution. The FDIC may also restrict the payment of dividends if such payment would be deemed unsafe or unsound or if after the payment of such dividends, the bank would be included in one of the “undercapitalized” categories for capital adequacy purposes pursuant to federal law.

While the Federal Reserve Board has no general restriction with respect to the payment of cash dividends by an adequately capitalized bank to its parent holding company, the Federal Reserve Board might, under certain circumstances, place restrictions on the ability of a particular bank to pay dividends based upon peer group averages and the performance and maturity of the particular bank, or object to management fees to be paid by a subsidiary bank to its holding company on the basis that such fees cannot be supported by the value of the services rendered or are not the result of an arm’s length transaction.

Shareholders are entitled to receive dividends only when and if dividends are declared by our Board of Directors. Although we have paid dividends in the past, it is no guarantee that we will pay cash dividends in the future. No dividends were paid for the years ended December 31, 2013 and 2012. A $0.10 per common share dividend was declared in December 2013 and subsequently paid in January 2014.

Equity Compensation Plan Information

The following table provides information as of December 31, 2013 with respect to shares of our common stock that are issued and currently outstanding under the Company’s 1998 Restated Stock Option Plan (the “1998 Restated Stock Option Plan”), and the number of shares that are authorized to be issued under the Company’s 2008 Equity Plan (the “2008 Equity Plan”). Figures in the table have been retroactively adjusted to reflect three-for-two stock splits in August 2005 and 2006.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under 2008 Equity Plan (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders	200,250	$9.36	1,338,620
Equity Compensation Plans Not Approved by Shareholders	0	0	0
Total	200,250	$9.36	1,338,620

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of financial condition as of December 31, 2013 and 2012 and results of operations for each of the years in the two-year period ended December 31, 2013 should be read in conjunction with our consolidated financial statements and related notes thereto, included in this report. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Introduction

Our continued focus on responsible community banking fundamentals and our strong customer relationships have enabled us to increase net income to common shareholders in 2013, and have led to higher core deposits, a key funding source for our steady asset growth.

As of December 31, 2013, we had approximately $672 million in total assets, $419 million in total gross loans, and $603 million in total deposits.

We believe the following were key indicators of our performance for operations during 2013:

● our total assets increased to $672 million at the end of 2013, an increase of 1.7%, from $661 million at the end of 2012.

● our total deposits increased to $603 million at the end of 2013, an increase of 2.7%, from $587 million at the end of 2012.

● our total net loans increased to $411 million at the end of 2013, an increase of 7.5%, from $382 million at the end of 2012.

● our ratio of total non-performing loans to total loans decreased to 0.56% at December 31, 2013 from 1.77% at December 31, 2012. Management considers that the size of the ratio of non-performing assets to total loans is moderate and manageable, and reserves have been taken appropriately.

● net interest income decreased $0.6 million or 2.3% in 2013 compared to 2012, mainly as a result of lower market interest rate on loans and investment securities.

● provision for loan losses decreased $0.85 million or 73.9% to $0.3 million in 2013 compared to $1.15 million in 2012.

● total noninterest income increased to $3.3 million in 2013, an increase of 4.2%, from $3.1 million in 2012, which is mainly attributable to our growing deposit account base.

● total noninterest expense increased from $18.2 million in 2012 to $18.7 million in 2013, reflecting the increase in overhead costs associated with the growth of our product lines and services.

These items, as well as other factors, contributed to the increase in net income available to common shareholders for 2013 to $5.82 million from $5.33 million in 2012, which translates into $0.74 per diluted common share in 2013 and $0.69 per diluted common share in 2012.

Over the past several years, our network of branches and loan production offices has been expanded geographically. We currently maintain fourteen full-service offices. We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as our needs and resources permit.

2014 Outlook

As we begin our strategic business plan for 2014, we are continuing to explore opportunities for growth in our existing markets, as well as opportunities to expand into new markets through de novo branching. In 2014, we are continuing to focus on loan and account growth and managing our net interest margin, while attempting to control expenses and credit losses and manage our business to achieve our net income and other objectives. Efforts to attract new accounts and grow loans continue to be an important strategic initiative.

As a result of market interest rates declining to historic lows over the past few years, we recognized a decrease in our net interest income, which we expect could slightly compress further in 2014 even if interest rates begin to increase. The potential compression of net interest income and net interest margin would be a likely outcome if interest rates increase, given that our balance sheet is liability sensitive to interest rate changes primarily due to the number of loans currently at their contractual rate floors and competitive pressures to increase deposit rates. This could in turn result in a slower increase on the yield of earning assets compared to the cost of deposits and other funds. Ideally, if we experience an increase in our yield on earnings assets we could then determine to increase the interest rates we pay on our deposit accounts or change our promotional or other interest rates on new deposits in marketing activation programs to attempt to achieve a certain net interest margin. In light of the current economic environment, it may not be possible to manage the interest margin in this manner, as competitive pressures may dictate that we increase deposit rates at a faster rate than the earning assets increase, thereby further compressing the net interest margin. Any increases in the rates we charge on accounts could have an effect on our efforts to attract new customers and grow loans, particularly with the continuing competition in the commercial and consumer lending industry. The economies and real estate markets in our primary market areas will continue to be significant determinants of the quality of our assets in future periods and, thus, our results of operations, liquidity and financial condition. Current economic indicators suggest that the national economy and the economies in our primary market areas will remain depressed but the length and severity of the cycle is difficult to predict.

For 2014, management remains focused on the above challenges and opportunities and other factors affecting the business similar to the factors driving 2013 results as discussed in this section.

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

In the bank holding company reorganization, all outstanding shares of common stock of the Bank were exchanged for an equal number of shares of common stock of Oak Valley Bancorp, which now owns the Bank as its wholly-owned subsidiary. Management believes that operating the Bank within a holding company structure, among other things:

● provides greater operating flexibility than is currently enjoyed by us.

● facilitates the acquisition of related businesses as opportunities arise.

● improves our ability to diversify.

● enhances our ability to remain competitive in the future with other companies in the financial services industry that are organized in a holding company structure.

● enhances our ability to raise capital to support growth.

The financial statements and discussion thereof contained in this report for periods subsequent to the reorganization relate to the consolidated financial statements of Oak Valley Bancorp. Periods prior to the reorganization relate to the Bank only. The information is comparable as the sole subsidiary of Oak Valley Bancorp is the Bank.

Critical Accounting Policies

Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired and are carried at fair value or below. Appraisals are done periodically on impaired loans and if required an allowance is established based on the fair value of collateral less the cost related to liquidation of the collateral. In some circumstances, an impaired loan may be charged off to bring the carrying value to fair value.

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

The allowance for loan losses is an estimate of probable incurred losses with regard to our loans. Our loan loss provision for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loans, delinquencies, management's assessment of the quality of the loans, the valuation of problem loans and the general economic conditions in our market area. We base our allowance for loan losses on an estimation of probable losses inherent in our loan portfolio.

Our methodology for assessing loan loss allowances are intended to reduce the differences between estimated and actual losses and involves a detailed analysis of our loan portfolio, in three phases:

● the specific review of individual loans,

● the segmenting and review of loan pools with similar characteristics, and

● our judgmental estimate based on various subjective factors:

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

In the third phase, we consider relevant internal and external factors that may affect the collectability of loan portfolio and each group of loan pool. The factors considered are, but are not limited to:

● concentration of credits,

● nature and volume of the loan portfolio,

● delinquency trends,

● non-accrual loan trend,

● problem loan trend,

● loss and recovery trend,

● quality of loan review,

● lending and management staff,

● lending policies and procedures,

● economic and business conditions, and

● other external factors.

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

The Company files income tax returns in the U.S. federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2009.

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

We have established and documented a process for determining fair value. We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Whenever there is no readily available market data, management uses its best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of management's judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these financial statements. For detailed information on our use of fair value measurements and our related valuation methodologies, see Note 17 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

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

In February 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The Update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: 1) The amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and 2) Any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and are applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the Update’s scope that exist at the beginning of an entity’s fiscal year of adoption. The adoption of ASU No. 2013-04 is not expected to have a material impact on the Company's consolidated financial statements

In July 2013, the FASB issued ASU No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU No. 2013-10 permits the use of the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge account purposes. The amendment is effective prospectively for qualifying new or redesiginated hedging relationships entered into on or after July 17, 2013. The adoption of ASU No. 2013-10 is not expected to have a material impact on the Company's consolidated financial statements

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. No new recurring disclosures are required. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2013 and are to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014 – 01, Investments – Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects. This Update provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. The adoption of ASU No. 2014-01 is not expected to have a material impact on the Company's consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014 – 04, Receivables – Troubled Debt Restructurings by Creditors. This ASU provides clarification that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company's consolidated financial statements.

Results of Operations

The Company earns income from two primary sources. The first is net interest income, which is interest income generated by earning assets less interest expense on interest-bearing liabilities. The second is noninterest income, which primarily consists of deposit service charges and fees, the increase in cash surrender value of life insurance and mortgage commissions. The majority of the Company's noninterest expenses are operating costs that relate to providing a full range of banking services to our customers.

Overview

We recorded net income available to common shareholders for the year ended December 31, 2013 of $5,819,000 or $0.74 per diluted common share compared to $5,329,000 or $0.69 per diluted common share for the year ended December 31, 2012. The increase in net income available to common shareholders for the year ended December 31, 2013 was primarily due to a decrease of $850,000 in provision for loan losses, an increase in non-interest income of $131,000 and a decrease in income tax provision of $104,000. Partially offsetting these factors was a decrease in net interest income of $569,000 and an increase of $411,000 in non-interest expense associated with growth of our product lines and services.

Highlights of the financial results are presented in the following table:

	As of and for the years ended December 31,
(Dollars in thousands, except per share data)	2013	2012	2011
For the period:
Net income available to common shareholders	$5,819	$5,329	$4,700
Net income per common share:
Basic	$0.75	$0.69	$0.61
Diluted	$0.74	$0.69	$0.61
Return on average common equity	9.07%	8.80%	8.67%
Return on average assets	0.90%	0.95%	1.02%
Common stock dividend payout ratio	0.00%	0.00%	0.00%
Efficiency ratio	65.65%	63.83%	61.28%
At period end:
Book value per common share	$8.14	$7.99	$7.37
Total assets	$671,853	$660,581	$612,172
Total gross loans	$419,438	$390,986	$396,202
Total deposits	$602,633	$586,993	$536,204
Net loan-to-deposit ratio	68.23%	65.15%	72.17%

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

For a detailed analysis of interest income and interest expense, see the “Average Balance Sheets” and the “Rate/Volume Analysis” below.

	Distribution, Yield and Rate Analysis of Net Income
	For the Years Ended December 31,
(Dollars in Thousands)	2013			2012
	Average Balance	Interest Income/ Expense	Avg Rate/ Yield	Average Balance	Interest Income/ Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$396,953	$21,413	5.39%	$390,856	$22,459	5.75%
Securities of U.S. government agencies	12,635	201	1.59%	3,749	46	1.23%
Other investment securities (2)	101,723	3,861	3.80%	95,405	3,720	3.90%
Federal funds sold	10,793	25	0.23%	12,339	29	0.24%
Interest-earning deposits	79,716	211	0.26%	54,676	135	0.25%
Total interest-earning assets	601,820	25,711	4.27%	557,025	26,389	4.74%
Total noninterest earning assets	49,553			52,996
Total Assets	$651,373			$610,021
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Business Interest DDA	12,600	13	0.10%	3,010	5	0.17%
Money market deposits	238,956	324	0.14%	249,652	513	0.21%
NOW deposits	83,268	83	0.10%	68,454	103	0.15%
Savings deposits	35,162	52	0.15%	26,238	57	0.22%
Time certificates of $100,000 or more	35,873	263	0.73%	37,150	322	0.87%
Other time deposits	19,499	93	0.48%	21,822	132	0.60%
Other borrowings	1	0	0.27%	467	4	0.86%
Total interest-bearing liabilities	425,359	828	0.19%	406,793	1,136	0.28%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	156,629			130,664
Other liabilities	3,892			3,154
Total noninterest-bearing liabilities	160,521			133,818
Shareholders' equity	65,493			69,410
Total liabilities and shareholders' equity	$651,373			$610,021
Net interest income		$24,883			$25,253
Net interest spread (3)			4.08%			4.46%
Net interest margin (4)			4.13%			4.53%

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

Net interest income, on a fully tax equivalent basis (FTE), decreased $0.4 million or 1.5% to $24.9 million for the year ended December 31, 2013, compared to $25.3 million in 2012. Net interest spread and net interest margin were 4.08% and 4.13%, respectively, for the year ended December 31, 2013, compared to 4.46% and 4.53%, respectively, for the year ended December 31, 2012. The decrease in the net interest margin in 2013 was primarily attributable to the increased average federal funds sold and interest earning deposits in bank balances of $23.5 million which are earning 0.25% and thus driving down the overall yield on earning assets. Additionally, the average balance of our investment portfolio increased by $15.2 million and the yield decreased by 25 basis points to 3.55% in 2013 compared to 2012.

The current low market interest rate environment has had a positive impact on net interest income in previous years because the Company’s consolidated balance sheet is liability sensitive which typically results in our average cost of funds decreasing faster than the average yield on interest earning assets in a declining rate environment. In 2013, we have not recognized this benefit to the same degree, as deposit interest rates are at historic lows and have essentially reached a threshold in which they cannot reasonably be further reduced to keep pace with the reduction of our asset yield. However, the total cost of funds did decrease 9 basis points in 2013 compared to 2012, due to moderate rate reductions across all deposit products. In addition, average non-interest-bearing demand deposit balances increased by $26.0 million in 2013 compared to 2012, further reducing our cost of funds.

Compared to cost of funds, the decrease in earning asset yield was more significant at 47 basis points in 2013 compared to 2012. The investment securities portfolio recognized a decrease of 25 basis points in 2013, mainly because of the Company deploying cash into investment security purchases, which have historically low yields. The yield on loans recognized a reduction of 36 basis points for 2013 compared to 2012, which was minimized due to the significant portion of our loans that are at their contractual rate floors. In addition, the large majority of our variable loans are tied to the U.S. Treasury Constant Maturity Indices with repricing intervals between one and five years.

Changes in volume resulted in an increase in net interest income (FTE) of $756,000 for the year of 2013 compared to the year 2012, and changes in interest rates and the mix resulted in a decrease in net interest income (FTE) of $1,126,000 for the year 2013 versus the year 2012. Management closely monitors both total net interest income and the net interest margin.

Market rates are in part based on the Federal Reserve Open Market Committee ("FOMC") target Federal funds interest rate (the interest rate banks charge each other for short-term borrowings).  The change in the Federal funds sold and purchased rates is the result of target rate changes implemented by the FOMC.  In 2008, there were seven downward adjustments to the target rate totaling 325 basis points, bringing the target interest rate to a historic low with a range of 0% to 0.25% where it remained as of December 2013.

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

	Rate/Volume Analysis of Net Interest Income

	For the Year Ended December 31,			For the Year Ended December 31,
	2013 vs. 2012			2012 vs. 2011
	Increases (Decreases)			Increases (Decreases)
(Dollars in Thousands)	Due to Change In			Due to Change In

	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Net loans (1)	$350	$(1,396)	$(1,046)	$(196)	$(964)	$(1,160)
Securities of U.S. government agencies	109	46	155	(19)	(25)	(44)
Other Investment securities	246	(105)	141	1,219	(773)	446
Federal funds sold	(4)	0	(4)	(13)	0	(13)
Interest-earning deposits	62	14	76	34	1	35
Total interest income	763	(1,441)	(678)	1,025	(1,761)	(736)
Interest expense:
Business Interest DDA	$16	$(8)	$8	$-	$5	$5
Money market deposits	(22)	(167)	(189)	12	(266)	(254)
NOW deposits	22	(42)	(20)	5	(35)	(30)
Savings deposits	20	(25)	(5)	27	(34)	(7)
Time certificates of $100,000 or more	(11)	(48)	(59)	20	(54)	(34)
Other time deposits	(14)	(25)	(39)	(63)	(65)	(128)
Other borrowings	(4)	0	(4)	(63)	(1)	(64)
Total interest expense	7	(315)	(308)	(62)	(450)	(512)
Change in net interest income	$756	$(1,126)	$(370)	$1,087	$(1,311)	$(224)

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

The provision for loan losses was $300,000 for the year ended December 31, 2013, compared to $1,150,000 for the year end December 31, 2012. Nonperforming loans were $2.34 million at December 31, 2013 and $6.92 million at December 31, 2012, or 0.56% and 1.77%, respectively, of total loans. Nonperforming loans are primarily in nonperforming real estate construction and development loans. The allowance for loan losses was $7.66 million and $7.97 million at December 31, 2013 and 2012, or 1.83% and 2.04%, respectively, of total loans. Net charge-offs were $616,000 in 2013 compared to $1,784,000 in 2012. The reduction of the net charge-offs for 2013 compared to 2012 is indicative of the economic recovery and the resulting credit quality improvement of our loan portfolio.

The Company will continue to monitor the adequacy of the allowance for loan losses and make additions to the allowance in accordance with the analysis referred to above. Because of uncertainties inherent in estimating the appropriate level of the allowance for loan losses, actual results may differ from management’s estimate of credit losses and the related allowance.

Noninterest Income

Noninterest income was $3.28 million for the year ended December 31, 2013, compared to $3.15 million for the year 2012. In 2013, other income increased by $131,000, which was attributable to increases in investment service fee income and debit card interchange fee income of $64,000 and $106,000, respectively, compared to 2012. Mortgage commissions have decreased by $11,000 or 4.5% for the year 2013, as compared to 2012 but are still at elevated levels compared to 2011 and prior years, as a result of the escalated demand for home purchases and refinancing due in part to the current low interest rate environment. Service charge income increased to $1.24 million for the year 2013 compared to $1.17 million for the year 2012, as a result of the increase in the aggregate number of deposit accounts of 4.3% to 19,901 at December 31, 2013, as compared to 19,077 accounts as of December 31, 2012. The Company continues to evaluate its deposit product offerings with the intention of continuing to expand its offerings to the consumer and business depositors.

Noninterest Income

(Dollars in thousands)

	For the Years Ended December 31,
	2013		2012
	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$1,237	37.7%	$1,173	37.3%
Earnings on cash surrender value of life insurance	404	12.3%	424	13.5%
Mortgage commissions	229	7.0%	240	7.6%
Gains on called securities	60	1.8%	92	2.9%
Other income	1,350	41.2%	1,220	38.8%
Total	$3,280	100.00%	$3,149	100.00%

Average assets	$651,373		$610,021
Noninterest income as a % of average assets		0.5%		0.5%

Noninterest Expense

The following table sets forth a summary of noninterest expenses for the periods indicated:

Noninterest Expense

(Dollars in thousands)

	For the Years Ended December 31,
	2013		2012
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$9,978	53.4%	$10,009	54.8%
Occupancy expenses	2,924	15.7%	2,948	16.2%
Data processing fees	1,307	7.0%	1,128	6.2%
Regulatory assessments (FDIC & DBO)	480	2.6%	461	2.5%
Other operating expenses	3,971	21.3%	3,702	20.3%
Total	$18,660	100.0%	$18,248	100.0%

Average assets	$651,373		$610,021
Noninterest expenses as a % of average assets		2.9%		3.0%

Noninterest expense was $18,660,000 for the year ended December 31, 2013, an increase of $412,000 or 2.3% compared to $18,248,000 for the year ended 2012.

Data processing costs increased in 2013 over 2012 by $179,000, reflecting the additional costs related to the increased number of deposit accounts and the expansion of our products and services.

Other expenses recognized an increase in 2013 of $269,000 compared to 2012, due to a variety of costs necessary for the expansion of our products and services, such as software licensing, auditing fees, legal fees and advertising.

FDIC and DBO (California Department of Business Oversight) regulatory assessments increased by $19,000 to $480,000 in 2013 compared to $461,000 in 2012. The initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC. The increase in 2013 is solely due to a higher level of deposit balances compared to 2012, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis. Our assessment rate decreased slightly in 2013 as a result of our overall improved risk profile.

Salaries and employee benefits decreased by $31,000 in 2013 to $9,978,000 compared to the prior year. To support our emphasis on superior customer service, we increased our full-time equivalent staff by 6 as of December 31, 2013 compared to last year, which resulted in increased salary expense and group medical insurance benefits. The salary and benefit increase was offset in part by an increase in deferred loan costs of $315,000, stemming from strong loan production during 2013. Occupancy expense realized a modest decrease of $24,000 in 2013 compared to the prior year, primarily from run-off of fixed asset depreciation from assets that had become fully depreciated.

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

Provision for Income Taxes

We reported a provision for income taxes of $2,710,000 and $2,814,000 for the years 2013 and 2012, respectively. The effective income tax rate on income from continuing operations was 31.5% for the year ended December 31, 2013 compared to 32.7% for the year 2012. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans). The disparity between the effective tax rates in 2013 as compared to 2012 is primarily due to tax credits from California Enterprise Zones and low income housing projects as well as tax free-income on loans within these enterprise zones and municipal securities and loans that comprise a larger proportion of pre-tax income in 2013 as compared to 2012. We have not been subject to an alternative minimum tax ("AMT") during these periods.

Financial Condition

The Company’s total assets were $671.9 million at December 31, 2013 compared to $660.6 million at December 31, 2012, an increase of $11.3 million or 1.7%. Net loans increased $28.7 million, investments increased $13.9 million, bank premises and equipment increased $0.5 million and interest receivable and other assets increased $3.4 million, while cash and cash equivalents decreased $36.1 million for the year ended December 31, 2013 as compared to December 31, 2012.

Loans gross of the allowance for loan losses and deferred fees were $419.4 million at December 31, 2013, compared to $391.0 million at December 31, 2012, an increase of $28.4 million or 7.3%. The increase was primarily due to an increase of $16.8 million or 5.3% in commercial real estate loans and an increase of $12.3 million or 33.6% in commercial and industrial loans. This was offset by decreases of $0.4 million in agriculture loans, and of $0.2 million in consumer loans and consumer residential loans. The composition of the loan portfolio categories remained relatively unchanged as a percentage of total loans, except for commercial and industrial loans which recognized the highest change from 9.3% at December 31, 2012 to 11.6% at December 31, 2013. This increase was offset by moderate decreases in all other loan categories.

Deposits increased $15.6 million or 2.7% to $602.6 million at December 31, 2013 compared to $587.0 million at December 31, 2012. Time deposits and Money Market deposits decreased by $5.4 million and $2.5 million, respectively, while Demand, NOW and Savings increased by $12.0 million, $6.9 million and $4.6 million, respectively, as of December 31, 2013 as compared to December 31, 2012.

Short-term borrowings were fully paid off during 2012 to leave no outstanding balances at December 31, 2012 and 2013. There was no long-term debt outstanding at December 31, 2013 and December 31, 2012. The growth in deposits allowed us to pay off matured FHLB advances in 2012, thus reducing our cost of funds and lowering our liquidity ratio, which has been running at a surplus in recent years. The Company uses short-term borrowings, primarily short-term FHLB advances, to fund short-term liquidity needs and manage net interest margin.

Equity decreased $5.5 million or 7.8% to $64.5 million at December 31, 2013, compared to $70.0 million at December 31, 2012. The Company was selected to participate in the U.S. Treasury Capital Purchase Program (“TCPP”) which resulted in the issuance of $13.5 million in preferred stock in December 2008. In August 2011, the Company repurchased these Series A preferred stock shares and simultaneously issued $13,500,000 in Series B Preferred Stock to the U.S. Treasury under the Small Business Lending Funding (“SBLF”) program. Subsequently, the Company fully redeemed a warrant to purchase 350,346 shares of its Common Stock, at the exercise price of $5.78 per share that the Company had granted to the U.S. Treasury pursuant to the TCPP, for a purchase price of $560,000, which settled in September 2011. In May 2012, the Company repurchased from the U.S. Treasury 6,750 shares of Series B Preferred Stock for aggregate consideration of $6.75 million. In March 2013, the Company repurchased from the U.S. Treasury the remaining 6,750 shares of Series B Preferred Stock for aggregate consideration of $6.8 million, reflecting $6.75 million paid for the repurchase, and $67,500 paid for accrued dividends. The securities issued to the Treasury were accounted for as components of regulatory Tier 1 capital. See Notes 3 to the Consolidated Financial Statements in Item 8 of this report for further discussion regarding our participation in the TCPP and SBLF.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of December 31, 2013, and 2012, we had $5.1 million and $10.5 million, respectively, in federal funds sold.

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

Our investment securities holdings increased by $13.8 million, or 13.4%, to $117.7 million at December 31, 2013, compared to holdings of $103.9 million at December 31, 2012. Total investment securities as a percentage of total assets increased to 17.5% as of December 31, 2013 compared to 15.7% at December 31, 2012. As of December 31, 2013, $72.4 million of the investment securities were pledged to secure public deposits.

As of December 31, 2013, the total unrealized loss on securities that were in a loss position for less than 12 continuous months was $4.0 million with an aggregate fair value of $56.4 million. The total unrealized loss on securities that were in a loss position for greater than 12 continuous months was $0.5 million with an aggregate fair value of $4.9 million.

The following table summarizes the book value and market value and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

	December 31, 2013		December 31, 2012		December 31, 2011
(Dollars in Thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
Available-for-Sale:
U.S. agencies	$52,540	$53,116	$52,608	$55,518	$52,102	$54,809
Collateralized mortgage obligations	9,580	9,781	11,698	12,604	11,366	12,095
Municipal securities	42,304	40,269	25,323	26,992	15,660	16,972
SBA Pools	1,088	1,081	1,178	1,178	1,236	1,237
Corporate debt	4,697	4,825	4669	4706	2,000	1,814
Asset backed securities	5,858	5,856	0	0	0	0
Mutual fund	2,975	2,818	2,875	2,868	2,759	2,768
Total investment securities	$119,042	$117,746	$98,351	$103,866	$85,123	$89,695

At December, 2013, there was one U.S. agency, five municipalities, two asset backed securities, and one SBA pool that comprised the total securities in an unrealized loss position for greater than 12 months and 13 agencies, 31 municipalities, one collateralized mortgage obligation, one mutual fund and one SBA pool that make up the total securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and volatility of the security’s fair value. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes and the Bank does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security. As of December 31, 2013, we did not have any investment securities that constituted 10% or more of the stockholders’ equity of any third party issuer.

The following table summarizes the maturity and repricing schedule of our investment securities at their amortized cost and their weighted average yields at December 31, 2013:

Investment Maturities and Repricing Schedule

(Dollars in Thousands)

	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale:
U.S. agencies	$14,609	1.02%	$6,920	4.10%	$7,674	4.32%	$23,337	3.26%	$52,540	2.90%
Collateralized mortgage obligations	0	0.00%	0	0.00%	0	0.00%	9,580	3.44%	9,580	3.44%
Municipalities	280	5.91%	9,709	3.92%	30,462	2.94%	1,853	3.52%	42,304	3.21%
SBA Pools	0	0.00%	0	0.00%	0	0.00%	1,088	0.58%	1,088	0.58%
Corporate debt	0	0.00%	4,697	2.25%	0	0.00%	0	0.00%	4,697	2.25%
Asset Backed Securities	0	0.00%	1,935	1.54%	2,925	1.49%	998	2.10%	5,858	1.61%
Mutual Fund	0	0.00%	0	0.00%	0	0.00%	2,975	0.00%	2,975	0.00%
Total Investment Securities	$14,889	1.11%	$23,261	3.44%	$41,061	2.99%	$39,831	2.97%	$119,042	2.84%

Yields in the above table have not been adjusted to a fully tax equivalent basis. Securities are reported at the earliest possible call, repricing or maturity date.

Loans

The following table sets forth the amount of total loans outstanding (excluding unearned income) and the percentage distributions in each category, as of the dates indicated.

(Dollars in Thousands)	YEARS ENDED DECEMBER 31,
	2013	2012	2011	2010	2009
Commercial real estate	$332,874	$316,075	$330,045	$336,730	$353,171
Commercial and Industrial	48,787	36,529	32,018	30,756	38,160
Consumer	883	1,096	1,213	1,242	1,351
Consumer residential	25,623	25,659	23,871	21,844	20,117
Agriculture	11,272	11,628	9,056	13,622	12,828
Unearned income	(624)	(600)	(634)	(733)	(811)
Total Loans, net of unearned income	$418,815	$390,387	$395,569	$403,461	$424,816

Participation loans sold and serviced by the Bank	11,733	8,045	7,929	9,283	14,907

Commercial real estate	79.5%	80.9%	83.5%	83.5%	83.1%
Commercial and Industrial	11.6%	9.4%	8.1%	7.6%	9.0%
Consumer	0.2%	0.3%	0.3%	0.3%	0.3%
Consumer residential	6.1%	6.6%	6.0%	5.4%	4.7%
Agriculture	2.7%	3.0%	2.3%	3.4%	3.0%
Unearned income	-0.1%	-0.2%	-0.2%	-0.2%	-0.2%
Total Loans, net of unearned income	100.0%	100.0%	100.0%	100.0%	100.0%

Commercial real estate loans increased $16.8 million in 2013 as compared to 2012, as a result of the increased demand by qualified borrowers in our serving area. Of the commercial real estate loans at December 31, 2013, 65.3% are non-owner occupied and 34.7% are owner occupied. Our commercial real estate loan portfolio is weighted towards term loans for which the primary source of repayment is cash flow from net operating income of the real estate property.

Commercial and industrial loans increased $12.3 million in 2013 as compared to 2012, as a result of our reassessment of the commercial and industrial lending market, specifically asset-based lines of credit. We have historically targeted well-established local businesses with strong guarantors that have proven to be resilient in periods of economic stress.

Our residential loan portfolio includes no sub-prime loans, nor is it our normal practice to underwrite loans commonly referred to as "Alt-A mortgages", the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or collateral compositions reflecting high loan-to-value ratios. Substantially all of our residential loans are indexed to Treasury Constant Maturity Rates and have provisions to reset five years after their origination dates.

The following table summarizes our commercial real estate loan portfolio by the geographic location in which the property is located as of December 31, 2013 and 2012:

Commercial Real Estate Loans Outstanding by Geographic Location

(Dollars in Thousands)	December 31, 2013		December 31, 2012
Commercial real estate loans by geographic location (County)	Amount	% of Commercial Real Estate Loans	Amount	% of Commercial Real Estate Loans
Stanislaus	$127,890	38.4%	$127,310	40.4%
San Joaquin	60,069	18.0%	61,007	19.3%
Tuolumne	22,823	6.9%	21,910	6.9%
Alameda	19,694	5.9%	14,054	4.4%
Fresno	15,084	4.5%	7,894	2.5%
Mono	11,531	3.5%	13,333	4.2%
Merced	9,636	2.9%	9,246	2.9%
San Bernardino	7,884	2.4%	0	0.0%
Madera	7,566	2.3%	7,623	2.4%
Marin	6,891	2.1%	4,830	1.5%
Contra Costa	5,542	1.7%	5,031	1.6%
Sacramento	4,498	1.4%	10,518	3.3%
Sonoma	4,403	1.3%	0	0.0%
Calaveras	4,014	1.2%	5,923	1.9%
Inyo	3,765	1.1%	4,222	1.3%
Solano	3,419	1.0%	3,500	1.1%
Santa Clara	3,174	1.0%	3,432	1.1%
Tulare	3,031	0.9%	3,125	1.0%
Los Angeles	14	0.0%	18	0.0%
Other	11,946	3.5%	13,099	4.2%
Total	$332,874	100.0%	$316,075	100.0%

Construction and land loans are classified as commercial real estate loans and increased $5.9 million in 2013 as compared to 2012, primarily due to elevated construction activity in non-owner occupied projects related to the government sector.  The table below shows an analysis of construction loans by type and location. Non-owner-occupied land loans of $11.2 million at December 31, 2013 included loans for lands specified for commercial development of $5.1 million and for residential development of $6.1 million, the majority of which are located in Stanislaus County.

Construction Loans Outstanding by Type and Geographic Location

(Dollars in Thousands)	December 31, 2013		December 31, 2012
Construction loans by type	Amount	% of Construction Loans	Amount	% of Construction Loans
Single family non-owner-occupied	$0	0.0%	$738	3.5%
Single family owner-occupied	456	1.7%	263	1.3%
Commercial non-owner-occupied	15,099	56.5%	2,114	10.1%
Commercial owner-occupied	0	0.0%	3,467	16.6%
Land non-owner-occupied	11,157	41.8%	14,269	68.5%
Total	$26,712	100.0%	$20,851	100.0%

Construction loans by geographic location (County)	Amount	% of Construction Loans	Amount	% of Construction Loans
San Bernardino	$7,884	29.5%	$0	0.0%
Stanislaus	7,675	28.7%	9,526	45.7%
Fresno	5,739	21.5%	0	0.0%
Mono	2,894	10.8%	3,141	15.1%
San Joaquin	962	3.6%	3,820	18.3%
Contra Costa	658	2.5%	663	3.2%
Madera	515	1.9%	476	2.3%
Inyo	355	1.3%	1,076	5.2%
Tuolumne	17	0.1%	20	0.1%
Merced	0	0.0%	1,788	8.6%
Calaveras	0	0.0%	263	1.2%
Other	13	0.1%	78	0.3%
Total	$26,712	100.0%	$20,851	100.0%

Loan Maturities

The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio, as of December 31, 2013. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The large majority of the variable rate loans are tied to independent indices (such as the Wall Street Journal prime rate or a Treasury Constant Maturity Rate). Substantially all loans with an original term of more than five years have provisions for the fixed rates to reset, or convert to a variable rate, after one, three or five years.

	Loan Maturities and Repricing Schedule At December 31, 2013

(Dollars in thousands)	Within One Year	After One But Within Five Years	After Five Years	Total

Commercial real estate	$73,748	$191,750	$67,376	$332,874
Commercial & Industrial	33,423	12,350	3,014	48,787
Consumer	357	477	49	883
Consumer Residential	6,221	10,368	9,034	25,623
Agriculture	9,548	1,085	639	11,272
Unearned income	(183)	(321)	(120)	(624)
Total loans, net of unearned income	$123,114	$215,709	$79,992	$418,815

Loans with variable (floating) interest rates	$108,911	$180,879	$34,729	$324,519
Loans with predetermined (fixed) interest rates	$14,203	$34,830	$45,263	$94,296

The majority of the properties taken as collateral are located in Northern California. We employ strict guidelines regarding the use of collateral located in less familiar market areas. The recent decline in Northern California real estate value is offset by the low loan-to-value ratios in our commercial real estate portfolio and high percentage of owner-occupied properties.

Nonperforming Assets

Financial institutions generally have a certain level of exposure to credit quality risk, and could potentially receive less than a full return of principal and interest if a debtor becomes unable or unwilling to repay. Since loans are the most significant assets of the Company and generate the largest portion of its revenues, the Company's management of credit quality risk is focused primarily on loan quality. Banks have generally suffered their most severe earnings declines as a result of customers' inability to generate sufficient cash flow to service their debts and/or downturns in national and regional economies which have brought about declines in overall property values. In addition, certain debt securities that the Company may purchase have the potential of declining in value if the obligor's financial capacity to repay deteriorates.

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

The Company had nonperforming loans of $2.34 million at December 31, 2013, as compared to $6.92 at December 31, 2012, $7.23 million at December 31, 2011, $11.48 million at December 31, 2010 and $14.42 million at December 31, 2009. The ratio of nonperforming loans over total loans was 0.56%, 1.77%, 1.83%, 2.84% and 3.39% at December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

In addition, the Company held three OREO properties with outstanding balances of approximately $916,000 as of December 31, 2013. The Company held one OREO property as of December 31, 2012, which consisted of residential land acquired through foreclosure that was written down to a zero balance because the public utilities have not been obtainable rendering these land lots unmarketable at this time. The Company still holds this property as of December 31, 2013. The Company held two properties with a market value of $0.2 million as of December 31, 2011 as compared to three OREO properties with a market value of $0.8 million as of December 31, 2010 and six properties with a market value of $2.1 million as of December 31, 2009.

Management believes that the reserve provided for nonperforming loans, together with the tangible collateral, were adequate as of December 31, 2013. See “Allowance for Loan Losses” below for further discussion. Except as disclosed above, as of December 31, 2013, management was not aware of any material credit problems of borrowers that would cause it to have serious doubts about the ability of a borrower to comply with the present loan payment terms. However, no assurance can be given that credit problems may exist that may not have been brought to the attention of management, or that credit problems may arise.

The following table provides information with respect to the components of our nonperforming assets as of the dates indicated. (The figures in the table are net of the portion guaranteed by the U.S. Government):

Nonperforming Assets

(Dollars in Thousands)	At December 31,
	2013	2012	2011	2010	2009
Nonaccrual loans(1)
Commercial real estate	$2,322	$5,891	$7,129	$11,253	$12,701
Commercial and industrial	18	21	104	222	488
Consumer	0	0	0	0	0
Consumer residential	0	1011	0	0	0
Agriculture	0	0	0	0	1,229
Total	$2,340	$6,923	$7,233	$11,475	$14,418

Loans 90 days or more past due and still accruing (as to principal or interest):
Commercial real estate	$0	$0	$0	$0	$0
Commercial and industrial	0	0	0	0	0
Consumer	0	0	0	0	0
Consumer residential	0	0	0	0	0
Agriculture	0	0	0	0	0
Total	0	0	0	0	0

Total nonperforming loans	2,340	6,923	7,233	11,475	14,418

Other real estate owned	916	0	244	778	2,150
Total nonperforming assets	$3,256	$6,923	$7,477	$12,253	$16,568

Accruing restructured loans (2)
Commercial real estate	$0	$0	$0	$0	$0
Commercial and industrial	0	0	0	0	0
Consumer	0	0	0	0	0
Consumer residential	0	0	0	0	0
Agriculture	0	0	0	0	0
Total	0	0	0	0	0

Total impaired loans	$2,340	$6,923	$7,233	$11,475	$14,418

Nonperforming loans as a percentage of total loans	0.56%	1.77%	1.83%	2.84%	3.39%
Nonperforming assets as a percentage of total loans and other real estate owned	0.77%	1.77%	1.89%	3.03%	3.88%
Allowance for loan losses as a percentage of nonperforming loans	327.37%	115.19%	119.03%	71.94%	48.69%

(1) During the fiscal year ended December 31, 2013 and 2012, no interest income related to these loans was included in net income while on nonaccrual status. Additional interest income of approximately $583,000 and $696,000 would have been recorded during the year ended December 31, 2013 and 2012, respectively, if these loans had been paid in accordance with their original terms.

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

The balance of our allowance for loan losses is Management's best estimate of the remaining losses inherent in the portfolio. The ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including the real estate market, changes in interest rate and economic and political environments.

Historically, over the past five years, due to the economic downturn’s effect on the financial stability of certain borrowers, we set aside more reserves for probable loan losses. However, in 2013, amid signs of credit quality improvement, the allowance for loan losses decreased by 4.0%, or $316,000, to $7.66 million at December 31, 2013 as compared with $7.98 million at December 31, 2012. Such allowances were $8.61 million, $8.25 million and $7.02 million at December 31, 2011, 2010 and 2009, respectively. In 2013, the allowance for loan losses as a percentage of total loans decreased corresponding to our improved credit quality and lower non-accrual loan totals, as reflected in the ratios of 1.83%, 2.04%, 2.17%, 2.04% and 1.65%, at the end of 2013, 2012, 2011, 2010 and 2009, respectively. Based on the current conditions of the loan portfolio, management believes that the $7.66 million allowance for loan losses at December 31, 2013 is adequate to absorb losses inherent in our loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

Diversification, low loan-to-values, strong credit quality and enhanced credit monitoring contribute to a reduction in the portfolio’s overall risk, and help to offset the economic risk. The impact of the stagnant economic environment will continue to be monitored, and adjustments to the provision for loan loss will be made accordingly. The weak business climate adversely impacted the financial conditions of some of our clients and resulted in net loan charge-offs of $616,000, $1,784,000, $1,146,000, $2,785,000, and $4,411,000 in 2013, 2012, 2011, 2010 and 2009, respectively.

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

Although management believes the allowance at December 31, 2013 was adequate to absorb losses from any known and inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect our service areas or other variables will not result in increased losses in the loan portfolio in the future.

As of December 31, 2013, our allowance for loan losses consisted of amounts allocated to three phases of our methodology for assessing loan loss allowances, as follows (see details of methodology for assessing allowance for loan losses in the section entitled “Critical Accounting Policies”):

	Years Ended December 31,
Phase of Methodology (Dollars in Thousands)	2013	2012	2011
Specific review of individual loans	$392	$549	$551
Review of pools of loans with similar characteristics	5,362	5,521	6,091
Judgmental estimate based on various subjective factors	1,905	1,905	1,967
	$7,659	$7,975	$8,609

The Components of the Allowance for Loan Losses

As stated previously in "Critical Accounting Policies," the overall allowance consists of a specific allowance for individually identified impaired loans, an allowance factor for categories of credits with similar characteristics and trends, and an allowance for changing environmental factors.

The first component, the specific allowance, results from the analysis of identified problem credits and the evaluation of sources of repayment including collateral, as applicable. Through Management's ongoing loan grading process, individual loans are identified that have conditions that indicate the borrower may be unable to pay all amounts due under the contractual terms. These loans are evaluated individually by Management and specified allowances for loan losses are established when the discounted cash flows of future payments or collateral value of collateral-dependent loans are lower than the recorded investment in the loan. Generally with problem credits that are collateral-dependent, we obtain appraisals of the collateral at least annually. We may obtain appraisals more frequently if we believe the collateral value is subject to market volatility, if a specific event has occurred to the collateral (e.g. tentative map has been filed), or if we believe foreclosure is imminent.  Impaired loan balances decreased from $6.9 million at December 31, 2012 to $2.3 million at December 31, 2013.  The specific allowance totaled $392,000 and $549,000 at December 31, 2013 and 2012, respectively, as we charge off substantially all of our estimated losses related to specifically identified impaired loans as the losses are identified.

The second component, the allowance factor, is an estimate of the probable inherent losses in each loan pool stratified by major categories or loans with similar characteristics in our loan portfolio. This analysis encompasses segmenting and reviewing historical losses, loan grades by pool and current general economic and business conditions. Confirmation of the quality of our grading process is obtained by independent reviews conducted by consultants specifically hired for this purpose and by various bank regulatory agencies. This analysis covers our entire loan portfolio but excludes any loans that were analyzed individually for specific allowances as discussed above. There are limitations to any credit risk grading process. The number of loans makes it impractical to review every loan every quarter. Therefore, it is possible that in the future some currently performing loans not recently graded will not be as strong as their last grading and an insufficient portion of the allowance will have been allocated to them. Grading and loan review often must be done without knowing whether all relevant facts are at hand. Troubled borrowers may deliberately or inadvertently omit important information from reports or conversations with lending officers regarding their financial condition and the diminished strength of repayment sources.

The total amount allocated for the second component is determined by applying loss estimation factors to outstanding loans. At December 31, 2013 and 2012, the allowance allocated by categories of credits totaled $5.4 million and $5.5 million, respectively. The increase mainly related to increased allowance factors for land loans related to the construction of residential subdivisions, commercial quick-qualifier loans and manufactured home loans, recognizing increased risk for these types of loans, as well as loan growth.

The third component of the allowance for loan losses is an economic and qualitative component that is intended to absorb losses caused by portfolio trends, concentration of credit, growth, and economic trends, as stated previously in "Critical Accounting Policies". At December 31, 2013 and 2012, the general valuation allowance, including the economic component, totaled $1.9 million and $1.9 million, respectively. Starting in late 2008, we witnessed financial difficulties experienced by borrowers in our market, where real estate sale prices have declined and holding periods have increased.  The U.S. economy is still experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system, dramatic declines in the housing prices, and an increasing unemployment rate.  There have been significant reductions in spending by consumers and businesses. In response to this, we have been proactive in evaluating reserve percentages for economic and other qualitative loss factors used to determine the adequacy of the allowance for loan losses. The increase to the third component of the allowance for loan losses reflected such evaluation.

The table below summarizes, for the periods indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for loan losses:

Allowance for Loan Losses

(in thousands)

	2013	2012	2011	2010	2009
Balances:
Average total loans outstanding during period	$396,953	$390,856	$394,130	$411,590	$426,748
Total loans outstanding at end of period	$419,438	$390,986	$396,202	$404,194	$425,627
Allowance for loan losses:
Balances at beginning of period	$7,975	$8,609	$8,255	$7,020	$5,569

Actual charge-offs:
Commercial real estate	436	1,663	1,108	2,696	3,524
Commercial and Industrial	0	0	44	52	871
Consumer	22	26	7	1	0
Consumer Residential	178	150	38	43	24
Agriculture	0	0	0	0	0
Total charge-offs	636	1,839	1,197	2,792	4,419

Recoveries on loans previously charged off:
Commercial real estate	8	35	30	0	0
Commercial and Industrial	0	1	14	2	0
Consumer	3	4	6	5	0
Consumer Residential	9	15	1	0	8
Agriculture	0	0	0	0	0
Total recoveries	20	55	51	7	8

Net loan charge-offs	616	1,784	1,146	2,785	4,411

Provision for loan losses	300	1,150	1,500	4,020	5,862

Balance at end of period	$7,659	$7,975	$8,609	$8,255	$7,020

Ratios:
Net loan charge-offs to average total loans	0.16%	0.46%	0.29%	0.68%	1.03%
Allowance for loan losses to total loans at end of period	1.83%	2.04%	2.17%	2.04%	1.65%
Net loan charge-offs to allowance for loan losses at end of period	8.04%	22.37%	13.31%	33.74%	62.83%
Net loan charge-offs to provision for loan losses	205.33%	155.13%	76.40%	69.28%	75.25%

The table below summarizes the allowance for loan loss balance by type of loan balance at the end of each period (See “Loan Portfolio” above for a description of each type of loan balance):

Allocation of the Allowance for Loan Losses

	Amount Outstanding as of December 31,
(Dollars in Thousands)	2013	2012	2011	2010	2009
Applicable to:
Commercial real estate	$6,248	$6,571	$6,969	$6,577	$5,845
Commercial and Industrial	663	474	606	686	649
Consumer	47	50	65	61	44
Consumer Residential	440	384	348	375	202
Agriculture	217	286	363	153	142
Unallocated	44	210	258	403	138
Total Allowance	$7,659	$7,975	$8,609	$8,255	$7,020

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

The balances of other earning assets as of December 31, 2013 and December 31, 2012 were as follows:

Dollars in Thousands	December 31, 2013	December 31, 2012

BOLI	$12,083	$11,680
LIHTCF	$515	$575
Federal Reserve Bank Stock	$758	$758
Federal Home Loan Bank Stock	$2,412	$2,372

Deposits and Other Sources of Funds

Deposits

Total deposits at December 31, 2013 and 2012 were $602.6 million and $587.0 million, respectively, representing an increase of $15.6 million or 2.7% in 2013. The average deposits for the year ended December 31, 2013 increased $45.0 million or 8.4% to $582.0 million compared to $537.0 million at December 31, 2012.

Deposits are the Company’s primary source of funds. Due to strategic emphasis by management, core deposits (based on definition provided by FDIC’s Uniform Bank Performance Report) increased by 2.9% in 2013 to $591.2 million at December 31, 2013. The percentage of core deposits to total deposits remained flat at 98.1% at December 31, 2013 as compared to 97.9% at December 31, 2012. The average rate paid on time deposits in denominations of $100,000 or more was 0.73% and 0.87% for the years ended December 31, 2013 and 2012, respectively. The composition and cost of the Company's deposit base are important components in analyzing the Company's net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein. See “Net Interest Income and Net Interest Margin” for further discussion.

The Company's liquidity is impacted by the volatility of deposits or other funding instruments or, in other words, by the propensity of that money to leave the institution for rate-related or other reasons. Deposits can be adversely affected if economic conditions in California and the Company's market area in particular, continue to weaken. Potentially, the most volatile deposits in a financial institution are jumbo certificates of deposit, meaning time deposits with balances that equal or exceed $100,000, as customers with balances of that magnitude are typically more rate-sensitive than customers with smaller balances

The following tables summarize the distribution of average daily deposits and the average daily rates paid for the periods indicated:

Distribution of Average Daily Deposits

	2013		2012		2011
	Average	Average	Average	Average	Average	Average
(Dollars in Thousands)	Balance	Rate	Balance	Rate	Balance	Rate

Demand	$169,229	0.00%	$133,674	0.00%	$101,599	0.00%
Money market	238,956	0.14%	249,652	0.21%	245,815	0.31%
NOW	83,268	0.10%	68,454	0.15%	66,157	0.20%
Savings	35,162	0.15%	26,238	0.22%	18,389	0.35%
Time certificates of deposit of $100,000 or more	35,873	0.73%	37,150	0.87%	35,172	1.01%
Other time deposits	19,499	0.48%	21,822	0.60%	28,755	0.90%
Total deposits	$581,987	0.14%	$536,990	0.21%	$495,887	0.32%

The scheduled maturities of our time deposits in denominations of $100,000 or greater at December 31, 2013 are, as follows:

Maturities of Time Deposits of $100,000 or More

(Dollars in Thousands)

Three months or less	$7,481
Over three months through six months	4,330
Over six months through twelve months	8,315
Over twelve months	13,891
Total	$34,017

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Five of our clients carry deposit balances of more than 1% of our total deposits, two of which had a deposit balance of more than 3% of total deposits at December 31, 2013.

The Company had $1.9 million and $2.0 million in brokered deposits as of December 31, 2013 and 2012, respectively. The only brokered deposits the Company holds are from CDARS and ICS, a certificate of deposit and money market account program, respectively, that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer.

FHLB Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. Our outstanding FHLB advances were fully paid off during 2012, leaving no outstanding balances as of December 31, 2012 and 2013.  See “Liquidity Management” below for the details on the FHLB borrowings program.

The following table is a summary of FHLB borrowings for fiscal years 2013 and 2012:

Dollars in Thousands	2013	2012
Balance at year-end	$0	$0
Average balance during the year	$0	$467
Maximum amount outstanding at any month-end	$0	$3,000
Average interest rate during the year	N/A	0.99%
Average interest rate at year-end	N/A	0.00%

Return on Equity and Assets

The following table sets forth certain information regarding our return on equity and assets for the periods indicated:

	Year Ended December 31,
	2013	2012
Return on average assets	0.90%	0.95%
Return on average common equity	9.07%	8.80%
Dividend payout ratio	0.00%	0.00%
Equity to assets ratio	9.72%	10.59%

Deferred Compensation Obligations

We maintain a nonqualified, unfunded deferred compensation plan for certain key management personnel.  Under this plan, participating employees may defer compensation, which will entitle them to receive certain payments upon retirement, death, or disability.  The plan provides for payments commencing upon retirement and reduced benefits upon early retirement, disability, or termination of employment. At December 31, 2013 and 2012, our aggregate payment obligations under this plan totaled $7.4 million and $7.4 million, respectively.

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of December 31, 2013, and 2012, we had commitments to extend credit of $52.6 million and $42.2 million, respectively.  Obligations under standby letters of credit were $0.3 million and $0.5 million at December 31, 2013 and 2012, respectively, and there were no obligations under commercial letters of credit for either period.

The effect on our revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used. For more information regarding our off balance sheet arrangements, see Note 15- Commitments and Other Contingencies- to our 2013 year-end consolidated financial statements located elsewhere in this report.

Contractual Obligations

The following chart summarizes certain contractual obligations of the Company as of December 31, 2013 (dollars in thousands):

Contractual Obligations	Less than 1 Year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations	$926	$1,397	$927	$1,331	$4,581
Supplemental retirement plans	60	146	286	1,529	2,021
Time deposit maturities	35,809	16,000	1,168	0	52,977

Total	$36,795	$17,543	$2,381	$2,860	$59,579

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

Since our deposit growth strategy emphasizes core deposit growth we have avoided relying on brokered deposits as a consistent source of funds. The only brokered deposit the Company holds are from CDARS and ICS, a certificate of deposit and money market program, respectively, that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer. The Company had $1.9 million and $2.0 million in brokered deposits as of December 31, 2013 and 2012, respectively.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio and stock issued by the FHLB. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. At December 31, 2012 and 2013, the Company had no FHLB advances outstanding and had sufficient collateral to borrow an additional $168.0 million and $163.4 million, respectively. In addition, the Company had lines of credit with its correspondent banks to purchase overnight federal funds totaling $25 million at December 31, 2013 and 2012. No advances were made on these lines of credit as of December 31, 2013 and December 31, 2012.

The Company’s liquidity depends primarily on dividends paid to it as sole shareholder of the Bank. The Bank’s ability to pay dividends to the Company will depend on whether the Bank will be in a position to pay dividends based on regulatory requirements and the performance of the Bank.

Maintenance of adequate liquidity requires that sufficient resources be available at all time to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, loans and securities available for sale. Our liquid assets at December 31, 2013 and 2012 totaled approximately $183.3 million and $200.1 million, respectively. Our liquidity level measured as the percentage of liquid assets to total assets was 27.3% and 30.3% at December 31, 2013, and 2012, respectively.

Capital Resources and Capital Adequacy Requirements

In the past two years, our primary source of capital has been internally generated operating income through retained earnings. At December 31, 2013, total shareholders’ equity decreased to $64.5 million, representing a decrease of $4.7 million from December 31, 2012. The decrease was due to the $6.75 million redemption of SBLF preferred stock as described below and a comprehensive loss of $4.0 million due to the adverse effect that rising treasury yields had on the unrealized market value adjustment of our available for sale investment portfolio. These decreases were offset by the increase in retained earnings of $5.8 million.

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

As of December 31, 2013, we had no material commitments for capital expenditures other than the shareholder dividend of $0.10 per share that was declared in December 2013 and paid in January 2014 totaling $793,000.

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

As of December 31, 2013, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to the Bank’s capital ratios as of the dates specified:

	Regulatory Well- Capitalized Standards	December 31, 2013	December 31, 2012
Total capital to risk-weighted assets	10.0%	14.6%	16.0%
Tier I capital to risk-weighted assets	6.0%	13.3%	14.8%
Tier I capital to average assets	5.0%	9.8%	10.3%

Market Risk

   Market risk is the risk of loss of future earnings, fair values, or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market risk sensitive instruments. Market risk is attributed to all market risk sensitive financial instruments, including securities, loans, deposits and borrowings, as well as the Company's role as a financial intermediary in customer-related transactions. The objective of market risk management is to avoid excessive exposure of the Company's earnings and equity to loss and to reduce the volatility inherent in certain financial instruments.

Interest Rate Management

 Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Company's market risk exposure is primarily that of interest rate risk, and it has established policies and procedures to monitor and limit earnings and balance sheet exposure to changes in interest rates. The Company does not engage in the trading of financial instruments, nor does the Company have exposure to currency exchange rates.

 The principal objective of interest rate risk management (often referred to as "asset/liability management") is to manage the financial components of the Company in a manner that will optimize the risk/reward equation for earnings and capital in relation to changing interest rates. The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent, and that the goal is to identify and manage the risks. Management uses two methodologies to manage interest rate risk: (i) a standard GAP analysis; and (ii) an interest rate shock simulation model.

  The planning of asset and liability maturities is an integral part of the management of an institution's net interest margin. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, the net interest margin may change over time. Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of loans or securities or in the form of delays in the adjustment of rates of interest applying to either earning assets with floating rates or to interest bearing liabilities. The Company has generally been able to control its exposure to changing interest rates by maintaining primarily floating interest rate loans and a majority of its time certificates with relatively short maturities.

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

        The Company uses modeling software for asset/liability management in order to simulate the effects of potential interest rate changes on the Company's net interest margin, and to calculate the estimated fair values of the Company's financial instruments under different interest rate scenarios. The program imports current balances, interest rates, maturity dates and repricing information for individual financial instruments, and incorporates assumptions on the characteristics of embedded options along with pricing and duration for new volumes to project the effects of a given interest rate change on the Company's interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Company's investment, loan, deposit and borrowed funds portfolios. These rate projections can be shocked (an immediate and parallel change in all base rates, up or down) and ramped (an incremental increase or decrease in rates over a specified time period), based on current trends and econometric models or stable economic conditions (unchanged from current actual levels).

        The Company applies a market value ("MV") methodology to gauge its interest rate risk exposure as derived from its simulation model. Generally, MV is the discounted present value of the difference between incoming cash flows on interest-earning assets and other investments and outgoing cash flows on interest-bearing liabilities and other liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the MV which would result from a theoretical 200 basis point (1 basis point equals 0.01%) change in market interest rates. Both a 200 basis point increase and a 200 basis point decrease in market rates are considered for the purpose of the table below. Additionally, management evaluates shocked and ramped scenarios for interest rate changes up to 400 basis points.

        At December 31, 2013, it was estimated that the Company's MV would decrease 19.01% in the event of an immediate 200 basis point increase in market interest rates. The Company's MV at the same date would decrease 2.79% in the event of an immediate 200 basis point decrease in applicable interest rates.

        Presented below, as of December 31, 2013 and 2012, is an analysis of the Company's interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of applicable interest rates:

	December 31, 2013				December 31, 2012

(Dollars in Thousands)			Market Value as a % of Present Value of Assets				Market Value as a % of Present Value of Assets

	$ Change in Market Value	% Change in Market Value	MV Ratio	Change (bp)	$ Change in Market Value	% Change in Market Value	MV Ratio	Change (bp)
Shock Scenario
+200 bp	$(6,282)	(6.77)%	13.13%	(36)	$(13,843)	(19.01)%	9.18%	(159)
+100 bp	$(1,854)	(2.00)%	13.51%	2	$(7,963)	(10.93)%	9.86%	(91)
0 bp	$0	0.00%	13.49%	0	$0	0.00%	10.77%	0
-100 bp	$4,064	4.38%	13.83%	34	$6,845	9.40%	11.51%	74
-200 bp	$3,529	3.81%	13.66%	17	$(2,034)	(2.79)%	10.28%	(49)

Management believes that the MV methodology overcomes three shortcomings of the typical maturity gap methodology. First, it does not use arbitrary repricing intervals and accounts for all expected future cash flows. Second, because the MV method projects cash flows of each financial instrument under different interest rate environments, it can incorporate the effect of embedded options on an institution's interest rate risk exposure. Third, it allows interest rates on different instruments to change by varying amounts in response to a change in market interest rates, resulting in more accurate estimates of cash flows.

        However, as with any method of gauging interest rate risk, there are certain shortcomings inherent to the MV methodology. The model assumes interest rate changes are instantaneous parallel shifts in the yield curve. In reality, rate changes are rarely instantaneous. The use of the simplifying assumption that short-term and long-term rates change by the same degree may also misstate historic rate patterns, which rarely show parallel yield curve shifts. Further, the model assumes that certain assets and liabilities of similar maturity or period to repricing will react in the same way to changes in rates. In reality, certain types of financial instruments may react in advance of changes in market rates, while the reaction of other types of financial instruments may lag behind the change in general market rates. When interest rates change, actual loan prepayments and actual early withdrawals from certificates may deviate significantly from the assumptions used in the model. Finally, this methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan clients' ability to service their debt. All of these factors are considered in monitoring the Company's exposure to interest rate risk.

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

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the Independent Auditors’ Report appear on pages F-1 through F-44 of this Report and are incorporated into this Item 8 by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act of 1934 (the “Act”)) as of December 31, 2013. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our Management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Management's Annual Report on Internal Control over Financial Reporting

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2014 Annual Meeting of Shareholders.   The Company and the Company have adopted a Code of Ethics that applies to all staff including the Chief Executive Officer, and the Chief Financial Officer. A copy of the Code of Ethics will be provided to any person, without charge, upon written request to Corporate Secretary, Oak Valley Bancorp, 125 North Third Avenue, Oakdale, CA 95361.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 4 and 5 were required for those persons, the Company believes that for the 2013 fiscal year the officers and directors of the Company complied with all applicable filing requirements, except for the late filings for the directors in the table below:

Name	Form	Transaction Type	Transaction Date	# of Shares
Danny Titus	4	Gift to Grandson	10/3/2013	(1,250)
Thomas Haidlen	4	Purchase through automatic reinvestment of cash dividend	9/12/2008	223
Thomas Haidlen	4	Purchase through automatic reinvestment of cash dividend	12/3/2008	149
Thomas Haidlen	4	Purchase through automatic reinvestment of cash dividend	3/3/2009	188
Thomas Haidlen	4	Dispositon due to title transfer (1)	12/21/2012	(2,266)
Thomas Haidlen	4	Dispositon due to title transfer (1)	5/13/2013	(7,932)
Ronald Martin	4	401k Distribution	6/13/2013	43,647
Danny Titus	3/A	Restate shares owned in Table I	8/7/2008	227,651
Michael Jones	3/A	Restate Outstanding Stock Options in Table II	8/8/2008	4,500

(1) Title transfer to remove Mr. Haidlen as Custodian for shares held in his daughter's name

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2014 Annual Meeting of Shareholders.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2014 Annual Meeting of Shareholders.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2014 Annual Meeting of Shareholders.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2014 Annual Meeting of Shareholders.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of this Report:

(a)(1) Financial Statements

        The Financial Statements of the Company and the Report of Independent Registered Public Accounting Firm are set forth on pages F-1 through F-44.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Oakdale, California on March 26, 2014.

OAK VALLEY BANCORP a California corporation

By:	/s/ CHRISTOPHER M. COURTNEY
Christopher M. Courtney, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned officers and directors of the registrant hereby constitutes and appoints Christopher M. Courtney and Richard A. McCarty, and each of them, as lawful attorney-in-fact and agent for each of the undersigned (with full power of substitution and resubstitution, for and in the name, place and stead of each of the undersigned officers and directors), to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, any and all amendments, supplements and exhibits to this report and any and all other documents in connection therewith, hereby granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in order to effectuate the same as fully and to all intents and purposes as each of the undersigned might or could do if personally present, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or any of their substitutes, may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ DONALD L. BARTON	Director	March 26, 2014
Donald Barton

/s/ CHRISTOPHER M. COURTNEY	Director	March 26, 2014
Christopher M. Courtney

/s/ JAMES L. GILBERT	Director	March 26, 2014
James L. Gilbert

/s/ THOMAS A. HAIDLEN	Director	March 26, 2014
Thomas A. Haidlen

/s/ MICHAEL Q. JONES	Director	March 26, 2014
Michael Q. Jones

/s/ DANIEL J. LEONARD	Director	March 26, 2014
Daniel J. Leonard

/s/ RONALD C. MARTIN	Director	March 26, 2014
Ronald C. Martin

/s/ JANET S. PELTON	Director	March 26, 2014
Janet S. Pelton

/s/ ROGER M. SCHRIMP	Director	March 26, 2014
Roger M. Schrimp

/s/ DANNY L. TITUS	Director	March 26, 2014
Danny L. Titus

/s/ TERRANCE P. WITHROW	Director	March 26, 2014
Terrance P. Withrow

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

As of December 31, 2013, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and guidance issued by the Securities and Exchange Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2013, based on those criteria.

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

/s/ CHRISTOPHER M. COURTNEY	/s/ RICHARD A. MCCARTY
Christopher M. Courtney, President and Chief Executive Officer	Richard A. McCarty, Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Oak Valley Bancorp

We have audited the accompanying consolidated balance sheets of Oak Valley Bancorp and subsidiary (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years ended December 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oak Valley Bancorp and subsidiary as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years ended December 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Stockton, California

March 27, 2014

OAK VALLEY BANCORP

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2013	2012

Cash and due from banks	$100,095,560	$130,799,998
Federal funds sold	5,095,000	10,535,000
Cash and cash equivalents	105,190,560	141,334,998

Securities available for sale	117,745,653	103,865,881
Loans, net of allowance for loan loss of $7,659,158 and $7,974,975 at December 31, 2013 and 2012, respectively	411,155,607	382,411,361
Bank premises and equipment, net	13,684,161	13,182,451
Other real estate owned	916,205	0
Interest receivable and other assets	23,160,356	19,786,065

	$671,852,542	$660,580,756

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$602,633,432	$586,992,650
Federal Home Loan Bank advances	0	0
Interest payable and other liabilities	4,702,181	3,619,382
Total liabilities	607,335,613	590,612,032

Commitments and contingencies (Note 15)

Shareholders’ equity
Series B Preferred stock, no par value; $1,000 per share liquidation preference, 10,000,000 shares authorized, 6,750 shares issued and outstanding at December 31, 2012	0	6,750,000
Common stock, no par value; 50,000,000 shares authorized, 7,929,730 and 7,907,780 shares issued and outstanding at December 31, 2013 and 2012, respectively	23,758,210	23,673,210
Additional paid-in capital	2,537,208	2,341,814
Retained earnings	38,984,458	33,958,737
Accumulated other comprehensive (loss) income, net of tax	(762,947)	3,244,963

Total shareholders’ equity	64,516,929	69,968,724

	$671,852,542	$660,580,756

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF INCOME

	YEAR ENDED DECEMBER 31,
	2013	2012
INTEREST INCOME
Interest and fees on loans	$21,406,009	$22,449,274
Interest on securities available for sale	3,462,052	3,368,924
Interest on federal funds sold	25,101	28,565
Interest on deposits with banks	210,792	135,260
Total interest income	25,103,954	25,982,023

INTEREST EXPENSE
Deposits	827,747	1,132,513
FHLB advances	1	4,707
Total interest expense	827,748	1,137,220

Net interest income	24,276,206	24,844,803
PROVISION FOR LOAN LOSSES	300,000	1,150,000

Net interest income after provision for loan losses	23,976,206	23,694,803

OTHER INCOME
Service charges on deposits	1,236,864	1,173,088
Earnings on cash surrender value of life insurance	403,812	423,757
Mortgage commissions	228,850	239,538
Gains on called securities	60,356	91,700
Other	1,350,257	1,220,594
Total non-interest income	3,280,139	3,148,677

OTHER EXPENSES
Salaries and employee benefits	9,977,871	10,008,829
Occupancy expenses	2,923,364	2,947,769
Data processing fees	1,307,220	1,128,377
Regulatory assessments (FDIC & DBO)	480,000	461,000
Other operating expenses	3,971,249	3,702,494
Total non-interest expense	18,659,704	18,248,469

Net income before provision for income taxes	8,596,641	8,595,011

PROVISION FOR INCOME TAXES	2,710,447	2,814,156
NET INCOME	$5,886,194	$5,780,855

Preferred stock dividends	67,500	451,875

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$5,818,694	$5,328,980

NET INCOME PER COMMON SHARE	$0.75	$0.69

NET INCOME PER DILUTED COMMON SHARE	$0.74	$0.69

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEAR ENDED DECEMBER 31,
	2013	2012

Net income	$5,886,194	$5,780,855
Available for sale securities:
Unrealized holding (losses) gains on securities arising during the current period, net of tax effect of ($2,777,636) and $425,710 for the years ended December 31, 2013 and 2012, respectively	(3,972,390)	608,822
Reclassification adjustment due to net gains realized on calls of securities, net of tax effect of ($24,836) and ($37,735) for the years ended December 31, 2013 and 2012, respectively	(35,520)	(53,965)
Other comprehensive (loss) gain	(4,007,910)	554,857
Comprehensive income	$1,878,284	$6,335,712

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	YEARS ENDED DECEMBER 31, 2012 AND 2013
							Accumulated
					Additional		Other	Total
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2012	7,718,469	$23,453,443	13,500	$13,500,000	$2,128,700	$28,629,757	$2,690,106	$70,402,006
Stock options exercised	54,436	219,767						219,767
Tax benefit on stock options exercised					37,218			37,218
Restricted stock issued	134,875
Repurchase of Series B preferred stock			(6,750)	$(6,750,000)				(6,750,000)
Preferred stock dividend payments						(451,875)		(451,875)
Stock based compensation					175,896			175,896
Other comprehensive income							554,857	554,857
Net income						5,780,855		5,780,855
Balances, December 31, 2012	7,907,780	$23,673,210	6,750	$6,750,000	$2,341,814	$33,958,737	$3,244,963	$69,968,724

Stock options exercised	11,250	85,000						85,000
Restricted stock issued	15,000
Restricted stock cancelled	(4,300)
Repurchase of Series B preferred stock			(6,750)	$(6,750,000)				(6,750,000)
Preferred stock dividend payments						(67,500)		(67,500)
Common stock dividend declared						(792,973)		(792,973)
Stock based compensation					195,394			195,394
Other comprehensive loss							(4,007,910)	(4,007,910)
Net income						5,886,194		5,886,194
Balances, December 31, 2013	7,929,730	$23,758,210	0	$0	$2,537,208	$38,984,458	$(762,947)	$64,516,929

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,886,194	$5,780,855
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for loan losses	300,000	1,150,000
Increase (decrease) in deferred fees/costs, net	23,819	(34,582)
Depreciation	1,159,691	1,138,185
Amortization of investment securities, net	237,273	241,862
Stock based compensation	195,394	175,896
Excess tax benefits from stock-based payment arrangements	0	(37,218)
Loss (gain) on sale of premises and equipment	31,650	(22,498)
Gain on sale of OREO properties	(16,629)	(3,548)
Gain on called available for sale securities	(60,356)	(91,700)
Earnings on cash surrender value of life insurance	(403,812)	(423,757)
Decrease (increase) in deferred tax asset	207,098	(100,825)
Increase in interest payable and other liabilities	289,826	1,053,733
(Increase) decrease in interest receivable	(356,610)	48,983
Decrease in other assets	22,005	165,015
Net cash from operating activities	7,515,543	9,040,401

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(36,081,746)	(43,742,857)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	15,214,675	30,364,505
Net (increase) decrease in loans	(32,199,695)	3,431,297
Purchase of FRB Stock	0	(1,450)
Redemption of FRB Stock	0	405,000
Purchase of FHLB Stock	(40,500)	0
Redemption of FHLB stock	0	460,500
Proceeds from sale of OREO	982,054	247,923
Proceeds from sales of premises and equipment	5,625	22,498
Net purchases of premises and equipment	(448,676)	(821,351)
Net cash used in investing activities	(52,568,263)	(9,633,935)

CASH FLOWS FROM FINANCING ACTIVITIES:
FHLB payments	0	(3,000,000)
Preferred stock dividend payment	(67,500)	(451,875)
Repurchase of Series B preferred stock	(6,750,000)	(6,750,000)
Net increase in demand deposits and savings accounts	21,029,227	52,690,752
Net decrease in time deposits	(5,388,445)	(1,902,105)
Excess tax benefits from stock-based payment arrangements	0	37,218
Proceeds from sale of common stock and exercise of stock options	85,000	219,767
Net cash from financing activities	8,908,282	40,843,757

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(36,144,438)	40,250,223

CASH AND CASH EQUIVALENTS, beginning of period	141,334,998	101,084,775

CASH AND CASH EQUIVALENTS, end of period	$105,190,560	$141,334,998

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$835,472	$1,198,534
Income taxes	$2,345,000	$1,745,000

NON-CASH INVESTING ACTIVITIES:
Real estate acquired through foreclosure	$1,881,630	$0
Corporate headquarter premises acquired through foreclosure	$1,250,000	$0
Common stock dividend declared	$792,973	$0
Change in unrealized (loss)/gain on available-for-sale securities	$(6,810,382)	$942,832

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the Company’s consolidated financial statements include the allowance for loan losses, accounting for income taxes, other-than-temporary impairment of investment securities, the fair value of stock options, the fair value measurements, deferred compensation plans, and the determination, recognition and measurement of impaired loans. Actual results could differ from these estimates.

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

Investments with fair values that are less than amortized cost are considered impaired. Impairment may result from either a decline in the financial condition of the issuing entity or, in the case of fixed interest rate investments, from rising interest rates. At each consolidated financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other than temporary. This assessment includes a determination of whether the Company intends to sell the security, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other than temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, the amount of impairment is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is calculated as the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of the future expected cash flows is deemed to be due to factors that are not credit related and is recognized in other comprehensive income. If the Company sold an impaired security, both the credit loss component and amount due to other factors would be recognized through earnings as described above.

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

The Company considers a loan to be a troubled debt restructure (“TDR”) when the Company has granted a concession and the borrower is experiencing financial difficulty. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy. A TDR loan is kept on non-accrual status until the borrower has paid for six consecutive months with no payment defaults, at which time the TDR is placed back on accrual status. If a TDR loan is impaired, a specific valuation allowance is allocated, if necessary, so that the TDR loan is reported net, at the present value of estimated future cash flows using the TDR loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

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

The Company files income tax returns in the U.S. federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2009.

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

Advertising costs — The Company expenses marketing costs as they are incurred. Advertising expense was $198,000 and $166,000 for the years ended December 31, 2013 and 2012, respectively.

Comprehensive income — Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes items previously recorded directly to equity, such as unrealized gains and losses on securities available for sale. Comprehensive income is presented in the statements of comprehensive income and as a component of shareholders’ equity. For the years ended December 31, 2013 and 2012, $36,000 and $54,000 net of tax, respectively, was reclassified from comprehensive income into net income related to gains on called available for sale securities.

Investment in limited partnership —  During 2007 the Company acquired limited interests in a private limited partnership that acquires affordable housing properties in California that generate Low Income Housing Tax Credits under Section 42 of the Internal Revenue Code of 1986, as amended.  The Company’s limited partnership investment is accounted for under the equity method.  The Company’s noninterest expense associated with the utilization of these tax credits for the year ended December 31, 2013 and 2012 was $60,000 and $64,000, respectively.  The limited partnership investment is expected to generate a total tax benefit of approximately $1.16 million over the life of the investment for the combination of the tax credits and deductions on noninterest expense.  The tax credits expire between 2014 and 2022.  In 2012, a tax benefit of $90,000 was utilized for income tax purposes and an estimated amount of $89,000 will be utilized in 2013.  The recorded investment in limited partnerships totaled $515,000 and $575,000 at December 31, 2013 and 2012, respectively, and is reflected as a component of interest receivable and other assets on the consolidated balance sheets.

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

The fair value of each option grant is estimated as of the grant date using a binomial option-pricing model for all grants. Expected volatility is based on the historical volatility of the price of the Company’s stock. The Company uses historical data to estimate option exercise and stock option forfeiture rates within the valuation model. The expected term of options granted for the binomial model is derived from applying a historical suboptimal exercise factor to the contractual term of the grant. For binomial pricing, the risk-free rate for periods is equal to the U.S. Treasury yield at the time of grant and commensurate with the contractual term of the grant. There were no stock options granted in 2013 or 2012.

The fair value of restricted stock awards is based on the price of the Company’s stock at the date of grant. There were 15,000 and 139,375 shares of restricted stock granted during 2013 and 2012, respectively. Stock based compensation recorded during the years ended December 31, 2013 and 2012 totaled approximately $195,000 and $176,000, respectively.

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of December 31, 2013 and 2012. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

The Company has established and documented a process for determining fair value. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when developing fair value measurements. Whenever there is no readily available market data, Management uses its best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of Management's judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these financial consolidated statements.

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

In February 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The Update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: 1) The amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and 2) Any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and are applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the Update’s scope that exist at the beginning of an entity’s fiscal year of adoption. The adoption of ASU No. 2013-04 is not expected to have a material impact on the Company's consolidated financial statements

In July 2013, the FASB issued ASU No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU No. 2013-10 permits the use of the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge account purposes. The amendment is effective prospectively for qualifying new or redesiginated hedging relationships entered into on or after July 17, 2013. The adoption of ASU No. 2013-10 is not expected to have a material impact on the Company's consolidated financial statements

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. No new recurring disclosures are required. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2013 and are to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of ASU No. 2013-11 is not expected to have a material impact on the Company's consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014 – 01, Investments – Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects. This Update provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. The adoption of ASU No. 2014-01 is not expected to have a material impact on the Company's consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014 – 04, Receivables – Troubled Debt Restructurings by Creditors. This ASU provides clarification that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 2 — CASH AND DUE FROM BANKS

Cash and due from banks includes balances with the Federal Reserve Bank and other correspondent banks. The Company is required to maintain specified reserves by the Federal Reserve Bank. The average reserve requirements are based on a percentage of the Company’s deposit liabilities. In addition, the Federal Reserve Bank requires the Company to maintain a certain minimum balance at all times. As of December 31, 2013 the Company had a balance of $56,235,000 which is more than adequate to satisfy the reserve requirement.

NOTE 3 – PREFERRED STOCK REPURCHASE AND WARRANT REDEMPTION

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

In May 2012, the Company repurchased from the U.S. Treasury 6,750 shares of Series B Preferred Stock for aggregate consideration of $6.75 million. In March 2013, the Company repurchased the remaining 6,750 shares of Series B Preferred Stock for aggregate consideration of $6.75 million plus $67,500 for accrued dividends. As of September 30, 2013, there are no outstanding shares of Series B Preferred Stock.

NOTE 4 — SECURITIES

The amortized cost and estimated fair values of debt securities as of December 31, 2013, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value

Available-for-sale securities:
U.S. agencies	$52,539,479	1,844,104	$(1,267,890)	$53,115,693
Collateralized mortgage obligations	9,580,443	247,763	(46,717)	9,781,489
Municipalities	42,303,684	953,039	(2,987,755)	40,268,968
SBA Pools	1,087,995	-	(7,480)	1,080,515
Corporate debt	4,697,220	127,558	-	4,824,778
Asset Backed Securities	5,857,500	27,678	(28,757)	5,856,421
Mutual Fund	2,975,285	-	(157,496)	2,817,789
	$119,041,606	$3,200,142	$(4,496,095)	$117,745,653

The following tables detail the gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2013.

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$21,700,343	$(1,011,733)	$1,739,994	$(256,157)	$23,440,337	$(1,267,890)
Collateralized mortgage obligations	1,641,929	(46,717)	—	—	1,641,929	(46,717)
Municipalities	25,501,929	(2,761,277)	2,879,010	(226,478)	28,380,939	(2,987,755)
SBA Pools	829,375	(5,726)	246,390	(1,754)	1,075,765	(7,480)
Corporate debt	—	—	—	—	—	—
Asset Backed Securities	3,893,801	(28,757)	—	—	3,893,801	(28,757)
Mutual Fund	2,817,790	(157,496)	—	—	2,817,790	(157,496)
Total temporarily impaired securities	$56,385,167	$(4,011,706)	$4,865,394	$(484,389)	$61,250,561	$(4,496,095)

At December, 2013, there was one U.S. agency, five municipalities, two asset backed securities, and one SBA pool that comprised the total securities in an unrealized loss position for greater than 12 months and 13 agencies, 31 municipalities, one collateralized mortgage obligation, one mutual fund and one SBA pool that make up the total securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and volatility of the security’s fair value. Based on this evaluation, management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes and the Bank does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities at December 31, 2013, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$14,888,838	$13,882,215
Due after one year through five years	23,260,844	24,334,745
Due after five years through ten years	41,060,606	39,467,640
Due after ten years	39,831,318	40,061,053
	$119,041,606	$117,745,653

The amortized cost and estimated fair values of debt securities as of December 31, 2012, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. agencies	$52,607,537	$2,949,355	$(39,833)	$55,517,059
Collateralized mortgage obligations	11,698,399	905,985	-	12,604,384
Municipalities	25,323,157	1,727,206	(58,075)	26,992,288
SBA Pools	1,178,242	86	(20)	1,178,308
Corporate debt	4,669,390	37,048	(836)	4,705,602
Mutual Fund	2,874,727	-	(6,487)	2,868,240
	$98,351,452	$5,619,680	$(105,251)	$103,865,881

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

Gross realized gains on called available-for-sale securities during 2013 and 2012 totaled $60,000 and $92,000, respectively. There were no losses on called available-for-sale securities realized during 2013 and 2012. There were no sales of available-for-sale securities during 2013 and 2012.

Securities carried at $72,371,000 and $56,484,000 at December 31, 2013 and 2012, respectively, were pledged to secure deposits of public funds.

NOTE 5 — LOANS

The Company’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of December 31, 2013, approximately 79% of the Company’s loans are commercial real estate loans which includes construction loans. Approximately 12% of the Company’s loans are for general commercial uses including professional, retail, and small business. Additionally, 6% of the Company’s loans are for residential real estate and other consumer loans. The remaining 3% are agriculture loans.

Loan totals were as follows:

	YEAR ENDED DECEMBER 31,
	2013	2012
Commercial real estate:
Commercial real estate- construction	$15,555,298	$6,581,854
Commercial real estate- mortgages	285,839,700	278,766,279
Land	11,157,027	14,269,477
Farmland	20,321,572	16,456,921
Commercial and industrial	48,786,586	36,528,505
Consumer	882,667	1,095,801
Consumer residential	25,623,482	25,659,090
Agriculture	11,272,103	11,628,260
Total loans	419,438,435	390,986,187

Less:
Deferred loan fees and costs, net	(623,670)	(599,851)
Allowance for loan losses	(7,659,158)	(7,974,975)
Net loans	$411,155,607	$382,411,361

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2013, approximately 34.7% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

Year-end non-accrual loans, segregated by class of loans, were as follows:

	YEAR ENDED DECEMBER 31,
	2013	2012
Commercial real estate:
Commercial real estate- construction	$0	$126,427
Commercial real estate- mortgages	1,046,483	3,345,098
Land	1,182,904	2,419,223
Farmland	92,354	0
Commercial and industrial	17,839	21,311
Consumer	0	0
Consumer residential	0	1,010,998
Agriculture	0	0
Total non-accrual loans	$2,339,580	$6,923,057

Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income of approximately $583,000 in 2013 and $696,000 in 2012.

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of December 31, 2013:

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$15,555,298	$15,555,298	$0
Commercial R.E. - mortgages	1,347,779	0	1,046,483	2,394,262	283,445,438	285,839,700	0
Land	0	2,651,530	658,232	3,309,762	7,847,265	11,157,027	0
Farmland	0	0	92,354	92,354	20,229,218	20,321,572	0
Commercial and industrial	0	1,406,859	0	1,406,859	47,379,727	48,786,586	0
Consumer	0	0	0	0	882,667	882,667	0
Consumer residential	0	0	0	0	25,623,482	25,623,482	0
Agriculture	0	0	0	0	11,272,103	11,272,103	0
Total	$1,347,779	$4,058,389	$1,797,069	$7,203,237	$412,235,198	$419,438,435	$0

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of December 31, 2012:

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$126,427	$126,427	$6,455,427	$6,581,854	$0
Commercial R.E. - mortgages	55,089	623,118	2,386,688	3,064,895	275,701,384	278,766,279	0
Land	0	54,427	2,364,797	2,419,224	11,850,253	14,269,477	0
Farmland	0	0	0	0	16,456,921	16,456,921	0
Commercial and industrial	16,138	0	0	16,138	36,512,367	36,528,505	0
Consumer	0	0	0	0	1,095,801	1,095,801	0
Consumer residential	0	0	1,010,998	1,010,998	24,648,092	25,659,090	0
Agriculture	0	0	0	0	11,628,260	11,628,260	0
Total	$71,227	$677,545	$5,888,910	$6,637,682	$384,348,505	$390,986,187	$0

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

Impaired loans by class as of December 31, 2013 and 2012 are set forth in the following tables. No interest income was recognized on impaired loans subsequent to their classification as impaired during 2013 and 2012.

December 31, 2013	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$51,452
Commercial R.E. - mortgages	3,049,170	1,046,483	0	1,046,483	0	1,979,847
Land	1,319,519	0	1,182,904	1,182,904	392,432	1,635,686
Farmland	95,286	92,354	0	92,354	0	61,530
Commercial and Industrial	27,240	17,839	0	17,839	0	19,744
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	354,124
Agriculture	0	0	0	0	0	0
Total	$4,491,215	$1,156,676	$1,182,904	$2,339,580	$392,432	$4,102,383

December 31, 2012	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
Commercial real estate:
Commercial R.E. - construction	$193,027	$0	$126,427	$126,427	$2,872	$222,757
Commercial R.E. - mortgages	5,728,716	1,875,320	1,469,777	3,345,097	136,015	3,093,523
Land	6,866,869	663,232	1,755,991	2,419,223	409,656	2,833,250
Farmland	0	0	0	0	0	0
Commercial and Industrial	27,812	21,311	0	21,311	0	52,822
Consumer	0	0	0	0	0	0
Consumer residential	1,034,884	1,010,999	0	1,010,999	0	534,578
Agriculture	0	0	0	0	0	0
Total	$13,851,308	$3,570,862	$3,352,195	$6,923,057	$548,543	$6,736,930

Troubled Debt Restructurings – In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

At December 31, 2013, there were 3 loans and leases that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $1,201,000. At December 31, 2012, there were 6 loans and leases that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $2,567,000. The decrease of three TDR loans during 2013 is due in part to a foreclosure on a loan totaling $54,000 that was subsequently sold. At December 31, 2012 there were unfunded commitments of $1,697,000, respectively, on one loan classified as a troubled debt restructure because of an agreement with a borrower to continue advancing funds and covering overhead costs on a residential development project. This loan and one other loan made to the same borrower totaling $1,303,000 were paid off during the second quarter of 2013. There were no unfunded commitments on TDR loans at December 31, 2013. We have allocated $392,000 and $413,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of December 31, 2013 and 2012, respectively.

During the year ended December 31, 2013 and 2012, the terms of two loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date; or a temporary payment modification in which the payment amount allocated towards principal was reduced. In some cases, a permanent reduction of the accrued interest on the loan was conceded.

The following table presents loans by class modified as troubled debt restructurings that occurred during the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013			2012
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial real estate:
Commercial R.E. - construction	0	$0	$0	0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	1	541,594	541,594	1	58,261	58,261
Farmland	0	0	0	0	0	0
Commercial and Industrial	1	27,240	27,240	1	23,111	23,111
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Total	2	$568,834	$568,834	2	$81,372	$81,372

The troubled debt restructurings during the years ended December 31, 2013 and 2012 did not increase the allowance for loan losses as a result of the loan modification and there were no charge offs as a result of the loan modifications.

There were no loans modified as troubled debt restructurings during the years ended December 31, 2013 and 2012 that had payment defaults during each respective year.

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

7 Doubtful Loan - An extension of credit classified “doubtful” has all the weaknesses inherent in one classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high but because of certain important and reasonably specific pending factors that may work to the advantage of and strengthen the credit, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors may include a proposed merger or acquisition, liquidation proceedings, capital injection, perfecting liens on additional collateral or refinancing plans. The entire loan need not be classified doubtful when collection of a specific portion appears highly probable. An example of proper use of the doubtful category is the case of a company being liquidated, with the trustee-in-bankruptcy indicating a minimum disbursement of 40 percent and a maximum of 65 percent to unsecured creditors, including the Company. In this situation, estimates are based on liquidation value appraisals with actual values yet to be realized. By definition, the only portion of the credit that is doubtful is the 25 percent difference between 40 and 65 percent. A proper classification of such a credit would show 40 percent substandard, 25 percent doubtful, and 35 percent loss. A credit classified as doubtful should be resolved within a “reasonable’ period of time. Reasonable is generally defined as the period between examinations. In other words, a credit classified doubtful at an examination should be cleared up before the next exam. However, there may be situations that warrant continuation of the doubtful classification a while longer.

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

The following table presents weighted average risk grades of our loan portfolio.

	December 31, 2013	December 31, 2012

	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.84	3.23
Commercial real estate - mortgages	3.14	3.22
Land	4.50	4.56
Farmland	3.04	3.04
Commercial and Industrial	3.13	3.09
Consumer	2.31	2.55
Consumer residential	3.05	3.17
Agriculture	3.27	3.50
Total gross loans	3.20	3.25

The following table presents risk grade totals by class of loans as of December 31, 2013 and 2012. Risk grades 1 through 4 have been aggregated in the “Pass” line.

Dollars in thousands	Commercial R.E. Construction	Commercial R.E. Mortgages	Land	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

December 31, 2013
Pass	$15,555,298	$278,532,924	$7,322,593	$20,229,218	$46,712,369	$866,490	$25,200,497	$11,272,103	$405,691,492
Special mention	-	3,757,796	-	-	252,706	-	-	-	4,010,502
Substandard	-	3,548,980	3,834,434	92,354	1,821,511	16,177	422,985	-	9,736,441
Doubtful	-	-	-	-	-	-	-	-	-
Total loans	$15,555,298	$285,839,700	$11,157,027	$20,321,572	$48,786,586	$882,667	$25,623,482	$11,272,103	$419,438,435

December 31, 2012
Pass	$6,455,427	$263,567,665	$8,974,864	$16,456,921	$35,435,491	$1,079,583	$24,257,465	$10,291,678	$366,519,094
Special mention	-	7,832,840	-	-	280,631	-	-	1,336,582	9,450,053
Substandard	126,427	7,365,774	5,294,613	-	812,383	16,218	1,401,625	-	15,017,040
Doubtful	-	-	-	-	-	-	-	-	-
Total loans	$6,581,854	$278,766,279	$14,269,477	$16,456,921	$36,528,505	$1,095,801	$25,659,090	$11,628,260	$390,986,187

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

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2013 and 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses

For the Year Ended December 31, 2013 and 2012

Year Ended December 31, 2013	Commercial Real Estate	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Unallocated	Total
Beginning balance	$6,571,290	$473,727	$50,062	$383,653	$285,734	$210,509	$7,974,975
Charge-offs	(436,036)	0	(21,685)	(178,090)	0	0	(635,811)
Recoveries	8,279	0	3,381	8,334	0	0	19,994
Provision	104,070	188,898	15,601	226,152	(68,926)	(165,795)	300,000
Ending balance	$6,247,603	$662,625	$47,359	$440,049	$216,808	$44,714	$7,659,158

Year Ended December 31, 2012
Beginning balance	$6,969,004	$606,307	$65,060	$347,905	$363,174	$257,724	$8,609,174
Charge-offs	(1,663,314)	0	(26,171)	(149,897)	0	0	(1,839,382)
Recoveries	35,407	926	3,840	15,010	0	0	55,183
Provision	1,230,193	(133,506)	7,333	170,635	(77,440)	(47,215)	1,150,000
Ending balance	$6,571,290	$473,727	$50,062	$383,653	$285,734	$210,509	$7,974,975

The following table details the allowance for loan losses and ending gross loan balances as of December 31, 2013 and 2012, summarized by collective and individual evaluation methods of impairment.

December 31, 2013	Commercial Real Estate	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Unallocated	Total
Allowance for loan losses for loans:
Individually evaluated for impairment	$392,432	$0	$0	$0	$0	$0	$392,432
Collectively evaluated for impairment	5,855,171	662,625	47,359	440,049	216,808	44,714	7,266,726
	$6,247,603	$662,625	$47,359	$440,049	$216,808	$44,714	$7,659,158

Ending gross loan balances:
Individually evaluated for impairment	$2,321,741	$17,839	$0	$0	$0	$0	$2,339,580
Collectively evaluated for impairment	330,551,856	48,768,747	882,667	25,623,482	11,272,103	0	417,098,855
	$332,873,597	$48,786,586	$882,667	$25,623,482	$11,272,103	$0	$419,438,435

December 31, 2012
Allowance for loan losses for loans:
Individually evaluated for impairment	$548,543	$0	$0	$0	$0	$0	$548,543
Collectively evaluated for impairment	6,022,747	473,727	50,062	383,653	285,734	210,509	7,426,432
	$6,571,290	$473,727	$50,062	$383,653	$285,734	$210,509	$7,974,975

Ending balances of loans:
Individually evaluated for impairment	$5,890,748	$21,311	$0	$1,010,998	$0	$0	$6,923,057
Collectively evaluated for impairment	310,183,783	36,507,194	1,095,801	24,648,092	11,628,260	0	384,063,130
	$316,074,531	$36,528,505	$1,095,801	$25,659,090	$11,628,260	$0	$390,986,187

Changes in the allowance off-balance-sheet commitments were as follows:

	YEARS ENDED DECEMBER 31,
	2013	2012
Balance, beginning of year	$108,209	$119,202
Provision Charged (Reversed) to Operations for Off Balance Sheet	25,556	(10,993)
Balance, end of year	$133,765	$108,209

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

At December 31, 2013 and 2012, loans carried at $419,438,000 and $390,986,000, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 6 — PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows:

	DECEMBER 31,
	2013	2012
Land	$4,754,703	$4,698,703
Building	8,094,253	5,871,177
Leasehold improvements	3,145,299	4,239,294
Furniture, fixtures, and equipment	6,040,430	8,081,698
	22,034,685	22,890,872

Less accumulated depreciation and amortization	(8,350,524)	(9,708,421)
	$13,684,161	$13,182,451

Depreciation expense was $1,160,000 and $1,138,000 for the years ended December 31, 2013 and 2012, respectively.

In November 2013, the company acquired its corporate headquarter building located at 338 East F street in Oakdale, California by foreclosing on the loan made to the owner of the building. The company recorded the building in premises and equipment at the loan carrying value of $1,250,000 which was determined to be less than fair market value at the time of acquisition. The book value of existing leasehold improvement assets associated with the headquarter building were also transferred to the building account.

NOTE 7 — INTEREST RECEIVABLE AND OTHER ASSETS

Other assets are summarized as follows:

	DECEMBER 31,
	2013	2012
Interest income receivable on loans	$1,313,187	$1,202,181
Interest income receivable on investments	697,899	452,293
Net deferred tax asset	4,265,664	1,670,290
Federal Reserve Bank stock	758,150	758,150
Federal Home Loan Bank stock	2,412,100	2,371,600
Cash surrender value of life insurance	12,083,445	11,679,634
Investment in limited partnership	515,456	575,090
Prepaid expenses and other	1,114,455	1,076,827
	$23,160,356	$19,786,065

NOTE 8 — DEPOSITS

Deposit totals were as follows:

	DECEMBER 31,
	2013	2012

Demand	$187,576,839	$175,588,439
NOW accounts	90,758,621	83,861,123
Money market deposit accounts	236,546,854	238,996,864
Savings	34,774,017	30,180,677
Time, under $100,000	18,722,539	20,420,931
Time, $100,000 and over	34,254,563	37,944,616
Total deposits	$602,633,432	$586,992,650

Certificates of deposit issued and their remaining maturities at December 31, 2013, are as follows:

Year ending December 31,
2014	$35,809,340
2015	11,159,358
2016	4,840,538
2017	1,165,330
2018	2,536
$52,977,102

NOTE 9 — FHLB ADVANCES

At December 31, 2013, the Company had no outstanding advances from the Federal Home Loan Bank (“FHLB”). Unused and available advances totaled $167,957,000 at December 31, 2013.  Loans carried at $419,438,000 as of December 31, 2013, were pledged as collateral on advances from the Federal Home Loan Bank.

At December 31, 2012, the Company had no outstanding advances from the Federal Home Loan Bank (“FHLB”). Unused and available advances totaled $163,406,000 at December 31, 2012.  Loans carried at $390,986,000 as of December 31, 2012, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 10 — INTEREST ON DEPOSITS

Interest on deposits was comprised of the following:

	YEARS ENDED DECEMBER 31,
	2013	2012

Savings and other deposits	$470,944	$678,558
Time deposits $100,000 and over	263,402	321,832
Other time deposits	93,401	132,123
	$827,747	$1,132,513

NOTE 11 — INCOME TAXES

The provision for income taxes consists of the following:

	YEARS ENDED DECEMBER 31,
	2013	2012
Current
Federal	$2,065,426	$2,389,351
State	437,922	525,630
	2,503,348	2,914,981
Deferred
Federal	151,245	(87,789)
State	55,854	(13,036)
	207,098	(100,825)

	$2,710,447	$2,814,156

The components of the Company’s deferred tax assets and liabilities (included in accrued interest and other assets on the consolidated balance sheets, is shown below:

	DECEMBER 31,
	2013	2012
Deferred tax assets:
Deferred loan fees	$60	$92
Allowance for loan losses	3,152,081	3,282,053
Restricted stock expense	22,630	63,416
Accrued vacation	50,593	47,867
Accrued salary continuation liability	831,753	740,983
Deferred compensation	105,608	102,166
Nonaccrual loans	195,701	360,025
Reserve for undisbursed commitments	55,050	44,533
OREO expenses	240,687	240,687
Checking cash rewards	36,688	35,134
Investment in limited partnership	264	(290)
State income tax	166,957	178,714
Holding company organization fees	37,642	41,711
Unrealized loss on securities available for sale	533,285	0
	5,428,999	5,137,091
Deferred tax liabilities:
Prepaid expenses	(85,936)	(99,455)
FHLB dividends	(220,188)	(220,188)
Accumulated depreciation	(638,582)	(722,309)
Deferred loan costs	(217,931)	(153,027)
Accrued bonus	(698)	(2,634)
Unrealized gain on securities available for sale	0	(2,269,188)
	(1,163,335)	(3,466,801)

Net deferred income tax asset	$4,265,664	$1,670,290

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

As of December 31, 2013, the Company had a liability for unrecognized tax benefits of $302,000 associated with the California Franchise Tax Board’s (“FTB”) potential exam of our 2010, 2011, 2012 and 2013 tax returns, approximately $33,000 of which relates to interest. The Company believes the $302,000 accrued liability is an adequate reserve for the potential of an exam for the 2010, 2011, 2012 and 2013 tax returns. If recognized, the unrecognized tax benefit would have impacted the 2013 annual effective tax rate by 0.8%.

As of December 31, 2012, the Company had a liability for unrecognized tax benefits of $230,000 associated with the California Franchise Tax Board’s (“FTB”) potential exam of our 2010, 2011 and 2012 tax returns, approximately $18,000 of which relates to interest. The Company believes the $230,000 accrued liability is an adequate reserve for the potential of an exam for the 2010, 2011 and 2012 tax returns. If recognized, the unrecognized tax benefit would have impacted the 2012 annual effective tax rate by 0.8%. During 2012, the Company agreed to the settlement terms and made a payment of $190,000 for the 2008/2009 exam, for which the final assessment notice from FTB is pending as of December 31, 2013.

Detailed below is a reconciliation of the Company’s unrecognized tax benefits, gross of any related tax benefits, for the year ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012
Beginning balance	$230,000	$307,000
Payments made to State taxing authorities, net of federal deduction	0	(135,000)
Additions for current year tax positions	72,000	58,000
Ending balance	$302,000	$230,000

The effective tax rate for 2013 and 2012 differs from the current Federal statutory income tax rate as follows:

	YEARS ENDED DECEMBER 31,
	2013	2012

Federal statutory income tax rate	34.0%	34.0%
State taxes, net of federal tax benefit	7.2%	7.2%
Tax exempt interest on municipal securities and loans	(4.7)%	(3.2)%
Tax exempt earnings on bank owned life insurance	(1.9)%	(2.0)%
Stock based compensation	(0.2)%	0.1%
Low income housing tax credit	(0.7)%	(0.7)%
California enterprise zone tax credits and deductions	(2.7)%	(2.8)%
Other	0.5%	0.1%
Effective tax rate	31.5%	32.7%

Oak Valley Bancorp files a consolidated return in the U.S. Federal tax jurisdiction and a combined report in the State of California tax jurisdiction.  Prior to the formation of Bancorp in 2008, the Company filed in the U.S. Federal and California jurisdictions on a stand-alone basis.  None of the entities are subject to examination by taxing authorities for years before 2010 for U.S. Federal or for years before 2009 for California.

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

A summary of the status of the Company’s fixed stock option plan and changes during the year are presented below.

	DECEMBER 31, 2013
	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	227,187	$9.15
Granted	0	$0.00
Exercised	(11,250)	$7.56
Forfeited	(15,687)	$7.53
Outstanding at end of year	200,250	$9.36

A summary of the status of the Company’s restricted stock and changes during the year are presented below.

	DECEMBER 31, 2013
	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of year	145,519	$6.67
Granted	15,000	$7.66
Vested	(29,736)	$6.65
Cancelled	(4,300)	$6.73
Unvested at end of year	126,483	$6.79

	December 31,
	2013	2012
Weighted-average fair value of options granted during the year	N/A	N/A

Intrinsic value of options exercised	$10,626	$164,164

Options exerciseable at year end:	199,750	226,487
Weighted average exercise price	$9.39	$9.16
Intrinsic Value	$116,576	$22,420
Weighted average remaining contractual life (years)	0.94	1.90

Options outstanding at year end:	200,250	227,187
Weighted average exercise price	$9.36	$9.15
Intrinsic Value	$117,264	$22,623
Weighted average remaining contractual life (years)	0.95	1.91

There were no tax benefits recorded in the consolidated statements of income during 2013 and 2012 related to the vesting of non-qualified stock options. As of December 31, 2013, there was no unrecognized compensation cost related to non-vested stock options.

For the year ended December 31, 2013, the Company received proceeds of approximately $85,000 from the exercise of stock options and received income tax benefits of approximately $4,000 related to disqualifying dispositions in the exercise of incentive stock options. During 2013, the Company recorded $1,000 in the consolidated statements of income related to stock option compensation expense.

The Company granted 15,000 shares of restricted stock in 2013 with a weighted average fair value of $7.66 per share. For the year ended December 31, 2013, total compensation expense recorded in the consolidated statements of income related to restricted stock awards was $195,000, with an offsetting tax benefit of $84,000, as this expense is deductible for income tax purposes. As of December 31, 2013, there was $687,000 of total unrecognized compensation cost related to restricted stock awards which is expected to be recognized over a weighted-average period of 3.25 years. During 2013, shares of restricted stock awards totaling 29,736 with a fair value of $241,000 were vested and became unrestricted.

For the year ended December 31, 2012, the Company received proceeds of approximately $220,000 from the exercise of stock options and received income tax benefits of approximately $37,000 related to disqualifying dispositions in the exercise of incentive stock options. During 2012, the Company recorded $16,000 in the consolidated statements of income related to stock option compensation expense.

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

See Note 3 above for information regarding the Company’s repurchase of the Series A preferred shares from the TCPP, issuance of Series B preferred stock under the SBLF, redemption of warrants in August 2011 and repurchase of Series B preferred stock in 2012 and 2013.

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

The Company’s calculation of earnings per share (“EPS”) including basic EPS, which does not consider the effect of common stock equivalents and diluted EPS, which considers all dilutive common stock equivalents is as follows:

	YEAR ENDED DECEMBER 31, 2013
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS:
Net earnings available to common shareholders	$5,818,694	7,796,659	$0.75

Effect of dilutive securities:
Stock options	—	10,395
Non-vested restricted stock	—	39,024
Total dilutive shares		49,419

Diluted EPS:
Net earnings available to common shareholders plus assumed conversions	$5,818,694	7,846,078	$0.74

Anti-dilutive options to purchase 70,856 shares of common stock in prices ranging from $8.25 to $15.67 were outstanding during 2013. They were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. These options begin to expire in 2015.

During 2013, there were no anti-dilutive shares from non-vested restricted stock grants because the fair value of each grant was lower than the average market price of the common shares.

	YEAR ENDED DECEMBER 31, 2012
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS:
Net earnings available to common shareholders	$5,328,980	7,740,990	$0.69

Effect of dilutive securities:
Stock options	—	9,647
Non-vested restricted stock	—	16,108
Total dilutive shares		25,755

Diluted EPS:
Net earnings available to common shareholders plus assumed conversions	$5,328,980	7,766,745	$0.69

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

NOTE 15 — COMMITMENTS AND CONTINGENCIES

The Company is obligated for rental payments under certain operating lease agreements, some of which contain renewal options and escalation clauses that provide for increased rentals. Total rental expense for the years ended December 31, 2013 and 2012, was $863,000 and $890,000, respectively.

At December 31, 2013, the future minimum commitments under these operating leases are as follows:

Year ending December 31,
2014	$926,185
2015	775,971
2016	621,371
2017	494,851
2018	432,278
Thereafter	1,331,321
$4,581,977

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

Financial instruments at December 31, 2013 whose contract amounts represent credit risk:

Contract Amount

Undisbursed loan commitments	$40,969,631
Checking reserve	1,355,434
Equity lines	9,759,760
Standby letters of credit	473,722
$52,558,547

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

NOTE 16 — FINANCIAL INSTRUMENTS

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of December 31, 2013 and 2012. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change. The following methods and assumptions are used by the Company.

Cash and cash equivalents — The carrying amounts of cash and cash equivalents approximate their fair value.

Restricted Equity Securities — The carrying amounts of the stock the Company’s owns in FRB and FHLB approximate their fair value and are considered a level 2 valuation.

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

The estimated fair values of the Company’s financial instruments at December 31, 2013 were as follows:

	Carrying Amount	Fair Value	Hierarchy Valuation Level
Financial assets:
Cash and cash equivalents	$105,190,560	$105,190,560	1
Restricted equity securities	3,170,250	3,170,250	2
Loans, net	411,155,607	426,433,358	3
Interest receivable	2,011,086	2,011,086	2

Financial liabilities:
Deposits	(602,633,432)	(590,494,886)	3
Interest payable	(60,234)	(60,234)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(525,585)	3

The estimated fair values of the Company’s financial instruments at December 31, 2012 were as follows:

	Carrying Amount	Fair Value	Hierarchy Valuation Level
Financial assets:
Cash and cash equivalents	$141,334,998	$141,334,998	1
Restricted equity securities	3,129,750	3,129,750	2
Loans, net	382,411,361	398,029,908	3
Interest receivable	1,654,474	1,654,474	2

Financial liabilities:
Deposits	(586,992,650)	(587,430,712)	3
Interest payable	(67,958)	(67,958)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(422,036)	3

NOTE 17 – FAIR VALUE MEASUREMENTS

ASC Topic 820, Fair Value Measurements, defines fair value, establishes a framework for measuring fair value, establishes a three-level valuation hierarchy for disclosure of fair value measurement and enhances disclosure requirements for fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis for the years ended December 31, 2013 and 2012 are summarized below:

	Fair Value Measurements at December 31, 2013 Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities
U.S. agencies	$53,115,693	$0	$53,115,693	$0
Collateralized mortgage obligations	9,781,489	0	9,781,489	0
Municipalities	40,268,968	0	40,268,968	0
SBA pools	1,080,515	0	1,080,515	0
Corporate debt	4,824,778	0	4,824,778	0
Asset backed securities	5,856,421	0	5,856,421	0
Mutual fund	2,817,789	2,817,789	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired loans	$790,472	$0	$0	$790,472
Other real estate owned	$916,205	$0	$0	$916,205

	Fair Value Measurements at December 31, 2012 Using
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities
U.S. agencies	$55,517,059	$0	$55,517,059	$0
Collateralized mortgage obligations	12,604,384	0	12,604,384	0
Municipalities	26,992,288	0	26,992,288	0
SBA pools	1,178,308	0	1,178,308	0
Corporate debt	4,705,602	0	4,705,602	0
Mutual fund	2,868,240	2,868,240	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired loans	$4,980,341	$0	$0	$4,980,341

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

NOTE 18 — RELATED PARTY TRANSACTIONS

The Company, in the normal course of business, makes loans and receives deposits from its directors, officers, principal shareholders, and their associates. In management’s opinion, these transactions are on substantially the same terms as comparable transactions with other customers of the Company. Loans to directors, officers, shareholders, and affiliates are summarized below:

	YEARS ENDED DECEMBER 31,
	2013	2012

Aggregate amount outstanding, beginning of year	$8,375,741	$6,178,238
New loans or advances during year	15,717,337	5,354,389
Repayments during year	(10,408,622)	(3,156,886)
Aggregate amount outstanding, end of year	$13,684,456	$8,375,741

Related party deposits totaled $69,800,705 and $59,025,000 at December 31, 2013 and 2012, respectively.

NOTE 19 — PROFIT SHARING PLAN

The profit sharing plan to which both the Company and eligible employees contribute was established in 1995. Bank contributions are voluntary and at the discretion of the Board of Directors. Contributions were approximately $337,000 and $335,000 for the years ended December 31, 2013 and 2012, respectively.

NOTE 20 — RESTRICTIONS ON DIVIDENDS

Under current California State banking laws, the Bank may not pay cash dividends in an amount that exceeds the lesser of retained earnings of the Bank or the Bank’s net earnings for its last three fiscal years (less the amount of any distributions to shareholders made during that period). If the above requirements are not met, cash dividends may only be paid with the prior approval of the Commissioner of the Department of Business Oversight, in an amount not exceeding the Bank’s net earnings for its last fiscal year or the amount of its net earnings for its current fiscal year. Accordingly, the future payment of cash dividends will depend on the Bank’s earnings and its ability to meet its capital requirements.

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

Future compensation under both plans is earned for services rendered through retirement. The Company accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the plans. The Company’s current benefit liability is determined based on vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which average approximately 20 years. At December 31, 2013 and 2012, $2,021,000 and $1,800,000, respectively, has been accrued to date, and is included in other liabilities on the consolidated balance sheets.

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

The combined cash surrender value of all Bank-owned life insurance policies was $12,083,000 and $11,680,000 at December 31, 2013 and 2012, respectively. The cash surrender value of the life insurance policies is included in other assets on the consolidated balance sheets (Note 7).

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table on the next page) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2013, that the Bank and Company meets all capital adequacy requirements to which they are subject.

As of December 31, 2013, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since notification that management believes have changed the Bank’s category.

The Company and Bank’s actual capital amounts and ratios at December 31, 2013 and 2012, are presented in the following table.

	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Capital ratios for Bank:

As of December 31, 2013
Total capital (to Risk- Weighted Assets)	$71,876,000	14.6%	$39,492,000	>8.0%	$49,365,000	>10.0%
Tier I capital (to Risk- Weighted Assets)	$65,685,000	13.3%	$19,746,000	>4.0%	$29,619,000	>6.0%
Tier I capital (to Average Assets)	$65,685,000	9.8%	$26,780,000	>4.0%	$33,475,000	>5.0%

As of December 31, 2012
Total capital (to Risk- Weighted Assets)	$72,230,000	16.0%	$36,028,000	>8.0%	$45,035,000	>10.0%
Tier I capital (to Risk- Weighted Assets)	$66,570,000	14.8%	$18,014,000	>4.0%	$27,021,000	>6.0%
Tier I capital (to Average Assets)	$66,570,000	10.3%	$25,848,000	>4.0%	$32,310,000	>5.0%

Capital ratios for Bancorp:

As of December 31, 2013
Total capital (to Risk- Weighted Assets)	$71,313,000	14.5%	$39,494,000	>8.0%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$65,122,000	13.2%	$19,747,000	>4.0%	N/A	N/A
Tier I capital (to Average Assets)	$65,122,000	9.7%	$26,782,000	>4.0%	N/A	N/A

As of December 31, 2012
Total capital (to Risk- Weighted Assets)	$72,376,000	16.1%	$36,030,000	>8.0%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$66,716,000	14.8%	$18,015,000	>4.0%	N/A	N/A
Tier I capital (to Average Assets)	$66,716,000	10.3%	$25,850,000	>4.0%	N/A	N/A

OAK VALLEY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS

Cash	$206,960	$202,934
Investment in bank subsidiary	65,079,540	69,821,699
Other assets	23,402	28,466

Total Assets	$65,309,902	$70,053,099

LIABILITIES AND SHAREHOLDERS’ EQUITY

Other liabilities	$792,973	$84,375

Total liabilities	$792,973	$84,375

Shareholders’ equity
Series B Preferred stock, no par value; $1,000 per share liquidation preference, 10,000,000 shares authorized, 6,750 issued and outstanding at December 31, 2012	-	6,750,000
Common stock, no par value; 50,000,000 shares authorized, 7,929,730 and 7,907,780 shares issued and outstanding at December 31, 2013 and 2012, respectively	23,758,210	23,673,210
Additional paid-in capital	2,537,208	2,341,814
Retained earnings	38,984,458	33,958,737
Accumulated other comprehensive income, net of tax	(762,947)	3,244,963

Total shareholders’ equity	64,516,929	69,968,724

Total liabilities and shareholders' equity	$65,309,902	$70,053,099

OAK VALLEY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. PARENT ONLY CONDENSED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
	2013	2012
INCOME
Dividends declared by subsidiary	$6,901,875	$7,286,250
Total income	6,901,875	7,286,250

EXPENSES
Salary expense	71,000	71,000
Employee benefit expense	205,925	175,896
Legal expense	96,675	43,632
Other operating expenses	129,019	119,255
Total non-interest expense	502,619	409,783

Income before equity in undistributed income of subsidiary	6,399,256	6,876,467

Equity in undistributed net loss of subsidiary	(734,249)	(1,257,823)
Income before income tax benefit	5,665,007	5,618,644

Income tax benefit	221,187	162,211

Net income	$5,886,194	$5,780,855

Preferred stock dividends	67,500	451,875

Net income available to common shareholders	$5,818,694	$5,328,980

OAK VALLEY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. PARENT ONLY CONDENSED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF CASHFLOWS

	YEAR ENDED DECEMBER 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,886,194	$5,780,855
Adjustments to reconcile net earnings to net cash from operating activities:
Undistributed net loss of subsidiary	734,249	1,257,823
Stock based compensation	195,394	175,896
Excess tax benefits from stock-based payment arrangements	0	(37,218)
Decrease in other liabilities	(84,375)	(84,375)
Decrease in other assets	5,064	34,317
Net cash from operating activities	6,736,526	7,127,298

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Series B Preferred Stock	(6,750,000)	(6,750,000)
Preferred stock dividend payment	(67,500)	(451,875)
Shareholder cash dividends paid	0	0
Proceeds from sale of common stock and exercise of stock options	85,000	219,767
Excess tax benefits from stock-based payment arrangements	0	37,218
Net cash used in financing activities	(6,732,500)	(6,944,890)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,026	182,408

CASH AND CASH EQUIVALENTS, beginning of period	202,934	20,526

CASH AND CASH EQUIVALENTS, end of period	$206,960	$202,934

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$2,345,000	$1,745,000

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger between the Registrant, Interim Oak Valley Bancorp, Inc. and Oak Valley Community Bank*

3.1	Articles of Incorporation of Oak Valley Bancorp, Inc.*

3.2	First Amendment to Articles of Incorporation of Oak Valley Bancorp, Inc.*

3.3	Bylaws of Oak Valley Bancorp, Inc.*

3.4	First Amended and Restated Bylaws of Oak Valley Bancorp, Inc.**

3.5	Certificate of Determination of Series A Preferred Stock of Oak Valley Bancorp, Inc.**

3.6	Letter Agreement between the United States Department of the Treasury and Oak Valley Bancorp dated December 5, 2008**

3.7	Certificate of Amendment of Bylaws dated effective as of August 11, 2011****

3.8	Amendment of Bylaws incorporated by reference from the Form 8-K filed on July 22, 2013.

4.1	Certificate of Determination dated December 2, 2008 filed with the California Secretary of State for Fixed Rate Cumulative Perpetual Preferred Stock, Series A**

4.2	Warrant to Purchase Common Stock dated December 5, 2008**

4.3	Certificate of Determination dated August 11, 2011 and filed with the California Secretary of State for Senior Non-Cumulative Perpetual Preferred Stock, Series B****

10.1	Oak Valley Community Bank 1998 Restated Stock Option Plan*

10.2	Oak Valley Community Bank Form of Director Retirement Agreement*

10.3	Oak Valley Community Bank Form of Salary Continuation Agreement*

10.4	Securities Purchase Agreement between Oak Valley Bancorp and the U.S. Treasury effective December 4, 2008**

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