Form 10-Q
period 2014-03-31
Oak Valley Bancorp
filed 2014-05-14
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,071,355 shares of common stock outstanding as of April 30, 2014.

Oak Valley Bancorp

March 31, 2014

Table of Contents

			Page
PART I – FINANCIAL INFORMATION		1	1

Item 1.	Consolidated Financial Statements		1

Condensed Consolidated Balance Sheets at March 31, 2014 (Unaudited), and December 31, 2013			1

Condensed Consolidated Statements of Income (Unaudited) for the Three Month Periods Ended March 31, 2014 and March 31, 2013			2

Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Month Periods Ended March 31, 2014 and March 31, 2013			3

Condensed Consolidated Statements of Changes of Shareholders’ Equity for the Three-Month Period Ended March 31, 2014 (Unaudited) and the Year Ended December 31, 2013			4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three-Month Periods Ended March 31, 2014 and March 31, 2013			5

Notes to Condensed Consolidated Financial Statements			6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		37

Item 4.	Controls and Procedures		37

PART II – OTHER INFORMATION			38

Item 1.	Legal Proceedings		38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		38
Item 3.	Defaults Upon Senior Securities		38
Item 4.	Mine Safety Disclosures		38
Item 5.	Other Information		38
Item 6.	Exhibits		39

PART I – FINANCIAL STATEMENTS

Item 1. Consolidated Financial Statements (Unaudited)

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

AT MARCH 31, 2014 (UNAUDITED) AND DECEMBER 31, 2013 (AUDITED)

ASSETS	March 31, 2014	December 31, 2013

Cash and due from banks	$89,278,817	$100,095,560
Federal funds sold	26,375,000	5,095,000
Cash and cash equivalents	115,653,817	105,190,560

Securities available for sale	119,597,781	117,745,653
Loans, net of allowance for loan loss of $7,614,864 and $7,659,158 at March 31, 2014 and December 31, 2013, respectively	414,425,458	411,155,607
Bank premises and equipment, net	13,940,103	13,684,161
Other real estate owned	916,205	916,205
Interest receivable and other assets	23,058,038	23,160,356

	$687,591,402	$671,852,542

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$615,996,534	$602,633,432
Interest payable and other liabilities	3,771,162	4,702,181
Total liabilities	619,767,696	607,335,613

Commitments and contingencies

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,071,355 and 7,929,730 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	24,648,704	23,758,210
Additional paid-in capital	2,670,082	2,537,208
Retained earnings	40,392,668	38,984,458
Accumulated other comprehensive income (loss), net of tax	112,252	(762,947)

Total shareholders’ equity	67,823,706	64,516,929

	$687,591,402	$671,852,542

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2014 AND MARCH 31, 2013

	THREE MONTHS ENDED MARCH 31,
	2014	2013
INTEREST INCOME
Interest and fees on loans	$5,304,683	$5,232,140
Interest on securities available for sale	915,527	786,775
Interest on federal funds sold	13,496	6,756
Interest on deposits with banks	43,330	57,374
Total interest income	6,277,036	6,083,045

INTEREST EXPENSE
Deposits	172,808	233,813
Federal funds purchased	20	0
Total interest expense	172,828	233,813

Net interest income	6,104,208	5,849,232
PROVISION FOR LOAN LOSSES	0	100,000

Net interest income after provision for loan losses	6,104,208	5,749,232

OTHER INCOME
Service charges on deposits	308,662	286,718
Earnings on cash surrender value of life insurance	101,147	100,547
Mortgage commissions	29,554	50,514
Gains on called securities	7,856	18,352
Other	363,138	328,503
Total non-interest income	810,357	784,634

OTHER EXPENSES
Salaries and employee benefits	2,713,946	2,543,919
Occupancy expenses	745,146	740,007
Data processing fees	326,056	304,518
Regulatory assessments (FDIC & DBO)	120,000	120,000
Other operating expenses	975,957	930,641
Total non-interest expense	4,881,105	4,639,085

Net income before provision for income taxes	2,033,460	1,894,781

PROVISION FOR INCOME TAXES	625,250	595,350
NET INCOME	$1,408,210	$1,299,431

Preferred stock dividends	0	67,500

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,408,210	$1,231,931

NET INCOME PER COMMON SHARE	$0.18	$0.16

NET INCOME PER DILUTED COMMON SHARE	$0.18	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2014 AND MARCH 31, 2013

	THREE MONTHS ENDED MARCH 31,
	2014	2013

Net income	$1,408,210	$1,299,431
Available for sale securities:
Unrealized holding gains (losses) on securities arising during the current period, net of tax effect of $615,203 and ($323,681) for the periods ended March 31, 2014 and 2013, respectively	879,822	(462,907)
Reclassification adjustment due to net gains realized on calls of securities, net of tax effect of $3,233 and $7,552 for the periods ended March 31, 2014 and 2013, respectively	(4,623)	(10,800)
Other comprehensive gain (loss)	875,199	(473,707)
Comprehensive income	$2,283,409	$825,724

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2013 AND THE THREE-MONTH PERIOD ENDED MARCH 31, 2014 (UNAUDITED)

OAK VALLEY BANCORP
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	YEAR ENDED DECEMBER 31, 2013 AND THREE MONTHS ENDED MARCH 31, 2014
	Common Stock		Preferred Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, December 31, 2012	7,907,780	$23,673,210	6,750	$6,750,000	$2,341,814	$33,958,737	$3,244,963	$69,968,724
Stock options exercised	11,250	85,000						85,000
Restricted stock issued	15,000
Restricted stock cancelled	(4,300)
Repurchase of Series B preferred stock			(6,750)	$(6,750,000)				(6,750,000)
Preferred stock dividend payments						(67,500)		(67,500)
Common stock dividend declared						(792,973)		(792,973)
Stock based compensation					195,394			195,394
Other comprehensive loss							(4,007,910)	(4,007,910)
Net income						5,886,194		5,886,194
Balances, December 31, 2013	7,929,730	$23,758,210	0	$0	$2,537,208	$38,984,458	$(762,947)	$64,516,929

Stock options exercised	118,125	$890,494						890,494
Tax benefit on options exercised					49,103			49,103
Restricted stock issued	23,500
Stock based compensation					83,771			83,771
Other comprehensive income							875,199	875,199
Net income						1,408,210		1,408,210
Balances, March 31, 2014	8,071,355	$24,648,704	0	$0	$2,670,082	$40,392,668	$112,252	$67,823,706

The accompanying notes are an integral part of these consolidated financial statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2014 AND MARCH 31, 2013

	THREE MONTHS ENDED MARCH 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,408,210	$1,299,431
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for loan losses	0	100,000
(Decrease) increase in deferred fees/costs, net	(153,691)	16,891
Depreciation	304,143	289,782
Amortization of investment securities, net	45,520	74,766
Stock based compensation	83,771	36,296
Excess tax benefits from stock-based payment arrangements	(49,103)	0
Gain on called available for sale securities	(7,856)	(18,352)
Earnings on cash surrender value of life insurance	(101,147)	(100,547)
(Decrease) increase in interest payable and other liabilities	(138,046)	485,807
Decrease (increase) in interest receivable	212,582	(94,962)
Increase in other assets	(1,600,691)	(138,677)
Net cash from operating activities	3,693	1,950,435

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(5,065,000)	(18,690,316)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	4,662,377	7,116,014
Net increase in loans	(3,116,160)	(307,919)
Purchase of BOLI policies	1,028,706	0
Net purchases of premises and equipment	(560,085)	(24,774)
Net cash used in investing activities	(3,050,162)	(11,906,995)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(792,973)	0
Preferred stock dividend payment	0	(67,500)
Repurchase of Series B preferred stock	0	(6,750,000)
Net increase in demand deposits and savings accounts	14,811,739	(6,323,636)
Net decrease in time deposits	(1,448,637)	(454,133)
Excess tax benefits from stock-based payment arrangements	49,103	0
Proceeds from sale of common stock and exercise of stock options	890,494	85,000
Net cash from (used in) financing activities	13,509,726	(13,510,269)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,463,257	(23,466,829)

CASH AND CASH EQUIVALENTS, beginning of period	105,190,560	141,334,998

CASH AND CASH EQUIVALENTS, end of period	$115,653,817	$117,868,169

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$188,676	$234,626
Income taxes	$845,000	$40,000

NON-CASH INVESTING ACTIVITIES:
Real estate acquired through foreclosure	$0	$970,632
Change in unrealized gain (loss) on available-for-sale securities	$1,487,169	$(804,940)

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the Company’s consolidated financial statements include the allowance for loan losses, determination of non-accrual loans, other-than-temporary impairment of investment securities, the fair value measurements, deferred compensation plans, and the determination, recognition and measurement of impaired loans. Actual results could differ from these estimates.

The interim consolidated financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results of a full year’s operations. Certain prior year amounts have been reclassified to conform to the current year presentation. There was no effect on net income or shareholders’ equity as a result of reclassifications. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2013.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The Update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: 1) The amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and 2) Any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and are applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the Update’s scope that exist at the beginning of an entity’s fiscal year of adoption. The adoption of ASU No. 2013-04 did not have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU No. 2013-10 permits the use of the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge account purposes. The amendment is effective prospectively for qualifying new or redesiginated hedging relationships entered into on or after July 17, 2013. The adoption of ASU No. 2013-10 did not have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. No new recurring disclosures are required. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2013 and are to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of ASU No. 2013-11 did not have a material impact on the Company's consolidated financial statements.

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

In May 2012, the Company repurchased from the U.S. Treasury 6,750 shares of Series B Preferred Stock for aggregate consideration of $6.75 million. In March 2013, the Company repurchased the remaining 6,750 shares of Series B Preferred Stock for aggregate consideration of $6.75 million plus $67,500 for accrued interest. As of March 31, 2014, there are no outstanding shares of Series B Preferred Stock.

NOTE 4 – SECURITIES

The amortized cost and estimated fair values of debt securities as of March 31, 2014 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$48,714,052	$1,657,619	$(823,114)	$49,548,557
Collateralized mortgage obligations	8,661,582	321,512	(11,217)	8,971,877
Municipalities	45,386,720	1,019,415	(1,930,294)	44,475,841
SBA Pools	1,073,751	0	(5,091)	1,068,660
Corporate debt	6,704,380	114,105	0	6,818,485
Asset Backed Securities	5,865,495	29,003	(35,418)	5,859,080
Mutual Fund	3,000,585	0	(145,304)	2,855,281
	$119,406,565	$3,141,654	$(2,950,438)	$119,597,781

The following tables detail the gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014.

	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$17,285,762	$(494,669)	$4,345,191	$(328,445)	$21,630,953	$(823,114)
Collateralized mortgage obligations	1,625,138	(11,217)	0	0	1,625,138	(11,217)
Municipalities	18,390,309	(1,098,079)	9,858,466	(832,215)	28,248,775	(1,930,294)
SBA Pools	0	0	1,063,903	(5,091)	1,063,903	(5,091)
Corporate debt	0	0	0	0	0	0
Asset Backed Securities	3,890,680	(35,418)	0	0	3,890,680	(35,418)
Mutual Fund	0	0	2,855,281	(145,304)	2,855,281	(145,304)
Total temporarily impaired securities	$41,191,889	$(1,639,383)	$18,122,841	$(1,311,055)	$59,314,730	$(2,950,438)

At March 31, 2014, there were three agencies, 13 municipalities, two SBA pools and one mutual fund that comprised the total securities in an unrealized loss position for greater than 12 months and twelve agencies, one collateralized mortgage obligation, 21 municipalities, and two asset backed securities that make up the total securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and volatility of the security’s fair value. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes and the Company does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities at March 31, 2014, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$12,001,360	$11,421,774
Due after one year through five years	31,241,430	32,843,925
Due after five years through ten years	37,903,603	36,600,718
Due after ten years	38,260,172	38,731,364
	$119,406,565	$119,597,781

The amortized cost and estimated fair values of debt securities as of December 31, 2013, are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$52,539,479	1,844,104	$(1,267,890)	$53,115,693
Collateralized mortgage obligations	9,580,443	247,763	(46,717)	9,781,489
Municipalities	42,303,684	953,039	(2,987,755)	40,268,968
SBA Pools	1,087,995	-	(7,480)	1,080,515
Corporate debt	4,697,220	127,558	-	4,824,778
Asset Backed Securities	5,857,500	27,678	(28,757)	5,856,421
Mutual Fund	2,975,285	-	(157,496)	2,817,789
	$119,041,606	$3,200,142	$(4,496,095)	$117,745,653

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

We recognized a gain of $8,000 for the three month period ended March 31, 2014, on certain available-for-sale securities that were partially called, which compares to $18,000 in the same period of 2013. There were no sales of available-for-sale securities during the first three months of 2014 and 2013.

Securities carried at $70,901,000 and $72,371,000 at March 31, 2014 and December 31, 2013, respectively, were pledged to secure deposits of public funds.

NOTE 5 – LOANS

Our customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of March 31, 2014, approximately 83% of the Company’s loans are commercial real estate loans which include construction loans. Approximately 10% of the Company’s loans are for general commercial uses including professional, retail, and small business. Additionally, 5% of the Company’s loans are for residential real estate and other consumer loans. The remaining 2% are agriculture loans. Loan totals were as follows:

	March 31, 2014	December 31, 2013
Commercial real estate:
Commercial real estate- construction	$12,652,579	$15,555,298
Commercial real estate- mortgages	305,537,995	285,839,700
Land	11,046,401	11,157,027
Farmland	20,814,022	20,321,572
Commercial and industrial	41,086,601	48,786,586
Consumer	846,345	882,667
Consumer residential	19,159,607	25,623,482
Agriculture	11,366,751	11,272,103
Total loans	422,510,301	419,438,435

Less:
Deferred loan fees and costs, net	(469,979)	(623,670)
Allowance for loan losses	(7,614,864)	(7,659,158)
Net loans	$414,425,458	$411,155,607

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2014, commercial real estate loans equal to approximately 34.3% of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.

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

Agricultural production, real estate and development lending is susceptible to credit risks including adverse weather conditions, pest and disease, as well as market price fluctuations and foreign competition. Agricultural loan underwriting standards are maintained by following Company policies and procedures in place to minimize risk in this lending segment. These standards consist of limiting credit to experienced farmers who have demonstrated farm management capabilities, requiring cash flow projections displaying margins sufficient for repayment from normal farm operations along with equity injected as required by policy, as well as providing adequate secondary repayment and sponsorship including satisfactory collateral support. Credit enhancement obtained through government guarantee programs may also be used to provide further support as available.

The Company originates consumer loans utilizing common underwriting criteria specified in policy. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting standards for 1-4 family, home equity lines and loans follow bank policy, which include, but are not limited to, a maximum loan-to-value percentage of 80%, a maximum housing and total debt ratio of 36% and 42%, respectively and other specified credit and documentation requirements.

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

Non-accrual loans, segregated by class of loans, were as follows:

	March 31, 2014	December 31, 2013
Commercial real estate:
Commercial real estate- construction	$0	$0
Commercial real estate- mortgages	1,046,483	1,046,483
Land	3,762,894	1,182,904
Farmland	87,275	92,354
Commercial and industrial	351,076	17,839
Consumer	0	0
Consumer residential	0	0
Agriculture	0	0
Total non-accrual loans	$5,247,728	$2,339,580

Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income of approximately $130,000 in the three month period ended March 31, 2014, as compared to $176,000 in the same period of 2013.

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of March 31, 2014:

March 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	0	0	$0	$12,652,579	$12,652,579	$0
Commercial R.E. - mortgages	1,338,804	0	1,046,483	2,385,287	303,152,708	305,537,995	0
Land	0	0	3,243,320	3,243,320	7,803,081	11,046,401	0
Farmland	0	0	87,275	87,275	20,726,747	20,814,022	0
Commercial and industrial	1,058,730	0	333,937	1,392,667	39,693,934	41,086,601	0
Consumer	0	0	0	0	846,345	846,345	0
Consumer residential	0	0	0	0	19,159,607	19,159,607	0
Agriculture	0	0	0	0	11,366,751	11,366,751	0
Total	$2,397,534	$0	$4,711,015	$7,108,549	$415,401,752	$422,510,301	$0

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of December 31, 2013:

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$15,555,298	$15,555,298	$0
Commercial R.E. - mortgages	1,347,779	0	1,046,483	2,394,262	283,445,438	285,839,700	0
Land	0	2,651,530	658,232	3,309,762	7,847,265	11,157,027	0
Farmland	0	0	92,354	92,354	20,229,218	20,321,572	0
Commercial and industrial	0	1,406,859	0	1,406,859	47,379,727	48,786,586	0
Consumer	0	0	0	0	882,667	882,667	0
Consumer residential	0	0	0	0	25,623,482	25,623,482	0
Agriculture	0	0	0	0	11,272,103	11,272,103	0
Total	$1,347,779	$4,058,389	$1,797,069	$7,203,237	$412,235,198	$419,438,435	$0

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. There was no interest income realized on impaired loans for the three months ended March 31, 2014 and 2013. Average recorded investment in impaired loans was $3.79 million for the three months ended March 31, 2014, as compared to $6.57 million for the same period of 2013. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Impaired loans as of March 31, 2014 and December 31, 2013 are set forth in the following table.

	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
March 31, 2014
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	3,049,170	1,046,483	0	1,046,483	0	1,046,483
Land	3,964,794	858,110	2,904,784	3,762,894	1,071,474	2,472,899
Farmland	91,586	87,275	0	87,275	0	89,815
Commercial and industrial	360,753	351,076	0	351,076	0	184,458
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Total	$7,466,303	$2,342,944	$2,904,784	$5,247,728	$1,071,474	$3,793,655

December 31, 2013
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$51,452
Commercial R.E. - mortgages	3,049,170	1,046,483	0	1,046,483	0	1,979,847
Land	1,319,519	0	1,182,904	1,182,904	392,432	1,635,686
Farmland	95,286	92,354	0	92,354	0	61,530
Commercial and industrial	27,240	17,839	0	17,839	0	19,744
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	354,124
Agriculture	0	0	0	0	0	0
Total	$4,491,215	$1,156,676	$1,182,904	$2,339,580	$392,432	$4,102,383

Troubled Debt Restructurings – In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

At March 31, 2014, there were 3 loans and leases that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $1,195,000. At December 31, 2013, there were 3 loans and leases that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $1,201,000. At March 31, 2014 and December 31, 2013 there were no unfunded commitments on loans classified as a troubled debt restructures. We have allocated $321,000 and $392,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of March 31, 2014 and December 31, 2013, respectively.

During the three month period ended March 31, 2014, the terms of one loan were modified as troubled debt restructurings by extending the maturity date. The modification of the terms of such loans typically includes one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date; or a temporary payment modification in which the payment amount allocated towards principal was reduced. In some cases, a permanent reduction of the accrued interest on the loan is conceded.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three month period ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial real estate:
Commercial R.E. - construction	0	$0	$0	0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	1	519,574	519,574	1	541,594	541,594
Farmland	0	0	0	0	0	0
Commercial and industrial	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Total	1	$519,574	$519,574	1	$541,594	$541,594

The troubled debt restructuring during the three months ended March 31, 2014 did not increase the allowance for loan losses as a result of loan modifications because the loans are evaluated as an impaired loan and a specific valuation allowance would have already been allocated, if necessary, prior to the loan modification. There were no charge-offs as a result of loan modifications, as the contractual balances outstanding were determined to be collectible.

There were no loans modified as troubled debt restructurings within the previous twelve months and for which there was a payment default during the three month periods ended March 31, 2014 and 2013. A loan is considered to be in payment default once it is ninety days contractually past due under the modified terms.

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

As of March 31, 2014, there are no loans that are classified with a risk grade of 8- Loss.

The following table presents weighted average risk grades of our loan portfolio:

	March 31, 2014	December 31, 2013
	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.10	3.84
Commercial real estate - mortgages	3.17	3.14
Land	4.50	4.50
Farmland	3.07	3.04
Commercial and industrial	3.27	3.13
Consumer	2.40	2.31
Consumer residential	3.06	3.05
Agriculture	3.26	3.27
Total gross loans	3.21	3.20

The following table presents risk grade totals by class of loans as of March 31, 2014 and December 31, 2013. Risk grades 1 through 4 have been aggregated in the “Pass” line.

Dollars in thousands	Commercial R.E. Construction	Commercial R.E. Mortgages	Land	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

March 31, 2014
Pass	$12,652,579	$297,874,608	$7,283,507	$20,181,024	$35,685,654	$830,952	$18,737,965	$11,366,751	$404,613,040
Special mention	-	4,139,041	3,762,894	545,723	249,861	-	-	-	8,697,519
Substandard	-	3,524,346	-	87,275	5,151,086	15,393	421,642	-	9,199,742
Doubtful	-	-	-	-	-	-	-	-	-
Total loans	$12,652,579	$305,537,995	$11,046,401	$20,814,022	$41,086,601	$846,345	$19,159,607	$11,366,751	$422,510,301

December 31, 2013
Pass	$15,555,298	$278,532,923	$7,322,593	$20,229,218	$46,712,369	$866,490	$25,200,497	$11,272,103	$405,691,492
Special mention	-	3,757,796	-	-	252,706	-	-	-	4,010,502
Substandard	-	3,548,980	3,834,434	92,354	1,821,511	16,177	422,985	-	9,736,441
Doubtful	-	-	-	-	-	-	-	-	-
Total loans	$15,555,298	$285,839,700	$11,157,027	$20,321,572	$48,786,586	$882,667	$25,623,482	$11,272,103	$419,438,435

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

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2014 and 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses
For the Three Months Ended March 31, 2014 and 2013

Three Months Ended March 31, 2014	Commercial Real Estate	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Unallocated	Total
Beginning balance	$6,247,603	$662,625	$47,359	$440,049	$216,808	$44,714	$7,659,158
Charge-offs	(50,188)	0	(3,327)	0	0	0	(53,515)
Recoveries	0	0	714	8,507	0	0	9,221
Provision	(5,644)	79,802	290	(31,317)	(1,986)	(41,145)	0
Ending balance	$6,191,771	$742,427	$45,036	$417,239	$214,822	$3,569	$7,614,864

Three Months Ended March 31, 2013
Beginning balance	$6,571,290	$473,727	$50,062	$383,653	$285,734	$210,509	$7,974,975
Charge-offs	(236,114)	0	(4,343)	(100,000)	0	0	(340,457)
Recoveries	6,096	0	880	1,945		0	8,921
Provision	194,241	(3,586)	(3,135)	153,169	(82,122)	(158,567)	100,000
Ending balance	$6,535,513	$470,141	$43,464	$438,767	$203,612	$51,942	$7,743,439

The following table details the allowance for loan losses and ending gross loan balances as of March 31, 2014 and December 31, 2013, summarized by collective and individual evaluation methods of impairment.

March 31, 2014	Commercial Real Estate	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Unallocated	Total
Allowance for loan losses for loans:
Individually evaluated for impairment	$1,071,474	$0	$0	$0	$0	$0	$1,071,474
Collectively evaluated for impairment	5,120,297	742,427	45,036	417,239	214,822	3,569	6,543,390
	$6,191,771	$742,427	$45,036	$417,239	$214,822	$3,569	$7,614,864

Ending gross loan balances:
Individually evaluated for impairment	$4,896,652	$351,076	$0	$0	$0	$0	$5,247,728
Collectively evaluated for impairment	345,154,345	40,735,525	846,345	19,159,607	11,366,751	0	417,262,573
	$350,050,997	$41,086,601	$846,345	$19,159,607	$11,366,751	$0	$422,510,301

December 31, 2013
Allowance for loan losses for loans:
Individually evaluated for impairment	$392,432	$0	$0	$0	$0	$0	$392,432
Collectively evaluated for impairment	5,855,171	662,625	47,359	440,049	216,808	44,714	7,266,726
	$6,247,603	$662,625	$47,359	$440,049	$216,808	$44,714	$7,659,158

Ending balances of loans:
Individually evaluated for impairment	$2,321,741	$17,839	$0	$0	$0	$0	$2,339,580
Collectively evaluated for impairment	330,551,856	48,768,747	882,667	25,623,482	11,272,103	0	417,098,855
	$332,873,597	$48,786,586	$882,667	$25,623,482	$11,272,103	$0	$419,438,435

Changes in the reserve for off-balance-sheet commitments were as follows:

	THREE MONTHS ENDED MARCH 31,
	2014	2013

Balance, beginning of period	$133,765	$108,209
(Recovery) provision charged to operations for off balance sheet commitments	(2,519)	15,768
Balance, end of period	$131,246	$123,977

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

At March 31, 2014 and December 31, 2013, loans carried at $422,510,000 and $419,438,000, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 6 – OTHER REAL ESTATE OWNED

As of March 31, 2014 and December 31, 2013, the Company owned three properties classified as other real estate with outstanding balances of $916,000, which includes one property consisting of residential land that was written down to a zero balance. Each of these properties was acquired through loan foreclosure. The residential land property the Company owned at March 31, 2014 and December 31, 2013, was written down to a zero balance because the public utilities have not been obtainable rendering these land lots unmarketable at this time. There were no sales of OREO property during the three months ended March 31, 2014 and 2013.

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

NOTE 7– OTHER POST-RETIREMENT BENEFIT PLANS

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

The Bank awarded a director retirement plan (“DRP”) to two of its directors in January 2008 and to three of its newest directors in March 2014. Under the DRP, the participants will be provided with a fixed annual retirement benefit for ten years after retirement. The Bank is also responsible for certain pre-retirement death benefits under the DRP. In connection with the implementation of the DRP, the Bank purchased single premium life insurance policies on the life of each director covered under the DRP. The Bank is the owner and partial beneficiary of these life insurance policies. The assets of the DRP, under Internal Revenue Service regulations, are the property of the Bank and are available to satisfy the Bank’s general creditors.

Future compensation under both plans is earned for services rendered through retirement. The Bank accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the plans. The Bank’s current benefit liability is determined based on vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which average approximately 20 years. The salary continuation liability as of March 31, 2014 and December 31, 2013 was $2,082,000 and $2,021,000, respectively, and is reported in interest payable and other liabilities on the condensed consolidated balance sheets.

During January 2008, the Bank purchased $4.7 million in bank owned life insurance policies and entered into split-dollar life insurance agreements with certain officers and directors. During March 2014, the Bank purchased an additional $1.0 million in bank owned life insurance policies and entered into split-dollar life insurance agreements with its three newest directors. In connection with the implementation of the split-dollar agreements, the Bank purchased single premium life insurance policies on the life of each of the officers and directors covered by the split-dollar life insurance agreements. The Bank is the owner of the policies and the partial beneficiary in an amount equal to the cash surrender value of the policies.

The combined cash surrender value of all Bank-owned life insurance policies recorded in other assets on the condensed consolidated balance sheet was $13,213,000 and $12,083,000 at March 31, 2014 and December 31, 2013, respectively.

NOTE 8 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of March 31, 2014 and December 31, 2013. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

Following is a description of valuation methodologies used for assets and liabilities in the tables below:

Cash and cash equivalents – The carrying amounts of cash and cash equivalents approximate their fair value and are considered a level 1 valuation.

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

The estimated fair values of the Company’s financial instruments at March 31, 2014 were as follows:

	Carrying Amount	Fair Value	Hierarchy Valuation Level
Financial assets:
Cash and cash equivalents	$115,653,817	$115,653,817	1
Restricted equity securities	3,170,250	3,170,250	2
Loans, net	414,425,458	429,287,284	3
Interest receivable	1,798,505	1,798,505	2

Financial liabilities:
Deposits	(615,996,534)	(603,968,814)	3
Interest payable	(44,386)	(44,386)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(522,905)	3

The estimated fair values of the Company’s financial instruments at December 31, 2013 were as follows:

	Carrying Amount	Fair Value	Hierarchy Valuation Level
Financial assets:
Cash and cash equivalents	$105,190,560	$105,190,560	1
Restricted equity securities	3,170,250	3,170,250	2
Loans, net	411,155,607	426,433,358	3
Interest receivable	2,011,086	2,011,086	2

Financial liabilities:
Deposits	(602,633,432)	(590,494,886)	3
Interest payable	(60,234)	(60,234)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(525,585)	3

The following table presents the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the condensed consolidated balance sheets at each respective period end, by level within the fair value hierarchy as of March 31, 2014 and December 31, 2013.

	Fair Value Measurements at March 31, 2014 Using
	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$49,548,557	$0	$49,548,557	$0
Collateralized mortgage obligations	8,971,877	0	8,971,877	0
Municipalities	44,475,841	0	44,475,841	0
SBA Pools	1,068,660	0	1,068,660	0
Corporate Debt	6,818,485	0	6,818,485	0
Asset backed securities	5,859,080	0	5,859,080
Mutual Fund	2,855,281	2,855,281	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired loans	$0	$0	$0	$0
Other real estate owned	$0	$0	$0	$0

	Fair Value Measurements at December 31, 2013 Using
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities
U.S. agencies	$53,115,693	$0	$53,115,693	$0
Collateralized mortgage obligations	9,781,489	0	9,781,489	0
Municipalities	40,268,968	0	40,268,968	0
SBA pools	1,080,515	0	1,080,515	0
Corporate debt	4,824,778	0	4,824,778	0
Asset backed securities	5,856,421	0	5,856,421	0
Mutual fund	2,817,789	2,817,789	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired loans	$790,472	$0	$0	$790,472
Other real estate owned	$916,205	$0	$0	$916,205

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

There have been no significant changes in the valuation techniques during the period ended March 31, 2014.

NOTE 9 – EARNINGS PER SHARE

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

The Company’s calculation of basic and diluted earnings per share (“EPS”) for the three month periods ended March 31, 2014 and 2013 are reflected in the table below.

In thousands (except share and per share amounts)	THREE MONTHS ENDED MARCH 31,
	2014	2013
BASIC EARNINGS PER SHARE

Net income available to common shareholders	$1,408,210	$1,231,931
Weighted average shares outstanding	7,878,152	7,778,333
Net income per common share	$0.18	$0.16

DILUTED EARNINGS PER SHARE

Net income available to common shareholders	$1,408,210	$1,231,931
Weighted average shares outstanding	7,878,152	7,778,333
Effect of dilutive stock options	14,228	16,141
Effect of dilutive non-vested restricted shares	49,076	35,965
Weighted average shares of common stock and common stock equivalents	7,941,456	7,830,439
Net income per diluted common share	$0.18	$0.16

During the three month period ended March 31, 2014, anti-dilutive weighted average options to purchase 68,500 shares of common stock were outstanding, with prices ranging from $9.95 to $15.67. Anti-dilutive weighted average stock options of 73,500 were outstanding during the three month period of 2013, with prices ranging from $8.25 to $15.67. These options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. These options begin to expire in 2015.

There were no anti-dilutive non-vested restricted stock grants for the three months ended March 31, 2014 and 2013.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion explains the significant factors affecting our operations and financial position for the periods presented. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear or that are referenced to elsewhere in this report, and with the audited consolidated financial statements and accompanying notes included in our 2013 Annual Report on Form 10-K, as amended. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

● our judgmental estimate based on various subjective factors.

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

In the third phase, we consider relevant internal and external factors that may affect the collectability of loan portfolio and each group of loan pool. The factors considered are, but are not limited to:

● concentration of credits,

● nature and volume of the loan portfolio,

● delinquency trends,

● non-accrual loan trend,

● problem loan trend,

● loss and recovery trend,

● quality of loan review,

● lending and management staff,

● lending policies and procedures,

● economic and business conditions, and

● other external factors, including regulatory review.

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

Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held-for-sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses, subsequent to foreclosure. Appraisals or evaluations are then done periodically and any subsequent declines in the fair value of the OREO property after the date of transfer are recorded through a write-down of the asset. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to current operations.

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

Management believes the following were important factors in the Company’s performance during the three month period ended March 31, 2014:

•

Thanks to our deep roots in the communities that we serve, our focus on customer care and our selectivity in lending, during the first three months of 2014, our performance has been better than most institutions of our size that compete in our market. Despite the stagnant economy affecting our primary market areas, we have been able to increase our core deposits to $604.3 million and have posted net income available to common shareholders of $0.18 per diluted share for the three month period ended March 31, 2014. While recently published economic data indicates that the current downturn may be easing, it is not clear when or at what speed the economy will recover. To the extent that the weak business climate continues, it will affect the market areas that we serve and our results accordingly.

•

The Company recognized net income available to common shareholders of $1,408,000 for the three month period ended March 31, 2014, as compared to $1,232,000 for the same period in 2013.  The Company recognized net income before preferred stock dividends of $1,408,000 for the three months ended March 31, 2014, as compared to $1,299,000 for the same period in 2013. The factors contributing to these results will be discussed below.

•

The Company recognized $68,000 in the first quarter ended March 31, 2013, associated with the accrual for preferred stock dividends for the Series B Preferred Stock that the U.S. Treasury owned under the Small Business Lending Fund (“SBLF”). The Company repurchased 6,750 shares of Series B Preferred Stock in May 2012 and the remaining 6,750 shares were repurchased in March 2013, therefore there were no shares of Series B Preferred Stock outstanding at March 31, 2014 and there were no preferred stock dividends paid in 2014.

•

The Company has taken significant steps to reduce the risk of loan losses.   In the three month period ended March 31, 2014, there was no provision for loan loss, compared to $100,000 recorded in the same period in 2013. The decrease was mainly due to management’s assessment of the appropriate level for the allowance for loan losses and a decrease in the level of non-accrual loans as compared to March 31, 2013. The Company continues to monitor the Bank’s loan portfolio with the objective of avoiding defaults or write-downs.  Despite these actions, the possibility of additional losses cannot be eliminated, but the Board of Directors and all employees continue to work hard to make the best of these continuing challenging conditions.

•

Net interest income increased $255,000 or 4.4% for the three month period ended March 31, 2014, compared to the same period in 2013.  The increase was primarily due to growth of our loan and investment security portfolios.

•

Non-interest income increased by $26,000 or 3.3% for the three months ended March 31, 2014, as compared to the same period in 2013. The increase was primarily due to service charge income from an increase in the number of deposit accounts.

•

Non-interest expense increased by $242,000 or 5.2% for the three month period ended March 31, 2014, as compared to the same period in 2013. The increase was mainly from an increase in staffing necessary to support the loan and deposit growth and from a combination of expenses incurred to support the growth of our product lines and services.

•

Total assets increased $15.7 million or 2.3% from December 31, 2013.  Total net loans increased by $3.3 million or 0.8% and investment securities increased by $1.9 million or 1.6% from December 31, 2013 to March 31, 2014, while deposits increased by $13.4 million or 2.2% for the same period.

Income Summary

For the three month period ended March 31, 2014, the Company recorded net income available to common shareholders of $1,408,000, representing a increase of $176,000, as compared to the same period in 2013.  Return on average assets (annualized) was 0.84% for the three months ended March 31, 2014, as compared with 0.81% for the same period in 2013.  Annualized return on average common equity was 8.59% for the three months ended March 31, 2014, as compared to 7.82% for the same period of 2013.

Net income before provisions for income taxes and preferred stock dividends and accretion increased $139,000 for the first quarter ended March 31, 2014, from the comparable 2013 period.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

(In thousands)	Effect on Pre-Tax Income
Increase (Decrease)
Three Months Ended
March 31, 2014
Change from 2013 to 2014 in:
Net interest income	$255
Provision for loan losses	100
Non-interest income	26
Non-interest expense	(242)
Change in net income before provision for income taxes	$139

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three month period ended March 31, 2014, net interest income was $6.1 million, which represented an increase of $255,000 or 4.4% from the comparable period in 2013.

The net interest margin (net interest income as a percentage of average interest earning assets) was 4.04% for the three month period ended March 31, 2014, which remained relatively flat as compared to 4.05% for the same period in 2013.  The current low market interest rate environment has had a positive impact on net interest income in previous years because the Company’s balance sheet is liability sensitive which typically results in our average cost of funds decreasing faster than the average yield on interest earning assets in a declining rate environment. In 2014, we have not recognized this benefit to the same degree, as deposit interest rates are at historic lows and have essentially reached a threshold in which they cannot reasonably be further reduced. However, the cost of funds on interest-bearing liabilities did recognize a moderate decrease of 6 basis points for the three months ended March 31, 2014, compared to 2013 due to further rate reductions and a shift from high cost CDs into demand deposit and savings accounts. In addition, average non-interest-bearing demand deposit balances increased by $14.0 million for the three month period ended March 31, 2014, as compared to the same period of 2013.

Earning asset yield decreased by 6 basis points for the three month period ended March 31, 2014, compared to the same period of 2013. The yield on loans decreased by 38 basis points for the first quarter of 2014, as compared to 2013, in spite of the significant portion of our loans that are at their contractual rate floors. This decrease in loan yield was primarily a result of competitive pressure on the pricing of new loan fundings. The drop in loan yield was offset by deploying a portion of the low yielding cash equivalent balances into loan and investment balances which recognized increases of $33.9 million and $16.3 million, respectively, in the first quarter of 2014 as compared to 2013, thus leaving the net interest margin relatively the same in both periods.

The following tables shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three month periods ended March 31, 2014 and 2013:

Net Interest Analysis

	Three months ended			Three months ended
	March 31, 2014			March 31, 2013
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Avg Rate/ Yield	Average Balance	Interest Income/ Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$418,627	$5,305	5.14%	$384,738	$5,234	5.52%
Investment securities (2)	118,932	1,089	3.71%	102,621	903	3.57%
Federal funds sold	23,471	13	0.22%	11,867	7	0.24%
Interest-earning deposits	69,348	43	0.25%	98,107	57	0.24%
Total interest-earning assets	630,378	6,450	4.15%	597,333	6,201	4.21%
Total noninterest earning assets	52,520			53,125
Total assets	682,898			650,458
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	11,556	1	0.04%	8,783	4	0.18%
Money market deposits	245,693	74	0.12%	246,728	94	0.15%
NOW deposits	93,878	16	0.07%	77,612	22	0.11%
Savings deposits	41,137	13	0.13%	32,236	14	0.18%
Time certificates of deposit $100,000 or more	33,513	50	0.61%	37,948	75	0.80%
Other time deposits	18,595	19	0.41%	20,138	25	0.50%
Total interest-bearing liabilities	444,372	173	0.16%	423,445	234	0.22%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	168,096			154,113
Other liabilities	3,988			3,704
Total noninterest-bearing liabilities	172,084			157,817
Shareholders' equity	66,442			69,196
Total liabilities and shareholders' equity	$682,898			$650,458
Net interest income		$6,277			$5,967
Net interest spread (3)			3.99%			3.99%
Net interest margin (4)			4.04%			4.05%

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

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three month periods ended March 31, 2014 and 2013.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

(In thousands)

	For the Three Months Ended March 31,
	2014 vs 2013
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$461	$(390)	$71
Investment securities (2)	144	42	186
Federal funds sold	7	(1)	6
Interest-earning deposits	(17)	3	(14)
Total interest income	$595	$(346)	$249

Interest expense:
Interest-earning DDA	$1	$(4)	$(3)
Money market deposits	0	(20)	(20)
NOW deposits	5	(11)	(6)
Savings deposits	4	(5)	(1)
Time CD $100K or more	(9)	(16)	(25)
Other time deposits	(2)	(4)	(6)
Other borrowings	0	0	0
Total interest expense	$(1)	$(60)	$(61)

Change in net interest income	$596	$(286)	$310

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

The table above reflects the current low interest rate environment has impacted assets more than liabilities as indicated by the decrease of $286,000 in net interest income due to the rate change for the first quarter of 2014.  This is not typical for the Company, as we have historically been liability sensitive. The decrease in loan yields resulted in a $390,000 decrease to loan interest income for the quarter compared to prior year. The increase in earning asset balances combined with the overall change in mix of balances resulted in an increase of $596,000 to net interest income over the same period.

 Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three month period ended March 31, 2014, non-interest income was $810,000, an increase of $26,000 or 3.3%, compared to the same period in 2013.

The following tables show the major components of non-interest income:

	For the Three Months Ended March 31,
	2014	2013	$ change	% change
Service charges on deposits	$308,662	$286,718	$21,944	7.7%
Earnings on cash surrender value of life insurance	101,147	100,547	600	0.6%
Mortgage commissions	29,554	50,514	(20,960)	(41.5%)
Gains on called securities	7,856	18,352	(10,496)	(57.2%)
Other income	363,138	328,503	34,635	10.5%
Total non-interest income	$810,357	$784,634	$25,723	3.3%

Service charges on deposits increased by $22,000 for the first quarter ended March 31, 2014, compared to the same period in 2013, as a result of an increase in the number of transaction deposit accounts.

Mortgage commissions have decreased by $21,000 for the three month period of 2014, as compared to the same period of 2013 as a result of the slow demand for home purchases and refinancing due in part to the increase in long-term interest rates compared to last year.

Other income increased by $35,000 for the three month period ended March 31, 2014, as compared to the same period of 2013 mainly as a result of increased debit card fee income of $19,000, compared to the first quarter of 2013.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

	For the Three Months Ended March 31,
	2014	2013	$ change	% change
Salaries and employee benefits	$2,713,946	$2,543,919	$170,027	6.7%
Occupancy	745,146	740,007	5,139	0.7%
Data processing fees	326,056	304,518	21,538	7.1%
Regulatory assessments (FDIC & DBO)	120,000	120,000	0	0.0%
Other	975,957	930,641	45,316	4.9%
Total non-interest income	$4,881,105	$4,639,085	$242,020	5.2%

Non-interest expenses increased by $242,000 or 5.2% for the three months ended March 31, 2014, as compared to the same period of 2013.  Salaries and employee benefits increased $170,000 for the three months ended March 31, 2014, as compared to the same period of 2013, primarily due to full time equivalent staffing increase from 134 to 142 to support continued loan and deposit growth. Occupancy expenses increased by $5,000 for the three months ended March 31, 2014, as compared to the prior year.

Data processing fees increased by $22,000 for the three month period ended March 31, 2014, as a result of an increased number of transaction accounts. Other expense increased by $45,000 for the three months ended March 31, 2014, compared to the same period in 2013, due to a combination of expenses incurred to support the growth of our product lines and services.

FDIC and DBO (California Department of Business Oversight) regulatory assessments were $120,000 for the three months ended March 31, 2014 and 2013.  The initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC. The assessment rate decreased as a result of our improved risk profile, but was offset by a higher deposit base in 2014 as compared to 2013, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis.

Management anticipates that non-interest expense will continue to increase as we continue to grow.  However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Income Taxes

We reported a provision for income taxes of $625,000 for the three month period ended March 31, 2014, representing an increase of $30,000 as compared to the provisions reported in the comparable period of 2013. The effective income tax rate on income from continuing operations was 30.7% for the three months ended March 31, 2014, compared to 31.4% for the comparable period of 2013. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans). The disparity between the effective tax rates is primarily due to tax benefits of $34,000 from the exercise of employee incentive stock options during the first quarter of 2014, as compared to $15,000 recorded during the first quarter of 2013. These tax benefits offset an increase to the effective tax rate in 2014 due to credits from California Enterprise Zones and low income housing projects as well as tax free-income on loans within these enterprise zones and municipal securities and loans that comprise a larger proportion of pre-tax income in 2013 as compared to 2014.

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

Non-accrual loans totaled $5.25 million at March 31, 2014, as compared to $2.34 million at December 31, 2013.  The non-accrual loans as of March 31, 2014 are loans made to five borrowers primarily for purposes of commercial real estate. As of March 31, 2014, we had three loans considered troubled debt restructurings totaling $1.21 million, all of which are included in non-accrual loans.

OREO as of March 31, 2014 consisted of three properties, one of which was a residential land acquired through foreclosure that was written down to a zero balance because the public utilities have not been obtainable rendering these land lots unmarketable at this time. The other two OREO properties consisted of commercial real estate totaling $916,000 and were acquired through foreclosure.

The following table presents information about the Bank’s non-performing assets, including asset quality ratios as of March 31, 2014 and December 31, 2013:

Non-Performing Assets

(in thousands)	March 31,	December 31,
	2014	2013
Loans in non-accrual status	$5,248	$2,340
Loans past due 90 days or more and accruing	0	0
Total non-performing loans	5,248	2,340
Other real estate owned	916	916
Total non-performing assets	$6,164	$3,256

Allowance for loan losses	$7,615	$7,659

Asset quality ratios:
Non-performing assets to total assets	0.90%	0.48%
Non-performing loans to total loans	1.24%	0.56%
Allowance for loan losses to total loans	1.80%	1.83%
Allowance for loan losses to total non-performing loans	145.1%	327.4%

Non-performing assets increased by $2.9 million as of March 31, 2014, as compared to December 31, 2013, as a result of $3.0 million of loans placed on non-accrual loans status during the first quarter of 2014. This was offset by principal payments of $21,000 and charge-offs of $50,000. There were no changes in OREO balances during the three month period ended March 31, 2014, as the Company continued to hold the three properties mentioned above and no further market value write downs were required.

Allowance for Loan and Lease Losses (“ALLL”)

In anticipation of credit risk inherent in our lending business, we routinely set aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges made for the outstanding loan portfolio have been credited to the allowance for loan losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company recorded no loan loss provisions for the three month period in 2014, as compared to the $100,000 in provisions recorded in the same period of 2013.

The allowance for loan losses decreased by $44,000 or 0.6%, to $7.61 million at March 31, 2014, as compared with $7.66 million at December 31, 2013.  The Company recognized the decrease in the allowance for loan losses during the first three months of the year due to the net loan charge-offs of $44,000. The decrease to the allowance for loan losses resulted in a decrease in the allowance for loan losses as a percentage of total loans to 1.80% at March 31, 2014, as compared to 1.83% at December 31, 2013.

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

Although management believes the allowance at March 31, 2014 was adequate to absorb probable losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on our service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of March 31, 2014, and December 31, 2013, we had $115.7 million and $105.2 million, respectively, in cash and cash equivalents.

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

Deposits

Total deposits at March 31, 2014 were $616.0 million, a $13.4 million or 2.2% increase from the deposit total of $602.6 million at December 31, 2013.  Average deposits increased $34.9 million to $612.5 million for the three month period ended March 31, 2014 as compared to the same period in 2013. We attracted deposits due to the safety and soundness of the Bank and our focus on customer service.

Deposits Outstanding

	March 31,	December 31,	Three month change
(in thousands)	2014	2013	$	%

Demand	$185,384	$187,577	$(2,193)	(1.2%)
NOW	94,709	90,758	3,951	4.4%
MMDA	242,455	236,547	5,908	2.5%
Savings	41,921	34,774	7,147	20.6%
Time < $100K	18,331	18,723	(392)	(2.1%)
Time > $100K	33,197	34,254	(1,057)	(3.1%)

	$615,997	$602,633	$13,364	2.2%

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Four of our clients carry deposit balances of more than 1% of our total deposits, two of which had a deposit balance of more than 3% of total deposits at March 31, 2014.

Since our deposit growth strategy emphasizes core deposit growth we have avoided relying on brokered deposits as a consistent source of funds. The Company had $2.7 million and $1.9 million in brokered deposits as of March 31, 2014 and December 31, 2013, respectively. The only brokered deposits the Bank holds are from CDARS and ICS, a certificate of deposit and money market account program, respectively, that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer.

Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. Our outstanding FHLB advances were paid in full during the first quarter of 2012 and remained a zero balance at December 31, 2013 and March 31, 2014, due to elevated liquidity levels from increased deposits and loan payments that allowed us to pay the advances off. See “Liquidity Management” below for the details on the FHLB borrowings program.

Capital Ratios

We are regulated by the Board of Governors of the Federal Reserve Board (FRB) and are subject to the securities registration and public reporting regulations of the Securities and Exchange Commission. Our banking subsidiary is regulated by the Federal Deposit Insurance Corporation (FDIC) and the California Department of Business Oversight (DBO). We are not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

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

The following table shows our capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at March 31, 2014 and December 31, 2013:

					To be well
					capitalized under
(in thousands)			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Capital ratios for Bank:

As of March 31, 2014
Total capital (to Risk- Weighted Assets)	$72,589	14.6%	$39,713	>8.0%	$49,641	>10.0%
Tier I capital (to Risk- Weighted Assets)	$66,365	13.4%	$19,857	>4.0%	$29,785	>6.0%
Tier I capital (to Average Assets)	$66,365	9.7%	$27,312	>4.0%	$34,140	>5.0%

As of December 31, 2013
Total capital (to Risk- Weighted Assets)	$71,876	14.6%	$39,492	>8.0%	$49,365	>10.0%
Tier I capital (to Risk- Weighted Assets)	$65,685	13.3%	$19,746	>4.0%	$29,619	>6.0%
Tier I capital (to Average Assets)	$65,685	9.8%	$26,780	>4.0%	$33,475	>5.0%

Capital ratios for Bancorp:

As of March 31, 2014
Total capital (to Risk- Weighted Assets)	$73,793	14.9%	$39,726	>8.0%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$67,567	13.6%	$19,863	>4.0%	N/A	N/A
Tier I capital (to Average Assets)	$67,567	9.9%	$27,316	>4.0%	N/A	N/A

As of December 31, 2013
Total capital (to Risk- Weighted Assets)	$71,313	14.5%	$39,494	>8.0%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$65,122	13.2%	$19,747	>4.0%	N/A	N/A
Tier I capital (to Average Assets)	$65,122	9.7%	$26,782	>4.0%	N/A	N/A

Our bank subsidiary is also subject to capital requirements similar to those discussed above. The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above. At March 31, 2014, our bank subsidiary exceeded the minimum ratios established by the FRB and FDIC.

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

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. We obtain funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings. Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common and preferred stockholders. Our liquid assets at March 31, 2014 were $192.7 million compared to $183.3 million at December 31, 2013.  Our liquidity level measured as the percentage of liquid assets to total assets was 28.0% and 27.3% at March 31, 2014 and December 31, 2013, respectively. We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of March 31, 2014, our borrowing capacity from the FHLB was approximately $168.0 million and there were no outstanding advances. We also maintain 2 lines of credit with correspondent banks to purchase up to $25 million in federal funds, for which there were no advances as of March 31, 2014.

Off-Balance-Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of March 31, 2014 and December 31, 2013, we had commitments to extend credit of $52.3 million and $52.6 million, respectively, which includes obligations under letters of credit of $0.1 million and $0.3 million, respectively.

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

PART II - OTHER INFORMATION

Item 1.                       Legal Proceedings

There are no pending, or to management's knowledge, any threatened, material legal proceedings to which we are a defendant, or to which any of our properties are subject. There are no material legal proceedings to which any director, any nominee for election as a director, any executive officer, or any associate of any such director, nominee or officer is a party adverse to us.

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

3.7	Certificate of Amendment of Bylaws dated effective as of August 11, 2011. (incorporated by reference to the Company’s Form 10-Q for the quarter ending September 30, 2011, filed on November 14, 2011)
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Oak Valley Bancorp
Date: May 12, 2014	By:	/s/ RICHARD A. MCCARTY
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