Form 10-Q
period 2014-06-30
Oak Valley Bancorp
filed 2014-08-13
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,075,855 shares of common stock outstanding as of August 1, 2014.

Oak Valley Bancorp

June 30, 2014

PART I – FINANCIAL STATEMENTS

Item 1. Consolidated Financial Statements (Unaudited)

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

AT JUNE 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013 (AUDITED)

(dollars in thousands)
	June 30,	December 31,
	2014	2013
ASSETS

Cash and due from banks	$76,093	$100,096
Federal funds sold	12,395	5,095
Cash and cash equivalents	88,488	105,191

Securities available for sale	124,479	117,746
Loans, net of allowance for loan loss of $7,602 and $7,659 at June 30, 2014 and December 31, 2013, respectively	427,655	411,156
Bank premises and equipment, net	13,760	13,684
Other real estate owned	899	916
Interest receivable and other assets	23,038	23,160

	$678,319	$671,853

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$602,978	$602,633
Interest payable and other liabilities	3,972	4,703
Total liabilities	606,950	607,336

Commitments and contingencies

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,075,855 and 7,929,730 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	24,682	23,758
Additional paid-in capital	2,736	2,537
Retained earnings	42,930	38,985
Accumulated other comprehensive income (loss), net of tax	1,021	(763)

Total shareholders’ equity	71,369	64,517

	$678,319	$671,853

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2014 AND JUNE 30, 2013

(dollars in thousands, except per share amounts)	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
INTEREST INCOME
Interest and fees on loans	$5,343	$5,311	$10,648	$10,543
Interest on securities available for sale	933	870	1,848	1,657
Interest on federal funds sold	10	5	24	12
Interest on deposits with banks	51	54	94	111
Total interest income	6,337	6,240	12,614	12,323

INTEREST EXPENSE
Deposits	162	216	335	450
Total interest expense	162	216	335	450

Net interest income	6,175	6,024	12,279	11,873
(REVERSAL OF) PROVISION FOR LOAN LOSSES	(1,877)	100	(1,877)	200

Net interest income after (reversal of) provision for loan losses	8,052	5,924	14,156	11,673

OTHER INCOME
Service charges on deposits	336	299	645	585
Earnings on cash surrender value of life insurance	110	105	211	206
Mortgage commissions	49	86	78	137
Gains on called securities	4	16	12	35
Other	428	312	791	640
Total non-interest income	927	818	1,737	1,603

OTHER EXPENSES
Salaries and employee benefits	2,704	2,595	5,415	5,139
Occupancy expenses	713	741	1,458	1,481
Data processing fees	330	303	656	608
Regulatory assessments (FDIC & DBO)	120	120	240	240
Other operating expenses	1,122	975	2,101	1,905
Total non-interest expense	4,989	4,734	9,870	9,373

Net income before provision for income taxes	3,990	2,008	6,023	3,903

PROVISION FOR INCOME TAXES	1,453	634	2,078	1,229
NET INCOME	$2,537	$1,374	$3,945	$2,674

Preferred stock dividends	0	0	0	68

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$2,537	$1,374	$3,945	$2,606

NET INCOME PER COMMON SHARE	$0.32	$0.18	$0.50	$0.33

NET INCOME PER DILUTED COMMON SHARE	$0.32	$0.18	$0.49	$0.33

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2014 AND JUNE 30, 2013

(dollars in thousands)	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013

Net income	$2,537	$1,374	$3,945	$2,674
Available for sale securities:
Unrealized holding gains (losses) on securities arising during the current period, net of tax effect of $637 thousand and $1.3 million for the three and six month periods ended June 30, 2014, respectively and ($1.4) million and ($1.8) million for the comparable 2013 periods	911	(2,058)	1,791	(2,522)
Reclassification adjustment due to net gains realized on calls of securities, net of tax effect of $2 thousand and $5 thousand for the three and six months ended June 30, 2014, respectively and $7 thousand and $14 thousand for the comparable 2013 periods	(2)	(10)	(7)	(20)
Other comprehensive income (loss)	909	(2,068)	1,784	(2,542)
Comprehensive income (loss)	$3,446	$(694)	$5,729	$132

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2013 AND THE SIX-MONTH PERIOD ENDED JUNE 30, 2014 (UNAUDITED)

	YEAR ENDED DECEMBER 31, 2013 AND SIX MONTHS ENDED JUNE 30, 2014
							Accumulated
					Additional		Other	Total
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, December 31, 2012	7,907,780	$23,673	6,750	$6,750	$2,342	$33,960	$3,245	$69,969
Stock options exercised	11,250	85						85
Restricted stock issued	15,000
Restricted stock cancelled	(4,300)
Repurchase of Series B preferred stock			(6,750)	$(6,750)				(6,750)
Preferred stock dividend payments						(68)		(68)
Common stock dividend declared						(793)		(793)
Stock based compensation					195			195
Other comprehensive loss							(4,008)	(4,008)
Net income						5,886		5,886
Balances, December 31, 2013	7,929,730	$23,758	0	$0	$2,537	$38,985	$(763)	$64,517

Stock options exercised	122,625	$924						$924
Tax benefit on options exercised					52			52
Restricted stock issued	23,500
Stock based compensation					147			147
Other comprehensive income							1,784	1,784
Net income						3,945		3,945
Balances, June 30, 2014	8,075,855	$24,682	0	$0	$2,736	$42,930	$1,021	$71,369

The accompanying notes are an integral part of these consolidated financial statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2014 AND JUNE 30, 2013

(dollars in thousands)	SIX MONTHS ENDED JUNE 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,945	$2,674
Adjustments to reconcile net earnings to net cash from operating activities:
(Reversal of) Provision for loan losses	(1,877)	200
Decrease in deferred fees/costs, net	(209)	(36)
Depreciation	299	577
Amortization of investment securities, net	85	137
Stock based compensation	147	88
Excess tax benefits from stock-based payment arrangements	(52)	0
(Gain) Loss on sale of premises and equipment	(3)	32
OREO write downs and loss on sale	17	1
Gain on called available for sale securities	(12)	(35)
Earnings on cash surrender value of life insurance	(211)	(206)
Increase in interest payable and other liabilities	63	25
Decrease (increase) in interest receivable	81	(251)
Decrease (increase) in other assets	190	(225)
Net cash from operating activities	2,463	2,981

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(14,149)	(30,333)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	10,373	10,450
Net increase in loans	(14,413)	(2,147)
Purchase of FHLB Stock	(104)	0
Purchase of BOLI policies	(1,029)	0
Proceeds from sale of OREO	0	54
Proceeds from sales of premises and equipment	3	6
Net purchases of premises and equipment	(375)	(33)
Net cash used in investing activities	(19,694)	(22,003)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(793)	0
Preferred stock dividend payment	0	(68)
Repurchase of Series B preferred stock	0	(6,750)
Net increase (decrease) in demand deposits and savings accounts	1,796	(5,915)
Net decrease in time deposits	(1,451)	(3,948)
Excess tax benefits from stock-based payment arrangements	52	0
Proceeds from sale of common stock and exercise of stock options	924	85
Net cash from (used in) financing activities	528	(16,596)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,703)	(35,618)

CASH AND CASH EQUIVALENTS, beginning of period	105,191	141,335

CASH AND CASH EQUIVALENTS, end of period	$88,488	$105,717

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$357	$465
Income taxes	$2,075	$1,190

NON-CASH INVESTING ACTIVITIES:
Real estate acquired through foreclosure	$0	$1,882
Change in unrealized gain (loss) on available-for-sale securities	$3,030	$(4,319)

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

The interim consolidated financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results of a full year’s operations. Certain prior year amounts have been reclassified to conform to the current year presentation. There was no effect on net income or shareholders’ equity as a result of reclassifications. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2013.

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

In May 2012, the Company repurchased from the U.S. Treasury 6,750 shares of Series B Preferred Stock for aggregate consideration of $6.75 million. In March 2013, the Company repurchased the remaining 6,750 shares of Series B Preferred Stock for aggregate consideration of $6.75 million plus $67,500 for accrued interest. As of June 30, 2014, there are no outstanding shares of Series B Preferred Stock.

NOTE 4 – SECURITIES

The amortized cost and estimated fair values of debt securities as of June 30, 2014 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$46,636	$1,814	$(484)	$47,966
Collateralized mortgage obligations	8,138	290	(50)	8,378
Municipalities	48,244	1,185	(1,002)	48,427
SBA pools	920	0	(2)	918
Corporate debt	6,711	116	0	6,827
Asset backed securities	9,068	42	(65)	9,045
Mutual fund	3,026	0	(108)	2,918
	$122,743	$3,446	$(1,711)	$124,479

The following tables detail the gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2014.

(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$2,818	$(51)	$9,484	$(433)	$12,302	$(484)
Collateralized mortgage obligations	1,535	(50)	0	0	1,535	(50)
Municipalities	7,075	(70)	21,177	(932)	28,252	(1,002)
SBA pools	0	0	914	(2)	914	(2)
Corporate debt	0	0	0	0	0	0
Asset backed securities	2,811	(55)	2,922	(10)	5,733	(65)
Mutual fund	0	0	2,918	(108)	2,918	(108)
Total temporarily impaired securities	$14,239	$(226)	$37,415	$(1,485)	$51,654	$(1,711)

At June 30, 2014, there were 7 U.S. agencies, 25 municipalities, two SBA pools, one asset backed security and one mutual fund that comprised the total securities in an unrealized loss position for greater than 12 months and one U.S. agency, one collateralized mortgage obligation, 9 municipalities, and two asset backed securities that make up the total securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and volatility of the security’s fair value. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes and the Company does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities at June 30, 2014, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$9,755	$9,429
Due after one year through five years	31,628	33,530
Due after five years through ten years	38,896	38,293
Due after ten years	42,464	43,227
	$122,743	$124,479

The amortized cost and estimated fair values of debt securities as of December 31, 2013, are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$52,539	1,844	$(1,268)	$53,115
Collateralized mortgage obligations	9,580	248	(47)	9,781
Municipalities	42,304	953	(2,988)	40,269
SBA Pools	1,088	-	(7)	1,081
Corporate debt	4,697	128	-	4,825
Asset Backed Securities	5,858	28	(29)	5,857
Mutual Fund	2,975	-	(157)	2,818
	$119,041	$3,201	$(4,496)	$117,746

The following tables detail the gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2013.

(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$21,700	$(1,012)	$1,740	$(256)	$23,440	$(1,268)
Collateralized mortgage obligations	1,642	(47)	—	—	1,642	(47)
Municipalities	25,502	(2,762)	2,879	(226)	28,381	(2,988)
SBA Pools	829	(5)	246	(2)	1,075	(7)
Corporate debt	—	—	—	—	—	—
Asset Backed Securities	3,894	(29)	—	—	3,894	(29)
Mutual Fund	2,818	(157)	—	—	2,818	(157)
Total temporarily impaired securities	$56,385	$(4,012)	$4,865	$(484)	$61,250	$(4,496)

We recognized a gain of $4,000 and $12,000 for the three and six month periods ended June 30, 2014, on certain available-for-sale securities that were partially called, which compares to $16,000 and $35,000 in the same periods of 2013. There were no sales of available-for-sale securities during the first six months of 2014 and 2013.

Securities carried at $68,006,000 and $72,371,000 at June 30, 2014 and December 31, 2013, respectively, were pledged to secure deposits of public funds.

NOTE 5 – LOANS

Our customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of June 30, 2014, approximately 82% of the Company’s loans are commercial real estate loans which include construction loans. Approximately 9% of the Company’s loans are for general commercial uses including professional, retail, and small business. Additionally, 6% of the Company’s loans are for residential real estate and other consumer loans. The remaining 3% are agriculture loans. Loan totals were as follows:

(in thousands)	June 30, 2014	December 31, 2013
Commercial real estate:
Commercial real estate- construction	$14,575	$15,555
Commercial real estate- mortgages	309,363	285,840
Land	11,065	11,157
Farmland	21,142	20,321
Commercial and industrial	38,815	48,787
Consumer	843	883
Consumer residential	25,542	25,623
Agriculture	14,326	11,272
Total loans	435,671	419,438

Less:
Deferred loan fees and costs, net	(414)	(623)
Allowance for loan losses	(7,602)	(7,659)
Net loans	$427,655	$411,156

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At June 30, 2014, commercial real estate loans equal to approximately 33.8% of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.

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

Non-accrual loans, segregated by class of loans, were as follows:

(in thousands)	June 30, 2014	December 31, 2013
Commercial real estate:
Commercial real estate- construction	$0	$0
Commercial real estate- mortgages	0	1,047
Land	3,736	1,183
Farmland	82	92
Commercial and industrial	348	18
Consumer	0	0
Consumer residential	0	0
Agriculture	0	0
Total non-accrual loans	$4,166	$2,340

Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income of approximately $59,000 and $190,000 in the three and six month periods ended June 30, 2014, as compared to $129,000 and $306,000 in the same periods of 2013.

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of June 30, 2014 (in thousands):

June 30, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	0	0	$0	$14,575	$14,575	$0
Commercial R.E. - mortgages	0	0	0	0	309,363	309,363	0
Land	0	0	3,223	3,223	7,842	11,065	0
Farmland	0	0	82	82	21,060	21,142	0
Commercial and industrial	16	0	332	348	38,467	38,815	0
Consumer	0	0	0	0	843	843	0
Consumer residential	150	0	0	150	25,392	25,542	0
Agriculture	0	0	0	0	14,326	14,326	0
Total	$166	$0	$3,637	$3,803	$431,868	$435,671	$0

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of December 31, 2013 (in thousands):

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	0	0	$0	$15,555	$15,555	$0
Commercial R.E. - mortgages	1,348	0	1,046	2,394	283,446	285,840	0
Land	0	2,651	659	3,310	7,847	11,157	0
Farmland	0	0	92	92	20,229	20,321	0
Commercial and industrial	0	1,407	0	1,407	47,380	48,787	0
Consumer	0	0	0	0	883	883	0
Consumer residential	0	0	0	0	25,623	25,623	0
Agriculture	0	0	0	0	11,272	11,272	0
Total	$1,348	$4,058	$1,797	$7,203	$412,235	$419,438	$0

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. There was no interest income realized on impaired loans for the three and six months ended June 30, 2014 and 2013. Average recorded investment in impaired loans was $4.71 million and $4.25 million for the three and six months ended June 30, 2014, as compared to $3.92 million and $5.24 million for the same periods of 2013. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Impaired loans as of June 30, 2014 and December 31, 2013 are set forth in the following table.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
June 30, 2014
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	785
Land	3,965	0	3,736	3,736	1,068	3,111
Farmland	88	82	0	82	0	87
Commercial and Industrial	360	348	0	348	0	267
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Total	$4,413	$430	$3,736	$4,166	$1,068	$4,250

December 31, 2013
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$51
Commercial R.E. - mortgages	3,049	1,047	0	1,047	0	1,980
Land	1,320	0	1,183	1,183	392	1,635
Farmland	95	92	0	92	0	62
Commercial and Industrial	27	18	0	18	0	20
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	354
Agriculture	0	0	0	0	0	0
Total	$4,491	$1,157	$1,183	$2,340	$392	$4,102

Troubled Debt Restructurings – In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

At June 30, 2014, there were 6 loans and leases that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $4,083,000. At December 31, 2013, there were 3 loans and leases that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $1,201,000. At June 30, 2014 and December 31, 2013 there were no unfunded commitments on loans classified as a troubled debt restructures. We have allocated $1,068,000 and $392,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of June 30, 2014 and December 31, 2013, respectively.

The modification of the terms of such loans typically includes one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date; or a temporary payment modification in which the payment amount allocated towards principal was reduced. In some cases, a permanent reduction of the accrued interest on the loan is conceded. During the three and six month periods ended June 30, 2014, the terms of three and four loans, respectively, were modified as troubled debt restructurings by reducing the interest rates and extending the maturity dates.

The following tables presents loans by class modified as troubled debt restructurings that occurred during the three and six month periods ended June 30, 2014 and 2013:

	Three Months Ended			Three Months Ended
(in thousands)	June 30, 2014			June 30, 2013
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Commercial R.E. - construction	0	$0	$0	0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	2	2,565	2,565	0	0	0
Farmland	0	0	0	0	0	0
Commercial and Industrial	1	331	331	0	0	0
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Total	3	$2,896	$2,896	0	$0	$0

	Six Months Ended			Six Months Ended
(in thousands)	June 30, 2014			June 30, 2013
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Commercial R.E. - construction	0	$0	$0	0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	3	3,107	3,107	1	542	542
Farmland	0	0	0	0	0	0
Commercial and Industrial	1	331	331	0	0	0
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Total	4	$3,438	$3,438	1	$542	$542

The troubled debt restructuring during the three and six months ended June 30, 2014 did not increase the allowance for loan losses as a result of loan modifications because the loans are evaluated as an impaired loan and a specific valuation allowance would have already been allocated, if necessary, prior to the loan modification. There were no charge-offs as a result of loan modifications, as the contractual balances outstanding were determined to be collectible.

There were no loans modified as troubled debt restructurings within the previous twelve months and for which there was a payment default during the three and six month periods ended June 30, 2014 and 2013. A loan is considered to be in payment default once it is ninety days contractually past due under the modified terms.

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

8 Loss - Extensions of credit classified “loss” are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the credit has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off, even though partial recovery may be affected in the future. It should not be the Company’s practice to attempt long-term recoveries while the credit remains on the books. Losses should be taken in the period in which they surface as uncollectible.

As of June 30, 2014, there are no loans that are classified with a risk grade of 8- Loss.

The following table presents weighted average risk grades of our loan portfolio:

	June 30, 2014	December 31, 2013
	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.08	3.84
Commercial real estate - mortgages	3.17	3.14
Land	4.49	4.50
Farmland	3.01	3.04
Commercial and industrial	3.23	3.13
Consumer	2.32	2.31
Consumer residential	3.03	3.05
Agriculture	3.21	3.27
Total gross loans	3.19	3.20

The following table presents risk grade totals by class of loans as of June 30, 2014 and December 31, 2013. Risk grades 1 through 4 have been aggregated in the “Pass” line.

(in thousands)	Commercial R.E. Construction	Commercial R.E. Mortgages	Land	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

June 30, 2014
Pass	$14,575	$304,266	$7,329	$21,060	$33,142	$826	$25,241	$14,326	$420,765
Special mention	-	2,797	-	-	3,916	-	-	-	6,713
Substandard	-	2,300	3,736	82	1,757	17	301	-	8,193
Doubtful	-	-	-	-	-	-	-	-	-
Total loans	$14,575	$309,363	$11,065	$21,142	$38,815	$843	$25,542	$14,326	$435,671

December 31, 2013
Pass	$15,555	$278,533	$7,323	$20,229	$46,712	$867	$25,200	$11,272	$405,691
Special mention	-	3,758	-	-	253	-	-	-	4,011
Substandard	-	3,549	3,834	92	1,822	16	423	-	9,736
Doubtful	-	-	-	-	-	-	-	-	-
Total loans	$15,555	$285,840	$11,157	$20,321	$48,787	$883	$25,623	$11,272	$419,438

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2014 and 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses

For the Three and Six Months Ended June 30, 2014 and 2013

(in thousands)	Commercial	Commercial		Consumer
	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Three Months Ended June 30, 2014
Beginning balance	$6,192	$742	$45	$417	$215	$4	$7,615
Charge-offs	0	0	(15)	0	0	0	(15)
Recoveries	1,877	0	0	2	0	0	1,879
Provision	(1,813)	(182)	21	11	46	40	(1,877)
Ending balance	$6,256	$560	$51	$430	$261	$44	$7,602

Six Months Ended June 30, 2014
Beginning balance	$6,247	$663	$47	$440	$217	$45	$7,659
Charge-offs	(50)	0	(18)	0	0	0	(68)
Recoveries	1,877	0	1	10	0	0	1,888
Provision	(1,818)	(103)	21	(20)	44	(1)	(1,877)
Ending balance	$6,256	$560	$51	$430	$261	$44	$7,602

Three Months Ended June 30, 2013
Beginning balance	$6,536	$470	$43	$439	$203	$52	$7,743
Charge-offs	(200)	0	(1)	(78)	0	0	(279)
Recoveries	2		1	3	0	0	6
Provision	39	15	(1)	16	(17)	48	100
Ending balance	$6,377	$485	$42	$380	$186	$100	$7,570

Six Months Ended June 30, 2013
Beginning balance	$6,571	$474	$50	$384	$286	$210	$7,975
Charge-offs	(435)	0	(6)	(179)	0	0	(620)
Recoveries	8	0	2	5	0	0	15
Provision	233	11	(4)	170	(100)	(110)	200
Ending balance	$6,377	$485	$42	$380	$186	$100	$7,570

The following table details the allowance for loan losses and ending gross loan balances as of June 30, 2014 and December 31, 2013, summarized by collective and individual evaluation methods of impairment.

(in thousands)
	Commercial	Commercial		Consumer
	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
June 30, 2014
Allowance for loan losses for loans:
Individually evaluated for impairment	$1,068	$0	$0	$0	$0	$0	$1,068
Collectively evaluated for impairment	5,188	560	51	430	261	44	6,534
	$6,256	$560	$51	$430	$261	$44	$7,602

Ending gross loan balances:
Individually evaluated for impairment	$3,818	$348	$0	$0	$0	$0	$4,166
Collectively evaluated for impairment	352,327	38,467	843	25,542	14,326	0	431,505
	$356,145	$38,815	$843	$25,542	$14,326	$0	$435,671

December 31, 2013
Allowance for loan losses for loans:
Individually evaluated for impairment	$392	$0	$0	$0	$0	$0	$392
Collectively evaluated for impairment	5,855	663	47	440	217	45	7,267
	$6,247	$663	$47	$440	$217	$45	$7,659

Ending balances of loans:
Individually evaluated for impairment	$2,322	$18	$0	$0	$0	$0	$2,340
Collectively evaluated for impairment	330,551	48,769	883	25,623	11,272	0	417,099
	$332,873	$48,787	$883	$25,623	$11,272	$0	$419,438

Changes in the reserve for off-balance-sheet commitments were as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013

Balance, beginning of period	$131	$124	$134	$108
Provision (Recovery) to Operations for Off Balance Sheet Commitments	17	(2)	14	14
Balance, end of period	$148	$122	$148	$122

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

At June 30, 2014 and December 31, 2013, loans carried at $435,671,000 and $419,438,000, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 6 – OTHER REAL ESTATE OWNED

As of June 30, 2014 and December 31, 2013, the Company owned three properties classified as other real estate with outstanding balances of $899,000 and $916,000, respectively, which includes one property consisting of residential land that was written down to a zero balance. Each of these properties was acquired through loan foreclosure. The residential land property the Company owned at June 30, 2014 and December 31, 2013, was written down to a zero balance because the public utilities have not been obtainable rendering these land lots unmarketable at this time. There were no sales of OREO property during the six months ended June 30, 2014 and there was one sale of an OREO property during the same period of 2013 resulting in a loss on sale of approximately $1,000.

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

Future compensation under both plans is earned for services rendered through retirement. The Bank accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the plans. The Bank’s current benefit liability is determined based on vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which average approximately 20 years. The salary continuation liability as of June 30, 2014 and December 31, 2013 was $2,106,000 and $2,021,000, respectively, and is reported in interest payable and other liabilities on the condensed consolidated balance sheets.

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

The combined cash surrender value of all Bank-owned life insurance policies recorded in interest receivable and other assets on the condensed consolidated balance sheets were $13,323,000 and $12,083,000 at June 30, 2014 and December 31, 2013, respectively.

NOTE 8 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of June 30, 2014 and December 31, 2013. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

The estimated fair values of the Company’s financial instruments at June 30, 2014 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$88,488	$88,488	1
Restricted equity securities	3,275	3,275	2
Loans, net	427,655	441,257	3
Interest receivable	1,930	1,930	2

Financial liabilities:
Deposits	(602,978)	(538,758)	3
Interest payable	(38)	(38)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(580)	3

The estimated fair values of the Company’s financial instruments at December 31, 2013 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$105,191	$105,191	1
Restricted equity securities	3,170	3,170	2
Loans, net	411,156	426,433	3
Interest receivable	2,011	2,011	2

Financial liabilities:
Deposits	(602,633)	(590,495)	3
Interest payable	(60)	(60)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(526)	3

The following table presents the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the condensed consolidated balance sheets at each respective period end, by level within the fair value hierarchy as of June 30, 2014 and December 31, 2013.

	Fair Value Measurements at June 30, 2014 Using
(in thousands)	June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$47,966	$0	$47,966	$0
Collateralized mortgage obligations	8,378	0	8,378	0
Municipalities	48,427	0	48,427	0
SBA pools	918	0	918	0
Corporate debt	6,827	0	6,827	0
Asset backed securities	9,045	0	9,045
Mutual fund	2,918	2,918	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$1,815	$0	$0	$1,815
Other real estate owned	$899	$0	$0	$899

	Fair Value Measurements at December 31, 2013 Using
(in thousands)	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities
U.S. agencies	$53,116	$0	53,116	$0
Collateralized mortgage obligations	9,781	0	9,781	0
Municipalities	40,269	0	40,269	0
SBA pools	1,081	0	1,081	0
Corporate debt	4,825	0	4,825	0
Asset backed securities	5,856	0	5,856	0
Mutual fund	2,818	2,818	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$790	$0	$0	$790
Other real estate owned	$916	$0	$0	$916

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

There have been no significant changes in the valuation techniques during the period ended June 30, 2014.

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

The Company’s calculation of basic and diluted earnings per share (“EPS”) for the three and six month periods ended June 30, 2014 and 2013 are reflected in the table below.

	THREE MONTHS ENDED
(In thousands)	JUNE 30,
	2014	2013
BASIC EARNINGS PER SHARE

Net income available to common shareholders	$2,537	$1,374
Weighted average shares outstanding	7,954	7,802
Net income per common share	$0.32	$0.18

DILUTED EARNINGS PER SHARE

Net income available to common shareholders	$2,537	$1,374
Weighted average shares outstanding	7,954	7,802
Effect of dilutive stock options	2	7
Effect of dilutive non-vested restricted shares	46	34
Weighted average shares of common stock and common stock equivalents	8,002	7,843
Net income per diluted common share	$0.32	$0.18

	SIX MONTHS ENDED
(In thousands)	JUNE 30,
	2014	2013
BASIC EARNINGS PER SHARE

Net income available to common shareholders	$3,945	$2,606
Weighted average shares outstanding	7,916	7,790
Net income per common share	$0.50	$0.33

DILUTED EARNINGS PER SHARE

Net income available to common shareholders	$3,945	$2,606
Weighted average shares outstanding	7,916	7,790
Effect of dilutive stock options	8	12
Effect of dilutive non-vested restricted shares	48	35
Weighted average shares of common stock and common stock equivalents	7,972	7,837
Net income per diluted common share	$0.49	$0.33

During the three and six month periods ended June 30, 2014, anti-dilutive weighted average options to purchase 68,500 shares of common stock were outstanding, with prices ranging from $9.95 to $15.67. Anti-dilutive weighted average stock options of 69,995 and 71,738 were outstanding during the three and six month periods of 2013, with prices ranging from $8.25 to $15.67. These options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. These options begin to expire in 2015.

There were no anti-dilutive non-vested restricted stock grants for the three and six months ended June 30, 2014 and 2013.

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

Management believes the following were important factors in the Company’s performance during the three and six month periods ended June 30, 2014:

•

Thanks to our deep roots in the communities that we serve, our focus on customer care and our selectivity in lending, during the first six months of 2014, our performance has been better than most institutions of our size that compete in our market. Despite the stagnant economy affecting our primary market areas, we have been able to increase our core deposits to $589.5 million and have posted net income available to common shareholders of $0.32 and $0.49 per diluted share for the three and six month periods ended June 30, 2014, respectively. While published economic data indicates that the downturn is behind us, it is not clear at what speed the economy will recover.

•

The Company recognized net income available to common shareholders of $2,537,000 and $3,945,000 for the three and six month periods ended June 30, 2014, respectively, as compared to $1,374,000 and $2,606,000 for the same periods in 2013.  The Company recognized net income before preferred stock dividends of $3,945,000 for the six months ended June 30, 2014, as compared to $2,674,000 for the same period in 2013. The factors contributing to these results will be discussed below.

•

The Company recognized $68,000 in the first quarter ended March 31, 2013, associated with the accrual for preferred stock dividends for the Series B Preferred Stock that the U.S. Treasury owned under the Small Business Lending Fund (“SBLF”). The Company repurchased 6,750 shares of Series B Preferred Stock in May 2012 and the remaining 6,750 shares were repurchased in March 2013, therefore there were no shares of Series B Preferred Stock outstanding and no preferred stock dividends paid during 2014.

•

In the three and six month periods ended June 30, 2014, the Company recognized a $1,877,000 reversal of loan loss provisions due to a loan settlement of $2,923,000 which resulted in a net loan recovery of $1,877,000. This compares to loan loss provisions of $100,000 and $200,000, respectively, during the same periods in 2013. The decrease was mainly due to the loan recovery and management’s assessment of the appropriate level for the allowance for loan losses. The Company continues to monitor the Bank’s loan portfolio with the objective of avoiding defaults or write-downs.  The Board of Directors and all employees continue to work hard to ensure a high level of underwriting standards. Despite these actions, the possibility of additional losses cannot be eliminated.

•

Net interest income increased $151,000 or 2.5% and $406,000 or 3.4% for the three and six month periods ended June 30, 2014, respectively, compared to the same periods in 2013.  The increase was primarily due to growth of our loan and investment security portfolios.

•

Non-interest income increased by $109,000 or 13.3% and $134,000 or 8.4% for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013. The increase was primarily realized in service charge income due to an increase in the number of deposit accounts and increase investment service fee income.

•

Non-interest expense increased by $255,000 or 5.4% and $497,000 or 5.3% for the three and six month periods ended June 30, 2014, respectively, as compared to the same periods in 2013. The increase was mainly due to an increase in staffing necessary to support the loan and deposit growth and preparation for expansion into the Tracy market.

•

Total assets increased $6.5 million or 1.0% from December 31, 2013.  Total net loans increased by $16.5 million or 4.0% and investment securities increased by $6.7 million or 5.7% from December 31, 2013 to June 30, 2014, while deposits increased by $0.3 million or 0.1% for the same period.

Income Summary

For the three and six month periods ended June 30, 2014, the Company recorded net income available to common shareholders of $2,537,000 and $3,945,000, respectively, representing increases of $1,163,000 and $1,339,000, as compared to the same periods in 2013.  Return on average assets (annualized) was 1.50% and 1.17% for the three and six months ended June 30, 2014, respectively, as compared with 0.86% and 0.84% for the same periods in 2013.  Annualized return on average common equity was 14.53% and 11.65% for the three and six months ended June 30, 2014, respectively, as compared to 8.48% and 8.16% for the same periods of 2013.

Net income before provisions for income taxes and preferred stock dividends increased $1,982,000 and $2,120,000 for the three and six month periods ended June 30, 2014, respectively, from the comparable 2013 periods.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

	Effect on Pre-Tax Income	Effect on Pre-Tax Income
(In thousands)	Increase (Decrease)	Increase (Decrease)
	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Change from 2013 to 2014 in:
Net interest income	$151	$406
Provision for loan losses	1,977	2,077
Non-interest income	109	134
Non-interest expense	(255)	(497)
Change in income before income taxes	$1,982	$2,120

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three and six month periods ended June 30, 2014, net interest income was $6.2 million and $12.3 million, respectively, which represented increases of $151,000 or 2.5% and $406,000 or 3.4% from the comparable periods in 2013.

The net interest margin (net interest income as a percentage of average interest earning assets) was 4.07% and 4.06% for the three and six months period ended June 30, 2014, respectively, which declined compared to 4.18% and 4.11% for the same periods in 2013. The current low market interest rate environment has had a positive impact on net interest income in previous years because the Company’s balance sheet is liability sensitive which typically results in our average cost of funds decreasing faster than the average yield on interest earning assets in a declining rate environment. In 2014, we have not recognized this benefit to the same degree, as deposit interest rates are at historic lows and have essentially reached a threshold in which they cannot reasonably be further reduced. However, the cost of funds on interest-bearing liabilities did recognize a moderate decrease of 6 basis points and 7 basis points for the three and six months ended June 30, 2014, compared to 2013 due to further rate reductions and a shift from high cost CDs into demand deposit and savings accounts. In addition, average non-interest-bearing demand deposit balances increased by $16.9 million and $16.3 million, respectively, for the three and six month periods ended June 30, 2014, as compared to the same periods of 2013.

Earning asset yield decreased by 14 basis points and 11 basis points for the three and six month periods ended June 30, 2014, respectively, compared to the same periods of 2013. The yield on loans decreased by 31 basis points and 35 basis points for the second quarter and six month period of 2014, respectively, as compared to 2013, in spite of the significant portion of our loans that are at their contractual rate floors. This decrease in loan yield was primarily a result of competitive pressure on the pricing of new loan fundings. The drop in loan yield was offset by deploying a portion of the low yielding cash equivalent balances into loan and investment balances which recognized increases of $30.6 million and $11.3 million, respectively, in the six month period of 2014 as compared to 2013.

The following tables shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three and six month periods ended June 30, 2014 and 2013:

Net Interest Analysis

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield	Average Balance	Interest Income / Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$418,696	$5,527	5.29%	$391,381	$5,461	5.60%
Investment securities (2)	121,728	935	3.08%	115,476	872	3.03%
Federal funds sold	17,516	10	0.23%	8,499	5	0.24%
Interest-earning deposits	68,310	51	0.30%	77,972	54	0.28%
Total interest-earning assets	626,250	6,523	4.18%	593,328	6,392	4.32%
Total noninterest earning assets	52,332			45,978
Total Assets	678,582			639,306
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	14,223	1	0.03%	8,029	3	0.15%
Money market deposits	235,332	69	0.12%	236,951	84	0.14%
NOW deposits	94,114	15	0.06%	80,941	22	0.11%
Savings deposits	39,956	11	0.11%	35,663	13	0.15%
Time certificates of deposit $100,000 or more	33,375	49	0.59%	36,643	70	0.77%
Other time deposits	17,937	17	0.38%	19,875	24	0.48%
Total interest-bearing liabilities	434,937	162	0.15%	418,102	216	0.21%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	169,347			152,439
Other liabilities	4,242			3,773
Total noninterest-bearing liabilities	173,589			156,212
Shareholders' equity	70,056			64,992
Total liabilities and shareholders' equity	$678,582			$639,306
Net interest income		$6,361			$6,176
Net interest spread (3)			4.03%			4.11%
Net interest margin (4)			4.07%			4.18%

(1)  Loan fees have been included in the calculation of interest income.

(2) Yields and interest income on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

(5) Annual interest rates are computed by dividing the interest income/expense by the number of days in the period multiplied by 365.

	Six months ended			Six months ended
	June 30, 2014			June 30, 2013
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield	Average Balance	Interest Income / Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$418,661	$10,652	5.13%	$388,078	$10,547	5.48%
Investment securities (2)	120,338	2,205	3.70%	109,084	1,923	3.55%
Federal funds sold	20,477	24	0.24%	10,174	12	0.24%
Interest-earning deposits	68,826	94	0.28%	87,983	112	0.26%
Total interest-earning assets	628,302	12,975	4.16%	595,319	12,594	4.27%
Total noninterest earning assets	52,311			49,532
Total assets	680,613			644,851
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	12,897	3	0.05%	8,404	7	0.17%
Money market deposits	240,482	142	0.12%	241,812	178	0.15%
NOW deposits	93,997	31	0.07%	79,286	44	0.11%
Savings deposits	40,543	24	0.12%	33,959	27	0.16%
Time certificates of deposit $100,000 or more	33,545	99	0.60%	37,342	145	0.78%
Other time deposits	18,164	36	0.40%	19,956	49	0.50%
Total interest-bearing liabilities	439,628	335	0.15%	420,759	450	0.22%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	169,585			153,271
Other liabilities	4,013			3,738
Total noninterest-bearing liabilities	173,598			157,009
Shareholders' equity	67,387			67,083
Total liabilities and shareholders' equity	$680,613			$644,851
Net interest income		$12,640			$12,144
Net interest spread (3)			4.01%			4.05%
Net interest margin (4)			4.06%			4.11%

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

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three and six month periods ended June 30, 2014 and 2013.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

(In thousands)

	For the Three Months Ended
	June 30, 2014 vs 2013
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$381	$(315)	$66
Investment securities (2)	47	16	63
Federal funds sold	5	0	5
Interest-earning deposits	(7)	4	(3)
Total interest income	$426	$(295)	$131

Interest expense:
Interest-earning DDA	2	(4)	(2)
Money market deposits	(1)	(14)	(15)
NOW deposits	4	(11)	(7)
Savings deposits	2	(4)	(2)
Time CD $100K or more	(6)	(15)	(21)
Other time deposits	(2)	(5)	(7)
Total interest expense	$(1)	$(53)	$(54)

Change in net interest income	$427	$(242)	$185

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

The table above reflects the current low interest rate environment has impacted assets more than liabilities as indicated by the decrease of $241,000 in net interest income due to the rate change for the second quarter of 2014.  This is not typical for the Company, as we have historically been liability sensitive, however, deposit interest rates are at historic lows and have essentially reached a threshold in which they cannot reasonably be further reduced and existing loans are continuing to reprice downward while new loans are funding at historically low rates. The decrease in loan yields resulted in a $315,000 decrease to loan interest income for the quarter compared to prior year. The increase in earning asset balances combined with the overall change in mix of balances resulted in an increase of $427,000 to net interest income over the same period.

	For the Six Months Ended June 30,
	2014 vs 2013
	Increase (Decrease)
	in interest income and expense
	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$831	$(726)	$105
Investment securities (2)	198	84	282
Federal funds sold	12	0	12
Interest-earning deposits	(24)	6	(18)
Total interest income	$1,017	$(636)	$381

Interest expense:
Interest-earning DDA	4	(8)	(4)
Money market deposits	(1)	(35)	(36)
NOW deposits	8	(21)	(13)
Savings deposits	5	(8)	(3)
Time CD $100K or more	(15)	(31)	(46)
Other time deposits	(4)	(9)	(13)
Total interest expense	$(3)	$(112)	$(115)

Change in net interest income	$1,020	$(524)	$496

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

The table above reflects the current low interest rate environment has impacted assets more than liabilities as indicated by the decrease of $524,000 in net interest income due to the rate change for the six month period of 2014.  This is not typical for the Company, as we have historically been liability sensitive, however, deposit interest rates are at historic lows and have essentially reached a threshold in which they cannot reasonably be further reduced and existing loans are continuing to reprice downward while new loans are funding at historically low rates. The decrease in loan yields resulted in a $726,000 decrease to loan interest income year-to-date compared to last year. The increase in earning asset balances combined with the overall change in mix of balances resulted in an increase of $1,020,000 to net interest income over the same period.

 Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three and six month periods ended June 30, 2014, non-interest income was $927,000 and 1,737,000, representing increases of $109,000 or 13.3% and $134,000 or 8.4%, respectively, compared to the same periods in 2013.

The following tables show the major components of non-interest income:

(in thousands)	For the Three Months Ended June 30,
	2014	2013	$ change	% change
Service charges on deposits	$336	$299	$37	12.4%
Earnings on cash surrender value of life insurance	110	105	5	4.8%
Mortgage commissions	49	86	(37)	(43.0% )
Gains on called securities	4	16	(12)	(75.0% )
Other income	428	312	116	37.2%
Total non-interest income	$927	$818	$109	13.3%

(in thousands)	For the Six Months Ended June 30,
	2014	2013	$ change	% change
Service charges on deposits	$645	$585	$60	10.3%
Earnings on cash surrender value of life insurance	211	206	5	2.4%
Mortgage commissions	78	137	(59)	(43.1% )
Gains on called securities	12	35	(23)	(65.7% )
Other income	791	640	151	23.6%
Total non-interest income	$1,737	$1,603	$134	8.4%

Service charges on deposits increased by $37,000 and $60,000 for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, as a result of an increase in the number of transaction deposit accounts.

Mortgage commissions have decreased by $37,000 and $59,000 for the three and six month periods ended June 30, 2014, as compared to the same periods of 2013 as a result of the slow demand for home purchases and refinancing due in part to the increase in long-term interest rates compared to last year.

Other income increased by $116,000 and $151,000 for the three and six month periods ended June 30, 2014, as compared to the same periods of 2013 mainly as a result of the year-to-date increases of $49,000 in FHLB stock dividend income, $48,000 in debit card fee income and $41,000 in investment service fee income.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

(in thousands)	For the Three Months Ended June 30,
	2014	2013	$ change	% change
Salaries and employee benefits	$2,704	$2,595	$109	4.2%
Occupancy	713	741	(28)	(3.8% )
Data processing fees	330	303	27	8.9%
Regulatory assessments (FDIC & DBO)	120	120	0	0.0%
Other	1,122	975	147	15.1%
Total non-interest income	$4,989	$4,734	$255	5.4%

(in thousands)	For the Six Months Ended June 30,
	2014	2013	$ change	% change
Salaries and employee benefits	$5,415	$5,139	$276	5.4%
Occupancy	1,458	1,481	(23)	(1.6% )
Data processing fees	656	608	48	7.9%
Regulatory assessments (FDIC & DFI)	240	240	0	0.0%
Other	2,101	1,905	196	10.3%
Total non-interest income	$9,870	$9,373	$497	5.3%

Non-interest expenses increased by $255,000 or 5.4% and $497,000 or 5.3% for the three and six months ended June 30, 2014, respectively, as compared to the same periods of 2013.  Salaries and employee benefits increased $109,000 and $276,000 for the three and six months ended June 30, 2014, respectively, as compared to the same periods of 2013, primarily due to full time equivalent staffing increase from 134 to 144 to support continued loan and deposit growth.

Data processing fees increased by $27,000 and $48,000 for the three and six month periods ended June 30, 2014, respectively, as a result of an increased number of transaction accounts. Other expense increased by $147,000 and $196,000 for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013, due to a combination of expenses incurred to support the growth of our product lines and services.

FDIC and DBO (California Department of Business Oversight) regulatory assessments were $120,000 and $240,000 for the three and six months ended June 30, 2014 and 2013, respectively.  The initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC. The assessment rate decreased as a result of our improved risk profile, but was offset by a higher deposit base in 2014 as compared to 2013, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis.

Occupancy expenses decreased by $28,000 and $23,000 for the three and six months ended June 30, 2014, respectively, as compared to the same periods of 2013, which is primarily due to the acquisition of the corporate headquarter building in the fourth quarter of 2013 and the resulting lower overhead.

Management anticipates that non-interest expense will continue to increase as we continue to grow.  However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Income Taxes

We reported a provision for income taxes of $1,453,000 and $2,078,000 for the three and six month periods ended June 30, 2014, respectively, representing increases of $819,000 and $849,000 as compared to the provisions reported in the comparable periods of 2013. The effective income tax rate on income from continuing operations was 36.4% and 34.5% for the three and six months ended June 30, 2014, respectively, compared to 31.6% and 31.5% for the comparable periods of 2013. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans). The disparity between the effective tax rates for 2014 as compared to 2013 is primarily due to tax credits from California Enterprise Zones and low income housing projects as well as tax free-income on loans within these enterprise zones and municipal securities and loans that comprise a larger proportion of pre-tax income in 2013 as compared to 2014.

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

Non-accrual loans totaled $4.17 million at June 30, 2014, as compared to $2.34 million at December 31, 2013.  The non-accrual loans as of June 30, 2014 are loans made to five borrowers primarily for purposes of commercial real estate. As of June 30, 2014, we had six loans considered troubled debt restructurings totaling $4.08 million, all of which are included in non-accrual loans.

OREO as of June 30, 2014 consisted of three properties, one of which was a residential land acquired through foreclosure that was written down to a zero balance because the public utilities have not been obtainable rendering these land lots unmarketable at this time. The other two OREO properties consisted of commercial real estate totaling $899,000 and were acquired through foreclosure.

The following table presents information about the Bank’s non-performing assets, including asset quality ratios as of June 30, 2014 and December 31, 2013:

Non-Performing Assets

(in thousands)	June 30,	December 31,
	2014	2013
Loans in non-accrual status	$4,166	$2,340
Loans past due 90 days or more and accruing	0	0
Total non-performing loans	4,166	2,340
Other real estate owned	899	916
Total non-performing assets	$5,065	$3,256

Allowance for loan losses	$7,602	$7,659

Asset quality ratios:
Non-performing assets to total assets	0.75%	0.48%
Non-performing loans to total loans	0.96%	0.56%
Allowance for loan losses to total loans	1.74%	1.83%
Allowance for loan losses to total non-performing loans	182.5%	327.4%

Non-performing assets increased by $1.8 million as of June 30, 2014, as compared to December 31, 2013, as a result of $3.0 million of loans placed on non-accrual loans status during the first quarter of 2014. This was offset by principal payments of $1.1 million and charge-offs of $62,000. There was a write down of $17,000 during the second quarter of 2014 on one OREO property leaving the balance at $899,000 at June 30, 2014, as the Company continued to hold the three properties mentioned above.

Allowance for Loan and Lease Losses (“ALLL”)

In anticipation of credit risk inherent in our lending business, we routinely set aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges made for the outstanding loan portfolio have been credited to the allowance for loan losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company recorded a reversal of $1,877,000 for loan loss provisions for the three and six month periods in 2014, as compared to the $100,000 and $200,000 in provisions recorded in the same periods of 2013.

The allowance for loan losses decreased by $57,000 or 0.7%, to $7.60 million at June 30, 2014, as compared with $7.66 million at December 31, 2013.  The Company recognized the decrease in the allowance for loan losses during the first six months of the year due to the net loan recoveries of $1.82 million, which was offset with the loan loss provision reversal of $1.88 million. The decrease to the allowance for loan losses and increase in gross loans resulted in a decrease in the allowance for loan losses as a percentage of total loans to 1.74% at June 30, 2014, as compared to 1.83% at December 31, 2013.

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

Although management believes the allowance at June 30, 2014 was adequate to absorb probable losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on our service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of June 30, 2014, and December 31, 2013, we had $88.5 million and $105.2 million, respectively, in cash and cash equivalents.

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

Deposits

Total deposits at June 30, 2014 were $603.0 million, a $345,000 or 0.1% increase from the deposit total of $602.6 million at December 31, 2013.  Average deposits increased $35.2 million to $609.2 million for the six month period ended June 30, 2014 as compared to the same period in 2013. We attracted deposits due to the safety and soundness of the Bank and our focus on customer service.

Deposits Outstanding

	June 30,	December 31,	Six month change
(in thousands)	2014	2013	$	%

Demand	$184,600	$187,577	$(2,977)	(1.6%	)
NOW	95,610	90,758	4,852	5.3%
MMDA	232,732	236,547	(3,815)	(1.6%	)
Savings	38,510	34,774	3,736	10.7%
Time < $100K	17,638	18,723	(1,085)	(5.8%	)
Time > $100K	33,888	34,254	(366)	(1.1%	)
	$602,978	$602,633	$345	0.1%

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Four of our clients carry deposit balances of more than 1% of our total deposits, two of which had a deposit balance of more than 3% of total deposits at June 30, 2014.

Since our deposit growth strategy emphasizes core deposit growth we have avoided relying on brokered deposits as a consistent source of funds. The Company had $3.0 million and $1.9 million in brokered deposits as of June 30, 2014 and December 31, 2013, respectively. The only brokered deposits the Bank holds are from CDARS and ICS, a certificate of deposit and money market account program, respectively, that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer.

Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. Our outstanding FHLB advances were paid in full during the first quarter of 2012 and remained a zero balance at December 31, 2013 and June 30, 2014, due to elevated liquidity levels from increased deposits and loan payments that allowed us to pay the advances off. See “Liquidity Management” below for the details on the FHLB borrowings program.

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

The following table shows our capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at June 30, 2014 and December 31, 2013:

					To be well
					capitalized under
(in thousands)			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
Capital ratios for Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2014
Total capital (to Risk- Weighted Assets)	$75,485	14.6%	$41,253	>8.0%	$51,566	>10.0%
Tier I capital (to Risk- Weighted Assets)	$69,023	13.4%	$20,627	>4.0%	$30,940	>6.0%
Tier I capital (to Average Assets)	$69,023	10.2%	$27,138	>4.0%	$33,923	>5.0%

As of December 31, 2013
Total capital (to Risk- Weighted Assets)	$71,876	14.6%	$39,492	>8.0%	$49,365	>10.0%
Tier I capital (to Risk- Weighted Assets)	$65,685	13.3%	$19,746	>4.0%	$29,619	>6.0%
Tier I capital (to Average Assets)	$65,685	9.8%	$26,780	>4.0%	$33,475	>5.0%

Capital ratios for Bancorp:

As of June 30, 2014
Total capital (to Risk- Weighted Assets)	$76,703	14.9%	$41,260	>8.0%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$70,241	13.6%	$20,630	>4.0%	N/A	N/A
Tier I capital (to Average Assets)	$70,241	10.4%	$27,143	>4.0%	N/A	N/A

As of December 31, 2013
Total capital (to Risk- Weighted Assets)	$71,313	14.5%	$39,494	>8.0%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$65,122	13.2%	$19,747	>4.0%	N/A	N/A
Tier I capital (to Average Assets)	$65,122	9.7%	$26,782	>4.0%	N/A	N/A

Our bank subsidiary is also subject to capital requirements similar to those discussed above. The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above. At June 30, 2014, our bank subsidiary exceeded the minimum ratios established by the FRB and FDIC.

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

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. We obtain funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings. Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common and preferred stockholders. Our liquid assets at June 30, 2014 were $170.3 million compared to $183.3 million at December 31, 2013.  Our liquidity level measured as the percentage of liquid assets to total assets was 25.1% and 27.3% at June 30, 2014 and December 31, 2013, respectively. We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of June 30, 2014, our borrowing capacity from the FHLB was approximately $17.9 million and there were no outstanding advances. We also maintain 2 lines of credit with correspondent banks to purchase up to $25 million in federal funds, for which there were no advances as of June 30, 2014.

Off-Balance-Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of June 30, 2014 and December 31, 2013, we had commitments to extend credit of $58.0 million and $52.6 million, respectively, which includes obligations under letters of credit of $0.7 million and $0.3 million, respectively.

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

Oak Valley Bancorp
Date: August 13, 2014	By:	/s/ RICHARD A. MCCARTY
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