Form 10-Q
period 2014-09-30
Oak Valley Bancorp
filed 2014-11-13
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,074,855 shares of common stock outstanding as of November 3, 2014.

Oak Valley Bancorp

September 30, 2014

Table of Contents

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Consolidated Financial Statements	1

Condensed Consolidated Balance Sheets at September 30, 2014 (Unaudited), and December 31, 2013		1

Condensed Consolidated Statements of Income (Unaudited) for the Three and Nine Month Periods Ended September 30, 2014 and September 30, 2013		2

Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three and Nine Month Periods Ended September 30, 2014 and September 30, 2013		3

Condensed Consolidated Statements of Changes of Shareholders’ Equity for the Year Ended December 31, 2013 and the Nine-Month Period Ended September 30, 2014 (Unaudited)		4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine-Month Periods Ended September 30, 2014 and September 30, 2013		5

Notes to Condensed Consolidated Financial Statements		6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	42

PART II – OTHER INFORMATION		43

Item 1.	Legal Proceedings	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	44

PART I – FINANCIAL STATEMENTS

Item 1. Consolidated Financial Statements (Unaudited)

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

AT SEPTEMBER 30, 2014 (UNAUDITED) AND DECEMBER 31, 2013 (AUDITED)

(dollars in thousands)	September 30,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$104,977	$100,096
Federal funds sold	12,770	5,095
Cash and cash equivalents	117,747	105,191

Securities available for sale	124,199	117,746
Loans, net of allowance for loan loss of $7,541 and $7,659 at September 30, 2014 and December 31, 2013, respectively	427,843	411,156
Bank premises and equipment, net	13,614	13,684
Other real estate owned	884	916
Interest receivable and other assets	22,534	23,160

	$706,821	$671,853

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$630,178	$602,633
Interest payable and other liabilities	3,850	4,703
Total liabilities	634,028	607,336

Commitments and contingencies

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,074,855 and 7,929,730 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	24,682	23,758
Additional paid-in capital	2,798	2,537
Retained earnings	43,940	38,985
Accumulated other comprehensive income (loss), net of tax	1,373	(763)

Total shareholders’ equity	72,793	64,517

	$706,821	$671,853

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2014

(dollars in thousands, except per share amounts)	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013	2014	2013
INTEREST INCOME
Interest and fees on loans	$5,555	$5,276	$16,202	$15,819
Interest on securities available for sale	945	894	2,793	2,550
Interest on federal funds sold	6	5	30	17
Interest on deposits with banks	39	49	134	161
Total interest income	6,545	6,224	19,159	18,547

INTEREST EXPENSE
Deposits	156	194	490	643
Total interest expense	156	194	490	643

Net interest income	6,389	6,030	18,669	17,904
Provision for (reversal of) for loan losses	0	100	(1,877)	300

Net interest income after provision for (reversal of) loan losses	6,389	5,930	20,546	17,604

OTHER INCOME
Service charges on deposits	364	318	1,009	903
Earnings on cash surrender value of life insurance	111	101	321	306
Mortgage commissions	60	60	138	197
Gains on called securities	17	18	29	53
Other	388	369	1,180	1,009
Total non-interest income	940	866	2,677	2,468

OTHER EXPENSES
Salaries and employee benefits	2,796	2,451	8,210	7,590
Occupancy expenses	719	739	2,177	2,220
Data processing fees	339	331	995	938
Regulatory assessments (FDIC & DBO)	118	120	358	360
Other operating expenses	1,140	977	3,242	2,884
Total non-interest expense	5,112	4,618	14,982	13,992

Net income before provision for income taxes	2,217	2,178	8,241	6,080

PROVISION FOR INCOME TAXES	682	673	2,761	1,901
NET INCOME	$1,535	$1,505	$5,480	$4,179

Preferred stock dividends	0	0	0	68

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,535	$1,505	$5,480	$4,111

NET INCOME PER COMMON SHARE	$0.19	$0.19	$0.69	$0.53

NET INCOME PER DILUTED COMMON SHARE	$0.19	$0.19	$0.69	$0.52

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

(in thousands)	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013	2014	2013

Net income	$1,535	$1,505	$5,480	$4,179
Available for sale securities:
Unrealized holding gains (losses) on securities arising during the current period, net of tax effect of $253 thousand and $1.5 million for the three and nine month periods ended September 30, 2014, respectively, and ($1.1) million and ($2.9) million for the comparable 2013 periods	362	(1,626)	2,153	(4,147)
Reclassification adjustment due to net gains realized on calls of securities, net of tax effect of $7 thousand and $12 thousand for the three and nine months ended September 30, 2014, respectively, and $7 thousand and $22 thousand for the comparable 2013 periods	(10)	(10)	(17)	(31)
Other comprehensive income (loss)	352	(1,636)	2,136	(4,178)
Comprehensive income (loss)	$1,887	$(131)	$7,616	$1

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2013 AND THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2014 (UNAUDITED)

	YEAR ENDED DECEMBER 31, 2013 AND NINE MONTHS ENDED SEPTEMBER 30, 2014
							Accumulated
					Additional		Other	Total
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, December 31, 2012	7,907,780	$23,673	6,750	$6,750	$2,342	$33,959	$3,245	$69,969
Stock options exercised	11,250	85						85
Restricted stock issued	15,000
Restricted stock cancelled	(4,300)
Repurchase of Series B preferred stock			(6,750)	$(6,750)				(6,750)
Preferred stock dividend payments						(67)		(67)
Common stock dividend declared						(793)		(793)
Stock based compensation					195			195
Other comprehensive loss							(4,008)	(4,008)
Net income						5,886		5,886
Balances, December 31, 2013	7,929,730	$23,758	0	$0	$2,537	$38,985	$(763)	$64,517

Stock options exercised	122,625	$924						$924
Tax benefit on options exercised					52			52
Restricted stock issued	22,500
Common stock dividend declared						(525)		(525)
Stock based compensation					209			209
Other comprehensive income							2,136	2,136
Net income						5,480		5,480
Balances, September 30, 2014	8,074,855	$24,682	0	$0	$2,798	$43,940	$1,373	$72,793

The accompanying notes are an integral part of these consolidated financial statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND SEPTEMBER 30, 2013

	NINE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,480	$4,179
Adjustments to reconcile net earnings to net cash from operating activities:
(Reversal of) Provision for loan losses	(1,877)	300
(Decrease) increase in deferred fees/costs, net	(231)	43
Depreciation	471	861
Amortization of investment securities, net	120	195
Stock based compensation	209	142
Excess tax benefits from stock-based payment arrangements	(52)	0
(Gain) Loss on sale of premises and equipment	(3)	32
OREO write downs and loss (gain) on sale	32	(17)
Gain on called available for sale securities	(29)	(53)
Earnings on cash surrender value of life insurance	(321)	(306)
(Decrease) increase in interest payable and other liabilities	(58)	551
Decrease (increase) in interest receivable	153	(101)
Decrease (increase) in other assets	483	(59)
Net cash from operating activities	4,377	5,767

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(18,389)	(34,186)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	15,475	13,668
Net increase in loans	(14,579)	(25,358)
Purchase of FHLB Stock	(104)	0
Purchase of BOLI policies	(1,029)	0
Proceeds from sale of OREO	0	982
Proceeds from sales of premises and equipment	3	6
Net purchases of premises and equipment	(401)	(323)
Net cash used in investing activities	(19,024)	(45,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(1,318)	0
Preferred stock dividend payment	0	(68)
Repurchase of Series B preferred stock	0	(6,750)
Net increase in demand deposits and savings accounts	30,316	9,769
Net decrease in time deposits	(2,771)	(5,119)
Excess tax benefits from stock-based payment arrangements	52	0
Proceeds from sale of common stock and exercise of stock options	924	85
Net cash from (used in) financing activities	27,203	(2,083)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,556	(41,527)

CASH AND CASH EQUIVALENTS, beginning of period	105,191	141,335

CASH AND CASH EQUIVALENTS, end of period	$117,747	$99,808

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$510	$654
Income taxes	$2,075	$1,520

NON-CASH INVESTING ACTIVITIES:
Real estate acquired through foreclosure	$0	$1,882
Change in unrealized gain (loss) on available-for-sale securities	$3,630	$(7,099)

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

The interim consolidated financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results of a full year’s operations. Certain prior year amounts have been reclassified to conform to the current year presentation. There was no effect on net income or shareholders’ equity as a result of reclassifications. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2013.

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

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-14 Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40), Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. This update addresses classification of government-guaranteed mortgage loans, including those where guarantees are offered by the Federal Housing Administration (“FHA”), the U.S. Department of Housing and Urban Development (“HUD”), and the U.S. Department of Veterans Affairs (“VA”). Although current accounting guidance stipulates proper measurement and classification in situations where a creditor obtains from a debtor, assets in satisfaction of a receivable (such as through foreclosure), current guidance does not specify how to measure and classify foreclosed mortgage loans that are government-guaranteed. Under the provisions of this update, a creditor would derecognize a mortgage loan that has been foreclosed upon, and recognize a separate receivable if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. The amendments within this update are effective for annual and interim periods beginning after December 15, 2014. The Company does not believe the adoption of this update will have a material impact of the Company’s consolidated financial statements.

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

In May 2012, the Company repurchased from the U.S. Treasury 6,750 shares of Series B Preferred Stock for aggregate consideration of $6.75 million. In March 2013, the Company repurchased the remaining 6,750 shares of Series B Preferred Stock for aggregate consideration of $6.75 million plus $67,500 for accrued interest. As of September 30, 2014, there are no outstanding shares of Series B Preferred Stock.

NOTE 4 – SECURITIES

The amortized cost and estimated fair values of debt securities as of September 30, 2014 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$44,214	$1,693	$(397)	$45,510
Collateralized mortgage obligations	7,276	207	(49)	7,434
Municipalities	49,132	1,451	(557)	50,026
SBA pools	908	0	(2)	906
Corporate debt	6,719	119	(20)	6,818
Asset backed securities	10,564	60	(47)	10,577
Mutual fund	3,052	0	(124)	2,928
	$121,865	$3,530	$(1,196)	$124,199

The following tables detail the gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2014.

(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$4,091	$(17)	$8,230	$(380)	$12,321	$(397)
Collateralized mortgage obligations	0	0	1,486	(49)	1,486	(49)
Municipalities	4,059	(22)	18,420	(535)	22,479	(557)
SBA pools	0	0	901	(2)	901	(2)
Corporate debt	1,980	(20)	0	0	1,980	(20)
Asset backed securities	3,844	(28)	980	(19)	4,824	(47)
Mutual fund	0	0	2,928	(124)	2,928	(124)
Total temporarily impaired securities	$13,974	$(87)	$32,945	$(1,109)	$46,919	$(1,196)

At September 30, 2014, there were 6 U.S. agencies, 21 municipalities, two SBA pools, one collateralized mortgage obligation, one asset backed security and one mutual fund that comprised the total securities in an unrealized loss position for greater than 12 months and two U.S. agencies, 5 municipalities, one corporate debt, and two asset backed securities that make up the total securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and volatility of the security’s fair value. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes and the Company does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities at September 30, 2014, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$9,863	$9,622
Due after one year through five years	33,652	35,756
Due after five years through ten years	37,413	37,229
Due after ten years	40,937	41,592
	$121,865	$124,199

The amortized cost and estimated fair values of debt securities as of December 31, 2013, are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$52,539	1,844	$(1,268)	$53,115
Collateralized mortgage obligations	9,580	248	(47)	9,781
Municipalities	42,304	953	(2,988)	40,269
SBA Pools	1,088	-	(7)	1,081
Corporate debt	4,697	128	-	4,825
Asset Backed Securities	5,858	28	(29)	5,857
Mutual Fund	2,975	-	(157)	2,818
	$119,041	$3,201	$(4,496)	$117,746

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

We recognized a gain of $17,000 and $29,000 for the three and nine month periods ended September 30, 2014, on certain available-for-sale securities that were partially called, which compares to $18,000 and $53,000 in the same periods of 2013. There were no sales of available-for-sale securities during the first nine months of 2014 and 2013.

Securities carried at $64,702,000 and $72,371,000 at September 30, 2014 and December 31, 2013, respectively, were pledged to secure deposits of public funds.

NOTE 5 – LOANS

Our customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of September 30, 2014, approximately 80% of the Company’s loans are commercial real estate loans which include construction loans. Approximately 11% of the Company’s loans are for general commercial uses including professional, retail, and small business. Additionally, 6% of the Company’s loans are for residential real estate and other consumer loans. The remaining 3% are agriculture loans. Loan totals were as follows:

(in thousands)	September 30, 2014	December 31, 2013
Commercial real estate:
Commercial real estate- construction	$3,156	$15,555
Commercial real estate- mortgages	311,242	285,840
Land	10,780	11,157
Farmland	23,433	20,321
Commercial and industrial	48,197	48,787
Consumer	861	883
Consumer residential	25,944	25,623
Agriculture	12,163	11,272
Total loans	435,776	419,438

Less:
Deferred loan fees and costs, net	(392)	(623)
Allowance for loan losses	(7,541)	(7,659)
Net loans	$427,843	$411,156

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At September 30, 2014, commercial real estate loans equal to approximately 35.8% of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.

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

Non-accrual loans, segregated by class of loans, were as follows:

(in thousands)	September 30, 2014	December 31, 2013
Commercial real estate:
Commercial real estate- construction	$0	$0
Commercial real estate- mortgages	0	1,047
Land	3,031	1,183
Farmland	77	92
Commercial and industrial	341	18
Consumer	0	0
Consumer residential	0	0
Agriculture	0	0
Total non-accrual loans	$3,449	$2,340

Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income of approximately $46,000 and $235,000 in the three and nine month periods ended September 30, 2014, as compared to $172,000 and $487,000 in the same periods of 2013.

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of September 30, 2014 (in thousands):

September 30, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	0	0	$0	$3,156	$3,156	$0
Commercial R.E. - mortgages	0	0	0	0	311,242	311,242	0
Land	0	2	2,524	2,526	8,254	10,780	0
Farmland	0	0	77	77	23,356	23,433	0
Commercial and industrial	0	0	326	326	47,871	48,197	0
Consumer	0	0	0	0	861	861	0
Consumer residential	0	0	0	0	25,944	25,944	0
Agriculture	0	0	0	0	12,163	12,163	0
Total	$0	$2	$2,927	$2,929	$432,847	$435,776	$0

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

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. There was no interest income realized on impaired loans for the three and nine months ended September 30, 2014 and 2013. Average recorded investment in impaired loans was $3.87 million and $4.1 million for the three and nine months ended September 30, 2014, as compared to $2.97 million and $4.48 million for the same periods of 2013. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Impaired loans as of September 30, 2014 and December 31, 2013 are set forth in the following table.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
September 30, 2014
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	523
Land	3,215	0	3,031	3,031	873	3,202
Farmland	84	77	0	77	0	85
Commercial and Industrial	360	341	0	341	0	293
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Total	$3,659	$418	$3,031	$3,449	$873	$4,103

December 31, 2013
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$51
Commercial R.E. - mortgages	3,049	1,047	0	1,047	0	1,980
Land	1,320	0	1,183	1,183	392	1,635
Farmland	95	92	0	92	0	62
Commercial and Industrial	27	18	0	18	0	20
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	354
Agriculture	0	0	0	0	0	0
Total	$4,491	$1,157	$1,183	$2,340	$392	$4,102

Troubled Debt Restructurings – In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

At September 30, 2014, there were 5 loans and leases that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $3,372,000. At December 31, 2013, there were 3 loans and leases that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $1,201,000. At September 30, 2014 and December 31, 2013 there were no unfunded commitments on loans classified as a troubled debt restructures. We have allocated $873,000 and $392,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of September 30, 2014 and December 31, 2013, respectively.

The modification of the terms of such loans typically includes one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date; or a temporary payment modification in which the payment amount allocated towards principal was reduced. In some cases, a permanent reduction of the accrued interest on the loan is conceded. During the nine month period ended September 30, 2014, the terms of four loans were modified as troubled debt restructurings by reducing the interest rates and extending the maturity dates. No loans were modified as troubled debt restructurings during the third quarter of 2014 and 2013.

The following tables presents loans by class modified as troubled debt restructurings that occurred during the nine month periods ended September 30, 2014 and 2013:

	Nine Months Ended			Nine Months Ended
(in thousands)	September 30, 2014			September 30, 2013
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Commercial R.E. - construction	0	$0	$0	0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	3	3,107	3,107	1	542	542
Farmland	0	0	0	0	0	0
Commercial and Industrial	1	331	331	0	0	0
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Total	4	$3,438	$3,438	1	$542	$542

The troubled debt restructuring during the nine months ended September 30, 2014 did not increase the allowance for loan losses as a result of loan modifications because the loans are evaluated as an impaired loan and a specific valuation allowance would have already been allocated, if necessary, prior to the loan modification. There were no charge-offs as a result of loan modifications, as the contractual balances outstanding were determined to be collectible.

The following table presents loans by class modified as troubled debt restructurings within the previous twelve months and for which there was a payment default during the nine month periods ended September 30, 2014 and 2013. None of these modified loans had a payment default during the three month periods ended September 30, 2014 and 2013. For the nine months ended September 30, 2014, no loans modified within the previous twelve months had a payment default, as compared to a default on one modified loan in the same period of 2013. A loan is considered to be in payment default once it is ninety days contractually past due under the modified terms.

	Nine Months Ended
(in thousands)	September 30, 2013
	Number of Loans	Recorded Investment
Commercial real estate:
Commercial R.E. - construction	0	$0
Commercial R.E. - mortgages	0	0
Land	1	54
Farmland	0	0
Commercial and Industrial	0	0
Consumer	0	0
Consumer residential	0	0
Agriculture	0	0
Total	1	$54

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

As of September 30, 2014, there are no loans that are classified with a risk grade of 8- Loss.

The following table presents weighted average risk grades of our loan portfolio:

	September 30, 2014	December 31, 2013

	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.00	3.84
Commercial real estate - mortgages	3.15	3.14
Land	4.33	4.50
Farmland	3.01	3.04
Commercial and industrial	3.44	3.13
Consumer	2.17	2.31
Consumer residential	3.03	3.05
Agriculture	3.24	3.27
Total gross loans	3.20	3.20

The following table presents risk grade totals by class of loans as of September 30, 2014 and December 31, 2013. Risk grades 1 through 4 have been aggregated in the “Pass” line.

(in thousands)	Commercial R.E. Construction	Commercial R.E. Mortgages	Land	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

September 30, 2014
Pass	$3,156	$306,588	$7,749	$23,356	$41,460	$846	$25,643	$12,163	$420,961
Special mention	-	2,760	-	-	5,096	-	-	-	7,856
Substandard	-	1,894	3,031	77	1,641	15	301	-	6,959
Doubtful	-	-	-	-	-	-	-	-	-
Total loans	$3,156	$311,242	$10,780	$23,433	$48,197	$861	$25,944	$12,163	$435,776

December 31, 2013
Pass	$15,555	$278,533	$7,323	$20,229	$46,712	$867	$25,200	$11,272	$405,691
Special mention	-	3,758	-	-	253	-	-	-	4,011
Substandard	-	3,549	3,834	92	1,822	16	423	-	9,736
Doubtful	-	-	-	-	-	-	-	-	-
Total loans	$15,555	$285,840	$11,157	$20,321	$48,787	$883	$25,623	$11,272	$419,438

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2014 and 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses
For the Three and Nine Months Ended September 30, 2014 and 2013
(in thousands)	Commercial Real Estate	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Unallocated	Total
Three Months Ended September 30, 2014
Beginning balance	$6,256	$560	$51	$430	$261	$44	$7,602
Charge-offs	(53)	0	(10)	0	0	0	(63)
Recoveries	1	0	0	1	0	0	2
(Reversal of) provision for loan losses	(164)	111	6	(5)	(35)	87	0
Ending balance	$6,040	$671	$47	$426	$226	$131	$7,541

Nine Months Ended September 30, 2014
Beginning balance	$6,247	$663	$47	$440	$217	$45	$7,659
Charge-offs	(103)	0	(28)	0	0	0	(131)
Recoveries	1,878	0	1	11	0	0	1,890
(Reversal of) provision for loan losses	(1,982)	8	27	(25)	9	86	(1,877)
Ending balance	$6,040	$671	$47	$426	$226	$131	$7,541

Three Months Ended September 30, 2013
Beginning balance	$6,376	$485	$42	$380	186	$101	$7,570
Charge-offs	0	0	(4)	0	0	0	(4)
Recoveries	1	0	0	2	0	0	3
Provision for (reversal of) loan losses	32	70	3	(46)	26	15	100
Ending balance	$6,409	$555	$41	$336	$212	$116	$7,669

Nine Months Ended September 30, 2013
Beginning balance	$6,571	$474	$50	$384	$286	$210	$7,975
Charge-offs	(436)	0	(9)	(178)	0	0	(623)
Recoveries	8	0	3	6	0	0	17
Provision for (reversal of) loan losses	266	81	(3)	124	(74)	(94)	300
Ending balance	$6,409	$555	$41	$336	$212	$116	$7,669

The following table details the allowance for loan losses and ending gross loan balances as of September 30, 2014 and December 31, 2013, summarized by collective and individual evaluation methods of impairment.

(in thousands)	Commercial Real Estate	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Unallocated	Total
September 30, 2014
Allowance for loan losses for loans:
Individually evaluated for impairment	$873	$0	$0	$0	$0	$0	$873
Collectively evaluated for impairment	5,167	671	47	426	226	131	6,668
	$6,040	$671	$47	$426	$226	$131	$7,541

Ending gross loan balances:
Individually evaluated for impairment	$3,108	$341	$0	$0	$0	$0	$3,449
Collectively evaluated for impairment	345,503	47,856	861	25,944	12,163	0	432,327
	$348,611	$48,197	$861	$25,944	$12,163	$0	$435,776

December 31, 2013
Allowance for loan losses for loans:
Individually evaluated for impairment	$392	$0	$0	$0	$0	$0	$392
Collectively evaluated for impairment	5,855	663	47	440	217	45	7,267
	$6,247	$663	$47	$440	$217	$45	$7,659

Ending balances of loans:
Individually evaluated for impairment	$2,322	$18	$0	$0	$0	$0	$2,340
Collectively evaluated for impairment	330,551	48,769	883	25,623	11,272	0	417,099
	$332,873	$48,787	$883	$25,623	$11,272	$0	$419,438

Changes in the reserve for off-balance-sheet commitments were as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2014	2013	2014	2013

Balance, beginning of period	$148	122	$134	108
Provision to Operations for Off Balance Sheet Commitments	46	18	60	32
Balance, end of period	$194	140	$194	140

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

At September 30, 2014 and December 31, 2013, loans carried at $435,776,000 and $419,438,000, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 6 – OTHER REAL ESTATE OWNED

As of September 30, 2014 and December 31, 2013, the Company owned three properties classified as other real estate with outstanding balances of $884,000 and $916,000, respectively, which includes one property consisting of residential land that was written down to a zero balance. Each of these properties was acquired through loan foreclosure. The residential land property the Company owned at September 30, 2014 and December 31, 2013, was written down to a zero balance because the public utilities have not been obtainable rendering these land lots unmarketable at this time. There were no sales of OREO property during the nine months ended September 30, 2014 and there were two sales of OREO properties during the same period of 2013 resulting in a gain on sale of approximately $17,000.

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

Future compensation under both plans is earned for services rendered through retirement. The Bank accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the plans. The Bank’s current benefit liability is determined based on vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which average approximately 20 years. The salary continuation liability as of September 30, 2014 and December 31, 2013 was $2,164,000 and $2,021,000, respectively, and is reported in interest payable and other liabilities on the condensed consolidated balance sheets.

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

The combined cash surrender value of all Bank-owned life insurance policies recorded in interest receivable and other assets on the condensed consolidated balance sheets were $13,433,000 and $12,083,000 at September 30, 2014 and December 31, 2013, respectively.

NOTE 8 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of September 30, 2014 and December 31, 2013. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

The estimated fair values of the Company’s financial instruments at September 30, 2014 were as follows:

(in thousands)	Carrying Amount	Fair Value	Hierarchy Valuation Level
Financial assets:
Cash and cash equivalents	$117,747	$117,747	1
Restricted equity securities	3,274	3,274	2
Loans, net	427,843	439,638	3
Interest receivable	1,858	1,858	2

Financial liabilities:
Deposits	(630,178)	(562,822)	3
Interest payable	(40)	(40)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(763)	3

The estimated fair values of the Company’s financial instruments at December 31, 2013 were as follows:

(in thousands)	Carrying Amount	Fair Value	Hierarchy Valuation Level
Financial assets:
Cash and cash equivalents	$105,191	$105,191	1
Restricted equity securities	3,170	3,170	2
Loans, net	411,156	426,433	3
Interest receivable	2,011	2,011	2

Financial liabilities:
Deposits	(602,633)	(590,495)	3
Interest payable	(60)	(60)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(526)	3

The following table presents the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the condensed consolidated balance sheets at each respective period end, by level within the fair value hierarchy as of September 30, 2014 and December 31, 2013.

	Fair Value Measurements at September 30, 2014 Using
(in thousands)	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$45,510	$0	$45,510	$0
Collateralized mortgage obligations	7,434	0	7,434	0
Municipalities	50,026	0	50,026	0
SBA pools	906	0	906	0
Corporate debt	6,818	0	6,818	0
Asset backed securities	10,577	0	10,577
Mutual fund	2,928	2,928	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$1,774	$0	$0	$1,774
Other real estate owned	$884	$0	$0	$884

	Fair Value Measurements at December 31, 2013 Using
(in thousands)	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities
U.S. agencies	$53,115	$0	53,115	$0
Collateralized mortgage obligations	9,781	0	9,781	0
Municipalities	40,269	0	40,269	0
SBA pools	1,081	0	1,081	0
Corporate debt	4,825	0	4,825	0
Asset backed securities	5,857	0	5,857	0
Mutual fund	2,818	2,818	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$790	$0	$0	$790
Other real estate owned	$916	$0	$0	$916

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

There have been no significant changes in the valuation techniques during the period ended September 30, 2014.

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

The Company’s calculation of basic and diluted earnings per share (“EPS”) for the three and nine month periods ended September 30, 2014 and 2013 are reflected in the table below.

	THREE MONTHS ENDED
(In thousands)	SEPTEMBER 30,
	2014	2013
BASIC EARNINGS PER SHARE

Net income available to common shareholders	$1,535	$1,505
Weighted average shares outstanding	7,959	7,803
Net income per common share	$0.19	$0.19

DILUTED EARNINGS PER SHARE

Net income available to common shareholders	$1,535	$1,505
Weighted average shares outstanding	7,959	7,803
Effect of dilutive stock options	2	8
Effect of dilutive non-vested restricted shares	50	40
Weighted average shares of common stock and common stock equivalents	8,011	7,851
Net income per diluted common share	$0.19	$0.19

	NINE MONTHS ENDED
(In thousands)	SEPTEMBER 30,
	2014	2013
BASIC EARNINGS PER SHARE

Net income available to common shareholders	$5,480	$4,111
Weighted average shares outstanding	7,931	7,794
Net income per common share	$0.69	$0.53

DILUTED EARNINGS PER SHARE

Net income available to common shareholders	$5,480	$4,111
Weighted average shares outstanding	7,931	7,794
Effect of dilutive stock options	6	11
Effect of dilutive non-vested restricted shares	48	37
Weighted average shares of common stock and common stock equivalents	7,985	7,842
Net income per diluted common share	$0.69	$0.52

During the three and nine month periods ended September 30, 2014, anti-dilutive weighted average options to purchase 59,500 and 68,500 shares of common stock were outstanding, with prices ranging from $9.95 to $15.67. Anti-dilutive weighted average stock options of 69,500 and 71,313 were outstanding during the three and nine month periods of 2013, with prices ranging from $8.25 to $15.67. These options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. These options begin to expire in 2015.

There were no anti-dilutive non-vested restricted stock grants for the three and nine months ended September 30, 2014 and 2013.

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

Management believes the following were important factors in the Company’s performance during the three and nine month periods ended September 30, 2014:

•

Thanks to our deep roots in the communities that we serve, our focus on customer care and our selectivity in lending, during the first nine months of 2014, our performance has been better than most institutions of our size that compete in our market. Despite the stagnant economy affecting our primary market areas, we have been able to increase our core deposits to $616.1 million and have posted net income available to common shareholders of $0.19 and $0.69 per diluted share for the three and nine month periods ended September 30, 2014, respectively. While published economic data indicates that the downturn is behind us, it is not clear at what speed the economy will recover.

•

The Company recognized net income available to common shareholders of $1,535,000 and $5,480,000 for the three and nine month periods ended September 30, 2014, respectively, as compared to $1,505,000 and $4,111,000 for the same periods in 2013.  The Company recognized net income before preferred stock dividends of $5,480,000 for the nine months ended September 30, 2014, as compared to $4,179,000 for the same period in 2013. The factors contributing to these results will be discussed below.

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

•

In the nine month period ended September 30, 2014, the Company recognized a $1,877,000 reversal of loan loss provisions due to a loan settlement of $2,923,000 which resulted in a net loan recovery of $1,877,000. No provisions were recorded during the third quarter of 2014. This compares to loan loss provisions of $100,000 and $300,000, respectively, during the three and nine month periods in 2013. The decrease was mainly due to the loan recovery and management’s assessment of the appropriate level for the allowance for loan losses. The Company continues to monitor the Bank’s loan portfolio with the objective of avoiding defaults or write-downs.  The Board of Directors and all employees continue to work hard to ensure a high level of underwriting standards. Despite these actions, the possibility of additional losses cannot be eliminated.

•

Net interest income increased $359,000 or 6.0% and $765,000 or 4.3% for the three and nine month periods ended September 30, 2014, respectively, compared to the same periods in 2013.  The increase was primarily due to growth of our loan and investment security portfolios.

•

Non-interest income increased by $74,000 or 8.5% and $209,000 or 8.5% for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The increase was primarily realized in service charge income due to an increase in the number of deposit accounts and increase investment service fee income.

•

Non-interest expense increased by $494,000 or 10.7% and $990,000 or 7.1% for the three and nine month periods ended September 30, 2014, respectively, as compared to the same periods in 2013. The increase was mainly due to an increase in staffing necessary to support the loan and deposit growth and preparation for expansion into the Tracy market.

•

Total assets increased $35.0 million or 5.2% from December 31, 2013.  Total net loans increased by $16.7 million or 4.1% and investment securities increased by $6.5 million or 5.5% from December 31, 2013 to September 30, 2014, while deposits increased by $27.5 million or 4.6% for the same period.

Income Summary

For the three and nine month periods ended September 30, 2014, the Company recorded net income available to common shareholders of $1,535,000 and $5,480,000, respectively, representing increases of $30,000 and $1,369,000, as compared to the same periods in 2013.  Return on average assets (annualized) was 0.88% and 1.07% for the three and nine months ended September 30, 2014, respectively, as compared with 0.92% and 0.87% for the same periods in 2013.  Annualized return on average common equity was 8.44% and 10.53% for the three and nine months ended September 30, 2014, respectively, as compared to 9.45% and 8.59% for the same periods of 2013.

Net income before provisions for income taxes and preferred stock dividends increased $39,000 and $2,161,000 for the three and nine month periods ended September 30, 2014, respectively, from the comparable 2013 periods.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

(In thousands)	Effect on Pre-Tax Income Increase (Decrease) Three Months Ended September 30, 2014	Effect on Pre-Tax Income Increase (Decrease) Nine Months Ended September 30, 2014
Change from 2013 to 2014 in:
Net interest income	$359	$765
Provision for loan losses	100	2,177
Non-interest income	74	209
Non-interest expense	(494)	(990)
Change in income before income taxes	$39	$2,161

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three and nine month periods ended September 30, 2014, net interest income was $6.4 million and $18.7 million, respectively, which represented increases of $359,000 or 6.0% and $765,000 or 4.3% from the comparable periods in 2013.

The net interest margin (net interest income as a percentage of average interest earning assets) was 4.13% and 4.08% for the three and nine months period ended September 30, 2014, respectively, which remained relatively flat compared to 4.12% and 4.11% for the same periods in 2013. Overall, the Company has experienced net interest margin compression since the economic downturn in 2008 for several reasons: 1) deposit interest rates have essentially reached a threshold in which they cannot reasonably be further reduced, 2) competition in the lending market has driven new loan rates down, 3) loan and investment portfolio yields continue to decrease due to contractual repricing and 4) deposit growth has out-paced loan growth and the elevated interest-bearing cash balances, which yield approximately 0.25%, have compressed our net interest margin.

The cost of funds on interest-bearing liabilities did recognize a moderate decrease of 4 basis points and 5 basis points for the three and nine months ended September 30, 2014, compared to 2013 due to further rate reductions and a shift from high cost CDs into demand deposit and savings accounts. In addition, average non-interest-bearing demand deposit balances increased by $19.1 million and $16.7 million, respectively, for the three and nine month periods ended September 30, 2014, as compared to the same periods of 2013.

Earning asset yield decreased by 1 basis point and 7 basis points for the three and nine month periods ended September 30, 2014, respectively, compared to the same periods of 2013. The yield on loans decreased by 40 basis points and 31 basis points for the third quarter and nine month period of 2014, respectively, as compared to 2013, in spite of the significant portion of our loans that are at their contractual rate floors. This decrease in loan yield was primarily a result of competitive pressure on the pricing of new loan fundings. The drop in loan yield was offset by deploying a portion of the low yielding cash equivalent balances into loan and investment balances which recognized increases of $34.0 million and $9.0 million, respectively, in the nine month period of 2014 as compared to 2013.

The following tables shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three and nine month periods ended September 30, 2014 and 2013:

Net Interest Analysis

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield	Average Balance	Interest Income / Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$439,108	$5,557	5.02%	$398,490	$5,442	5.42%
Investment securities (2)	124,271	1,142	3.65%	119,768	896	2.97%
Federal funds sold	10,300	6	0.23%	9,042	5	0.22%
Interest-earning deposits	58,938	39	0.26%	70,236	49	0.28%
Total interest-earning assets	632,617	6,744	4.23%	597,536	6,392	4.24%
Total noninterest earning assets	57,935			48,493
Total Assets	690,552			646,029
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	15,865	2	0.05%	14,257	4	0.11%
Money market deposits	234,497	68	0.12%	234,430	72	0.12%
NOW deposits	97,935	15	0.06%	82,824	19	0.09%
Savings deposits	39,770	11	0.11%	37,554	14	0.15%
Time certificates of deposit $100,000 or more	33,639	48	0.57%	34,207	62	0.72%
Other time deposits	17,364	12	0.28%	19,449	23	0.47%
Other borrowings	0	0	0.00%	0	0	0.00%
Total interest-bearing liabilities	439,070	156	0.14%	422,721	194	0.18%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	175,438			156,314
Other liabilities	3,920			3,827
Total noninterest-bearing liabilities	179,358			160,141
Shareholders' equity	72,124			63,167
Total liabilities and shareholders' equity	$690,552			$646,029
Net interest income		$6,588			$6,198
Net interest spread (3)			4.09%			4.06%
Net interest margin (4)			4.13%			4.12%

(1)	Loan fees have been included in the calculation of interest income.
(2)	Yields and interest income on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.
(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(4)	Represents net interest income as a percentage of average interest-earning assets.
(5)	Annual interest rates are computed by dividing the interest income/expense by the number of days in the period multiplied by 365.

	Nine months ended September 30, 2014			Nine months ended September 30, 2013
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield	Average Balance	Interest Income / Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$425,552	$16,208	5.09%	$391,587	$15,824	5.40%
Investment securities (2)	121,663	3,347	3.68%	112,685	2,983	3.54%
Federal funds sold	17,048	30	0.24%	9,792	17	0.23%
Interest-earning deposits	65,494	134	0.27%	82,003	161	0.26%
Total interest-earning assets	629,757	19,719	4.19%	596,067	18,985	4.26%
Total noninterest earning assets	54,282			49,181
Total assets	684,039			645,248
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	13,897	4	0.04%	10,376	10	0.13%
Money market deposits	238,466	209	0.12%	239,325	251	0.14%
NOW deposits	95,324	48	0.07%	80,478	63	0.10%
Savings deposits	40,283	34	0.11%	35,170	41	0.16%
Time certificates of deposit $100,000 or more	33,591	145	0.58%	36,321	206	0.76%
Other time deposits	17,879	50	0.37%	19,750	72	0.49%
Other borrowings	2	0	0.00%	0	0	0.00%
Total interest-bearing liabilities	439,442	490	0.15%	421,420	643	0.20%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	170,988			154,297
Other liabilities	4,048			3,768
Total noninterest-bearing liabilities	175,036			158,065
Shareholders' equity	69,561			65,763
Total liabilities and shareholders' equity	$684,039			$645,248
Net interest income		$19,229			$18,342
Net interest spread (3)			4.04%			4.06%
Net interest margin (4)			4.08%			4.11%

(1)	Loan fees have been included in the calculation of interest income.
(2)	Yields and interest income on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.
(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(4)	Represents net interest income as a percentage of average interest-earning assets.
(5)	Annual interest rates are computed by dividing the interest income/expense by the number of days in the period multiplied by 365.

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three and nine month periods ended September 30, 2014 and 2013.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

(In thousands)	For the Three Months Ended September 30, 2014 vs 2013 Increase (Decrease) in interest income and expense due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$555	$(440)	$115
Investment securities (2)	34	212	246
Federal funds sold	1	0	1
Interest-earning deposits	(8)	(2)	(10)
Total interest income	$582	$(230)	$352

Interest expense:
Interest-earning DDA	0	(2)	(2)
Money market deposits	0	(4)	(4)
NOW deposits	3	(7)	(4)
Savings deposits	1	(4)	(3)
Time CD $100K or more	(1)	(13)	(14)
Other time deposits	(2)	(9)	(11)
Other borrowings	0	0	0
Total interest expense	$1	$(39)	$(38)

Change in net interest income	$581	$(191)	$390

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

The table above reflects the current low interest rate environment has impacted assets more than liabilities as indicated by the decrease of $191,000 in net interest income due to the rate change for the third quarter of 2014.  This is not typical for the Company, as we have historically been liability sensitive, however, deposit interest rates are at historic lows and have essentially reached a threshold in which they cannot reasonably be further reduced and existing loans are continuing to reprice downward while new loans are funding at historically low rates. The decrease in loan yields resulted in a $440,000 decrease to loan interest income for the quarter compared to prior year. The increase in earning asset balances combined with the overall change in mix of balances resulted in an increase of $581,000 to net interest income over the same period.

(In thousands)	For the Nine Months Ended September 30, 2014 vs 2013 Increase (Decrease) in interest income and expense due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$1,373	$(989)	$384
Investment securities (2)	238	126	364
Federal funds sold	13	0	13
Interest-earning deposits	(32)	5	(27)
Total interest income	$1,592	$(858)	$734

Interest expense:
Interest-earning DDA	3	(9)	(6)
Money market deposits	(1)	(41)	(42)
NOW deposits	12	(27)	(15)
Savings deposits	6	(13)	(7)
Time CD $100K or more	(15)	(46)	(61)
Other time deposits	(7)	(15)	(22)
Other borrowings	0	0	0
Total interest expense	$(2)	$(151)	$(153)

Change in net interest income	$1,594	$(707)	$887

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

The table above reflects the current low interest rate environment has impacted assets more than liabilities as indicated by the decrease of $707,000 in net interest income due to the rate change for the nine month period of 2014.  This is not typical for the Company, as we have historically been liability sensitive, however, deposit interest rates are at historic lows and have essentially reached a threshold in which they cannot reasonably be further reduced and existing loans are continuing to reprice downward while new loans are funding at historically low rates. The decrease in loan yields resulted in a $989,000 decrease to loan interest income year-to-date compared to last year. The increase in earning asset balances combined with the overall change in mix of balances resulted in an increase of $1,594,000 to net interest income over the same period.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three and nine month periods ended September 30, 2014, non-interest income was $940,000 and 2,677,000, representing increases of $74,000 or 8.5% and $209,000 or 8.5%, respectively, compared to the same periods in 2013.

The following tables show the major components of non-interest income:

(in thousands)	For the Three Months Ended September 30,
	2014	2013	$ change	% change
Service charges on deposits	$364	$318	$46	14.5%
Earnings on cash surrender value of life insurance	111	101	10	9.9%
Mortgage commissions	60	60	0	0.0%
Gains on called securities	17	18	(1)	(5.6% )
Other income	388	369	19	5.1%
Total non-interest income	$940	$866	$74	8.5%

(in thousands)	For the Nine Months Ended September 30,
	2014	2013	$ change	% change
Service charges on deposits	$1,009	$903	$106	11.7%
Earnings on cash surrender value of life insurance	321	306	15	4.9%
Mortgage commissions	138	197	(59)	(29.9% )
Gains on called securities	29	53	(24)	(45.3% )
Other income	1,180	1,009	171	16.9%
Total non-interest income	$2,677	$2,468	$209	8.5%

Service charges on deposits increased by $46,000 and $106,000 for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, as a result of an increase in the number of transaction deposit accounts.

Mortgage commissions have remained unchanged at $60,000 for the three month period and increased by $59,000 for the nine months ended September 30, 2014, as compared to the same periods of 2013 as a result of the slow demand for home purchases and refinancing.

Earnings on cash surrender value of life insurance increased by $10,000 and $15,000 for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, as a result of three new life insurance plans totaling $1.0 million purchased on directors during the first quarter of 2014.

Other income increased by $19,000 and $171,000 for the three and nine month periods ended September 30, 2014, as compared to the same periods of 2013 mainly as a result of the year-to-date increases of $64,000 in FHLB stock dividend income, $65,000 in debit card fee income and $32,000 in investment service fee income.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

(in thousands)	For the Three Months Ended September 30,
	2014	2013	$ change	% change
Salaries and employee benefits	$2,796	$2,451	$345	14.1%
Occupancy	719	739	(20)	(2.7%)
Data processing fees	339	331	8	2.4%
Regulatory assessments (FDIC & DBO)	118	120	(2)	(1.7%)
Other	1,140	977	163	16.7%
Total non-interest income	$5,112	$4,618	$494	10.7%

(in thousands)	For the Nine Months Ended September 30,
	2014	2013	$ change	% change
Salaries and employee benefits	$8,210	$7,590	$620	8.2%
Occupancy	2,177	2,220	(43)	(1.9% )
Data processing fees	995	938	57	6.1%
Regulatory assessments (FDIC & DBO)	358	360	(2)	(0.6% )
Other	3,242	2,884	358	12.4%
Total non-interest income	$14,982	$13,992	$990	7.1%

Non-interest expenses increased by $494,000 or 10.7% and $990,000 or 7.1% for the three and nine months ended September 30, 2014, respectively, as compared to the same periods of 2013.  Salaries and employee benefits increased $345,000 and $620,000 for the three and nine months ended September 30, 2014, respectively, as compared to the same periods of 2013, primarily due to full time equivalent staffing increase from 135 to 145 to support continued loan and deposit growth.

Data processing fees increased by $8,000 and $57,000 for the three and nine month periods ended September 30, 2014, respectively, as a result of an increased number of transaction accounts. Other expense increased by $163,000 and $358,000 for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013, due to a combination of expenses incurred to support the growth of our product lines and services.

FDIC and DBO (California Department of Business Oversight) regulatory assessments were $118,000 and $358,000 for the three and nine months ended September 30, 2014 and 2013, respectively.  The initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC. The assessment rate decreased as a result of our improved risk profile, but was offset by a higher deposit base in 2014 as compared to 2013, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis.

Occupancy expenses decreased by $20,000 and $43,000 for the three and nine months ended September 30, 2014, respectively, as compared to the same periods of 2013, which is primarily due to the acquisition of the corporate headquarter building in the fourth quarter of 2013 and the resulting lower overhead.

Management anticipates that non-interest expense will continue to increase as we continue to grow.  However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Income Taxes

We reported a provision for income taxes of $682,000 and $2,761,000 for the three and nine month periods ended September 30, 2014, respectively, representing increases of $9,000 and $860,000 as compared to the provisions reported in the comparable periods of 2013. The effective income tax rate on income from continuing operations was 30.8% and 33.5% for the three and nine months ended September 30, 2014, respectively, compared to 30.9% and 31.3% for the comparable periods of 2013. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans). The disparity between the effective tax rates for 2014 as compared to 2013 is primarily due to tax credits from California Enterprise Zones and low income housing projects as well as tax free-income on loans within these enterprise zones and municipal securities and loans that comprise a larger proportion of pre-tax income in 2013 as compared to 2014.

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

Non-accrual loans totaled $3.45 million at September 30, 2014, as compared to $2.34 million at December 31, 2013.  The non-accrual loans as of September 30, 2014 are loans made to four borrowers primarily for purposes of commercial real estate. As of September 30, 2014, we had five loans considered troubled debt restructurings totaling $3.37 million, all of which are included in non-accrual loans.

OREO as of September 30, 2014 consisted of three properties, one of which was a residential land acquired through foreclosure that was written down to a zero balance because the public utilities have not been obtainable rendering these land lots unmarketable at this time. The other two OREO properties consisted of commercial real estate totaling $884,000 and were acquired through foreclosure.

The following table presents information about the Bank’s non-performing assets, including asset quality ratios as of September 30, 2014 and December 31, 2013:

Non-Performing Assets

(in thousands)	September 30, 2014	December 31, 2013
Loans in non-accrual status	$3,449	$2,340
Loans past due 90 days or more and accruing	0	0
Total non-performing loans	3,449	2,340
Other real estate owned	884	916
Total non-performing assets	$4,333	$3,256

Allowance for loan losses	$7,541	$7,659

Asset quality ratios:
Non-performing assets to total assets	0.61%	0.48%
Non-performing loans to total loans	0.79%	0.56%
Allowance for loan losses to total loans	1.73%	1.83%
Allowance for loan losses to total non-performing loans	218.6%	327.4%

Non-performing assets increased by $1.1 million as of September 30, 2014, as compared to December 31, 2013, as a result of $3.0 million of loans placed on non-accrual loans status during the first quarter of 2014. This was offset by principal payments of $1.8 million and charge-offs of $62,000. There were write downs of $17,000 and $15,000 during the second and third quarters of 2014, respectively, on one OREO property leaving the balance at $884,000 at September 30, 2014, as the Company continued to hold the three properties mentioned above.

Allowance for Loan and Lease Losses (“ALLL”)

In anticipation of credit risk inherent in our lending business, we routinely set aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges made for the outstanding loan portfolio have been credited to the allowance for loan losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company recorded no loan loss provisions during the third quarter and a reversal of $1,877,000 for loan loss provisions during the nine month period of 2014, as compared to the $100,000 and $300,000 in provisions recorded in the same periods of 2013.

The allowance for loan losses decreased by $118,000 or 1.5%, to $7.54 million at September 30, 2014, as compared with $7.66 million at December 31, 2013.  The Company recognized the decrease in the allowance for loan losses during the first nine months of the year due to the net loan recoveries of $1.76 million, which was offset with the loan loss provision reversal of $1.88 million. The decrease to the allowance for loan losses and increase in gross loans resulted in a decrease in the allowance for loan losses as a percentage of total loans to 1.73% at September 30, 2014, as compared to 1.83% at December 31, 2013.

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

Although management believes the allowance at September 30, 2014 was adequate to absorb probable losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on our service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of September 30, 2014, and December 31, 2013, we had $117.7 million and $105.2 million, respectively, in cash and cash equivalents.

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

Deposits

Total deposits at September 30, 2014 were $630.2 million, a $27.5 million or 4.6% increase from the deposit total of $602.6 million at December 31, 2013.  Average deposits increased $34.7 million to $610.4 million for the nine month period ended September 30, 2014 as compared to the same period in 2013. We attracted deposits due to the safety and soundness of the Bank and our focus on customer service.

Deposits Outstanding

	September 30,	December 31,	Nine month change
(in thousands)	2014	2013	$	%

Demand	$203,347	$187,577	$15,770	8.4%
NOW	102,902	90,758	12,144	13.4%
MMDA	235,004	236,547	(1,543)	(0.7% )
Savings	38,719	34,774	3,945	11.3%
Time < $100K	17,165	18,723	(1,558)	(8.3% )
Time > $100K	33,041	34,254	(1,213)	(3.5% )
	$630,178	$602,633	$27,545	4.6%

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Five of our clients carry deposit balances of more than 1% of our total deposits, two of which had a deposit balance of more than 3% of total deposits at September 30, 2014.

Since our deposit growth strategy emphasizes core deposit growth we have avoided relying on brokered deposits as a consistent source of funds. The Company had $3.0 million and $1.9 million in brokered deposits as of September 30, 2014 and December 31, 2013, respectively. The only brokered deposits the Bank holds are from CDARS and ICS, a certificate of deposit and money market account program, respectively, that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer.

Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. Our outstanding FHLB advances were paid in full during the first quarter of 2012 and remained a zero balance at December 31, 2013 and September 30, 2014, due to elevated liquidity levels from increased deposits that allowed us to pay the advances off. See “Liquidity Management” below for the details on the FHLB borrowings program.

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

The following table shows our capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at September 30, 2014 and December 31, 2013:

(in thousands)	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Capital ratios for Bank:

As of September 30, 2014
Total capital (to Risk- Weighted Assets)	$77,180	14.7%	$41,926	>8.0%	$52,407	>10.0%
Tier I capital (to Risk- Weighted Assets)	$70,614	13.5%	$20,963	>4.0%	$31,444	>6.0%
Tier I capital (to Average Assets)	$70,614	10.2%	$27,619	>4.0%	$34,524	>5.0%

As of December 31, 2013
Total capital (to Risk- Weighted Assets)	$71,876	14.6%	$39,492	>8.0%	$49,365	>10.0%
Tier I capital (to Risk- Weighted Assets)	$65,685	13.3%	$19,746	>4.0%	$29,619	>6.0%
Tier I capital (to Average Assets)	$65,685	9.8%	$26,780	>4.0%	$33,475	>5.0%

Capital ratios for Bancorp:

As of September 30, 2014
Total capital (to Risk- Weighted Assets)	$77,862	14.9%	$41,931	>8.0%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$71,296	13.6%	$20,965	>4.0%	N/A	N/A
Tier I capital (to Average Assets)	$71,296	10.3%	$27,622	>4.0%	N/A	N/A

As of December 31, 2013
Total capital (to Risk- Weighted Assets)	$71,313	14.5%	$39,494	>8.0%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$65,122	13.2%	$19,747	>4.0%	N/A	N/A
Tier I capital (to Average Assets)	$65,122	9.7%	$26,782	>4.0%	N/A	N/A

Our bank subsidiary is also subject to capital requirements similar to those discussed above. The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above. At September 30, 2014, our bank subsidiary exceeded the minimum ratios established by the FRB and FDIC.

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

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. We obtain funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings. Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common and preferred stockholders. Our liquid assets at September 30, 2014 were $200.2 million compared to $183.3 million at December 31, 2013.  Our liquidity level measured as the percentage of liquid assets to total assets was 28.3% and 27.3% at September 30, 2014 and December 31, 2013, respectively. We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of September 30, 2014, our borrowing capacity from the FHLB was approximately $169.6 million and there were no outstanding advances. We also maintain 2 lines of credit with correspondent banks to purchase up to $25 million in federal funds, for which there were no advances as of September 30, 2014.

Off-Balance-Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of September 30, 2014 and December 31, 2013, we had commitments to extend credit of $76.4 million and $52.6 million, respectively, which includes obligations under letters of credit of $0.7 million and $0.3 million, respectively.

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

Oak Valley Bancorp
Date: November 10, 2014	By:	/s/ RICHARD A. MCCARTY
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