Form 10-K
period 2014-12-31
Oak Valley Bancorp
filed 2015-03-24
CIK 1431567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

As of December 31, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price per share of the registrant’s common stock as reported by the NASDAQ, was approximately $69 million.    As of March 17, 2015, there were 8,075,355 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 16, 2015 are incorporated by reference into Part III.

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

The Company is authorized to issue 50,000,000 shares of common stock, without par value, of which 8,074,855 are issued and outstanding at December 31, 2014, and 10,000,000 shares of preferred stock, without par value, of which no shares are issued and outstanding.

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

Expansion

Branch Expansion.    Since opening our doors of the main Oakdale branch in 1991, our network of branches and loan production offices have been expanded geographically. As of December 31, 2014, we maintained fifteen full-service branch offices (in addition to our corporate headquarters). Beginning in October 1995, we started our geographic expansion outside of Oakdale, by opening a Loan Production Office in Sonora, California. We subsequently opened a branch in Sonora and two branches in Modesto.  In September 2000, we expanded into the Eastern Sierra, opening a branch in Bridgeport, California under the name Eastern Sierra Community Bank.  Since that time we have added branches in Mammoth Lakes and Bishop. During 2005 and 2006, we aggressively increased our presence in the Central Valley, by opening branches in Turlock, Stockton, Patterson, Ripon and Escalon.  In March 2007, our corporate headquarters expanded by adding an adjacent historical building located in downtown Oakdale to its complex.  In 2011, we opened a third branch in Modesto and a branch in Manteca. In 2014, we opened a new branch in Tracy. We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as our needs and resources permit.

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

Primary Market Area

We conduct business from our main office in Oakdale, a city of approximately 21,500 residents located in Stanislaus County, California. Oakdale is approximately 15 miles from Modesto and sits at the foothills of the Sierra Nevada Mountains, at the edge of the California Central Valley agricultural area.  Through our branches, we serve customers in the Central Valley, from Fresno to Sacramento, and in foothill locations. We also reach into the Highway 395 corridor in the Eastern Sierras and in the towns of Bishop, Mammoth and Bridgeport.  Approximately 96% of our loans and 91% of our deposits are generated from the Central Valley. The Central Valley area includes Stanislaus, San Joaquin and Tuolumne counties and has a total population of over 3 million.

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

At December 31, 2014, the Bank’s authorized legal lending limits were $12.0 million for unsecured loans plus an additional $8.0 million for specific secured loans. Legal lending limits are calculated in conformance with California law, which prohibits a bank from lending to any one individual or entity or its related interests an aggregate amount which exceeds 15% of primary capital plus the allowance for loan losses on an unsecured basis, plus an additional 10% on a secured basis. The Bank’s primary capital plus allowance for loan losses at December 31, 2014 totaled $80.0 million.

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

Real Estate Loans.    We offer commercial real estate loans to finance the acquisition of new or the refinancing of existing commercial properties, such as office buildings, industrial buildings, warehouses, hotels, shopping centers, automotive industry facilities and multiple dwellings. At December 31, 2014, real estate loans constituted 85% of our loan portfolio, of which 93% were commercial loans.

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

As of December 31, 2014, the aggregate loan-to-value of the entire commercial real estate portfolio was 52.1%. Historical data suggests that the Company continues to maintain strong LTV, which has served as a cushion against precipitous reductions in real estate values. Non-owner occupied real estate comprises 42.6% of the Company’s total commitments, as of December 31, 2014. The loan-to-value on the non-owner occupied segment was 44.7%, as of December 31, 2014. The highest concentration by product type is office buildings, which comprised 30.3% of total CRE loan commitments outstanding, as of December 31, 2014.

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

As a member of the Federal Home Loan Bank system, we are required to invest in Federal Home Loan Bank stock based on a predetermined formula. Federal Home Loan Bank stock is a restricted investment security that can only be sold to other Federal Home Loan Bank members or redeemed by the Federal Home Loan Bank. As of December 31, 2014, we owned $2,517,000 in FHLB stock.

Advances from the Federal Home Loan Bank are typically secured by our entire real estate loan portfolio, which includes residential and commercial loans.  At December 31, 2014, our borrowing limit with the Federal Home Loan Bank was approximately $177 million.

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

As of June 30, 2014, our primary service areas contained one hundred sixty-four (164) banking offices, with approximately $12 billion in total deposits.  As of June 30, 2014, we had total deposits of approximately $603 million, which represented approximately 5.0% of the total deposits in the Bank’s primary service area.  There can be no assurance that the Bank will maintain its competitive position against current and potential competitors, especially those with greater resources than the Bank.  The deposits of the four (4) largest competing banks averaged approximately $116 million per office as of June 30, 2014.

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

Business Concentration.    No individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. However, approximately 85% of our loan portfolio held for investment at December 31, 2014 consisted of real estate-related loans, including construction loans, miniperm loans, real estate mortgage loans and commercial loans secured by real estate. Moreover, our business activities are currently focused primarily in Central California, with the majority of our business concentrated in San Joaquin, Stanislaus, Tuolumne, Inyo and Mono Counties.  Consequently, our results of operations and financial condition are dependent upon the general trends in the Central California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in Central California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region.

Employees

As of December 31, 2014, we had 157 employees (126 full-time employees and 31 part-time employees). None of our employees are currently represented by a union or covered by a collective bargaining agreement.

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

Upon effectiveness of the bank holding company reorganization on July 2, 2008, the Company became subject to regulation under the Bank Holding Company Act of 1956, as amended (“BHCA”). As a bank holding company, the Company is regulated and is subject to inspection, examination and supervision by the Federal Reserve Board. It is also subject to the California Financial Code, as well as limited oversight by the DBO and the FDIC. Under the Federal Reserve Board’s regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks. The BHCA regulates the activities of holding companies including acquisitions, mergers, and consolidations and, together with the Gramm-Leach Bliley Act of 1999, the scope of allowable banking activities.

As a California-state chartered bank, the Bank is subject to primary supervision, examination and regulation by the DBO and the Federal Reserve Board. The Federal Reserve Board is the primary federal regulator of state member banks. The Bank is also subject to regulation by the FDIC, which insures the Bank’s deposits as permitted by law. If, as a result of an examination of a bank, the Federal Reserve Board determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of its operations are unsatisfactory, or that it or its management is violating or has violated any law or regulation, various remedies are available to the Federal Reserve Board. Such remedies include the power to: enjoin “unsafe or unsound” practices; require affirmative action to correct any conditions resulting from any violation or practice; issue an administrative order that can be judicially enforced; direct an increase in capital; restrict growth; assess civil monetary penalties; remove officers and directors; institute a receivership; and, ultimately terminate the bank’s deposit insurance, which would result in a revocation of its charter. The DBO separately holds many of the same remedial powers.

The commercial banking business is also influenced by the monetary and fiscal policies of the federal government and the policies of the Board of Governors of the Federal Reserve System, also known as the FRB or the Federal Reserve Board. As a member of the Federal Reserve System, we are subject to certain regulations of the Board of Governors of the Federal Reserve System. The regulations of these agencies govern most aspects of our business, including the filing of periodic reports, and activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits, and numerous other areas. Supervision, legal action and examination of us by the FRB is generally intended to protect depositors and is not intended for the protection of our shareholders. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial intermediaries subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and affects interest rates charged on loans and paid on deposits. Indirectly such actions may also impact the ability of non-bank financial institutions to compete with us. The nature and impact of any future changes in monetary policies cannot be predicted.

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

The wide range of requirements and restrictions contained in both Federal and State banking laws include:

☐         Requirements that bank holding companies serve as a source of strength for their banking subsidiaries. In addition, the regulatory agencies have “prompt corrective action” authority to limit activities and order an assessment of a bank holding company if the capital of a bank subsidiary falls below capital levels required by the regulators.

☐         Limitations on dividends payable to shareholders. A substantial portion of the Company’s funds to pay dividends or to pay principal and interest on our debt obligations is derived from dividends paid by the Bank. The Company’s and the Bank’s ability to pay dividends is subject to legal and regulatory restrictions. The Federal Reserve Board has authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice.

☐         Limitations on dividends payable by bank subsidiaries.  These dividends are subject to various legal and regulatory restrictions.  The federal banking agencies have indicated that paying dividends that deplete a depositary institution’s capital base to an inadequate level would be an unsafe and unsound banking practice.  Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

☐         Safety and soundness requirements. Banks must be operated in a safe and sound manner and meet standards applicable to internal controls, information systems, internal audit, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, as well as other operational and management standards. These safety and soundness requirements give bank regulatory agencies significant latitude in exercising their supervisory authority and their authority to initiate informal or formal enforcement action.

☐         Requirements for approval of acquisitions and activities. Prior approval or non-objection of the applicable federal regulatory agencies is required for most acquisitions and mergers and in order to engage in certain non-banking activities and activities that have been determined by the Federal Reserve to be financial in nature, incidental to financial activities, or complementary to a financial activity.  Laws and regulations governing state-chartered banks contain similar provisions concerning acquisitions and activities.

☐         The Community Reinvestment Act (the “CRA”).  The CRA requires that banks help meet the credit needs in their communities, including the availability of credit to low and moderate income individuals. If the Company or the Bank fails to adequately serve their communities, penalties may be imposed, including denials of applications for branches, to add subsidiaries and affiliates, or to merge with or purchase other financial institutions.

☐         The Bank Secrecy Act, the USA Patriot Act, and other anti-money laundering laws. These laws and regulations require financial institutions to assist U.S. Government agencies in detecting and preventing money laundering and other illegal acts by maintaining policies, procedures and controls designed to detect and report money laundering, terrorist financing, and other suspicious activity.

☐         Limitations on the amount of loans to one borrower and its affiliates and to executive officers and directors.

☐         Limitations on transactions with affiliates.

☐         Restrictions on the nature and amount of any investments in, and ability to underwrite certain securities.

☐         Requirements for opening of branches intra- and interstate.

☐         Fair lending and truth in lending laws to ensure equal access to credit and to protect consumers in credit transactions.

☐         Provisions of the Gramm-Leach-Bliley Act of 1999 (“GLB Act”) and other federal and state laws dealing with privacy for nonpublic personal information of customers.

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

The Dodd-Frank Act broadly affects the financial services industry by creating new resolution authorities, requiring ongoing stress testing of capital, mandating higher capital and liquidity requirements, increasing regulation of executive and incentive-based compensation and requiring numerous other provisions aimed at strengthening the sound operation of the financial services sector depending, in part, on the size of the financial institution. Among other things, the Dodd-Frank Act provides for:

☐         capital standards applicable to bank holding companies may be no less stringent than those applied to insured depository institutions;

☐         annual stress tests and early remediation or so-called living wills are required for larger banks with more than $50 billion of assets as well risk committees of their boards of directors that include a risk expert and such requirements may have the effect of establishing new best practices standards for smaller banks;

☐         trust preferred securities must generally be deducted from Tier 1 capital over a three-year phase-in period ending in 2016, although depository institution holding companies with assets of less than $15 billion as of year-end 2009 are grandfathered with respect to such securities for purposes of calculating regulatory capital;

☐         the assessment base for federal deposit insurance was changed to consolidated assets less tangible capital instead of the amount of insured deposits, which generally increased the insurance fees of larger banks, but had relatively less impact on smaller banks;

☐         repeal of the federal prohibition on the payment of interest on demand deposits, including business checking accounts, and made permanent the $250,000 limit for federal deposit insurance;

☐         the establishment of the Consumer Finance Protection Bureau (the “CFPB”) with responsibility for promulgating regulations designed to protect consumers’ financial interests and prohibit unfair, deceptive and abusive acts and practices by financial institutions, and with authority to directly examine those financial institutions with $10 billion or more in assets for compliance with the regulations promulgated by the CFPB;

☐         limits, or places significant burdens and compliance and other costs, on activities traditionally conducted by banking organizations, such as originating and securitizing mortgage loans and other financial assets, arranging and participating in swap and derivative transactions, proprietary trading and investing in private equity and other funds; and

☐         the establishment of new compensation restrictions and standards regarding the time, manner and form of compensation given to key executives and other personnel receiving incentive compensation, including documentation and governance, proxy access by stockholders, deferral and claw-back requirements.

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

Volcker Rule

The final rules adopted on December 10, 2013, to implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule”, would prohibit insured depository institutions and companies affiliated with insured depository institutions (“banking entities”) from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options on these instruments, for their own account. The final rules also impose limits on banking entities’ investments in, and other relationships with, hedge funds or private equity funds. These rules became effective on April 1, 2014.  Certain collateralized debt obligations (“CDOs”), securities backed by trust preferred securities which were initially defined as covered funds subject to the investment prohibitions, have been exempted to address the concern that many community banks holding such CDOs securities may have been required to recognize significant losses on those securities.

Like the Dodd-Frank Act, the final rules provide exemptions for certain activities, including market making, underwriting, hedging, trading in government obligations, insurance company activities, and organizing and offering hedge funds or private equity funds. The final rules also clarify that certain activities are not prohibited, including acting as agent, broker, or custodian.

The compliance requirements under the final rules vary based on the size of the banking entity and the scope of activities conducted. Banking entities with significant trading operations will be required to establish a detailed compliance program and their CEOs will be required to attest that the program is reasonably designed to achieve compliance with the final rule. Independent testing and analysis of an institution’s compliance program will also be required. The final rules reduce the burden on smaller, less-complex institutions by limiting their compliance and reporting requirements. Additionally, a banking entity that does not engage in covered trading activities will not need to establish a compliance program. The Company and the Bank held no investment positions at December 31, 2014 that were subject to the final rule.  Therefore, while these new rules may require us to conduct certain internal analysis and reporting, we believe that they will not require any material changes in our operations or business.

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

The regulatory agencies’ risk-based capital guidelines are based upon capital accords of the internal Basel Committee on Bank Supervision (“Basel Committee”), a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines, which each country’s supervisors can use to determine the supervisory policies they apply to their home jurisdiction. In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified as “Basel III.” Basel III, when fully phased-in, would require bank holding companies and their bank subsidiaries to maintain substantially more capital than currently required, with a greater emphasis on common equity. The Basel III capital framework, among other things:

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

In July 2013, the U.S. banking agencies approved the U.S. version of Basel III. The federal bank regulatory agencies adopted version of Basel III revises the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to make them consistent with Basel III and to meet the requirements of the Dodd-Frank Act. Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them will apply on a phased in basis to all banking organizations, including the Company and the Bank. Among other things, the rules establish a new minimum common equity Tier 1 ratio (4.5% of risk-weighted assets), a higher minimum Tier 1 risk-based capital requirement (6.0% of risk-weighted assets) and a minimum non-risk-based leverage ratio (4.00% eliminating a 3.00% exception for higher rated banks). The new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios will be phased in from 2016 to 2019 and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The additional “countercyclical capital buffer” is also required for larger and more complex institutions. The new rules assign higher risk weighting to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rules also change the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets and include unrealized gains and losses on available for sale debt and equity securities (with a one-time opt out option for Standardized Banks (banks with less than $250 billion of total consolidated assets and less than $10 billion of foreign exposures)). The rules, including alternative requirements for smaller community financial institutions like the Company, would be phased in through 2019. The implementation of the Basel III framework for the Company and the Bank commenced on January 1, 2015.

The Bank is well capitalized. As of December 31, 2014 and 2013, the Bank’s Total Risk-Based Capital Ratio was 14.4% and 14.6%, and our Tier 1 Risk-Based Capital Ratio was 13.2% and 13.3%, respectively.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total average assets, referred to as the leverage ratio. Banks that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets, or “Leverage Capital Ratio”, of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. As of December 31, 2014 and 2013, the Bank’s Leverage Capital Ratios were 10.1% and 9.8%, respectively.

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

Dividends

The payment of cash dividends by the Bank to the Company is subject to restrictions set forth in the California Financial Code (the “Code”).  Prior to any distribution from the Bank to The Company, a calculation is made to ensure compliance with the provisions of the Code and to ensure that the Bank remains within capital guidelines set forth by the DBO and the FRB. In the event that the intended distribution from the Bank to The Company exceeds the restriction in the Code, advance approval from FRB is required. Management anticipates that there will be sufficient earnings at the Bank level to provide dividends to the Company to meet its cash requirements for 2015.

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

The Sarbanes-Oxley Act, the Commission rules promulgated thereunder, and the new NASDAQ governance requirements have required the Company to review its current procedures and policies to determine whether they comply with the new legislation and its implementing regulations. The Company is primarily responsible for ensuring compliance with Sarbanes-Oxley and the NASDAQ governance rules, as applicable.

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

Property Location and Address	Square Footage	Lease Expiration Date	Lease Extension Options

Oakdale, 125 N. 3rd Ave.	9,600	n/a*	n/a*
Oakdale, 338 F Street	9,860	n/a*	n/a*
Sonora, 14580 Mono Way	2,500	4/2018	two, 5-year term extensions
Modesto, 12th & I Street	4,500	3/2016	two, 5-year term extensions
Bridgeport, 166 Main Street	2,875	n/a*	n/a*
Mammoth Lakes, 170 Mountain Blvd.	1,856	n/a*	n/a*
Bishop, 351 North Main Street	3,680	8/2019	one, 5-year term extensions
Modesto, 4120 Dale Road	4,500	3/2015	two, 5-year term extensions
Turlock, 2001 Geer Road	2,400	1/2020	one, 5-year term extensions
Patterson, 20 Plaza Circle	2,100	n/a*	n/a*
Escalon, 1910 McHenry Ave.	3,500	4/2021	two, 5-year term extensions
Ripon, 150 North Wilma Ave.	1,800	12/2015	one, 5-year term extension
Stockton, 2935 West March Lane	8,000	12/2022	two, 5-year term extensions
Modesto, 3508 McHenry Ave.	5,400	n/a*	n/a*
Manteca, 191 W. North St.	2,800	5/31/2016	two, 5-year term extensions
Tracy, 1034 N. Central Ave.	5,000	7/2024	two, 5-year term extensions

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “OVLY.” The following table sets forth the high and low closing bid prices (which reflect prices between dealers and do not include retail markup, markdown or commission and may not represent actual transactions) for the two calendar years ended December 31, 2014 and 2013, respectively.  From time to time, during the periods indicated, trading activity in our common stock was infrequent.  The source of the quotes is The NASDAQ Stock Market, LLC.

	Closing Sale Price
For Calendar Quarter Ended	High	Low

March 31, 2013	$8.88	$7.33
June 30, 2013	$8.24	$7.37
September 30, 2013	$8.80	$7.59
December 31, 2013	$8.37	$7.85
March 31, 2014	$12.48	$8.25
June 30, 2014	$10.22	$9.42
September 30, 2014	$10.50	$9.44
December 31, 2014	$10.75	$9.47

On March 17, 2015, the closing price of our common stock was $9.72 per share; and there were approximately 444 shareholders of record of the common stock and 8,075,355 outstanding shares of common stock.

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

Shareholders are entitled to receive dividends only when and if dividends are declared by our Board of Directors. Although we have paid dividends in the past, it is no guarantee that we will pay cash dividends in the future. No dividends were paid for the years ended December 31, 2013 and 2012. During 2014, two cash dividends were paid, a $0.10 per common share dividend in January and a $0.065 per common share dividend in July.

Equity Compensation Plan Information

The following table provides information as of December 31, 2014 with respect to shares of our common stock that are issued and currently outstanding under the Company’s 1998 Restated Stock Option Plan (the “1998 Restated Stock Option Plan”), and the number of shares that are authorized to be issued under the Company’s 2008 Equity Plan (the “2008 Equity Plan”). Figures in the table have been retroactively adjusted to reflect three-for-two stock splits in August 2005 and 2006.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under 2008 Equity Plan (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders	67,500	$12.57	1,316,120
Equity Compensation Plans Not Approved by Shareholders	0	0	0
Total	67,500	$12.57	1,316,120

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of financial condition as of December 31, 2014 and 2013 and results of operations for each of the years in the two-year period ended December 31, 2014 should be read in conjunction with our consolidated financial statements and related notes thereto, included in this report. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Introduction

Our continued focus on responsible community banking fundamentals and our strong customer relationships have enabled us to increase net income to common shareholders in 2014, and have led to higher core deposits, a key funding source for our steady asset growth.

As of December 31, 2014, we had approximately $750 million in total assets, $454 million in total gross loans, and $670 million in total deposits.

We believe the following were key indicators of our performance during 2014:

● our total assets increased to $750 million at the end of 2014, an increase of 11.5%, from $672 million at the end of 2013.

● our total deposits increased to $670 million at the end of 2014, an increase of 11.1%, from $603 million at the end of 2013.

● our total net loans increased to $446 million at the end of 2014, an increase of 8.5%, from $411 million at the end of 2013.

● net interest income increased $1.0 million or 4.2% in 2014 compared to 2013, mainly as a result of growth of our loan and investment portfolios.

● provision for loan losses decreased $2.2 million or 725.7% to a reversal of provision of $1.9 million in 2014 compared to $0.3 million provision in 2013, due to a loan recovery as described below and noted trends of improved credit quality.

● our ratio of total non-performing loans to total loans increased to 1.03% at December 31, 2014 from 0.56% at December 31, 2013. Management considers that the size of the ratio of non-performing assets to total loans is moderate and manageable, and reserves have been taken appropriately.

● total noninterest income increased to $3.8 million in 2014, an increase of 14.8%, from $3.3 million in 2013, which is mainly attributable to our growing deposit account base.

● total noninterest expense increased from $18.7 million in 2013 to $20.2 million in 2014, reflecting the increase salaries and other overhead costs associated with the growth of our product lines and services.

These items, as well as other factors, contributed to the increase in net income available to common shareholders for 2014 to $7.12 million from $5.82 million in 2013, which translates into $0.89 per diluted common share in 2014 as compared to $0.74 per diluted common share in 2013.

Over the past several years, our network of branches and loan production offices has been expanded geographically. We currently maintain fourteen full-service offices. We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as our needs and resources permit.

2015 Outlook

As we begin our strategic business plan for 2015, we are continuing to explore opportunities for growth in our existing markets, as well as opportunities to expand into new markets through de novo branching. In 2015, we are continuing to focus on loan and account growth and managing our net interest margin, while attempting to control expenses and credit losses and manage our business to achieve our net income and other objectives. Efforts to attract new accounts and grow loans continue to be an important strategic initiative.

As a result of market interest rates declining to historic lows over the past years, we recognized a decrease in our net interest income, which we expect could slightly compress further in 2015 even if interest rates begin to increase. The potential compression of net interest income and net interest margin would be a likely outcome if interest rates increase, given that our balance sheet is liability sensitive to interest rate changes primarily due to the number of loans currently at their contractual rate floors and competitive pressures to increase deposit rates. This could in turn result in a slower increase on the yield of earning assets compared to the cost of deposits and other funds. Ideally, if we experience an increase in our yield on earnings assets we could then determine to increase the interest rates we pay on our deposit accounts or change our promotional or other interest rates on new deposits in marketing activation programs to attempt to achieve a certain net interest margin. In light of the current economic environment, it may not be possible to manage the interest margin in this manner, as competitive pressures may dictate that we increase deposit rates at a faster rate than the earning assets increase, thereby further compressing the net interest margin. Any increases in the rates we charge on accounts could have an effect on our efforts to attract new customers and grow loans, particularly with the continuing competition in the commercial and consumer lending industry. The economies and real estate markets in our primary market areas will continue to be significant determinants of the quality of our assets in future periods and, thus, our results of operations, liquidity and financial condition. While published economic data indicates that the downturn is behind us, it is not clear at what speed the economy will recover.

For 2015, management remains focused on the above challenges and opportunities and other factors affecting the business similar to the factors driving 2014 results as discussed in this section.

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

Recently Issued Accounting Standards

In February 2013, the FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The Update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: 1) The amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and 2) Any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this Update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, and are applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the Update’s scope that exist at the beginning of an entity’s fiscal year of adoption. The adoption of ASU No. 2013-04 did not have a material impact on the Company's consolidated financial statements

In July 2013, the FASB issued ASU No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU No. 2013-10 permits the use of the Fed Funds Effective Swap Rate (OIS) to be used as a U.S. benchmark interest rate for hedge account purposes. The amendment is effective prospectively for qualifying new or redesiginated hedging relationships entered into on or after July 17, 2013. The adoption of ASU No. 2013-10 did not have a material impact on the Company's consolidated financial statements

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. No new recurring disclosures are required. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2013 and are to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of ASU No. 2013-11 did not have a material impact on the Company's consolidated financial statements.

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

Overview

We recorded net income available to common shareholders for the year ended December 31, 2014 of $7,122,000 or $0.89 per diluted common share compared to $5,818,000 or $0.74 per diluted common share for the year ended December 31, 2013. The increase in net income available to common shareholders for the year ended December 31, 2014 was primarily due to a decrease of $2,177,000 in provision for loan losses, an increase of $1,013,000 in net interest income and an increase in non-interest income of $484,000. Partially offsetting these factors was an increase of $1,574,000 in non-interest expense associated with an increase in staffing necessary to support the loan and deposit growth and preparation for expansion into the Tracy market and an increase in income tax provision of $864,000 due to higher levels of pre-tax earnings.

Highlights of the financial results are presented in the following table:

	As of and for the years ended December 31,
(Dollars in thousands, except per share data)	2014	2013	2012
For the period:
Net income available to common shareholders	$7,122	$5,819	$5,329
Net income per common share:
Basic	$0.90	$0.75	$0.69
Diluted	$0.89	$0.74	$0.69
Return on average common equity	10.07%	9.07%	8.80%
Return on average assets	1.03%	0.90%	0.95%
Common stock dividend payout ratio of earnings during the period	18.54%	13.51%	0.00%
Efficiency ratio	67.03%	65.65%	63.83%
At period end:
Book value per common share	$9.29	$8.14	$7.99
Total assets	$749,665	$671,853	$660,581
Total gross loans	$454,471	$419,438	$390,986
Total deposits	$669,581	$602,633	$586,993
Net loan-to-deposit ratio	66.68%	68.23%	65.15%

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

For a detailed analysis of interest income and interest expense, see the “Average Balance Sheets” and the “Rate/Volume Analysis” below.

	Distribution, Yield and Rate Analysis of Net Income
	For the Years Ended December 31,
(Dollars in Thousands)	2014			2013
	Average Balance	Interest Income/ Expense	Avg Rate/ Yield	Average Balance	Interest Income/ Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$430,448	$22,018	5.12%	$396,953	$21,413	5.39%
Securities of U.S. government agencies	11,139	212	1.90%	12,635	201	1.59%
Other investment securities (2)	110,261	4,248	3.85%	101,723	3,861	3.80%
Federal funds sold	16,426	38	0.23%	10,793	25	0.23%
Interest-earning deposits	65,377	179	0.27%	79,716	211	0.26%
Total interest-earning assets	633,651	26,695	4.21%	601,820	25,711	4.27%
Total noninterest earning assets	59,367			49,553
Total Assets	$693,018			$651,373
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Business Interest DDA	16,338	7	0.04%	12,600	13	0.10%
Money market deposits	238,736	277	0.12%	238,956	324	0.14%
NOW deposits	97,080	69	0.07%	83,268	83	0.10%
Savings deposits	39,820	44	0.11%	35,162	52	0.15%
Time certificates of $100,000 or more	33,285	186	0.56%	35,873	263	0.73%
Other time deposits	17,687	64	0.36%	19,499	93	0.48%
Other borrowings	2	0	0.08%	1	0	0.27%
Total interest-bearing liabilities	442,948	647	0.15%	425,359	828	0.19%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	175,329			156,629
Other liabilities	4,047			3,892
Total noninterest-bearing liabilities	179,376			160,521
Shareholders' equity	70,694			65,493
Total liabilities and shareholders' equity	$693,018			$651,373
Net interest income		$26,048			$24,883
Net interest spread (3)			4.06%			4.08%
Net interest margin (4)			4.11%			4.13%

(1)	Loan fees have been included in the calculation of interest income.
(2)	Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents (FTE), based on a federal marginal tax rate of 34.0%.
(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(4)	Represents net interest income as a percentage of average interest-earning assets.

Net interest income, on a fully tax equivalent basis (FTE), increased $1.1 million or 4.7% to $26.0 million for the year ended December 31, 2014, compared to $24.9 million in 2013. Net interest spread and net interest margin were 4.06% and 4.11%, respectively, for the year ended December 31, 2014, compared to 4.08% and 4.13%, respectively, for the year ended December 31, 2013. Overall, the Company has experienced net interest margin compression since the economic downturn in 2008 for several reasons: 1) deposit interest rates have essentially reached a threshold in which they cannot reasonably be further reduced, 2) competition in the lending market has driven new loan rates down, 3) loan and investment portfolio yields continue to decrease due to contractual repricing and 4) deposit growth has out-paced loan growth and the elevated interest-bearing cash balances, which yield approximately 0.25%, have compressed our net interest margin.

The cost of funds on interest-bearing liabilities decreased 4 basis points in 2014 compared to 2013, due to moderate rate reductions across all deposit products and a shift from high cost CDs into demand deposit and savings accounts. In addition, average non-interest-bearing demand deposit balances increased by $18.7 million in 2014 compared to 2013, further reducing our cost of funds.

Our earning asset yield decreased 6 basis points in 2014 compared to 2013. The yield on loans recognized a reduction of 27 basis points for 2014 compared to 2013, which was minimized due to the significant portion of our loans that are at their contractual rate floors. In addition, the large majority of our variable loans are tied to the U.S. Treasury Constant Maturity Indices with repricing intervals between one and five years. This decrease in loan yield was primarily a result of competitive pressure on the pricing of new loan fundings. The drop in loan yield was offset by deploying a portion of the low yielding cash equivalent balances into loan and investment balances which recognized increases of $32.0 million and $7.0 million, respectively, in 2014 as compared to 2013.

Changes in volume resulted in an increase in net interest income (FTE) of $2,085,000 for the year of 2014 compared to the year 2013, and changes in interest rates and the mix resulted in a decrease in net interest income (FTE) of $920,000 for the year 2014 versus the year 2013. Management closely monitors both total net interest income and the net interest margin.

Market rates are in part based on the Federal Reserve Open Market Committee ("FOMC") target Federal funds interest rate (the interest rate banks charge each other for short-term borrowings).  The change in the Federal funds sold and purchased rates is the result of target rate changes implemented by the FOMC.  In 2008, there were seven downward adjustments to the target rate totaling 325 basis points, bringing the target interest rate to a historic low with a range of 0% to 0.25% where it remained as of December 2014.

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

	Rate/Volume Analysis of Net Interest Income

	For the Year Ended December 31,			For the Year Ended December 31,
(Dollars in Thousands)	2014 vs. 2013			2013 vs. 2012
	Increases (Decreases)			Increases (Decreases)
	Due to Change In			Due to Change In

	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Net loans (1)	$1,807	$(1,202)	$605	$350	$(1,396)	$(1,046)
Securities of U.S. government agencies	(24)	35	11	109	46	155
Other Investment securities	324	63	387	246	(105)	141
Federal funds sold	13	0	13	(4)	0	(4)
Interest-earning deposits	(38)	6	(32)	62	14	76
Total interest income	2,082	(1,098)	984	763	(1,441)	(678)
Interest expense:
Business Interest DDA	$4	$(10)	$(6)	$16	$(8)	$8
Money market deposits	0	(47)	(47)	(22)	(167)	(189)
NOW deposits	14	(28)	(14)	22	(42)	(20)
Savings deposits	7	(15)	(8)	20	(25)	(5)
Time certificates of $100,000 or more	(19)	(58)	(77)	(11)	(48)	(59)
Other time deposits	(9)	(20)	(29)	(14)	(25)	(39)
Other borrowings	0	0	0	(4)	0	(4)
Total interest expense	(3)	(178)	(181)	7	(315)	(308)
Change in net interest income	$2,085	$(920)	$1,165	$756	$(1,126)	$(370)

(1)	Loan fees have been included in the calculation of interest income.

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

Due to a loan settlement of $2,923,000 and noted trends of improved credit quality, the Company recognized a $1,877,000 reversal of loan loss provisions for the year ended December 31, 2014, compared to a provision of $300,000 for the year end December 31, 2013. Nonperforming loans were $4.70 million at December 31, 2014 and $2.34 million at December 31, 2013, or 1.03% and 0.56%, respectively, of total loans. Nonperforming loans are primarily in nonperforming real estate construction and development loans. The allowance for loan losses was $7.53 million and $7.66 million at December 31, 2014 and 2013, or 1.66% and 1.83%, respectively, of total loans. Net recoveries totaled $1,752,000 in 2014, compared to net charge-offs of $616,000 in 2013. The decrease of the net charge-offs in 2014 compared to 2013 was due to the $2,923,000 loan settlement which resulted in the recovery of $1,877,000.

The Company will continue to monitor the adequacy of the allowance for loan losses and make additions to the allowance in accordance with the analysis referred to above. Because of uncertainties inherent in estimating the appropriate level of the allowance for loan losses, actual results may differ from management’s estimate of credit losses and the related allowance.

Noninterest Income

Noninterest income was $3.76 million for the year ended December 31, 2014, compared to $3.28 million for the year 2013. In 2014, other income increased by $269,000, which was attributable to increases in debit card interchange fee income, FHLB stock dividends and investment service fee income of $101,000, $75,000 and $54,000, respectively, compared to 2013. Mortgage commissions have decreased by $72,000 or 31.4% for the year 2014, as compared to 2013, as a result of the slow demand for home purchases and refinancing. Service charge income increased to $1.35 million for the year 2014 compared to $1.24 million for the year 2013, as a result of the increase in the aggregate number of transaction deposits. Earnings on cash surrender value of life insurance increased by $29,000 for the year 2014 compared to 2013, as a result of three new life insurance plans totaling $1.0 million purchased on directors during the first quarter of 2014. The Company continues to evaluate its deposit product offerings with the intention of continuing to expand its offerings to the consumer and business depositors.

Noninterest Income

(Dollars in thousands)

	For the Years Ended December 31,
	2014		2013
	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$1,346	35.8%	$1,237	37.7%
Earnings on cash surrender value of life insurance	433	11.5%	404	12.3%
Mortgage commissions	157	4.2%	229	7.0%
Gains on called securities	209	5.5%	60	1.8%
Other income	1,619	43.0%	1,350	41.2%
Total	$3,764	100.0%	$3,280	100.0%

Average assets	$693,018		$651,373
Noninterest income as a % of average assets		0.5%		0.5%

Noninterest Expense

The following table sets forth a summary of noninterest expenses for the periods indicated:

Noninterest Expense

(Dollars in thousands)

	For the Years Ended December 31,
	2014		2013
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$11,120	55.0%	$9,978	53.4%
Occupancy expenses	2,902	14.3%	2,924	15.7%
Data processing fees	1,336	6.6%	1,307	7.0%
Regulatory assessments (FDIC & DBO)	459	2.3%	480	2.6%
Other operating expenses	4,417	21.8%	3,971	21.3%
Total	$20,234	100.0%	$18,660	100.0%

Average assets	$693,018		$651,373
Noninterest expenses as a % of average assets		2.9%		2.9%

Noninterest expense was $20,234,000 for the year ended December 31, 2014, an increase of $1,574,000 or 8.4% compared to $18,660,000 for the year ended 2013.

Data processing costs increased in 2014 over 2013 by $29,000, reflecting the additional costs related to the increased number of deposit accounts and the expansion of our products and services.

Other operating expenses increased in 2014 by $445,000 compared to 2013, due to a variety of costs necessary for the expansion of our products and services, such as software licensing, insurance, and advertising. In addition, director fees increased by $124,000 due to an increase in the monthly retainer paid to each independent director, which was approved during the first quarter of 2014.

FDIC and DBO (California Department of Business Oversight) regulatory assessments decreased by $21,000 to $459,000 in 2014 compared to $480,000 in 2013. The initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC. The decrease in 2014 is the result of an overall improved risk profile and a corresponding reduction of our assessment rate. The lower assessment rate offset the increase in our deposit balances, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis.

Salaries and employee benefits increased by $1,142,000 in 2014 to $11,120,000 compared to the prior year. To support loan and deposit growth and continue our emphasis on superior customer service, we increased our full-time equivalent staff by 11 as of December 31, 2014 compared to last year, which resulted in increased salary expense and group medical insurance benefits. Occupancy expense realized a modest decrease of $22,000 in 2014 compared to the prior year, primarily from run-off of fixed asset depreciation from assets that had become fully depreciated.

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

Provision for Income Taxes

We reported a provision for income taxes of $3,574,000 and $2,710,000 for the years 2014 and 2013, respectively. The effective income tax rate on income from continuing operations was 33.4% for the year ended December 31, 2014 compared to 31.5% for the year 2013. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans). The disparity between the effective tax rates in 2014 as compared to 2013 is primarily due to tax credits from California Enterprise Zones and low income housing projects as well as tax free-income on loans within these enterprise zones and municipal securities and loans that comprise a larger proportion of pre-tax income in 2013 as compared to 2014. We have not been subject to an alternative minimum tax ("AMT") during these periods.

Financial Condition

The Company’s total assets were $749.7 million at December 31, 2014 compared to $671.9 million at December 31, 2013, an increase of $77.6 million or 11.6%. Net loans increased $35.3 million, investments increased $3.5 million, bank premises and equipment increased $0.4 million and interest receivable and other assets decreased $0.5 million, while cash and cash equivalents increased $39.1 million for the year ended December 31, 2014 as compared to December 31, 2013.

Loans gross of the allowance for loan losses and deferred fees were $454.5 million at December 31, 2014, compared to $419.4 million at December 31, 2013, an increase of $35.0 million or 8.4%. The increase was primarily due to an increase of $25.5 million or 7.7% in commercial real estate loan, an increase of $5.3 million or 10.8% in commercial and industrial loans and an increase of $4.5 million or 39.8% in agriculture loans. This was offset by a decrease of $0.2 million in consumer loans and consumer residential loans. The composition of the loan portfolio categories remained relatively unchanged as a percentage of total loans, with commercial real estate comprising 79% of the loan portfolio at December 31, 2014 and 2013.

Deposits increased $66.9 million or 11.1% to $669.6 million at December 31, 2014 compared to $602.6 million at December 31, 2013. Time deposits decreased by $4.6 million, while Demand, NOW, Money Market and Savings increased by $38.4 million, $17.6 million, $10.9 million and $4.6 million, respectively, as of December 31, 2014 as compared to December 31, 2013.

Short-term borrowings were fully paid off during 2012 to leave no outstanding balances at December 31, 2013 and 2014. There was no long-term debt outstanding at December 31, 2014 and December 31, 2013. The Company uses short-term borrowings, primarily short-term FHLB advances, to fund short-term liquidity needs and manage net interest margin.

Equity increased $10.5 million or 16.3% to $75.0 million at December 31, 2014, compared to $64.5 million at December 31, 2013. The Company was selected to participate in the U.S. Treasury Capital Purchase Program (“TCPP”) which resulted in the issuance of $13.5 million in preferred stock in December 2008. In August 2011, the Company repurchased these Series A preferred stock shares and simultaneously issued $13,500,000 in Series B Preferred Stock to the U.S. Treasury under the Small Business Lending Funding (“SBLF”) program. Subsequently, the Company fully redeemed a warrant to purchase 350,346 shares of its Common Stock, at the exercise price of $5.78 per share that the Company had granted to the U.S. Treasury pursuant to the TCPP, for a purchase price of $560,000, which settled in September 2011. In May 2012, the Company repurchased from the U.S. Treasury 6,750 shares of Series B Preferred Stock for aggregate consideration of $6.75 million. In March 2013, the Company repurchased from the U.S. Treasury the remaining 6,750 shares of Series B Preferred Stock for aggregate consideration of $6.8 million, reflecting $6.75 million paid for the repurchase, and $67,500 paid for accrued dividends. The securities issued to the Treasury were accounted for as components of regulatory Tier 1 capital. See Notes 3 to the Consolidated Financial Statements in Item 8 of this report for further discussion regarding our participation in the TCPP and SBLF.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of December 31, 2014, and 2013, we had $12.2 million and $5.1 million, respectively, in federal funds sold.

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

Our investment securities holdings increased by $3.5 million, or 3.0%, to $121.3 million at December 31, 2014, compared to holdings of $117.7 million at December 31, 2013. Total investment securities as a percentage of total assets decreased to 16.2% as of December 31, 2014 compared to 17.5% at December 31, 2013. As of December 31, 2014, $60.5 million of the investment securities were pledged to secure public deposits.

As of December 31, 2014, the total unrealized loss on securities that were in a loss position for less than 12 continuous months was $0.1 million with an aggregate fair value of $9.3 million. The total unrealized loss on securities that were in a loss position for greater than 12 continuous months was $0.5 million with an aggregate fair value of $27.5 million.

The following table summarizes the book value and fair value and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

	December 31, 2014		December 31, 2013		December 31, 2012
	Amortized	Fair Value	Amortized	Fair Value	Amortized	Fair Value
(Dollars in Thousands)	Cost		Cost		Cost
Available-for-Sale:
U.S. agencies	$40,316	$41,930	$52,540	$53,116	$52,608	$55,518
Collateralized mortgage obligations	6,927	7,072	9,580	9,781	11,698	12,604
Municipal securities	49,396	50,897	42,304	40,269	25,323	26,992
SBA Pools	895	892	1,088	1,081	1,178	1,178
Corporate debt	6,726	6,804	4,697	4,825	4,669	4,706
Asset backed Securities	10,766	10,710	5,858	5,856	0	0
Mutual fund	3,077	2,972	2,975	2,818	2,875	2,868
Total investment securities	$118,103	$121,277	$119,042	$117,746	$98,351	$103,866

At December, 2014, there were 6 U.S. agencies, one collateralized mortgage obligation, 14 municipalities, two SBA pools, one asset backed security, and one mutual fund that comprised the total securities in an unrealized loss position for greater than 12 months and 3 municipalities, one corporate debt, and two asset backed securities that make up the total securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and volatility of the security’s fair value. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes and the Company does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security. As of December 31, 2014, we did not have any investment securities that constituted 10% or more of the stockholders’ equity of any third party issuer.

The following table summarizes the maturity and repricing schedule of our investment securities at their amortized cost and their weighted average yields at December 31, 2014:

Investment Maturities and Repricing Schedule

(Dollars in Thousands)	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale:
U.S. agencies	$8,440	1.03%	$7,863	4.55%	$1,696	3.18%	$22,317	3.22%	$40,316	3.02%
Collateralized mortgage obligations	0	0.00%	0	0.00%	0	0.00%	6,927	3.26%	6,927	3.26%
Municipalities	1,864	5.78%	16,471	3.11%	27,819	2.99%	3,242	3.95%	49,396	3.20%
SBA Pools	0	0.00%		0.00%	0	0.00%	895	0.58%	895	0.58%
Corporate debt	2,726	1.69%	2,000	3.00%	2,000	2.42%	0	0.00%	6,726	2.30%
Asset Backed Securities	0	0.00%	1,165	1.46%	5,813	1.56%	3,788	2.17%	10,766	1.76%
Mutual Fund	0	0.00%	0	0.00%	0	0.00%	3,077	0.00%	3,077	0.00%
Total Investment Securities	$13,030	1.84%	$27,499	3.38%	$37,328	2.37%	$40,246	2.88%	$118,103	2.72%

Yields in the above table have not been adjusted to a fully tax equivalent basis. Securities are reported at the earliest possible call, repricing or maturity date.

Loans

The following table sets forth the amount of total loans outstanding (excluding unearned income) and the percentage distributions in each category, as of the dates indicated.

(Dollars in Thousands)	YEARS ENDED DECEMBER 31,
	2014	2013	2012	2011	2010
Commercial real estate	$358,398	$332,874	$316,075	$330,045	$336,730
Commercial and Industrial	54,051	48,787	36,529	32,018	30,756
Consumer	805	883	1,096	1,213	1,242
Consumer residential	25,464	25,623	25,659	23,871	21,844
Agriculture	15,753	11,272	11,628	9,056	13,622
Unearned income	(445)	(624)	(600)	(634)	(733)
Total loans, net of unearned income	$454,026	$418,815	$390,387	$395,569	$403,461

Participation loans sold and serviced by the Bank	$16,243	$11,733	$8,045	$7,929	$9,283

Commercial real estate	78.9%	79.5%	80.9%	83.5%	83.5%
Commercial and Industrial	11.9%	11.6%	9.4%	8.1%	7.6%
Consumer	0.2%	0.2%	0.3%	0.3%	0.3%
Consumer residential	5.6%	6.1%	6.6%	6.0%	5.4%
Agriculture	3.5%	2.7%	3.0%	2.3%	3.4%
Unearned income	-0.1%	-0.1%	-0.2%	-0.2%	-0.2%
Total Loans, net of unearned income	100.0%	100.0%	100.0%	100.0%	100.0%

Commercial real estate loans increased $25.5 million in 2014 as compared to 2013, as a result of the increased demand by qualified borrowers in our serving area. Of the commercial real estate loans at December 31, 2014, 63.1% are non-owner occupied and 36.9% are owner occupied. Our commercial real estate loan portfolio is weighted towards term loans for which the primary source of repayment is cash flow from net operating income of the real estate property.

Commercial and industrial loans increased $5.3 million in 2014 as compared to 2013, as a result of our reassessment of the commercial and industrial lending market, specifically asset-based lines of credit. We have historically targeted well-established local businesses with strong guarantors that have proven to be resilient in periods of economic stress.

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

The following table summarizes our commercial real estate loan portfolio by the geographic location in which the property is located as of December 31, 2014 and 2013:

Commercial Real Estate Loans Outstanding by Geographic Location

(Dollars in Thousands)	December 31, 2014		December 31, 2013
Commercial real estate loans by geographic location (County)	Amount	% of Commercial Real Estate Loans	Amount	% of Commercial Real Estate Loans
Stanislaus	$142,293	39.7%	$127,890	38.4%
San Joaquin	67,486	18.8%	60,069	18.0%
Tuolumne	24,854	6.9%	22,823	6.9%
Alameda	19,216	5.4%	19,694	5.9%
Fresno	15,566	4.3%	15,084	4.5%
Merced	11,384	3.2%	9,636	2.9%
San Luis Obispo	9,098	2.5%	0	0.0%
Mono	8,543	2.4%	11,531	3.5%
Madera	7,452	2.1%	7,566	2.3%
Marin	6,749	1.9%	6,891	2.1%
Sonoma	5,988	1.7%	4,403	1.3%
Contra Costa	5,915	1.7%	5,542	1.7%
Sacramento	4,348	1.2%	4,498	1.4%
Solano	4,318	1.2%	3,419	1.0%
Calaveras	3,863	1.1%	4,014	1.2%
Butte	3,796	1.1%	0	0.0%
Santa Clara	3,393	0.9%	3,174	1.0%
Inyo	3,295	0.9%	3,765	1.1%
Tulare	2,964	0.8%	3,031	0.9%
Los Angeles	8	0.0%	14	0.0%
San Bernardino	0	0.0%	7,884	2.4%
Other	7,869	2.2%	11,946	3.5%
Total	$358,398	100.0%	$332,874	100.0%

Construction and land loans are classified as commercial real estate loans and decreased $6.9 million in 2014 as compared to 2013.  The table below shows an analysis of construction loans by type and location. Non-owner-occupied land loans of $10.6 million at December 31, 2014 included loans for lands specified for commercial development of $4.6 million and for residential development of $6.0 million, the majority of which are located in Stanislaus County.

Construction and Land Loans Outstanding by Type and Geographic Location

(Dollars in Thousands)	December 31, 2014		December 31, 2013
Construction and land loans by type	Amount	% of Construction and Land Loans	Amount	% of Construction and Land Loans
Single family non-owner-occupied	$0	0.0%	$0	0.0%
Single family owner-occupied	354	1.8%	456	1.7%
Commercial non-owner-occupied	1,045	5.3%	15,099	56.5%
Commercial owner-occupied	7,782	39.3%	0	0.0%
Land non-owner-occupied	10,620	53.6%	11,157	41.8%
Total	$19,801	100.0%	$26,712	100.0%

Construction and land loans by geographic location (County)	Amount	% of Construction and Land Loans	Amount	% of Construction and Land Loans
Stanislaus	$11,490	58.0%	$7,675	28.7%
Merced	4,254	21.5%	0	0.0%
Mono	2,700	13.6%	2,894	10.8%
San Joaquin	815	4.1%	962	3.6%
Contra Costa	370	1.9%	658	2.5%
Inyo	164	0.9%	355	1.3%
San Bernardino	0	0.0%	7,884	29.5%
Fresno	0	0.0%	5,739	21.5%
Madera	0	0.0%	515	1.9%
Tuolumne	0	0.0%	17	0.1%
Other	8	0.0%	13	0.1%
Total	$19,801	100.0%	$26,712	100.0%

Loan Maturities

The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio, as of December 31, 2014. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The large majority of the variable rate loans are tied to independent indices (such as the Wall Street Journal prime rate or a Treasury Constant Maturity Rate). Substantially all loans with an original term of more than five years have provisions for the fixed rates to reset, or convert to a variable rate, after one, three or five years.

	Loan Maturities and Repricing Schedule At December 31, 2014

		After One
(Dollars in thousands)	Within One Year	But Within Five Years	After Five Years	Total

Commercial real estate	$62,464	$199,563	$96,371	$358,398
Commercial & industrial	35,994	12,457	5,600	54,051
Consumer	365	393	47	805
Consumer residential	2,635	12,396	10,433	25,464
Agriculture	13,970	1,233	550	15,753
Unearned income	(113)	(222)	(110)	(445)
Total loans, net of unearned income	$115,315	$225,820	$112,891	$454,026

Loans with variable (floating) interest rates	$99,944	$198,231	$62,419	$360,594
Loans with predetermined (fixed) interest rates	$15,371	$27,589	$50,472	$93,432

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

The Company had nonperforming loans of $4.70 million at December 31, 2014, as compared to $2.34 at December 31, 2013, $6.92 million at December 31, 2012, $7.23 million at December 31, 2011 and $11.48 million at December 31, 2010. The ratio of nonperforming loans over total loans was 1.03%, 0.56%, 1.77%, 1.83% and 2.84% at December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

In addition, the Company held three OREO properties with outstanding balances of approximately $884,000 as of December 31, 2014, one of which consisted of residential land acquired through foreclosure that was written down to a zero balance because the public utilities have not been obtainable rendering these land lots unmarketable at this time. The Company held the same three properties as of December 31, 2013 and held only the one zero-balance property as of December 31, 2012. The Company held two properties with a market value of $0.2 million as of December 31, 2011 as compared to three OREO properties with a market value of $0.8 million as of December 31, 2010.

Management believes that the reserve provided for nonperforming loans, together with the tangible collateral, were adequate as of December 31, 2014. See “Allowance for Loan Losses” below for further discussion. Except as disclosed above, as of December 31, 2014, management was not aware of any material credit problems of borrowers that would cause it to have serious doubts about the ability of a borrower to comply with the present loan payment terms. However, no assurance can be given that credit problems may exist that may not have been brought to the attention of management, or that credit problems may arise.

The following table provides information with respect to the components of our nonperforming assets as of the dates indicated. (The figures in the table are net of the portion guaranteed by the U.S. Government):

Nonperforming Assets

(Dollars in Thousands)	At December 31,
	2014	2013	2012	2011	2010
Nonaccrual loans(1)
Commercial real estate	$4,363	$2,322	$5,891	$7,129	$11,253
Commercial and industrial	337	18	21	104	222
Consumer	0	0	0	0	0
Consumer residential	0	0	1011	0	0
Agriculture	0	0	0	0	0
Total	$4,700	$2,340	$6,923	$7,233	$11,475

Loans 90 days or more past due and still accruing (as to principal or interest):
Commercial real estate	$0	$0	$0	$0	$0
Commercial and industrial	0	0	0	0	0
Consumer	0	0	0	0	0
Consumer residential	0	0	0	0	0
Agriculture	0	0	0	0	0
Total	0	0	0	0	0

Total nonperforming loans	4,700	2,340	6,923	7,233	11,475

Other real estate owned	884	916	0	244	778
Total nonperforming assets	$5,584	$3,256	$6,923	$7,477	$12,253

Accruing restructured loans (2)
Commercial real estate	$0	$0	$0	$0	$0
Commercial and industrial	0	0	0	0	0
Consumer	0	0	0	0	0
Consumer residential	0	0	0	0	0
Agriculture	0	0	0	0	0
Total	0	0	0	0	0

Total impaired loans	$4,700	$2,340	$6,923	$7,233	$11,475

Nonperforming loans as a percentage of total loans	1.03%	0.56%	1.77%	1.83%	2.84%
Nonperforming assets as a percentage of total loans and other real estate owned	1.23%	0.77%	1.77%	1.89%	3.03%
Allowance for loan losses as a percentage of nonperforming loans	160.30%	327.37%	115.19%	119.03%	71.94%

(1) During the fiscal year ended December 31, 2014 and 2013, no interest income related to these loans was included in net income while on nonaccrual status. Additional interest income of approximately $321,000 and $583,000 would have been recorded during the year ended December 31, 2014 and 2013, respectively, if these loans had been paid in accordance with their original terms.

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

Historically, over the past five years, due to the economic downturn’s effect on the financial stability of certain borrowers, we set aside more reserves for probable loan losses. However, in 2014, amid signs of credit quality improvement, the allowance for loan losses decreased by 1.6%, or $125,000, to $7.53 million at December 31, 2014 as compared with $7.66 million at December 31, 2013. Such allowances were $7.98 million, $8.61 million and $8.25 million at December 31, 2012, 2011 and 2010, respectively. In 2014, the allowance for loan losses as a percentage of total loans decreased corresponding to our improved credit quality, as reflected in the ratios of 1.66%, 1.83%, 2.04%, 2.17% and 2.04%, at the end of 2014, 2013, 2012, 2011 and 2010, respectively. Based on the current conditions of the loan portfolio, management believes that the $7.53 million allowance for loan losses at December 31, 2014 is adequate to absorb losses inherent in our loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

Diversification, low loan-to-values, strong credit quality and enhanced credit monitoring contribute to a reduction in the portfolio’s overall risk, and help to offset the economic risk. The impact of the stagnant economic environment will continue to be monitored, and adjustments to the provision for loan loss will be made accordingly. During 2014, the Company recognized net loan recoveries of $1,752,000 primarily from one loan for which we received a net settlement of $2,923,000, resulting in a recovery of $1,877,000. In prior years, the weak business climate adversely impacted the financial conditions of some of our clients and resulted in net loan charge-offs of $616,000, $1,784,000, $1,146,000 and $2,785,000 in 2013, 2012, 2011 and 2010, respectively.

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

Although management believes the allowance at December 31, 2014 was adequate to absorb losses from any known and inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect our service areas or other variables will not result in increased losses in the loan portfolio in the future.

As of December 31, 2014, our allowance for loan losses consisted of amounts allocated to three phases of our methodology for assessing loan loss allowances, as follows (see details of methodology for assessing allowance for loan losses in the section entitled “Critical Accounting Policies”):

(Dollars in Thousands)	Years Ended December 31,
Phase of Methodology	2014	2013	2012
Specific review of individual loans	$993	$392	$549
Review of portfolio based on loss trends and current economic climate	4,388	5,362	5,521
Review of portfolio based on inherent risk and other subjective factors	2,153	1,905	1,905
	$7,534	$7,659	$7,975

The Components of the Allowance for Loan Losses

As stated previously in "Critical Accounting Policies," the overall allowance consists of a specific allowance for individually identified impaired loans, an allowance factor for categories of credits with similar characteristics and trends, and an allowance for changing environmental factors.

The first component, the specific allowance, results from the analysis of identified problem credits and the evaluation of sources of repayment including collateral, as applicable. Through Management's ongoing loan grading process, individual loans are identified that have conditions that indicate the borrower may be unable to pay all amounts due under the contractual terms. These loans are evaluated individually by Management and specified allowances for loan losses are established when the discounted cash flows of future payments or collateral value of collateral-dependent loans are lower than the recorded investment in the loan. Generally with problem credits that are collateral-dependent, we obtain appraisals of the collateral at least annually. We may obtain appraisals more frequently if we believe the collateral value is subject to market volatility, if a specific event has occurred to the collateral (e.g. tentative map has been filed), or if we believe foreclosure is imminent.  Impaired loan balances increased from $2.3 million at December 31, 2013 to $4.7 million at December 31, 2014.  The specific allowance totaled $993,000 and $392,000 at December 31, 2014 and 2013, respectively, as we charge off substantially all of our estimated losses related to specifically identified impaired loans as the losses are identified.

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

The total amount allocated for the second component is determined by applying loss estimation factors based on loss history to outstanding loans. At December 31, 2014 and 2013, the allowance allocated by categories of credits totaled $4.4 million and $5.4 million, respectively. The decrease mainly related to one borrower with three loans that were placed on non-accrual during 2014 which resulted in a reduction of $822,000 from the second ALLL component, as the loans were subsequently evaluated individually for impairment.

The third component of the allowance for loan losses is an economic and qualitative component that is intended to absorb losses caused by portfolio trends, concentration of credit, growth, and economic trends, as stated previously in "Critical Accounting Policies". At December 31, 2014 and 2013, the general valuation allowance, including the economic component, totaled $2.2 million and $1.9 million, respectively. Starting in late 2008, we witnessed financial difficulties experienced by borrowers in our market, where real estate sale prices declined and holding periods increased.  In the past several years, while published economic data indicates that the downturn is behind us, it is not clear at what speed the economy will recover. In response to this, we have been proactive in evaluating reserve percentages for economic and other qualitative loss factors used to determine the adequacy of the allowance for loan losses. The increase to the third component of the allowance for loan losses reflected such evaluation.

The table below summarizes, for the periods indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for loan losses:

Allowance for Loan Losses

(Dollars in Thousands)	2014	2013	2012	2011	2010
Balances:
Average total loans outstanding during period	$430,448	$396,953	$390,856	$394,130	$411,590
Total loans outstanding at end of period	$454,471	$419,438	$390,986	$396,202	$404,194
Allowance for loan losses:
Balances at beginning of period	$7,659	$7,975	$8,609	$8,255	$7,020

Actual charge-offs:
Commercial real estate	103	436	1,663	1,108	2,696
Commercial and Industrial	0	0	0	44	52
Consumer	40	22	26	7	1
Consumer Residential	0	178	150	38	43
Agriculture	0	0	0	0	0
Total charge-offs	143	636	1,839	1,197	2,792

Recoveries on loans previously charged off:
Commercial real estate	1,882	9	35	30	0
Commercial and Industrial	0	0	1	14	2
Consumer	2	3	4	6	5
Consumer Residential	11	8	15	1	0
Agriculture	0	0	0	0	0
Total recoveries	1,895	20	55	51	7

Net loan (recoveries) charge-offs	(1,752)	616	1,784	1,146	2,785

(Reversal of) provision for loan losses	(1,877)	300	1,150	1,500	4,020

Balance at end of period	$7,534	$7,659	$7,975	$8,609	$8,255

Ratios:
Net loan (recoveries) charge-offs to average total loans	(0.41% )	0.16%	0.46%	0.29%	0.68%
Allowance for loan losses to total loans at end of period	1.66%	1.83%	2.04%	2.17%	2.04%
Net loan (recoveries) charge-offs to allowance for loan losses at end of period	(23.25% )	8.04%	22.37%	13.31%	33.74%
Net loan charge-offs to provision for loan losses	N/A	205.33%	155.13%	76.40%	69.28%

The table below summarizes the allowance for loan loss balance by type of loan balance at the end of each period (See “Loan Portfolio” above for a description of each type of loan balance):

Allocation of the Allowance for Loan Losses

(Dollars in thousands)	Amount Outstanding as of December 31,
	2014	2013	2012	2011	2010
Applicable to:
Commercial real estate	$5,963	$6,248	$6,571	$6,969	$6,577
Commercial and Industrial	720	663	474	606	686
Consumer	42	47	50	65	61
Consumer Residential	388	440	384	348	375
Agriculture	286	217	286	363	153
Unallocated	135	45	210	258	403
Total Allowance	$7,534	$7,659	$7,975	$8,609	$8,255

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

The balances of other earning assets as of December 31, 2014 and December 31, 2013 were as follows:

(Dollars in Thousands)	December 31, 2014	December 31, 2013

BOLI	$13,545	$12,083
LIHTCF	$455	$515
Federal Reserve Bank Stock	$758	$758
Federal Home Loan Bank Stock	$2,517	$2,412

Deposits and Other Sources of Funds

Deposits

Total deposits at December 31, 2014 and 2013 were $669.6 million and $602.6 million, respectively, representing an increase of $67.0 million or 11.1% in 2014. The average deposits for the year ended December 31, 2013 increased $45.0 million or 8.4% to $582.0 million compared to $537.0 million at December 31, 2012.

Deposits are the Company’s primary source of funds. Due to strategic emphasis by management, core deposits (based on definition provided by FDIC’s Uniform Bank Performance Report) increased by 11.2% in 2014 to $657.6 million at December 31, 2014. The percentage of core deposits to total deposits remained flat at 98.2% at December 31, 2014 as compared to 98.1% at December 31, 2013. The average rate paid on time deposits in denominations of $100,000 or more was 0.56% and 0.73% for the years ended December 31, 2014 and 2013, respectively. The composition and cost of the Company's deposit base are important components in analyzing the Company's net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein. See “Net Interest Income and Net Interest Margin” for further discussion.

The Company's liquidity is impacted by the volatility of deposits or other funding instruments or, in other words, by the propensity of that money to leave the institution for rate-related or other reasons. Deposits can be adversely affected if economic conditions in California and the Company's market area in particular, continue to weaken. Potentially, the most volatile deposits in a financial institution are jumbo certificates of deposit, meaning time deposits with balances that equal or exceed $100,000, as customers with balances of that magnitude are typically more rate-sensitive than customers with smaller balances.

The following tables summarize the distribution of average daily deposits and the average daily rates paid for the periods indicated:

Distribution of Average Daily Deposits

	2014		2013		2012
	Average	Average	Average	Average	Average	Average
(Dollars in Thousands)	Balance	Rate	Balance	Rate	Balance	Rate

Demand	$191,667	0.00%	$169,229	0.00%	$133,674	0.00%
Money market	238,736	0.12%	238,956	0.14%	249,652	0.21%
NOW	97,080	0.07%	83,268	0.10%	68,454	0.15%
Savings	39,820	0.11%	35,162	0.15%	26,238	0.22%
Time certificates of deposit of $100,000 or more	33,285	0.56%	35,873	0.73%	37,150	0.87%
Other time deposits	17,687	0.36%	19,499	0.48%	21,822	0.60%
Total deposits	$618,275	0.10%	$581,987	0.14%	$536,990	0.21%

The scheduled maturities of our time deposits in denominations of $100,000 or greater at December 31, 2014 are, as follows:

Maturities of Time Deposits of $100,000 or More
(Dollars in Thousands)
Three months or less	$7,895
Over three months through six months	6,176
Over six months through twelve months	9,291
Over twelve months	8,263
Total	$31,625

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Five of our clients carry deposit balances of more than 1% of our total deposits, two of which had a deposit balance of more than 3% of total deposits at December 31, 2014.

The Company had $1.9 million in brokered deposits as of December 31, 2014 and 2013, respectively. The only brokered deposits the Company holds are from CDARS and ICS, a certificate of deposit and money market account program, respectively, that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer.

FHLB Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. Our outstanding FHLB advances were fully paid off during 2012, leaving no outstanding balances as of December 31, 2013 and 2014.  See “Liquidity Management” below for the details on the FHLB borrowings program.

The following table is a summary of FHLB borrowings for fiscal years 2014 and 2013:

Dollars in Thousands	2014	2013
Balance at year-end	$0	$0
Average balance during the year	$1	$0
Maximum amount outstanding at any month-end	$0	$0
Average interest rate during the year	N/A	N/A
Average interest rate at year-end	N/A	N/A

Return on Equity and Assets

The following table sets forth certain information regarding our return on equity and assets for the periods indicated:

	Year Ended December 31,
	2014	2013
Return on average assets	1.03%	0.90%
Return on average common equity	10.07%	9.07%
Dividend payout ratio	18.54%	13.51%
Equity to assets ratio	10.01%	9.60%

Deferred Compensation Obligations

We maintain a nonqualified, unfunded deferred compensation plan for certain key management personnel.  Under this plan, participating employees may defer compensation, which will entitle them to receive certain payments upon retirement, death, or disability.  The plan provides for payments commencing upon retirement and reduced benefits upon early retirement, disability, or termination of employment. At December 31, 2014 and 2013, our aggregate payment obligations under this plan totaled $7.8 million and $7.4 million, respectively.

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of December 31, 2014, and 2013, we had commitments to extend credit of $84.8 million and $52.6 million, respectively.  Obligations under standby letters of credit were $1.1 million and $0.3 million at December 31, 2014 and 2013, respectively, and there were no obligations under commercial letters of credit for either period.

The effect on our revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used. For more information regarding our off balance sheet arrangements, see Note 15- Commitments and Other Contingencies- to our 2014 year-end consolidated financial statements located elsewhere in this report.

Contractual Obligations

The following chart summarizes certain contractual obligations of the Company as of December 31, 2014 (dollars in thousands):

Contractual Obligations	Less than 1 Year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations	$844	$1,405	$1,320	$2,182	$5,751
Supplemental retirement plans	60	146	302	1,714	2,222
Time deposit maturities	35,668	12,706	22	0	48,396
Total	$36,572	$14,257	$1,644	$3,896	$56,369

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

Since our deposit growth strategy emphasizes core deposit growth we have avoided relying on brokered deposits as a consistent source of funds. The only brokered deposit the Company holds are from CDARS and ICS, a certificate of deposit and money market program, respectively, that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer. The Company had $1.9 million in brokered deposits as of December 31, 2014 and 2013, respectively.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio and stock issued by the FHLB. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. At December 31, 2014 and 2013, the Company had no FHLB advances outstanding and had sufficient collateral to borrow an additional $176.7 million and $168.0 million, respectively. In addition, the Company had lines of credit with its correspondent banks to purchase overnight federal funds totaling $25 million at December 31, 2014 and 2013. No advances were made on these lines of credit as of December 31, 2014 and December 31, 2013.

The Company’s liquidity depends primarily on dividends paid to it as sole shareholder of the Bank. The Bank’s ability to pay dividends to the Company will depend on whether the Bank will be in a position to pay dividends based on regulatory requirements and the performance of the Bank.

Maintenance of adequate liquidity requires that sufficient resources be available at all time to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, loans and securities available for sale. Our liquid assets at December 31, 2014 and 2013 totaled approximately $223.5 million and $183.3 million, respectively. Our liquidity level measured as the percentage of liquid assets to total assets was 29.8% and 27.3% at December 31, 2014, and 2013, respectively.

Capital Resources and Capital Adequacy Requirements

In the past two years, our primary source of capital has been internally generated operating income through retained earnings. At December 31, 2014, total shareholders’ equity increased to $75.0 million, representing an increase of $10.5 million from December 31, 2013. The increase was due to the increase in retained earnings of $7.1 million, a comprehensive gain of $2.6 million due to the positive effect that declining treasury yields had on the unrealized market value adjustment of our available for sale investment portfolio and $0.9 million from stock option exercise proceeds. These increases were offset by the common stock dividend declaration totaling $0.5 million during the third quarter of 2014.

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

As of December 31, 2014, we had no material commitments for capital expenditures.

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

As of December 31, 2014, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to the Bank’s capital ratios as of the dates specified:

	Regulatory Well- Capitalized Standards	December 31, 2014	December 31, 2013
Total capital to risk-weighted assets	10.0%	14.5%	14.6%
Tier I capital to risk-weighted assets	6.0%	13.2%	13.3%
Tier I capital to average assets	5.0%	10.1%	9.8%

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

        At December 31, 2014, it was estimated that the Company's MV would decrease 12.8% in the event of an immediate 200 basis point increase in market interest rates. The Company's MV at the same date would decrease 25.8% in the event of an immediate 200 basis point decrease in applicable interest rates.

        Presented below, as of December 31, 2014 and 2013, is an analysis of the Company's interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of applicable interest rates:

	December 31, 2014				December 31, 2013
			Market Value as a % of Present Value of Assets				Market Value as a % of Present Value of Assets
(Dollars in Thousands)	$ Change in Market Value	% Change in Market Value	MV Ratio	Change (bp)	$ Change in Market Value	% Change in Market Value	MV Ratio	Change (bp)
Shock Scenario
+200 bp	$(19,562)	(12.82)%	18.28%	(184)	$(6,282)	(6.77)%	13.13%	(36)
+100 bp	$(8,356)	(5.47)%	19.41%	(71)	$(1,854)	(2.00)%	13.51%	2
0 bp	$0	0.00%	20.12%	0	$0	0.00%	13.49%	0
-100 bp	$(16,087)	(10.54)%	17.69%	(243)	$4,064	4.38%	13.83%	34
-200 bp	$(39,357)	(25.78)%	14.56%	(556)	$3,529	3.81%	13.66%	17

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act of 1934 (the “Act”)) as of December 31, 2014. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2015 Annual Meeting of Shareholders.   The Company and the Company have adopted a Code of Ethics that applies to all staff including the Chief Executive Officer, and the Chief Financial Officer. A copy of the Code of Ethics will be provided to any person, without charge, upon written request to Corporate Secretary, Oak Valley Bancorp, 125 North Third Avenue, Oakdale, CA 95361.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 4 and 5 were required for those persons, the Company believes that for the 2014 fiscal year the officers and directors of the Company complied with all applicable filing requirements, except for the late filings for the directors in the table below:

Name	Form	Transaction Type	Transaction Date	# of Shares
Jay Gilbert	4	Purchase (1)	1/22/2014	302
Jay Gilbert	4	Purchase (1)	7/29/2014	162
Tom Haidlen	4	Purchase (1)	1/21/2014	406
Dan Leonard	4	Purchase (1)	1/22/2014	353
Roger Schrimp	4	Sale	2/13/2014	(500)
Roger Schrimp	4	Sale	2/19/2014	(620)
Roger Schrimp	4	Sale	2/21/2014	(8,880)

(1) Automatic Reinvestment of Cash Dividend

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2015 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2015 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2015 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2015 Annual Meeting of Shareholders.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Oakdale, California on March 24, 2015.

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

Signature	Title	Date

/s/ DONALD L. BARTON	Director	March 17, 2015
Donald Barton

/s/ CHRISTOPHER M. COURTNEY	Director	March 17, 2015
Christopher M. Courtney

/s/ JAMES L. GILBERT	Director	March 17, 2015
James L. Gilbert

/s/ THOMAS A. HAIDLEN	Director	March 17, 2015
Thomas A. Haidlen

/s/ MICHAEL Q. JONES	Director	March 17, 2015
Michael Q. Jones

/s/ DANIEL J. LEONARD	Director	March 17, 2015
Daniel J. Leonard

/s/ RONALD C. MARTIN	Director	March 17, 2015
Ronald C. Martin

/s/ JANET S. PELTON	Director	March 17, 2015
Janet S. Pelton

/s/ ROGER M. SCHRIMP	Director	March 17, 2015
Roger M. Schrimp

/s/ DANNY L. TITUS	Director	March 17, 2015
Danny L. Titus

/s/ TERRANCE P. WITHROW	Director	March 17, 2015
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

As of December 31, 2014, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 COSO) and guidance issued by the Securities and Exchange Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2014, based on those criteria.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Oak Valley Bancorp

We have audited the accompanying consolidated balance sheets of Oak Valley Bancorp and subsidiary (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years ended December 31, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oak Valley Bancorp and subsidiary as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Stockton, California

March 24, 2015

OAK VALLEY BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	December 31,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$132,078	$100,096
Federal funds sold	12,210	5,095
Cash and cash equivalents	144,288	105,191

Securities available for sale	121,277	117,746
Loans, net of allowance for loan loss of $7,534 and $7,659 at December 31, 2014 and 2013, respectively	446,492	411,156
Bank premises and equipment, net	14,066	13,684
Other real estate owned	884	916
Interest receivable and other assets	22,658	23,160

	$749,665	$671,853

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$669,581	$602,633
Interest payable and other liabilities	5,043	4,703
Total liabilities	674,624	607,336

Commitments and contingencies

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,074,855 and 7,929,730 shares issued and outstanding at December 31, 2014 and 2013, respectively	24,682	23,758
Additional paid-in capital	2,910	2,537
Retained earnings	45,582	38,985
Accumulated other comprehensive income (loss), net of tax	1,867	(763)
Total shareholders’ equity	75,041	64,517

	$749,665	$671,853

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)	YEAR ENDED DECEMBER 31,
	2014	2013
INTEREST INCOME
Interest and fees on loans	$22,011	$21,406
Interest on securities available for sale	3,708	3,462
Interest on federal funds sold	38	25
Interest on deposits with banks	179	211
Total interest income	25,936	25,104

INTEREST EXPENSE
Deposits	647	828
Total interest expense	647	828

Net interest income	25,289	24,276
(Reversal of) provision for loan losses	(1,877)	300

Net interest income after (reversal of) provision for loan losses	27,166	23,976

OTHER INCOME
Service charges on deposits	1,346	1,237
Earnings on cash surrender value of life insurance	433	404
Mortgage commissions	157	229
Gains on called securities	209	60
Other	1,619	1,350
Total non-interest income	3,764	3,280

OTHER EXPENSES
Salaries and employee benefits	11,120	9,978
Occupancy expenses	2,902	2,923
Data processing fees	1,336	1,307
Regulatory assessments (FDIC & DBO)	459	480
Other operating expenses	4,417	3,972
Total non-interest expense	20,234	18,660

Net income before provision for income taxes	10,696	8,596

PROVISION FOR INCOME TAXES	3,574	2,710
NET INCOME	$7,122	$5,886

Preferred stock dividends	0	68

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$7,122	$5,818

NET INCOME PER COMMON SHARE	$0.90	$0.75

NET INCOME PER DILUTED COMMON SHARE	$0.89	$0.74

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEAR ENDED DECEMBER 31,
(in thousands)	2014	2013

Net income	$7,122	$5,886
Available for sale securities:
Unrealized holding gains (losses) on securities arising during the current period, net of tax effect of $1.9 million and ($2.8) million for the years ended December 31, 2014 and 2013, respectively	2,753	(3,972)
Reclassification adjustment due to net gains realized on calls of securities, net of tax effect of $86 thousand and $24 thousand for the years ended December 31, 2014 and 2013, respectively	(123)	(36)
Other comprehensive income (loss)	2,630	(4,008)
Comprehensive income	$9,752	$1,878

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	YEARS ENDED DECEMBER 31, 2013 AND 2014
							Accumulated
					Additional		Other	Total
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2013	7,907,780	$23,673	6,750	$6,750	$2,342	$33,959	$3,245	$69,969
Stock options exercised	11,250	85						85
Restricted stock issued	15,000
Restricted stock cancelled	(4,300)
Repurchase of Series B preferred stock			(6,750)	$(6,750)				(6,750)
Preferred stock dividend payments						(67)		(67)
Common stock dividend declared						(793)		(793)
Stock based compensation					195			195
Other comprehensive loss							(4,008)	(4,008)
Net income						5,886		5,886
Balances, December 31, 2013	7,929,730	$23,758	0	$0	$2,537	$38,985	$(763)	$64,517

Stock options exercised	122,625	$924						$924
Tax benefit on stock based compensation					102			102
Restricted stock issued	24,500
Restricted stock cancelled	(2,000)
Common stock dividend declared						(525)		(525)
Stock based compensation					271			271
Other comprehensive income							2,630	2,630
Net income						7,122		7,122
Balances, December 31, 2014	8,074,855	$24,682	0	$0	$2,910	$45,582	$1,867	$75,041

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
(dollars in thousands)	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,122	$5,886
Adjustments to reconcile net earnings to net cash from operating activities:
(Reversal of) provision for loan losses	(1,877)	300
(Decrease) increase in deferred fees/costs, net	(178)	24
Depreciation	1,174	1,160
Amortization of investment securities, net	147	237
Stock based compensation	271	195
Excess tax benefits from stock-based payment arrangements	(102)	0
(Gain) loss on sale of premises and equipment	(3)	32
OREO write downs and loss (gain) on sale	32	(17)
Gain on called available for sale securities	(209)	(60)
Earnings on cash surrender value of life insurance	(433)	(404)
(Increase) decrease in deferred tax asset	(187)	207
Increase in interest payable and other liabilities	1,134	290
Increase in interest receivable	(13)	(357)
Decrease in other assets	529	23
Net cash from operating activities	7,408	7,516

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(17,883)	(36,082)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	18,884	15,215
Net increase in loans	(33,281)	(32,200)
Purchase of FHLB Stock	(104)	(41)
Purchase of BOLI policies	(1,029)	0
Proceeds from sale of OREO	0	982
Proceeds from sales of premises and equipment	3	6
Net purchases of premises and equipment	(1,556)	(448)
Net cash used in investing activities	(34,966)	(52,568)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(1,318)	0
Preferred stock dividend payment	0	(68)
Repurchase of Series B preferred stock	0	(6,750)
Net increase in demand deposits and savings accounts	71,529	21,029
Net decrease in time deposits	(4,581)	(5,388)
Excess tax benefits from stock-based payment arrangements	102	0
Proceeds from sale of common stock and exercise of stock options	924	85
Net cash from financing activities	66,656	8,908

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,097	(36,144)

CASH AND CASH EQUIVALENTS, beginning of period	105,191	141,335

CASH AND CASH EQUIVALENTS, end of period	$144,288	$105,191

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$668	$835
Income taxes	$3,005	$2,345

NON-CASH INVESTING ACTIVITIES:
Real estate acquired through foreclosure	$0	$1,882
Corporate headquarter premises acquired through foreclosure	$0	$1,250
Common stock dividend declared	$525	$793
Change in unrealized gain (loss) on available-for-sale securities	$4,470	$(6,810)

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the Company’s consolidated financial statements include the allowance for loan losses, accounting for income taxes, other-than-temporary impairment of investment securities, the fair value of stock options, fair value measurements, deferred compensation plans, and the determination, recognition and measurement of impaired loans. Actual results could differ from these estimates.

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

The Company files income tax returns in the U.S. federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2010.

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

Advertising costs — The Company expenses marketing costs as they are incurred. Advertising expense was $215,000 and $198,000 for the years ended December 31, 2014 and 2013, respectively.

Comprehensive income — Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes items previously recorded directly to equity, such as unrealized gains and losses on securities available for sale. Comprehensive income is presented in the statements of comprehensive income and as a component of shareholders’ equity. For the years ended December 31, 2014 and 2013, $123,000 and $36,000 net of tax, respectively, was reclassified from comprehensive income into net income related to gains on called available for sale securities.

Investment in limited partnership —  During 2007 the Company acquired limited interests in a private limited partnership that acquires affordable housing properties in California that generate Low Income Housing Tax Credits under Section 42 of the Internal Revenue Code of 1986, as amended.  The Company’s limited partnership investment is accounted for under the equity method.  The Company’s noninterest expense associated with the utilization of these tax credits for the year ended December 31, 2014 and 2013 was $61,000 and $60,000, respectively.  The limited partnership investment is expected to generate a total tax benefit of approximately $1.16 million over the life of the investment for the combination of the tax credits and deductions on noninterest expense.  The tax credits expire between 2014 and 2022.  In 2013, a tax benefit of $89,000 was utilized for income tax purposes and an estimated amount of $88,000 will be utilized for 2014.  The recorded investment in limited partnerships totaled $455,000 and $515,000 at December 31, 2014 and 2013, respectively, and is reflected as a component of interest receivable and other assets on the consolidated balance sheets.

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

The fair value of each option grant is estimated as of the grant date using a binomial option-pricing model for all grants. Expected volatility is based on the historical volatility of the price of the Company’s stock. The Company uses historical data to estimate option exercise and stock option forfeiture rates within the valuation model. The expected term of options granted for the binomial model is derived from applying a historical suboptimal exercise factor to the contractual term of the grant. For binomial pricing, the risk-free rate for periods is equal to the U.S. Treasury yield at the time of grant and commensurate with the contractual term of the grant. There were no stock options granted in 2014 or 2013.

The fair value of restricted stock awards is based on the price of the Company’s stock at the date of grant. There were 24,500 and 15,000 shares of restricted stock granted during 2014 and 2013, respectively. Stock based compensation recorded during the years ended December 31, 2014 and 2013 totaled approximately $271,000 and $195,000, respectively.

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of December 31, 2014 and 2013. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

NOTE 2 — CASH AND DUE FROM BANKS

Cash and due from banks includes balances with the Federal Reserve Bank and other correspondent banks. The Company is required to maintain specified reserves by the Federal Reserve Bank. The average reserve requirements are based on a percentage of the Company’s deposit liabilities. In addition, the Federal Reserve Bank requires the Company to maintain a certain minimum balance at all times. As of December 31, 2014 the Company had a balance of $53,762,000 which is more than adequate to satisfy the reserve requirement.

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

In May 2012, the Company repurchased from the U.S. Treasury 6,750 shares of Series B Preferred Stock for aggregate consideration of $6.75 million. In March 2013, the Company repurchased the remaining 6,750 shares of Series B Preferred Stock for aggregate consideration of $6.75 million plus $67,500 for accrued dividends. At December 31, 2013 and 2014, there were no outstanding shares of Series B Preferred Stock.

NOTE 4 — SECURITIES

The amortized cost and estimated fair values of debt securities as of December 31, 2014, are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$40,316	$1,760	$(146)	$41,930
Collateralized mortgage obligations	6,927	184	(39)	7,072
Municipalities	49,396	1,713	(212)	50,897
SBA pools	895	0	(3)	892
Corporate debt	6,726	95	(17)	6,804
Asset backed securities	10,766	50	(106)	10,710
Mutual fund	3,077	0	(105)	2,972
	$118,103	$3,802	$(628)	$121,277

The following tables detail the gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014.

(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$0	$0	$8,446	$(146)	$8,446	$(146)
Collateralized mortgage obligations	0	0	1,445	(39)	1,445	(39)
Municipalities	3,530	(22)	12,791	(190)	16,321	(212)
SBA pools	0	0	892	(3)	892	(3)
Corporate debt	1,983	(17)	0	0	1,983	(17)
Asset backed securities	3,798	(79)	971	(27)	4,769	(106)
Mutual fund	0	0	2,972	(105)	2,972	(105)
Total temporarily impaired securities	$9,311	$(118)	$27,517	$(510)	$36,828	$(628)

At December 31, 2014, there were 6 U.S. agencies, one collateralized mortgage obligation, 14 municipalities, two SBA pools, one asset backed security, and one mutual fund that comprised the total securities in an unrealized loss position for greater than 12 months and 3 municipalities, one corporate debt, and two asset backed securities that make up the total securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and volatility of the security’s fair value. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes and the Company does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities at December 31, 2014, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$13,030	$13,420
Due after one year through five years	27,499	29,062
Due after five years through ten years	37,328	37,583
Due after ten years	40,246	41,212
	$118,103	$121,277

The amortized cost and estimated fair values of debt securities as of December 31, 2013, are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$52,539	1,844	$(1,268)	$53,115
Collateralized mortgage obligations	9,580	248	(47)	9,781
Municipalities	42,304	953	(2,988)	40,269
SBA Pools	1,088	-	(7)	1,081
Corporate debt	4,697	128	-	4,825
Asset Backed Securities	5,858	28	(29)	5,857
Mutual Fund	2,975	-	(157)	2,818
	$119,041	$3,201	$(4,496)	$117,746

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

Gross realized gains on called available-for-sale securities during 2014 and 2013 totaled $209,000 and $60,000, respectively. There were no losses on called available-for-sale securities realized during 2014 and 2013. There were no sales of available-for-sale securities during 2014 and 2013.

Securities carried at $60,474,000 and $72,371,000 at December 31, 2014 and 2013, respectively, were pledged to secure deposits of public funds.

NOTE 5 — LOANS

The Company’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of December 31, 2014, approximately 79% of the Company’s loans are commercial real estate loans which includes construction loans. Approximately 12% of the Company’s loans are for general commercial uses including professional, retail, and small business. Additionally, 6% of the Company’s loans are for residential real estate and other consumer loans. The remaining 3% are agriculture loans.

Loan totals were as follows:

(in thousands)	YEAR ENDED DECEMBER 31,
	2014	2013
Commercial real estate:
Commercial real estate- construction	$9,181	$15,555
Commercial real estate- mortgages	315,506	285,840
Land	10,620	11,157
Farmland	23,091	20,321
Commercial and industrial	54,051	48,787
Consumer	805	883
Consumer residential	25,464	25,623
Agriculture	15,753	11,272
Total loans	454,471	419,438

Less:
Deferred loan fees and costs, net	(445)	(623)
Allowance for loan losses	(7,534)	(7,659)
Net loans	$446,492	$411,156

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2014, approximately 36.9% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

Year-end non-accrual loans, segregated by class of loans, were as follows:

(in thousands)	YEAR ENDED DECEMBER 31,
	2014	2013
Commercial real estate:
Commercial real estate- construction	$0	$0
Commercial real estate- mortgages	1,296	1,047
Land	2,995	1,183
Farmland	72	92
Commercial and industrial	337	18
Consumer	0	0
Consumer residential	0	0
Agriculture	0	0
Total non-accrual loans	$4,700	$2,340

Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income of approximately $321,000 in 2014 and $583,000 in 2013.

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of December 31, 2014 (in thousands):

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$9,181	$9,181	$0
Commercial R.E. - mortgages	35	1,296	0	1,331	314,175	315,506	0
Land	0	0	2,493	2,493	8,127	10,620	0
Farmland	0	0	72	72	23,019	23,091	0
Commercial and industrial	14	0	323	337	53,714	54,051	0
Consumer	0	0	0	0	805	805	0
Consumer residential	0	0	0	0	25,464	25,464	0
Agriculture	0	0	0	0	15,753	15,753	0
Total	$49	$1,296	$2,888	$4,233	$450,238	$454,471	$0

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of December 31, 2013 (in thousands):

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$15,555	$15,555	$0
Commercial R.E. - mortgages	1,348	0	1,046	2,394	283,446	285,840	0
Land	0	2,651	659	3,310	7,847	11,157	0
Farmland	0	0	92	92	20,229	20,321	0
Commercial and industrial	0	1,407	0	1,407	47,380	48,787	0
Consumer	0	0	0	0	883	883	0
Consumer residential	0	0	0	0	25,623	25,623	0
Agriculture	0	0	0	0	11,272	11,272	0
Total	$1,348	$4,058	$1,797	$7,203	$412,235	$419,438	$0

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

Impaired loans by class as of December 31, 2014 and 2013 are set forth in the following tables. No interest income was recognized on impaired loans subsequent to their classification as impaired during 2014 and 2013.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
December 31, 2014
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	1,301	0	1,296	1,296	125	554
Land	3,215	0	2,995	2,995	868	3,155
Farmland	80	72	0	72	0	82
Commercial and Industrial	359	337	0	337	0	304
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Total	$4,956	$408	$4,291	$4,700	$993	$4,096

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
December 31, 2013
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$51
Commercial R.E. - mortgages	3,049	1,047	0	1,047	0	1,980
Land	1,320	0	1,183	1,183	392	1,635
Farmland	95	92	0	92	0	62
Commercial and Industrial	27	18	0	18	0	20
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	354
Agriculture	0	0	0	0	0	0
Total	$4,491	$1,157	$1,183	$2,340	$392	$4,102

Troubled Debt Restructurings – In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

At December 31, 2014, there were 5 loans and leases that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $3,331,000. At December 31, 2013, there were 3 loans and leases that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $1,201,000. The increase of two TDR loans during 2014 is due in part to a foreclosure on a loan relationship comprised of 3 loans totaling $2,816,000 that was subsequently sold. There were no unfunded commitments on TDR loans at December 31, 2014 and 2013. We have allocated $993,000 and $392,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of December 31, 2014 and 2013, respectively.

During the year ended December 31, 2014 the terms of three loans were modified as troubled debt restructurings, as compared to two loans during 2013. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date; or a temporary payment modification in which the payment amount allocated towards principal was reduced. In some cases, a permanent reduction of the accrued interest on the loan was conceded.

The following table presents loans by class modified as troubled debt restructurings that occurred during the years ended December 31, 2014 and 2013:

(dollars in thousands)	Year Ended December 31, 2014			Year Ended December 31, 2013
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial real estate:
Commercial R.E. - construction	0	$0	$0	0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	3	3,107	3,107	1	542	542
Farmland	0	0	0	0	0	0
Commercial and Industrial	1	331	331	1	27	27
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Total	4	$3,438	$3,438	2	$569	$569

The troubled debt restructurings during the years ended December 31, 2014 and 2013 did not increase the allowance for loan losses as a result of the loan modification and there were no charge offs as a result of the loan modifications.

There were no loans modified as troubled debt restructurings during the years ended December 31, 2014 and 2013 that had payment defaults during each respective year.

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

The following table presents weighted average risk grades of our loan portfolio.

	December 31, 2014	December 31, 2013
	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.00	3.84
Commercial real estate - mortgages	3.15	3.14
Land	4.34	4.50
Farmland	3.01	3.04
Commercial and industrial	3.39	3.13
Consumer	2.12	2.31
Consumer residential	3.02	3.05
Agriculture	3.18	3.27
Total gross loans	3.19	3.20

The following table presents risk grade totals by class of loans as of December 31, 2014 and 2013. Risk grades 1 through 4 have been aggregated in the “Pass” line.

(in thousands)	Commercial R.E. Construction	Commercial R.E. Mortgages	Land	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

December 31, 2014
Pass	$9,181	$310,912	$7,625	$23,019	$48,997	$790	$25,283	$15,753	$441,560
Special mention	-	2,722	-	-	3,438	-	-	-	6,160
Substandard	-	1,872	2,995	72	1,616	15	181	-	6,751
Doubtful	-	-	-	-	-	-	-	-	-
Total loans	$9,181	$315,506	$10,620	$23,091	$54,051	$805	$25,464	$15,753	$454,471

December 31, 2013
Pass	$15,555	$278,533	$7,323	$20,229	$46,712	$867	$25,200	$11,272	$405,691
Special mention	-	3,758	-	-	253	-	-	-	4,011
Substandard	-	3,549	3,834	92	1,822	16	423	-	9,736
Doubtful	-	-	-	-	-	-	-	-	-
Total loans	$15,555	$285,840	$11,157	$20,321	$48,787	$883	$25,623	$11,272	$419,438

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

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2014 and 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses
For the Year Ended December 31, 2014 and 2013

(in thousands)	Commercial	Commercial		Consumer
Year Ended December 31, 2014	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$6,247	$663	$47	$440	$217	$45	$7,659
Charge-offs	(103)	0	(40)	0	0	0	(143)
Recoveries	1,882	0	2	11	0	0	1,895
(Reversal of) provision for loan losses	(2,063)	57	33	(63)	69	90	(1,877)
Ending balance	$5,963	$720	$42	$388	$286	$135	$7,534

Year Ended December 31, 2013
Beginning balance	$6,570	$474	$50	$384	$286	$211	$7,975
Charge-offs	(436)	0	(22)	(178)	0	0	(636)
Recoveries	9	0	3	8	0	0	20
Provision for (reversal of) loan losses	104	189	16	226	(69)	(166)	300
Ending balance	$6,247	$663	$47	$440	$217	$45	$7,659

The following table details the allowance for loan losses and ending gross loan balances as of December 31, 2014 and 2013, summarized by collective and individual evaluation methods of impairment.

(in thousands)
	Commercial	Commercial		Consumer
December 31, 2014	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Allowance for loan losses for loans:
Individually evaluated for impairment	$993	$0	$0	$0	$0	$0	$993
Collectively evaluated for impairment	4,970	720	42	388	286	135	6,541
	$5,963	$720	$42	$388	$286	$135	$7,534

Ending gross loan balances:
Individually evaluated for impairment	$4,363	$337	$0	$0	$0	$0	$4,700
Collectively evaluated for impairment	354,035	53,714	805	25,464	15,753	0	449,771
	$358,398	$54,051	$805	$25,464	$15,753	$0	$454,471

December 31, 2013
Allowance for loan losses for loans:
Individually evaluated for impairment	$392	$0	$0	$0	$0	$0	$392
Collectively evaluated for impairment	5,855	663	47	440	217	45	7,267
	$6,247	$663	$47	$440	$217	$45	$7,659

Ending balances of loans:
Individually evaluated for impairment	$2,321	$18	$0	$0	$0	$0	$2,339
Collectively evaluated for impairment	330,552	48,769	883	25,623	11,272	0	417,099
	$332,873	$48,787	$883	$25,623	$11,272	$0	$419,438

Changes in the allowance off-balance-sheet commitments were as follows:

(in thousands)	YEARS ENDED DECEMBER 31,
	2014	2013
Balance, beginning of year	$134	$108
Provision charged to operations for off balance sheet	84	26
Balance, end of year	$218	$134

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

At December 31, 2014 and 2013, loans carried at $454,471,000 and $419,438,000, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 6 — PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows:

(in thousands)	DECEMBER 31,
	2014	2013
Land	$4,755	$4,755
Building	8,667	8,094
Leasehold improvements	3,672	3,145
Furniture, fixtures, and equipment	6,479	6,041
	23,573	22,035

Less accumulated depreciation and amortization	(9,507)	(8,351)
	$14,066	$13,684

Depreciation expense was $1,174,000 and $1,160,000 and for the years ended December 31, 2014 and 2013, respectively.

In November 2013, the company acquired its corporate headquarter building located at 338 East F street in Oakdale, California by foreclosing on the loan made to the owner of the building. The Company recorded the building in premises and equipment at the loan carrying value of $1,250,000 which was determined to be less than fair value at the time of acquisition. The book value of existing leasehold improvement assets associated with the headquarter building were also transferred to the building account.

NOTE 7 — INTEREST RECEIVABLE AND OTHER ASSETS

Other assets are summarized as follows:

(in thousands)	DECEMBER 31,
	2014	2013
Interest income receivable on loans	$1,271	$1,313
Interest income receivable on investments	753	698
Net deferred tax asset	2,614	4,266
Federal Reserve Bank stock	758	758
Federal Home Loan Bank stock	2,517	2,412
Cash surrender value of life insurance	13,545	12,083
Investment in limited partnership	455	515
Prepaid expenses and other	2,016	1,115
	$22,658	$23,160

NOTE 8 — DEPOSITS

Deposit totals were as follows:

	DECEMBER 31,
(in thousands)	2014	2013

Demand	$225,957	$187,577
NOW accounts	108,374	90,759
Money market deposit accounts	247,442	236,547
Savings	39,412	34,774
Time, $250,000 and under	38,247	43,474
Time, over $250,000	10,149	9,502
Total deposits	$669,581	$602,633

Certificates of deposit issued and their remaining maturities at December 31, 2014, are as follows (in thousands):

Year ending December 31,
2015	$35,668
2016	8,206
2017	4,500
2018	3
2019	19
$48,396

NOTE 9 — FHLB ADVANCES

At December 31, 2014, the Company had no outstanding advances from the Federal Home Loan Bank (“FHLB”). Unused and available advances totaled $176,689,000 at December 31, 2014.  Loans carried at $454,471,000 as of December 31, 2014, were pledged as collateral on advances from the Federal Home Loan Bank.

At December 31, 2013, the Company had no outstanding advances from the Federal Home Loan Bank (“FHLB”). Unused and available advances totaled $167,957,000 at December 31, 2013.  Loans carried at $419,438,000 as of December 31, 2013, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 10 — INTEREST ON DEPOSITS

Interest on deposits was comprised of the following:

	YEARS ENDED DECEMBER 31,
(in thousands)	2014	2013

Savings and other deposits	$396	$471
Time deposits over $250,000	32	45
Other time deposits	219	312
	$647	$828

NOTE 11 — INCOME TAXES

The provision for income taxes consists of the following:

(in thousands)	YEARS ENDED DECEMBER 31,
	2014	2013
Current
Federal	$2,757	$2,065
State	1,004	438
	3,761	2,503
Deferred
Federal	(185)	151
State	(2)	56
	(187)	207

	$3,574	$2,710

The components of the Company’s deferred tax assets and liabilities (included in accrued interest and other assets on the consolidated balance sheets, is shown below:

(in thousands)	DECEMBER 31,
	2014	2013
Deferred tax assets:
Allowance for loan losses	$3,100	$3,151
Restricted stock expense	38	23
Accrued vacation	53	51
Accrued salary continuation liability	914	832
Deferred compensation	109	106
Nonaccrual loans	140	196
Reserve for undisbursed commitments	90	55
OREO expenses	254	241
Checking cash rewards	0	37
Investment in limited partnership	(1)	0
State income tax	353	167
Holding company organization fees	34	38
Unrealized loss on securities available for sale	0	533
	5,084	5,430
Deferred tax liabilities:
Prepaid expenses	(73)	(86)
FHLB dividends	(220)	(220)
Accumulated depreciation	(609)	(639)
Deferred loan costs	(259)	(218)
Accrued bonus	(3)	(1)
Unrealized gain on securities available for sale	(1,306)	0
	(2,470)	(1,164)

Net deferred income tax asset	$2,614	$4,266

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

As of December 31, 2014, the Company had a liability for unrecognized tax benefits of $302,000 associated with the California Franchise Tax Board’s (“FTB”) potential exam of our 2010, 2011, 2012 and 2013 tax returns, approximately $51,000 of which relates to interest. The Company believes the $302,000 accrued liability is an adequate reserve for the potential of an exam for the 2010, 2011, 2012 and 2013 tax returns. There were no unrecognized tax benefit during 2014, as the entire $302,000 liability relates to prior years.

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

Detailed below is a reconciliation of the Company’s unrecognized tax benefits, gross of any related tax benefits, for the year ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
Beginning balance	$302	$230
Additions for current year tax positions	0	72
Ending balance	$302	$302

The effective tax rate for 2014 and 2013 differs from the current Federal statutory income tax rate as follows:

	YEARS ENDED DECEMBER 31,
	2014	2013

Federal statutory income tax rate	34.0%	34.0%
State taxes, net of federal tax benefit	7.2%	7.2%
Tax exempt interest on municipal securities and loans	(4.7)%	(4.7)%
Tax exempt earnings on bank owned life insurance	(1.7)%	(1.9)%
Stock based compensation	(0.3)%	(0.2%
Low income housing tax credit	(0.6)%	(0.7)%
California enterprise zone tax credits and deductions	(0.4)%	(2.7)%
Other	(0.1)%	0.5%
Effective tax rate	33.4%	31.5%

Oak Valley Bancorp files a consolidated return in the U.S. Federal tax jurisdiction and a combined report in the State of California tax jurisdiction.  Prior to the formation of Bancorp in 2008, the Company filed in the U.S. Federal and California jurisdictions on a stand-alone basis.  None of the entities are subject to examination by taxing authorities for years before 2011 for U.S. Federal or for years before 2010 for California.

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

A summary of the status of the Company’s stock option plan and changes during the year are presented below.

	DECEMBER 31, 2014
		Weighted-
		Average
		Exercise
	Shares	Price
Outstanding at beginning of year	200,250	$9.36
Granted	0	$0.00
Exercised	(122,625)	$7.54
Forfeited	(10,125)	$10.11
Outstanding at end of year	67,500	$12.57

A summary of the status of the Company’s restricted stock and changes during the year are presented below.

	DECEMBER 31, 2014
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested at beginning of year	126,483	$6.79
Granted	24,500	$9.44
Vested	(34,236)	$6.79
Cancelled	(2,000)	$6.73
Unvested at end of year	114,747	$7.36

(dollars in thousands)	December 31,
	2014	2013
Weighted-average fair value of options granted during the year	N/A	N/A

Intrinsic value of options exercised	$239	$11

Options exerciseable at year end:	67,500	199,750
Weighted average exercise price	12.57	$9.39
Intrinsic value	$17	$117
Weighted average remaining contractual life (in years)	1.16	0.94

Options outstanding at year end:	67,500	200,250
Weighted average exercise price	12.57	$9.36
Intrinsic value	$17	$117
Weighted average remaining contractual life (in years)	1.16	0.95

There were no tax benefits recorded in the consolidated statements of income during 2014 and 2013 related to the vesting of non-qualified stock options. As of December 31, 2014, there was no unrecognized compensation cost related to non-vested stock options.

For the year ended December 31, 2014, the Company received proceeds of approximately $924,000 from the exercise of stock options and received income tax benefits of approximately $88,000 related to disqualifying dispositions in the exercise of incentive stock options. During 2014, the Company recorded $1,000 in the consolidated statements of income related to stock option compensation expense.

The Company granted 24,500 shares of restricted stock in 2014 with a weighted average fair value of $9.44 per share. For the year ended December 31, 2014, total compensation expense recorded in the consolidated statements of income related to restricted stock awards was $270,000, with an offsetting tax benefit of $111,000, as this expense is deductible for income tax purposes. As of December 31, 2014, there was $636,000 of total unrecognized compensation cost related to restricted stock awards which is expected to be recognized over a weighted-average period of 2.81 years. During 2014, shares of restricted stock awards totaling 34,236 with a fair value of $306,000 were vested and became unrestricted.

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

The Company’s calculation of earnings per share (“EPS”) including basic EPS, which does not consider the effect of common stock equivalents and diluted EPS, which considers all dilutive common stock equivalents is as follows:

	YEAR ENDED DECEMBER 31, 2014
(dollars in thousands)	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net earnings available to common shareholders	$7,122	7,938,052	$0.90

Effect of dilutive securities:
Stock options	—	4,822
Non-vested restricted stock	—	49,857
Total dilutive shares		54,679

Diluted EPS:
Net earnings available to common shareholders plus assumed conversions	$7,122	7,992,731	$0.89

Anti-dilutive options to purchase 68,315 shares of common stock in prices ranging from $9.95 to $15.67 were outstanding during 2014. They were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. These options begin to expire in 2015.

During 2014, there were no anti-dilutive shares from non-vested restricted stock grants because the fair value of each grant was lower than the average market price of the common shares.

	YEAR ENDED DECEMBER 31, 2013
(dollars in thousands)	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net earnings available to common shareholders	$5,819	7,796,659	$0.75

Effect of dilutive securities:
Stock options	—	10,395
Non-vested restricted stock	—	39,024
Total dilutive shares		49,419

Diluted EPS:
Net earnings available to common shareholders plus assumed conversions	$5,819	7,846,078	$0.74

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

NOTE 15 — COMMITMENTS AND CONTINGENCIES

The Company is obligated for rental payments under certain operating lease agreements, some of which contain renewal options and escalation clauses that provide for increased rentals. Total rental expense for the years ended December 31, 2014 and 2013, was $816,000 and $863,000, respectively.

At December 31, 2014, the future minimum commitments under these operating leases are as follows (in thousands):

Year ending December 31,
2015	$844
2016	709
2017	696
2018	676
2019	644
Thereafter	2,182
$5,751

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

Financial instruments at December 31, 2014 whose contract amounts represent credit risk:

Contract
(in thousands)	Amount

Undisbursed loan commitments	$71,468
Checking reserve	1,242
Equity lines	10,994
Standby letters of credit	1,113
$84,817

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

NOTE 16 — FINANCIAL INSTRUMENTS

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of December 31, 2014 and 2013. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change. The following methods and assumptions are used by the Company.

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

The estimated fair values of the Company’s financial instruments at December 31, 2014 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$144,288	$144,288	1
Restricted equity securities	3,275	3,275	2
Loans, net	446,492	455,501	3
Interest receivable	2,024	2,024	2

Financial liabilities:
Deposits	(669,581)	(600,941)	3
Interest payable	(39)	(39)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(848)	3

The estimated fair values of the Company’s financial instruments at December 31, 2013 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$105,191	$105,191	1
Restricted equity securities	3,170	3,170	2
Loans, net	411,156	426,433	3
Interest receivable	2,011	2,011	2

Financial liabilities:
Deposits	(602,633)	(590,495)	3
Interest payable	(60)	(60)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(526)	3

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. During 2014, there were no transfers between levels of the fair value hierarchy.

Assets and liabilities measured at fair value on a recurring and non-recurring basis for the years ended December 31, 2014 and 2013 are summarized below:

	Fair Value Measurements at December 31, 2014 Using
(in thousands)	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities
U.S. agencies	$41,930	$0	$41,930	$0
Collateralized mortgage obligations	7,072	0	7,072	0
Municipalities	50,897	0	50,897	0
SBA pools	892	0	892	0
Corporate debt	6,804	0	6,804	0
Asset backed securities	10,710	0	10,710	0
Mutual fund	2,972	2,972	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$1,743	$0	$0	$1,743
Commercial real estate - mortgages	$1,171	$0	$0	$1,171
Other real estate owned	$884	$0	$0	$884

	Fair Value Measurements at December 31, 2013 Using
(in thousands)	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities
U.S. agencies	$53,115	$0	$53,115	$0
Collateralized mortgage obligations	9,781	0	9,781	0
Municipalities	40,269	0	40,269	0
SBA pools	1,081	0	1,081	0
Corporate debt	4,825	0	4,825	0
Asset backed securities	5,857	0	5,857	0
Mutual fund	2,818	2,818	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$790	$0	$0	$790
Other real estate owned	$916	$0	$0	$916

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

Net realizable value of the underlying collateral is the fair value of the collateral less estimated selling costs and any prior liens. Appraisals, recent comparable sales, offers and listing prices are factored in when valuing the collateral. We review and verify the qualifications and licenses of the certified general appraisers used for appraising commercial properties or certified residential appraisers for residential properties. Real estate appraisals may utilize a combination of approaches including replacement cost, sales comparison and the income approach. Comparable sales and income data are analyzed by the appraisers and adjusted to reflect differences between them and the subject property such as type, leasing status and physical condition. When the appraisals are received, Management reviews the assumptions and methodology utilized in the appraisal, as well as the overall resulting value in conjunction with independent data sources such as recent market data and industry-wide statistics. We generally use a 6% discount for selling costs which is applied to all properties, regardless of size. Appraised values may be adjusted to reflect changes in market conditions that have occurred subsequent to the appraisal date, or for revised estimates regarding the timing or cost of the property sale. These adjustments typically range between 10% and 20% of the appraised value and are based on qualitative judgments made by management on a case-by-case basis.

NOTE 18 — RELATED PARTY TRANSACTIONS

The Company, in the normal course of business, makes loans and receives deposits from its directors, officers, principal shareholders, and their associates. In management’s opinion, these transactions are on substantially the same terms as comparable transactions with other customers of the Company. Loans to directors, officers, shareholders, and affiliates are summarized below:

	YEARS ENDED DECEMBER 31,
(in thousands)	2014	2013

Aggregate amount outstanding, beginning of year	$13,684	$8,376
New loans or advances during year	8,345	15,717
Repayments during year	(13,811)	(10,409)
Aggregate amount outstanding, end of year	$8,218	$13,684

Related party deposits totaled $58,446,000 and $69,801,000 at December 31, 2014 and 2013, respectively.

NOTE 19 — PROFIT SHARING PLAN

The profit sharing plan to which both the Company and eligible employees contribute was established in 1995. Bank contributions are voluntary and at the discretion of the Board of Directors. Contributions were approximately $371,000 and $337,000 for the years ended December 31, 2014 and 2013, respectively.

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

Future compensation under both plans is earned for services rendered through retirement. The Company accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the plans. The Company’s current benefit liability is determined based on vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which average approximately 20 years. At December 31, 2014 and 2013, $2,222,000 and $2,021,000, respectively, has been accrued to date, and is included in other liabilities on the consolidated balance sheets.

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

The combined cash surrender value of all Bank-owned life insurance policies was $13,545,000 and $12,083,000 at December 31, 2014 and 2013, respectively. The cash surrender value of the life insurance policies is included in other assets on the consolidated balance sheets (Note 7).

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table on the next page) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2014, that the Bank and Company meets all capital adequacy requirements to which they are subject.

As of December 31, 2014, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since notification that management believes have changed the Bank’s category.

The Company and Bank’s actual capital amounts and ratios at December 31, 2014 and 2013, are presented in the following table.

					To be well
					capitalized under
(in thousands)			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Capital ratios for Bank:

As of December 31, 2014
Total capital (to Risk- Weighted Assets)	$79,168	14.5%	$43,778	>8.0%	$54,722	>10.0%
Tier I capital (to Risk- Weighted Assets)	$72,316	13.2%	$21,889	>4.0%	$32,833	>6.0%
Tier I capital (to Average Assets)	$72,316	10.1%	$28,783	>4.0%	$35,979	>5.0%

As of December 31, 2013
Total capital (to Risk- Weighted Assets)	$71,876	14.6%	$39,492	>8.0%	$49,365	>10.0%
Tier I capital (to Risk- Weighted Assets)	$65,685	13.3%	$19,746	>4.0%	$29,619	>6.0%
Tier I capital (to Average Assets)	$65,685	9.8%	$26,780	>4.0%	$33,475	>5.0%

Capital ratios for Bancorp:

As of December 31, 2014
Total capital (to Risk- Weighted Assets)	$79,873	14.5%	$43,785	>8.0%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$73,020	13.3%	$21,893	>4.0%	N/A	N/A
Tier I capital (to Average Assets)	$73,020	10.2%	$28,787	>4.0%	N/A	N/A

As of December 31, 2013
Total capital (to Risk- Weighted Assets)	$71,313	14.5%	$39,494	>8.0%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$65,122	13.2%	$19,747	>4.0%	N/A	N/A
Tier I capital (to Average Assets)	$65,122	9.7%	$26,782	>4.0%	N/A	N/A

In July 2013, the U.S. banking agencies approved the U.S. version of Basel III. The federal bank regulatory agencies adopted version of Basel III revises the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to make them consistent with Basel III and to meet the requirements of the Dodd-Frank Act. Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them will apply on a phased in basis to all banking organizations, including the Company and the Bank. Among other things, the rules establish a new minimum common equity Tier 1 ratio (4.5% of risk-weighted assets), a higher minimum Tier 1 risk-based capital requirement (6.0% of risk-weighted assets) and a minimum non-risk-based leverage ratio (4.00% eliminating a 3.00% exception for higher rated banks). The new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios will be phased in from 2016 to 2019 and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The additional “countercyclical capital buffer” is also required for larger and more complex institutions. The new rules assign higher risk weighting to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rules also change the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets and include unrealized gains and losses on available for sale debt and equity securities (with a one-time opt out option for Standardized Banks (banks with less than $250 billion of total consolidated assets and less than $10 billion of foreign exposures)). The rules, including alternative requirements for smaller community financial institutions like the Company, would be phased in through 2019. The implementation of the Basel III framework for the Company and the Bank commenced on January 1, 2015.

The Bank is well capitalized. As of December 31, 2014 and 2013, the Bank’s Total Risk-Based Capital Ratio was 14.4% and 14.6%, and our Tier 1 Risk-Based Capital Ratio was 13.2% and 13.3%, respectively.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total average assets, referred to as the leverage ratio. Banks that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets, or “Leverage Capital Ratio”, of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. As of December 31, 2014 and 2013, the Bank’s Leverage Capital Ratios were 10.1% and 9.8%, respectively.

OAK VALLEY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

(dollars in thousands)
	December 31,	December 31,
	2014	2013
ASSETS

Cash	$612	$207
Investment in bank subsidiary	74,287	65,080
Other assets	142	23

Total assets	$75,041	$65,310

LIABILITIES AND SHAREHOLDERS’ EQUITY

Other liabilities	$-	$793

Total liabilities	$-	$793

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,074,855 and 7,929,730 shares issued and outstanding at December 31, 2014 and 2013, respectively	24,682	23,758
Additional paid-in capital	2,910	2,537
Retained earnings	45,582	38,985
Accumulated other comprehensive income (loss), net of tax	1,867	(763)

Total shareholders’ equity	75,041	64,517

Total liabilities and shareholders' equity	$75,041	$65,310

OAK VALLEY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. PARENT ONLY CONDENSED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF INCOME

(dollars in thousands)	Year Ended December 31,
	2014	2013
INCOME
Dividends declared by subsidiary	$793	$6,902
Total income	793	6,902

EXPENSES
Salary expense	75	71
Employee benefit expense	271	206
Legal expense	34	97
Other operating expenses	103	129
Total non-interest expense	483	503

Income before equity in undistributed income of subsidiary	310	6,399

Equity in undistributed net income (loss) of subsidiary	6,577	(734)
Income before income tax benefit	6,887	5,665

Income tax benefit	235	221

Net income	$7,122	$5,886

Preferred stock dividends	0	68

Net income available to common shareholders	$7,122	$5,818

OAK VALLEY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

23. PARENT ONLY CONDENSED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF CASHFLOWS

	YEAR ENDED DECEMBER 31,
(dollars in thousands)	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,122	$5,886
Adjustments to reconcile net earnings to net cash from operating activities:
Undistributed net (gain) loss of subsidiary	(6,577)	734
Stock based compensation	271	195
Excess tax benefits from stock-based payment arrangements	(102)	0
Decrease in other liabilities	(793)	(84)
Increase in other assets	(17)	6
Net cash (used in) from operating activities	(96)	6,737

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of Series B Preferred Stock	0	(6,750)
Preferred stock dividend payment	0	(68)
Shareholder cash dividends paid	(525)	0
Proceeds from sale of common stock and exercise of stock options	924	85
Excess tax benefits from stock-based payment arrangements	102	0
Net cash from (used in) financing activities	501	(6,733)

NET INCREASE IN CASH AND CASH EQUIVALENTS	405	4

CASH AND CASH EQUIVALENTS, beginning of period	207	203

CASH AND CASH EQUIVALENTS, end of period	$612	$207

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$3,005	$2,345

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger between the Registrant, Interim Oak Valley Bancorp, Inc. and Oak Valley Community Bank*

3.1	Articles of Incorporation of Oak Valley Bancorp, Inc.*

3.2	First Amendment to Articles of Incorporation of Oak Valley Bancorp, Inc.*

3.3	Bylaws of Oak Valley Bancorp, Inc.*

3.4	First Amended and Restated Bylaws of Oak Valley Bancorp, Inc.**

3.5	Certificate of Determination of Series A Preferred Stock of Oak Valley Bancorp, Inc.**

3.6	Letter Agreement between the United States Department of the Treasury and Oak Valley Bancorp dated December 5, 2008**

3.7	Certificate of Amendment of Bylaws dated effective as of August 11, 2011****

3.8	Amendment of Bylaws incorporated by reference from the Form 8-K filed on July 22, 2013.

4.1	Certificate of Determination dated December 2, 2008 filed with the California Secretary of State for Fixed Rate Cumulative Perpetual Preferred Stock, Series A**

4.2	Warrant to Purchase Common Stock dated December 5, 2008**

4.3	Certificate of Determination dated August 11, 2011 and filed with the California Secretary of State for Senior Non-Cumulative Perpetual Preferred Stock, Series B****

10.1	Oak Valley Community Bank 1998 Restated Stock Option Plan*

10.2	Oak Valley Community Bank Form of Director Retirement Agreement*

10.3	Oak Valley Community Bank Form of Salary Continuation Agreement*

10.4	Securities Purchase Agreement between Oak Valley Bancorp and the U.S. Treasury effective December 4, 2008**

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