Form 10-Q
period 2015-03-31
Oak Valley Bancorp
filed 2015-05-14
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,075,355 shares of common stock outstanding as of April 30, 2015.

Oak Valley Bancorp

March 31, 2015

Table of Contents

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Consolidated Financial Statements	1

Condensed Consolidated Balance Sheets at March 31, 2015 (Unaudited), and December 31, 2014		1

Condensed Consolidated Statements of Income (Unaudited) for the Three Month Periods Ended March 31, 2015 and March 31, 2014		2

Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the Three Month Periods Ended March 31, 2015 and March 31, 2014		3

Condensed Consolidated Statements of Changes of Shareholders’ Equity for the Year Ended December 31, 2014 and the Three-Month Period Ended March 31, 2015 (Unaudited)		4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Three-Month Periods Ended March 31, 2015 and March 31, 2014		5

Notes to Condensed Consolidated Financial Statements		6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II – OTHER INFORMATION		38

Item 1.	Legal Proceedings	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	39

PART I – FINANCIAL STATEMENTS

Item 1. Consolidated Financial Statements (Unaudited)

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands)	March 31,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$130,638	$132,078
Federal funds sold	19,060	12,210
Cash and cash equivalents	149,698	144,288

Securities available for sale	121,188	121,277
Loans, net of allowance for loan loss of $7,409 and $7,534 at March 31, 2015 and December 31, 2014, respectively	445,316	446,492
Bank premises and equipment, net	13,894	14,066
Other real estate owned	834	884
Interest receivable and other assets	22,622	22,658

	$753,552	$749,665

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$672,991	$669,581
Interest payable and other liabilities	4,745	5,043
Total liabilities	677,736	674,624

Commitments and contingencies

Shareholders’ equity
Preferred stock, 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2015 and December 31, 2014	0	0
Common stock, no par value; 50,000,000 shares authorized, 8,075,355 and 8,074,855 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	24,682	24,682
Additional paid-in capital	2,972	2,910
Retained earnings	46,300	45,582
Accumulated other comprehensive income, net of tax	1,862	1,867
Total shareholders’ equity	75,816	75,041

	$753,552	$749,665

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share amounts)	THREE MONTHS ENDED MARCH 31,
	2015	2014
INTEREST INCOME
Interest and fees on loans	$5,403	$5,305
Interest on securities available for sale	875	916
Interest on federal funds sold	7	13
Interest on deposits with banks	67	43
Total interest income	6,352	6,277

INTEREST EXPENSE
Deposits	151	173
Total interest expense	151	173

Net interest income	6,201	6,104
(Reversal of) provision for loan losses	(125)	0

Net interest income after (reversal of) provision for loan losses	6,326	6,104

OTHER INCOME
Service charges on deposits	312	309
Earnings on cash surrender value of life insurance	108	101
Mortgage commissions	45	30
Net gain on sales and calls of securities	109	8
Other	453	362
Total non-interest income	1,027	810

OTHER EXPENSES
Salaries and employee benefits	2,983	2,714
Occupancy expenses	747	745
Data processing fees	353	326
Regulatory assessments (FDIC & DBO)	114	120
Other operating expenses	902	976
Total non-interest expense	5,099	4,881

Net income before provision for income taxes	2,254	2,033

PROVISION FOR INCOME TAXES	728	625
NET INCOME	$1,526	$1,408

NET INCOME PER COMMON SHARE	$0.19	$0.18

NET INCOME PER DILUTED COMMON SHARE	$0.19	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
(in thousands)	2015	2014

Net income	$1,526	$1,408
Available for sale securities:
Unrealized holding gains on securities arising during the current period, net of tax effect of $41 thousand and $615 thousand for the periods March 31, 2015 and 2014, respectively	59	880
Reclassification adjustment due to net gains realized on sales and calls of securities, net of tax effect of $45 thousand and $3 thousand for March 31, 2015 and 2014, respectively	(64)	(5)
Other comprehensive (loss) income	(5)	875
Comprehensive income	$1,521	$2,283

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	YEAR ENDED DECEMBER 31, 2014 AND THREE MONTHS ENDED MARCH 31, 2015
							Accumulated
					Additional		Other	Total
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2014	7,929,730	$23,758	0	$0	$2,537	$38,985	$(763)	$64,517
Stock options exercised	122,625	924						924
Tax benefit on stock based compensation					102			102
Restricted stock issued	24,500
Restricted stock cancelled	(2,000)
Cash dividends declared						(525)		(525)
Stock based compensation					271			271
Other comprehensive loss							2,630	2,630
Net income						7,122		7,122
Balances, December 31, 2014	8,074,855	$24,682	0	$0	$2,910	$45,582	$1,867	$75,041

Restricted stock issued	500
Cash dividends declared						(808)		(808)
Stock based compensation					62			62
Other comprehensive loss							(5)	(5)
Net income						1,526		1,526
Balances, March 31, 2015	8,075,355	$24,682	0	$0	$2,972	$46,300	$1,862	$75,816

The accompanying notes are an integral part of these consolidated financial statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
(dollars in thousands)	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,526	$1,408
Adjustments to reconcile net earnings to net cash from operating activities:
(Reversal of) provision for loan losses	(125)	0
Decrease in deferred fees/costs, net	(4)	(154)
Depreciation	296	304
Amortization of investment securities, net	40	46
Stock based compensation	62	84
Excess tax benefits from stock-based payment arrangements	0	(49)
Gain on sale of premises and equipment	(5)	0
OREO write downs	50	0
Gain on sales and calls of available for sale securities	(109)	(8)
Earnings on cash surrender value of life insurance	(108)	(101)
Decrease in interest payable and other liabilities	(298)	(138)
Decrease in interest receivable	181	213
(Increase) decrease in other assets	(33)	457
Net cash from operating activities	1,473	2,062

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(8,948)	(5,065)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	9,097	4,662
Net decrease (increase) in loans	1,305	(3,116)
Purchase of BOLI policies	0	(1,029)
Proceeds from sales of premises and equipment	5	0
Net purchases of premises and equipment	(124)	(560)
Net cash from (used in) investing activities	1,335	(5,108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(808)	(793)
Net increase in demand deposits and savings accounts	3,792	14,812
Net decrease in time deposits	(382)	(1,449)
Excess tax benefits from stock-based payment arrangements	0	49
Proceeds from sale of common stock and exercise of stock options	0	890
Net cash from financing activities	2,602	13,509

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,410	10,463

CASH AND CASH EQUIVALENTS, beginning of period	144,288	105,191

CASH AND CASH EQUIVALENTS, end of period	$149,698	$115,654

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$160	$189
Income taxes	$890	$845

NON-CASH INVESTING ACTIVITIES:
Change in unrealized (loss) gain on available-for-sale securities	$(9)	$1,487

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

Oak Valley Community Bank is a California State chartered bank. The Company was incorporated under the laws of the state of California on May 31, 1990, and began operations in Oakdale on May 28, 1991. The Company operates branches in Oakdale, Sonora, Bridgeport, Bishop, Mammoth Lakes, Modesto, Manteca, Patterson, Turlock, Ripon, Stockton, Tracy and Escalon, California. The Bridgeport, Mammoth Lakes, and Bishop branches operate as a separate division, Eastern Sierra Community Bank. The Company’s primary source of revenue is providing loans to customers who are predominantly middle-market businesses.

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

The interim consolidated financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2015 are not necessarily indicative of the results of a full year’s operations. Certain prior year amounts have been reclassified to conform to the current year presentation. There was no effect on net income or shareholders’ equity as a result of reclassifications. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2014.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the FASB issued ASU No. 2014 – 01, Investments – Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects. This Update provides guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments in this Update permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments in this Update are effective for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014. The adoption of ASU No. 2014-01 did not have a material impact on the Company's consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014 – 04, Receivables – Troubled Debt Restructurings by Creditors. This ASU provides clarification that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this ASU are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of ASU No. 2014-04 did not have a material impact on the Company's consolidated financial statements.

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-14 Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40), Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. This update addresses classification of government-guaranteed mortgage loans, including those where guarantees are offered by the Federal Housing Administration (“FHA”), the U.S. Department of Housing and Urban Development (“HUD”), and the U.S. Department of Veterans Affairs (“VA”). Although current accounting guidance stipulates proper measurement and classification in situations where a creditor obtains from a debtor, assets in satisfaction of a receivable (such as through foreclosure), current guidance does not specify how to measure and classify foreclosed mortgage loans that are government-guaranteed. Under the provisions of this update, a creditor would derecognize a mortgage loan that has been foreclosed upon, and recognize a separate receivable if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. The amendments within this update are effective for annual and interim periods beginning after December 15, 2014. The adoption of ASU No. 2014-14 did not have a material impact on the Company's consolidated financial statements.

NOTE 3 – SECURITIES

The amortized cost and estimated fair values of investment securities as of March 31, 2015 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$37,173	$1,562	$(68)	$38,667
Collateralized mortgage obligations	5,611	96	(23)	5,684
Municipalities	54,251	1,899	(249)	55,901
SBA pools	883	0	(3)	880
Corporate debt	8,733	72	(1)	8,804
Asset backed securities	8,272	27	(52)	8,247
Mutual fund	3,100	0	(95)	3,005
	$118,023	$3,656	$(491)	$121,188

The following tables detail the gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015.

(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$1,415	$(13)	$4,839	$(55)	$6,254	$(68)
Collateralized mortgage obligations	0	0	1,413	(23)	1,413	(23)
Municipalities	12,863	(169)	3,287	(80)	16,150	(249)
SBA pools	0	0	880	(3)	880	(3)
Corporate debt	750	(1)	0	0	750	(1)
Asset backed securities	1,979	(21)	2,847	(31)	4,826	(52)
Mutual fund	0	0	3,005	(95)	3,005	(95)
Total temporarily impaired securities	$17,007	$(204)	$16,271	$(287)	$33,278	$(491)

At March 31, 2015, there were three U.S. agencies, five municipalities, two SBA pools, one collateralized mortgage obligation, two asset backed securities and one mutual fund that comprised the total securities in an unrealized loss position for greater than 12 months and one U.S. agency, eleven municipalities, one corporate debt, and one asset backed security that make up the total securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and volatility of the security’s fair value. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes and the Company does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of investment securities at March 31, 2015, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$11,222	$11,611
Due after one year through five years	28,557	30,098
Due after five years through ten years	41,072	41,417
Due after ten years	37,172	38,062
	$118,023	$121,188

The amortized cost and estimated fair values of investment securities as of December 31, 2014, are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$40,316	$1,760	$(146)	$41,930
Collateralized mortgage obligations	6,927	184	(39)	7,072
Municipalities	49,396	1,713	(212)	50,897
SBA pools	895	0	(3)	892
Corporate debt	6,726	95	(17)	6,804
Asset backed securities	10,766	50	(106)	10,710
Mutual fund	3,077	0	(105)	2,972
	$118,103	$3,802	$(628)	$121,277

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

We recognized a gain of $128,000 for the three month period ended March 31, 2015, on certain available-for-sale securities that were called, which compares to $8,000 in the same period of 2014. There were two available-for-sale securities sold during the first three months of 2015 which resulted in a net loss of $19,000, compared to no sales of securities resulting in losses during the first three months of 2014.

Securities carried at $57,182,000 and $60,474,000 at March 31, 2015 and December 31, 2014, respectively, were pledged to secure deposits of public funds.

NOTE 4 – LOANS

Our customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of March 31, 2015, approximately 81% of the Company’s loans are commercial real estate loans which include construction loans. Approximately 11% of the Company’s loans are for general commercial uses including professional, retail, and small business. Additionally, 6% of the Company’s loans are for residential real estate and other consumer loans. The remaining 2% are agriculture loans. Loan totals were as follows:

(in thousands)	March 31, 2015	December 31, 2014
Commercial real estate:
Commercial real estate- construction	$16,328	$9,181
Commercial real estate- mortgages	316,807	315,506
Land	9,053	10,620
Farmland	25,368	23,091
Commercial and industrial	50,828	54,051
Consumer	857	805
Consumer residential	24,493	25,464
Agriculture	9,431	15,753
Total loans	453,165	454,471

Less:
Deferred loan fees and costs, net	(440)	(445)
Allowance for loan losses	(7,409)	(7,534)

Net loans	$445,316	$446,492

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2015, commercial real estate loans equal to approximately 37.8% of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.

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

Non-accrual loans, segregated by class of loans, were as follows:

(in thousands)	March 31, 2015	December 31, 2014
Commercial real estate:
Commercial real estate- construction	$0	$0
Commercial real estate- mortgages	0	1,296
Land	2,983	2,995
Farmland	67	72
Commercial and industrial	1,362	337
Consumer	0	0
Consumer residential	0	0
Agriculture	0	0
Total non-accrual loans	$4,412	$4,700

Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income of approximately $82,000 in the three month period ended March 31, 2015, as compared to $130,000 in the same period of 2014.

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of March 31, 2015 (in thousands):

March 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$16,328	$16,328	$0
Commercial R.E. - mortgages	34	0	0	34	316,773	316,807	0
Land	0	500	2,483	2,983	6,070	9,053	0
Farmland	0	0	67	67	25,301	25,368	0
Commercial and industrial	0	0	1,362	1,362	49,466	50,828	0
Consumer	38	0	0	38	819	857	0
Consumer residential	0	0	0	0	24,493	24,493	0
Agriculture	0	0	0	0	9,431	9,431	0
Total	$72	$500	$3,912	$4,484	$448,681	$453,165	$0

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

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. There was no interest income realized on impaired loans for the three months ended March 31, 2015 and 2014. Average recorded investment in impaired loans was $4.6 million for the three months ended March 31, 2015, as compared to $3.0 million for the same period of 2014. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Impaired loans as of March 31, 2015 and December 31, 2014 are set forth in the following table.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
March 31, 2015
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	648
Land	3,215	0	2,983	2,983	862	2,989
Farmland	76	67	0	67	0	69
Commercial and Industrial	1,387	334	1,028	1,362	95	849
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Total	$4,678	$401	$4,011	$4,412	$957	$4,555

December 31, 2014
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	1,301	0	1,296	1,296	125	555
Land	3,215	0	2,995	2,995	868	3,155
Farmland	80	72	0	72	0	82
Commercial and Industrial	359	337	0	337	0	304
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Total	$4,956	$408	$4,291	$4,700	$993	$4,096

Troubled Debt Restructurings – In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

At March 31, 2015, there were 5 loans that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $3,317,000. At December 31, 2014, there were 5 loans that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $3,332,000. At March 31, 2015 and December 31, 2014 there were no unfunded commitments on loans classified as a troubled debt restructures. We have allocated $862,000 and $868,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of March 31, 2015 and December 31, 2014, respectively.

During the three month period ended March 31, 2015, no loans were modified as troubled debt restructurings. During the three month period ended March 31, 2014, the terms of one loan were modified as troubled debt restructurings by extending the maturity date. The modification of the terms of such loans typically includes one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date; or a temporary payment modification in which the payment amount allocated towards principal was reduced. In some cases, a permanent reduction of the accrued interest on the loan is conceded.

The following tables presents loans by class modified as troubled debt restructurings that occurred during the three month period ended March 31, 2014:

	Three Months Ended
(in thousands)	March 31, 2014
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Commercial R.E. - construction	0	$0	$0
Commercial R.E. - mortgages	0	0	0
Land	1	520	520
Farmland	0	0	0
Commercial and Industrial	0	0	0
Consumer	0	0	0
Consumer residential	0	0	0
Agriculture	0	0	0
Total	1	$520	$520

The troubled debt restructuring during the three month period ended March 31, 2014 did not increase the allowance for loan losses as a result of loan modifications. There were no charge-offs as a result of loan modifications, as the contractual balances outstanding were determined to be collectible.

There were no loans modified as troubled debt restructurings within the previous twelve months and for which there was a payment default during the three month periods ended March 31, 2015 and 2014. A loan is considered to be in payment default once it is ninety days contractually past due under the modified terms.

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

As of March 31, 2015, there are no loans that are classified with a risk grade of 8- Loss.

The following table presents weighted average risk grades of our loan portfolio:

	March 31, 2015	December 31, 2014
	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.15	3.00
Commercial real estate - mortgages	3.12	3.15
Land	4.41	4.34
Farmland	3.01	3.01
Commercial and industrial	3.33	3.39
Consumer	2.24	2.12
Consumer residential	3.01	3.02
Agriculture	3.30	3.18
Total gross loans	3.16	3.19

The following table presents risk grade totals by class of loans as of March 31, 2015 and December 31, 2014. Risk grades 1 through 4 have been aggregated in the “Pass” line.

(in thousands)	Commercial R.E. Construction	Commercial R.E. Mortgages	Land	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

March 31, 2015

Pass	$16,328	$316,166	$6,070	$25,301	$47,798	$812	$24,443	$9,431	$446,349
Special mention	-	429	-	-	1,460	-	-	-	1,889
Substandard	-	212	2,983	67	1,570	45	50	-	4,927
Doubtful	-	-	-	-	-	-	-	-	-

Total loans	$16,328	$316,807	$9,053	$25,368	$50,828	$857	$24,493	$9,431	$453,165

December 31, 2014

Pass	$9,181	$310,912	$7,625	$23,019	$48,997	$790	$25,283	$15,753	$441,560
Special mention	-	2,722	-	-	3,438	-	-	-	6,160
Substandard	-	1,872	2,995	72	1,616	15	181	-	6,751
Doubtful	-	-	-	-	-	-	-	-	-

Total loans	$9,181	$315,506	$10,620	$23,091	$54,051	$805	$25,464	$15,753	$454,471

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

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2015 and 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses
For the Three Months Ended March 31, 2015 and 2014

(in thousands)	Commercial	Commercial		Consumer
Three Months Ended March 31, 2015	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$5,963	$720	$42	$388	$286	$135	$7,534
Charge-offs	0	0	(3)	0	0	0	(3)
Recoveries	1	0	2	0	0	0	3
(Reversal of) provision for loan losses	(154)	(35)	9	167	(105)	(7)	(125)
Ending balance	$5,810	$685	$50	$555	$181	$128	$7,409

Three Months Ended March 31, 2014
Beginning balance	$6,248	$662	$47	$440	$217	$45	$7,659
Charge-offs	(50)	0	(3)	0	0	0	(53)
Recoveries	0	0	1	8	0	0	9
Provision for (reversal of) loan losses	(6)	80	0	(31)	(2)	(41)	0
Ending balance	$6,192	$742	$45	$417	$215	$4	$7,615

The following table details the allowance for loan losses and ending gross loan balances as of March 31, 2015, December 31, 2014 and March 31, 2014, summarized by collective and individual evaluation methods of impairment.

(in thousands)
	Commercial	Commercial		Consumer
March 31, 2015	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Allowance for loan losses for loans:
Individually evaluated for impairment	$862	$95	$0	$0	$0	$0	$957
Collectively evaluated for impairment	4,948	590	50	555	181	128	6,452
	$5,810	$685	$50	$555	$181	$128	$7,409

Ending gross loan balances:
Individually evaluated for impairment	$3,050	$1,362	$0	$0	$0	$0	$4,412
Collectively evaluated for impairment	364,506	49,466	857	24,493	9,431	0	448,753
	$367,556	$50,828	$857	$24,493	$9,431	$0	$453,165

December 31, 2014
Allowance for loan losses for loans:
Individually evaluated for impairment	$993	$0	$0	$0	$0	$0	$993
Collectively evaluated for impairment	4,970	720	42	388	286	135	6,541
	$5,963	$720	$42	$388	$286	$135	$7,534

Ending balances of loans:
Individually evaluated for impairment	$4,363	$337	$0	$0	$0	$0	$4,700
Collectively evaluated for impairment	354,035	53,714	805	25,464	15,753	0	449,771
	$358,398	$54,051	$805	$25,464	$15,753	$0	$454,471

March 31, 2014
Allowance for loan losses for loans:
Individually evaluated for impairment	$1,071	$0	$0	$0	$0	$0	$1,071
Collectively evaluated for impairment	5,121	742	45	417	215	4	6,544
	$6,192	$742	$45	$417	$215	$4	$7,615

Ending gross loan balances:
Individually evaluated for impairment	$4,897	$351	$0	$0	$0	$0	$5,248
Collectively evaluated for impairment	345,153	40,736	846	19,160	11,367	0	417,262
	$350,050	$41,087	$846	$19,160	$11,367	$0	$422,510

Changes in the reserve for off-balance-sheet commitments were as follows:

	THREE MONTHS ENDED MARCH 31,
(in thousands)	2015	2014
Balance, beginning of period	$218	$134
Provision (Reversal) to Operations for Off Balance Sheet Commitments	9	(3)
Balance, end of period	$227	$131

The method for calculating the reserve for off-balance-sheet loan commitments is based on a reserve percentage which is less than other outstanding loan types because they are at a lower risk level.  This reserve percentage, based on many factors including historical losses and existing economic conditions, is evaluated by management periodically and is applied to the total undisbursed loan commitment balance to calculate the reserve for off-balance-sheet commitments. Reserves for off-balance-sheet commitments are recorded in “interest payable and other liabilities” on the condensed consolidated balance sheets.

At March 31, 2015 and December 31, 2014, loans carried at $453,165,000 and $454,471,000, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 5 – OTHER REAL ESTATE OWNED

As of March 31, 2015 and December 31, 2014, the Company owned three properties classified as other real estate with outstanding balances of $834,000 and $884,000, respectively, which includes one property consisting of residential land that was written down to a zero balance. Each of these properties was acquired through loan foreclosure. The residential land property the Company owned at March 31, 2015 and December 31, 2014, was written down to a zero balance because the public utilities have not been obtainable rendering these land lots unmarketable at this time. There were no sales of OREO property during the three months ended March 31, 2015 and 2014.

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

Future compensation under both plans is earned for services rendered through retirement. The Bank accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the plans. The Bank’s current benefit liability is determined based on vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which average approximately 20 years. The salary continuation liability as of March 31, 2015 and December 31, 2014 was $2,275,000 and $2,222,000, respectively, and is reported in “interest payable and other liabilities” on the condensed consolidated balance sheets.

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

The combined cash surrender value of all Bank-owned life insurance policies recorded in “interest receivable and other assets” on the condensed consolidated balance sheets were $13,653,000 and $13,549,000 at March 31, 2015 and December 31, 2014, respectively.

NOTE 7 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of March 31, 2015 and December 31, 2014. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between levels during the three month periods ended March 31, 2015 or 2014.

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

The estimated fair values of the Company’s financial instruments at March 31, 2015 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$149,698	$149,698	1
Restricted equity securities	3,275	3,275	2
Loans, net	445,316	452,226	3
Interest receivable	1,843	1,843	2

Financial liabilities:
Deposits	(672,991)	(611,414)	3
Interest payable	(30)	(30)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(874)	3

The estimated fair values of the Company’s financial instruments at December 31, 2014 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$144,288	$144,288	1
Restricted equity securities	3,275	3,275	2
Loans, net	446,492	455,501	3
Interest receivable	2,024	2,024	2

Financial liabilities:
Deposits	(669,581)	(600,941)	3
Interest payable	(39)	(39)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(848)	3

The following table presents the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the condensed consolidated balance sheets at each respective period end, by level within the fair value hierarchy as of March 31, 2015 and December 31, 2014.

	Fair Value Measurements at March 31, 2015 Using
(in thousands)	March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$38,667	$0	$38,667	$0
Collateralized mortgage obligations	5,684	0	5,684	0
Municipalities	55,901	0	55,901	0
SBA pools	880	0	880	0
Corporate debt	8,804	0	8,804	0
Asset backed securities	8,247	0	8,247	0
Mutual fund	3,005	3,005	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$388	$0	$0	$388
Commercial and industrial	933	0	0	933
Other real estate owned	834	0	0	834

	Fair Value Measurements at December 31, 2014 Using
(in thousands)
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities
U.S. agencies	$41,930	$0	$41,930	$0
Collateralized mortgage obligations	7,072	0	7,072	0
Municipalities	50,897	0	50,897	0
SBA pools	892	0	892	0
Corporate debt	6,804	0	6,804	0
Asset backed securities	10,710	0	10,710	0
Mutual fund	2,972	2,972	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$1,743	$0	$0	$1,743
Commercial real estate - mortgages	1,171	0	0	1,171
Other real estate owned	884	0	0	884

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

There have been no significant changes in the valuation techniques during the period ended March 31, 2015.

NOTE 8 – EARNINGS PER SHARE

Earnings per share (“EPS”) are based upon the weighted average number of common shares outstanding during each year. The following table shows: (1) weighted average basic shares, (2) effect of dilutive securities related to stock options and non-vested restricted stock, and (3) weighted average shares of common stock and common stock equivalents. Net income available to common stockholders is calculated as net income reduced by dividends accumulated on preferred stock, if any. Basic EPS are calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period, excluding unvested restricted stock awards. Diluted EPS are calculated using the weighted average diluted shares, which reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive shares included in year-to-date diluted EPS is a weighted average of the dilutive shares included in each quarterly diluted EPS computation under the treasury stock method. We have two forms of outstanding common stock: common stock and unvested restricted stock awards. Holders of restricted stock awards receive non-forfeitable dividends at the same rate as common stockholders and they both share equally in undistributed earnings.

The Company’s calculation of basic and diluted earnings per share (“EPS”) for the three month periods ended March 31, 2015 and 2014 are reflected in the table below.

	THREE MONTHS ENDED
(In thousands)	MARCH 31,
	2015	2014
BASIC EARNINGS PER SHARE

Net income	$1,526	$1,408
Weighted average shares outstanding	7,972	7,878
Net income per common share	$0.19	$0.18

DILUTED EARNINGS PER SHARE

Net income	$1,526	$1,408
Weighted average shares outstanding	7,972	7,878
Effect of dilutive stock options	2	14
Effect of dilutive non-vested restricted shares	51	49
Weighted average shares of common stock and common stock equivalents	8,025	7,941
Net income per diluted common share	$0.19	$0.18

During the three month period ended March 31, 2015, anti-dilutive weighted average options to purchase 54,250 shares of common stock were outstanding, with prices ranging from $10.85 to $15.67. Anti-dilutive weighted average stock options of 68,500 were outstanding during the three month period of 2014, with prices ranging from $9.95 to $15.67. These options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. These options begin to expire in 2015.

There were no anti-dilutive non-vested restricted stock grants for the three months ended March 31, 2015 and 2014.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion explains the significant factors affecting our operations and financial position for the periods presented. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear or that are referenced to elsewhere in this report, and with the audited consolidated financial statements and accompanying notes included in our 2014 Annual Report on Form 10-K, as amended. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Management believes the following were important factors in the Company’s performance during the three month period ended March 31, 2015:

•

The Company recognized net income available to common shareholders of $1,526,000 or $0.19 per common diluted share for the three month period ended March 31, 2015, as compared to $1,408,000 or $0.18 per common diluted share for the same period in 2014.  The factors contributing to these results will be discussed below.

•

In the three month period ended March 31, 2015, the Company recognized a $125,000 reversal of loan loss provisions due to overall improvement in the credit quality of our loan portfolio and noted trends of improvement in the economic climate. Comparatively, no loan loss provisions were recorded during the three month period in 2014. The decrease was mainly due management’s assessment of the appropriate level for the allowance for loan losses. The Company continues to monitor the Bank’s loan portfolio with the objective of avoiding defaults or write-downs.  The Board of Directors and all employees continue to work hard to ensure a high level of underwriting standards. Despite these actions, the possibility of additional losses cannot be eliminated.

•

Net interest income increased $97,000 or 1.6% for the three month period ended March 31, 2015, compared to the same period in 2014.  The increase was primarily due to growth of our loan and investment security portfolios.

•

Non-interest income increased by $217,000 or 26.8% for the three months ended March 31, 2015, as compared to the same period in 2014. The increase was primarily realized in gains from called investment securities.

•

Non-interest expense increased by $218,000 or 4.5% for the three month period ended March 31, 2015, as compared to the same period in 2014. The increase was mainly due to an increase in staffing necessary to support the loan and deposit growth and the opening of our Tracy branch in December 2014.

•

Total assets increased $3.9 million or 0.5% from December 31, 2014.  Total net loans decreased by $1.2 million or 0.3% and investment securities decreased by $0.1 million or 0.1% from December 31, 2014 to March 31, 2015, while deposits increased by $3.4 million or 0.5% for the same period.

Income Summary

For the three month period ended March 31, 2015, the Company recorded net income of $1,526,000, representing an increase of $118,000, as compared to the same period in 2014.  Return on average assets (annualized) was 0.82% for the three months ended March 31, 2015, as compared with 0.84% for the same period in 2014.  Annualized return on average common equity was 8.22% for the three months ended March 31, 2015, as compared to 8.59% for the same period of 2014.

Net income before provisions for income taxes increased $221,000 for the three month period ended March 31, 2015, from the comparable 2014 period.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

(In thousands)	Effect on Pre-Tax Income
Increase (Decrease)
Three Months Ended
March 31, 2015
Change from 2014 to 2015 in:
Net interest income	$97
Provision for loan losses	125
Non-interest income	217
Non-interest expense	(218)
Change in income before income taxes	$221

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three month period ended March 31, 2015, net interest income was $6.2 million, which represented an increase of $97,000 or 1.6% from the comparable period in 2014.

The net interest margin (net interest income as a percentage of average interest earning assets) was 3.74% for the three month period ended March 31, 2015, which decreased compared to 4.04% for the same period in 2014. Overall, the Company has experienced net interest margin compression since the economic downturn in 2010 for several reasons: 1) deposit interest rates have essentially reached a threshold in which they cannot reasonably be further reduced, 2) competition in the lending market has driven new loan rates down, 3) loan and investment portfolio yields continue to decrease due to contractual repricing and 4) deposit growth has out-paced loan growth and the elevated interest-bearing cash balances, which yield approximately 0.25%, have compressed our net interest margin.

The cost of funds on interest-bearing liabilities did recognize a moderate decrease of 3 basis points for the three months ended March 31, 2015, compared to 2014 due to further rate reductions mainly from certificate of deposit accounts that matured and renewed at lower rates. In addition, average non-interest-bearing demand deposit balances increased by $33.2 million for the three month period ended March 31, 2015, as compared to the same period of 2014.

Earning asset yield decreased by 32 basis points to 3.83% for the three month period ended March 31, 2015, compared to the same period of 2014. The yield on loans decreased by 34 basis points for the first quarter of 2015, as compared to 2014, in spite of the significant portion of our loans that are at their contractual rate floors. This decrease in loan yield was primarily a result of competitive pressure on the pricing of new loan fundings and a decrease in loan fee income recognition. The drop in loan yield was offset by deploying a portion of the low yielding cash equivalent balances into loans which recognized growth of $37.5 million (based on average balances) in the three month period of 2015 as compared to 2014.

The following tables shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three month periods ended March 31, 2015 and 2014:

Net Interest Analysis

	Three months ended			Three months ended
	March 31, 2015			March 31, 2014
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield	Average Balance	Interest Income / Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$456,124	$5,403	4.80%	$418,627	$5,305	5.14%
Investment securities (2)	118,296	1,083	3.71%	118,932	1,089	3.71%
Federal funds sold	12,466	7	0.23%	23,471	13	0.22%
Interest-earning deposits	108,516	67	0.25%	69,348	43	0.25%
Total interest-earning assets	695,402	6,560	3.83%	630,378	6,450	4.15%
Total noninterest earning assets	60,002			52,520
Total assets	755,404			682,898
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	15,953	1	0.03%	11,556	1	0.04%
Money market deposits	256,033	67	0.11%	245,693	74	0.12%
NOW deposits	111,037	19	0.07%	93,878	16	0.07%
Savings deposits	42,310	11	0.11%	41,137	13	0.13%
Time certificates of deposit $100,000 or more	32,001	40	0.51%	33,513	50	0.61%
Other time deposits	16,553	13	0.32%	18,595	19	0.41%
Other borrowings	28	0	0.00%	0	0	0.00%
Total interest-bearing liabilities	473,915	151	0.13%	444,372	173	0.16%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	201,336			168,096
Other liabilities	4,883			3,988
Total noninterest-bearing liabilities	206,219			172,084
Shareholders' equity	75,270			66,442
Total liabilities and shareholders' equity	$755,404			$682,898
Net interest income		$6,409			$6,277
Net interest spread (3)			3.70%			3.99%
Net interest margin (4)			3.74%			4.04%

________________________

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

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three month periods ended March 31, 2015 and 2014.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

	For the Three Months Ended March 31,
	2015 vs 2014
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$474	$(376)	$98
Investment securities (2)	(6)	0	(6)
Federal funds sold	(6)	0	(6)
Interest-earning deposits	24	0	24
Total interest income	$486	$(376)	$110

Interest expense:
Interest-earning DDA	0	0	0
Money market deposits	3	(10)	(7)
NOW deposits	3	0	3
Savings deposits	0	(2)	(2)
Time CD $100K or more	(2)	(8)	(10)
Other time deposits	(2)	(4)	(6)
Other borrowings	0	0	0
Total interest expense	$2	$(24)	$(22)

Change in net interest income	$484	$(352)	$132

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

The table above reflects the current low interest rate environment has impacted assets more than liabilities as indicated by the decrease of $352,000 in net interest income due to the rate change for the first quarter of 2015.  This is not typical for the Company, as we have historically been liability sensitive, however, deposit interest rates are at historic lows and have essentially reached a threshold in which they cannot reasonably be further reduced and existing loans are continuing to reprice downward while new loans are funding at historically low rates. The decrease in loan yields resulted in a $376,000 decrease to loan interest income for the quarter compared to prior year. The increase in earning asset balances combined with the overall change in mix of balances resulted in an increase of $484,000 to net interest income over the same period.

 Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three month period ended March 31, 2015, non-interest income was $1,027,000, representing an increase of $217,000 or 26.8%, compared to the same period in 2014.

The following tables show the major components of non-interest income:

(in thousands)	For the Three Months Ended March 31,
	2015	2014	$ change	% change
Service charges on deposits	$312	$309	$3	1.0%
Earnings on cash surrender value of life insurance	108	101	7	6.9%
Mortgage commissions	45	30	15	50.0%
Net gain on sales and calls of securities	109	8	101	1262.5%
Other income	453	362	91	25.1%
Total non-interest income	$1,027	$810	$217	26.8%

Service charges on deposits increased by $3,000 for the three months ended March 31, 2015, compared to the same period in 2014, as a result of an increase in the number of transaction deposit accounts.

Earnings on cash surrender value of life insurance increased by $7,000 for the three months ended March 31, 2015, compared to the same period in 2014, as a result of three new life insurance plans totaling $1.0 million purchased on directors in March 2014.

Mortgage commissions have increased by $15,000 for the three month period ended March 31, 2015, as compared to the same period of 2014, as a result of the rising demand for home purchases and refinancing.

Net gain on sales and calls of securities increased by $101,000 for the three months ended March 31, 2015, as compared to the same period in 2014, mainly due to a gain of $122,000 on the call of a U.S. agency security that was offset by a loss on the sale of an asset backed security during the first quarter of 2015.

Other income increased by $91,000 for the three month period ended March 31, 2015, as compared to the same period of 2014 mainly due to the elimination of our checking rewards program in December 2014 that saved $45,000 in reward payments and increases of $17,000 in FHLB stock dividend income, $14,000 in debit card fee income and $4,000 in investment service fee income.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

(in thousands)	For the Three Months Ended March 31,
	2015	2014	$ change	% change
Salaries and employee benefits	$2,983	$2,714	$269	9.9%
Occupancy	747	745	2	0.3%
Data processing fees	353	326	27	8.3%
Regulatory assessments (FDIC & DBO)	114	120	(6)	(5.0% )
Other	902	976	(74)	(7.6% )
Total non-interest expense	$5,099	$4,881	$218	4.5%

Non-interest expenses increased by $218,000 or 4.5% for the three months ended March 31, 2015, as compared to the same period of 2014.  Salaries and employee benefits increased $269,000 for the three months ended March 31, 2015, as compared to the same period of 2014, primarily due to full time equivalent staffing increase from 142 to 148 to support continued loan and deposit growth and the opening of our Tracy branch in December 2014.

Data processing fees increased by $27,000 for the three month period ended March 31, 2015, as a result of an increased number of transaction accounts. Other expense decreased by $74,000 for the three months ended March 31, 2015, compared to the same period in 2014, mainly as a result of a recovery of impaired loan expense, corresponding to the payoff of a non-performing loan which was partially offset by a combination of expenses incurred to support the growth of our product lines and services.

FDIC and DBO (California Department of Business Oversight) regulatory assessments decreased by $6,000 for the three months ended March 31, 2015 as compared to the same period of 2014.  The initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC. The assessment rate decreased as a result of our improved risk profile, but was partially offset by a higher deposit base in 2015 as compared to 2014, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis.

Occupancy expenses increased by $2,000 for the three months ended March 31, 2015, as compared to the same period of 2014. The increased rent expense from our Tracy branch was offset by a decrease in depreciation on fixed assets.

Management anticipates that non-interest expense will continue to increase as we continue to grow.  However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Income Taxes

We reported a provision for income taxes of $728,000 for the three month period ended March 31, 2015, representing an increase of $103,000 as compared to the provision reported in the comparable period of 2014. The effective income tax rate on income from continuing operations was 32.3% for the three months ended March 31, 2015, compared to 30.7% for the comparable period of 2014. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans). The disparity between the effective tax rates for 2015 as compared to 2014 is primarily due to tax credits from California Enterprise Zones and low income housing projects as well as tax free-income on loans within these enterprise zones and municipal securities and loans that comprise a larger proportion of pre-tax income in 2014 as compared to 2015.

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

Non-accrual loans totaled $4.4 million at March 31, 2015, as compared to $4.7 million at December 31, 2014.  The non-accrual loans as of March 31, 2015 are loans made to five borrowers primarily for purposes of commercial real estate. As of March 31, 2015, we had five loans considered troubled debt restructurings totaling $3.3 million, all of which are included in non-accrual loans.

OREO as of March 31, 2015 consisted of three properties, one of which was a residential land acquired through foreclosure that was written down to a zero balance because the public utilities have not been obtainable rendering these land lots unmarketable at this time. The other two OREO properties consisted of commercial real estate totaling $834,000 and were acquired through foreclosure.

The following table presents information about the Bank’s non-performing assets, including asset quality ratios as of March 31, 2015 and December 31, 2014:

 Non-Performing Assets

(in thousands)	March 31,	December 31,
	2015	2014
Loans in non-accrual status	$4,412	$4,700
Loans past due 90 days or more and accruing	0	0
Total non-performing loans	4,412	4,700
Other real estate owned	834	884
Total non-performing assets	$5,246	$5,584

Allowance for loan losses	$7,409	$7,534

Asset quality ratios:
Non-performing assets to total assets	0.70%	0.74%
Non-performing loans to total loans	0.97%	1.03%
Allowance for loan losses to total loans	1.63%	1.66%
Allowance for loan losses to total non-performing loans	167.9%	160.3%

Non-performing assets decreased by $338,000 as of March 31, 2015, as compared to December 31, 2014, as a result of a $1.25 million payoff of one nonaccrual loan and an additional $64,000 in regular principal payments during the first quarter of 2015. This was offset by the addition of a loan placed on nonaccrual status totaling $1.03 million. There were write downs of $50,000 during the first quarter of 2015, on one OREO property leaving the balance at $834,000 at March 31, 2015, as the Company continued to hold the three properties mentioned above.

Allowance for Loan and Lease Losses (“ALLL”)

Due to credit risk inherent in our lending business, we routinely set aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges made for the outstanding loan portfolio have been credited to the allowance for loan losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company recorded a reversal of $125,000 for loan loss provisions during the three month period of 2015, as compared to the no provisions recorded in the same period of 2014.

The allowance for loan losses decreased by $125,000 or 1.7%, to $7.41 million at March 31, 2015, as compared with $7.53 million at December 31, 2014.  The Company recognized the decrease in the allowance for loan losses during the first three months of the year due to the $125,000 reversal of loan loss provision as previously described and there were no net loan charge offs. The decrease to the allowance for loan losses resulted in a decrease in the allowance for loan losses as a percentage of total loans to 1.63% at March 31, 2015, as compared to 1.66% at December 31, 2014.

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

Although management believes the allowance at March 31, 2015 was adequate to absorb probable losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on our service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of March 31, 2015, and December 31, 2014, we had $149.7 million and $144.3 million, respectively, in cash and cash equivalents.

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

Deposits

Total deposits at March 31, 2015 were $673.0 million, a $3.4 million or 0.5% increase from the deposit total of $669.6 million at December 31, 2014.  Average deposits increased $62.8 million to $675.2 million for the three month period ended March 31, 2015 as compared to the same period in 2014. We attracted deposits due to the safety and soundness of the Bank and our focus on customer service.

Deposits Outstanding

	March 31,	December 31,	Three month change
(in thousands)	2015	2014	$	%

Demand	$199,840	$225,957	$(26,117)	(11.6% )
NOW	115,024	108,374	6,650	6.1%
MMDA	263,717	247,442	16,275	6.6%
Savings	46,396	39,412	6,984	17.7%
Time < $100K	16,448	16,771	(323)	(1.9% )
Time > $100K	31,566	31,625	(59)	(0.2% )
	$672,991	$669,581	$3,410	0.5%

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Four of our clients carry deposit balances of more than 1% of our total deposits, one of which had a deposit balance of more than 3% of total deposits at March 31, 2015.

Since our deposit growth strategy emphasizes core deposit growth we have avoided relying on brokered deposits as a consistent source of funds. The Company had $1.8 million in brokered deposits as of March 31, 2015 and December 31, 2014. The only brokered deposits the Bank holds are from CDARS and ICS, a certificate of deposit and money market account program, respectively, that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer.

Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. Our outstanding FHLB advances were paid in full during the first quarter of 2012 and remained a zero balance at December 31, 2014 and March 31, 2015, due to elevated liquidity levels from increased deposits that allowed us to pay the advances off. See “Liquidity Management” below for the details on the FHLB borrowings program.

Capital Ratios

The Company is regulated by the Board of Governors of the Federal Reserve Board (FRB) and is subject to the securities registration and public reporting regulations of the Securities and Exchange Commission. As a California-state chartered bank, our banking subsidiary is subject to primary supervision, examination and regulation by the California Department of Business Oversight (DBO) and the Federal Reserve Board. The Federal Reserve Board is the primary federal regulator of state member banks. The Bank is also subject to regulation by the FDIC, which insures the Bank’s deposits as permitted by law. We are not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

The Company must comply with regulatory capital requirements established by the FRB. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. These capital standards require us to maintain minimum ratios of “Tier 1” capital to total risk-weighted assets and total capital to risk-weighted assets of 6.00% and 8.00%, respectively. Tier 1 capital is comprised of total shareholders’ equity calculated in accordance with generally accepted accounting principles, excluding accumulated other comprehensive income (loss), less intangible assets, and total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which is our allowance for loan losses. Risk-weighted assets refer to our on- and off-balance sheet exposures, adjusted for their related risk levels using formulas set forth in FRB and FDIC regulations.

In addition to the risk-based capital requirements described above, we are subject to a leverage capital requirement, which calls for a minimum ratio of Tier 1 capital (as defined above) to quarterly average total assets of 4.00%.

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

The following table shows our capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at March 31, 2015 and December 31, 2014:

					To be well
					capitalized under
(in thousands)			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
Capital ratios for Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2015
Total capital (to Risk- Weighted Assets)	$80,017	14.5%	$44,212	>8.0%	$55,265	>10.0%
Tier I capital (to Risk- Weighted Assets)	$73,100	13.2%	$33,159	>6.0%	$44,212	>8.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$73,100	13.2%	$24,869	>4.5%	$35,922	>6.5%
Tier I capital (to Average Assets)	$73,100	9.7%	$30,212	>4.0%	$37,764	>5.0%

As of December 31, 2014
Total capital (to Risk- Weighted Assets)	$79,168	14.5%	$43,778	>8.0%	$54,722	>10.0%
Tier I capital (to Risk- Weighted Assets)	$72,316	13.2%	$21,889	>4.0%	$32,833	>6.0%
Tier I capital (to Average Assets)	$72,316	10.1%	$28,783	>4.0%	$35,979	>5.0%

Capital ratios for Bancorp:

As of March 31, 2015
Total capital (to Risk- Weighted Assets)	$80,777	14.6%	$44,219	>8.0%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$73,859	13.4%	$33,164	>6.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$73,859	13.4%	$24,873	>4.5%	N/A	N/A
Tier I capital (to Average Assets)	$73,859	9.8%	$30,216	>4.0%	N/A	N/A

As of December 31, 2014
Total capital (to Risk- Weighted Assets)	$79,873	14.5%	$43,785	>8.0%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$73,020	13.3%	$21,893	>4.0%	N/A	N/A
Tier I capital (to Average Assets)	$73,020	10.2%	$28,787	>4.0%	N/A	N/A

Our bank subsidiary is also subject to capital requirements similar to those discussed above. The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above. At March 31, 2015, our bank subsidiary exceeded the minimum ratios established by the FRB.

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

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. We obtain funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings. Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common and preferred stockholders. Our liquid assets at March 31, 2015 were $223.1 million compared to $223.5 million at December 31, 2014.  Our liquidity level measured as the percentage of liquid assets to total assets was 29.6% and 29.8% at March 31, 2015 and December 31, 2014, respectively. We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of March 31, 2015, our borrowing capacity from the FHLB was approximately $187.3 million and there were no outstanding advances. We also maintain 2 lines of credit with correspondent banks to purchase up to $25 million in federal funds, for which there were no advances as of March 31, 2015.

Off-Balance-Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of March 31, 2015 and December 31, 2014, we had commitments to extend credit of $87.4 million and $84.8 million, respectively, which includes obligations under letters of credit of $1.7 million and $1.1 million, respectively.

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

Oak Valley Bancorp
Date: May 12, 2015	By:	/s/ RICHARD A. MCCARTY
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