Form 10-Q
period 2015-06-30
Oak Valley Bancorp
filed 2015-08-14
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,072,655 shares of common stock outstanding as of August 11, 2015.

Oak Valley Bancorp

June 30, 2015

Table of Contents

Page
PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014 (Unaudited)

Condensed Consolidated Statements of Income for the Three and Six Month Periods Ended June 30, 2015 and June 30, 2014 (Unaudited)

Condensed Consolidated Statements of Comprehensive Income for the Three and Six Month Periods Ended June 30, 2015 and June 30, 2014 (Unaudited)

Condensed Consolidated Statements of Changes of Shareholders’ Equity for the Year Ended December 31, 2014 and the Six-Month Period Ended June 30, 2015 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2015 and June 30, 2014 (Unaudited)

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits

PART I – FINANCIAL STATEMENTS

Item 1. Consolidated Financial Statements (Unaudited)

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands)	June 30,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$126,899	$132,078
Federal funds sold	15,115	12,210
Cash and cash equivalents	142,014	144,288

Securities available for sale	127,897	121,277
Loans, net of allowance for loan loss of $7,390 and $7,534 at June 30, 2015 and December 31, 2014, respectively	455,674	446,492
Bank premises and equipment, net	13,715	14,066
Other real estate owned	834	884
Interest receivable and other assets	23,874	22,658

	$764,008	$749,665

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$683,937	$669,581
Interest payable and other liabilities	3,906	5,043
Total liabilities	687,843	674,624

Commitments and contingencies

Shareholders’ equity
Preferred stock, 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2015 and December 31, 2014	0	0
Common stock, no par value; 50,000,000 shares authorized, 8,072,655 and 8,074,855 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	24,682	24,682
Additional paid-in capital	3,033	2,910
Retained earnings	47,810	45,582
Accumulated other comprehensive income, net of tax	640	1,867
Total shareholders’ equity	76,165	75,041

	$764,008	$749,665

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share amounts)	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2015	2014	2015	2014
INTEREST INCOME
Interest and fees on loans	$5,376	$5,343	$10,779	$10,648
Interest on securities available for sale	898	933	1,773	1,848
Interest on federal funds sold	9	10	17	24
Interest on deposits with banks	72	51	139	94
Total interest income	6,355	6,337	12,708	12,614

INTEREST EXPENSE
Deposits	155	162	307	335
Total interest expense	155	162	307	335

Net interest income	6,200	6,175	12,401	12,279
(Reversal of) provision for loan losses	0	(1,877)	(125)	(1,877)

Net interest income after (reversal of) provision for loan losses	6,200	8,052	12,526	14,156

OTHER INCOME
Service charges on deposits	308	336	620	645
Earnings on cash surrender value of life insurance	106	110	214	211
Mortgage commissions	42	49	88	78
Net gain on sales and calls of securities	73	4	182	12
Other	627	428	1,079	791
Total non-interest income	1,156	927	2,183	1,737

OTHER EXPENSES
Salaries and employee benefits	2,955	2,704	5,938	5,415
Occupancy expenses	724	713	1,471	1,458
Data processing fees	358	330	711	656
Regulatory assessments (FDIC & DBO)	131	120	245	240
Other operating expenses	1,025	1,122	1,926	2,101
Total non-interest expense	5,193	4,989	10,291	9,870

Net income before provision for income taxes	2,163	3,990	4,418	6,023

PROVISION FOR INCOME TAXES	653	1,453	1,382	2,078
NET INCOME	$1,510	$2,537	$3,036	$3,945

NET INCOME PER COMMON SHARE	$0.19	$0.32	$0.38	$0.50

NET INCOME PER DILUTED COMMON SHARE	$0.19	$0.32	$0.38	$0.49

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands)	2015	2014	2015	2014

Net income	$1,510	$2,537	$3,036	$3,945
Available for sale securities:
Unrealized holding (losses) gains on securities arising during the current period, net of tax effect of ($824) thousand and ($783) thousand for the three and six month periods ended June 30, 2015, respectively and $637 thousand and $1.3 million for the comparable 2014 periods	(1,178)	911	(1,120)	1,791
Reclassification adjustment due to net gains realized on sales and calls of securities, net of tax effect of $30 thousand and $75 thousand for the three and six months ended June 30, 2015, respectively and $2 thousand and $5 thousand for the comparable 2014 periods	(43)	(2)	(107)	(7)
Other comprehensive (loss) income	(1,221)	909	(1,227)	1,784
Comprehensive income	$289	$3,446	$1,809	$5,729

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	YEAR ENDED DECEMBER 31, 2014 AND SIX MONTHS ENDED JUNE 30, 2015
							Accumulated
					Additional		Other	Total
	Common Stock		Preferred Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2014	7,929,730	$23,758	0	$0	$2,537	$38,985	$(763)	$64,517
Stock options exercised	122,625	924						924
Tax benefit on stock based compensation					102			102
Restricted stock issued	24,500
Restricted stock forfeited	(2,000)
Cash dividends declared						(525)		(525)
Stock based compensation					271			271
Other comprehensive income							2,630	2,630
Net income						7,122		7,122
Balances, December 31, 2014	8,074,855	$24,682	0	$0	$2,910	$45,582	$1,867	$75,041

Restricted stock issued	500
Restricted stock forfeited	(2,700)
Cash dividends declared						(808)		(808)
Stock based compensation					123			123
Other comprehensive loss							(1,227)	(1,227)
Net income						3,036		3,036
Balances, June 30, 2015	8,072,655	$24,682	0	$0	$3,033	$47,810	$640	$76,165

The accompanying notes are an integral part of these consolidated financial statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
(dollars in thousands)	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,036	$3,945
Adjustments to reconcile net earnings to net cash from operating activities:
(Reversal of) provision for loan losses	(125)	(1,877)
Decrease in deferred fees/costs, net	(46)	(209)
Depreciation	588	299
Amortization of investment securities, net	87	85
Stock based compensation	123	147
Excess tax benefits from exercised stock options	0	(52)
Gain on sale of premises and equipment	(5)	(3)
OREO write downs	50	17
Gain on sales and calls of available for sale securities	(182)	(12)
Earnings on cash surrender value of life insurance	(214)	(211)
Gain on BOLI death benefit	(66)	0
(Decrease) increase in interest payable and other liabilities	(1,137)	63
(Increase) decrease in interest receivable	(111)	81
(Increase) decrease in other assets	(260)	190
Net cash from operating activities	1,738	2,463

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(25,084)	(14,149)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	16,475	10,373
Net increase in loans	(9,011)	(14,413)
Purchase of FHLB Stock	0	(104)
Purchase of BOLI policies	0	(1,029)
Proceeds from redemption of BOLI policies	292	0
Proceeds from sales of premises and equipment	5	3
Net purchases of premises and equipment	(237)	(375)
Net cash used in investing activities	(17,560)	(19,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(808)	(793)
Net increase in demand deposits and savings accounts	15,841	1,796
Net decrease in time deposits	(1,485)	(1,451)
Excess tax benefits from exercised stock options	0	52
Proceeds from sale of common stock and exercise of stock options	0	924
Net cash from financing activities	13,548	528

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,274)	(16,703)

CASH AND CASH EQUIVALENTS, beginning of period	144,288	105,191

CASH AND CASH EQUIVALENTS, end of period	$142,014	$88,488

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$318	$357
Income taxes	$1,940	$2,075

NON-CASH INVESTING ACTIVITIES:
Change in unrealized (loss) gain on available-for-sale securities	$(2,085)	$3,030

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

The interim consolidated financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results of a full year’s operations. Certain prior year amounts have been reclassified to conform to the current year presentation. There was no effect on net income or shareholders’ equity as a result of reclassifications. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2014.

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

NOTE 3 – SECURITIES

The amortized cost and estimated fair values of debt securities as of June 30, 2015 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$38,504	$1,338	$(219)	$39,623
Collateralized mortgage obligations	4,162	43	(26)	4,179
Municipalities	60,390	1,247	(1,190)	60,447
SBA pools	870	0	(1)	869
Corporate debt	8,485	72	(19)	8,538
Asset backed securities	11,272	33	(55)	11,250
Mutual fund	3,125	0	(134)	2,991
	$126,808	$2,733	$(1,644)	$127,897

The following tables detail the gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2015.

(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$5,849	$(71)	$4,735	$(148)	$10,584	$(219)
Collateralized mortgage obligations	52	(1)	1,361	(26)	1,413	(26)
Municipalities	34,767	(955)	3,130	(235)	37,897	(1,190)
SBA pools	0	0	869	(1)	869	(1)
Corporate debt	2,154	(19)	0	0	2,154	(19)
Asset backed securities	2,979	(13)	4,841	(42)	7,820	(55)
Mutual fund	0	0	2,991	(134)	2,991	(134)
Total temporarily impaired securities	$45,801	$(1,059)	$17,927	$(586)	$63,728	$(1,644)

At June 30, 2015, there were three U.S. agencies, one collateralized mortgage obligations, five municipalities, two SBA pools, three asset backed securities and one mutual fund that comprised the total securities in an unrealized loss position for greater than 12 months and 3 U.S. agencies, one collateralized mortgage obligation, 36 municipalities, two corporate debts and one asset backed security that make up the total securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and volatility of the security’s fair value. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes and the Company does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of investment securities at June 30, 2015, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$13,916	$14,178
Due after one year through five years	30,227	31,363
Due after five years through ten years	47,519	46,901
Due after ten years	35,146	35,455
	$126,808	$127,897

The amortized cost and estimated fair values of investment securities as of December 31, 2014, are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$40,316	$1,760	$(146)	$41,930
Collateralized mortgage obligations	6,927	184	(39)	7,072
Municipalities	49,396	1,713	(212)	50,897
SBA pools	895	0	(3)	892
Corporate debt	6,726	95	(17)	6,804
Asset backed securities	10,766	50	(106)	10,710
Mutual fund	3,077	0	(105)	2,972
	$118,103	$3,802	$(628)	$121,277

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

We recognized a gain of $73,000 and $182,000 for the three and six month periods ended June 30, 2015, respectively, on certain available-for-sale securities that were called or sold, which compares to $4,000 and $12,000 in the same periods of 2014. The gains in 2015 reflected in the condensed consolidated statements of income are net of $19,000 in gross realized losses related to two available-for-sale securities sold during the first quarter of 2015, compared to no sales of securities resulting in losses during the first six months of 2014.

Securities carried at $64,955,000 and $60,474,000 at June 30, 2015 and December 31, 2014, respectively, were pledged to secure deposits of public funds.

NOTE 4 – LOANS

Our customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of June 30, 2015, approximately 83% of the Company’s loans are commercial real estate loans which include construction loans. Approximately 9% of the Company’s loans are for general commercial uses including professional, retail, and small business. Additionally, 5% of the Company’s loans are for residential real estate and other consumer loans. The remaining 3% are agriculture loans. Loan totals were as follows:

(in thousands)	June 30, 2015	December 31, 2014
Commercial real estate:
Commercial real estate- construction	$18,425	$9,181
Commercial real estate- mortgages	330,542	315,506
Land	8,941	10,620
Farmland	28,065	23,091
Commercial and industrial	43,762	54,051
Consumer	787	805
Consumer residential	20,173	25,464
Agriculture	12,768	15,753
Total loans	463,463	454,471

Less:
Deferred loan fees and costs, net	(399)	(445)
Allowance for loan losses	(7,390)	(7,534)
Net loans	$455,674	$446,492

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At June 30, 2015, commercial real estate loans equal to approximately 39.1% of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.

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

Non-accrual loans, segregated by class of loans, were as follows:

(in thousands)	June 30, 2015	December 31, 2014
Commercial real estate:
Commercial real estate- construction	$0	$0
Commercial real estate- mortgages	0	1,296
Land	2,944	2,995
Farmland	62	72
Commercial and industrial	1,357	337
Total non-accrual loans	$4,363	$4,700

Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income of approximately $71,000 and $153,000 in the three and six month periods ended June 30, 2015, as compared to $59,000 and $190,000 in the same periods of 2014.

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of June 30, 2015 (in thousands):

June 30, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$18,425	$18,425	$0
Commercial R.E. - mortgages	0	0	0	0	330,542	330,542	0
Land	0	0	2,452	2,452	6,489	8,941	0
Farmland	0	0	62	62	28,003	28,065	0
Commercial and industrial	0	0	1,346	1,346	42,416	43,762	0
Consumer	0	0	0	0	787	787	0
Consumer residential	0	0	0	0	20,173	20,173	0
Agriculture	0	0	0	0	12,768	12,768	0
Total	$0	$0	$3,860	$3,860	$459,603	$463,463	$0

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

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. There was no interest income realized on impaired loans for the three and six months ended June 30, 2015 and 2014. Average recorded investment in impaired loans was $4.38 million and $4.47 million for the three and six months ended June 30, 2015, as compared to $4.71 million and $4.25 million for the same periods of 2014. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Impaired loans as of June 30, 2015 and December 31, 2014 are set forth in the following table.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
June 30, 2015
Commercial real estate:
Commercial R.E. - mortgages	$0	$0	$0	$0	$0	$324
Land	3,215	0	2,944	2,944	854	2,976
Farmland	72	62	0	62	0	67
Commercial and Industrial	1,386	329	1,028	1,357	95	1,105
Total	$4,674	$391	$3,972	$4,363	$949	$4,472

December 31, 2014
Commercial real estate:
Commercial R.E. - mortgages	$1,301	$0	$1,296	$1,296	$125	$554
Land	3,215	0	2,995	2,995	868	3,155
Farmland	80	72	0	72	0	82
Commercial and Industrial	359	337	0	337	0	304
Total	$4,956	$408	$4,291	$4,700	$993	$4,096

Troubled Debt Restructurings – In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

At June 30, 2015, there were 5 loans that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $3,272,000. At December 31, 2014, there were 5 loans that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $3,332,000. At June 30, 2015 and December 31, 2014 there were no unfunded commitments on loans classified as a troubled debt restructures. We have allocated $854,000 and $868,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of June 30, 2015 and December 31, 2014, respectively.

The modification of the terms of such loans typically includes one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date; or a temporary payment modification in which the payment amount allocated towards principal was reduced. In some cases, a permanent reduction of the accrued interest on the loan is conceded. During the three and six month periods ended June 30, 2015, the terms of two loans were modified as troubled debt restructurings by extending the maturity dates.

The following tables presents loans by class modified as troubled debt restructurings that occurred during the three and six month periods ended June 30, 2015 and 2014:

	Three Months Ended			Three Months Ended
(dollars in thousands)	June 30, 2015			June 30, 2014
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Commercial R.E. - construction	0	$0	$0	0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	1	570	570	2	2,565	2,565
Farmland	0	0	0	0	0	0
Commercial and industrial	1	24	24	1	331	331
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Total	2	$594	$594	3	$2,896	$2,896

	Six Months Ended			Six Months Ended
(dollars in thousands)	June 30, 2015			June 30, 2014
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial real estate:
Commercial R.E. - construction	0	$0	$0	0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	1	570	570	3	3,107	3,107
Farmland	0	0	0	0	0	0
Commercial and industrial	1	24	24	1	331	331
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Total	2	$594	$594	4	$3,438	$3,438

The troubled debt restructuring during the three and six months ended June 30, 2015 did not increase the allowance for loan losses as a result of loan modifications. There were no charge-offs as a result of loan modifications, as the contractual balances outstanding were determined to be collectible.

There were no loans modified as troubled debt restructurings within the previous twelve months and for which there was a payment default during the three and six month periods ended June 30, 2015, compared to one commercial real estate land loan with a balance of $54,000 that was modified and defaulted during the six month period of 2014. There were no such payment defaults on modified loans during the three months ended June 30, 2014. A loan is considered to be in payment default once it is ninety days contractually past due under the modified terms.

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

As of June 30, 2015, there are no loans that are classified with a risk grade of 8- Loss.

The following table presents weighted average risk grades of our loan portfolio:

	June 30, 2015	December 31, 2014
	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.36	3.00
Commercial real estate - mortgages	3.12	3.15
Land	4.41	4.34
Farmland	3.01	3.01
Commercial and industrial	3.35	3.39
Consumer	2.12	2.11
Consumer residential	3.01	3.02
Agriculture	3.22	3.18
Total gross loans	3.16	3.19

The following table presents risk grade totals by class of loans as of June 30, 2015 and December 31, 2014. Risk grades 1 through 4 have been aggregated in the “Pass” line.

(in thousands)	Commercial R.E. Construction	Commercial R.E. Mortgages	Land	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

June 30, 2015
Pass	$18,425	$329,909	$5,997	$28,003	$42,243	$757	$20,124	$12,768	$458,226
Special mention	-	425	-	-	-	-	-	-	425
Substandard	-	208	2,944	62	1,519	30	49	-	4,812
Doubtful	-	-	-	-	-	-	-	-	-
Total loans	$18,425	$330,542	$8,941	$28,065	$43,762	$787	$20,173	$12,768	$463,463

December 31, 2014
Pass	$9,181	$310,912	$7,625	$23,019	$48,997	$790	$25,283	$15,753	$441,560
Special mention	-	2,722	-	-	3,438	-	-	-	6,160
Substandard	-	1,872	2,995	72	1,616	15	181	-	6,751
Doubtful	-	-	-	-	-	-	-	-	-
Total loans	$9,181	$315,506	$10,620	$23,091	$54,051	$805	$25,464	$15,753	$454,471

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2015 and 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses
For the Three and Six Months Ended June 30, 2015 and 2014

(in thousands)	Commercial	Commercial		Consumer
Three Months Ended June 30, 2015	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$5,810	$685	$50	$555	$181	$128	$7,409
Charge-offs	0	0	(21)	0	0	0	(21)
Recoveries	1	0	1	0	0	0	2
Provision for (reversal of provision) loan losses	73	(102)	15	(75)	82	7	0
Ending balance	$5,884	$583	$45	$480	$263	$135	$7,390

Six Months Ended June 30, 2015
Beginning balance	$5,963	$720	$42	$388	$286	$135	$7,534
Charge-offs	0	0	(24)	0	0	0	(24)
Recoveries	2	0	3	0	0	0	5
(Reversal of) provision for loan losses	(81)	(137)	24	92	(23)	0	(125)
Ending balance	$5,884	$583	$45	$480	$263	$135	$7,390

Three Months Ended June 30, 2014
Beginning balance	$6,192	$742	$45	$417	$215	$4	$7,615
Charge-offs	0	0	(15)	0	0	0	(15)
Recoveries	1,877	0	0	2	0	0	1,879
(Reversal of) provision for loan losses	(1,813)	(182)	21	11	46	40	(1,877)
Ending balance	$6,256	$560	$51	$430	$261	$44	$7,602

Six Months Ended June 30, 2014
Beginning balance	$6,247	$663	$47	$440	217	$45	$7,659
Charge-offs	(50)	0	(18)	0	0	0	(68)
Recoveries	1,877	0	1	10	0	0	1,888
(Reversal of) provision for loan losses	(1,818)	(103)	21	(20)	44	(1)	(1,877)
Ending balance	$6,256	$560	$51	$430	$261	$44	$7,602

The following table details the allowance for loan losses and ending gross loan balances as of June 30, 2015, December 31, 2014 and June 30, 2014 summarized by collective and individual evaluation methods of impairment.

(in thousands)
	Commercial	Commercial		Consumer
June 30, 2015	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Allowance for loan losses for loans:
Individually evaluated for impairment	$854	$95	$0	$0	$0	$0	$949
Collectively evaluated for impairment	5,030	488	45	480	263	135	6,441
	$5,884	$583	$45	$480	$263	$135	$7,390

Ending gross loan balances:
Individually evaluated for impairment	$3,006	$1,357	$0	$0	$0	$0	$4,363
Collectively evaluated for impairment	382,967	42,405	787	20,173	12,768	0	459,100
	$385,973	$43,762	$787	$20,173	$12,768	$0	$463,463

December 31, 2014
Allowance for loan losses for loans:
Individually evaluated for impairment	$993	$0	$0	$0	$0	$0	$993
Collectively evaluated for impairment	4,970	720	42	388	286	135	6,541
	$5,963	$720	$42	$388	$286	$135	$7,534

Ending balances of loans:
Individually evaluated for impairment	$4,363	$337	$0	$0	$0	$0	$4,700
Collectively evaluated for impairment	354,035	53,714	805	25,464	15,753	0	449,771
	$358,398	$54,051	$805	$25,464	$15,753	$0	$454,471

June 30, 2014
Allowance for loan losses for loans:
Individually evaluated for impairment	$1,068	$0	$0	$0	$0	$0	$1,068
Collectively evaluated for impairment	5,188	560	51	430	261	44	6,534
	$6,256	$560	$51	$430	$261	$44	$7,602

Ending gross loan balances:
Individually evaluated for impairment	$3,818	$348	$0	$0	$0	$0	$4,166
Collectively evaluated for impairment	352,327	38,467	843	25,542	14,326	0	431,505
	$356,145	$38,815	$843	$25,542	$14,326	$0	$435,671

Changes in the reserve for off-balance-sheet commitments were as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2015	2014	2015	2014

Balance, beginning of period	$227	$131	$218	$134
Provision (Recovery) to Operations for Off Balance Sheet Commitments	7	17	16	14
Balance, end of period	$234	$148	$234	$148

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

At June 30, 2015 and December 31, 2014, loans carried at $463,463,000 and $454,471,000, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 5 – OTHER REAL ESTATE OWNED

As of June 30, 2015 and December 31, 2014, the Company owned three properties classified as other real estate with outstanding balances of $834,000 and $884,000, respectively, which includes one property consisting of residential land that was written down to a zero balance. Each of these properties was acquired through loan foreclosure. The residential land property the Company owned at June 30, 2015 and December 31, 2014, was written down to a zero balance because the public utilities have not been obtainable rendering these land lots unmarketable at this time. There were no sales of OREO property during the six months ended June 30, 2015 and 2014.

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

Future compensation under both plans is earned for services rendered through retirement. The Bank accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the plans. The Bank’s current benefit liability is determined based on vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which average approximately 20 years. The salary continuation liability as of June 30, 2015 and December 31, 2014 was $2,328,000 and $2,222,000, respectively, and is reported in interest payable and other liabilities on the condensed consolidated balance sheets.

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

The combined cash surrender value of all Bank-owned life insurance policies recorded in interest receivable and other assets on the condensed consolidated balance sheets were $13,532,000 and $13,549,000 at June 30, 2015 and December 31, 2014, respectively.

NOTE 7 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of June 30, 2015 and December 31, 2014. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between levels during the three and six month periods ended June 30, 2015 or 2014.

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

The estimated fair values of the Company’s financial instruments at June 30, 2015 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$142,014	$142,014	1
Restricted equity securities	3,417	3,417	2
Loans, net	455,674	464,039	3
Interest receivable	2,135	2,135	2

Financial liabilities:
Deposits	(683,937)	(607,551)	3
Interest payable	(28)	(28)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(903)	3

The estimated fair values of the Company’s financial instruments at December 31, 2014 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$144,288	$144,288	1
Restricted equity securities	3,275	3,275	2
Loans, net	446,492	455,501	3
Interest receivable	2,024	2,024	2

Financial liabilities:
Deposits	(669,581)	(600,941)	3
Interest payable	(39)	(39)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(848)	3

The following table presents the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the condensed consolidated balance sheets at each respective period end, by level within the fair value hierarchy as of June 30, 2015 and December 31, 2014.

	Fair Value Measurements at June 30, 2015 Using
(in thousands)	June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$39,623	$0	$39,623	$0
Collateralized mortgage obligations	4,179	0	4,179	0
Municipalities	60,447	0	60,447	0
SBA pools	869	0	869	0
Corporate debt	8,538	0	8,538	0
Asset backed securities	11,250	0	11,250
Mutual fund	2,991	2,991	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$388	$0	$0	$388
Other real estate owned	834	0	0	834

	Fair Value Measurements at December 31, 2014 Using
(in thousands)	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities
U.S. agencies	$41,930	$0	$41,930	$0
Collateralized mortgage obligations	7,072	0	7,072	0
Municipalities	50,897	0	50,897	0
SBA pools	892	0	892	0
Corporate debt	6,804	0	6,804	0
Asset backed securities	10,710	0	10,710	0
Mutual fund	2,972	2,972	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$1,743	$0	$0	$1,743
Commercial real estate - mortgages	1,171	0	0	1,171
Other real estate owned	884	0	0	884

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

There have been no significant changes in the valuation techniques during the period ended June 30, 2015.

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

The Company’s calculation of basic and diluted earnings per share (“EPS”) for the three and six month periods ended June 30, 2015 and 2014 are reflected in the table below.

	THREE MONTHS ENDED
(In thousands)	JUNE 30,
	2015	2014
BASIC EARNINGS PER SHARE

Net income	$1,510	$2,537
Weighted average shares outstanding	7,992	7,954
Net income per common share	$0.19	$0.32

DILUTED EARNINGS PER SHARE

Net income	$1,510	$2,537
Weighted average shares outstanding	7,992	7,954
Effect of dilutive stock options	1	2
Effect of dilutive non-vested restricted shares	43	46
Weighted average shares of common stock and common stock equivalents	8,037	8,002
Net income per diluted common share	$0.19	$0.32

	SIX MONTHS ENDED
(In thousands)	JUNE 30,
	2015	2014
BASIC EARNINGS PER SHARE

Net income	$3,036	$3,945
Weighted average shares outstanding	7,982	7,916
Net income per common share	$0.38	$0.50

DILUTED EARNINGS PER SHARE

Net income available to common shareholders	$3,036	$3,945
Weighted average shares outstanding	7,982	7,916
Effect of dilutive stock options	2	8
Effect of dilutive non-vested restricted shares	47	48
Weighted average shares of common stock and common stock equivalents	8,031	7,972
Net income per diluted common share	$0.38	$0.49

During the three and six month periods ended June 30, 2015, anti-dilutive weighted average options to purchase 51,843 and 56,919 shares of common stock were outstanding, respectively, with prices ranging from $9.95 to $15.67. Anti-dilutive weighted average stock options of 68,500 were outstanding during the three and six month periods of 2014, with prices ranging from $9.95 to $15.67. These options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. These options begin to expire in 2015.

There were no anti-dilutive non-vested restricted stock grants for the three and six months ended June 30, 2015 and 2014.

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

Management believes the following were important factors in the Company’s performance during the three and six month periods ended June 30, 2015:

•

The Company recognized net income of $1,510,000 and $3,036,000 for the three and six month periods ended June 30, 2015, respectively, as compared to $2,537,000 and $3,945,000 for the same periods in 2014.  The factors contributing to these results will be discussed below.

•

The Company recognized no loan loss provisions during the second quarter of 2015 and a $125,000 reversal of loan loss provisions during the six month period of 2015. This compares to a $1,877,000 reversal of loan loss provisions during the three and six month periods of 2014, which was largely a function of a loan settlement of $2,923,000 which resulted in a net loan recovery of $1,877,000.

•

Net interest income increased $25,000 or 0.4% and $122,000 or 1.0% for the three and six month periods ended June 30, 2015, respectively, compared to the same periods in 2014.  The increase was primarily due to growth of our loan and investment security portfolios.

•

Non-interest income increased by $229,000 or 24.7% and $446,000 or 25.7% for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014. The increase was primarily from nonrecurring entries recorded in other income earned during 2015, as described in further detail below.

•

Non-interest expense increased by $204,000 or 4.1% and $421,000 or 4.3% for the three and six month periods ended June 30, 2015, respectively, as compared to the same periods in 2014. The increase was mainly due to an increase in staffing necessary to support the loan and deposit growth and the opening of our Tracy branch in December 2014.

•

Total assets increased $14.3 million or 1.9% from December 31, 2014.  Total net loans increased by $9.2 million or 2.1% and investment securities increased by $6.6 million or 5.5% from December 31, 2014 to June 30, 2015, while deposits increased by $14.4 million or 2.1% for the same period.

Income Summary

For the three and six month periods ended June 30, 2015, the Company recorded net income of $1,510,000 and $3,036,000, respectively, representing decreases of $1,027,000 and $909,000, as compared to the same periods in 2014.  Return on average assets (annualized) was 0.81% for the three and six months ended June 30, 2015, as compared with 1.50% and 1.17%, respectively, for the same periods in 2014.  Annualized return on average common equity was 7.94% and 8.08% for the three and six months ended June 30, 2015, respectively, as compared to 14.53% and 11.65% for the same periods of 2014.

Net income before provisions for income taxes decreased $1,827,000 and $1,605,000 for the three and six month periods ended June 30, 2015, respectively, from the comparable 2014 periods.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

(In thousands)	Effect on Pre-Tax Income	Effect on Pre-Tax Income
	Increase (Decrease)	Increase (Decrease)
	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
Change from 2014 to 2015 in:
Net interest income	$25	$122
Provision for loan losses	(1,877)	(1,752)
Non-interest income	229	446
Non-interest expense	(204)	(421)
Change in net income before income taxes	$(1,827)	$(1,605)

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three and six month periods ended June 30, 2015, net interest income was $6.2 million and $12.4 million, respectively, which represented increases of $25,000 or 0.4% and $122,000 or 1.0% from the comparable periods in 2014.

The net interest margin (net interest income as a percentage of average interest earning assets) was 3.70% and 3.72% for the three and six months period ended June 30, 2015, respectively, which declined compared to 4.07% and 4.06% for the same periods in 2014. Overall, the Company has experienced net interest margin compression since the economic downturn in 2010 for several reasons: 1) deposit interest rates have essentially reached a threshold in which they cannot reasonably be further reduced, 2) competition in the lending market has driven new loan rates down, 3) loan and investment portfolio yields continue to decrease due to contractual repricing and 4) deposit growth has out-paced loan growth and the elevated interest-bearing cash balances, which yield approximately 0.25%, have compressed our net interest margin.

The cost of funds on interest-bearing liabilities did recognize a moderate decrease of 2 basis points for the three and six months ended June 30, 2015, compared to the same periods of 2014 due to further rate reductions mainly from certificate of deposit accounts that matured and renewed at lower rates. In addition, average non-interest-bearing demand deposit balances increased by $16.6 million and $24.0 million, for the three and six month periods ended June 30, 2015, respectively, as compared to the same periods of 2014.

Earning asset yield decreased by 40 basis points and 35 basis points for the three and six month periods ended June 30, 2015, respectively, compared to the same periods of 2014. The yield on loans decreased by 54 basis points and 35 basis points for the second quarter and six month period of 2015, respectively, as compared to 2014, in spite of the significant portion of our loans that are at their contractual rate floors. This decrease in loan yield was primarily a result of competitive pressure on the pricing of new loan fundings and a decrease in loan fee income recognition. The drop in loan yield was offset by deploying a portion of the low yielding cash equivalent balances into the loan and investment portfolios which recognized average balance increases of $36.3 million and $2.1 million, respectively, in the six month period of 2015 as compared to 2014.

The following tables shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three and six month periods ended June 30, 2015 and 2014:

Net Interest Analysis

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield	Average Balance	Interest Income / Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$453,835	$5,377	4.75%	$418,696	$5,527	5.29%
Investment securities (2)	126,495	1,124	3.56%	121,728	935	3.08%
Federal funds sold	16,072	9	0.22%	17,516	10	0.23%
Interest-earning deposits	101,174	72	0.29%	68,310	51	0.30%
Total interest-earning assets	697,576	6,582	3.78%	626,250	6,523	4.18%
Total noninterest earning assets	54,619			52,332
Total Assets	752,195			678,582
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	15,563	1	0.03%	14,223	1	0.03%
Money market deposits	265,933	69	0.10%	235,331	69	0.12%
NOW deposits	109,624	19	0.07%	94,114	15	0.06%
Savings deposits	47,554	14	0.12%	39,956	11	0.11%
Time certificates of deposit $100,000 or more	30,642	39	0.51%	33,375	49	0.59%
Other time deposits	16,842	13	0.31%	17,937	17	0.38%
Other borrowings	20	0	0.00%	0	0	0.00%
Total interest-bearing liabilities	486,179	155	0.13%	434,937	162	0.15%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	185,994			169,347
Other liabilities	3,774			4,242
Total noninterest-bearing liabilities	189,768			173,589
Shareholders' equity	76,248			70,056
Total liabilities and shareholders' equity	$752,195			$678,582
Net interest income		$6,427			$6,361
Net interest spread (3)			3.66%			4.03%
Net interest margin (4)			3.70%			4.07%

(1)  Loan fees have been included in the calculation of interest income.

(2) Yields and interest income on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

(5) Annual interest rates are computed by dividing the interest income/expense by the number of days in the period multiplied by 365.

	Six months ended			Six months ended
	June 30, 2015			June 30, 2014
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield	Average Balance	Interest Income / Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$454,973	$10,781	4.78%	$418,661	$10,652	5.13%
Investment securities (2)	122,418	2,206	3.63%	120,338	2,205	3.70%
Federal funds sold	14,279	17	0.24%	20,477	24	0.24%
Interest-earning deposits	104,824	139	0.27%	68,826	94	0.28%
Total interest-earning assets	696,494	13,143	3.81%	628,302	12,975	4.16%
Total noninterest earning assets	57,297			52,311
Total assets	753,791			680,613
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	15,757	3	0.04%	12,897	3	0.05%
Money market deposits	261,011	138	0.11%	240,483	142	0.12%
NOW deposits	110,326	37	0.07%	93,997	31	0.07%
Savings deposits	44,947	25	0.11%	40,543	24	0.12%
Time certificates of deposit $100,000 or more	31,054	78	0.51%	33,545	99	0.60%
Other time deposits	16,962	26	0.31%	18,164	36	0.40%
Other borrowings	24	0	0.00%	0	0	0.00%
Total interest-bearing liabilities	480,081	307	0.13%	439,628	335	0.15%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	193,623			169,585
Other liabilities	4,325			4,013
Total noninterest-bearing liabilities	197,948			173,598
Shareholders' equity	75,762			67,387
Total liabilities and shareholders' equity	$753,791			$680,613
Net interest income		$12,836			$12,640
Net interest spread (3)			3.68%			4.01%
Net interest margin (4)			3.72%			4.06%

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

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three and six month periods ended June 30, 2015 and 2014.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

(In thousands)

	For the Three Months Ended
	June 30, 2015 vs 2014
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$464	$(614)	$(150)
Investment securities (2)	37	152	189
Federal funds sold	(1)	0	(1)
Interest-earning deposits	25	(4)	21
Total interest income	$525	$(466)	$59

Interest expense:
Interest-earning DDA	0	0	0
Money market deposits	9	(9)	0
NOW deposits	2	2	4
Savings deposits	2	1	3
Time CD $100K or more	(4)	(6)	(10)
Other time deposits	(1)	(3)	(4)
Other borrowings	0	0	0
Total interest expense	$8	$(15)	$(7)

Change in net interest income	$517	$(451)	$66

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

The table above reflects how the current low interest rate environment has impacted assets more than liabilities as indicated by the decrease of $452,000 in net interest income due to the rate change for the second quarter of 2015.  This is not typical for the Company, as we have historically been liability sensitive, however, deposit interest rates are at historic lows and have essentially reached a threshold in which they cannot reasonably be further reduced and existing loans are continuing to reprice downward while new loans are funding at historically low rates. The decrease in loan yields resulted in a $614,000 decrease to loan interest income for the quarter compared to prior year. The increase in earning asset balances combined with the overall change in mix of balances resulted in an increase of $517,000 to net interest income over the same period.

	For the Six Months Ended June 30,
	2015 vs 2014
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$924	$(795)	$129
Investment securities (2)	38	(37)	1
Federal funds sold	(7)	0	(7)
Interest-earning deposits	49	(4)	45
Total interest income	$1,004	$(836)	$168

Interest expense:
Interest-earning DDA	$1	$(1)	$-
Money market deposits	12	(17)	(5)
NOW deposits	5	1	6
Savings deposits	3	(2)	1
Time CD $100K or more	(7)	(14)	(21)
Other time deposits	(2)	(8)	(10)
Other borrowings	0	0	0
Total interest expense	$12	$(41)	$(29)

Change in net interest income	$992	$(795)	$197

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

The table above reflects how the current low interest rate environment has impacted assets more than liabilities as indicated by the decrease of $795,000 in net interest income due to the rate change for the six month period of 2015.  This is not typical for the Company, as we have historically been liability sensitive, however, deposit interest rates are at historic lows and have essentially reached a threshold in which they cannot reasonably be further reduced and existing loans are continuing to reprice downward while new loans are funding at historically low rates. The decrease in loan yields resulted in a $795,000 decrease to loan interest income year-to-date compared to last year. The increase in earning asset balances combined with the overall change in mix of balances resulted in an increase of $992,000 to net interest income over the same period.

 Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three and six month periods ended June 30, 2015, non-interest income was $1,156,000 and $2,183,000, representing increases of $229,000 or 24.7% and $446,000 or 25.7%, respectively, compared to the same periods in 2014.

The following tables show the major components of non-interest income:

(in thousands)	For the Three Months Ended June 30,
	2015	2014	$ change	% change
Service charges on deposits	$308	$336	$(28)	(8.3%	)
Earnings on cash surrender value of life insurance	106	110	(4)	(3.6%	)
Mortgage commissions	42	49	(7)	(14.3%	)
Gains on called securities	73	4	69	1725.0%
Other income	627	428	199	46.5%
Total non-interest income	$1,156	$927	$229	24.7%

(in thousands)	For the Six Months Ended June 30,
	2015	2014	$ change	% change
Service charges on deposits	$620	$645	$(25)	(3.9%)
Earnings on cash surrender value of life insurance	214	211	3	1.4%
Mortgage commissions	88	78	10	12.8%
Net gain on sales and calls of securities	182	12	170	1416.7%
Other income	1,079	791	288	36.4%
Total non-interest income	$2,183	$1,737	$446	25.7%

Service charges on deposits decreased by $28,000 and $25,000 for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, as a result of a decrease in overdraft activity and corresponding overdraft fees on transaction deposit accounts.

Mortgage commissions decreased by $7,000 for the quarter ended June 30, 2015 and increased by $10,000 year-to-date in 2015, as compared to the same periods of 2014, as the demand for home purchases and refinancing continues to recover at a moderate pace.

Net gain on sales and calls of securities increased by $69,000 and $170,000 for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014, mainly due to an increase in calls and sales of securities.

Other income increased by $199,000 and $288,000 for the three and six month periods ended June 30, 2015, as compared to the same periods of 2014, mainly as a result of the year-to-date increases of $101,000 in FHLB stock dividend income, the elimination of our checking rewards program in December 2014 that saved $94,000 in reward payments and an increase of $32,000 in debit card fee income.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

(in thousands)	For the Three Months Ended June 30,
	2015	2014	$ change	% change
Salaries and employee benefits	$2,955	$2,704	$251	9.3%
Occupancy	724	713	11	1.5%
Data processing fees	358	330	28	8.5%
Regulatory assessments (FDIC & DBO)	131	120	11	9.2%
Other	1,025	1,122	(97)	(8.6% )
Total non-interest expense	$5,193	$4,989	$204	4.1%

(in thousands)	For the Six Months Ended June 30,
	2015	2014	$ change	% change
Salaries and employee benefits	$5,938	$5,415	$523	9.7%
Occupancy	1,471	1,458	13	0.9%
Data processing fees	711	656	55	8.4%
Regulatory assessments (FDIC & DBO)	245	240	5	2.1%
Other	1,926	2,101	(175)	(8.3% )
Total non-interest expense	$10,291	$9,870	$421	4.3%

Non-interest expenses increased by $204,000 or 4.1% and $421,000 or 4.3% for the three and six months ended June 30, 2015, respectively, as compared to the same periods of 2014.  Salaries and employee benefits increased $251,000 and $523,000 for the three and six months ended June 30, 2015, respectively, as compared to the same periods of 2014, primarily due to full time equivalent staffing increase from 144 to 152 to support continued loan and deposit growth and the opening of our Tracy branch in December 2014.

Data processing fees increased by $28,000 and $55,000 for the three and six month periods ended June 30, 2015, respectively, as a result of an increased number of transaction accounts. Other expense decreased by $97,000 and $175,000 for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, mainly as a result of a recovery of impaired loan expense recorded during the first quarter of 2015, corresponding to the payoff of a non-performing loan which was partially offset by a combination of expenses incurred to support the growth of our product lines and services.

FDIC and DBO (California Department of Business Oversight) regulatory assessments increased by $11,000 and $5,000 for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014.  The initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC. The assessment rate decreased as a result of our improved risk profile, but was offset by a higher deposit base in 2015 as compared to 2014, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis.

Occupancy expenses increased by $11,000 and $13,000 for the three and six months ended June 30, 2015, respectively, as compared to the same periods of 2014, which is primarily due to the rent expense and general overhead associated with the Tracy branch which opened in December 2014.

Management anticipates that non-interest expense will continue to increase as we continue to grow.  However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Income Taxes

We reported a provision for income taxes of $653,000 and $1,382,000 for the three and six month periods ended June 30, 2015, respectively, representing decreases of $800,000 and $696,000 as compared to the provisions reported in the comparable periods of 2014. The effective income tax rate on income from continuing operations was 30.2% and 31.3% for the three and six months ended June 30, 2015, respectively, compared to 36.4% and 34.5% for the comparable periods of 2014. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans). The disparity between the effective tax rates for 2015 as compared to 2014 is primarily due to tax credits from California Enterprise Zones and low income housing projects as well as tax free-income on loans within these enterprise zones and municipal securities and loans that comprise a larger proportion of pre-tax income in 2015 as compared to 2014.

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

Non-accrual loans totaled $4.36 million at June 30, 2015, as compared to $4.70 million at December 31, 2014.  The non-accrual loans as of June 30, 2015 are loans made to five borrowers primarily for purposes of commercial real estate. As of June 30, 2015, we had five loans considered troubled debt restructurings totaling $3.27 million, all of which are included in non-accrual loans.

OREO as of June 30, 2015 consisted of three properties, one of which was a residential land acquired through foreclosure that was written down to a zero balance because the public utilities have not been obtainable rendering these land lots unmarketable at this time. The other two OREO properties consisted of commercial real estate totaling $834,000 and were acquired through foreclosure.

The following table presents information about the Bank’s non-performing assets, including asset quality ratios as of June 30, 2015 and December 31, 2014:

Non-Performing Assets

(in thousands)	June 30,	December 31,
	2015	2014
Loans in non-accrual status	$4,363	$4,700
Loans past due 90 days or more and accruing	0	0
Total non-performing loans	4,363	4,700
Other real estate owned	834	884
Total non-performing assets	$5,197	$5,584

Allowance for loan losses	$7,390	$7,534

Asset quality ratios:
Non-performing assets to total assets	0.68%	0.74%
Non-performing loans to total loans	0.94%	1.03%
Allowance for loan losses to total loans	1.59%	1.66%
Allowance for loan losses to total non-performing loans	169.4%	160.3%

Non-performing assets decreased by $337,000 as of June 30, 2015, as compared to December 31, 2014, as a result of $1,365,000 in principal payments and charge-offs of $15,000. This was offset by two additional loans totaling $1,043,000 that were placed on non-accrual loans status during the first six months of 2015. There was a fair value write down of $50,000 on an OREO property during the first six months of 2015, leaving the balance at $834,000 as June 30, 2015, as the Company continued to hold the three properties mentioned above.

Allowance for Loan and Lease Losses (“ALLL”)

Due to credit risk inherent in our lending business, we routinely set aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges made for the outstanding loan portfolio have been credited to the allowance for loan losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company recorded no provisions during the three months ended June 30, 2015 and a reversal of $125,000 for the six months ended June 30, 2015, as compared to a reversal of loan loss provisions of $1,877,000 for the three and six month periods in 2014.

The allowance for loan losses decreased by $144,000 or 1.91%, to $7.39 million at June 30, 2015, as compared with $7.53 million at December 31, 2014.  The Company recognized the decrease in the allowance for loan losses during the first six months of the year due to the $125,000 reversal of loan loss provision as previously described, which was offset by net loan charge offs of $19,000. The decrease to the allowance for loan losses and increase in gross loans resulted in a decrease in the allowance for loan losses as a percentage of total loans to 1.59% at June 30, 2015, as compared to 1.66% at December 31, 2014.

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

Although management believes the allowance at June 30, 2015 was adequate to absorb probable losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on our service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of June 30, 2015, and December 31, 2014, we had $142.0 million and $144.3 million, respectively, in cash and cash equivalents.

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

Deposits

Total deposits at June 30, 2015 were $683.9 million, a $14.4 million or 2.1% increase from the deposit total of $669.6 million at December 31, 2014.  Average deposits increased $64.5 million to $673.7 million for the six month period ended June 30, 2015 as compared to the same period in 2014. We attracted deposits due to the safety and soundness of the Bank and our focus on customer service.

Deposits Outstanding

	June 30,	December 31,	Six month change
(in thousands)	2015	2014	$	%

Demand	$207,290	$225,957	$(18,667)	(8.3%)
NOW	113,275	108,374	4,901	4.5%
MMDA	266,371	247,442	18,929	7.6%
Savings	50,090	39,412	10,678	27.1%
Time < $100K	16,273	16,771	(498)	(3.0%)
Time > $100K	30,638	31,625	(987)	(3.1%)
	$683,937	$669,581	$14,356	2.1%

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Six of our clients carry deposit balances of more than 1% of our total deposits, one of which had a deposit balance of more than 3% of total deposits at June 30, 2015.

Since our deposit growth strategy emphasizes core deposit growth we have avoided relying on brokered deposits as a consistent source of funds. The Company had $1.8 million in brokered deposits as of June 30, 2015 and December 31, 2014. The only brokered deposits the Bank holds are from CDARS and ICS, a certificate of deposit and money market account program, respectively, that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer.

Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. Our outstanding FHLB advances remained a zero balance at December 31, 2014 and June 30, 2015, as we continue to rely on deposit growth as our primary source of funding. See “Liquidity Management” below for the details on the FHLB borrowings program.

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

The following table shows our capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at June 30, 2015 and December 31, 2014:

					To be well
					capitalized under
(in thousands)			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
Capital ratios for Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2015
Total capital (to Risk- Weighted Assets)	$81,760	14.4%	$45,397	>8.0%	$56,746	>10.0%
Tier I capital (to Risk- Weighted Assets)	$74,660	13.2%	$34,048	>6.0%	$45,397	>8.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$74,660	13.2%	$25,536	>4.5%	$36,885	>6.5%
Tier I capital (to Average Assets)	$74,660	9.9%	$30,086	>4.0%	$37,608	>5.0%

As of December 31, 2014
Total capital (to Risk- Weighted Assets)	$79,168	14.5%	$43,778	>8.0%	$54,722	>10.0%
Tier I capital (to Risk- Weighted Assets)	$72,316	13.2%	$21,889	>4.0%	$32,833	>6.0%
Tier I capital (to Average Assets)	$72,316	10.1%	$28,783	>4.0%	$35,979	>5.0%

Capital ratios for Bancorp:

As of June 30, 2015
Total capital (to Risk- Weighted Assets)	$85,491	14.5%	$45,403	>8.0%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$75,390	13.3%	$34,053	>6.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$75,390	13.3%	$25,539	>4.5%	N/A	N/A
Tier I capital (to Average Assets)	$75,390	10.0%	$30,088	>4.0%	N/A	N/A

As of December 31, 2014
Total capital (to Risk- Weighted Assets)	$79,873	14.5%	$43,785	>8.0%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$73,020	13.3%	$21,893	>4.0%	N/A	N/A
Tier I capital (to Average Assets)	$73,020	10.2%	$28,787	>4.0%	N/A	N/A

Our bank subsidiary is also subject to capital requirements similar to those discussed above. The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above. At June 30, 2015, our bank subsidiary exceeded the minimum ratios established by the FRB.

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

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. We obtain funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings. Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common and preferred stockholders. Our liquid assets at June 30, 2015 were $217.6 million compared to $223.5 million at December 31, 2014.  Our liquidity level measured as the percentage of liquid assets to total assets was 28.5% and 29.9% at June 30, 2015 and December 31, 2014, respectively. We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of June 30, 2015, our borrowing capacity from the FHLB was approximately $18.4 million and there were no outstanding advances. We also maintain 2 lines of credit with correspondent banks to purchase up to $25 million in federal funds, for which there were no advances as of June 30, 2015.

Off-Balance-Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of June 30, 2015 and December 31, 2014, we had commitments to extend credit of $90.3 million and $84.8 million, respectively, which includes obligations under letters of credit of $1.7 million and $1.1 million, respectively.

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

Oak Valley Bancorp
Date: August 12, 2015	By:	/s/ RICHARD A. MCCARTY
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