Form 10-K
period 2015-12-31
Oak Valley Bancorp
filed 2016-03-30
CIK 1431567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of December 31, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price per share of the registrant’s common stock as reported by the NASDAQ, was approximately $69 million.    As of March 17, 2016, there were 8,088,155 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held on June 21, 2016 are incorporated by reference into Part III.

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

The Company is authorized to issue 50,000,000 shares of common stock, without par value, of which 8,078,155 are issued and outstanding at December 31, 2015, and 10,000,000 shares of preferred stock, without par value, of which no shares are issued and outstanding.

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

On December 23, 2015, the Company completed its acquisition of Mother Lode Bank (“MLB”), a California state-chartered bank headquartered in Sonora, California, in a transaction in which Mother Lode Bank was merged with and into the Bank, with the Bank as the surviving company in the transaction. The purchase price for Mother Lode Bank was approximately $7.3 million. As of the acquisition date, Mother Lode Bank’s total assets were $78.7 million and total deposits were $71.1 million.

Expansion

Branch Expansion.    Since opening our doors of the main Oakdale branch in 1991, our network of branches and loan production offices have been expanded geographically. As of December 31, 2015, we maintained eighteen full-service branch offices (in addition to our corporate headquarters). Beginning in October 1995, we started our geographic expansion outside of Oakdale, by opening a Loan Production Office in Sonora, California. We subsequently opened a branch in Sonora and two branches in Modesto.  In September 2000, we expanded into the Eastern Sierra, opening a branch in Bridgeport, California under the name Eastern Sierra Community Bank.  Since that time we have added branches in Mammoth Lakes and Bishop. During 2005 and 2006, we aggressively increased our presence in the Central Valley, by opening branches in Turlock, Stockton, Patterson, Ripon and Escalon.  In March 2007, our corporate headquarters expanded by adding an adjacent historical building located in downtown Oakdale to its complex.  In 2011, we opened a third branch in Modesto and a branch in Manteca. In 2014, we opened a new branch in Tracy. In 2015, we added a second branch in Sonora. Later in 2015, Mother Lode Bank was merged with and into the Bank, which temporarily added two more branches in Sonora until they were eventually closed in January 2016 decreasing our total number of branches to sixteen, after management determined that our two existing branches would be able to support our new customers. We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as our needs and resources permit.

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

Business Segments

The Bank operates in two primary lines of business: Retail Banking and Commercial Banking, as described in additional detail below.  These business lines do not meet the quantitative thresholds for reporting as separate segments and are therefore considered one segment for financial reporting purposes.

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

Primary Market Area

We conduct business from our main office in Oakdale, a city of approximately 21,500 residents located in Stanislaus County, California. Oakdale is approximately 15 miles from Modesto and sits at the foothills of the Sierra Nevada Mountains, at the edge of the California Central Valley agricultural area.  Through our branches, we serve customers in the Central Valley, from Fresno to Sacramento, and in foothill locations. We also reach into the Highway 395 corridor in the Eastern Sierras and in the towns of Bishop, Mammoth and Bridgeport.  Approximately 87% of our loans and 87% of our deposits are generated from the Central Valley. The Central Valley area includes Stanislaus, San Joaquin and Tuolumne counties and has a total population of over 3 million.

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

As part of our efforts to achieve long-term stable profitability and respond to a changing economic environment in the California Central Valley, we constantly evaluate a variety of options to augment our traditional focus by broadening the services and products we provide. Possible avenues of growth include more branch locations, expanded suite of technology based services and new types of lending.

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

We grant individual lending authority to our Chief Executive Officer, Chief Credit Officer, Credit Administrator and to some department managers and loan officers. Our highest management lending authority is combined administrative lending authority for unsecured and secured lending of $2,500,000, which requires the joint approval of either Chief Executive Officer, Chief Credit Officer, Senior Lending Officer and Credit Administrator.  Loans for which direct and indirect borrower liability exceeds combined administrative lending authority are referred to our Board of Directors Loan Committee.

At December 31, 2015, the Bank’s authorized legal lending limits were $12.5 million for unsecured loans plus an additional $8.3 million for specific secured loans. Legal lending limits are calculated in conformance with California law, which prohibits a bank from lending to any one individual or entity or its related interests an aggregate amount which exceeds 15% of primary capital plus the allowance for loan losses on an unsecured basis, plus an additional 10% on a secured basis. The Bank’s primary capital plus allowance for loan losses at December 31, 2015 totaled $81.5 million.

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

Real Estate Loans.    We offer commercial real estate loans to finance the acquisition of new or the refinancing of existing commercial properties, such as office buildings, industrial buildings, warehouses, hotels, shopping centers, automotive industry facilities and multiple dwellings. At December 31, 2015, real estate loans constituted 84% of our loan portfolio, of which 93% were commercial loans. This includes the real estate loans made by Mother Lode Bank prior to its merger into the Bank in 2015.

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

Our real estate loans are typically collateralized by first or junior deeds of trust on specific commercial properties and equity lines of credit, and are subject to corporate or individual guarantees from financially capable parties, as available. The properties collateralizing real estate loans are principally located in our primary market areas of the California Central Valley and the Eastern Sierra.  Real estate loans typically bear interest rates that float with an established index.

Our real estate portfolio is subject to certain risks, including (i) downturns in the California economy, (ii) significant interest rate fluctuations, (iii) reduction in real estate values in the California Central Valley, (iv) increased competition in pricing and loan structure, and (v) environmental risks, including natural disasters.  As a result of the high concentration of the real estate loan in our loan portfolio, potential difficulties in the real estate markets could cause significant increases in nonperforming loans, which would reduce our profits.  A decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss.  Additionally, a decline in real estate values could adversely affect our portfolio of commercial real estate loans and could result in a decline in the origination of such loans.  However, we strive to reduce the exposure to such risks and seek to continue to maintain high quality in our real estate loans by (a) reviewing each loan request and each loan renewal individually, (b) using a dual signature approval system for the approval of each loan request for loans over a certain dollar amount, (c) adhering to written loan policies, including, among other factors, minimum collateral requirements, maximum loan-to-value ratio requirements, cash flow requirements and personal guarantees, (d) performing secondary appraisals from time to time, (e) conducting external independent credit review, and (f) conducting environmental reviews, where appropriate. We review each loan request on the basis of our ability to recover both principal and interest in view of the inherent risks.   We monitor and stress test our entire portfolio, evaluating debt coverage ratios and loan-to-value ratios, on a quarterly basis.  We monitor trends and evaluate exposure derived from simulated stressed market conditions.  The portfolio is stratified by owner classification (either owner occupied or non-owner occupied), product type, geography and size.

As of December 31, 2015, the aggregate loan-to-value of the entire commercial real estate portfolio was 50.8%. Historical data suggests that the Company continues to maintain strong LTV, which has served as a cushion against precipitous reductions in real estate values. Non-owner occupied real estate comprises 40.8% of the Company’s total commitments, as of December 31, 2015. The loan-to-value on the non-owner occupied segment was 46.6%, as of December 31, 2015. The highest concentration by product type is office buildings, which comprised 27.1% of total CRE loan commitments outstanding, as of December 31, 2015.

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

Our portfolio of commercial loans is also subject to certain risks, including (i) downturns in the California economy, (ii) significant interest rate fluctuations; and (iii) the deterioration of a borrower’s or guarantor’s financial capabilities. We attempt to reduce the exposure to such risks through (a) reviewing each loan request and renewal individually, (b) requiring a dual signature approval system, (c) mandating strict adherence to written loan policies, and (d) performing external independent credit review. In addition, we monitor loans based on short-term asset values on a monthly or quarterly basis. In general, during the term of the relationship, we receive and review the financial statements of our borrowing customers on an ongoing basis, and we promptly respond to any deterioration that we note.

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

As a member of the Federal Home Loan Bank system, we are required to invest in Federal Home Loan Bank stock based on a predetermined formula. Federal Home Loan Bank stock is a restricted investment security that can only be sold to other Federal Home Loan Bank members or redeemed by the Federal Home Loan Bank. As of December 31, 2015, we owned $2,958,000 in FHLB stock.

Advances from the Federal Home Loan Bank are typically secured by our entire real estate loan portfolio, which includes residential and commercial loans.  At December 31, 2015, our borrowing limit with the Federal Home Loan Bank was approximately $198 million.

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

As of June 30, 2015, our primary service areas contained one hundred seventy-four (174) banking offices, with approximately $13.8 billion in total deposits.  As of June 30, 2015, we had total deposits of approximately $684 million, which represented approximately 5.0% of the total deposits in the Bank’s primary service area.  There can be no assurance that the Bank will maintain its competitive position against current and potential competitors, especially those with greater resources than the Bank.  The deposits of the four (4) largest competing banks averaged approximately $122 million per office as of June 30, 2015.

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

Technological innovations have also resulted in increased competition in the financial services industry. Such innovations have, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that were previously considered traditional banking products. In addition, many customers now expect a choice of several delivery systems and channels, including telephone, mail, home computer, mobile devices, ATMs, self-service branches and/or in-store branches.

Business Concentration.    No individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. However, approximately 84% of our loan portfolio held for investment at December 31, 2015 consisted of real estate-related loans, including construction loans, miniperm loans, real estate mortgage loans and commercial loans secured by real estate. Moreover, our business activities are currently focused primarily in Central California, with the majority of our business concentrated in San Joaquin, Stanislaus, Tuolumne, Inyo and Mono Counties.  Consequently, our results of operations and financial condition are dependent upon the general trends in the Central California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in Central California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region.

Employees

As of December 31, 2015, we had 167 employees (135 full-time employees and 32 part-time employees). None of our employees are currently represented by a union or covered by a collective bargaining agreement. We added 9 employees as a result of the merger of Mother Lode Bank into the Bank.

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

From time to time, federal and state legislation is enacted that may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. In response to the economic downturn and financial industry instability, legislative and regulatory initiatives were, and are expected to continue to be, introduced and implemented, which substantially intensify the regulation of the financial services industry.  Moreover, in light of the economic environment over the last three to five years, bank regulatory agencies have responded to concerns and trends identified in examinations.  While their response resulted in the increased issuance and continuation of enforcement actions against financial institutions towards the end of the last decade and into the beginning of this decade, the level of such actions compared to the peak in 2010 has decreased.

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

☐

Requirements that bank holding companies serve as a source of strength for their banking subsidiaries. In addition, the regulatory agencies have “prompt corrective action” authority to limit activities and order an assessment of a bank holding company if the capital of a bank subsidiary falls below capital levels required by the regulators.

☐

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

☐

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

☐

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

☐

The Bank Secrecy Act, the USA Patriot Act, and other anti-money laundering laws. These laws and regulations require financial institutions to assist U.S. Government agencies in detecting and preventing money laundering and other illegal acts by maintaining policies, procedures and controls designed to detect and report money laundering, terrorist financing, and other suspicious activity.

☐	Limitations on the amount of loans to one borrower and its affiliates and to executive officers and directors.

☐	Limitations on transactions with affiliates.

☐	Restrictions on the nature and amount of any investments in, and ability to underwrite certain securities.

☐	Requirements for opening of branches intra- and interstate.

☐	Fair lending and truth in lending laws to ensure equal access to credit and to protect consumers in credit transactions.

☐	Provisions of the Gramm-Leach-Bliley Act of 1999 (“GLB Act”) and other federal and state laws dealing with privacy for nonpublic personal information of customers.

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

Many of the regulations to implement the Dodd-Frank Act have not yet been published for comment or adopted in final form and a number of the regulations that have been adopted in final form will take effect over several years, making it difficult to anticipate the overall financial impact on the Company and the Bank, our customers or the financial industry more generally.  Individually and collectively, these regulations resulting from the Dodd-Frank Act may materially and adversely affect the Company’s and the Bank’s business, financial condition, and results of operations.  Provisions in the legislation that require revisions to the capital requirements of the Company and the Bank could require the Company and the Bank to seek additional sources of capital in the future.

Volcker Rule

The final rules adopted on December 10, 2013, to implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule”, prohibit insured depository institutions and companies affiliated with insured depository institutions (“banking entities”) from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options on these instruments, for their own account. The final rules also impose limits on banking entities’ investments in, and other relationships with, hedge funds or private equity funds. These rules became effective on April 1, 2014.  Certain collateralized debt obligations (“CDOs”), securities backed by trust preferred securities which were initially defined as covered funds subject to the investment prohibitions, have been exempted to address the concern that many community banks holding such CDOs securities may have been required to recognize significant losses on those securities.

Like the Dodd-Frank Act, the final rules provide exemptions for certain activities, including market making, underwriting, hedging, trading in government obligations, insurance company activities, and organizing and offering hedge funds or private equity funds. The final rules also clarify that certain activities are not prohibited, including acting as agent, broker, or custodian.

The compliance requirements under the final rules vary based on the size of the banking entity and the scope of activities conducted. Banking entities with significant trading operations will be required to establish a detailed compliance program and their CEOs will be required to attest that the program is reasonably designed to achieve compliance with the final rule. Independent testing and analysis of an institution’s compliance program will also be required. The final rules reduce the burden on smaller, less-complex institutions by limiting their compliance and reporting requirements. Additionally, a banking entity that does not engage in covered trading activities will not need to establish a compliance program. The Company and the Bank held no investment positions at December 31, 2014 or 2015 that were subject to the final rule.  Therefore, while these new rules may require us to conduct certain internal analysis and reporting, we believe that they will not require any material changes in our operations or business.

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

In July 2014, the U.S. banking agencies approved the U.S. version of Basel III. The federal bank regulatory agencies adopted version of Basel III revises the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to make them consistent with Basel III and to meet the requirements of the Dodd-Frank Act. Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them will apply on a phased in basis to all banking organizations, including the Company and the Bank. Among other things, the rules establish a new minimum common equity Tier 1 ratio (4.5% of risk-weighted assets), a higher minimum Tier 1 risk-based capital requirement (6.0% of risk-weighted assets) and a minimum non-risk-based leverage ratio (4.00% eliminating a 3.00% exception for higher rated banks). The new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios will be phased in from 2016 to 2019 and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The additional “countercyclical capital buffer” is also required for larger and more complex institutions. The new rules assign higher risk weighting to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rules also change the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets and include unrealized gains and losses on available for sale debt and equity securities (with a one-time opt out option for Standardized Banks (banks with less than $250 billion of total consolidated assets and less than $10 billion of foreign exposures)). The rules, including alternative requirements for smaller community financial institutions like the Company, would be phased in through 2019. The implementation of the Basel III framework for the Company and the Bank commenced on January 1, 2015.

The Bank is well capitalized. As of December 31, 2015 and 2014, the Bank’s Total Risk-Based Capital Ratio was 12.2% and 14.5%, and our Tier 1 Risk-Based Capital Ratio was 11.1% and 13.2%, respectively. As of December 31, 2015, the Bank’s Common Equity Tier 1 Risk-Based Capital Ratio was 11.1%.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total average assets, referred to as the leverage ratio. Banks that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets, or “Leverage Capital Ratio”, of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. As of December 31, 2015 and 2014, the Bank’s Leverage Capital Ratios were 9.1% and 10.2%, respectively.

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

Dividends

The payment of cash dividends by the Bank to the Company is subject to restrictions set forth in the California Financial Code (the “Code”).  Prior to any distribution from the Bank to the Company, a calculation is made to ensure compliance with the provisions of the Code and to ensure that the Bank remains within capital guidelines set forth by the DBO and the FRB. In the event that the intended distribution from the Bank to the Company exceeds the restriction in the Code, advance approval from FRB is required. Management anticipates that there will be sufficient earnings at the Bank level to provide dividends to the Company to meet its cash requirements for 2016.

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

Property Location and Address	Square Footage	Lease Expiration Date	Lease Extension Options

Oakdale, 125 N. 3rd Ave.	9,600	n/a*	n/a*
Oakdale, 338 F Street	9,860	n/a*	n/a*
Sonora, 14580 Mono Way	2,500	4/2018	two, 5-year term extensions
Modesto, 12th & I Street	4,500	3/2021	one, 5-year term extensions
Bridgeport, 166 Main Street	2,875	n/a*	n/a*
Mammoth Lakes, 170 Mountain Blvd.	1,856	n/a*	n/a*
Bishop, 351 North Main Street	3,680	8/2019	one, 5-year term extensions
Modesto, 4120 Dale Road	4,500	3/2021	one, 5-year term extensions
Turlock, 2001 Geer Road	2,400	1/2020	one, 5-year term extensions
Patterson, 20 Plaza Circle	2,100	n/a*	n/a*
Escalon, 1910 McHenry Ave.	3,500	4/2021	two, 5-year term extensions
Ripon, 150 North Wilma Ave.	1,800	12/2020	No remaining extensions
Stockton, 2935 West March Lane	8,000	12/2022	two, 5-year term extensions
Modesto, 3508 McHenry Ave.	5,400	n/a*	n/a*
Manteca, 191 W. North St.	2,800	5/2021	one, 5-year term extensions
Tracy, 1034 N. Central Ave.	5,000	7/2024	two, 5-year term extensions
Sonora, 85 Mono Way	4,000	12/2030	two, 5-year term extensions

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “OVLY.” The following table sets forth the high and low closing bid prices (which reflect prices between dealers and do not include retail markup, markdown or commission and may not represent actual transactions) for the two calendar years ended December 31, 2015 and 2014, respectively.  From time to time, during the periods indicated, trading activity in our common stock was infrequent.  The source of the quotes is The NASDAQ Stock Market, LLC.

	Closing Sale Price
For Calendar Quarter Ended	High	Low

March 31, 2014	$12.48	$8.25
June 30, 2014	$10.22	$9.42
September 30, 2014	$10.50	$9.44
December 31, 2014	$10.75	$9.47
March 31, 2015	$11.75	$8.87
June 30, 2015	$10.50	$8.99
September 30, 2015	$10.40	$9.29
December 31, 2015	$11.35	$9.26

On March 18, 2016, the closing price of our common stock was $9.61 per share; and there were approximately 422 shareholders of record of the common stock and 8,088,155 outstanding shares of common stock.

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

Shareholders are entitled to receive dividends only when and if dividends are declared by our Board of Directors. Although we have paid dividends in the past, it is no guarantee that we will pay cash dividends in the future. No dividends were paid for the year ended December 31, 2013. During 2014, two cash dividends were paid, a $0.10 per common share dividend in January and a $0.065 per common share dividend in July. During 2015, two cash dividends were paid, a $0.10 per common share dividend in January and a $0.11 per common share dividend in July.

Equity Compensation Plan Information

The following table provides information as of December 31, 2015 with respect to shares of our common stock that are issued and currently outstanding under the Company’s 1998 Restated Stock Option Plan (the “1998 Restated Stock Option Plan”), and the number of shares that are authorized to be issued under the Company’s 2008 Equity Plan (the “2008 Equity Plan”).

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under 2008 Equity Plan (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders	33,000	$12.13	1,312,820
Equity Compensation Plans Not Approved by Shareholders	0	0	0
Total	33,000	$12.13	1,312,820

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of financial condition as of December 31, 2015 and 2014 and results of operations for each of the years in the two-year period ended December 31, 2015 should be read in conjunction with our consolidated financial statements and related notes thereto, included in this report. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Introduction

Our continued focus on responsible community banking fundamentals and our strong customer relationships have enabled us to increase our market presence through growth in our loan portfolio which is primarily funded by steady core deposit growth.

As of December 31, 2015, we had approximately $897 million in total assets, $541 million in total gross loans, and $815 million in total deposits. These figures include $79 million in total assets, $43 million in total net loans, and $71 million in total deposits of Mother Lode Bank that were brought in upon the merger of Mother Lode Bank into the Bank.

We believe the following were key indicators of our performance during 2015:

●

our total assets increased to $897 million at the end of 2015, an increase of 19.7%, from $750 million at the end of 2014. The acquisition of Mother Lode Bank is attributable for $79 million or 53% of the 2015 growth.

●

our total deposits increased to $815 million at the end of 2015, an increase of 21.7%, from $670 million at the end of 2014. The acquisition of Mother Lode Bank is attributable for $71 million or 49% of the 2015 growth.

●

our total net loans increased to $530 million at the end of 2015, an increase of 18.8%, from $446 million at the end of 2014. The acquisition of Mother Lode Bank is attributable for $43 million or 51% of the 2015 growth.

●

net interest income increased $116,000 or 0.5% in 2015 compared to 2014, mainly as a result of growth of our loan and investment portfolios. The acquisition of Mother Lode Bank is attributable for $57,000 or 49% of the 2015 growth.

●	reversal of provision for loan losses decreased $1.8 million or 93.3% to a reversal of provision of $125,000 compared to $1.9 million in 2014, due to a loan recovery as described below.

●

our ratio of total non-performing loans to total loans increased to 1.22% at December 31, 2015 from 1.03% at December 31, 2014. Non-performing loans acquired from Mother Lode Bank were 0.62% of the acquired total loans. Management considers that the size of the ratio of non-performing assets to total loans is moderate and manageable, and reserves have been taken appropriately.

●

total noninterest income increased to $4.1 million in 2015, an increase of 9.1%, from $3.8 million in 2014, which is mainly attributable to our growing deposit account base. The acquisition of Mother Lode Bank is attributable for $7,000 or 2% of the 2015 growth.

●

total noninterest expense increased from $20.2 million in 2014 to $22.7 million in 2015, primarily due to the merger related expenses of $1.97 million associated with the acquisition of Mother Lode Bank.

These items, as well as other factors, such as the acquisition of Mother Lode Bank, contributed to the decrease in net income for 2015 to $4.91 million from $7.12 million in 2014, which translates into $0.61 per diluted share in 2015 as compared to $0.89 per diluted share in 2014.

Over the past several years, our network of branches and loan production offices have expanded geographically. We currently maintain sixteen full-service offices. We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as our needs and resources permit.

2016 Outlook

As we begin our strategic business plan for 2016, we remained focused on relationship based expansion throughout our market area. We will continue to focus on increasing our loan-to-deposit ratio to expand our net interest margin, while attempting to control expenses and credit losses.

The decline of market interest rates to historic lows over the past years, has had a negative impact on net interest income despite the slight increase recognized during 2015, which was primarily due to growth of earning assets. We expect the low interest rate environment could have a similar impact in 2016 unless interest rates begin to increase significantly. The potential compression of net interest income and net interest margin would be a likely outcome if interest rates remain static or decline, given that our balance sheet is asset sensitive to interest rate changes primarily due to the number of variable rate loans and a high level of interest-earning cash balances. This could in turn result in further decrease on the yield of earning assets compared to the cost of deposits and other funds, which have already reached a floor which cannot reasonably be further reduced.

Recent trends in our economy prompted the FOMC to increase the target federal funds by 0.25% in December 2015 and it’s likely that interest rates may continue to rise during 2016 at a moderate pace. Given our asset sensitive balance sheet, we expect a favorable impact on net interest income from interest rate increases. If we experience an increase in our yield on earnings assets we could then determine to increase the interest rates we pay on our deposit accounts or change our promotional or other interest rates on new deposits in marketing activation programs to attempt to achieve a certain net interest margin. In light of the current economic environment, it may not be possible to manage the interest margin in this manner, as competitive pressures may dictate that we increase deposit rates at a faster rate than the earning assets increase, thereby offsetting any gains to the net interest margin. Any increases in the rates we charge on accounts could have an effect on our efforts to attract new customers and grow loans, particularly with the continuing competition in the commercial and consumer lending industry. The economies and real estate markets in our primary market areas will continue to be significant determinants of the quality of our assets in future periods and, thus, our results of operations, liquidity and financial condition. While published economic data indicates that the downturn is behind us, it is not clear at what speed the economy will recover.

For 2016, management remains focused on the above challenges and opportunities and other factors affecting the business similar to the factors driving 2015 results as discussed in this section.

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

The Company files income tax returns in the U.S. federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2011.

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

In September, 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement Period Adjustments (Topic 805). This ASU eliminates the requirement to restate prior period financial statements for measurement period adjustments to assets acquired and liabilities assumed in a business combination. The new guidance under this update requires the cumulative impact of measurement period adjustments be recognized in the period the adjustment is determined. This update does not change what constitutes a measurement period adjustment, nor does it change the length of the measurement period. The new standard is effective for interim annual periods beginning after December 15, 2015 and should be applied prospectively to measurement period adjustments that occur after the effective date. The adoption of this update did not have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU make improvements to GAAP related to financial instruments that include the following as applicable to us.

●

Equity investments, except for those accounted for under the equity method of accounting or those that result in consolidation of the investee, are required to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

●

Simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment - if impairment exists, this requires measuring the investment at fair value.

●

Eliminates the requirement for public companies to disclose the method(s) and significant assumptions used to estimate the fair value that is currently required to be disclosed for financial instruments measured at amortized cost on the balance sheet.

●	Public companies will be required to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

●

Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements.

●	The reporting entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.

ASU 2016-01 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This ASU will impact our financial statement disclosures, however, we do not expect this ASU to have a material impact on our financial condition or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities, including leases classified as operating leases under previous GAAP, on the balance sheet and requiring additional disclosures of key information about leasing arrangements. ASU 2016-02 is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2018 and requires a modified retrospective approach to adoption. Early application of the amendments is permitted. We are currently evaluating the provisions of this ASU and will be monitoring developments and additional guidance to determine the potential outcome the amendments will have on our financial condition and results of operations.

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

Overview

We recorded net income for the year ended December 31, 2015 of $4,908,000 or $0.61 per diluted share compared to $7,122,000 or $0.89 per diluted share for the year ended December 31, 2014. The decrease in net income for the year ended December 31, 2015 was primarily due to an increase of $2,441,000 in non-interest expense, mainly from the $1,971,000 in merger related expenses and an increase in overhead from the new Tracy and Sonora branches that were opened in December 2014 and December 2015, respectively. Contributing to the net income decrease in 2015 was a decrease of $1,752,000 in reversals of provision for loan losses. Partially offsetting these factors was an increase of $116,000 in net interest income, an increase in non-interest income of $343,000 and a decrease in income tax provision of $1,520,000 due to lower levels of pre-tax earnings.

 Highlights of the financial results are presented in the following table:

	As of and for the years ended December 31,
(Dollars in thousands, except per share data)	2015	2014	2013
For the period:
Net income available to common shareholders	$4,908	$7,122	$5,819
Net income per common share:
Basic	$0.61	$0.90	$0.75
Diluted	$0.61	$0.89	$0.74
Return on average common equity	6.41%	10.07%	9.07%
Return on average assets	0.63%	1.03%	0.90%
Common stock dividend payout ratio of earnings during the period	34.54%	18.54%	13.51%
Efficiency ratio	68.07%	67.03%	65.65%
At period end:
Book value per common share	$9.69	$9.29	$8.14
Total assets	$897,038	$749,665	$671,853
Total gross loans	$541,032	$454,471	$419,438
Total deposits	$814,691	$669,581	$602,633
Net loan-to-deposit ratio	65.10%	66.68%	68.23%

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

For a detailed analysis of interest income and interest expense, see the “Average Balance Sheets” and the “Rate/Volume Analysis” below.

	Distribution, Yield and Rate Analysis of Net Income
	For the Years Ended December 31,
(Dollars in Thousands)	2015			2014
	Average Balance	Interest Income/ Expense	Avg Rate/ Yield	Average Balance	Interest Income/ Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$466,509	$22,055	4.73%	$430,448	$22,018	5.12%
Securities of U.S. government agencies	8,287	141	1.70%	11,139	212	1.90%
Other investment securities (2)	117,756	4,402	3.74%	110,261	4,248	3.85%
Federal funds sold	13,842	34	0.25%	16,426	38	0.23%
Interest-earning deposits	111,790	304	0.27%	65,377	179	0.27%
Total interest-earning assets	718,184	26,936	3.75%	633,651	26,695	4.21%
Total noninterest earning assets	57,356			59,367
Total Assets	$775,540			$693,018
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Business Interest DDA	20,587	8	0.04%	16,338	7	0.04%
Money market deposits	266,856	283	0.11%	238,736	277	0.12%
NOW deposits	112,472	77	0.07%	97,080	69	0.07%
Savings deposits	48,130	55	0.11%	39,820	43	0.11%
Time certificates over $250,000	14,564	26	0.18%	10,141	32	0.32%
Other time deposits	32,936	166	0.50%	40,831	219	0.54%
Other borrowings	12	0	0.00%	2	0	0.08%
Total interest-bearing liabilities	495,557	615	0.12%	442,948	647	0.15%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	199,446			175,329
Other liabilities	3,999			4,047
Total noninterest-bearing liabilities	203,445			179,376
Shareholders' equity	76,538			70,694
Total liabilities and shareholders' equity	$775,540			$693,018
Net interest income		$26,321			$26,048
Net interest spread (3)			3.63%			4.06%
Net interest margin (4)			3.66%			4.11%

(1)	Loan fees have been included in the calculation of interest income.
(2)	Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents (FTE), based on a federal marginal tax rate of 34.0%.
(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(4)	Represents net interest income as a percentage of average interest-earning assets.

Net interest income, on a fully tax equivalent basis (FTE), increased $273,000 or 1.1% to $26,321,000 for the year ended December 31, 2015, compared to $26,048,000 in 2014. Net interest spread and net interest margin were 3.63% and 3.66%, respectively, for the year ended December 31, 2015, compared to 4.06% and 4.11%, respectively, for the year ended December 31, 2014. Overall, the Company has experienced net interest margin compression since the economic downturn in 2008 for several reasons: 1) deposit interest rates have essentially reached a threshold from which they cannot reasonably be further reduced, 2) competition in the lending market has driven new loan rates down, 3) loan and investment portfolio yields continue to decrease due to contractual repricing and 4) deposit growth has out-paced loan growth and the elevated interest-bearing cash balances, which yield approximately 0.25%, have compressed our net interest margin.

The cost of funds on interest-bearing liabilities decreased 3 basis points in 2015 compared to 2014, due to moderate rate reductions across all deposit products and a shift from high cost CDs into demand deposit and savings accounts. In addition, average non-interest-bearing demand deposit balances increased by $24,117,000 in 2015 compared to 2014, further reducing our cost of funds.

Our earning asset yield decreased 46 basis points in 2015 compared to 2014. The yield on loans recognized a reduction of 39 basis points for 2015 compared to 2014, which was minimized due to the significant portion of our loans that are at their contractual rate floors. In addition, the large majority of our variable loans are tied to the U.S. Treasury Constant Maturity Indices with repricing intervals between one and five years. This decrease in loan yield was primarily a result of competitive pressure on the pricing of new loan fundings. The drop in loan yield was offset by deploying a portion of the low yielding cash equivalent balances into loan and investment balances which recognized increased average balances of $36,061,000 and $4,643,000, respectively, in 2015 as compared to 2014.

Changes in volume resulted in an increase in net interest income (FTE) of $2,174,000 for the year of 2015 compared to the year 2014, and changes in interest rates and the mix resulted in a decrease in net interest income (FTE) of $1,901,000 for the year 2015 versus the year 2014. Management closely monitors both total net interest income and the net interest margin.

Market rates are in part based on the Federal Reserve Open Market Committee ("FOMC") target Federal funds interest rate (the interest rate banks charge each other for short-term borrowings).  The change in the Federal funds sold and purchased rates is the result of target rate changes implemented by the FOMC.  In 2008, there were seven downward adjustments to the target rate totaling 325 basis points, bringing the target interest rate to a historic low with a range of 0% to 0.25% where it remained until December 2015 when the FOMC increased by 0.25% to a range of 0.25% to 0.50%.

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

	Rate/Volume Analysis of Net Interest Income

	For the Year Ended December 31,			For the Year Ended December 31,
(Dollars in Thousands)	2015 vs. 2014			2014 vs. 2013
	Increases (Decreases)			Increases (Decreases)
	Due to Change In			Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Net loans (1)	$1,845	$(1,808)	$37	$1,807	$(1,202)	$605
Securities of U.S. government agencies	(54)	(17)	(71)	(24)	35	11
Other Investment securities	289	(135)	154	324	63	387
Federal funds sold	(6)	2	(4)	13	0	13
Interest-earning deposits	127	(2)	125	(38)	6	(32)
Total interest income	2,201	(1,960)	241	2,082	(1,098)	984
Interest expense:
Business Interest DDA	$2	$(1)	$1	$4	$(10)	$(6)
Money market deposits	33	(27)	6	0	(47)	(47)
NOW deposits	11	(3)	8	14	(28)	(14)
Savings deposits	9	3	12	7	(15)	(8)
Time certificates over $250,000	14	(20)	(6)	2	(15)	(13)
Other time deposits	(42)	(11)	(53)	(34)	(59)	(93)
Other borrowings	0	0	0	0	0	0
Total interest expense	27	(59)	(32)	(7)	(174)	(181)
Change in net interest income	$2,174	$(1,901)	$273	$2,089	$(924)	$1,165

(1)	Loan fees have been included in the calculation of interest income.

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

Due to a sale of the collateral property and subsequent pay off of an impaired loan and noted trends of improved credit quality, the Company recorded a reversal loan loss provisions of $125,000 for the year ended December 31, 2015 as compared to reversal of loan loss provisions of $1,877,000 resulting from a loan settlement of $2,923,000 for the year ended December 31, 2014. Nonperforming loans were $5,816,000 at December 31, 2015 and $4,700,000 at December 31, 2014, or 1.07% and 1.03%, respectively, of total loans. Nonperforming loans are primarily in nonperforming real estate construction and development loans. The allowance for loan losses was $7,356,000 and $7,534,000 at December 31, 2015 and 2014, or 1.36% and 1.66%, respectively, of total loans. The decrease in the allowance for loan loasses as a percentage of total loans is due to the $42,831,000 in loans acquired from Mother Lode Bank that are marked to fair value according to purchase accounting rules, and therefore do not require an allowance for loan loss at the time of acquisition. Net charge-offs totaled $53,000 in 2015, compared to net recoveries of $1,752,000 in 2014. The increase of the net charge-offs in 2015 compared to 2014 was due to the $2,923,000 loan settlement which resulted in the recovery of $1,877,000 in 2014.

The Company will continue to monitor the adequacy of the allowance for loan losses and make additions to the allowance in accordance with the analysis referred to above. Because of uncertainties inherent in estimating the appropriate level of the allowance for loan losses, actual results may differ from management’s estimate of credit losses and the related allowance.

Noninterest Income

Noninterest income was $4,107,000 for the year ended December 31, 2015, compared to $3,764,000 for the year 2014. In 2015, other income increased by $465,000, which was attributable to the elimination of our checking rewards program in December 2014, increases in FHLB stock dividends and debit card interchange fee income of $195,000, $137,000 and $96,000, respectively, compared to 2014. Mortgage commissions have decreased by $9,000 or 5.7% for the year 2015, as compared to 2014, as a result of the slow demand for home purchases and refinancing. Service charge income decreased to $1,240,000 for the year 2015 compared to $1,346,000 for the year 2014, as a result of the decrease in overdraft activity and corresponding overdraft fees, despite an increase in the aggregate number of transaction deposit accounts. Earnings on cash surrender value of life insurance and gains on called securities were relatively flat compared to the prior year, as there were no changes to life insurance policies and we recognized comparable one-time gains from called securities. The Mother Lode Bank had a minimal impact of $7,000 on the non-interest income recognized in 2015, as the Company owned the acquired loans and deposits for the final eight days of 2015. The Company continues to evaluate its deposit product offerings with the intention of continuing to expand its offerings to the consumer and business depositors.

Noninterest Income (Dollars in thousands)
	For the Years Ended December 31,
	2015		2014
	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$1,240	30.2%	$1,346	35.8%
Earnings on cash surrender value of life insurance	429	10.5%	433	11.5%
Mortgage commissions	148	3.6%	157	4.2%
Gains on called securities	206	5.0%	209	5.5%
Other income	2,084	50.7%	1,619	43.0%
Total	$4,107	100.0%	$3,764	100.0%

Average assets	$775,540		$693,018
Noninterest income as a % of average assets		0.5%		0.5%

Noninterest Expense

The following table sets forth a summary of noninterest expenses for the periods indicated:

Noninterest Expense (Dollars in thousands)
	For the Years Ended December 31,
	2015		2014
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$11,717	51.7%	$11,120	55.0%
Occupancy expenses	3,009	13.3%	2,902	14.3%
Data processing fees	1,466	6.5%	1,336	6.6%
Regulatory assessments (FDIC & DBO)	506	2.2%	459	2.3%
Other operating expenses	5,977	26.3%	4,417	21.8%
Total	$22,675	100.0%	$20,234	100.0%

Average assets	$775,540		$693,018
Noninterest expenses as a % of average assets		2.9%		2.9%

Noninterest expense was $22,675,000 for the year ended December 31, 2015, an increase of $2,441,000 or 12.1% compared to $20,234,000 for the year ended 2014. The acquisition of Mother Lode Bank resulted in merger related expenses of $1,971,000 recorded in 2015.

Data processing costs increased in 2015 over 2014 by $130,000, reflecting the additional costs related to the increased number of deposit accounts and the expansion of our products and services. We expect higher data processing costs in 2016 as a result of the servicing costs on the acquired deposits and loans from Mother Lode Bank, but we anticipate cost efficiencies to be gained upon the completion of the data systems conversion scheduled for the second quarter of 2016.

Other operating expenses increased in 2015 by $1,560,000 compared to 2014, primarily due to the $1,971,000 in one-time merger related expenses associated with the Mother Lode Bank acquisition. We expect our core operating expenses to increase in 2016 as we continue to integrate the operations of Mother Lode Bank into those of the Bank.

FDIC and DBO (California Department of Business Oversight) regulatory assessments increased by $47,000 to $506,000 in 2015 compared to $459,000 in 2014. The initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC. Our risk profile and corresponding assessment rate has remained stable, however the increase in 2015 is the result of the higher deposit balances in 2015, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis. We expect further increases in 2016 due to the cost to insure the acquired deposits from Mother Lode Bank.

Salaries and employee benefits increased by $597,000 in 2015 to $11,717,000 compared to the prior year. To support loan and deposit growth and continue our emphasis on superior customer service, we increased our full-time equivalent staff by 10 as of December 31, 2015 compared to last year, which resulted in increased salary expense and group medical insurance benefits. Much of this increase was due to the impact of the Tracy branch opened in December 2014, as well as the added cost of the second Sonora branch opened in December 2015. The staffing increase was a result of the nine employees that were hired from Mother Lode Bank, which we expect will result in higher expenses in 2016.

Occupancy expense realized an increase of $107,000 in 2015 compared to the prior year, primarily from rent and other overhead expenses from the new Tracy and Sonora branches. The Mother Lode acquisition will have minimal impact on occupancy expense in 2016, as both acquired branches were closed in January 2016.

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

Provision for Income Taxes

We reported a provision for income taxes of $2,054,000 and $3,574,000 for the years 2015 and 2014, respectively. The effective income tax rate on income from continuing operations was 29.5% for the year ended December 31, 2015 compared to 33.4% for the year 2014. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans). The disparity between the effective tax rates in 2015 as compared to 2014 is primarily due to tax credits from California Enterprise Zones and low income housing projects as well as tax free-income on loans within these enterprise zones and municipal securities and loans that comprise a larger proportion of pre-tax income in 2015 as compared to 2014. We have not been subject to an alternative minimum tax ("AMT") during these periods.

Financial Condition

The Company’s total assets were $897,038,000 at December 31, 2015 compared to $749,665,000 at December 31, 2014, an increase of $147,373,000 or 19.7%. Net loans increased $83,902,000, investments increased $10,269,000, bank premises and equipment increased $211,000 and interest receivable and other assets increased $5,494,000, while cash and cash equivalents increased $46,315,000 for the year ended December 31, 2015 as compared to December 31, 2014. Included in these balance sheet growth totals was the acquisition of Mother Lode Bank which added $78,717,000 in assets, $42,831,000 in net loans, $23,500,000 in cash and $4,051,000 in interest receivable and other assets.

Loans gross of the allowance for loan losses and deferred fees were $541,032,000 at December 31, 2015, compared to $454,471,000 at December 31, 2014, an increase of $86,561,000 or 19.1%. The increase was primarily due to an increase of $64,649,000 or 18.0% in commercial real estate loans, an increase of $9,725,000 or 18.0% in commercial and industrial loans, an increase of $7,093,000 or 27.0% in consumer loans and consumer residential loans and an increase of $5,094,000 or 32.3% in agriculture loans. Included in these growth totals is $45,962,000 in gross loans acquired from Mother Lode Bank. The composition of the loan portfolio categories remained relatively unchanged as a percentage of total loans, with commercial real estate comprising 78% and 79% of the loan portfolio at December 31, 2015 and 2014, respectively.

Deposits increased $145,110,000 or 21.7% to $814,691,000 at December 31, 2015 compared to $669,581,000 at December 31, 2014. Time deposits increased by $2,178,000, while Demand, NOW, Money Market and Savings increased by $53,410,000, $22,300,000, $35,007,000 and $32,215,000, respectively, as of December 31, 2015 as compared to December 31, 2014. Included in these growth totals is $71,125,000 in total deposits acquired from Mother Lode Bank.

There were no short-term borrowing or long-term debt outstanding balances at December 31, 2015 and 2014. The Company uses short-term borrowings, primarily short-term FHLB advances, to fund short-term liquidity needs and manage net interest margin. Equity increased $3,222,000 or 4.3% to $78,263,000 at December 31, 2015, compared to $75,041,000 at December 31, 2014. The Company did not issue any stock to Mother Lode Bank shareholders as it was paid 100% in cash, and therefore there was no impact to equity other than the merger related expenses and exclusions of goodwill and intangibles, which are excluded from tangible equity.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of December 31, 2015, and 2014, we had $15,825,000 and $12,210,000, respectively, in federal funds sold.

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

Our investment securities holdings increased by $10,269,000, or 8.5%, to $131,546,000 at December 31, 2015, compared to holdings of $121,277,000 at December 31, 2014. Total investment securities as a percentage of total assets decreased to 14.7% as of December 31, 2015 compared to 16.2% at December 31, 2014. As of December 31, 2015, $65,902,000 of the investment securities were pledged to secure public deposits.

As of December 31, 2015, the total unrealized loss on securities that were in a loss position for less than 12 continuous months was $352,000 with an aggregate fair value of $33,307,000. The total unrealized loss on securities that were in a loss position for greater than 12 continuous months was $433,000 with an aggregate fair value of $15,349,000.

The following table summarizes the book value and fair value and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

	December 31, 2015		December 31, 2014		December 31, 2013

Dollars in Thousands	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
Available-for-Sale:
U.S. agencies	$31,815	$32,868	$40,316	$41,930	$52,540	$53,116
Collateralized mortgage obligations	2,729	2,719	6,927	7,072	9,580	9,781
Municipal securities	66,535	68,586	49,396	50,897	42,304	40,269
SBA Pools	811	806	895	892	1,088	1,081
Corporate debt	13,497	13,420	6,726	6,804	4,697	4,825
Asset backed Securities	10,321	10,138	10,766	10,710	5,858	5,856
Mutual fund	3,172	3,009	3,077	2,972	2,975	2,818
Total investment securities	$128,880	$131,546	$118,103	$121,277	$119,042	$117,746

At December 31, 2015, there was one U.S. agency, one collateralized mortgage obligation, 6 municipalities, two SBA pools, three asset backed security, and one mutual fund that comprised the total securities in an unrealized loss position for greater than 12 months and 4 U.S. agencies, 9 municipalities, seven corporate debts, and three asset backed securities that make up the total securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and volatility of the security’s fair value. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes and the Company does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security. As of December 31, 2015, we did not have any investment securities that constituted 10% or more of the stockholders’ equity of any third party issuer.

The following table summarizes the maturity and repricing schedule of our investment securities at their amortized cost and their weighted average yields at December 31, 2015:

Investment Maturities and Repricing Schedule

(Dollars in Thousands)			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale:
U.S. agencies	$4,999	1.02%	$8,140	4.24%	$1,648	3.56%	$17,028	2.75%	$31,815	2.90%
Collateralized mortgage obligations	0	0.00%	0	0.00%	0	0.00%	2,729	2.06%	2,729	2.06%
Municipalities	2,524	5.30%	27,841	2.57%	32,037	2.97%	4,133	3.93%	66,535	2.95%
SBA Pools	0	0.00%	0	0.00%	0	0.00%	811	0.58%	811	0.58%
Corporate debt	2,000	2.24%	4,172	2.36%	4,825	2.58%	2,500	4.00%	13,497	2.72%
Asset Backed Securities	0	0.00%	0	0.00%	9,869	2.33%	452	1.42%	10,321	2.29%
Mutual Fund	0	0.00%	0	0.00%	0	0.00%	3,172	0.00%	3,172	0.00%
Total Investment Securities	$9,523	1.94%	$40,153	2.89%	$48,379	2.08%	$30,825	2.58%	$128,880	2.44%

Yields in the above table have not been adjusted to a fully tax equivalent basis. Securities are reported at the earliest possible call, repricing or maturity date.

Loans

The following table sets forth the amount of total loans outstanding (excluding unearned income) and the percentage distributions in each category, as of the dates indicated.

(Dollars in Thousands)	YEARS ENDED DECEMBER 31,
	2015	2014	2013	2012	2011
Commercial real estate	$423,047	$358,398	$332,874	$316,075	$330,045
Commercial and industrial	63,776	54,051	48,787	36,529	32,018
Consumer	774	805	883	1,096	1,213
Consumer residential	32,588	25,464	25,623	25,659	23,871
Agriculture	20,847	15,753	11,272	11,628	9,056
Unearned income	(3,282)	(446)	(624)	(600)	(634)
Total Loans, net of unearned income	$537,750	$454,025	$418,815	$390,387	$395,569

Participation loans sold and serviced by the Bank	$19,848	$16,243	$11,733	$8,045	$7,929

Commercial real estate	78.7%	78.9%	79.5%	80.9%	83.5%
Commercial and industrial	11.9%	11.9%	11.6%	9.4%	8.1%
Consumer	0.1%	0.2%	0.2%	0.3%	0.3%
Consumer residential	6.1%	5.6%	6.1%	6.6%	6.0%
Agriculture	3.9%	3.5%	2.7%	3.0%	2.3%
Unearned income	-0.6%	-0.1%	-0.1%	-0.2%	-0.2%
Total Loans, net of unearned income	100.0%	100.0%	100.0%	100.0%	100.0%

Commercial real estate loans increased $64,649,000 in 2015 as compared to 2014, as a result of the increased demand by qualified borrowers in our serving area. The acquisition of Mother Lode Bank was attributable for $22,089,000 of the commercial real estate loan growth. Of the commercial real estate loans at December 31, 2015, 44.3% are non-owner occupied and 55.7% are owner occupied. Our commercial real estate loan portfolio is weighted towards term loans for which the primary source of repayment is cash flow from net operating income of the real estate property.

Commercial and industrial loans increased $9,725,000 in 2015 as compared to 2014, as a result of the $13,667,000 in commercial and industrial loans acquired from Mother Lode Bank. We have historically targeted well-established local businesses with strong guarantors that have proven to be resilient in periods of economic stress.

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

The following table summarizes our commercial real estate loan portfolio by the geographic location in which the property is located as of December 31, 2015 and 2014:

Commercial Real Estate Loans Outstanding by Geographic Location

(Dollars in Thousands)	December 31, 2015		December 31, 2014

Commercial real estate loans by geographic location (County)	Amount	% of Commercial Real Estate Loans	Amount	% of Commercial Real Estate Loans
Stanislaus	$141,694	33.5%	$142,293	39.7%
San Joaquin	91,323	21.6%	67,486	18.8%
Tuolumne	36,733	8.7%	24,854	6.9%
Fresno	19,836	4.7%	15,566	4.3%
Merced	13,903	3.3%	11,384	3.2%
Alameda	13,030	3.1%	19,216	5.4%
Madera	10,233	2.4%	7,452	2.1%
Sacramento	9,397	2.2%	4,348	1.2%
San Luis Obispo	8,911	2.1%	9,098	2.5%
Mono	8,060	1.9%	8,543	2.4%
Calaveras	7,474	1.8%	3,863	1.1%
Sonoma	6,898	1.6%	5,988	1.7%
Inyo	6,511	1.5%	3,295	0.9%
Contra Costa	5,756	1.4%	5,915	1.7%
Marin	5,681	1.3%	6,749	1.9%
Santa Clara	4,328	1.0%	3,393	0.9%
Butte	4,319	1.0%	3,796	1.1%
Solano	4,168	1.0%	4,318	1.2%
Other	24,792	5.9%	10,841	3.0%
Total	$423,047	100.0%	$358,398	100.0%

Construction and land loans are classified as commercial real estate loans and increased $9.8 million in 2015 as compared to 2014.  The table below shows an analysis of construction loans by type and location. Non-owner-occupied land loans of $10.2 million at December 31, 2015 included loans for lands specified for commercial development of $8.8 million and for residential development of $1.4 million, the majority of which are located in Stanislaus County.

Construction and Land Loans Outstanding by Type and Geographic Location

(Dollars in Thousands)	December 31, 2015		December 31, 2014
Construction and land loans by type	Amount	% of Construction and Land Loans	Amount	% of Construction and Land Loans
Single family non-owner-occupied	$1,985	6.7%	$0	0.0%
Single family owner-occupied	1,056	3.6%	354	1.8%
Commercial non-owner-occupied	11,043	37.3%	1,045	5.3%
Commercial owner-occupied	5,279	17.8%	7,782	39.3%
Land non-owner-occupied	10,239	34.6%	10,620	53.6%
Total	$29,602	100.0%	$19,801	100.0%

Construction and land loans by geographic location (County)	Amount	% of Construction and Land Loans	Amount	% of Construction and Land Loans
Stanislaus	$10,731	36.3%	$11,490	58.0%
Fresno	4,974	16.8%	0	0.0%
San Joaquin	2,593	8.8%	815	4.1%
Mono	2,350	7.9%	2,700	13.6%
Los Angeles	2,150	7.3%	0	0.0%
Tuolumne	2,031	6.9%	0	0.0%
San Bernardino	1,822	6.1%	0	0.0%
Nevada	1,051	3.5%	0	0.0%
Calaveras	655	2.2%	0	0.0%
Contra Costa	370	1.3%	370	1.9%
Amador	309	1.0%	0	0.0%
Inyo	113	0.4%	164	0.9%
Merced	0	0.0%	4,254	21.5%
Other	453	1.5%	8	0.0%
Total	$29,602	100.0%	$19,801	100.0%

Loan Maturities

The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio, as of December 31, 2015. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The large majority of the variable rate loans are tied to independent indices (such as the Wall Street Journal prime rate or a Treasury Constant Maturity Rate). Substantially all loans with an original term of more than five years have provisions for the fixed rates to reset, or convert to a variable rate, after one, three or five years.

	Loan Maturities and Repricing Schedule At December 31, 2015

(Dollars in thousands)	Within One Year	After One But Within Five Years	After Five Years	Total

Commercial real estate	$81,785	$219,008	$122,254	$423,047
Commercial & industrial	39,847	17,907	6,022	63,776
Consumer	309	412	53	774
Consumer residential	1,479	9,863	21,246	32,588
Agriculture	18,366	1,929	552	20,847
Unearned income	(860)	(1,511)	(911)	(3,282)
Total loans, net of unearned income	$140,926	$247,608	$149,216	$537,750

Loans with variable (floating) interest rates	$129,724	$202,923	$80,769	$413,416
Loans with predetermined (fixed) interest rates	$11,202	$44,685	$68,446	$124,334

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

The Company had nonperforming loans of $5.82 million at December 31, 2015, as compared to $4.70 million at December 31, 2014, $2.34 million at December 31, 2013, $6.92 million at December 31, 2012 and $7.23 million at December 31, 2011. The ratio of nonperforming loans over total loans was 1.07%, 1.03%, 0.56%, 1.77% and 1.83% at December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

In addition, the Company held five OREO properties with outstanding balances of approximately $2.1 million as of December 31, 2015, one of which consisted of residential land acquired through foreclosure that was written down to a zero balance because the public utilities have not been obtainable rendering these land lots unmarketable at this time. One of these properties was acquired from Mother Lode Bank with a balance of $275,000. The Company held three of these same properties with balances of approximately $884,000 and $916,000 as of December 31, 2014 and 2013, respectively. The Company held only the one zero-balance property as of December 31, 2012 as compared to two properties with a market value of $0.2 million as of December 31, 2011.

Management believes that the reserve provided for nonperforming loans, together with the tangible collateral, were adequate as of December 31, 2015. See “Allowance for Loan Losses” below for further discussion. Except as disclosed above, as of December 31, 2015, management was not aware of any material credit problems of borrowers that would cause it to have serious doubts about the ability of a borrower to comply with the present loan payment terms. However, no assurance can be given that credit problems may exist that may not have been brought to the attention of management, or that credit problems may arise.

The following table provides information with respect to the components of our nonperforming assets as of the dates indicated. (The figures in the table are net of the portion guaranteed by the U.S. Government):

(Dollars in Thousands)	At December 31,
	2015	2014	2013	2012	2011
Nonaccrual loans(1)
Commercial real estate	$2,790	$4,363	$2,322	$5,891	$7,129
Commercial and industrial	322	337	18	21	104
Consumer	0	0	0	0	0
Consumer residential	0	0	0	1,011	0
Agriculture	2,704	0	0	0	0
Total	$5,816	$4,700	$2,340	$6,923	$7,233

Loans 90 days or more past due and still accruing (as to principal or interest):
Commercial real estate	$0	$0	$0	$0	$0
Commercial and industrial	0	0	0	0	0
Consumer	0	0	0	0	0
Consumer residential	0	0	0	0	0
Agriculture	0	0	0	0	0
Total	0	0	0	0	0

Total nonperforming loans	5,816	4,700	2,340	6,923	7,233

Other real estate owned	2,066	884	916	0	244
Total nonperforming assets	$7,882	$5,584	$3,256	$6,923	$7,477

Accruing restructured loans (2)
Commercial real estate	$0	$0	$0	$0	$0
Commercial and industrial	0	0	0	0	0
Consumer	0	0	0	0	0
Consumer residential	0	0	0	0	0
Agriculture	0	0	0	0	0
Total	0	0	0	0	0

Total impaired loans	$5,816	$4,700	$2,340	$6,923	$7,233

Nonperforming loans as a percentage of total loans	1.07%	1.03%	0.56%	1.77%	1.83%
Nonperforming assets as a percentage of total loans and other real estate owned	1.45%	1.23%	0.77%	1.77%	1.89%
Allowance for loan losses as a percentage of nonperforming loans	126.48%	160.30%	327.37%	115.19%	119.03%

(1) During the fiscal year ended December 31, 2015 and 2014, no interest income related to these loans was included in net income while on nonaccrual status. Additional interest income of approximately $376,000 and $321,000 would have been recorded during the year ended December 31, 2015 and 2014, respectively, if these loans had been paid in accordance with their original terms.

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

Historically, over the past five years, due to the economic downturn’s effect on the financial stability of certain borrowers, we set aside more reserves for probable loan losses. However, in 2015, amid signs of credit quality improvement, the allowance for loan losses decreased by 2.4%, or $178,000, to $7.36 million at December 31, 2015 as compared with $7.53 million at December 31, 2014. Such allowances were $7.66 million, $7.98 million and $8.61 million at December 31, 2013, 2012 and 2011, respectively. In 2015, the allowance for loan losses as a percentage of total loans decreased corresponding to our improved credit quality, as reflected in the ratios of 1.36%, 1.66%, 1.83%, 2.04% and 2.17%, at the end of 2015, 2014, 2013, 2012 and 2011, respectively. The decrease to 1.36% at the end of 2015 is due in part to the acquisition of $42,831,000 in loans from Mother Lode Bank which are recorded at fair value and therefore do not require a loan loss reserve. Based on the current conditions of the loan portfolio, management believes that the $7.36 million allowance for loan losses at December 31, 2015 is adequate to absorb losses inherent in our loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

Diversification, low loan-to-values, strong credit quality and enhanced credit monitoring contribute to a reduction in the portfolio’s overall risk, and help to offset the economic risk. The impact of the stagnant economic environment will continue to be monitored, and adjustments to the provision for loan loss will be made accordingly. During 2015, the Company recognized net loan charge-offs of $53,000 as compared to net loan recoveries of $1,752,000 in 2014, primarily from one loan for which we received a net settlement of $2,923,000, resulting in a recovery of $1,877,000. In prior years, the weak business climate adversely impacted the financial conditions of some of our clients and resulted in net loan charge-offs of $616,000, $1,784,000 and $1,146,000 in 2013, 2012 and 2011, respectively.

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

Although management believes the allowance at December 31, 2015 was adequate to absorb losses from any known and inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect our service areas or other variables will not result in increased losses in the loan portfolio in the future.

As of December 31, 2015, our allowance for loan losses consisted of amounts allocated to three phases of our methodology for assessing loan loss allowances, as follows (see details of methodology for assessing allowance for loan losses in the section entitled “Critical Accounting Policies”):

(Dollars in Thousands)	Years Ended December 31,
Phase of Methodology	2015	2014	2013
Specific review of individual loans	$722	$993	$392
Review of portfolio based on loss trends and current economic climate	4,423	4,388	5,362
Review of portfolio based on inherent risk and other subjective factors	2,211	2,153	1,905
	$7,356	$7,534	$7,659

The Components of the Allowance for Loan Losses

As stated previously in "Critical Accounting Policies," the overall allowance consists of a specific allowance for individually identified impaired loans, an allowance factor for categories of credits with similar characteristics and trends, and an allowance for changing environmental factors.

The first component, the specific allowance, results from the analysis of identified problem credits and the evaluation of sources of repayment including collateral, as applicable. Through Management's ongoing loan grading process, individual loans are identified that have conditions that indicate the borrower may be unable to pay all amounts due under the contractual terms. These loans are evaluated individually by Management and specified allowances for loan losses are established when the discounted cash flows of future payments or collateral value of collateral-dependent loans are lower than the recorded investment in the loan. Generally with problem credits that are collateral-dependent, we obtain appraisals of the collateral at least annually. We may obtain appraisals more frequently if we believe the collateral value is subject to market volatility, if a specific event has occurred to the collateral (e.g. tentative map has been filed), or if we believe foreclosure is imminent.  Impaired loan balances increased from $4.7 million at December 31, 2014 to $6.1 million at December 31, 2015.  The specific allowance totaled $722,000 and $993,000 at December 31, 2015 and 2014, respectively, as we charge off substantially all of our estimated losses related to specifically identified impaired loans as the losses are identified.

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

The total amount allocated for the second component is determined by applying loss estimation factors based on loss history to outstanding loans. At December 31, 2015 and 2014, the allowance allocated by categories of credits totaled $4.4 million.

The third component of the allowance for loan losses is an economic and qualitative component that is intended to absorb losses caused by portfolio trends, concentration of credit, growth, and economic trends, as stated previously in "Critical Accounting Policies". At December 31, 2015 and 2014, the general valuation allowance, including the economic component, totaled $2.2 million. Starting in late 2008, we witnessed financial difficulties experienced by borrowers in our market, where real estate sale prices declined and holding periods increased.  In the past several years, while published economic data indicates that the downturn is behind us, it is not clear at what speed the economy will recover. In response to this, we have been proactive in evaluating reserve percentages for economic and other qualitative loss factors used to determine the adequacy of the allowance for loan losses. The increase to the third component of the allowance for loan losses reflected such evaluation.

The table below summarizes, for the periods indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for loan losses:

Allowance for Loan Losses

(Dollars in thousands)	2015	2014	2013	2012	2011
Balances:
Average total loans outstanding during period	$466,509	$430,448	$396,953	$390,856	$394,130
Total loans outstanding at end of period	$541,032	$454,471	$419,438	$390,986	$396,202
Allowance for loan losses:
Balances at beginning of period	$7,534	$7,659	$7,975	$8,609	$8,255

Actual charge-offs:
Commercial real estate	0	103	436	1,663	1,108
Commercial and Industrial	32	0	0	0	44
Consumer	30	40	22	26	7
Consumer Residential	0	0	178	150	38
Agriculture	0	0	0	0	0
Total charge-offs	62	143	636	1,839	1,197

Recoveries on loans previously charged off:
Commercial real estate	5	1,882	8	35	30
Commercial and Industrial	0	0	0	1	14
Consumer	4	2	3	4	6
Consumer Residential	0	11	9	15	1
Agriculture	0	0	0	0	0
Total recoveries	9	1,895	20	55	51

Net loan charge-offs (recoveries)	53	(1,752)	616	1,784	1,146

(Reversal of) provision for loan losses	(125)	(1,877)	300	1,150	1,500

Balance at end of period	$7,356	$7,534	$7,659	$7,975	$8,609

Ratios:
Net loan charge-offs (recoveries) to average total loans	0.01%	-0.41%	0.16%	0.46%	0.29%
Allowance for loan losses to total loans at end of period	1.36%	1.66%	1.83%	2.04%	2.17%
Net loan charge-offs (recoveries) to allowance for loan losses at end of period	0.72%	-23.25%	8.04%	22.37%	13.31%
Net loan charge-offs to provision for loan losses	N/A	N/A	205.33%	155.13%	76.40%

The table below summarizes the allowance for loan loss balance by type of loan balance at the end of each period (See “Loan Portfolio” above for a description of each type of loan balance):

Allocation of the Allowance for Loan Losses

	Amount Outstanding as of December 31,
(Dollars in thousands)	2015	2014	2013	2012	2011
Applicable to:
Commercial real estate	$5,920	$5,963	$6,248	$6,571	$6,969
Commercial and Industrial	627	720	663	474	606
Consumer	38	42	47	50	65
Consumer Residential	426	388	440	384	348
Agriculture	309	286	217	286	363
Unallocated	36	135	44	210	258
Total Allowance	$7,356	$7,534	$7,659	$7,975	$8,609

Other Earning Assets

For various business purposes, we make investments in earning assets other than the interest-earning securities and loans discussed above. Before 2007, the only other earning assets held by us were insignificant amounts of Federal Home Loan Bank stock, Federal Reserve Bank stock and the cash surrender value on the Company Owned Life Insurances (“BOLI”).

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

The balances of other earning assets as of December 31, 2015 and December 31, 2014 were as follows:

(Dollars in Thousands)	December 31, 2015	December 31, 2014

BOLI	$13,747	$13,545
LIHTCF	$388	$455
Federal Reserve Bank Stock	$758	$758
Federal Home Loan Bank Stock	$2,958	$2,517

Deposits and Other Sources of Funds

Deposits

Total deposits at December 31, 2015 and 2014 were $814,691,000 and $669,581,000, respectively, representing an increase of $145,110,000 or 21.7% in 2015. The Mother Lode Bank acquisition added total deposits of $71,125,000. The average deposits for the year ended December 31, 2015 increased $76,716,000 or 12.4% to $694,991,000 compared to $618,275,000 at December 31, 2014. The Mother Lode Bank acquired deposits had a minimal impact of $1,372,000 on the 2015 average balance.

Deposits are the Company’s primary source of funds. Due to strategic emphasis by management, core deposits (based on definition provided by FDIC’s Uniform Bank Performance Report) increased by $141 million or 21.4% in 2015 to $798.6 million at December 31, 2015. Included in these totals, is core deposits acquired from Mother Lode Bank totaling $70.4 million. The percentage of core deposits to total deposits decreased slightly to 98.0% at December 31, 2015 as compared to 98.2% at December 31, 2014. The average rate paid on time deposits in denominations of over $250,000 was 0.18% and 0.32% for the years ended December 31, 2015 and 2014, respectively. The composition and cost of the Company's deposit base are important components in analyzing the Company's net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein. See “Net Interest Income and Net Interest Margin” for further discussion.

The Company's liquidity is impacted by the volatility of deposits or other funding instruments or, in other words, by the propensity of that money to leave the institution for rate-related or other reasons. Deposits can be adversely affected if economic conditions in California and the Company's market area in particular, continue to weaken. Potentially, the most volatile deposits in a financial institution are jumbo certificates of deposit, meaning time deposits with balances that equal or exceed $250,000, as customers with balances of that magnitude are typically more rate-sensitive than customers with smaller balances.

The following tables summarize the distribution of average daily deposits and the average daily rates paid for the periods indicated:

Distribution of Average Daily Deposits

	Average Deposits
	2015		2014		2013
(Dollars in Thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Demand	$220,033	0.00%	$191,667	0.00%	$169,229	0.00%
Money market	266,856	0.11%	238,736	0.12%	238,956	0.14%
NOW	112,472	0.07%	97,080	0.07%	83,268	0.10%
Savings	48,130	0.11%	39,820	0.11%	35,162	0.15%
Time certificates of deposit over $250,000	14,564	0.18%	10,141	0.32%	9,752	0.46%
Other time deposits	32,936	0.50%	40,831	0.54%	45,620	0.68%
Total deposits	$694,991	0.17%	$618,275	0.20%	$581,987	0.27%

The scheduled maturities of our time deposits in denominations of more than $250,000 at December 31, 2015 are, as follows:

Maturities of Time Deposits over $250,000 (Dollars in Thousands)
Three months or less	$5,019
Over three months through six months	2,237
Over six months through twelve months	4,860
Over twelve months	2,976
Total	$15,092

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Four of our clients carry deposit balances of more than 1% of our total deposits, one of which had a deposit balance of more than 3% of total deposits at December 31, 2015.

The Company had $1.0 million and $1.9 million in brokered deposits as of December 31, 2015 and 2014, respectively. The only brokered deposits the Company holds are from CDARS and ICS, a certificate of deposit and money market account program, respectively, that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer.

FHLB Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. Our outstanding FHLB advances were fully paid off during 2012, leaving no outstanding balances as of December 31, 2014 and 2015.  See “Liquidity Management” below for the details on the FHLB borrowings program.

The following table is a summary of FHLB borrowings for fiscal years 2015 and 2014:

Dollars in Thousands	2015	2014
Balance at year-end	$0	$0
Average balance during the year	$12	$1
Maximum amount outstanding at any month-end	$0	$0
Average interest rate during the year	N/A	N/A
Average interest rate at year-end	N/A	N/A

Return on Equity and Assets

The following table sets forth certain information regarding our return on equity and assets for the periods indicated:

	Year Ended December 31,
	2015	2014
Return on average assets	0.63%	1.03%
Return on average common equity	6.41%	10.07%
Dividend payout ratio	34.54%	18.54%
Equity to assets ratio	8.72%	10.01%

Deferred Compensation Obligations

We maintain a nonqualified, unfunded deferred compensation plan for certain key management personnel.  Under this plan, participating employees may defer compensation, which will entitle them to receive certain payments upon retirement, death, or disability.  The plan provides for payments commencing upon retirement and reduced benefits upon early retirement, disability, or termination of employment. At December 31, 2015 and 2014, our aggregate payment obligations under this plan totaled $7.7 million and $7.8 million, respectively.

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of December 31, 2015, and 2014, we had commitments to extend credit of $91.7 million and $84.8 million, respectively.  Obligations under standby letters of credit were $1.6 million and $1.1 million at December 31, 2015 and 2014, respectively, and there were no obligations under commercial letters of credit for either period.

The effect on our revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used. For more information regarding our off balance sheet arrangements, see Note 14- Commitments and Other Contingencies- to our 2015 year-end consolidated financial statements located elsewhere in this report.

Contractual Obligations

The following chart summarizes certain contractual obligations of the Company as of December 31, 2015 (dollars in thousands):

Contractual Obligations	Less than 1 Year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations	$911	$1,660	$1,431	$2,453	$6,455
Supplemental retirement plans	60	134	280	1,966	2,440
Time deposit maturities	38,295	12,279	0	0	50,574
Total	$39,266	$14,073	$1,711	$4,419	$59,469

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

Since our deposit growth strategy emphasizes core deposit growth we have avoided relying on brokered deposits as a consistent source of funds. The only brokered deposit the Company holds are from CDARS and ICS, a certificate of deposit and money market program, respectively, that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer. The Company had $1.0 million and $1.9 million in brokered deposits as of December 31, 2015 and 2014, respectively.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio and stock issued by the FHLB. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. At December 31, 2015 and 2014, the Company had no FHLB advances outstanding and had sufficient collateral to borrow an additional $198.4 million and $176.7 million, respectively. In addition, the Company had lines of credit with its correspondent banks to purchase overnight federal funds totaling $25 million at December 31, 2015 and 2014. No advances were made on these lines of credit as of December 31, 2015 and December 31, 2014.

The Company’s liquidity depends primarily on dividends paid to it as sole shareholder of the Bank. The Bank’s ability to pay dividends to the Company will depend on whether the Bank will be in a position to pay dividends based on regulatory requirements and the performance of the Bank.

Maintenance of adequate liquidity requires that sufficient resources be available at all time to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, loans and securities available for sale. Our liquid assets at December 31, 2015 and 2014 totaled approximately $269.3 million and $223.5 million, respectively. The acquisition of Mother Lode Bank resulted in additional liquid assets of $23.5 million, net of aggregate cash consideration of $7.3 million paid to Mother Lode Bank shareholders. Our liquidity level measured as the percentage of liquid assets to total assets was 30.0% and 29.8% at December 31, 2015, and 2014, respectively.

Capital Resources and Capital Adequacy Requirements

In the past two years, our primary source of capital has been internally generated operating income through retained earnings. At December 31, 2015, total shareholders’ equity increased to $78.3 million, representing an increase of $3.2 million from December 31, 2014. The increase was due to the increase in retained earnings of $4.9 million, offset by a comprehensive loss of $0.3 million due to the negative effect that rising treasury yields had on the unrealized market value adjustment of our available for sale investment portfolio, and by the common stock dividend payments totaling $1.7 million during 2015. The Company did not issue any stock to Mother Lode Bank shareholders, as they were paid 100% in cash, and therefore there was no impact to equity other than the merger related expenses and exclusions of goodwill and intangibles, which are excluded from tangible equity.

As of December 31, 2015, we had no material commitments for capital expenditures.

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

As of December 31, 2015, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to the Bank’s capital ratios as of the dates specified:

	Regulatory Well- Capitalized Standards	December 31, 2015	December 31, 2014
Total capital to risk-weighted assets	10.0%	12.2%	14.5%
Tier I capital to risk-weighted assets	8.0%	11.1%	13.2%
Common equity tier 1 risk-weighted assets	6.5%	11.1%	N/A
Tier I capital to average assets	5.0%	9.1%	10.1%

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

        At December 31, 2015, it was estimated that the Company's MV would decrease 12.8% in the event of an immediate 200 basis point increase in market interest rates. The Company's MV at the same date would decrease 25.8% in the event of an immediate 200 basis point decrease in applicable interest rates.

        Presented below, as of December 31, 2015 and 2014, is an analysis of the Company's interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of applicable interest rates:

	December 31, 2015				December 31, 2014
			Market Value as a % of Present Value of Assets				Market Value as a % of Present Value of Assets
	$ Change in Market Value	% Change in Market Value	MV Ratio	Change (bp)	$ Change in Market Value	% Change in Market Value	MV Ratio	Change (bp)
	(Dollars in Thousands)
Shock Scenario
+200 bp	$(22,458)	(12.88)%	17.47%	(181)	$(19,562)	(12.82)%	18.28%	(100)
+100 bp	$(10,089)	(5.79)%	18.53%	(75)	$(8,356)	(5.47)%	19.41%	13
0 bp	$0	0.00%	19.28%	0	$0	0.00%	20.12%	0
-100 bp	$(20,851)	(11.96)%	16.67%	(261)	$(16,087)	(10.54)%	17.69%	(159)
-200 bp	$(50,759)	(29.12)%	13.31%	(597)	$(39,357)	(25.78)%	14.56%	(472)

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

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the Independent Auditors’ Report appear on pages F-1 through F-49 of this Report and are incorporated into this Item 8 by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act of 1934 (the “Act”)) as of December 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2016 Annual Meeting of Shareholders.   The Company and the Company have adopted a Code of Ethics that applies to all staff including the Chief Executive Officer, and the Chief Financial Officer. A copy of the Code of Ethics will be provided to any person, without charge, upon written request to Corporate Secretary, Oak Valley Bancorp, 125 North Third Avenue, Oakdale, CA 95361.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 4 and 5 were required for those persons, the Company believes that for the 2015 fiscal year the officers and directors of the Company complied with all applicable filing requirements, except for the late filings for the directors in the table below:

Name	Form	Transaction Type	Transaction Date	# of Shares
Terry Withrow	4	Purchase	11/6/2014	1,330
Terry Withrow	4	Purchase	11/7/2014	1,500
Terry Withrow	4	Purchase	12/1/2014	170
Tom Haidlen	4/A	Adjustment (1)	12/31/2014	10,300
Tom Haidlen	4/A	Adjustment (2)	12/31/2014	(17,837)
Tom Haidlen	4	Purchase (3)	1/30/2015	158
Tom Haidlen	4	Sale	2/6/2015	(1,107)
Tom Haidlen	4	Sale	2/6/2015	(192)
Tom Haidlen	4	Sale	2/6/2015	(96)
Tom Haidlen	4	Sale	2/6/2015	(96)
Tom Haidlen	4	Sale	2/6/2015	(48)
Tom Haidlen	4	Sale	2/6/2015	(190)
Tom Haidlen	4	Sale	2/6/2015	(109)
Tom Haidlen	4	Sale	2/6/2015	(96)
Tom Haidlen	4	Purchase (3)	7/30/2015	159
Jay Gilbert	4	Purchase (3)	7/31/2015	301

(1) Adjustment to holdings for shares held by Mr. Haidlen's spouse.
(2) Adjustment to holdings for shares previously reported in retirement plan for which Mr. Haidlen is the trustee, but not the beneficial owner.
(3) Automatic Reinvestment of Cash Dividend

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2016 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2016 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2016 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2016 Annual Meeting of Shareholders.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of this Report:

(a)(1) Financial Statements

        The Financial Statements of the Company and the Report of Independent Registered Public Accounting Firm are set forth on pages F-1 through F-49.

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Oakdale, California on March 29, 2016.

OAK VALLEY BANCORP
a California corporation

By:	/s/ CHRISTOPHER M. COURTNEY
Christopher M. Courtney, President and Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned officers and directors of the registrant hereby constitutes and appoints Christopher M. Courtney and Jeffrey A. Gall, and each of them, as lawful attorney-in-fact and agent for each of the undersigned (with full power of substitution and resubstitution, for and in the name, place and stead of each of the undersigned officers and directors), to sign and file with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, any and all amendments, supplements and exhibits to this report and any and all other documents in connection therewith, hereby granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in order to effectuate the same as fully and to all intents and purposes as each of the undersigned might or could do if personally present, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or any of their substitutes, may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ DONALD L. BARTON	Director	March 29, 2016
Donald Barton

/s/ CHRISTOPHER M. COURTNEY	Director	March 29, 2016
Christopher M. Courtney

/s/ JAMES L. GILBERT	Director	March 29, 2016
James L. Gilbert

/s/ THOMAS A. HAIDLEN	Director	March 29, 2016
Thomas A. Haidlen

/s/ MICHAEL Q. JONES	Director	March 29, 2016
Michael Q. Jones

/s/ DANIEL J. LEONARD	Director	March 29, 2016
Daniel J. Leonard

/s/ RONALD C. MARTIN	Director	March 29, 2016
Ronald C. Martin

/s/ JANET S. PELTON	Director	March 29, 2016
Janet S. Pelton

/s/ DANNY L. TITUS	Director	March 29, 2016
Danny L. Titus

/s/ TERRANCE P. WITHROW	Director	March 29, 2016
Terrance P. Withrow

MANAGEMENT'S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

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

As of December 31, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 COSO) and guidance issued by the Securities and Exchange Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2015, based on those criteria.

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

/s/ CHRISTOPHER M. COURTNEY	/s/ JEFFREY A. GALL
Christopher M. Courtney, President and Chief Executive Officer	Jeffrey A. Gall, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Oak Valley Bancorp

We have audited the accompanying consolidated balance sheets of Oak Valley Bancorp and subsidiary (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years ended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oak Valley Bancorp and subsidiary as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Stockton, California

March 30, 2016

OAK VALLEY BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	December 31, 2015	December 31, 2014
ASSETS
Cash and due from banks	$174,778	$132,078
Federal funds sold	15,825	12,210
Cash and cash equivalents	190,603	144,288

Securities available for sale	131,546	121,277
Loans, net of allowance for loan loss of $7,356 and $7,534 at December 31, 2015 and 2014, respectively	530,394	446,492
Bank premises and equipment, net	14,277	14,066
Other real estate owned	2,066	884
Interest receivable and other assets	28,152	22,658

	$897,038	$749,665

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$814,691	$669,581
Interest payable and other liabilities	4,084	5,043
Total liabilities	818,775	674,624

Commitments and contingencies (Note 14)

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,078,155 and 8,074,855 shares issued and outstanding at December 31, 2015 and 2014, respectively	24,682	24,682
Additional paid-in capital	3,217	2,910
Retained earnings	48,795	45,582
Accumulated other comprehensive income, net of tax	1,569	1,867
Total shareholders’ equity	78,263	75,041

	$897,038	$749,665

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)	YEAR ENDED DECEMBER 31,
	2015	2014
INTEREST INCOME
Interest and fees on loans	$22,053	$22,011
Interest on securities available for sale	3,629	3,708
Interest on federal funds sold	34	38
Interest on deposits with banks	304	179
Total interest income	26,020	25,936

INTEREST EXPENSE
Deposits	615	647
Total interest expense	615	647

Net interest income	25,405	25,289
Reversal of provision for loan losses	(125)	(1,877)

Net interest income after reversal of provision for loan losses	25,530	27,166

OTHER INCOME
Service charges on deposits	1,240	1,346
Earnings on cash surrender value of life insurance	429	433
Mortgage commissions	148	157
Gains on called and sold securities	206	209
Other	2,084	1,619
Total non-interest income	4,107	3,764

OTHER EXPENSES
Salaries and employee benefits	11,717	11,120
Occupancy expenses	3,009	2,902
Data processing fees	1,466	1,336
Regulatory assessments (FDIC & DBO)	506	459
Other operating expenses	5,977	4,417
Total non-interest expense	22,675	20,234

Net income before provision for income taxes	6,962	10,696

PROVISION FOR INCOME TAXES	2,054	3,574
NET INCOME	$4,908	$7,122

NET INCOME PER COMMON SHARE	$0.61	$0.90

NET INCOME PER DILUTED COMMON SHARE	$0.61	$0.89

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEAR ENDED DECEMBER 31,
(in thousands)	2015	2014

Net income	$4,908	$7,122
Other comprehensive income:
Unrealized holding (losses) gains on securities arising during the current period, net of tax effect of ($124) thousand and $1.9 million for the years ended December 31, 2015 and 2014, respectively	(177)	2,753
Reclassification adjustment due to net gains realized on calls of securities, net of tax effect of $85 thousand and $86 thousand for the years ended December 31, 2015 and 2014, respectively	(121)	(123)
Total other comprehensive (loss) income	(298)	2,630
Comprehensive income	$4,610	$9,752

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	YEAR ENDED DECEMBER 31, 2014 AND 2015
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive	Total Shareholders’
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2014	7,929,730	$23,758	$2,537	$38,985	$(763)	$64,517
Stock options exercised	122,625	924				924
Tax benefit on stock based compensation			102			102
Restricted stock issued	24,500					0
Restricted stock forfeited	(2,000)					0
Cash dividends declared				(525)		(525)
Stock based compensation			271			271
Other comprehensive income					2,630	2,630
Net income				7,122		7,122
Balances, December 31, 2014	8,074,855	$24,682	$2,910	$45,582	$1,867	$75,041

Restricted stock issued	6,000					$0
Restricted stock forfeited	(2,700)					0
Cash dividends declared				(1,695)		(1,695)
Stock based compensation			261			261
Tax benefit on stock based compensation			46			46
Other comprehensive loss					(298)	(298)
Net income				4,908		4,908
Balances, December 31, 2015	8,078,155	$24,682	$3,217	$48,795	$1,569	$78,263

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
(dollars in thousands)	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,908	$7,122
Adjustments to reconcile net earnings to net cash from operating activities:
Reversal of provision for loan losses	(125)	(1,877)
Decrease in deferred fees/costs, net	(124)	(178)
Depreciation	1,207	1,174
Amortization of investment securities, net	188	147
Stock based compensation	261	271
Excess tax benefits from exercised stock options	(46)	(102)
Gain on sale of premises and equipment	(5)	(3)
OREO write downs	50	32
Gain on sales and calls of available for sale securities	(206)	(209)
Earnings on cash surrender value of life insurance	(429)	(433)
Deferred tax provision	35	(187)
Gain on BOLI death benefit	(66)	0
(Decrease) increase in interest payable and other liabilities	(1,214)	1,134
Increase in interest receivable	(33)	(13)
(Increase) decrease in other assets	(90)	529
Net cash from operating activities	4,311	7,407

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(42,694)	(17,883)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	31,935	18,884
Net increase in loans	(41,778)	(33,281)
Purchase of FHLB Stock	(142)	(104)
Purchase of BOLI policies	0	(1,029)
Proceeds from redemption of BOLI policies	292	0
Cash acquired from acquisitions, net of cash paid	23,468	0
Proceeds from sales of premises and equipment	5	3
Net purchases of premises and equipment	(1,418)	(1,556)
Net cash used in investing activities	(30,332)	(34,966)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(1,695)	(1,318)
Net increase in demand deposits and savings accounts	77,313	71,529
Net decrease in time deposits	(3,328)	(4,581)
Excess tax benefits from stock-based payment arrangements	46	102
Proceeds from sale of common stock and exercise of stock options	0	924
Net cash from financing activities	72,336	66,656

NET INCREASE IN CASH AND CASH EQUIVALENTS	46,315	39,097

CASH AND CASH EQUIVALENTS, beginning of period	144,288	105,191

CASH AND CASH EQUIVALENTS, end of period	$190,603	$144,288

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$618	$668
Income taxes	$4,152	$3,005

NON-CASH INVESTING ACTIVITIES:
Real estate acquired through foreclosure	$956	$0
Change in unrealized (loss) gain on available-for-sale securities	$(507)	$4,470
Acquisitions:
Fair value of assets acquired	$78,717	$0
Fair value of liabilities assumed	$71,381	$0

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

On December 23, 2015, the Company completed its acquisition of Mother Lode Bank (“MLB”), a California state-chartered bank headquartered in Sonora, California, in a transaction in which Mother Lode Bank was merged with and into the Bank, with the Bank as the surviving company in the transaction. The purchase price for Mother Lode Bank was approximately $7.3 million. As of the acquisition date, Mother Lode Bank’s total assets were $78.7 million and total deposits were $71.1 million.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the Company’s consolidated financial statements include the allowance for loan losses, accounting for income taxes, other-than-temporary impairment of investment securities, fair value measurements, and the determination, recognition and measurement of impaired loans. Actual results could differ from these estimates.

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Subsequent events — The Company has evaluated events and transactions subsequent to December 31, 2015for potential recognition or disclosure.

Cash and cash equivalents — The Company has defined cash and cash equivalents to include cash, due from banks, certificates of deposit with original maturities of three months or less, and federal funds sold. Generally, federal funds are sold for one-day periods. At times throughout the year, balances can exceed FDIC insurance limits.

Securities available for sale — Available-for-sale securities consist of bonds, notes, and debentures not classified as trading securities or held-to-maturity securities. Available-for-sale securities with unrealized holding gains and losses, net of tax, are reported as an amount in accumulated other comprehensive income, net of tax. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. The amortization of premiums and accretion of discounts are recognized as adjustments to interest income over the period to maturity.

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

Loans originated — Loans are reported at the principal amount outstanding, net of unearned income, deferred loan fees, and the allowance for loan losses. Unearned discounts on installment loans are recognized as income over the terms of the loans. Interest on other loans is calculated by using the simple interest method on the daily balance of the principal amount outstanding.

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

Allowance for loan losses — The allowance for loan losses is established through a provision for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. Subsequent recoveries of previously charged off amounts, if any, are credited to the allowance.

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

The Company considers a loan to be a troubled debt restructure (“TDR”) when the Company has granted a concession and the borrower is experiencing financial difficulty. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy. A TDR loan is kept on non-accrual status until the borrower has paid for six consecutive months with no payment defaults, at which time the TDR is placed back on accrual status. A TDR loan is impaired and a specific valuation allowance is allocated, if necessary, so that the TDR loan is reported net, at the present value of estimated future cash flows using the TDR loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Acquired Loans and Leases — Loans and leases acquired through purchase or through a business combination are recorded at their fair value at the acquisition date. Credit discounts, which reflect estimates of credit losses, expected to be incurred over the life of the loan, are included in the determination of fair value; therefore, an allowance for loan and lease losses is not recorded at the acquisition date.

Acquired loans are evaluated upon acquisition for evidence of deterioration in credit quality since their origination to determine if it is probable the Company will be unable to collect all contractually required payments. These loans are classified as Purchased Credit Impaired (“PCI”) loans, while all other acquired loans are classified as non-PCI loans. The Company has elected to account for PCI loans at the individual loan level. The Company estimates the amount and timing of expected cash flows for each loan. The expected cash flow in excess of the loan's carrying value, is referred to as the accretable yield, and is recorded as interest income over the remaining expected life of the loan. The excess of the loan's contractual principal and interest over expected cash flows is referred to as the non-accretable difference, and is representative of contractual amounts the Company does not expect to collect. The non-accretable difference is not recorded in the Company's consolidated financial statements.

Quarterly, management performs an evaluation of expected future cash flows for PCI loans. If current expectations of future cash flows are less than management's previous expectations, other than due to decreases in interest rates and prepayment assumptions, an allowance for loan and leases losses is recorded with a charge to provision for loan and lease losses. If there has been a probable and significant increase in expected future cash flows over that which was previously expected, the Company first reduces any previously established allowance for loan and lease losses, and then records an adjustment to interest income through a prospective increase in the accretable yield.

For acquired loans not considered credit impaired (“non-PCI”), we recognize the entire fair value discount accretion to interest income, based on contractual cash flows using an effective interest rate method for term loans, and on a straight line basis for revolving lines. When a non-PCI loan is placed on non-accrual status subsequent to acquisition, accretion stops until the loan is returned to accrual status. The level of accretion on non-PCI loans varies from period to period due to maturities and early pay-offs of these loans during the reporting periods. Subsequent to acquisition, if the probable and estimable losses for non-PCI loans exceed the amount of the remaining unaccreted discount, the excess is established as an allowance for loan losses. All acquired loans were acquired in acquisitions and do not represent loans purchased from third parties.

Premises and equipment — Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line basis. The estimated lives used in determining depreciation and amortization are:

Building (in years)		31.5

Equipment (in years)	3	–	12

Furniture and fixtures (in years)	3	–	7

Leasehold improvements (in years)	5	–	15

Automobiles (in years)	3	–	5

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

The Company files income tax returns in the U.S. federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2011.

Transfers of financial assets — Transfers of an entire financial asset, a group of financial assets, or a participating interest in an entire financial asset are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when:  (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that contain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Advertising costs — The Company expenses marketing costs as they are incurred. Advertising expense was $189,000 and $215,000 for the years ended December 31, 2015 and 2014, respectively.

Comprehensive income — Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes items previously recorded directly to equity, such as unrealized gains and losses on securities available for sale. Comprehensive income is presented in the statements of comprehensive income and as a component of shareholders’ equity. For the years ended December 31, 2015 and 2014, $121,000 and $123,000 net of tax, respectively, was reclassified from comprehensive income into net income related to gains on called available for sale securities.

Investment in limited partnership —  During 2007 the Company acquired limited interests in a private limited partnership that acquires affordable housing properties in California that generate Low Income Housing Tax Credits under Section 42 of the Internal Revenue Code of 1986, as amended.  The Company’s limited partnership investment is accounted for under the equity method.  The Company’s noninterest expense associated with the utilization of these tax credits for the year ended December 31, 2015 and 2014 was $67,000 and $61,000, respectively.  The limited partnership investment is expected to generate a total tax benefit of approximately $1.16 million over the life of the investment for the combination of the tax credits and deductions on noninterest expense.  The tax credits expire between 2015 and 2022.  In 2014, a tax benefit of $89,000 was utilized for income tax purposes and an estimated amount of $88,000 will be utilized for 2015.  The recorded investment in limited partnerships totaled $388,000 and $455,000 at December 31, 2015 and 2014, respectively, and is reflected as a component of interest receivable and other assets on the consolidated balance sheets.

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

Earnings per common share (“EPS”) —  EPS is based upon the weighted average number of common shares outstanding during each year. The table in footnote 14 shows: (1) weighted average basic shares, (2) effect of dilutive securities related to stock options and non-vested restricted stock, and (3) weighted average diluted shares. Net income is calculated as net income reduced by dividends accumulated on preferred stock. Basic EPS are calculated by dividing net income by the weighted average number of common shares outstanding during each period, excluding unvested restricted stock awards. Diluted EPS are calculated using the weighted average diluted shares. The total dilutive shares included in annual diluted EPS is a year-to-date weighted average of the total dilutive shares included in each quarterly diluted EPS computation under the treasury stock method. We have two forms of outstanding common stock: common stock and unvested restricted stock awards. Holders of restricted stock awards receive non-forfeitable dividends at the same rate as common stockholders and they both share equally in undistributed earnings. Therefore, under the two-class method, the difference in EPS is not significant for these participating securities.

Stock based compensation — The Company recognizes in the consolidated statements of income the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The Company uses the straight-line recognition of expenses for awards with graded vesting.

The fair value of each option grant is estimated as of the grant date using a binomial option-pricing model for all grants. Expected volatility is based on the historical volatility of the price of the Company’s stock. The Company uses historical data to estimate option exercise and stock option forfeiture rates within the valuation model. The expected term of options granted for the binomial model is derived from applying a historical suboptimal exercise factor to the contractual term of the grant. For binomial pricing, the risk-free rate for periods is equal to the U.S. Treasury yield at the time of grant and commensurate with the contractual term of the grant. There were no stock options granted in 2015 or 2014.

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of December 31, 2015 and 2014. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

Business combinations and related matters — Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the statement of operations from the date of acquisition. Acquisition-related costs, including conversion charges, are expensed as incurred. The Company applied this guidance to the acquisition of Mother Lode Bank that was consummated on December 23, 2015. The Company's consolidated financial statements reflect the operations of Mother Lode Bank from December 24, 2015 through December 31, 2015.

Goodwill and other intangible assets — Intangible assets are comprised of goodwill and core deposit intangibles acquired in the Mother Lode Bank Acquisition. Intangible assets with definite useful lives are amortized over their respective estimated useful lives. If an event occurs that indicates the carrying amount of an intangible asset may not be recoverable, management reviews the asset for impairment. Any goodwill and any intangible asset acquired in a purchase business combination determined to have an indefinite useful life is not amortized, but is evaluated for impairment, at a minimum, on an annual basis.

The Company applies a qualitative analysis of conditions in order to determine if it is more likely than not that the carrying value is impaired. In the event that the qualitative analysis suggests that the carrying value of goodwill may be impaired, the Company, with the assistance of an independent third party valuation firm, uses several quantitative valuation methodologies in evaluating goodwill for impairment including a discounted cash flow approach that includes assumptions made concerning the future earnings potential of the organization, and a market-based approach that looks at values for organizations of comparable size, structure and business model. The current year's review of qualitative factors did not indicate that impairment has occurred, as such no quantitative analysis was performed at December 31, 2015.

Recently Issued Accounting Standards —

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

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-14 Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40), Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. This update addresses classification of government-guaranteed mortgage loans, including those where guarantees are offered by the Federal Housing Administration (“FHA”), the U.S. Department of Housing and Urban Development (“HUD”), and the U.S. Department of Veterans Affairs (“VA”). Although current accounting guidance stipulates proper measurement and classification in situations where a creditor obtains from a debtor, assets in satisfaction of a receivable (such as through foreclosure), current guidance does not specify how to measure and classify foreclosed mortgage loans that are government-guaranteed. Under the provisions of this update, a creditor would derecognize a mortgage loan that has been foreclosed upon, and recognize a separate receivable if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure, (2) At the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, (3) At the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. The amendments within this update are effective for annual and interim periods beginning after December 15, 2014. The adoption of this update did not have a material impact of the Company’s consolidated financial statements.

In September, 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement Period Adjustments (Topic 805). This ASU eliminates the requirement to restate prior period financial statements for measurement period adjustments to assets acquired and liabilities assumed in a business combination. The new guidance under this update requires the cumulative impact of measurement period adjustments be recognized in the period the adjustment is determined. This update does not change what constitutes a measurement period adjustment, nor does it change the length of the measurement period. The new standard is effective for interim annual periods beginning after December 15, 2015 and should be applied prospectively to measurement period adjustments that occur after the effective date. The adoption of this update is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU make improvements to GAAP related to financial instruments that include the following as applicable to us.

●

Equity investments, except for those accounted for under the equity method of accounting or those that result in consolidation of the investee, are required to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

●

Simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment - if impairment exists, this requires measuring the investment at fair value.

●

Eliminates the requirement for public companies to disclose the method(s) and significant assumptions used to estimate the fair value that is currently required to be disclosed for financial instruments measured at amortized cost on the balance sheet.

●	Public companies will be required to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

●

Requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements.

●	The reporting entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.

ASU 2016-01 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This ASU will impact our financial statement disclosures, however, we do not expect this ASU to have a material impact on our financial condition or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities, including leases classified as operating leases under previous GAAP, on the balance sheet and requiring additional disclosures of key information about leasing arrangements. ASU 2016-02 is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2018 and requires a modified retrospective approach to adoption. Early application of the amendments is permitted. We are currently evaluating the provisions of this ASU and will be monitoring developments and additional guidance to determine the potential outcome the amendments will have on our financial condition and results of operations.

NOTE 2 – BUSINESS COMBINATION

On December 23, 2015, in effort to expand our market presence and enhance shareholder value, the Company acquired 100% of the outstanding common shares of Mother Lode Bank ("MLB") and all unexercised options to purchase MLB common stock were cancelled, in exchange for $7,336,000 in cash (the "MLB Acquisition"). In conjunction with the MLB Acquisition, MLB was merged with and into Oak Valley Community Bank. On January 29, 2016, the two acquired MLB branches in Sonora were closed after management determined that our two existing branches in Sonora would be able to support our new customers. The assets acquired and liabilities assumed, both tangible and intangible, were recorded at their fair values as of the acquisition date in accordance with ASC 805, Business Combinations.

The following table reflects the estimated fair values of the assets acquired and liabilities assumed related to the MLB Acquisition:

(Dollars in thousands)	Acquisition Date December 23, 2015
Assets:
Cash and cash equivalents	$30,804
Loans	42,831
Core deposit intangible	1,031
Deferred tax asset	2,651
Goodwill	662
Other assets	738
Total assets acquired	$78,717

Liabilities:
Deposits:
Non-interest bearing	$36,177
Interest bearing
Transaction accounts	6,112
Savings accounts	15,727
Money market accounts	7,602
Other time accounts	5,507
Total deposits	71,125

Other liabilites	256
Total liabilities assumed	$71,381

Merger consideration	$7,336

The following table presents the net assets acquired from MLB and the estimated fair value adjustments:

(Dollars in thousands)	Acquisition Date December 23, 2015
Book value of net assets acquired from Mother Lode Bank	$4,884

Fair value adjustments:
Loans	(2,960)
Reversal of Allowance for Loan Loss	1,279
Core deposit intangible asset	1,031
Other assets & liabilities, net	(210)
Total purchase accounting adjustments	$(860)

Deferred tax asset (tax effect of purchase accounting adjustments at 41.15%)	354
DTA Carryforward	2,296
Fair value of net assets acquired from Mother Lode Bank	$6,674

Merger consideration	7,336
Less: fair value of net assets acquired	(6,674)
Goodwill	$662

As a result of the MLB Acquisition, we recorded $662,000 in goodwill, which represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed. Goodwill mainly reflects expected value created through the combined operations of MLB and the Company. At December 31, 2015, we determined that the fair value of our traditional community banking activities (provided through our branch network) exceeded the carrying amount. Therefore, no impairment on goodwill has been recorded. The goodwill is not deductible for tax purposes. The following is a description of the methods used to determine the fair values of significant assets and liabilities at acquisition date presented above.

Loans

As discussed in Note 1, the fair values for acquired loans were developed based upon the present values of the expected cash flows utilizing market-derived discount rates. Expected cash flows for each acquired loan were projected based on contractual cash flows adjusted for expected prepayment, expected default (i.e. probability of default and loss severity), and principal recovery.

Prepayment rates were applied to the principal outstanding based on the type of loan, where appropriate. Prepayments were based on a constant prepayment rate (“CPR”) applied across the life of a loan. The annual CPRs were between 0% and 5%, depending on the characteristics of the loan pool (e.g. construction, commercial real estate, etc.).

Non-credit-impaired loans with similar characteristics were grouped together and were treated in the aggregate when applying the discount rate on the expected cash flows. Aggregation factors considered included the type of loan and related collateral, risk classification, fixed or variable interest rate, term of loan and whether or not the loan was amortizing. See Notes 1 and 5 for additional information.

Core Deposit Intangible

The core deposit intangible represents the estimated future benefits of acquired deposits and is booked separately from the related deposits. The value of the core deposit intangible asset was determined using a discounted cash flow approach to arrive at the cost differential between the core deposits (non-maturity deposits such as transaction, savings and money market accounts) and alternative funding sources. It is calculated as the present value of the difference in cash flows between maintaining the core deposits (interest and net maintenance costs) and the cost of an equal amount of funds with a similar term from an alternative source. The core deposit intangible is amortized on an accelerated basis over an estimated ten-year life, and it is evaluated periodically for impairment. No impairment loss was recognized in 2015. A core deposit intangible asset of $1,031,000 was recorded in conjunction with the Acquisition, which will begin to amortize in 2016.

Pro Forma Results of Operations

Included in the Company’s consolidated statement of income for the year ended December 31, 2015, was revenue of $64,000 and net income of $37,000 related to normal business operations of MLB.

The following table presents unaudited pro forma information as if the MLB Acquisition had occurred on January 1, 2014, which includes the pre-acquisition period for MLB. The unaudited pro forma information includes adjustments for interest income on loans acquired, amortization of intangibles arising from the transaction, interest expense on deposits acquired, operating expenses including salaries, servicing costs on loan and deposit accounts and merger related expenses, and the related income tax effects. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

(dollars in thousands, except per share data)	For the Years Ended December 31,
	2015 (Unaudited)	2014 (Unaudited)
Net interest income	$28,258	$28,293
Provision for loan and lease losses	(125)	(1,877)
Non-interest income	4,434	4,088
Non-interest expense	21,606	23,442
Income before income taxes	11,211	10,816
Income tax expense	3,611	3,814
Net income	$7,600	$7,002
Earnings Per Common Share
Basic	$0.95	$0.88
Diluted	$0.95	$0.88

Acquisition-related expenses are recognized as incurred and continue until all systems have been converted and operational functions become fully integrated. We incurred one-time third-party acquisition-related expenses in the consolidated statements of income in 2015 as follows:

(Dollars in thousands)
Data processing	$1,137
Professional services	582
Personnel severance	210
Other	42
$1,971

NOTE 3 — CASH AND DUE FROM BANKS

Cash and due from banks includes balances with the Federal Reserve Bank and other correspondent banks. The Company is required to maintain specified reserves by the Federal Reserve Bank. The average reserve requirements are based on a percentage of the Company’s deposit liabilities. In addition, the Federal Reserve Bank requires the Company to maintain a certain minimum balance at all times. As of December 31, 2015 the Company had a balance of $107,792,000 which exceeds the reserve requirement.

NOTE 4 — SECURITIES

The amortized cost and estimated fair values of debt securities as of December 31, 2015, are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$31,815	$1,142	$(89)	$32,868
Collateralized mortgage obligations	2,729	17	(27)	2,719
Municipalities	66,535	2,248	(197)	68,586
SBA pools	811	0	(5)	806
Corporate debt	13,497	44	(121)	13,420
Asset backed securities	10,321	0	(183)	10,138
Mutual fund	3,172	0	(163)	3,009
	$128,880	$3,451	$(785)	$131,546

The following tables detail the gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015.

(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$7,129	$(30)	$1,800	$(59)	$8,929	$(89)
Collateralized mortgage obligations	0	0	1,266	(27)	1,266	(27)
Municipalities	11,451	(123)	3,680	(74)	15,131	(197)
SBA pools	0	0	807	(5)	807	(5)
Corporate debt	9,376	(121)	0	0	9,376	(121)
Asset backed securities	5,351	(78)	4,787	(105)	10,138	(183)
Mutual fund	0	0	3,009	(163)	3,009	(163)
Total temporarily impaired securities	$33,307	$(352)	$15,349	$(433)	$48,656	$(785)

At December 31, 2015, there was one U.S. agency, one collateralized mortgage obligation, six municipalities, two SBA pools, three asset backed securities, and one mutual fund that comprised the total securities in an unrealized loss position for greater than 12 months and four U.S. agencies, nine municipalities, seven corporate debts, and three asset backed securities that make up the total securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and volatility of the security’s fair value. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes and the Company does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities at December 31, 2015, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized CostCost	Fair Value
Available-for-sale securities:
Due in one year or less	$9,523	$9,863
Due after one year through five years	40,153	41,491
Due after five years through ten years	48,379	48,847
Due after ten years	30,825	31,345
	$128,880	$131,546

The amortized cost and estimated fair values of debt securities as of December 31, 2014, are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$40,316	$1,760	$(146)	$41,930
Collateralized mortgage obligations	6,927	184	(39)	7,072
Municipalities	49,396	1,713	(212)	50,897
SBA pools	895	0	(3)	892
Corporate debt	6,726	95	(17)	6,804
Asset backed securities	10,766	50	(106)	10,710
Mutual fund	3,077	0	(105)	2,972
	$118,103	$3,802	$(628)	$121,277

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

The Company recognized gross realized gains of $238,000 and $209,000 during 2015 and 2014, respectively, on certain available-for-sale securities that were called or sold. The gains in 2015 reflected in the condensed consolidated statements of income are net of a $32,000 gross realized loss related to one available-for-sale security sold during the first quarter of 2015, compared to no sales of securities during 2014. There were no losses on called available-for-sale securities realized during 2015 and 2014.

Securities carried at $65,902,000 and $60,474,000 at December 31, 2015 and 2014, respectively, were pledged to secure deposits of public funds.

NOTE 5 — LOANS

The Company’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of December 31, 2015, approximately 78% of the Company’s loans are commercial real estate loans which includes construction loans. Approximately 12% of the Company’s loans are for general commercial uses including professional, retail, and small business. Additionally, 6% of the Company’s loans are for residential real estate and other consumer loans. The remaining 4% are agriculture loans.

Loan totals were as follows:

	DECEMBER 31,
(in thousands)	2015	2014
Commercial real estate:
Commercial real estate- construction	$19,363	$9,181
Commercial real estate- mortgages	363,644	315,506
Land	10,239	10,620
Farmland	29,801	23,091
Commercial and industrial	63,776	54,051
Consumer	774	805
Consumer residential	32,588	25,464
Agriculture	20,847	15,753
Total loans	541,032	454,471

Less:
Net deferred loan fees/costs and fair value discount on acquired loans	(3,282)	(445)
Allowance for loan losses	(7,356)	(7,534)
Net loans	$530,394	$446,492

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2015, approximately 44.3% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

Purchased Credit-Impaired ("PCI") Loans. We evaluated loans purchased in the Acquisition in accordance with accounting guidance in ASC 310-30 related to loans acquired with deteriorated credit quality. Acquired loans are considered credit-impaired if there is evidence of significant deterioration of credit quality since origination and it is probable, at the acquisition date, that we will be unable to collect all contractually required payments receivable. Management has determined certain loans purchased in the MLB Acquisition to be PCI loans based on credit indicators such as nonaccrual status, past due status, loan risk grade, loan-to-value ratio, etc. Revolving credit agreements (e.g., home equity lines of credit and revolving commercial loans) are not considered PCI loans as cash flows cannot be reasonably estimated.

For acquired loans not considered credit-impaired, the difference between the contractual amounts due (principal amount) and the fair value is accounted for subsequently through accretion. We recognize discount accretion based on the acquired loan’s contractual cash flows using an effective interest rate method. The accretion is recognized through the net interest margin.

The following table presents the fair value of purchased credit-impaired and other loans acquired from Mother Lode Bank as of the acquisition date:

	December 23, 2015
(in thousands)	Purchased credit- impaired loans	Other purchased loans	Total

Contractually required payments including interest	$1,982	$44,007	$45,989
Less: nonaccretable difference	(1,103)	0	(1,103)
Cash flows expected to be collected (undiscounted)	879	44,007	44,886
Accretable yield	(14)	(2,041)	(2,055)
Fair value of purchased loans	$865	$41,966	$42,831

For the PCI loans, the accretable yield represents the excess of the cash flows expected to be collected at acquisition over the fair value of the loans at the acquisition date, and is accreted into interest income over the estimated remaining life of the purchased credit-impaired loans using the effective yield method, provided that the timing and amount of future cash flows is reasonably estimable. The cash flows expected to be collected are updated each quarter based on current assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions. Probable decreases in expected cash flows after acquisition result in the recognition of impairment as a specific allowance for loan losses or a charge-off to the allowance. The nonaccretable difference represents the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows, and also reflects the estimated credit losses in the acquired loan portfolio at the acquisition date and can fluctuate due to changes in expected cash flows during the life of the PCI loans. Due to the timing of the Acquisition being near December 31, 2015, the accretable yield at Acquisition approximates the accretable yield at December 31, 2015.

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

Year-end non-accrual loans, segregated by class of loans, were as follows:

	YEAR ENDED DECEMBER 31,
(in thousands)	2015	2014
Commercial real estate:
Commercial real estate- construction	$0	$0
Commercial real estate- mortgages	0	1,296
Land	2,739	2,995
Farmland	51	72
Commercial and industrial	322	337
Consumer	0	0
Consumer residential	0	0
Agriculture	2,704	0
Total non-accrual loans	$5,816	$4,700

(1)	Excluded from the above non-accrual loan table are Purchased Credit Impaired loans acquired in the MLB Acquisition.

Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income of approximately $376,000 in 2015 and $321,000 in 2014.

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of December 31, 2015 (in thousands):

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Purchased Credit Impaired Loans	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$19,363	$0	$19,363	$0
Commercial R.E. – mortgages	0	0	0	0	363,526	118	363,644	0
Land	0	0	2,261	2,261	7,709	269	10,239	0
Farmland	1,182	0	51	1,233	28,568	0	29,801	0
Commercial and industrial	352	0	312	664	62,634	478	63,776	0
Consumer	0	0	0	0	774	0	774	0
Consumer residential	0	0	0	0	32,588	0	32,588	0
Agriculture	0	2,704	0	2,704	18,143	0	20,847	0
Total	$1,534	$2,704	$2,624	$6,862	$533,305	$865	$541,032	$0

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

Impaired loans by class as of December 31, 2015 and 2014 are set forth in the following tables. PCI loans are excluded from the 2015 table, as they have not experienced post acquisition declines in cash flows expected to be collected. No interest income was recognized on impaired loans subsequent to their classification as impaired during 2015 and 2014.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
December 31, 2015
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	0
Commercial R.E. - mortgages	0	0	0	0	0	301
Land	3,856	0	2,739	2,739	722	2,914
Farmland	63	51	0	51	0	61
Commercial and Industrial	357	322	0	322	0	611
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	2,704	2,704	0	2,704	0	7
Total	$6,980	$3,077	$2,739	$5,816	$722	3,894

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
December 31, 2014
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	1,301	0	1,296	1,296	125	554
Land	3,215	0	2,995	2,995	868	3,155
Farmland	80	72	0	72	0	82
Commercial and Industrial	359	337	0	337	0	304
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Total	$4,956	$408	$4,291	$4,700	$993	$4,096

Troubled Debt Restructurings – In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

At December 31, 2015, there were 5 loans that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $3,060,000. At December 31, 2014, there were 5 loans that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $3,331,000. There were no unfunded commitments on TDR loans at December 31, 2015 and 2014. We have allocated $722,000 and $993,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of December 31, 2015 and 2014, respectively.

During the year ended December 31, 2015 the terms of two loans were modified as troubled debt restructurings, as compared to four loans during 2014. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date; or a temporary payment modification in which the payment amount allocated towards principal was reduced. In some cases, a permanent reduction of the accrued interest on the loan was conceded.

The following table presents loans by class modified as troubled debt restructurings that occurred during the years ended December 31, 2015 and 2014:

(dollars in thousands)	For the Year Ended December 31, 2015			For the Year Ended December 31, 2014

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial real estate:
Commercial R.E. - construction	0	$0	$0	0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	1	570	570	3	3,107	3,107
Farmland	0	0	0	0	0	0
Commercial and industrial	1	24	24	1	331	331
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Total	2	$594	$594	4	$3,438	$3,438

The troubled debt restructurings during the years ended December 31, 2015 and 2014 did not increase the allowance for loan losses as a result of the loan modification and there were no charge offs as a result of the loan modifications.

There were no loans modified as troubled debt restructurings during the years ended December 31, 2015 and 2014 that had payment defaults during each respective year.

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

As of December 31, 2015 and 2014, there are no loans that are classified with a risk grade of 8- Loss.

The following table presents weighted average risk grades of our loan portfolio.

	December 31, 2015	December 31, 2014
	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.72	3.00
Commercial real estate - mortgages	3.16	3.15
Land	4.58	4.34
Farmland	3.12	3.01
Commercial and industrial	3.57	3.39
Consumer	1.99	2.11
Consumer residential	3.01	3.02
Agriculture	3.39	3.18
Total gross loans	3.25	3.19

The following table presents risk grade totals by class of loans as of December 31, 2015 and 2014. Risk grades 1 through 4 have been aggregated in the “Pass” line.

(in thousands)	Commercial R.E. Construction	Commercial R.E. Mortgages	Land	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

December 31, 2015
Pass	$18,312	$357,339	$6,358	$28,568	$55,957	$745	$32,532	$18,143	$517,954
Special mention	-	4,389	110	-	6,153	-	-	-	10,652
Substandard	1,051	1,916	3,283	1,233	1,416	29	56	2,704	11,688
Doubtful	-	-	488	-	250	-	-	-	738
Total loans	$19,363	$363,644	$10,239	$29,801	$63,776	$774	$32,588	$20,847	$541,032

December 31, 2014
Pass	$9,181	$310,912	$7,625	$23,019	$48,997	$790	$25,283	$15,753	$441,560
Special mention	-	2,722	-	-	3,438	-	-	-	6,160
Substandard	-	1,872	2,995	72	1,616	15	181	-	6,751
Doubtful	-	-	-	-	-	-	-	-	-
Total loans	$9,181	$315,506	$10,620	$23,091	$54,051	$805	$25,464	$15,753	$454,471

(1)	Included in the table above is Purchased Credit Impaired loans at their fair value of $865,000, which were acquired in the MLB Acquisition.

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

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2015 and 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses For the Year Ended December 31, 2015 and 2014

(in thousands)	Commercial	Commercial and		Consumer
Year Ended December 31, 2015	Real Estate	Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$5,963	$720	$42	$388	$286	$135	$7,534
Charge-offs	0	(32)	(30)	0	0	0	(62)
Recoveries	5	0	4	0	0	0	9
(Reversal of) provision for loan losses	(48)	(61)	22	38	23	(99)	(125)
Ending balance	$5,920	$627	$38	$426	$309	$36	$7,356

Year Ended December 31, 2014
Beginning balance	$6,247	$663	$47	$440	$217	$45	$7,659
Charge-offs	(103)	0	(40)	0	0	0	(143)
Recoveries	1,882	0	2	11	0	0	1,895
(Reversal of) provision for loan losses	(2,063)	57	33	(63)	69	90	(1,877)
Ending balance	$5,963	$720	$42	$388	$286	$135	$7,534

The following table details the allowance for loan losses and ending gross loan balances as of December 31, 2015 and 2014, summarized by collective and individual evaluation methods of impairment.

(in thousands)
December 31, 2015	Commercial Real Estate	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Unallocated	Total
Allowance for loan losses for loans:
Individually evaluated for impairment	$722	$0	$0	$0	$0		$722
Collectively evaluated for impairment	5,198	627	38	426	309	36	6,634
	$5,920	$627	$38	$426	$309	$36	$7,356

Ending gross loan balances:
Individually evaluated for impairment	$2,790	$322	$0	$0	$2,704	$0	$5,816
Individually evaluated purchased credit impaired loans	387	478	0	0	0	0	865
Collectively evaluated for impairment	419,868	62,976	774	32,588	18,143	0	534,351
	$423,047	$63,776	$774	$32,588	$20,847	$0	$541,032

December 31, 2014
Allowance for loan losses for loans:
Individually evaluated for impairment	$993	$0	$0	$0	$0	$0	$993
Collectively evaluated for impairment	4,970	720	42	388	286	135	6,541
	$5,963	$720	$42	$388	$286	$135	$7,534

Ending balances of loans:
Individually evaluated for impairment	$4,363	$337	$0	$0	$0	$0	$4,700
Collectively evaluated for impairment	354,035	53,714	805	25,464	15,753	0	449,771
	$358,398	$54,051	$805	$25,464	$15,753	$0	$454,471

Changes in the allowance off-balance-sheet commitments were as follows:

(in thousands)	YEARS ENDED DECEMBER 31,
	2015	2014
Balance, beginning of year	$218	$134
Provision charged to operations for off balance sheet	7	84
Acquired balance from Mother Lode Bank (fair value)	13	0
Balance, end of year	$238	$218

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

At December 31, 2015 and 2014, loans carried at $541,032,000 and $454,471,000, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 6 — PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows:

(in thousands)	DECEMBER 31,
	2015	2014
Land	$4,755	$4,755
Building	8,939	8,667
Leasehold improvements	4,135	3,672
Furniture, fixtures, and equipment	7,132	6,479
	24,961	23,573

Less accumulated depreciation and amortization	(10,684)	(9,507)
	$14,277	$14,066

Depreciation expense was $1,207,000 and $1,174,000 and for the years ended December 31, 2015 and 2014, respectively.

NOTE 7 — INTEREST RECEIVABLE AND OTHER ASSETS

Other assets are summarized as follows:

(in thousands)	DECEMBER 31,
	2015	2014
Interest income receivable on loans	$1,495	$1,271
Interest income receivable on investments	925	753
Net deferred tax asset	5,439	2,614
Federal Reserve Bank stock	758	758
Federal Home Loan Bank stock	2,958	2,517
Cash surrender value of life insurance	13,747	13,545
Investment in limited partnership	388	455
Goodwill	662	0
Core deposit intangible	1,031	0
Prepaid expenses and other	749	2,016
	$28,152	$22,658

NOTE 8 — DEPOSITS

Deposit totals were as follows:

	DECEMBER 31,
(in thousands)	2015	2014

Demand	$279,367	$225,957
NOW accounts	130,674	108,374
Money market deposit accounts	282,449	247,442
Savings	71,627	39,412
Time, $250,000 and under	35,482	38,247
Time, over $250,000	15,092	10,149
Total deposits	$814,691	$669,581

Certificates of deposit issued and their remaining maturities at December 31, 2015, are as follows (in thousands):

Year ending December 31,
2016	$38,295
2017	10,263
2018	1,793
2019	223
$50,574

NOTE 9 — FHLB ADVANCES

At December 31, 2015, the Company had no outstanding advances from the Federal Home Loan Bank (“FHLB”). Unused and available advances totaled $198,415,000 at December 31, 2015.  Loans carried at $541,032,000 as of December 31, 2015, were pledged as collateral on advances from the Federal Home Loan Bank.

At December 31, 2014, the Company had no outstanding advances from the Federal Home Loan Bank (“FHLB”). Unused and available advances totaled $176,689,000 at December 31, 2014.  Loans carried at $454,471,000 as of December 31, 2014, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 10 — INTEREST ON DEPOSITS

Interest on deposits was comprised of the following:

	YEARS ENDED DECEMBER 31,
(in thousands)	2015	2014

Savings and other deposits	$423	$396
Time deposits over $250,000	26	32
Other time deposits	166	219
	$615	$647

NOTE 11 — INCOME TAXES

The provision for income taxes consists of the following:

(in thousands)	YEARS ENDED DECEMBER 31,
	2015	2014
Current
Federal	$1,498	$2,757
State	521	1,004
	2,019	3,761
Deferred
Federal	64	(185)
State	(29)	(2)
	35	(187)

	$2,054	$3,574

The components of the Company’s deferred tax assets and liabilities (included in accrued interest and other assets on the consolidated balance sheets, is shown below:

(in thousands)	DECEMBER 31,
	2015	2014
Deferred tax assets:
Allowance for loan losses	$3,033	$3,100
Fair value discount on acquired loans	1,218	0
Acquired net operating loss	1,587	0
Restricted stock expense	50	38
Accrued vacation	72	53
Accrued salary continuation liability	1,004	914
Deferred compensation	110	109
Nonaccrual loans	213	140
Reserve for undisbursed commitments	92	90
OREO expenses	492	254
Investment in limited partnership	0	(1)
State income tax	245	353
Holding company organization fees	30	34
	8,146	5,084
Deferred tax liabilities:
Prepaid expenses	(98)	(73)
FHLB dividends	(220)	(220)
Accumulated depreciation	(505)	(609)
Deferred loan costs	(361)	(259)
Accrued bonus	(2)	(3)
Core deposit intangible	(424)	0
Unrealized gain on securities available for sale	(1,097)	(1,306)
	(2,707)	(2,470)

Net deferred income tax asset	$5,439	$2,614

As a result of the recent acquisition of MLB, the Company has included in its deferred tax asset usable net operating loss carryforwards in the federal and California jurisdictions of $3.8 million, which begin to expire in 2025 and 2028, respectively.  The amount of carryforwards that may be utilized in each jurisdiction annually is limited to $191,000 per year under Sections 382 of the Internal Revenue Code due to the change in control.   As the result of limitations under Section 382, $2.4 million and $1.9MM of the Company’s federal and California net operating losses are expected to expire unused and have been excluded from the deferred tax asset.

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

During 2015, the Company settled the exams for the tax years of 2010, 2011, 2012 and 2013 with the California Franchise Tax Board (“FTB”) by submitting a payment of $332,000. The net impact of this payment after the federal deduction was $219,000 and therefore resulted in a reversal of $83,000 to tax expense to clear the unrecognized tax benefit liability account of $302,000 as described below. The Company had no liabilities for unrecognized tax benefits as of December 31, 2015.

As of December 31, 2014, the Company had a liability for unrecognized tax benefits of $302,000 associated with the FTB potential exam of our 2010, 2011, 2012 and 2013 tax returns, approximately $51,000 of which relates to interest. The Company believes the $302,000 accrued liability is an adequate reserve for the potential of an exam for the 2010, 2011, 2012 and 2013 tax returns. There were no unrecognized tax benefit during 2014, as the entire $302,000 liability relates to prior years.

Detailed below is a reconciliation of the Company’s unrecognized tax benefits, gross of any related tax benefits, for the year ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014
Beginning balance	$302	$302
Payments to FTB to settle tax exams, net of federal deduction	(219)	0
Reversal of unrecognized tax benefits to income tax expense	(83)	0
Ending balance	$0	$302

The effective tax rate for 2015 and 2014 differs from the current Federal statutory income tax rate as follows:

	YEARS ENDED DECEMBER 31,
	2015	2014

Federal statutory income tax rate	34.0%	34.0%
State taxes, net of federal tax benefit	7.2%	7.2%
Tax exempt interest on municipal securities and loans	-8.7%	-4.7%
Tax exempt earnings on bank owned life insurance	-2.5%	-1.7%
Reversal of reserve for tax exams	-1.2%	0.0%
Low income housing tax credit	-0.9%	-0.6%
California enterprise zone tax credits and deductions	-0.5%	-0.4%
Non-deductible merger expenses	2.4%	0.0%
Other	-0.2%	0.2%
Effective tax rate	29.5%	33.4%

Oak Valley Bancorp files a consolidated return in the U.S. Federal tax jurisdiction and a combined report in the State of California tax jurisdiction.  None of the entities are subject to examination by taxing authorities for years before 2012 for U.S. Federal or for years before 2011 for California.

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

A summary of the status of the Company’s stock option plan and changes during the year are presented below.

	DECEMBER 31, 2015
	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	67,500	$12.57
Granted	0	$0.00
Exercised	0	$0.00
Forfeited	(34,500)	$12.98
Outstanding at end of year	33,000	$12.13

A summary of the status of the Company’s restricted stock and changes during the year are presented below.

	DECEMBER 31, 2015
	Shares	Weighted- Average Grant Date Fair Value
Unvested at beginning of year	114,747	$7.36
Granted	6,000	$9.64
Vested	(36,536)	$7.18
Cancelled	(2,700)	$8.05
Unvested at end of year	81,511	$7.59

(dollars in thousands)	December 31,
	2015	2014
Weighted-average fair value of options granted during the year	N/A	N/A

Intrinsic value of options exercised	N/A	$239

Options outstanding and exerciseable at year end:	33,000	67,500
Weighted average exercise price	$12.13	$12.57
Intrinsic value	$19	$17
Weighted average remaining contractual life (in years)	1.13	1.16

There were no tax benefits recorded in the consolidated statements of income during 2015 and 2014 related to the vesting of non-qualified stock options. As of December 31, 2015, there was no unrecognized compensation cost related to non-vested stock options.

For the year ended December 31, 2015, there were no exercises of stock options and therefore no income tax benefits related to disqualifying dispositions. All outstanding stock options became fully vested during 2014 and therefore there was no recognition of stock option compensation expense in the consolidated statements of income in 2015.

The Company granted 6,000 shares of restricted stock in 2015 with a weighted average fair value of $9.64 per share. For the year ended December 31, 2015, total compensation expense recorded in the consolidated statements of income related to restricted stock awards was $261,000, with an offsetting tax benefit of $107,000, as this expense is deductible for income tax purposes. The Company recorded an additional tax benefit of $46,000 to paid-in capital to recognize the full tax deduction of the vested restricted stock, which is equal to the fair value on the vesting date, as the tax benefit recognized in the consolidated statements of income is based on the grant date fair value. As of December 31, 2015, there was $412,000 of total unrecognized compensation cost related to restricted stock awards which is expected to be recognized over a weighted-average period of 2.24 years. During 2015, shares of restricted stock awards totaling 36,536 with a fair value of $345,000 were vested and became unrestricted.

For the year ended December 31, 2014, the Company received proceeds of approximately $924,000 from the exercise of stock options and received income tax benefits of approximately $88,000 related to disqualifying dispositions in the exercise of incentive stock options. During 2014, the Company recorded $1,000 in the consolidated statements of income related to stock option compensation expense.

The Company granted 24,500 shares of restricted stock in 2014 with a weighted average fair value of $9.44 per share. For the year ended December 31, 2014, total compensation expense recorded in the consolidated statements of income related to restricted stock awards was $271,000, with an offsetting tax benefit of $111,000, as this expense is deductible for income tax purposes. The Company recorded an additional tax benefit of $30,000 to paid-in capital to recognize the full tax deduction of the vested restricted stock, which is equal to the fair value on the vesting date, as the tax benefit recognized in the consolidated statements of income is based on the grant date fair value. As of December 31, 2014, there was $636,000 of total unrecognized compensation cost related to restricted stock awards which is expected to be recognized over a weighted-average period of 2.81 years. During 2014, shares of restricted stock awards totaling 34,236 with a fair value of $306,000 were vested and became unrestricted.

NOTE 13 — EARNINGS PER SHARE

Earnings per share (“EPS”) are based upon the weighted average number of common shares outstanding during each year. The following table shows: (1) weighted average basic shares, (2) effect of dilutive securities related to stock options and non-vested restricted stock, and (3) weighted average diluted shares. Net income is calculated as net income reduced by dividends accumulated on preferred stock. Basic EPS are calculated by dividing net income by the weighted average number of common shares outstanding during each period, excluding unvested restricted stock awards. Diluted EPS are calculated using the weighted average diluted shares. The total dilutive shares included in annual diluted EPS is a year-to-date weighted average of the total dilutive shares included in each quarterly diluted EPS computation under the treasury stock method. We have two forms of outstanding common stock: common stock and unvested restricted stock awards. Holders of restricted stock awards receive non-forfeitable dividends at the same rate as common stockholders and they both share equally in undistributed earnings. Therefore, under the two class method the difference in EPS is not significant for these participating securities.

The Company’s calculation of earnings per share (“EPS”) including basic EPS, which does not consider the effect of common stock equivalents and diluted EPS, which considers all dilutive common stock equivalents is as follows:

	YEAR ENDED DECEMBER 31, 2015
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS:
Net income	$4,908	7,989,088	$0.61

Effect of dilutive securities:
Stock options	—	1,399
Non-vested restricted stock	—	46,358
Total dilutive shares		47,757

Diluted EPS:
Net income per diluted share	$4,908	8,036,845	$0.61

Anti-dilutive options to purchase 47,784 and 63,815 shares of common stock in prices ranging from $9.95 to $15.67 were outstanding during 2015 and 2014, respectively. They were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. These options began to expire in 2015.

During 2015 and 2014, there were no anti-dilutive shares from non-vested restricted stock grants because the fair value of each grant was lower than the average market price of the common shares.

	YEAR ENDED DECEMBER 31, 2014
(dollars in thousands)	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic EPS:
Net income	$7,122	7,938,052	$0.90

Effect of dilutive securities:
Stock options	—	4,822
Non-vested restricted stock	—	49,857
Total dilutive shares		54,679

Diluted EPS:
Net income per diluted share	$7,122	7,992,731	$0.89

NOTE 14 — COMMITMENTS AND CONTINGENCIES

The Company is obligated for rental payments under certain operating lease agreements, some of which contain renewal options and escalation clauses that provide for increased rentals. Total rental expense for the years ended December 31, 2015 and 2014, was $874,000 and $816,000, respectively.

At December 31, 2015, the future minimum commitments under these operating leases are as follows (in thousands):

Year ending December 31,
2016	$911
2017	865
2018	795
2019	765
2020	666
Thereafter	2,453
$6,455

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

Financial instruments at December 31, 2015 whose contract amounts represent credit risk:

(in thousands)	Contract Amount

Undisbursed loan commitments	$74,654
Checking reserve	1,235
Equity lines	14,219
Standby letters of credit	1,623
$91,731

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

NOTE 15 — FINANCIAL INSTRUMENTS

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of December 31, 2015 and 2014. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change. The following methods and assumptions are used by the Company.

Cash and cash equivalents — The carrying amounts of cash and cash equivalents approximate their fair value.

Restricted Equity Securities — The carrying amounts of the stock the Company’s owns in FRB and FHLB approximate their fair value and are considered a level 2 valuation.

Securities (including mortgage-backed securities) — Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. See Note 16 for additional disclosure regarding fair values of securities.

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

The estimated fair values of the Company’s financial instruments at December 31, 2015 were as follows:

(in thousands)	Carrying Amount	Fair Value	Hierarchy Valuation Level
Financial assets:
Cash and cash equivalents	$190,603	$190,603	1
Restricted equity securities	3,716	3,716	2
Loans, net	530,394	537,761	3
Interest receivable	2,420	2,420	2

Financial liabilities:
Deposits	(814,691)	(725,982)	3
Interest payable	(36)	(36)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(917)	3

The estimated fair values of the Company’s financial instruments at December 31, 2014 were as follows:

(in thousands)	Carrying Amount	Fair Value	Hierarchy Valuation Level
Financial assets:
Cash and cash equivalents	$144,288	$144,288	1
Restricted equity securities	3,275	3,275	2
Loans, net	446,492	455,501	3
Interest receivable	2,024	2,024	2

Financial liabilities:
Deposits	(669,581)	(600,941)	3
Interest payable	(39)	(39)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(848)	3

NOTE 16 – FAIR VALUE MEASUREMENTS

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. During 2015, there were no transfers between levels of the fair value hierarchy.

Assets and liabilities measured at fair value on a recurring and non-recurring basis for the years ended December 31, 2015 and 2014 are summarized below:

	Fair Value Measurements at December 31, 2015 Using
(in thousands)
	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities
U.S. agencies	$32,868	$0	$31,815	$0
Collateralized mortgage obligations	2,719	0	2,729	0
Municipalities	68,586	0	66,535	0
SBA pools	806	0	811	0
Corporate debt	13,420	0	10,944	2,476
Asset backed securities	10,138	0	10,321	0
Mutual fund	3,009	3,172	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$1,965	$0	$0	$1,965
Other real estate owned	$2,066	$0	$0	$2,066

	Fair Value Measurements at December 31, 2014 Using
(in thousands)
	December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities
U.S. agencies	$41,930	$0	$41,930	$0
Collateralized mortgage obligations	7,072	0	7,072	0
Municipalities	50,897	0	50,897	0
SBA pools	892	0	892	0
Corporate debt	6,804	0	6,804	0
Asset backed securities	10,710	0	10,710	0
Mutual fund	2,972	2,972	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$1,743	$0	$0	$1,743
Commercial real estate - mortgages	$1,171	$0	$0	$1,171
Other real estate owned	$884	$0	$0	$884

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

NOTE 17 — RELATED PARTY TRANSACTIONS

The Company, in the normal course of business, makes loans and receives deposits from its directors, officers, principal shareholders, and their associates. In management’s opinion, these transactions are on substantially the same terms as comparable transactions with other customers of the Company. Loans to directors, officers, shareholders, and affiliates are summarized below:

	YEARS ENDED DECEMBER 31,
(in thousands)	2015	2014

Aggregate amount outstanding, beginning of year	$8,218	$13,684
New loans or advances during year	17,402	8,345
Repayments during year	(18,986)	(13,811)
Aggregate amount outstanding, end of year	$6,634	$8,218

Related party deposits totaled $62,727,000 and $58,446,000 at December 31, 2015 and 2014, respectively.

NOTE 18 — PROFIT SHARING PLAN

The profit sharing plan to which both the Company and eligible employees contribute was established in 1995. Bank contributions are voluntary and at the discretion of the Board of Directors. Contributions were approximately $454,000 and $371,000 for the years ended December 31, 2015 and 2014, respectively.

NOTE 19 — RESTRICTIONS ON DIVIDENDS

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

Future compensation under both plans is earned for services rendered through retirement. The Company accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the plans. The Company’s current benefit liability is determined based on vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which average approximately 20 years. At December 31, 2015 and 2014, $2,440,000 and $2,222,000, respectively, has been accrued to date, and is included in other liabilities on the consolidated balance sheets.

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

The combined cash surrender value of all Bank-owned life insurance policies was $13,747,000 and $13,545,000 at December 31, 2015 and 2014, respectively. The cash surrender value of the life insurance policies is included in other assets on the consolidated balance sheets (Note 7).

NOTE 21 — REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier I and Common Equity Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2015, that the Bank and Company meets all capital adequacy requirements to which they are subject.

As of December 31, 2015, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, Common Equity Tier 1 risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since notification that management believes have changed the Bank’s category.

The Company and Bank’s actual capital amounts and ratios at December 31, 2015 and 2014, are presented in the following table.

(in thousands)	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Capital ratios for Bank:

As of December 31, 2015
Total capital (to Risk- Weighted Assets)	$81,462	12.2%	$53,348	>8.0%	$66,685	>10.0%
Tier I capital (to Risk- Weighted Assets)	$73,868	11.1%	$40,011	>6.0%	$53,348	>8.0%
Common equity Tier 1 capital (to Risk- Weighted Assets)	$73,868	11.1%	$30,008	>4.5%	$43,345	>6.5%
Tier I capital (to Average Assets)	$73,868	9.1%	$32,475	>4.0%	$40,593	>5.0%

As of December 31, 2014
Total capital (to Risk- Weighted Assets)	$79,168	14.5%	$43,778	>8.0%	$54,722	>10.0%
Tier I capital (to Risk- Weighted Assets)	$72,316	13.2%	$21,889	>4.0%	$32,833	>6.0%
Tier I capital (to Average Assets)	$72,316	10.1%	$28,783	>4.0%	$35,979	>5.0%

Capital ratios for Bancorp:

As of December 31, 2015
Total capital (to Risk- Weighted Assets)	$81,852	12.3%	$53,353	>8.0%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$74,258	11.1%	$40,014	>6.0%	N/A	N/A
Common equity Tier 1 capital (to Risk- Weighted Assets)	$74,258	11.1%	$30,011	>4.5%	N/A	N/A
Tier I capital (to Average Assets)	$74,258	9.2%	$32,478	>4.0%	N/A	N/A

As of December 31, 2014
Total capital (to Risk- Weighted Assets)	$79,873	14.5%	$43,785	>8.0%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$73,020	13.3%	$21,893	>4.0%	N/A	N/A
Tier I capital (to Average Assets)	$73,020	10.2%	$28,787	>4.0%	N/A	N/A

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

OAK VALLEY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

(dollars in thousands)	December 31,	December 31,
	2015	2014
ASSETS

Cash	$359	$612
Investment in bank subsidiary	77,878	74,287
Other assets	109	142

Total assets	$78,346	$75,041

LIABILITIES AND SHAREHOLDERS’ EQUITY

Other liabilities	$83	$-

Total liabilities	$83	$-

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,078,155 and 8,074,855 shares issued and outstanding at December 31, 2015 and 2014, respectively	24,682	24,682
Additional paid-in capital	3,217	2,910
Retained earnings	48,795	45,582
Accumulated other comprehensive income, net of tax	1,569	1,867

Total shareholders’ equity	78,263	75,041

Total liabilities and shareholders' equity	$78,346	$75,041

OAK VALLEY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. PARENT ONLY CONDENSED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF INCOME

(dollars in thousands)	Year Ended December 31,
	2015	2014
INCOME
Dividends declared by subsidiary	$1,695	$793
Total income	1,695	793

EXPENSES
Salary expense	94	75
Employee benefit expense	261	271
Legal expense	76	34
Other operating expenses	476	103
Total non-interest expense	907	483

Income before equity in undistributed income of subsidiary	788	310

Equity in undistributed net income of subsidiary	3,889	6,577
Income before income tax benefit	4,677	6,887

Income tax benefit	231	235

Net income	$4,908	$7,122

OAK VALLEY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. PARENT ONLY CONDENSED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF CASHFLOWS

	YEAR ENDED DECEMBER 31,
(dollars in thousands)	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,908	$7,122
Adjustments to reconcile net income to net cash from operating activities:
Undistributed net income of subsidiary	(3,889)	(6,577)
Stock based compensation	261	271
Excess tax benefits from stock-based payment arrangements	(46)	(102)
Increase in other liabilities	83	0
Decrease (increase) in other assets	79	(17)
Net cash from operating activities	1,396	697

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(1,695)	(1,318)
Proceeds from sale of common stock and exercise of stock options	0	924
Excess tax benefits from stock-based payment arrangements	46	102
Net cash used in financing activities	(1,649)	(292)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(253)	405

CASH AND CASH EQUIVALENTS, beginning of period	612	207

CASH AND CASH EQUIVALENTS, end of period	$359	$612

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$4,152	$3,005

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger between the Registrant, Interim Oak Valley Bancorp, Inc. and Oak Valley Community Bank*

3.1	Articles of Incorporation of Oak Valley Bancorp, Inc.*

3.2	First Amendment to Articles of Incorporation of Oak Valley Bancorp, Inc.*

3.3	Bylaws of Oak Valley Bancorp, Inc.*

3.4	First Amended and Restated Bylaws of Oak Valley Bancorp, Inc.**

3.5	Certificate of Determination of Series A Preferred Stock of Oak Valley Bancorp, Inc.**

3.6	Letter Agreement between the United States Department of the Treasury and Oak Valley Bancorp dated December 5, 2008**

3.7	Certificate of Amendment of Bylaws dated effective as of August 11, 2011****

3.8	Amendment of Bylaws incorporated by reference from the Form 8-K filed on July 22, 2013.

4.1	Certificate of Determination dated December 2, 2008 filed with the California Secretary of State for Fixed Rate Cumulative Perpetual Preferred Stock, Series A**

4.2	Warrant to Purchase Common Stock dated December 5, 2008**

4.3	Certificate of Determination dated August 11, 2011 and filed with the California Secretary of State for Senior Non-Cumulative Perpetual Preferred Stock, Series B****

10.1	Oak Valley Community Bank 1998 Restated Stock Option Plan*

10.2	Oak Valley Community Bank Form of Director Retirement Agreement*

10.3	Oak Valley Community Bank Form of Salary Continuation Agreement*

10.4	Securities Purchase Agreement between Oak Valley Bancorp and the U.S. Treasury effective December 4, 2008**

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