Form 10-Q
period 2016-03-31
Oak Valley Bancorp
filed 2016-05-13
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,088,155 shares of common stock outstanding as of May 11, 2016.

Oak Valley Bancorp

March 31, 2016

Table of Contents

		Page
PART I – FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015 (Unaudited)		3

Condensed Consolidated Statements of Income for the Three month periods Ended March 31, 2016 and March 31, 2015 (Unaudited)		4

Condensed Consolidated Statements of Comprehensive Income for the Three month periods Ended March 31, 2016 and March 31, 2015 (Unaudited)		5

Condensed Consolidated Statements of Changes of Shareholders’ Equity for the Year Ended December 31, 2015 and the Three-month period Ended March 31, 2016 (Unaudited)		6

Condensed Consolidated Statements of Cash Flows for the Three-month periods Ended March 31, 2016 and March 31, 2015 (Unaudited)		7

Notes to Condensed Consolidated Financial Statements		8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	44

PART II – OTHER INFORMATION		45

Item 1.	Legal Proceedings	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	46

PART I – FINANCIAL STATEMENTS

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands)	March 31,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$154,033	$174,778
Federal funds sold	5,535	15,825
Cash and cash equivalents	159,568	190,603

Securities available for sale	144,261	131,546
Loans, net of allowance for loan loss of $7,557 and $7,356 at March 31, 2016 and December 31, 2015, respectively	557,573	530,394
Bank premises and equipment, net	14,037	14,277
Other real estate owned	2,066	2,066
Interest receivable and other assets	28,245	28,152

	$905,750	$897,038

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$822,440	$814,691
Interest payable and other liabilities	4,350	4,084
Total liabilities	826,790	818,775

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,088,155 and 8,078,155 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	24,682	24,682
Additional paid-in capital	3,280	3,217
Retained earnings	49,334	48,795
Accumulated other comprehensive income, net of tax	1,664	1,569
Total shareholders’ equity	78,960	78,263

	$905,750	$897,038

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share amounts)	THREE MONTHS ENDED MARCH 31,
	2016	2015
INTEREST INCOME
Interest and fees on loans	$6,548	$5,403
Interest on securities available for sale	977	875
Interest on federal funds sold	9	7
Interest on deposits with banks	176	67
Total interest income	7,710	6,352

INTEREST EXPENSE
Deposits	168	151
Total interest expense	168	151

Net interest income	7,542	6,201
Provision for (reversal of ) loan losses	200	(125)

Net interest income after provision for (reversal of) loan losses	7,342	6,326

OTHER INCOME
Service charges on deposits	333	312
Earnings on cash surrender value of life insurance	108	108
Mortgage commissions	46	45
Net gain on sales and calls of securities	6	109
Other	544	453
Total non-interest income	1,037	1,027

OTHER EXPENSES
Salaries and employee benefits	3,355	2,983
Occupancy expenses	838	747
Data processing fees	471	353
Regulatory assessments (FDIC & DBO)	157	114
Other operating expenses	1,366	902
Total non-interest expense	6,187	5,099

Net income before provision for income taxes	2,192	2,254

PROVISION FOR INCOME TAXES	683	728
NET INCOME	$1,509	$1,526

NET INCOME PER COMMON SHARE	$0.19	$0.19

NET INCOME PER DILUTED COMMON SHARE	$0.19	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
(in thousands)	2016	2015

Net income	$1,509	$1,526
Other comprehensive income:
Unrealized holding gains on securities arising during the current period, net of tax effect of $69 thousand and $41 thousand for the periods ending March 31, 2016 and 2015, respectively	99	59
Reclassification adjustment due to net gains realized on calls of securities, net of tax effect of $2 thousand and $45 thousand for March 31, 2016 and 2015, respectively	(4)	(64)
Other comprehensive income (loss)	95	(5)
Comprehensive income	$1,604	$1,521

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	YEAR ENDED DECEMBER 31, 2015 AND THREE MONTHS ENDED MARCH 31, 2016
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2015	8,074,855	$24,682	$2,910	$45,582	$1,867	$75,041
Stock options exercised						0
Tax benefit on stock based compensation			46			46
Restricted stock issued	6,000					0
Restricted stock forfeited	(2,700)					0
Cash dividends declared				(1,695)		(1,695)
Stock based compensation			261			261
Other comprehensive loss					(298)	(298)
Net income				4,908		4,908
Balances, December 31, 2015	8,078,155	$24,682	$3,217	$48,795	$1,569	$78,263

Restricted stock issued	10,000					$0
Cash dividends declared				(970)		(970)
Stock based compensation			63			63
Other comprehensive income					95	95
Net income				1,509		1,509
Balances, March 31, 2016	8,088,155	$24,682	$3,280	$49,334	$1,664	$78,960

The accompanying notes are an integral part of these consolidated financial statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
(dollars in thousands)	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,509	$1,526
Adjustments to reconcile net earnings to net cash from operating activities:
Provision (reversal of provision) for loan losses	200	(125)
Increase (decrease) in deferred fees/costs, net	173	(4)
Depreciation	327	296
Amortization of investment securities, net	74	40
Stock based compensation	63	62
Gain on sale of premises and equipment	(1)	(5)
OREO write downs	0	50
Gain on sales and calls of available for sale securities	(6)	(109)
Earnings on cash surrender value of life insurance	(108)	(108)
Increase (decrease) in interest payable and other liabilities	266	(298)
(Increase) decrease in interest receivable	(33)	181
Increase in other assets	(18)	(33)
Net cash from operating activities	2,446	1,473

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(15,775)	(8,948)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	3,153	9,097
Net (increase) decrease in loans	(27,552)	1,305
Proceeds from sales of premises and equipment	1	5
Net purchases of premises and equipment	(87)	(124)
Net cash (used in) from investing activities	(40,260)	1,335

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(970)	(808)
Net increase in demand deposits and savings accounts	7,820	3,792
Net decrease in time deposits	(71)	(382)
Net cash from financing activities	6,779	2,602

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(31,035)	5,410

CASH AND CASH EQUIVALENTS, beginning of period	190,603	144,288

CASH AND CASH EQUIVALENTS, end of period	$159,568	$149,698

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$170	$160
Income taxes	$0	$890

NON-CASH INVESTING ACTIVITIES:
Change in unrealized gain (loss) on available-for-sale securities	$161	$(9)

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

The interim consolidated financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of the results of a full year’s operations. Certain prior year amounts have been reclassified to conform to the current year presentation. There was no effect on net income or shareholders’ equity as a result of reclassifications. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2015.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 3 – ACQUISITION

On December 23, 2015, in effort to expand our market presence and enhance shareholder value, the Company acquired 100% of the outstanding common shares of Mother Lode Bank ("MLB") and all unexercised options to purchase MLB common stock were cancelled, in exchange for $7,336,000 in cash (the "MLB Acquisition"). In conjunction with the MLB Acquisition, MLB was merged with and into Oak Valley Community Bank. On January 29, 2016, the two acquired MLB branches in Sonora were closed after management determined that our two existing branches in Sonora would be able to support our new customers. The assets acquired and liabilities assumed, both tangible and intangible, were recorded at their fair values as of the acquisition date in accordance with ASC 805. We have not identified additional information that existed at the acquisition date that would affect the measurement of assets acquired and liabilities assumed. Accordingly, there have been no changes in the fair value of assets acquired or liabilities assumed since the acquisition date. The acquisition was treated as a "reorganization" within the definition of section 368(a) of the Internal Revenue Code and is generally considered tax-free for U.S. federal income tax purposes.

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

Non-credit-impaired loans with similar characteristics were grouped together and were treated in the aggregate when applying the discount rate on the expected cash flows. Aggregation factors considered included the type of loan and related collateral, risk classification, fixed or variable interest rate, term of loan and whether or not the loan was amortizing. See Note 5 for additional information.

Core Deposit Intangible

The core deposit intangible represents the estimated future benefits of acquired deposits and is booked separately from the related deposits. The value of the core deposit intangible asset was determined using a discounted cash flow approach to arrive at the cost differential between the core deposits (non-maturity deposits such as transaction, savings and money market accounts) and alternative funding sources. A core deposit intangible asset of $1,031,000 was recorded on December 23, 2015, of which $42,000 was amortized during the first quarter of 2016. The core deposit intangible is amortized on an accelerated basis over an estimated ten-year life, and it is evaluated periodically for impairment. No impairment loss was recognized as of March 31, 2016.

Acquisition Related Expenses

Acquisition-related expenses are recognized as incurred and continue until all systems have been converted and operational functions become fully integrated. We incurred one-time third-party acquisition-related expenses in the consolidated statements of income totaling $58,000 during the first quarter of 2016. The conversion of the operating systems was completed in April 2016.

NOTE 4 – SECURITIES

The amortized cost and estimated fair values of debt securities as of March 31, 2016 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$33,823	$1,134	$(45)	$34,912
Collateralized mortgage obligations	2,566	18	(16)	2,568
Municipalities	70,926	2,700	(106)	73,520
SBA pools	799	0	(5)	794
Corporate debt	17,343	32	(244)	17,131
Asset backed securities	12,780	0	(511)	12,269
Mutual fund	3,197	0	(130)	3,067
	$141,434	$3,884	$(1,057)	$144,261

The following tables detail the gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2016.

(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$7,099	$(15)	$1,817	$(30)	$8,916	$(45)
Collateralized mortgage obligations	0	0	1,232	(16)	1,232	(16)
Municipalities	9,374	(46)	3,028	(60)	12,402	(106)
SBA pools	0	0	794	(5)	794	(5)
Corporate debt	13,287	(244)	0	0	13,287	(244)
Asset backed securities	4,803	(84)	7,466	(427)	12,269	(511)
Mutual fund	0	0	3,066	(130)	3,066	(130)
Total temporarily impaired securities	$34,563	$(389)	$17,403	$(668)	$51,966	$(1,057)

At March 31, 2016, there was one U.S. agency, one collateralized mortgage obligations, five municipalities, two SBA pools, three asset backed securities and one mutual fund that comprised the total securities in an unrealized loss position for greater than 12 months and three U.S. agencies, eight municipalities, ten corporate debts and four asset backed securities that make up the total securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and volatility of the security’s fair value. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes and the Company does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of investment securities at March 31, 2016, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$15,109	$15,594
Due after one year through five years	44,879	46,078
Due after five years through ten years	51,718	52,135
Due after ten years	29,728	30,454
	$141,434	$144,261

The amortized cost and estimated fair values of debt securities as of December 31, 2015, are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$31,815	$1,142	$(89)	$32,868
Collateralized mortgage obligations	2,729	17	(27)	2,719
Municipalities	66,535	2,248	(197)	68,586
SBA pools	811	0	(5)	806
Corporate debt	13,497	44	(121)	13,420
Asset backed securities	10,321	0	(183)	10,138
Mutual fund	3,172	0	(163)	3,009
	$128,880	$3,451	$(785)	$131,546

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

We recognized gross gains of $6,000 for the three month period ended March 31, 2016, on certain available-for-sale securities that were called or sold, which compares to $109,000 in the same period of 2015. There were no securities sold during the first three months of 2016, compared to two available-for-sale securities sold during the first three months of 2015, which resulted in a loss of $32,000 on one sale and a gain of 13,000 on the other sale.

Securities carried at $81,063,000 and $65,902,000 at March 31, 2016 and December 31, 2015, respectively, were pledged to secure deposits of public funds.

NOTE 5 – LOANS

Our customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of March 31, 2016, approximately 78% of the Company’s loans are commercial real estate loans which include construction loans. Approximately 13% of the Company’s loans are for general commercial uses including professional, retail, and small business. Additionally, 6% of the Company’s loans are for residential real estate and other consumer loans. The remaining 3% are agriculture loans. Loan totals were as follows:

(in thousands)	March 31, 2016	December 31, 2015
Commercial real estate:
Commercial real estate- construction	$19,199	$19,363
Commercial real estate- mortgages	368,685	363,644
Land	9,520	10,239
Farmland	44,265	29,801
Commercial and industrial	72,715	63,776
Consumer	815	774
Consumer residential	32,983	32,588
Agriculture	20,045	20,847
Total loans	568,227	541,032

Less:
Deferred loan fees and costs, net	(3,097)	(3,282)
Allowance for loan losses	(7,557)	(7,356)
Net loans	$557,573	$530,394

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2016 and December 31, 2015, commercial real estate loans equal to approximately 40.4% and 44.3%, respectively, of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.

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

Purchased Credit-Impaired (“PCI”) Loans. We evaluated loans purchased in the Acquisition in accordance with accounting guidance in ASC 310-30 related to loans acquired with deteriorated credit quality. Acquired loans are considered credit-impaired if there is evidence of significant deterioration of credit quality since origination and it is probable, at the acquisition date, that we will be unable to collect all contractually required payments receivable. Management has determined certain loans purchased in the MLB Acquisition to be PCI loans based on credit indicators such as nonaccrual status, past due status, loan risk grade, loan-to-value ratio, etc. Revolving credit agreements (e.g., home equity lines of credit and revolving commercial loans) are not considered PCI loans as cash flows cannot be reasonably estimated.

For acquired loans not considered credit-impaired, the difference between the contractual amounts due (principal amount) and the fair value is accounted for subsequently through accretion. We recognize discount accretion based on the acquired loan’s contractual cash flows using an effective interest rate method. The accretion is recognized through the net interest margin.

The following table presents the fair value of purchased credit-impaired and other loans acquired from Mother Lode Bank as of the acquisition date:

	December 23, 2015
(in thousands)	Purchased credit-impaired loans	Other purchased loans	Total

Contractually required payments including interest	$1,982	$44,007	$45,989
Less: nonaccretable difference	(1,103)	0	(1,103)
Cash flows expected to be collected (undiscounted)	879	44,007	44,886
Accretable yield	(14)	(2,041)	(2,055)
Fair value of purchased loans	$865	$41,966	$42,831

The following table reflects the outstanding balance and related carrying value of PCI loans as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
(in thousands)
	Unpaid principal balance	Carrying value	Unpaid principal balance	Carrying value
Commercial real estate:
Commercial real estate- construction	$0	$0	$0	$0
Commercial real estate- mortgages	196	118	196	118
Land	795	269	795	269
Farmland	0	0	0	0
Commercial and industrial	774	458	794	478
Consumer	0	0	0	0
Consumer residential	0	0	0	0
Agriculture	0	0	0	0
Total purchased credit-impaired loans	$1,765	$845	$1,785	$865

For the PCI loans, the accretable yield represents the excess of the cash flows expected to be collected at acquisition over the fair value of the loans at the acquisition date, and is accreted into interest income over the estimated remaining life of the purchased credit-impaired loans using the effective yield method, provided that the timing and amount of future cash flows is reasonably estimable. The cash flows expected to be collected are updated each quarter based on current assumptions regarding default rates, loss severities, and other factors that are reflective of current market conditions. Probable decreases in expected cash flows after acquisition result in the recognition of impairment as a specific allowance for loan losses or a charge-off to the allowance. The accretable yield balance for PCI loans was $14,000 at December 31, 2015, all of which was accreted to interest income during the first quarter of 2016, as each of the PCI loans had short-term maturities. The nonaccretable difference represents the difference between the undiscounted contractual cash flows and the undiscounted expected cash flows, and also reflects the estimated credit losses in the acquired loan portfolio at the acquisition date and can fluctuate due to changes in expected cash flows during the life of the PCI loans.

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

Non-accrual loans, segregated by class of loans, were as follows:

(in thousands)	March 31, 2016	December 31, 2015
Commercial real estate:
Land	2,448	2,739
Farmland	1,228	51
Commercial and industrial	318	322
Agriculture	2,704	2,704
Total non-accrual loans	$6,698	$5,816

(1)	Excluded from the above non-accrual loan table are the carrying values of Purchased Credit Impaired loans acquired in the MLB Acquisition.

Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income of approximately $149,000 in the three month period ended March 31, 2016, as compared to $82,000 in the same period of 2015.

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of March 31, 2016 (in thousands):

March 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Purchased Credit Impaired Loans	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$19,199	$0	$19,199	$0
Commercial R.E. - mortgages	31	0	0	31	368,535	118	368,684	0
Land	0	0	2,068	2,068	7,184	269	9,521	0
Farmland	0	0	1,228	1,228	43,037	0	44,265	0
Commercial and industrial	1,306	0	310	1,616	70,641	458	72,715	0
Consumer	0	0	0	0	815	0	815	0
Consumer residential	0	0	0	0	32,983	0	32,983	0
Agriculture	0	0	2,704	2,704	17,341	0	20,045	0
Total	$1,337	$0	$6,310	$7,647	$559,735	$845	$568,227	$0

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of December 31, 2015 (in thousands):

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Purchased Credit Impaired Loans	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$19,363	$0	$19,363	$0
Commercial R.E. - mortgages	0	0	0	0	363,526	118	363,644	0
Land	0	0	2,261	2,261	7,709	269	10,239	0
Farmland	1,182	0	51	1,233	28,568	0	29,801	0
Commercial and industrial	352	0	312	664	62,634	478	63,776	0
Consumer	0	0	0	0	774	0	774	0
Consumer residential	0	0	0	0	32,588	0	32,588	0
Agriculture	0	2,704	0	2,704	18,143	0	20,847	0
Total	$1,534	$2,704	$2,624	$6,862	$533,305	$865	$541,032	$0

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. There was no interest income realized on impaired loans for the three months ended March 31, 2016 and 2015.

Impaired loans as of March 31, 2016 and December 31, 2015 are set forth in the following tables. PCI loans are excluded from the tables below, as they have not experienced post acquisition declines in cash flows expected to be collected.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
March 31, 2016
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0
Land	2,795	380	2,068	2,448	680
Farmland	1,242	1,228	0	1,228	0
Commercial and Industrial	356	318	0	318	0
Consumer	0	0	0	0	0
Consumer residential	0	0	0	0	0
Agriculture	2,704	2,704	0	2,704	0
Total	$7,097	$4,630	$2,068	$6,698	$680

December 31, 2015
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0
Land	3,060	0	2,739	2,739	722
Farmland	63	51	0	51	0
Commercial and Industrial	357	322	0	322	0
Consumer	0	0	0	0	0
Consumer residential	0	0	0	0	0
Agriculture	2,704	2,704	0	2,704	0
Total	$6,184	$3,077	$2,739	$5,816	$722

Average recorded investment in impaired loans is set forth in the following table.

	Average Recorded Investment for the
(in thousands)	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Commercial real estate:
Commercial R.E. - construction	$0	$0
Commercial R.E. - mortgages	0	648
Land	2,553	2,989
Farmland	502	69
Commercial and Industrial	319	849
Consumer	0	0
Consumer residential	0	0
Agriculture	2,704	0
Total	$6,078	$4,555

Troubled Debt Restructurings – In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

At March 31, 2016, there were 5 loans that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $2,765,000. At December 31, 2015, there were 5 loans that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $3,060,000. At March 31, 2016 and December 31, 2015 there were no unfunded commitments on loans classified as a troubled debt restructures. We have allocated $680,000 and $722,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of March 31, 2016 and December 31, 2015, respectively.

The modification of the terms of such loans typically includes one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date; or a temporary payment modification in which the payment amount allocated towards principal was reduced. In some cases, a permanent reduction of the accrued interest on the loan is conceded. During the three months ended March 31, 2016, three loans were modified as troubled debt restructurings by extending the maturity dates, and there were no loans modified during the first three months of 2015.

The following tables presents loans by class modified as troubled debt restructurings that occurred during the three month period ended March 31, 2016:

	For the Three Months Ended
(dollars in thousands)	March 31, 2016
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment

Commercial real estate:
Commercial R.E. - construction	1	$1,090	$1,090
Commercial R.E. - mortgages	0	0	0
Land	1	565	565
Farmland	0	0	0
Commercial and industrial	1	599	599
Consumer	0	0	0
Consumer residential	0	0	0
Agriculture	0	0	0
Total	3	$2,254	$2,254

The troubled debt restructuring during the three months ended March 31, 2016 did not increase the allowance for loan losses as a result of loan modifications. There were no charge-offs as a result of loan modifications, as the contractual balances outstanding were determined to be collectible.

There were no loans modified as troubled debt restructurings within the previous twelve months and for which there was a payment default during the three month periods ended March 31, 2016 and 2015. A loan is considered to be in payment default once it is ninety days contractually past due under the modified terms.

Loan Risk Grades– Quality ratings (Risk Grades) are assigned to all commitments and stand-alone notes. Risk grades define the basic characteristics of commitments or stand-alone note in relation to their risk. All loans are graded using a system that maximizes the loan quality information contained in loan review grades, while ensuring that the system is compatible with the grades used by bank examiners.

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

As of March 31, 2016 and December 31, 2015, there are no loans that are classified with a risk grade of 8- Loss.

The following table presents weighted average risk grades of our loan portfolio:

	March 31, 2016	December 31, 2015
	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.19	3.72
Commercial real estate - mortgages	3.15	3.16
Land	4.57	4.58
Farmland	3.20	3.12
Commercial and industrial	3.44	3.57
Consumer	2.09	1.99
Consumer residential	3.01	3.01
Agriculture	3.40	3.39
Total gross loans	3.22	3.25

The following table presents risk grade totals by class of loans as of March 31, 2016 and December 31, 2015. Risk grades 1 through 4 have been aggregated in the “Pass” line.

(in thousands)	Commercial R.E. Construction	Commercial R.E. Mortgages	Land	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

March 31, 2016
Pass	$18,095	$363,269	$5,993	$43,037	$65,889	$786	$32,928	$17,341	$547,338
Special mention	-	3,633	80	-	4,597	-	-	-	8,310
Substandard	1,104	1,783	3,167	1,228	1,979	29	55	2,704	12,049
Doubtful	-	-	280	-	250	-	-	-	530
Total loans	$19,199	$368,685	$9,520	$44,265	$72,715	$815	$32,983	$20,045	$568,227

December 31, 2015
Pass	$18,312	$357,339	$6,358	$28,568	$55,957	$745	$32,532	$18,143	$517,954
Special mention	-	4,389	110	-	6,153	-	-	-	10,652
Substandard	1,051	1,916	3,283	1,233	1,416	29	56	2,704	11,688
Doubtful	-	-	488	-	250	-	-	-	738
Total loans	$19,363	$363,644	$10,239	$29,801	$63,776	$774	$32,588	$20,847	$541,032

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

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2016 and 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses
For the Three Months Ended March 31, 2016 and 2015

(in thousands)	Commercial	Commercial		Consumer
Three Months Ended March 31, 2016	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$5,920	$627	$38	$426	$309	$36	$7,356
Charge-offs	0	0	(3)	0	0	0	(3)
Recoveries	3	0	0	1	0	0	4
Provision for (reversal of) loan losses	75	93	9	(29)	(7)	59	200
Ending balance	$5,998	$720	$44	$398	$302	$95	$7,557

Three Months Ended March 31, 2015
Beginning balance	$5,963	$720	$42	$388	$286	$135	$7,534
Charge-offs	-	-	(3)	-	-	-	(3)
Recoveries	1	-	2	-	-	-	3
(Reversal of) provision for loan losses	(154)	(35)	9	167	(105)	(7)	(125)
Ending balance	$5,810	$685	$50	$555	$181	$128	$7,409

The following table details the allowance for loan losses and ending gross loan balances as of March 31, 2016, December 31, 2015 and March 31, 2016 summarized by collective and individual evaluation methods of impairment.

(in thousands)
	Commercial	Commercial		Consumer
March 31, 2016	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Allowance for loan losses for loans:
Individually evaluated for impairment	$680	$0	$0	$0	$0		$680
Collectively evaluated for impairment	5,318	720	44	398	302	95	6,877
	$5,998	$720	$44	$398	$302	$95	$7,557

Ending gross loan balances:
Individually evaluated for impairment	$3,675	$318	$0	$0	$2,704	$0	$6,697
Individually evaluated purchased credit impaired loans	387	458	0	0	0	0	845
Collectively evaluated for impairment	437,607	71,939	815	32,983	17,341	0	560,685
	$441,669	$72,715	$815	$32,983	$20,045	$0	$568,227

December 31, 2015
Allowance for loan losses for loans:
Individually evaluated for impairment	$722	$0	$0	$0	$0		$722
Collectively evaluated for impairment	5,198	627	38	426	309	36	6,634
	$5,920	$627	$38	$426	$309	$36	$7,356

Ending gross loan balances:
Individually evaluated for impairment	$2,790	$322	$0	$0	$2,704	$0	$5,816
Individually evaluated purchased credit impaired loans	387	478	0	0	0	0	865
Collectively evaluated for impairment	419,870	62,976	774	32,588	18,143	0	534,351
	$423,047	$63,776	$774	$32,588	$20,847	$0	$541,032

March 31, 2015
Allowance for loan losses for loans:
Individually evaluated for impairment	$862	$95	$0	$0	$0	$0	$957
Collectively evaluated for impairment	4,948	590	50	555	181	128	6,452
	$5,810	$685	$50	$555	$181	$128	$7,409

Ending gross loan balances:
Individually evaluated for impairment	$3,050	$1,362	$0	$0	$0	$0	$4,412
Collectively evaluated for impairment	364,506	49,466	857	24,493	9,431	0	448,753
	$367,556	$50,828	$857	$24,493	$9,431	$0	$453,165

Changes in the reserve for off-balance-sheet commitments were as follows:

(in thousands)	THREE MONTHS ENDED MARCH 31,
	2016	2015
Balance, beginning of period	$238	$218
Provision to operations for off balance sheet commitments	26	9
Balance, end of period	$264	$227

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

At March 31, 2016 and December 31, 2015, loans carried at $568,227,000 and $541,032,000, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 6 – OTHER REAL ESTATE OWNED

As of March 31, 2016 and December 31, 2015, the Company owned five properties classified as other real estate totalling $2,066,000, which includes one property consisting of residential land that was written down to a zero balance. Each of these properties was acquired through loan foreclosure, except for one property with a balance of $275,000 that was acquired in the Mother Lode Bank acquisition. The residential land property the Company owned at March 31, 2016 and December 31, 2015, was written down to a zero balance because the public utilities have not been obtainable rendering these land lots unmarketable at this time. There were no sales of OREO property during the three months ended March 31, 2016 and 2015.

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

NOTE 7– OTHER POST-RETIREMENT BENEFIT PLANS

During January 2008, the Bank awarded certain officers a salary continuation plan (the “Plan”). Under the Plan, the participants will be provided with a fixed annual retirement benefit for ten to twenty years after retirement. The Bank is also responsible for certain pre-retirement death benefits under the Plan. In connection with the implementation of the Plan, the Bank purchased single premium life insurance policies on the life of each of the officers covered under the Plan. The Bank is the owner and partial beneficiary of these life insurance policies. The assets of the Plan, under Internal Revenue Service regulations, are owned by the Bank and are available to satisfy the Company’s general creditors.

In August 2001, the Board of Directors of the Bank authorized Director Retirement Plans (“DRP”) with each director. The Bank awarded a director retirement plan to two of its directors in January 2008 and to three of its newest directors in March 2014. Under the DRP, the participants will be provided with a fixed annual retirement benefit for ten years after retirement. The Bank is also responsible for certain pre-retirement death benefits under the DRP. In connection with the implementation of the DRP, the Bank purchased single premium life insurance policies on the life of each director covered under the DRP. The Bank is the owner and partial beneficiary of these life insurance policies. The assets of the DRP, under Internal Revenue Service regulations, are the property of the Bank and are available to satisfy the Bank’s general creditors.

Future compensation under both plans is earned for services rendered through retirement. The Bank accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the plans. The Bank’s current benefit liability is determined based on vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which average approximately 10 years. The salary continuation liability as of March 31, 2016 and December 31, 2015 was $2,406,000 and $2,440,000, respectively, and is reported in interest payable and other liabilities on the condensed consolidated balance sheets.

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

The combined cash surrender value of all Bank-owned life insurance policies recorded in interest receivable and other assets on the condensed consolidated balance sheets were $13,855,000 and $13,747,000 at March 31, 2016 and December 31, 2015, respectively.

NOTE 8 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of March 31, 2016 and December 31, 2015. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between levels during the three month periods ended March 31, 2016 or 2015.

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

The estimated fair values of the Company’s financial instruments not measured at fair value at March 31, 2016 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$159,568	159,568	1
Restricted equity securities	3,716	3,716	2
Loans, net	557,573	563,237	3
Interest receivable	2,304	2,304	2

Financial liabilities:
Deposits	(882,440)	(745,981)	3
Interest payable	(29)	(29)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(980)	3

The estimated fair values of the Company’s financial instruments not measured at fair value at December 31, 2015 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$190,603	$190,603	1
Restricted equity securities	3,716	3,716	2
Loans, net	530,394	537,761	3
Interest receivable	2,420	2,420	2

Financial liabilities:
Deposits	(814,691)	(725,982)	3
Interest payable	(36)	(36)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(917)	3

The following table presents the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the condensed consolidated balance sheets at each respective period end, by level within the fair value hierarchy as of March 31, 2016 and December 31, 2015.

	Fair Value Measurements at March 31, 2016 Using
(in thousands)	March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$34,912	$0	$34,912	$0
Collateralized mortgage obligations	2,568	0	2,568	0
Municipalities	73,520	0	73,520	0
SBA pools	794	0	794	0
Corporate debt	17,131	0	17,131	0
Asset backed securities	12,269	0	12,269	0
Mutual fund	3,067	3,067	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$380	$0	$0	$380
Other real estate owned	2,066	0	0	2,066

	Fair Value Measurements at December 31, 2015 Using
(in thousands)	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities
U.S. agencies	$32,868	$0	$32,868	$0
Collateralized mortgage obligations	2,719	0	2,719	0
Municipalities	68,586	0	68,586	0
SBA pools	806	0	806	0
Corporate debt	13,420	0	10,944	2,476
Asset backed securities	10,138	0	10,138	0
Mutual fund	3,009	3,009	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$1,965	$0	$0	$1,965
Other real estate owned	$2,066	$0	$0	$2,066

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

There have been no significant changes in the valuation techniques during the period ended March 31, 2016.

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

The Company’s calculation of basic and diluted earnings per share (“EPS”) for the three month periods ended March 31, 2016 and 2015 are reflected in the table below.

	THREE MONTHS ENDED
(In thousands)	MARCH 31,
	2016	2015
BASIC EARNINGS PER SHARE

Net income	$1,509	$1,526
Weighted average shares outstanding	8,009	7,972
Net income per common share	$0.19	$0.19

DILUTED EARNINGS PER SHARE

Net income	$1,509	$1,526
Weighted average shares outstanding	8,009	7,972
Effect of dilutive stock options	1	2
Effect of dilutive non-vested restricted shares	42	51
Weighted average shares of common stock and common stock equivalents	8,052	8,025
Net income per diluted common share	$0.19	$0.19

During the three month period ended March 31, 2016, anti-dilutive weighted average options to purchase 28,511 shares of common stock were outstanding, with prices ranging from $9.95 to $15.00. Anti-dilutive weighted average stock options of 54,250 were outstanding during the three month period of 2015, with prices ranging from $10.85 to $15.67. These options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. These options begin to expire in 2016.

There were no anti-dilutive non-vested restricted stock grants for the three months ended March 31, 2016 and 2015.

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

Business combinations and related matters

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

Overview of Results of Operations and Financial Condition

The purpose of this summary is to provide an overview of the items management focuses on when evaluating the condition of the Company and its success in implementing its business and shareholder value strategies. The Company’s business strategy is to operate the Bank as a well-capitalized, profitable and independent community oriented bank.  The Company’s shareholder value strategy has three major objectives: (1) enhancing shareholder value; (2) making its retail banking franchise more valuable; and (3) efficiently utilizing its capital.

Management believes the following were important factors in the Company’s performance during the three month period ended March 31, 2016:

•

The Company recognized net income of $1,509,000 for the three month period ended March 31, 2016, as compared to $1,526,000 for the same period in 2015.  The factors contributing to these results will be discussed below.

•

The Company recognized loan loss provisions of $200,000, primarily due to strong loan growth during the first quarter of 2016, which compares to a $125,000 reversal of loan loss provisions during the three month period of 2015 due to a pay-off of an impaired loan.

•

Net interest income increased $1,341,000 or 21.6% for the three month period ended March 31, 2016, compared to the same period in 2015.  The increase was primarily due to the organic growth of our loan and investment security portfolios, and the $42,831,000 in loans acquired from the Mother Lode Bank acquisition.

•

Non-interest income increased by $10,000 or 1.0% for the three months ended March 31, 2016, as compared to the same period in 2015. The increase was primarily from the incremental service charge fee income recognized on the Mother Lode Bank deposit accounts, which was offset in part by nonrecurring gains on called securities recorded in the first quarter of 2015.

•

Non-interest expense increased by $1,088,000 or 21.3% for the three month period ended March 31, 2016, as compared to the same period in 2015. The increase was mainly due to an increase in staffing necessary to support the loan and deposit growth and the opening of our Sonora branch in December 2015, as well as a $193,000 nonrecurring impaired loan expense recovery recorded during the first quarter of 2015. .

•

Total assets increased $8,712,000 or 1.0% from December 31, 2015.  Total net loans increased by $27,179,000 or 5.1% and investment securities increased by $12,715,000 or 9.7% from December 31, 2015 to March 31, 2016, while deposits increased by $7,749,000 or 1.0% for the same period.

Income Summary

For the three month period ended March 31, 2016, the Company recorded net income of $1,509,000, representing a decrease of $17,000, as compared to the same period in 2015.  Return on average assets (annualized) was 0.67% for the three months ended March 31, 2016, as compared to 0.82%, for the same period in 2015.  Annualized return on average common equity was 7.68% for the three months ended March 31, 2016, as compared to 8.22% for the same period of 2015.

Net income before provisions for income taxes decreased $62,000 for the three month period ended March 31, 2016, from the comparable 2015 period.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

Effect on Pre-Tax Income
(In thousands)	Increase (Decrease)
Three Months Ended
March 31, 2016
Change from 2015 to 2016 in:
Net interest income	$1,341
Provision for loan losses	(325)
Non-interest income	10
Non-interest expense	(1,088)
Change in net income before income taxes	$(62)

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three month period ended March 31, 2016, net interest income was $7,542,000, which represented an increase of $1,341,000 or 21.6% from the comparable period in 2015. The increase is primarily due to organic loan growth while the revenue recognized from loans and deposits acquired from Mother Lode Bank further contributed.

The net interest margin (net interest income as a percentage of average interest earning assets) was 3.76% for the three month period ended March 31, 2016, which increased compared to 3.74% for the same period in 2015. Overall, the Company has experienced net interest margin compression since the economic downturn in 2010 for several reasons: 1) deposit interest rates have essentially reached a threshold in which they cannot reasonably be further reduced, 2) competition in the lending market has driven new loan rates down, 3) loan and investment portfolio yields continue to decrease due to contractual repricing and 4) deposit growth has out-paced loan growth and the elevated interest-bearing cash balances, which yield approximately 0.50%, have compressed our net interest margin. The net interest margin has stabilized over the past two quarters due to a shift in the earning asset mix from cash balances into new loan fundings and investment security purchases that earn a higher yield despite the continued compression of loan and investment yields .

Earning asset yield increased by 1 basis point for the three month period ended March 31, 2016, compared to the same period of 2015. The yield on loans has begun to stabilize due to the positive impact of the December 2015 interest rate hike on floating rate loans but still decreased by 5 basis points for the first quarter of 2016, as compared to 2015. This decrease in loan yield was primarily a result of competitive pressure on the pricing of new loan fundings. The drop in loan yield was offset by deploying a portion of the low yielding cash equivalent balances into the loan and investment portfolios which recognized average balance increases of $96.9 million and $19.2 million, respectively, in the three month period of 2016 as compared to 2015.

The cost of funds on interest-bearing liabilities recognized a moderate decrease of 1 basis point for the three months ended March 31, 2016, compared to the same periods of 2015 mainly due to certificate of deposit accounts that matured and renewed at lower rates. In addition, average non-interest-bearing demand deposit balances increased by $143.1 million, for the three month period ended March 31, 2016, as compared to the same period of 2015, much of which was a result of the accounts acquired from Mother Lode Bank.

The following tables shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three month period ended March 31, 2016 and 2015:

Net Interest Analysis

	Three months ended			Three months ended
	March 31, 2016			March 31, 2015

(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield	Average Balance	Interest Income / Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$553,048	$6,551	4.75%	$456,124	$5,403	4.80%
Investment securities (2)	137,477	1,228	3.58%	118,296	1,083	3.71%
Federal funds sold	7,783	9	0.46%	12,466	7	0.23%
Interest-earning deposits	133,219	176	0.53%	108,516	67	0.25%
Total interest-earning assets	831,527	7,964	3.84%	695,402	6,560	3.83%
Total noninterest earning assets	69,744			60,002
Total assets	901,271			755,404
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	20,393	2	0.04%	15,953	1	0.03%
Money market deposits	291,806	78	0.11%	256,033	67	0.11%
NOW deposits	131,289	23	0.07%	111,037	19	0.07%
Savings deposits	74,211	25	0.14%	42,310	11	0.11%
Time certificates of deposit $250,000 or more	16,616	17	0.41%	10,647	8	0.30%
Other time deposits	33,810	23	0.27%	37,907	45	0.48%
Other borrowings	38	0	0.00%	28	0	0.00%
Total interest-bearing liabilities	568,163	168	0.12%	473,915	151	0.13%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	250,233			201,336
Other liabilities	4,028			4,883
Total noninterest-bearing liabilities	254,261			206,219
Shareholders' equity	78,847			75,270
Total liabilities and shareholders' equity	$901,271			$755,404
Net interest income		$7,796			$6,409
Net interest spread (3)			3.72%			3.70%
Net interest margin (4)			3.76%			3.74%

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

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three month periods ended March 31, 2016 and 2015.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

(In thousands)

	For the Three Months Ended March 31,
	2016 vs 2015
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$1,148	$0	$1,148
Investment securities (2)	208	(63)	145
Federal funds sold	(3)	5	2
Interest-earning deposits	15	94	109
Total interest income	$1,368	$36	$1,404

Interest expense:
Interest-earning DDA	$-	$1	$1
Money market deposits	9	2	11
NOW deposits	3	1	4
Savings deposits	8	6	14
Time CD $250K or more	4	5	9
Other time deposits	(5)	(17)	(22)
Other borrowings	0	0	0
Total interest expense	$19	$(2)	$17

Change in net interest income	$1,349	$38	$1,387

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

The table above reflects how the current low interest rate environment has impacted security yields adversely but overall the interest rate hike in December 2015 has impacted assets more than liabilities as indicated by the increase of $38,000 in net interest income due to the rate change for the first quarter of 2016.  The increase in earning asset balances combined with the overall change in mix of balances resulted in an increase of $1,349,000 to net interest income over the same period.

 Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three month period ended March 31, 2016, non-interest income was $1,037,000, representing an increase of $10,000 or 1.0%, compared to the same period in 2015.

The following tables show the major components of non-interest income:

(in thousands)	For the Three Months Ended March 31,
	2016	2015	$ change	% change
Service charges on deposits	$333	$312	$21	6.7%
Earnings on cash surrender value of life insurance	108	108	0	0.0%
Mortgage commissions	46	45	1	2.2%
Gains on calls and sales of securities	6	109	(103)	(94.5% )
Other income	544	453	91	20.1%
Total non-interest income	$1,037	$1,027	$10	1.0%

Service charges on deposits increased by $21,000 for the three months ended March 31, 2016, compared to the same periods in 2015, as a result of the deposit accounts acquired from Mother Lode Bank.

Mortgage commissions increased by $1,000 for the three months ended March 31, 2016, as compared to the same period of 2015, as the demand for home purchases and refinancing has stabilized.

Net gain on sales and calls of securities decreased by $103,000 in the first quarter of 2016, as compared to the same period in 2015, mainly due to a large nonrecurring call of one security recorded last year.

Other income increased by $91,000 for the three month period ended March 31, 2016, as compared to the same period of 2015, mainly as a result of the increase of $50,000 in debit card fee income as the number of transaction deposit accounts has increased.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

(in thousands)	For the Three Months Ended March 31,
	2016	2015	$ change	% change
Salaries and employee benefits	$3,355	$2,983	$372	12.5%
Occupancy	838	747	91	12.2%
Data processing fees	471	353	118	33.4%
Regulatory assessments (FDIC & DBO)	157	114	43	37.7%
Other	1,366	902	464	51.4%
Total non-interest expense	$6,187	$5,099	$1,088	21.3%

Non-interest expenses increased by $1,088,000 or 21.3% for the three months ended March 31, 2016, as compared to the same period of 2015.  Salaries and employee benefits increased $372,000 for the three months ended March 31, 2016, as compared to the same period of 2015, primarily due to full time equivalent staffing increase from 148 to 164 to support continued loan and deposit growth and the opening of our Sonora branch in December 2015.

Data processing fees increased by $118,000 for the three month periods ended March 31, 2016, as a result of an increased number of transaction accounts including the accounts acquired from Mother Lode Bank. Other expense increased by $464,000 for the three months ended March 31, 2016, compared to the same period in 2015, mainly as a result of a $193,000 recovery of impaired loan expense recorded during the first quarter of 2015, corresponding to the payoff of a non-performing loan. Also included in other expense during the first quarter of 2016, was related merger expenses and core deposit intangible amortization associated with the Mother Lode Bank acquisition totaling $58,000 and $42,000, respectively.

FDIC and DBO (California Department of Business Oversight) regulatory assessments increased by $43,000 for the three months ended March 31, 2016, as compared to the same period in 2015.  The initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC. The assessment rate remained at a relatively lower level than peer institutions due to our stable risk profile, but was offset by a higher deposit base in 2016 as compared to 2015, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis.

Occupancy expenses increased by $91,000 for the three months ended March 31, 2016, as compared to the same period of 2015, which is primarily due to the rent expense and general overhead associated with the Sonora branch which opened in December 2015.

Management anticipates that non-interest expense will continue to increase as we continue to grow.  However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Income Taxes

We reported a provision for income taxes of $683,000 for the three month period ended March 31, 2016, representing a decrease of $45,000 as compared to the provisions reported in the comparable period of 2015. The effective income tax rate on income from continuing operations was 31.2% for the three months ended March 31, 2016, compared to 32.3% for the comparable period of 2015. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans). The disparity between the effective tax rates for 2016 as compared to 2015 is primarily due to tax credits from California Enterprise Zones and low income housing projects as well as tax free-income on loans within these enterprise zones and municipal securities and loans that comprise a larger proportion of pre-tax income in 2016 as compared to 2015.

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

Non-accrual loans totaled $6.70 million at March 31, 2016, as compared to $5.82 million at December 31, 2015.  The non-accrual loans as of March 31, 2016 are loans made to five borrowers primarily for purposes of agriculture and commercial real estate. As of March 31, 2016, we had five loans considered troubled debt restructurings totaling $2.77 million, all of which are included in non-accrual loans.

OREO as of March 31, 2016 consisted of five properties, one of which was a residential land acquired through foreclosure that was written down to a zero balance because the public utilities have not been obtainable rendering these land lots unmarketable at this time. The other OREO properties consisted of two commercial real estate properties and one residential property totaling $1,791,000 that were acquired through foreclosure and one residential land property with a balance of $275,000 that was acquired from Mother Lode Bank.

The following table presents information about the Bank’s non-performing assets, including asset quality ratios as of March 31, 2016 and December 31, 2015:

Non-Performing Assets

(in thousands)	March 31,	December 31,
	2016	2015
Loans in non-accrual status	$6,697	$5,816
Loans past due 90 days or more and accruing	0	0
Total non-performing loans	6,697	5,816
Other real estate owned	2,066	2,066
Total non-performing assets	$8,763	$7,882

Allowance for loan losses	$7,557	$7,534

Asset quality ratios:
Non-performing assets to total assets	0.97%	0.88%
Non-performing loans to total loans	1.18%	1.07%
Allowance for loan losses to total loans	1.33%	1.36%
Allowance for loan losses to total non-performing loans	112.8%	126.5%

Non-performing assets increased by $881,000 as of March 31, 2016, as compared to December 31, 2015, as a result of 3 loans from one borrower totaling $1,182,000 that were placed on non-accrual status which was offset by principal payments totaling $300,000 during the first quarter of 2016. There were no fair value adjustments to OREO properties during the first three months of 2016, as the Company continued to hold the five properties mentioned above.

Allowance for Loan and Lease Losses (“ALLL”)

Due to credit risk inherent in our lending business, we routinely set aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges made for the outstanding loan portfolio have been credited to the allowance for loan losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company recorded loan loss provisions of $200,000 during the three months ended March 31, 2016, compared to a $125,000 reversal of loan loss provisions for the three months ended March 31, 2015 .

The allowance for loan losses increased by $201,000 or 2.7%, to $7,557,000 at March 31, 2016, as compared to $7,356,000 at December 31, 2015.  The Company recognized the increase in the allowance for loan losses during the first three months of the year due to the $200,000 loan loss provision as previously described, and the net loan recovery of $1,000. The increase to the allowance for loan losses was outpaced by the increase in gross loans resulting in a decrease in the allowance for loan losses as a percentage of total loans to 1.33% at March 31, 2016, as compared to 1.36% at December 31, 2015.

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

Although management believes the allowance at March 31, 2016 was adequate to absorb probable losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on our service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of March 31, 2016, and December 31, 2015, we had $159,568,000 and $190,603,000, respectively, in cash and cash equivalents.

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

Deposits

Total deposits at March 31, 2016 were $822,440,000, a $7,749,000 or 1.0% increase from the deposit total of $814,691,000 at December 31, 2015.  Average deposits increased $143,135,000 to $818,358,000 for the three month period ended March 31, 2016 as compared to the same period in 2015, due in part to the $71,125,000 acquired from Mother Lode Bank in December 2015. We attracted deposits due to the safety and soundness of the Bank and our focus on customer service.

Deposits Outstanding

	March 31,	December 31,	Three month change
(in thousands)	2016	2015	$	%

Demand	$260,873	$279,367	$(18,494)	(6.6% )
NOW	145,825	130,674	15,151	11.6%
MMDA	290,558	282,449	8,109	2.9%
Savings	74,682	71,627	3,055	4.3%
Time < $250K	33,881	35,482	(1,601)	(4.5% )
Time > $250K	16,621	15,092	1,529	10.1%

	$822,440	$814,691	$7,749	1.0%

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Five of our clients carry deposit balances of more than 1% of our total deposits, one of which had a deposit balance of more than 3% of total deposits at March 31, 2016.

Since our deposit growth strategy emphasizes core deposit growth we have avoided relying on brokered deposits as a consistent source of funds. The Company had $75,000 and $1,001,000 in brokered deposits as of March 31, 2016 and December 31, 2015, respectively. The only brokered deposits the Bank holds are from CDARS and ICS, a certificate of deposit and money market account program, respectively, that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer.

Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. Our outstanding FHLB advances remained a zero balance at December 31, 2015 and March 31, 2016, as we continue to rely on deposit growth as our primary source of funding. See “Liquidity Management” below for the details on the FHLB borrowings program.

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

The following table shows our capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at March 31, 2016 and December 31, 2015:

					To be well
					capitalized under
(in thousands)			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
Capital ratios for Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2016
Total capital (to Risk- Weighted Assets)	$82,234	11.5%	$61,514	>8.625%	$71,321	>10.0%
Tier I capital (to Risk- Weighted Assets)	$74,413	10.4%	$47,250	>6.625%	$57,057	>8.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$74,413	10.4%	$36,552	>5.515%	$46,359	>6.5%
Tier I capital (to Average Assets)	$74,413	8.3%	$35,951	>4.0%	$44,939	>5.0%

As of December 31, 2015
Total capital (to Risk- Weighted Assets)	$81,462	12.2%	$53,348	>8.0%	$66,685	>10.0%
Tier I capital (to Risk- Weighted Assets)	$73,868	11.1%	$40,011	>6.0%	$53,348	>8.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$73,868	11.1%	$30,008	>4.5%	$43,345	>6.5%
Tier I capital (to Average Assets)	$73,868	9.1%	$32,475	>4.0%	$40,593	>5.0%

Capital ratios for Bancorp:

As of March 31, 2016
Total capital (to Risk- Weighted Assets)	$82,603	11.6%	$61,526	>8.625%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$74,782	10.5%	$47,259	>6.625%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$74,782	10.5%	$36,559	>5.515%	N/A	N/A
Tier I capital (to Average Assets)	$74,782	8.3%	$35,956	>4.0%	N/A	N/A

As of December 31, 2015
Total capital (to Risk- Weighted Assets)	$81,852	12.3%	$53,353	>8.0%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$74,258	11.1%	$40,014	>6.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$74,258	11.1%	$30,011	>4.5%
Tier I capital (to Average Assets)	$74,258	9.2%	$32,478	>4.0%	N/A	N/A

Our bank subsidiary is also subject to capital requirements similar to those discussed above. The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above. At March 31, 2016, our bank subsidiary exceeded the minimum ratios established by the FRB.

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

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. We obtain funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings. Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common and preferred stockholders. Our liquid assets at March 31, 2016 were $231.0 million compared to $269.3 million at December 31, 2015.  Our liquidity level measured as the percentage of liquid assets to total assets was 25.5% and 30.0% at March 31, 2016 and December 31, 2015, respectively. We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of March 31, 2016, our borrowing capacity from the FHLB was approximately $253.6 million and there were no outstanding advances. We also maintain 3 lines of credit with correspondent banks to purchase up to $43 million in federal funds, for which there were no advances as of March 31, 2016.

Off-Balance-Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of March 31, 2016 and December 31, 2015, we had commitments to extend credit of $98.0 million and $91.7 million, respectively, which includes obligations under letters of credit of $1.6 million for both periods.

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

Oak Valley Bancorp
Date: May 13, 2016	By:	/s/ JEFFREY A. GALL
Jeffrey A. Gall
Senior Vice President and Chief Financial Officer
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