Form 10-Q
period 2016-06-30
Oak Valley Bancorp
filed 2016-08-12
CIK 1431567

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,088,155 shares of common stock outstanding as of August 8, 2016.

Oak Valley Bancorp

June 30, 2016

PART I – FINANCIAL STATEMENTS

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands)	June 30, 2016	December 31, 2015
ASSETS
Cash and due from banks	$162,624	$174,778
Federal funds sold	0	15,825
Cash and cash equivalents	162,624	190,603

Securities available for sale	150,299	131,546
Loans, net of allowance for loan loss of $7,680 and $7,356 at June 30, 2016 and December 31, 2015, respectively	569,668	530,394
Bank premises and equipment, net	13,922	14,277
Other real estate owned	1,231	2,066
Interest receivable and other assets	27,891	28,152

	$925,635	$897,038

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$838,458	$814,691
Interest payable and other liabilities	5,184	4,084
Total liabilities	843,642	818,775

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,088,155 and 8,078,155 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	24,682	24,682
Additional paid-in capital	3,346	3,217
Retained earnings	51,239	48,795
Accumulated other comprehensive income, net of tax	2,726	1,569
Total shareholders’ equity	81,993	78,263

	$925,635	$897,038

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share amounts)	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2016	2015	2016	2015
INTEREST INCOME
Interest and fees on loans	$7,129	$5,376	$13,677	$10,779
Interest on securities available for sale	1,016	898	1,993	1,773
Interest on federal funds sold	5	9	14	17
Interest on deposits with banks	147	72	323	139
Total interest income	8,297	6,355	16,007	12,708

INTEREST EXPENSE
Deposits	191	155	359	307
Total interest expense	191	155	359	307

Net interest income	8,106	6,200	15,648	12,401
Provision for (reversal of) loan losses	125	0	325	(125)

Net interest income after provision for (reversal of) loan losses	7,981	6,200	15,323	12,526

OTHER INCOME
Service charges on deposits	337	308	670	620
Earnings on cash surrender value of life insurance	95	106	203	214
Mortgage commissions	49	42	95	88
Net gain on sales and calls of securities	12	73	18	182
Other	563	627	1,107	1,079
Total non-interest income	1,056	1,156	2,093	2,183

OTHER EXPENSES
Salaries and employee benefits	3,370	2,955	6,725	5,938
Occupancy expenses	813	724	1,651	1,471
Data processing fees	440	358	911	711
Regulatory assessments (FDIC & DBO)	170	131	327	245
Other operating expenses	1,394	1,025	2,760	1,926
Total non-interest expense	6,187	5,193	12,374	10,291

Net income before provision for income taxes	2,850	2,163	5,042	4,418

PROVISION FOR INCOME TAXES	946	653	1,629	1,382
NET INCOME	$1,904	$1,510	$3,413	$3,036

NET INCOME PER COMMON SHARE	$0.24	$0.19	$0.43	$0.38

NET INCOME PER DILUTED COMMON SHARE	$0.24	$0.19	$0.42	$0.38

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands)	2016	2015	2016	2015

Net income	$1,904	$1,510	$3,413	$3,036
Other comprehensive income:
Unrealized holding gains (losses) on securities arising during the current period, net of tax effect of $748 thousand and $816 thousand for the three and six month periods ended June 30, 2016 and 2015, respectively, and ($824) and ($783) for the comparable 2015 periods	1,069	(1,178)	1,168	(1,120)
Reclassification adjustment due to net gains realized on sales and calls of securities, net of tax effect of $5 thousand and $7 thousand for the three and six months ended June 30, 2016, respectively, and $30 thousand and $75 thousand for the comparable 2015 periods	(7)	(43)	(11)	(107)
Other comprehensive income (loss)	1,062	(1,221)	1,157	(1,227)
Comprehensive income	$2,966	$289	$4,570	$1,809

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	YEAR ENDED DECEMBER 31, 2015 AND SIX MONTHS ENDED JUNE 30, 2016
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2015	8,074,855	$24,682	$2,910	$45,582	$1,867	$75,041
Stock options exercised						0
Tax benefit on stock based compensation			46			46
Restricted stock issued	6,000					0
Restricted stock forfeited	(2,700)					0
Cash dividends declared				(1,695)		(1,695)
Stock based compensation			261			261
Other comprehensive loss					(298)	(298)
Net income				4,908		4,908
Balances, December 31, 2015	8,078,155	$24,682	$3,217	$48,795	$1,569	$78,263

Restricted stock issued	10,000					$0
Cash dividends declared				(969)		(969)
Stock based compensation			129			129
Other comprehensive income					1,157	1,157
Net income				3,413		3,413
Balances, June 30, 2016	8,088,155	$24,682	$3,346	$51,239	$2,726	$81,993

The accompanying notes are an integral part of these consolidated financial statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
(dollars in thousands)	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,413	$3,036
Adjustments to reconcile net earnings to net cash from operating activities:
Provision (reversal of provision) for loan losses	325	(125)
Decrease in deferred fees/costs, net	(132)	(46)
Depreciation	646	588
Amortization of investment securities, net	164	87
Stock based compensation	129	123
Gain on sale of premises and equipment	(1)	(5)
OREO write downs and losses on sale	88	50
Gain on sales and calls of available for sale securities	(18)	(182)
Earnings on cash surrender value of life insurance	(203)	(214)
Gain on BOLI death benefit	(2)	(66)
Increase (decrease) in interest payable and other liabilities	1,100	(1,137)
Increase in interest receivable	(125)	(111)
Increase in other assets	(324)	(260)
Net cash from operating activities	5,060	1,738

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(32,286)	(25,084)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	15,353	16,475
Net increase in loans	(39,467)	(9,011)
Purchase of FHLB Stock	(79)	0
Proceeds from sale of OREO	746	0
Proceeds from redemption of BOLI policies	186	292
Proceeds from sales of premises and equipment	1	5
Net purchases of premises and equipment	(291)	(237)
Net cash used in investing activities	(55,837)	(17,560)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(969)	(808)
Net increase in demand deposits and savings accounts	22,180	15,841
Net increase (decrease) in time deposits	1,587	(1,485)
Net cash from financing activities	22,798	13,548

NET DECREASE IN CASH AND CASH EQUIVALENTS	(27,979)	(2,274)

CASH AND CASH EQUIVALENTS, beginning of period	190,603	144,288

CASH AND CASH EQUIVALENTS, end of period	$162,624	$142,014

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$368	$318
Income taxes	$11	$1,940

NON-CASH INVESTING ACTIVITIES:
Change in unrealized gain (loss) on available-for-sale securities	$1,966	$(9)

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

On July 3, 2008 (the “Effective Date”), a bank holding company reorganization was completed whereby Oak Valley Bancorp (“the Company”) became the parent holding company for Oak Valley Community Bank ( the “Bank”).  On the Effective Date, a tax-free exchange was completed whereby each outstanding share of the Bank was converted into one share of the Company and the Bank became the sole wholly-owned subsidiary of the holding company.

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

The consolidated financial statements include the accounts of the Company and its wholly-owned bank subsidiary. All material intercompany transactions have been eliminated. In the opinion of Management, the consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations, changes in shareholders’ equity and cash flows.  All adjustments are of a normal, recurring nature.

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

The interim consolidated financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2016 are not necessarily indicative of the results of a full year’s operations. Certain prior year amounts have been reclassified to conform to the current year presentation. There was no effect on net income or shareholders’ equity as a result of reclassifications. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2015.

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

The following table reflects the estimated fair values of the assets acquired and liabilities assumed related to the MLB Acquisition:

(Dollars in thousands)	Acquisition Date December 23, 2015
Assets:
Cash and cash equivalents	$30,804
Loans	42,831
Core deposit intangible	1,031
Deferred tax asset	2,651
Goodwill	662
Other assets	738
Total assets acquired	$78,717

Liabilities:
Deposits:
Non-interest bearing	$36,177
Interest bearing
Transaction accounts	6,112
Savings accounts	15,727
Money market accounts	7,602
Other time accounts	5,507
Total deposits	71,125

Other liabilities	256
Total liabilities assumed	$71,381

Merger consideration	$7,336

The following table presents the net assets acquired from MLB and the estimated fair value adjustments:

(Dollars in thousands)	Acquisition Date December 23, 2015
Book value of net assets acquired from Mother Lode Bank	$4,884

Fair value adjustments:
Loans	(2,960)
Reversal of Allowance for Loan Loss	1,279
Core deposit intangible asset	1,031
Other assets & liabilities, net	(210)
Total purchase accounting adjustments	$(860)

Deferred tax asset (tax effect of purchase accounting adjustments at 41.15%)	354
DTA Carryforward	2,296
Fair value of net assets acquired from Mother Lode Bank	$6,674

Merger consideration	7,336
Less: fair value of net assets acquired	(6,674)
Goodwill	$662

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

Core Deposit Intangible

The core deposit intangible represents the estimated future benefits of acquired deposits and is booked separately from the related deposits. The value of the core deposit intangible asset was determined using a discounted cash flow approach to arrive at the cost differential between the core deposits (non-maturity deposits such as transaction, savings and money market accounts) and alternative funding sources. A core deposit intangible asset of $1,031,000 was recorded on December 23, 2015, of which $40,000 and $81,000 was amortized during the three and six month periods ended June 30, 2016, respectively. The core deposit intangible is amortized on an accelerated basis over an estimated ten-year life, and it is evaluated periodically for impairment. No impairment loss was recognized as of June 30, 2016.

Acquisition Related Expenses

Acquisition-related expenses are recognized as incurred and continue until all systems have been converted and operational functions become fully integrated. We incurred one-time third-party acquisition-related expenses in the consolidated statements of income totaling $83,000 and $141,000 during the three and six month periods ended June 30, 2016, respectively. The conversion of the operating systems was completed in April 2016.

NOTE 4 – SECURITIES

The amortized cost and estimated fair values of debt securities as of June 30, 2016 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$29,075	$1,171	$(4)	$30,242
Collateralized mortgage obligations	4,505	25	(10)	4,520
Municipalities	72,458	4,116	(14)	76,560
SBA pools	788	0	(4)	784
Corporate debt	19,345	25	(298)	19,072
Asset backed securities	16,277	15	(265)	16,027
Mutual fund	3,218	0	(124)	3,094
	$145,666	$5,352	$(719)	$150,299

The following tables detail the gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2016.

(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$3,795	$(4)	$0	$0	$3,795	$(4)
Collateralized mortgage obligations	2,111	(10)	0	0	2,111	(10)
Municipalities	1,472	(10)	428	(4)	1,900	(14)
SBA pools	0	0	783	(4)	783	(4)
Corporate debt	13,569	(284)	478	(14)	14,047	(298)
Asset backed securities	2,864	(44)	9,659	(221)	12,523	(265)
Mutual fund	0	0	3,094	(124)	3,094	(124)
Total temporarily impaired securities	$23,811	$(352)	$14,442	$(367)	$38,253	$(719)

At June 30, 2016, there was one U.S municipality, two SBA pools, three corporate debts, five asset backed securities and one mutual fund that comprised the total securities in an unrealized loss position for greater than 12 months and two U.S. agencies, one collateralized mortgage obligation, two municipalities, nine corporate debts and two asset backed securities that make up the total securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and volatility of the security’s fair value. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes and the Company does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of investment securities at June 30, 2016, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)
	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	$8,550	$9,038
Due after one year through five years	48,517	49,908
Due after five years through ten years	56,321	57,947
Due after ten years	32,278	33,406
	$145,666	$150,299

The amortized cost and estimated fair values of debt securities as of December 31, 2015, are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$31,815	$1,142	$(89)	$32,868
Collateralized mortgage obligations	2,729	17	(27)	2,719
Municipalities	66,535	2,248	(197)	68,586
SBA pools	811	0	(5)	806
Corporate debt	13,497	44	(121)	13,420
Asset backed securities	10,321	0	(183)	10,138
Mutual fund	3,172	0	(163)	3,009
	$128,880	$3,451	$(785)	$131,546

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

We recognized gross gains of $12,000 and $18,000 for the three and six month periods ended June 30, 2016, respectively, on certain available-for-sale securities that were called or sold, which compares to $73,000 in the same periods of 2015. There were no securities sold during the first six months of 2016, compared to two available-for-sale securities sold during the first six months of 2015, which resulted in a loss of $32,000 on one sale and a gain of 13,000 on the other sale.

Securities carried at $83,348,000 and $65,902,000 at June 30, 2016 and December 31, 2015, respectively, were pledged to secure deposits of public funds.

NOTE 5 – LOANS

Our customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of June 30, 2016, approximately 78% of the Company’s loans are commercial real estate loans which include construction loans. Approximately 12% of the Company’s loans are for general commercial uses including professional, retail, and small business. Additionally, 6% of the Company’s loans are for residential real estate and other consumer loans. The remaining 4% are agriculture loans. Loan totals were as follows:

(in thousands)
	June 30, 2016	December 31, 2015
Commercial real estate:
Commercial real estate- construction	$16,459	$19,363
Commercial real estate- mortgages	371,393	363,644
Land	9,478	10,239
Farmland	56,260	29,801
Commercial and industrial	65,359	63,776
Consumer	910	774
Consumer residential	35,275	32,588
Agriculture	24,640	20,847
Total loans	579,774	541,032

Less:
Deferred loan fees and costs, net	(2,426)	(3,282)
Allowance for loan losses	(7,680)	(7,356)
Net loans	$569,668	$530,394

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At June 30, 2016 and December 31, 2015, commercial real estate loans equal to approximately 42.8% and 44.3%, respectively, of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.

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

The following table presents the fair value of purchased credit-impaired and other loans acquired from Mother Lode Bank as of the acquisition date:

	December 23, 2015
(in thousands)	Purchased credit-impaired loans	Other purchased loans	Total

Contractually required payments including interest	$1,982	$44,007	$45,989
Less: nonaccretable difference	(1,103)	0	(1,103)
Cash flows expected to be collected (undiscounted)	879	44,007	44,886
Accretable yield	(14)	(2,041)	(2,055)
Fair value of purchased loans	$865	$41,966	$42,831

The following table reflects the outstanding balance and related carrying value of PCI loans as of June 30, 2016 and December 31, 2015:

(in thousands)	June 30, 2016		December 31, 2015
Commercial real estate:	Unpaid principal balance	Carrying value	Unpaid principal balance	Carrying value
Commercial real estate- construction	$0	$0	$0	$0
Commercial real estate- mortgages	0	0	196	118
Land	795	286	795	269
Farmland	0	0	0	0
Commercial and industrial	529	529	794	478
Consumer	0	0	0	0
Consumer residential	0	0	0	0
Agriculture	0	0	0	0
Total purchased credit-impaired loans	$1,324	$815	$1,785	$865

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

Non-accrual loans, segregated by class of loans, were as follows:

(in thousands)	June 30, 2016	December 31, 2015
Commercial real estate:
Land	$2,340	$2,739
Farmland	0	51
Commercial and industrial	314	322
Agriculture	0	2,704
Total non-accrual loans	$2,654	$5,816

Excluded from the above non-accrual loan table are the carrying values of Purchased Credit Impaired loans acquired in the MLB Acquisition.

Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income of approximately $38,000 and $79,000 in the three and six month periods ended June 30, 2016, respectively, as compared to $71,000 and $153,000 in the same periods of 2015.

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of June 30, 2016 (in thousands):

June 30, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Purchased Credit Impaired Loans	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$16,459	$0	16,459	$0
Commercial R.E. - mortgages	0	0	0	0	371,393	0	371,393	0
Land	0	0	2,047	2,047	7,145	286	9,478	0
Farmland	0	0	0	0	56,260	0	56,260	0
Commercial and industrial	994	0	307	1,301	63,529	529	65,359	0
Consumer	0	0	0	0	910	0	910	0
Consumer residential	0	0	0	0	35,275	0	35,275	0
Agriculture	0	0	0	0	24,640	0	24,640	0
Total	$994	$0	$2,354	$3,348	$575,611	$815	579,774	$0

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

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. There was no interest income realized on impaired loans for the three months ended June 30, 2016 and 2015.

Impaired loans as of June 30, 2016 and December 31, 2015 are set forth in the following tables. PCI loans are excluded from the tables below, as they have not experienced post acquisition declines in cash flows expected to be collected.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
June 30, 2016
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0
Land	2,712	292	2,048	2,340	0
Farmland	0	0	0	0	0
Commercial and Industrial	355	314	0	314	680
Consumer	0	0	0	0	0
Consumer residential	0	0	0	0	0
Agriculture	0	0	0	0	0
Total	$3,067	$606	$2,048	$2,654	$680

December 31, 2015
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0
Land	3,856	0	2,739	2,739	722
Farmland	63	51	0	51	0
Commercial and Industrial	357	322	0	322	0
Consumer	0	0	0	0	0
Consumer residential	0	0	0	0	0
Agriculture	2,704	2,704	0	2,704	0
Total	$6,980	$3,077	$2,739	$5,816	$722

Average recorded investment in impaired loans outstanding as of June 30, 2016 and 2015 is set forth in the following table.

	Average Recorded Investment for the
(in thousands)	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	324
Land	2,498	2,964	2,396	2,976
Farmland	0	64	0	67
Commercial and Industrial	318	1,360	316	1,105
Consumer	0	0	0	0
Consumer residential	0	0	0	0
Agriculture	0	0	0	0
Total	$2,816	$4,388	$2,712	$4,472

Troubled Debt Restructurings – In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

At June 30, 2016, there were 5 loans that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $2,654,000. At December 31, 2015, there were 5 loans that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $3,060,000. At June 30, 2016 and December 31, 2015 there were no unfunded commitments on loans classified as a troubled debt restructures. We have allocated $680,000 and $722,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of June 30, 2016 and December 31, 2015, respectively.

The modification of the terms of such loans typically includes one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date; or a temporary payment modification in which the payment amount allocated towards principal was reduced. In some cases, a permanent reduction of the accrued interest on the loan is conceded. During the six months ended June 30, 2016, one loan was modified as troubled debt restructuring by extending the maturity date. During the three and six month periods ended June 30, 2015, the terms of two loans were modified as troubled debt restructurings by extending the maturity dates.

The following tables presents loans by class modified as troubled debt restructurings that occurred during the three and six month periods ended June 30, 2016 and 2015:

(dollars in thousands)	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Commercial R.E. - construction	0	$0	$0	0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	0	0	0	1	570	570
Farmland	0	0	0	0	0	0
Commercial and industrial	0	0	0	1	24	24
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Total	0	$0	$0	2	$594	$594

(dollars in thousands)	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Commercial R.E. - construction	0	$0	$0	0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	1	473	473	1	570	570
Farmland	0	0	0	0	0	0
Commercial and industrial	0	0	0	1	24	24
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Total	1	$473	$473	2	$594	$594

The troubled debt restructuring during the six months ended June 30, 2016 did not increase the allowance for loan losses as a result of loan modifications. There were no charge-offs as a result of loan modifications, as the contractual balances outstanding were determined to be collectible.

There were no loans modified as troubled debt restructurings within the previous twelve months and for which there was a payment default during the three and six month periods ended June 30, 2016 and 2015. A loan is considered to be in payment default once it is ninety days contractually past due under the modified terms.

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

1. Exceptional Loan - Loans with A+ credits that contain very little, if any, risk. Grade 1 loans are considered Pass. To qualify for this rating, the following characteristics must be present:

-	A high level of liquidity and whose debt-servicing capacity exceeds expected obligations by a substantial margin.
-	Where leverage is below average for the industry and earnings are consistent or growing without severe vulnerability to economic cycles.
-

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

2. Quality Loan - Loans with excellent sources of repayment that conform in all respects to bank policy and regulatory requirements. These are also loans for which little repayment risk has been identified. No credit or collateral exceptions. Grade 2 loans are considered Pass. Other factors include:

-	Unquestionable debt-servicing capacity to cover all obligations in the ordinary course of business from well-defined primary and secondary sources.
-	Consistent strong earnings.
-	A solid equity base.

3A. Better than Acceptable Loan - In the interest of better delineating the loan portfolio’s true credit risk for reserve allocation, further granularity has been sought by splitting the grade 3 category into three classifications. The distinction between the three are bank-defined guidelines and represent a further refinement of the regulatory definition of a pass, or grade 3 loan. Grade 3A is the stronger third of the pass category, but is not strong enough to be a grade 2 and is characterized by:

-	Strong earnings with no loss in last three years and ample cash flow to service all debt well above policy guidelines.
-	Long term experienced management with depth and defined management succession.
-	The loan has no exceptions to policy.
-	Loan-to-value on real estate secured transactions is 10% to 20% less than policy guidelines.
-	Very liquid balance sheet that may have cash available to pay off our loan completely.
-	Little to no debt on balance sheet.

3B. Acceptable Loan - 3B loans are simply defined as all loans that are less qualified than 3A loans and are stronger than 3C loans. These loans are characterized by acceptable sources of repayment that conform to bank policy and regulatory requirements. Repayment risks are acceptable for these loans. Credit or collateral exceptions are minimal, are in the process of correction, and do not represent repayment risk. These loans:

- Are those where the borrower has average financial strengths, a history of profitable operations and experienced management.

- Are those where the borrower can be expected to handle normal credit needs in a satisfactory manner.

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

5 Other Loans Especially Mentioned (Special Mention) - A special mention extension of credit is defined as having potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date result in the deterioration of the repayment prospects for the credit or the institution’s credit position. Extensions of credit that might be detailed in this category include the following:

-	The lending officer may be unable to properly supervise the credit because of an inadequate loan or credit agreement.
-	Questions exist regarding the condition of and/or control over collateral.
-	Economic or market conditions may unfavorably affect the obligor in the future.
-	A declining trend in the obligor’s operations or an imbalanced position in the balance sheet exists, but not to the point that repayment is jeopardized.

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

As of June 30, 2016 and December 31, 2015, there are no loans that are classified with a risk grade of 8- Loss.

The following table presents weighted average risk grades of our loan portfolio:

	June 30, 2016	December 31, 2015
	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.17	3.72
Commercial real estate - mortgages	3.10	3.16
Land	2.35	4.58
Farmland	3.09	3.12
Commercial and industrial	3.16	3.57
Consumer	1.62	1.99
Consumer residential	2.97	3.01
Agriculture	3.00	3.39
Total gross loans	3.08	3.25

The following table presents risk grade totals by class of loans as of June 30, 2016 and December 31, 2015. Risk grades 1 through 4 have been aggregated in the “Pass” line.

(in thousands)	Commercial R.E. Construction	Commercial R.E. Mortgages	Land	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

June 30, 2016
Pass	$16,459	$369,914	$6,144	$56,260	$63,255	$882	$34,857	$24,640	$572,411
Special mention	-	994	-	-	300	-	37	-	1,331
Substandard	-	484	3,055	-	1,804	29	380	-	5,752
Doubtful	-	-	280	-	-	-	-	-	280
Total loans	$16,459	$371,392	$9,479	$56,260	$65,359	$911	$35,274	$24,640	$579,774

December 31, 2015
Pass	$18,312	$357,339	$6,358	$28,568	$55,957	$745	$32,532	$18,143	$517,954
Special mention	-	4,389	110	-	6,153	-	-	-	10,652
Substandard	1,051	1,916	3,283	1,233	1,416	29	56	2,704	11,688
Doubtful	-	-	488	-	250	-	-	-	738
Total loans	$19,363	$363,644	$10,239	$29,801	$63,776	$774	$32,588	$20,847	$541,032

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2016 and 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses For the Three and Six Months Ended June 30, 2016 and 2015
(in thousands) Three Months Ended June 30, 2016	Commercial Real Estate	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Unallocated	Total
Beginning balance	$5,998	$720	$44	$398	$302	$95	$7,557
Charge-offs	0	0	(4)	0	0	0	(4)
Recoveries	0	0	2	0	0	0	2
Provision for (reversal of) loan losses	135	(49)	13	(11)	129	(92)	125
Ending balance	$6,133	$671	$55	$387	$431	$3	$7,680

Six Months Ended June 30, 2016
Beginning balance	$5,920	$627	$38	$426	$309	$36	$7,356
Charge-offs	-	-	(7)	-	-	-	(7)
Recoveries	3	-	3	-	-	-	6
(Reversal of) provision for loan losses	210	44	21	(39)	122	(33)	325
Ending balance	$6,133	$671	$55	$387	$431	$3	$7,680

(in thousands) Three Months Ended June 30, 2015	Commercial Real Estate	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Unallocated	Total
Beginning balance	$5,810	$685	$50	$555	$181	$128	$7,409
Charge-offs	0	0	(21)	0	0	0	(21)
Recoveries	1	0	1	0	0	0	2
Provision for (reversal of provision) loan losses	73	(102)	15	(75)	82	7	0
Ending balance	$5,884	$583	$45	$480	$263	$135	$7,390

Six Months Ended June 30, 2015
Beginning balance	$5,963	$720	$42	$388	$286	$135	$7,534
Charge-offs	0	0	(24)	0	0	0	(24)
Recoveries	2	0	3	0	0	0	5
(Reversal of) provision for loan losses	(81)	(137)	24	92	(23)	0	(125)
Ending balance	$5,884	$583	$45	$480	$263	$135	$7,390

The following table details the allowance for loan losses and ending gross loan balances as of June 30, 2016, December 31, 2015 and June 30, 2015 summarized by collective and individual evaluation methods of impairment.

(in thousands)

June 30, 2016	Commercial Real Estate	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Unallocated	Total
Allowance for loan losses for loans:
Individually evaluated for impairment	$680	$0	$0	$0	$0		$680
Collectively evaluated for impairment	5,453	671	55	387	431	3	7,000
	$6,133	$671	$55	$387	$431	$3	$7,680

Ending gross loan balances:
Individually evaluated for impairment	$2,340	$314	$0	$0	$0	$0	$2,654
Individually evaluated purchased credit impaired loans	286	529	0	0	0	0	815
Collectively evaluated for impairment	450,964	64,516	910	35,275	24,640	0	576,305
	$453,590	$65,359	$910	$35,275	$24,640	$0	$579,774

December 31, 2015
Allowance for loan losses for loans:
Individually evaluated for impairment	$722	$0	$0	$0	$0		$722
Collectively evaluated for impairment	5,198	627	38	426	309	36	6,634
	$5,920	$627	$38	$426	$309	$36	$7,356

Ending balances of loans:
Individually evaluated for impairment	$2,790	$322	$0	$0	$2,704	$0	$5,816
Individually evaluated purchased credit impaired loans	387	478	0	0	0	0	865
Collectively evaluated for impairment	419,870	62,976	774	32,588	18,143	0	534,351
	$423,047	$63,776	$774	$32,588	$20,847	$0	$541,032

June 30, 2015
Allowance for loan losses for loans:
Individually evaluated for impairment	$854	$95	$0	$0	$0	$0	$949
Collectively evaluated for impairment	5,030	488	45	480	263	135	6,441
	$5,884	$583	$45	$480	$263	$135	$7,390

Ending gross loan balances:
Individually evaluated for impairment	$3,006	$1,357	$0	$0	$0	$0	$4,363
Collectively evaluated for impairment	382,967	42,405	787	20,173	12,768	0	459,100
	$385,973	$43,762	$787	$20,173	$12,768	$0	$463,463

Changes in the reserve for off-balance-sheet commitments were as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2016	2015	2016	2015

Balance, beginning of period	$264	$227	$238	$218
(Recovery) Provision to Operations for Off Balance Sheet Commitments	(7)	7	19	16
Balance, end of period	$257	$234	$257	$234

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

At June 30, 2016 and December 31, 2015, loans carried at $579,774,000 and $541,032,000, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 6 – OTHER REAL ESTATE OWNED

As of June 30, 2016, the Company owned three properties classified as other real estate totaling $1,231,000, compared to five properties totaling $2,066,000 as of December 31, 2015. Each of the OREO properties was acquired through loan foreclosure, except for one property with a balance of $275,000 that was acquired in the Mother Lode Bank acquisition. One of the properties owned at June 30, 2016 and December 31, 2015, was a residential land property that was written down to a zero balance because the public utilities have not been obtainable rendering these land lots unmarketable at this time. There was one sale during the six months ended June 30, 2016 that accounted for the disposition of two OREO properties, and there were no sales during the six months ended June 30, 2015.

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

Future compensation under both plans is earned for services rendered through retirement. The Bank accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the plans. The Bank’s current benefit liability is determined based on vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which average approximately 10 years. The salary continuation liability as of June 30, 2016 and December 31, 2015 was $2,463,000 and $2,440,000, respectively, and is reported in interest payable and other liabilities on the condensed consolidated balance sheets.

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

The combined cash surrender value of all Bank-owned life insurance policies recorded in interest receivable and other assets on the condensed consolidated balance sheets were $13,766,000 and $13,747,000 at June 30, 2016 and December 31, 2015, respectively.

NOTE 8 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of June 30, 2016 and December 31, 2015. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between levels during the six month periods ended June 30, 2016 or 2015.

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

The estimated fair values of the Company’s financial instruments not measured at fair value at June 30, 2016 were as follows:

(in thousands)	Carrying Amount	Fair Value	Hierarchy Valuation Level
Financial assets:
Cash and cash equivalents	$162,624	162,624	1
Restricted equity securities	3,795	3,795	2
Loans, net	569,668	576,177	3
Interest receivable	2,545	2,545	2

Financial liabilities:
Deposits	(838,458)	(775,136)	3
Interest payable	(28)	(28)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,030)	3

The estimated fair values of the Company’s financial instruments not measured at fair value at December 31, 2015 were as follows:

(in thousands)	Carrying Amount	Fair Value	Hierarchy Valuation Level
Financial assets:
Cash and cash equivalents	$190,603	$190,603	1
Restricted equity securities	3,716	3,716	2
Loans, net	530,394	537,761	3
Interest receivable	2,420	2,420	2

Financial liabilities:
Deposits	(814,691)	(725,982)	3
Interest payable	(36)	(36)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(917)	3

The following table presents the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the condensed consolidated balance sheets at each respective period end, by level within the fair value hierarchy as of June 30, 2016 and December 31, 2015.

	Fair Value Measurements at June 30, 2016 Using
(in thousands)	June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$30,242	$0	$30,242	$0
Collateralized mortgage obligations	4,520	0	4,520	0
Municipalities	76,560	0	76,560	0
SBA pools	784	0	784	0
Corporate debt	19,072	0	19,072	0
Asset backed securities	16,027	0	16,027	0
Mutual fund	3,094	3,094	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$2,047	$0	$0	$2,047
Commercial and industrial	307	0	0	307
Other real estate owned	1,231	0	0	1,231

	Fair Value Measurements at December 31, 2015 Using
(in thousands)	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities
U.S. agencies	$32,868	$0	$32,868	$0
Collateralized mortgage obligations	2,719	0	2,719	0
Municipalities	68,586	0	68,586	0
SBA pools	806	0	806	0
Corporate debt	13,420	0	10,944	2,476
Asset backed securities	10,138	0	10,138	0
Mutual fund	3,009	3,009	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$1,965	$0	$0	$1,965
Other real estate owned	$2,066	$0	$0	$2,066

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

Net realizable value of the underlying collateral is the fair value of the collateral less estimated selling costs and any prior liens. Appraisals, recent comparable sales, offers and listing prices are factored in when valuing the collateral. We review and verify the qualifications and licenses of the certified general appraisers used for appraising commercial properties or certified residential appraisers for residential properties. Real estate appraisals may utilize a combination of approaches including replacement cost, sales comparison and the income approach. Comparable sales and income data are analyzed by the appraisers and adjusted to reflect differences between them and the subject property such as type, leasing status and physical condition. When the appraisals are received, Management reviews the assumptions and methodology utilized in the appraisal, as well as the overall resulting value in conjunction with independent data sources such as recent market data and industry-wide statistics. We generally use a 6% discount for selling costs which is applied to all properties, regardless of size. Appraised values may be adjusted to reflect changes in market conditions that have occurred subsequent to the appraisal date, or for revised estimates regarding the timing or cost of the property sale. These adjustments are based on qualitative judgments made by management on a case-by-case basis. No fair value adjustments were made to OREO properties during the three and six months ended June 30, 2016.

There have been no significant changes in the valuation techniques during the period ended June 30, 2016.

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

The Company’s calculation of basic and diluted earnings per share (“EPS”) for the three and six month periods ended June 30, 2016 and 2015 are reflected in the table below.

(In thousands)	THREE MONTHS ENDED JUNE 30,
	2016	2015
BASIC EARNINGS PER SHARE

Net income	$1,904	$1,510
Weighted average shares outstanding	8,028	7,992
Net income per common share	$0.24	$0.19

DILUTED EARNINGS PER SHARE

Net income	$1,904	$1,510
Weighted average shares outstanding	8,028	7,992
Effect of dilutive stock options	1	1
Effect of dilutive non-vested restricted shares	31	43
Weighted average shares of common stock and common stock equivalents	8,060	8,037
Net income per diluted common share	$0.24	$0.19

(In thousands)	SIX MONTHS ENDED JUNE 30,
	2016	2015
BASIC EARNINGS PER SHARE

Net income	$3,413	$3,036
Weighted average shares outstanding	8,018	7,982
Net income per common share	$0.43	$0.38

DILUTED EARNINGS PER SHARE

Net income	$3,413	$3,036
Weighted average shares outstanding	8,018	7,982
Effect of dilutive stock options	1	2
Effect of dilutive non-vested restricted shares	37	47
Weighted average shares of common stock and common stock equivalents	8,056	8,031
Net income per diluted common share	$0.42	$0.38

During the three and six month periods ended June 30, 2016, anti-dilutive weighted average options to purchase 26,500 and 27,505 shares of common stock were outstanding, respectively, with prices ranging from $9.95 to $15.00. Anti-dilutive weighted average stock options of 51,843 and 56,919 were outstanding during the three and six month periods of 2015, respectively, with prices ranging from $9.95 to $15.67. These options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. These options begin to expire in 2016.

There were no anti-dilutive non-vested restricted stock grants for the three and six months ended June 30, 2016 and 2015.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion explains the significant factors affecting our operations and financial position for the periods presented. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear or that are referenced to elsewhere in this report, and with the audited consolidated financial statements and accompanying notes included in our 2015 Annual Report on Form 10-K, as amended. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Management believes the following were important factors in the Company’s performance during the three and six month periods ended June 30, 2016:

•

The Company recognized net income of $1,904,000 and $3,413,000 for the three and six month periods ended June 30, 2016, respectively, as compared to $1,510,000 and $3,036,000 for the same periods in 2015.  The factors contributing to these results will be discussed below.

•

The Company recognized loan loss provisions of $125,000 and $325,000, during the three and six month periods ended June 30, 2016, respectively, primarily due to strong loan growth. This compares to no provisions during the second quarter of 2015, and a $125,000 reversal of loan loss provisions during the six month period of 2015 due to a pay-off received on an impaired loan.

•

Net interest income increased $1,906,000 or 30.7% and $3,247,000 or 26.2% for the three and six month periods ended June 30, 2016, respectively, compared to the same periods in 2015.  The increase was primarily due to the organic growth of our loan and investment security portfolios, and the $42,831,000 in loans acquired from the Mother Lode Bank acquisition.

•

Non-interest income decreased by $100,000 or 8.7% and $90,000 or 4.1% for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. The decrease was primarily from a reduction in non-recurring gains on called investment securities and FHLB dividend income which was offset in part by the incremental service charge fee income recognized on the Mother Lode Bank deposit accounts.

•

Non-interest expense increased by $994,000 or 19.1% and $2,083,000 or 20.2% for the three and six month periods ended June 30, 2016, respectively, as compared to the same periods in 2015. The increase was mainly due to an increase in staffing necessary to support the loan and deposit growth and the opening of our Sonora branch in December 2015.

•

Total assets increased $28,597,000 or 3.2% from December 31, 2015.  Total net loans increased by $39,274,000 or 7.4% and investment securities increased by $18,753,000 or 14.3% from December 31, 2015 to June 30, 2016, while deposits increased by $23,767,000 or 2.9% for the same period.

Income Summary

For the three and six month periods ended June 30, 2016, the Company recorded net income of $1,904,000 and $3,413,000, respectively, representing increases of $394,000 and $377,000, respectively, as compared to the same periods in 2015.  Return on average assets (annualized) was 0.85% and 0.76% for the three and six months ended June 30, 2016, respectively, as compared to 0.81% for the same periods in 2015.  Annualized return on average common equity was 9.48% and 8.08% for the three and six months ended June 30, 2016, respectively, as compared to 7.94% and 8.08% for the same periods of 2015.

Net income before provisions for income taxes increased $687,000 and $624,000 for the three and six month periods ended June 30, 2016, respectively, from the comparable 2015 periods.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

(In thousands)	Effect on Pre-Tax Income Increase (Decrease) Three Months Ended June 30, 2016	Effect on Pre-Tax Income Increase (Decrease) Six Months Ended June 30, 2016
Change from 2015 to 2016 in:
Net interest income	$1,906	$3,247
Provision for loan losses	(125)	(450)
Non-interest income	(100)	(90)
Non-interest expense	(994)	(2,083)
Change in net income before income taxes	$687	$624

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three and six month periods ended June 30, 2016, net interest income was $8,106,000 and $15,648,000, respectively, which represented increases of $1,906,000 or 30.7% and $3,247,000 or 26.2% from the comparable periods in 2015. The increase is primarily due to organic loan growth in addition to the revenue recognized from loans and deposits acquired from Mother Lode Bank. Further, the Company recognized accretion of $550,000 and $723,000 during the three and six month periods ended June 30, 2016, respectively, on the fair value discount of the acquired loans, which is included in the net interest income totals.

The net interest margin (net interest income as a percentage of average interest earning assets) was 4.03% and 3.90% for the three and six month periods ended June 30, 2016, respectively, which increased compared to 3.70% and 3.72% for the same periods in 2015, mainly due to the loan discount accretion as discussed above. Overall, the Company has experienced net interest margin compression since the economic downturn in 2010 for several reasons: 1) deposit interest rates have essentially reached a threshold in which they cannot reasonably be further reduced, 2) competition in the lending market has driven new loan rates down, 3) loan and investment portfolio yields continue to decrease due to contractual repricing and 4) deposit growth has out-paced loan growth and the elevated interest-bearing cash balances, which yield approximately 0.50%, have compressed our net interest margin. Despite these factors, the net interest margin has stabilized over the past three quarters due to a shift in the earning asset mix from cash balances into new loan fundings and investment security purchases that earn a higher yield despite the continued compression of loan and investment yields.

Earning asset yield increased by 35 and 17 basis points for the three and six month periods ended June 30, 2016, respectively, compared to the same periods of 2015, mainly due to the loan discount accretion as discussed above. Overall, the yield on loans has begun to stabilize due to the positive impact of the December 2015 interest rate hike on floating rate loans, which combined with the loan discount accretion, resulted in loan yield increases of 24 and 9 basis points for the second quarter and six month period of 2016, respectively, as compared to 2015. Furthermore, the Company has deployed a significant portion of the low yielding cash equivalent balances into the loan and investment portfolios which recognized average balance increases of $108.2 million and $17.9 million, respectively, in the six month period of 2016 as compared to 2015.

The cost of funds on interest-bearing liabilities remained flat at 0.13% for the three and six months ended June 30, 2016 and 2015, as deposit rates remain at historic lows and have essentially reached a floor whereby further reductions are not feasible. The Company continues to recognize strong core deposit growth as evidenced by the increase in average non-interest-bearing demand deposit balances of $49.7 million and $49.3, for the three and six month periods ended June 30, 2016, respectively, as compared to the same period of 2015, much of which was a result of the accounts acquired from Mother Lode Bank.

The following tables shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three and six month periods ended June 30, 2016 and 2015:

Net Interest Analysis

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield	Average Balance	Interest Income / Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$573,298	$7,133	4.99%	$453,835	$5,377	4.75%
Investment securities (2)	143,069	1,272	3.57%	126,495	1,124	3.56%
Federal funds sold	4,216	5	0.48%	16,072	9	0.22%
Interest-earning deposits	111,314	147	0.53%	101,174	72	0.29%
Total interest-earning assets	831,897	8,557	4.13%	697,576	6,582	3.78%
Total noninterest earning assets	71,675			54,619
Total Assets	903,572			752,195

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	22,031	2	0.04%	15,563	1	0.03%
Money market deposits	287,389	81	0.11%	265,933	69	0.10%
NOW deposits	150,670	37	0.10%	109,624	19	0.07%
Savings deposits	72,009	29	0.16%	47,554	14	0.12%
Time certificates of deposit $250,000 or more	17,599	12	0.27%	10,166	7	0.28%
Other time deposits	33,519	30	0.36%	37,319	45	0.48%
Other borrowings	0	0	0.00%	20	0	0.00%
Total interest-bearing liabilities	583,217	191	0.13%	486,179	155	0.13%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	235,651			185,994
Other liabilities	4,153			3,774
Total noninterest-bearing liabilities	239,804			189,768
Shareholders' equity	80,551			76,248
Total liabilities and shareholders' equity	$903,572			$752,195
Net interest income		$8,366			$6,427
Net interest spread (3)			3.99%			3.66%
Net interest margin (4)			4.03%			3.70%

(1)  Loan fees have been included in the calculation of interest income.

(2) Yields and interest income on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

(5) Annual interest rates are computed by dividing the interest income/expense by the number of days in the period multiplied by 365.

	Six months ended June 30, 2016			Six months ended June 30, 2015
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield	Average Balance	Interest Income / Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$563,173	$13,684	4.87%	$454,973	$10,781	4.78%
Investment securities (2)	140,273	2,500	3.57%	122,418	2,206	3.63%
Federal funds sold	5,999	15	0.50%	14,279	17	0.24%
Interest-earning deposits	122,266	323	0.53%	104,824	139	0.27%
Total interest-earning assets	831,711	16,522	3.98%	696,494	13,143	3.81%
Total noninterest earning assets	70,711			57,297
Total assets	902,422			753,791

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	21,212	4	0.04%	15,757	3	0.04%
Money market deposits	289,597	159	0.11%	261,011	138	0.11%
NOW deposits	140,980	60	0.09%	110,326	37	0.07%
Savings deposits	73,196	54	0.15%	44,947	25	0.11%
Time certificates of deposit $250,000 or more	17,558	26	0.30%	10,162	16	0.32%
Other time deposits	33,129	56	0.34%	37,854	88	0.47%
Other borrowings	19	0	0.00%	24	0	0.00%
Total interest-bearing liabilities	575,691	359	0.13%	480,081	307	0.13%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	242,942			193,623
Other liabilities	4,090			4,325
Total noninterest-bearing liabilities	247,032			197,948
Shareholders' equity	79,699			75,762
Total liabilities and shareholders' equity	$902,422			$753,791
Net interest income		$16,163			$12,836
Net interest spread (3)			3.86%			3.68%
Net interest margin (4)			3.90%			3.72%

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

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three and six month periods ended June 30, 2016 and 2015.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

(In thousands)

(in thousands)	For the Three Months Ended June 30, 2016 vs 2015 Increase (Decrease) in interest income and expense due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$1,415	$341	$1,756
Investment securities (2)	147	1	148
Federal funds sold	(7)	3	(4)
Interest-earning deposits	7	68	75
Total interest income	$1,562	$413	$1,975

Interest expense:
Interest-earning DDA	0	1	1
Money market deposits	6	6	12
NOW deposits	7	11	18
Savings deposits	7	8	15
Time CD $100K or more	5	0	5
Other time deposits	(5)	(10)	(15)
Other borrowings	0	0	0
Total interest expense	$20	$16	$36

Change in net interest income	$1,542	$397	$1,939

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

The table above reflects how the loan discount accretion of $550,000 impacted the loan yields and the interest rate hike in December 2015 has impacted interest-earning cash balances as indicated by the increase of $397,000 in net interest income due to rate changes for the second quarter of 2016.  The increase in earning asset balances combined with the overall change in mix of balances resulted in an increase of $1,542,000 to net interest income over the same period.

(in thousands)	For the Six Months Ended June 30, 2016 vs 2015 Increase (Decrease) in interest income and expense due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$2,564	$339	$2,903
Investment securities (2)	322	(28)	294
Federal funds sold	(10)	8	(2)
Interest-earning deposits	23	161	184
Total interest income	$2,899	$480	$3,379

Interest expense:
Interest-earning DDA	$1	$-	$1
Money market deposits	15	6	21
NOW deposits	10	13	23
Savings deposits	16	13	29
Time CD $250K or more	12	(2)	10
Other time deposits	(11)	(21)	(32)
Other borrowings	0	0	0
Total interest expense	$43	$9	$52

Change in net interest income	$2,856	$471	$3,327

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

The table above reflects how the loan discount accretion of $723,000 impacted the loan yields and the interest rate hike in December 2015 has impacted interest-earning cash balances as indicated by the increase of $471,000 in net interest income due to rate changes for the first six months of 2016.  The increase in earning asset balances combined with the overall change in mix of balances resulted in an increase of $2,856,000 to net interest income over the same period.

 Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three and six month periods ended June 30, 2016, non-interest income was $1,056,000 and $2,093,000, respectively, representing decreases of $100,000 or 1.0% and $90,000 or 4.1%, compared to the same periods in 2015.

The following tables show the major components of non-interest income:

(in thousands)	For the Three Months Ended June 30,
	2016	2015	$ change	% change
Service charges on deposits	$337	$308	$29	9.4%
Earnings on cash surrender value of life insurance	95	106	(11)	(10.4%	)
Mortgage commissions	49	42	7	16.7%
Gains on calls and sales of securities	12	73	(61)	(83.6%	)
Other income	563	627	(64)	(10.2%	)
Total non-interest income	$1,056	$1,156	$(100)	(8.7%	)

(in thousands)	For the Six Months Ended June 30,
	2016	2015	$ change	% change
Service charges on deposits	$670	$620	$50	8.1%
Earnings on cash surrender value of life insurance	203	214	(11)	(5.1%	)
Mortgage commissions	95	88	7	8.0%
Net gain on sales and calls of securities	18	182	(164)	(90.1%	)
Other income	1,107	1,079	28	2.6%
Total non-interest income	$2,093	$2,183	$(90)	(4.1%	)

Service charges on deposits increased by $29,000 and $50,000 for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, partially as a result of the deposit accounts acquired from Mother Lode Bank.

Mortgage commissions increased by $7,000 for the three and six months ended June 30, 2016, as compared to the same periods of 2015, as the demand for home purchases and refinancing has stabilized.

Net gain on sales and calls of securities decreased by $63,000 and $164,000 in the second quarter and six month period of 2016, respectively, as compared to the same periods in 2015, mainly due to a large nonrecurring call of one security recorded last year.

Other income decreased by $64,000 for the three month period ended June 30, 2016, and increased by $28,000 for the six month period of 2016, as compared to the same periods of 2015. The second quarter decrease is mainly a result of the a large one-time FHLB dividend that was recorded in the second quarter of 2015, which was offset in part by transaction based fee income as the number of transaction deposit accounts has increased.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

(in thousands)	For the Three Months Ended June 30,
	2016	2015	$ change	% change
Salaries and employee benefits	$3,370	$2,955	$415	14.0%
Occupancy	813	724	89	12.3%
Data processing fees	440	358	82	22.9%
Regulatory assessments (FDIC & DBO)	170	131	39	29.8%
Other	1,394	1,025	369	36.0%
Total non-interest expense	$6,187	$5,193	$994	19.1%

(in thousands)	For the Six Months Ended June 30,
	2016	2015	$ change	% change
Salaries and employee benefits	$6,725	$5,938	$787	13.3%
Occupancy	1,651	1,471	180	12.2%
Data processing fees	911	711	200	28.1%
Regulatory assessments (FDIC & DBO)	327	245	82	33.5%
Other	2,760	1,926	834	43.3%
Total non-interest expense	$12,374	$10,291	$2,083	20.2%

Non-interest expenses increased by $994,000 or 19.1% and $2,083,000 or 20.2% for the three and six months ended June 30, 2016, respectively, as compared to the same periods of 2015.  Salaries and employee benefits increased $415,000 and $787,000 for the three and six months ended June 30, 2016, respectively, as compared to the same periods of 2015, primarily due to additional staffing required to support the continued loan and deposit growth and the opening of our Sonora branch in December 2015.

Occupancy expenses increased by $89,000 and $180,000 for the three and six months ended June 30, 2016, respectively, as compared to the same periods of 2015, which is primarily due to the rent expense and general overhead associated with the Sonora branch which opened in December 2015. Data processing fees increased by $82,000 and $200,000 for the three and six month periods ended June 30, 2016, respectively, as a result of an increased number of transaction accounts including the accounts acquired from Mother Lode Bank.

FDIC and DBO (California Department of Business Oversight) regulatory assessments increased by $39,000 and $82,000 for the three and six months ended June 30, 2016, respectively, as compared to the same periods in 2015.  The initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC. The assessment rate remained at a relatively lower level than peer institutions due to our stable risk profile, but was offset by a higher deposit base in 2016 as compared to 2015, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis.

Other expense increased by $369,000 and $834,000 for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015, mainly as a result of a $193,000 recovery of impaired loan expense recorded during the first quarter of 2015, corresponding to the payoff of a non-performing loan. Also included in other expense during the six month period ended June 30, 2016, were related merger expenses and core deposit intangible amortization associated with the Mother Lode Bank acquisition totaling $141,000 and $81,000, respectively.

Management anticipates that non-interest expense will continue to increase as we continue to grow.  However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Income Taxes

We reported provisions for income taxes of $946,000 and $1,629,000 for the three and six month periods ended June 30, 2016, respectively, representing increases of $293,000 and $247,000 as compared to the provisions reported in the comparable periods of 2015. The effective income tax rates on income from continuing operations was 33.2% and 32.3% for the three and six months ended June 30, 2016, respectively, compared to 30.2% and 31.3% for the comparable periods of 2015. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans). The disparity between the effective tax rates for 2016 as compared to 2015 is primarily due to tax credits from California Enterprise Zones and low income housing projects as well as tax free-income on loans within these enterprise zones and municipal securities and loans that comprise a larger proportion of pre-tax income in 2015 as compared to 2016.

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

Non-accrual loans totaled $2.65 million at June 30, 2016, as compared to $5.82 million at December 31, 2015.  The non-accrual loans as of June 30, 2016 are loans made to three borrowers primarily for purposes of residential real estate development. As of June 30, 2016, we had five loans considered troubled debt restructurings totaling $2.65 million, all of which are included in non-accrual loans.

OREO as of June 30, 2016 consisted of three properties, one of which was a residential land acquired through foreclosure that was written down to a zero balance because the public utilities have not been obtainable rendering these land lots unmarketable at this time. The other OREO assets consisted of a residential property totaling $956,000 that was acquired through foreclosure and one residential land property with a balance of $275,000 that was acquired from Mother Lode Bank.

The following table presents information about the Bank’s non-performing assets, including asset quality ratios as of June 30, 2016 and December 31, 2015:

Non-Performing Assets

(in thousands)	June 30, 2016	December 31, 2015
Loans in non-accrual status	$2,654	$5,816
Loans past due 90 days or more and accruing	0	0
Total non-performing loans	2,654	5,816
Other real estate owned	1,231	2,066
Total non-performing assets	$3,885	$7,882

Allowance for loan losses	$7,680	$7,534

Asset quality ratios:
Non-performing assets to total assets	0.42%	0.88%
Non-performing loans to total loans	0.46%	1.07%
Allowance for loan losses to total loans	1.32%	1.36%
Allowance for loan losses to total non-performing loans	289.4%	126.5%

Non-performing assets decreased by $3,997,000 as of June 30, 2016, as compared to December 31, 2015, as a result of 3 loans from one borrower totaling $3,886,000 that were paid off which are included in the total principal payments of $4,299,000 during the first six months of 2016. The Company also sold two OREO properties for total proceeds of $746,000, which resulted in a loss on sale of $88,000. There were no fair value adjustments to OREO properties during the first six months of 2016.

Allowance for Loan and Lease Losses (“ALLL”)

Due to credit risk inherent in our lending business, we routinely set aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges made for the outstanding loan portfolio have been credited to the allowance for loan losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company recorded loan loss provisions of $125,000 and $325,000 during the three and six months ended June 30, 2016, respectively, compared to no provisions during the second quarter of 2015 and a $125,000 reversal of loan loss provisions for the six months ended June 30, 2015.

The allowance for loan losses increased by $324,000 or 4.4%, to $7,680,000 at June 30, 2016, as compared to $7,356,000 at December 31, 2015.  The Company recognized the increase in the allowance for loan losses during the first six months of the year due to the $325,000 loan loss provision as previously described, and the net loan charge-off of $1,000. The increase to the allowance for loan losses was outpaced by the increase in gross loans resulting in a decrease in the allowance for loan losses as a percentage of total loans to 1.32% at June 30, 2016, as compared to 1.36% at December 31, 2015.

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

Although management believes the allowance at June 30, 2016 was adequate to absorb probable losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on our service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of June 30, 2016, and December 31, 2015, we had $162,624,000 and $190,603,000, respectively, in cash and cash equivalents.

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

Deposits

Total deposits at June 30, 2016 were $838,458,000, a $23,767,000 or 2.9% increase from the deposit total of $814,691,000 at December 31, 2015.  Average deposits increased $144,934,000 to $818,614,000 for the six month period ended June 30, 2016 as compared to the same period in 2015, due in part to the $71,125,000 acquired from Mother Lode Bank in December 2015. We attracted deposits due to the safety and soundness of the Bank and our focus on customer service.

Deposits Outstanding

	June 30,	December 31,	Six month change
(in thousands)	2016	2015	$	%

Demand	$266,036	$279,367	$(13,331)	(4.8% )
NOW	163,391	130,674	32,717	25.0%
MMDA	285,263	282,449	2,814	1.0%
Savings	71,607	71,627	(20)	(0.0% )
Time < $250K	34,532	35,482	(950)	(2.7% )
Time > $250K	17,629	15,092	2,537	16.8%
	$838,458	$814,691	$23,767	2.9%

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Four of our clients carry deposit balances of more than 1% of our total deposits, one of which had a deposit balance of more than 3% of total deposits at June 30, 2016.

Since our deposit growth strategy emphasizes core deposit growth we have avoided relying on brokered deposits as a consistent source of funds. The Company had $50,000 and $1,001,000 in brokered deposits as of June 30, 2016 and December 31, 2015, respectively. The only brokered deposits the Bank holds are from CDARS and ICS, a certificate of deposit and money market account program, respectively, that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer.

Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. Our outstanding FHLB advances remained a zero balance at December 31, 2015 and June 30, 2016, as we continue to rely on deposit growth as our primary source of funding. See “Liquidity Management” below for the details on the FHLB borrowings program.

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

The following table shows our capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at June 30, 2016 and December 31, 2015:

(in thousands)	Actual		For capital adequacy purposes		To be well capitalized under prompt corrective action provisions
Capital ratios for Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2016
Total capital (to Risk- Weighted Assets)	$84,376	11.7%	$62,156	>8.625%	$72,065	>10.0%
Tier I capital (to Risk- Weighted Assets)	$76,439	10.6%	$47,743	>6.625%	$57,652	>8.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$76,439	10.6%	$36,933	>5.515%	$46,842	>6.5%
Tier I capital (to Average Assets)	$76,439	8.5%	$36,042	>4.0%	$45,052	>5.0%

As of December 31, 2015
Total capital (to Risk- Weighted Assets)	$81,462	12.2%	$53,348	>8.0%	$66,685	>10.0%
Tier I capital (to Risk- Weighted Assets)	$73,868	11.1%	$40,011	>6.0%	$53,348	>8.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$73,868	11.1%	$30,008	>4.5%	$43,345	>6.5%
Tier I capital (to Average Assets)	$73,868	9.1%	$32,475	>4.0%	$40,593	>5.0%

Capital ratios for Bancorp:

As of June 30, 2016
Total capital (to Risk- Weighted Assets)	$84,710	11.8%	$62,173	>8.625%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$76,773	10.7%	$47,756	>6.625%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$76,773	10.7%	$36,944	>5.515%	N/A	N/A
Tier I capital (to Average Assets)	$76,773	8.5%	$36,048	>4.0%	N/A	N/A

As of December 31, 2015
Total capital (to Risk- Weighted Assets)	$81,852	12.3%	$53,353	>8.0%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$74,258	11.1%	$40,014	>6.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$74,258	11.1%	$30,011	>4.5%
Tier I capital (to Average Assets)	$74,258	9.2%	$32,478	>4.0%	N/A	N/A

Our bank subsidiary is also subject to capital requirements similar to those discussed above. The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above. At June 30, 2016, our bank subsidiary exceeded the minimum ratios established by the FRB.

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

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. We obtain funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings. Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common and preferred stockholders. Our liquid assets at June 30, 2016 were $236.1 million compared to $269.3 million at December 31, 2015.  Our liquidity level measured as the percentage of liquid assets to total assets was 25.5% and 30.0% at June 30, 2016 and December 31, 2015, respectively. We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of June 30, 2016, our borrowing capacity from the FHLB was approximately $226.4 million and there were no outstanding advances. We also maintain 3 lines of credit with correspondent banks to purchase up to $48 million in federal funds, for which there were no advances as of June 30, 2016.

Off-Balance-Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of June 30, 2016 and December 31, 2015, we had commitments to extend credit of $99.4 million and $91.7 million, respectively, which includes obligations under letters of credit of $1.8 million and $1.6 million, respectively.

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

Oak Valley Bancorp
Date: August 9, 2016	By:	/s/ JEFFREY A. GALL
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