Form 10-Q
period 2016-09-30
Oak Valley Bancorp
filed 2016-11-14
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,091,455 shares of common stock outstanding as of November 10, 2016.

Oak Valley Bancorp

September 30, 2016

Table of Contents

		Page
PART I – FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

Condensed Consolidated Balance Sheets at September 30, 2016 (Unaudited) and December 31, 2015		3

Condensed Consolidated Statements of Income for the Three and Nine month periods Ended September 30, 2016 and September 30, 2015 (Unaudited)		4

Condensed Consolidated Statements of Comprehensive Income for the Three and Nine month periods Ended September 30, 2016 and September 30, 2015 (Unaudited)		5

Condensed Consolidated Statements of Changes of Shareholders’ Equity for the Year Ended December 31, 2015 and the Nine-month period Ended September 30, 2016 (Unaudited)		6

Condensed Consolidated Statements of Cash Flows for the Nine-month periods Ended September 30, 2016 and September 30, 2015 (Unaudited)		7

Notes to Condensed Consolidated Financial Statements		8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

Item 4.	Controls and Procedures	48

PART II – OTHER INFORMATION		49

Item 1.	Legal Proceedings	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	49
Item 3.	Defaults Upon Senior Securities	49
Item 4.	Mine Safety Disclosures	49
Item 5.	Other Information	49
Item 6.	Exhibits	50

PART I – FINANCIAL STATEMENTS

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands)	September 30,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$133,243	$174,778
Federal funds sold	14,020	15,825
Cash and cash equivalents	147,263	190,603

Securities available for sale	160,077	131,546
Loans, net of allowance for loan loss of $7,767 and $7,356 at September 30, 2016 and December 31, 2015, respectively	592,650	530,394
Bank premises and equipment, net	13,712	14,277
Other real estate owned	1,485	2,066
Interest receivable and other assets	31,831	28,152

	$947,018	$897,038

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$859,756	$814,691
Interest payable and other liabilities	4,404	4,084
Total liabilities	864,160	818,775

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,093,555 and 8,078,155 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	24,682	24,682
Additional paid-in capital	3,412	3,217
Retained earnings	52,198	48,795
Accumulated other comprehensive income, net of tax	2,566	1,569
Total shareholders’ equity	82,858	78,263

	$947,018	$897,038

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share amounts)	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015	2016	2015
INTEREST INCOME
Interest and fees on loans	$6,807	$5,515	$20,484	$16,293
Interest on securities available for sale	1,045	914	3,038	2,687
Interest on federal funds sold	4	8	18	24
Interest on deposits with banks	169	72	492	212
Total interest income	8,025	6,509	24,032	19,216

INTEREST EXPENSE
Deposits	196	155	555	461
Total interest expense	196	155	555	461

Net interest income	7,829	6,354	23,477	18,755
Provision for (reversal of) loan losses	90	0	415	(125)

Net interest income after provision for (reversal of) loan losses	7,739	6,354	23,062	18,880

OTHER INCOME
Service charges on deposits	341	307	1,011	927
Earnings on cash surrender value of life insurance	102	108	305	322
Mortgage commissions	49	26	144	114
Net gain on sales and calls of securities	10	3	28	186
Other	575	521	1,682	1,599
Total non-interest income	1,077	965	3,170	3,148

OTHER EXPENSES
Salaries and employee benefits	3,225	2,852	9,950	8,790
Occupancy expenses	819	743	2,470	2,214
Data processing fees	435	366	1,346	1,077
Regulatory assessments (FDIC & DBO)	178	123	505	368
Other operating expenses	1,267	1,215	4,027	3,141
Total non-interest expense	5,924	5,299	18,298	15,590

Net income before provision for income taxes	2,892	2,020	7,934	6,438

PROVISION FOR INCOME TAXES	962	638	2,591	2,020
NET INCOME	$1,930	$1,382	$5,343	$4,418

NET INCOME PER COMMON SHARE	$0.24	$0.17	$0.67	$0.55

NET INCOME PER DILUTED COMMON SHARE	$0.24	$0.17	$0.66	$0.55

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2016	2015	2016	2015

Net income	$1,930	$1,382	$5,343	$4,418
Other comprehensive income (loss):
Unrealized holding (losses) gains on securities arising during the current period, net of tax effect of ($108) thousand and $709 thousand for the three and nine month periods ended September 30, 2016 and 2015, respectively, and $290 thousand and ($492) thousand for the comparable 2015 periods	(154)	415	1,014	(704)
Reclassification adjustment due to net gains realized on sales and calls of securities, net of tax effect of $4 thousand and $11 thousand for the three and nine months ended September 30, 2016, respectively, and $1 thousand and $77 thousand for the comparable 2015 periods	(6)	(2)	(17)	(109)
Other comprehensive income (loss)	(160)	413	997	(813)
Comprehensive income	$1,770	$1,795	$6,340	$3,605

The accompanying notes are an integral part of these consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	YEAR ENDED DECEMBER 31, 2015 AND NINE MONTHS ENDED SEPTEMBER 30, 2016
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2015	8,074,855	$24,682	$2,910	$45,582	$1,867	$75,041
Tax benefit on stock based compensation			46			46
Restricted stock issued	6,000					0
Restricted stock forfeited	(2,700)					0
Cash dividends declared				(1,695)		(1,695)
Stock based compensation			261			261
Other comprehensive loss					(298)	(298)
Net income				4,908		4,908
Balances, December 31, 2015	8,078,155	$24,682	$3,217	$48,795	$1,569	$78,263

Restricted stock issued	17,000					$0
Restricted stock forfeited	(1,600)
Cash dividends declared				(1,940)		(1,940)
Stock based compensation			195			195
Other comprehensive income					997	997
Net income				5,343		5,343
Balances, September 30, 2016	8,093,555	$24,682	$3,412	$52,198	$2,566	$82,858

The accompanying notes are an integral part of these consolidated financial statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,343	$4,418
Adjustments to reconcile net earnings to net cash from operating activities:
Provision (reversal of provision) for loan losses	415	(125)
Decrease in deferred fees/costs, net	(29)	(123)
Depreciation	948	892
Amortization of investment securities, net	270	132
Stock based compensation	195	197
Gain on sale of premises and equipment	(4)	(5)
OREO write downs and losses on sale	88	50
Gain on sales and calls of available for sale securities	(28)	(186)
Earnings on cash surrender value of life insurance	(305)	(322)
Gain on BOLI death benefit	(2)	(66)
Increase (decrease) in interest payable and other liabilities	320	(1,044)
Decrease in interest receivable	52	75
Increase in other assets	(228)	(178)
Net cash from operating activities	7,035	3,715

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(47,182)	(34,506)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	20,103	24,958
Net increase in loans	(62,895)	(22,876)
Purchase of FHLB Stock	(79)	0
Purchase of BOLI policies	(4,000)	0
Proceeds from sale of OREO	746	0
Proceeds from redemption of BOLI policies	186	292
Proceeds from sales of premises and equipment	4	5
Net purchases of premises and equipment	(383)	(562)
Net cash used in investing activities	(93,500)	(32,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(1,940)	(1,696)
Net increase in demand deposits and savings accounts	40,612	43,078
Net increase (decrease) in time deposits	4,453	(82)
Net cash from financing activities	43,125	41,300

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(43,340)	12,326

CASH AND CASH EQUIVALENTS, beginning of period	190,603	144,288

CASH AND CASH EQUIVALENTS, end of period	$147,263	$156,614

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$558	$466
Income taxes	$1,434	$3,545

NON-CASH INVESTING ACTIVITIES:
Real estate acquired through foreclosure	$253	$0
Change in unrealized gain (loss) on available-for-sale securities	$1,694	$(1,382)

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

The interim consolidated financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2016 are not necessarily indicative of the results of a full year’s operations. Certain prior year amounts have been reclassified to conform to the current year presentation. There was no effect on net income or shareholders’ equity as a result of reclassifications. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2015.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). This update changes the methodology used by financial institutions under current U.S. GAAP to recognize credit losses in the financial statements.  Currently, U.S. GAAP requires the use of the incurred loss model, whereby financial institutions recognize in current period earnings, incurred credit losses and those inherent in the financial statements, as of the date of the balance sheet.    This guidance results in a new model for estimating the allowance for loan and lease losses, commonly referred to as the Current Expected Credit Loss (“CECL”) model.  Under the CECL model, financial institutions are required to estimate future credit losses and recognize those losses in current period earnings.  The amendments within the update are effective for fiscal years and all interim periods beginning after December 15, 2019, with early adoption permitted.  Upon adoption of the amendments within this update, the Company will be required to make a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. The Company is currently in the process of evaluating the impact the adoption of this update will have on its financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments (Topic 230). This update clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice related to eight specific cash flow issues. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of the amendments within this update will have a material impact on the Company’s financial statements.

NOTE 3 – ACQUISITION

On December 23, 2015, in effort to expand our market presence and enhance shareholder value, the Company acquired Mother Lode Bank ("MLB"), via a merger with and into the Bank, upon the consummation of which all outstanding common shares and unexercised options to purchase MLB common stock were cancelled, in exchange for $7,336,000 in cash (the "MLB Acquisition"). On January 29, 2016, the two acquired MLB branches in Sonora were closed after management determined that our two existing branches in Sonora would be able to support our acquired customers. The assets acquired and liabilities assumed, both tangible and intangible, were recorded at their fair values as of the acquisition date in accordance with ASC 805.

During the third quarter of 2016, the Company determined that deferred tax assets acquired from MLB totaling $2,651,000, mainly from net operating loss carryforwards, cannot be utilized by the Company. As a result, the Company decreased deferred tax assets and increased goodwill by $2,651,000 as of the December 23, 2015 acquisition date in the tables below. Additionally, all related financial statement disclosures have been revised. These revisions did not impact previously reported net income or shareholders equity.

The following table reflects the estimated fair values of the assets acquired and liabilities assumed related to the MLB Acquisition:

(Dollars in thousands)	Acquisition Date December 23, 2015
Assets:
Cash and cash equivalents	$30,804
Loans	42,831
Core deposit intangible	1,031
Goodwill	3,312
Other assets	738
Total assets acquired	$78,717

Liabilities:
Deposits:
Non-interest bearing	$36,177
Interest bearing
Transaction accounts	6,112
Savings accounts	15,727
Money market accounts	7,602
Other time accounts	5,507
Total deposits	71,125

Other liabilities	256
Total liabilities assumed	$71,381

Merger consideration	$7,336

The following table presents the net assets acquired from MLB and the estimated fair value adjustments:

(Dollars in thousands)	Acquisition Date December 23, 2015
Book value of net assets acquired from Mother Lode Bank	$4,884

Fair value adjustments:
Loans	(2,960)
Reversal of Allowance for Loan Loss	1,279
Core deposit intangible asset	1,031
Other assets & liabilities, net	(210)
Total purchase accounting adjustments	$(860)

Fair value of net assets acquired from Mother Lode Bank	$4,024

Merger consideration	7,336
Less: fair value of net assets acquired	(4,024)
Goodwill	$3,312

As a result of the MLB Acquisition, we recorded $3,312,000 in goodwill, which represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed. Goodwill mainly reflects expected value created through the combined operations of MLB and the Company. At December 31, 2015, we determined that the fair value of our traditional community banking activities (provided through our branch network) exceeded the carrying amount. Therefore, no impairment on goodwill has been recorded. The following is a description of the methods used to determine the fair values of significant assets and liabilities at acquisition date presented above.

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

Core Deposit Intangible

The core deposit intangible represents the estimated future benefits of acquired deposits and is booked separately from the related deposits. The value of the core deposit intangible asset was determined using a discounted cash flow approach to arrive at the cost differential between the core deposits (non-maturity deposits such as transaction, savings and money market accounts) and alternative funding sources. A core deposit intangible asset of $1,031,000 was recorded on December 23, 2015, of which $39,000 and $120,000 was amortized during the three and nine month periods ended September 30, 2016, respectively. The core deposit intangible is amortized on an accelerated basis over an estimated ten-year life, and it is evaluated periodically for impairment. No impairment loss was recognized as of September 30, 2016.

Acquisition Related Expenses

Acquisition-related expenses are recognized as incurred and continue until all systems have been converted and operational functions become fully integrated. We incurred one-time third-party acquisition-related expenses in the consolidated statements of income totaling $49,000 and $190,000 during the three and nine month periods ended September 30, 2016, respectively. The conversion of the operating systems was completed in April 2016.

NOTE 4 – SECURITIES

The amortized cost and estimated fair values of debt securities as of September 30, 2016 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$28,940	$1,078	$(3)	$30,015
Collateralized mortgage obligations	4,329	18	(3)	4,344
Municipalities	73,649	3,923	(19)	77,553
SBA pools	5,209	1	(9)	5,201
Corporate debt	21,347	113	(395)	21,065
Asset backed securities	19,003	4	(218)	18,789
Mutual fund	3,240	0	(130)	3,110
	$155,717	$5,137	$(777)	$160,077

The following tables detail the gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2016.

(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$744	$(3)	$0	$0	$744	$(3)
Collateralized mortgage obligations	3,270	(3)	0	0	3,270	(3)
Municipalities	5,572	(15)	427	(4)	5,999	(19)
SBA pools	2,152	(5)	772	(4)	2,924	(9)
Corporate debt	12,162	(372)	972	(23)	13,134	(395)
Asset backed securities	5,128	(45)	10,165	(173)	15,293	(218)
Mutual fund	0	0	3,109	(130)	3,109	(130)
Total temporarily impaired securities	$29,028	$(443)	$15,445	$(334)	$44,473	$(777)

At September 30, 2016, there was one U.S municipality, two SBA pools, three corporate debts, six asset backed securities and one mutual fund that comprised the total securities in an unrealized loss position for greater than 12 months and one U.S. agency, two collateralized mortgage obligations, six municipalities, one SBA pool, seven corporate debts and two asset backed securities that make up the total securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and volatility of the security’s fair value. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes and the Company does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of investment securities at September 30, 2016, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$10,008	$10,696
Due after one year through five years	48,629	49,721
Due after five years through ten years	62,904	64,489
Due after ten years	34,176	35,171
	$155,717	$160,077

The amortized cost and estimated fair values of debt securities as of December 31, 2015, are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$31,815	$1,142	$(89)	$32,868
Collateralized mortgage obligations	2,729	17	(27)	2,719
Municipalities	66,535	2,248	(197)	68,586
SBA pools	811	0	(5)	806
Corporate debt	13,497	44	(121)	13,420
Asset backed securities	10,321	0	(183)	10,138
Mutual fund	3,172	0	(163)	3,009
	$128,880	$3,451	$(785)	$131,546

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

We recognized gross gains of $10,000 and $29,000 for the three and nine month periods ended September 30, 2016, respectively, on certain available-for-sale securities that were called or sold, which compares to $3,000 and $218,000 in the same periods of 2015. There were no securities sold during the first nine months of 2016, compared to two available-for-sale securities sold during the first nine months of 2015, which resulted in a gross loss of $32,000 on one sale and a gross gain of $13,000 on the other sale.

Securities carried at $83,423,000 and $65,902,000 at September 30, 2016 and December 31, 2015, respectively, were pledged to secure deposits of public funds.

NOTE 5 – LOANS

Our customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of September 30, 2016, approximately 78% of the Company’s loans are commercial real estate loans which include construction loans. Approximately 11% of the Company’s loans are for general commercial uses including professional, retail, and small business. Additionally, 6% of the Company’s loans are for residential real estate and other consumer loans. The remaining 5% are agriculture loans. Loan totals were as follows:

(in thousands)	September 30, 2016	December 31, 2015
Commercial real estate:
Commercial real estate- construction	$18,861	$19,363
Commercial real estate- mortgages	384,164	363,644
Land	9,561	10,239
Farmland	56,651	29,801
Commercial and industrial	68,073	63,776
Consumer	736	774
Consumer residential	36,756	32,588
Agriculture	27,767	20,847
Total loans	602,569	541,032

Less:
Deferred loan fees and costs, net	(2,152)	(3,282)
Allowance for loan losses	(7,767)	(7,356)
Net loans	$592,650	$530,394

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At September 30, 2016 and December 31, 2015, commercial real estate loans equal to approximately 41.4% and 44.3%, respectively, of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.

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

The following table presents the fair value of purchased credit-impaired and other loans acquired from Mother Lode Bank as of the acquisition date:

	December 23, 2015
(in thousands)	Purchased credit-impaired loans	Other purchased loans	Total

Contractually required payments including interest	$1,982	$44,007	$45,989
Less: nonaccretable difference	(1,103)	0	(1,103)
Cash flows expected to be collected (undiscounted)	879	44,007	44,886
Accretable yield	(14)	(2,041)	(2,055)
Fair value of purchased loans	$865	$41,966	$42,831

The following table reflects the outstanding balance and related carrying value of PCI loans as of September 30, 2016 and December 31, 2015:

(in thousands)	September 30, 2016		December 31, 2015
Commercial real estate:	Unpaid principal balance	Carrying value	Unpaid principal balance	Carrying value
Commercial real estate- construction	$0	$0	$0	$0
Commercial real estate- mortgages	0	0	196	118
Land	280	33	795	269
Farmland	0	0	0	0
Commercial and industrial	499	499	794	478
Consumer	0	0	0	0
Consumer residential	0	0	0	0
Agriculture	0	0	0	0
Total purchased credit-impaired loans	$779	$532	$1,785	$865

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

Non-accrual loans, segregated by class of loans, were as follows:

(in thousands)	September 30, 2016	December 31, 2015
Commercial real estate:
Land	$2,305	$2,739
Farmland	0	51
Commercial and industrial	309	322
Agriculture	0	2,704
Total non-accrual loans	$2,614	$5,816

Excluded from the above non-accrual loan table are the carrying values of Purchased Credit Impaired loans acquired in the MLB Acquisition.

Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income of approximately $38,000 and $118,000 in the three and nine month periods ended September 30, 2016, respectively, as compared to $71,000 and $224,000 in the same periods of 2015.

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of September 30, 2016 (in thousands):

September 30, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Purchased Credit Impaired Loans	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$18,861	$0	$18,861	$0
Commercial R.E. - mortgages	0	0	0	0	384,164	0	384,164	0
Land	289	0	2,296	2,585	6,943	33	9,561	0
Farmland	0	0	0	0	56,651	0	56,651	0
Commercial and industrial	0	0	304	304	67,270	499	68,073	0
Consumer	27	0	0	27	709	0	736	0
Consumer residential	0	0	0	0	36,756	0	36,756	0
Agriculture	0	0	0	0	27,767	0	27,767	0
Total	$316	$0	$2,600	$2,916	$599,121	$532	$602,569	$0

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of December 31, 2015 (in thousands):

December 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Purchased Credit Impaired Loans	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$19,363	$0	$19,363	$0
Commercial R.E. – mortgages	0	0	0	0	363,526	118	363,611	0
Land	0	0	2,261	2,261	7,709	269	10,239	0
Farmland	1,182	0	51	1,233	28,568	0	29,801	0
Commercial and industrial	352	0	312	664	62,634	478	63,776	0
Consumer	0	0	0	0	774	0	774	0
Consumer residential	0	0	0	0	32,588	0	32,588	0
Agriculture	0	2,704	0	2,704	18,143	0	20,847	0
Total	$1,534	$2,704	$2,624	$6,862	$533,305	$865	$541,032	$0

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. There was no interest income realized on impaired loans for the three months ended September 30, 2016 and 2015.

Impaired loans as of September 30, 2016 and December 31, 2015 are set forth in the following tables. PCI loans are excluded from the tables below, as they have not experienced post acquisition declines in cash flows expected to be collected.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
September 30, 2016
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0
Land	2,712	744	1,561	2,305	680
Farmland	0	0	0	0	0
Commercial and Industrial	354	309	0	309	0
Consumer	0	0	0	0	0
Consumer residential	0	0	0	0	0
Agriculture	0	0	0	0	0
Total	$3,066	$1,053	$1,561	$2,614	$680

December 31, 2015
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0
Land	3,856	0	2,739	2,739	722
Farmland	63	51	0	51	0
Commercial and Industrial	357	322	0	322	0
Consumer	0	0	0	0	0
Consumer residential	0	0	0	0	0
Agriculture	2,704	2,704	0	2,704	0
Total	$6,980	$3,077	$2,739	$5,816	$722

Average recorded investment in impaired loans outstanding as of September 30, 2016 and 2015 is set forth in the following table.

	Average Recorded Investment for the
(in thousands)	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	216
Land	2,324	2,931	2,439	2,961
Farmland	0	59	0	64
Commercial and Industrial	312	1,335	316	1,182
Consumer	0	0	0	0
Consumer residential	0	0	0	0
Agriculture	0	0	0	0
Total	$2,636	$4,325	$2,755	$4,423

Troubled Debt Restructurings – In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

At September 30, 2016, there were 5 loans that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $2,614,000. At December 31, 2015, there were 5 loans that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $3,060,000. At September 30, 2016 and December 31, 2015 there were no unfunded commitments on loans classified as a troubled debt restructures. We have allocated $680,000 and $722,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of September 30, 2016 and December 31, 2015, respectively.

The modification of the terms of such loans typically includes one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date; or a temporary payment modification in which the payment amount allocated towards principal was reduced. In some cases, a permanent reduction of the accrued interest on the loan is conceded. During the nine months ended September 30, 2016, one loan was modified as troubled debt restructuring by extending the maturity date. During the three and nine month periods ended September 30, 2015, the terms of one and two loans, respectively, were modified as troubled debt restructurings by extending the maturity dates.

The following tables present loans by class modified as troubled debt restructurings that occurred during the three and nine month periods ended September 30, 2016 and 2015:

	Three Months Ended			Three Months Ended
(dollars in thousands)	September 30, 2016			September 30, 2015
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Commercial R.E. - construction	0	$0	$0	0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	1	292	292	0	0	0
Farmland	0	0	0	0	0	0
Commercial and industrial	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Total	1	$292	$292	0	$0	$0

	Nine Months Ended			Nine Months Ended
(dollars in thousands)	September 30, 2016			September 30, 2015
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate:
Commercial R.E. - construction	0	$0	$0	0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	1	292	292	1	570	570
Farmland	0	0	0	0	0	0
Commercial and industrial	0	0	0	1	24	24
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Total	1	$292	$292	2	$594	$594

The troubled debt restructuring during the nine months ended September 30, 2016 did not increase the allowance for loan losses as a result of loan modifications. There were no charge-offs as a result of loan modifications, as the contractual balances outstanding were determined to be collectible.

There were no loans modified as troubled debt restructurings within the previous twelve months and for which there was a payment default during the three and nine month periods ended September 30, 2016 and 2015. A loan is considered to be in payment default once it is ninety days contractually past due under the modified terms.

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

As of September 30, 2016 and December 31, 2015, there are no loans that are classified with a risk grade of 8- Loss.

The following table presents weighted average risk grades of our loan portfolio:

	September 30, 2016	December 31, 2015
	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.11	3.72
Commercial real estate - mortgages	3.01	3.16
Land	4.30	4.58
Farmland	3.00	3.12
Commercial and industrial	3.00	3.57
Consumer	2.24	1.99
Consumer residential	2.97	3.01
Agriculture	3.08	3.39
Total gross loans	3.03	3.25

The following table presents risk grade totals by class of loans as of September 30, 2016 and December 31, 2015. Risk grades 1 through 4 have been aggregated in the “Pass” line.

(in thousands)	Commercial R.E. Construction	Commercial R.E. Mortgages	Land	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

September 30, 2016
Pass	$17,827	$383,023	$6,780	$56,651	$65,977	$708	$36,347	$27,767	$595,080
Special mention	1,034	1,072	-	-	338	-	33	-	2,477
Substandard	-	69	2,501	-	1,758	28	376	-	4,732
Doubtful	-	-	280	-	-	-	-	-	280
Total loans	$18,861	$384,164	$9,561	$56,651	$68,073	$736	$36,756	$27,767	$602,569

December 31, 2015
Pass	$18,312	$357,339	$6,358	$28,568	$55,957	$745	$32,532	$18,143	$517,954
Special mention	-	4,389	110	-	6,153	-	-	-	10,652
Substandard	1,051	1,916	3,283	1,233	1,416	29	56	2,704	11,688
Doubtful	-	-	488	-	250	-	-	-	738
Total loans	$19,363	$363,644	$10,239	$29,801	$63,776	$774	$32,588	$20,847	$541,032

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

The Company’s allowance for loan losses consists of three elements: (i) specific valuation allowances determined in accordance with ASC Topic 310 based on probable losses on specific loans; (ii) historical valuation allowances determined in accordance with ASC Topic 450 based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; (iii) general valuation allowances determined in accordance with ASC Topic 450 based on general economic conditions and other qualitative risk factors both internal and external to the Bank and the Company; and (iv) unallocated allowance which represents the excess allowance not allocated to specific loans pools.

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2016 and 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses
For the Three and Nine Months Ended September 30, 2016 and 2015
(in thousands)	Commercial	Commercial		Consumer
Three Months Ended September 30, 2016	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$6,133	$671	$55	$387	$431	$3	$7,680
Charge-offs	0	0	(5)	0	0	0	(5)
Recoveries	0	0	2		0	0	2
Provision for (reversal of) loan losses	(62)	60	(4)	(8)	63	41	90
Ending balance	$6,071	$731	$48	$379	$494	$44	$7,767

Nine Months Ended September 30, 2016
Beginning balance	$5,920	$627	$38	$426	$309	$36	$7,356
Charge-offs	-	-	(12)	-	-	-	(12)
Recoveries	3	-	5		-	-	8
(Reversal of) provision for loan losses	148	104	17	(47)	185	8	415
Ending balance	$6,071	$731	$48	$379	$494	$44	$7,767

(in thousands)	Commercial	Commercial		Consumer
Three Months Ended September 30, 2015	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$5,884	$583	$45	$480	$263	$135	$7,390
Charge-offs	0	0	(2)	0	0	0	(2)
Recoveries	1	0	0	0	0	0	1
Provision for (reversal of provision) loan losses	12	90	(2)	(14)	(15)	(71)	0
Ending balance	$5,897	$673	$41	$466	$248	$64	$7,389

Nine Months Ended September 30, 2015
Beginning balance	$5,963	$720	$42	$388	$286	$135	$7,534
Charge-offs	0	0	(24)	0	0	0	(24)
Recoveries	2	0	2	0	0	0	4
(Reversal of) provision for loan losses	(68)	(47)	21	78	(38)	(71)	(125)
Ending balance	$5,897	$673	$41	$466	$248	$64	$7,389

The following table details the allowance for loan losses and ending gross loan balances as of September 30, 2016, December 31, 2015 and September 30, 2015 summarized by collective and individual evaluation methods of impairment.

(in thousands)	Commercial	Commercial		Consumer
September 30, 2016	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Allowance for loan losses for loans:
Individually evaluated for impairment	$680	$0	$0	$0	$0		$680
Collectively evaluated for impairment	5,391	731	48	379	494	44	7,087
	$6,071	$731	$48	$379	$494	$44	$7,767

Ending gross loan balances:
Individually evaluated for impairment	$2,305	$309	$0	$0	$0	$0	$2,614
Individually evaluated purchased credit impaired loans	33	499	0	0	0	0	532
Collectively evaluated for impairment	466,899	67,265	736	36,756	27,767	0	599,423
	$469,237	$68,073	$736	$36,756	$27,767	$0	$602,569

December 31, 2015
Allowance for loan losses for loans:
Individually evaluated for impairment	$722	$0	$0	$0	$0		$722
Collectively evaluated for impairment	5,198	627	38	426	309	36	6,634
	$5,920	$627	$38	$426	$309	$36	$7,356

Ending balances of loans:
Individually evaluated for impairment	$2,790	$322	$0	$0	$2,704	$0	$5,816
Individually evaluated purchased credit impaired loans	387	478	0	0	0	0	865
Collectively evaluated for impairment	419,870	62,976	774	32,588	18,143	0	534,351
	$423,047	$63,776	$774	$32,588	$20,847	$0	$541,032

September 30, 2015
Allowance for loan losses for loans:
Individually evaluated for impairment	$833	$70	$0	$0	$0	$0	$903
Collectively evaluated for impairment	5,064	603	41	466	248	64	6,486
	$5,897	$673	$41	$466	$248	$64	$7,389

Ending gross loan balances:
Individually evaluated for impairment	$2,975	$1,314	$0	$0	$0	$0	$4,289
Collectively evaluated for impairment	389,364	47,629	638	22,078	13,329	0	473,038
	$392,339	$48,943	$638	$22,078	$13,329	$0	$477,327

Changes in the reserve for off-balance-sheet commitments were as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015	2016	2015

Balance, beginning of period	$257	$234	$238	$218
(Recovery) Provision to Operations for Off Balance Sheet Commitments	6	23	(25)	(39)
Balance, end of period	$263	$257	$263	$257

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

At September 30, 2016 and December 31, 2015, loans carried at $602,569,000 and $541,032,000, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 6 – OTHER REAL ESTATE OWNED

As of September 30, 2016, the Company owned four properties classified as other real estate totaling $1,485,000, compared to five properties totaling $2,066,000 as of December 31, 2015. Each of the OREO properties were acquired through loan foreclosure, except for one property with a balance of $275,000 that was acquired in the Mother Lode Bank acquisition. One of the properties owned at September 30, 2016 and December 31, 2015, was a residential land property that was written down to a zero balance because the public utilities have not been obtainable rendering these land lots unmarketable at this time. The Company acquired one property through a loan foreclosure during the three and nine months ended September 30, 2016 with a balance of $253,000. There was one sale during the nine months ended September 30, 2016 that accounted for the disposition of two OREO properties, and there were no sales during the nine months ended September 30, 2015.

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

Future compensation under both plans is earned for services rendered through retirement. The Bank accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the plans. The Bank’s current benefit liability is determined based on vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which average approximately 10 years. The salary continuation liability as of September 30, 2016 and December 31, 2015 was $2,520,000 and $2,440,000, respectively, and is reported in interest payable and other liabilities on the condensed consolidated balance sheets.

During January 2008, the Bank purchased $4.7 million in bank owned life insurance policies and entered into split-dollar life insurance agreements with certain officers and directors. During March 2014, the Bank purchased an additional $1.0 million in bank owned life insurance policies and entered into split-dollar life insurance agreements with its three newest directors. During September 2016, the Bank purchased an additional $4.0 million in bank owned life insurance policies and entered into split-dollar life insurance agreements with certain officers and directors. In connection with the implementation of the split-dollar agreements, the Bank purchased single premium life insurance policies on the life of each of the officers and directors covered by the split-dollar life insurance agreements. The Bank is the owner of the policies and the partial beneficiary in an amount equal to the cash surrender value of the policies.

The combined cash surrender value of all Bank-owned life insurance policies recorded in interest receivable and other assets on the condensed consolidated balance sheets were $17,868,000 and $13,747,000 at September 30, 2016 and December 31, 2015, respectively.

NOTE 8 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of September 30, 2016 and December 31, 2015. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between levels during the nine month periods ended September 30, 2016 or 2015.

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

The estimated fair values of the Company’s financial instruments not measured at fair value at September 30, 2016 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$147,263	147,263	1
Restricted equity securities	3,795	3,795	2
Loans, net	592,650	600,152	3
Interest receivable	2,367	2,367	2

Financial liabilities:
Deposits	(859,756)	(791,550)	3
Interest payable	(34)	(34)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,308)	3

The estimated fair values of the Company’s financial instruments not measured at fair value at December 31, 2015 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$190,603	$190,603	1
Restricted equity securities	3,716	3,716	2
Loans, net	530,394	537,761	3
Interest receivable	2,420	2,420	2

Financial liabilities:
Deposits	(814,691)	(725,982)	3
Interest payable	(36)	(36)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(917)	3

The following table presents the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the condensed consolidated balance sheets at each respective period end, by level within the fair value hierarchy as of September 30, 2016 and December 31, 2015.

	Fair Value Measurements at September 30, 2016 Using
(in thousands)	September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$30,015	$0	$30,015	$0
Collateralized mortgage obligations	4,344	0	4,344	0
Municipalities	77,553	0	77,553	0
SBA pools	5,201	0	5,201	0
Corporate debt	21,065	0	21,065	0
Asset backed securities	18,789	0	18,789	0
Mutual fund	3,110	3,110	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$2,016	$0	$0	$2,016
Commercial and industrial	304	0	0	304
Other real estate owned	1,485	0	0	1,485

	Fair Value Measurements at December 31, 2015 Using
(in thousands)	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities
U.S. agencies	$32,868	$0	$32,868	$0
Collateralized mortgage obligations	2,719	0	2,719	0
Municipalities	68,586	0	68,586	0
SBA pools	806	0	806	0
Corporate debt	13,420	0	10,944	2,476
Asset backed securities	10,138	0	10,138	0
Mutual fund	3,009	3,009	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$1,965	$0	$0	$1,965
Other real estate owned	$2,066	$0	$0	$2,066

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

Net realizable value of the underlying collateral is the fair value of the collateral less estimated selling costs and any prior liens. Appraisals, recent comparable sales, offers and listing prices are factored in when valuing the collateral. We review and verify the qualifications and licenses of the certified general appraisers used for appraising commercial properties or certified residential appraisers for residential properties. Real estate appraisals may utilize a combination of approaches including replacement cost, sales comparison and the income approach. Comparable sales and income data are analyzed by the appraisers and adjusted to reflect differences between them and the subject property such as type, leasing status and physical condition. When the appraisals are received, Management reviews the assumptions and methodology utilized in the appraisal, as well as the overall resulting value in conjunction with independent data sources such as recent market data and industry-wide statistics. We generally use a 6% discount for selling costs which is applied to all properties, regardless of size. Appraised values may be adjusted to reflect changes in market conditions that have occurred subsequent to the appraisal date, or for revised estimates regarding the timing or cost of the property sale. These adjustments are based on qualitative judgments made by management on a case-by-case basis. No fair value adjustments were made to OREO properties during the three and nine months ended September 30, 2016.

There have been no significant changes in the valuation techniques during the period ended September 30, 2016.

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

The Company’s calculation of basic and diluted earnings per share (“EPS”) for the three and nine month periods ended September 30, 2016 and 2015 are reflected in the table below.

	THREE MONTHS ENDED
(In thousands)	SEPTEMBER 30,
	2016	2015
BASIC EARNINGS PER SHARE

Net income	$1,930	$1,381
Weighted average shares outstanding	8,031	7,995
Net income per common share	$0.24	$0.17

DILUTED EARNINGS PER SHARE

Net income	$1,930	$1,381
Weighted average shares outstanding	8,031	7,995
Effect of dilutive stock options	1	1
Effect of dilutive non-vested restricted shares	31	45
Weighted average shares of common stock and common stock equivalents	8,063	8,041
Net income per diluted common share	$0.24	$0.17

	NINE MONTHS ENDED
(In thousands)	SEPTEMBER 30,
	2016	2015
BASIC EARNINGS PER SHARE

Net income	$5,343	$4,418
Weighted average shares outstanding	8,023	7,987
Net income per common share	$0.67	$0.55

DILUTED EARNINGS PER SHARE

Net income	$5,343	$4,418
Weighted average shares outstanding	8,023	7,987
Effect of dilutive stock options	35	1
Effect of dilutive non-vested restricted shares	1	46
Weighted average shares of common stock and common stock equivalents	8,059	8,034
Net income per diluted common share	$0.66	$0.55

During the three and nine month periods ended September 30, 2016, anti-dilutive weighted average options to purchase 12,261 and 22,446 shares of common stock were outstanding, respectively, with prices ranging from $9.95 to $15.00. Anti-dilutive weighted average stock options of 45,128 and 52,945 were outstanding during the three and nine month periods of 2015, respectively, with prices ranging from $9.95 to $15.67. These options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. These options begin to expire in 2016.

There were no anti-dilutive non-vested restricted stock grants for the three and nine months ended September 30, 2016 and 2015.

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

Management believes the following were important factors in the Company’s performance during the three and nine month periods ended September 30, 2016:

•

The Company recognized net income of $1,930,000 and $5,343,000 for the three and nine month periods ended September 30, 2016, respectively, as compared to $1,382,000 and $4,418,000 for the same periods in 2015.  The factors contributing to these results will be discussed below.

•

The Company recognized loan loss provisions of $90,000 and $415,000, during the three and nine month periods ended September 30, 2016, respectively, primarily due to strong loan growth. This compares to no provisions during the third quarter of 2015, and a $125,000 reversal of loan loss provisions during the nine month period of 2015 due to a pay-off received on an impaired loan.

•

Net interest income increased $1,475,000 or 23.2% and $4,722,000 or 25.2% for the three and nine month periods ended September 30, 2016, respectively, compared to the same periods in 2015.  The increase was primarily due to the organic growth of our loan and investment security portfolios, and the $42,831,000 in loans acquired from the Mother Lode Bank acquisition in December of 2015.

•

Non-interest income increased by $112,000 or 11.6% and $22,000 or 0.7% for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The increase was primarily from the incremental service charge fee income recognized on the Mother Lode Bank deposit accounts that were acquired in December of 2015.

•

Non-interest expense increased by $625,000 or 11.8% and $2,707,000 or 17.4% for the three and nine month periods ended September 30, 2016, respectively, as compared to the same periods in 2015. The increase was mainly due to an increase in staffing necessary to support the loan and deposit growth and the opening of our Sonora branch in December 2015.

•

Total assets increased $49,980,000 or 5.6% from December 31, 2015.  Total net loans increased by $62,256,000 or 11.7% and investment securities increased by $28,531,000 or 21.7% from December 31, 2015 to September 30, 2016, while deposits increased by $45,065,000 or 5.5% for the same period.

Income Summary

For the three and nine month periods ended September 30, 2016, the Company recorded net income of $1,930,000 and $5,343,000, respectively, representing increases of $548,000 and $925,000, respectively, as compared to the same periods in 2015.  Return on average assets (annualized) was 0.82% and 0.78% for the three and nine months ended September 30, 2016, respectively, as compared to 0.70% and 0.77% for the same periods in 2015.  Annualized return on average common equity was 9.28% and 8.83% for the three and nine months ended September 30, 2016, respectively, as compared to 7.17% and 7.77% for the same periods of 2015.

Net income before provisions for income taxes increased $872,000 and $1,496,000 for the three and nine month periods ended September 30, 2016, respectively, from the comparable 2015 periods.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

(In thousands)	Effect on Pre-Tax Income	Effect on Pre-Tax Income
	Increase (Decrease)	Increase (Decrease)
	Three Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2016
Change from 2015 to 2016 in:
Net interest income	$1,475	$4,722
Provision for loan losses	(90)	(540)
Non-interest income	112	22
Non-interest expense	(625)	(2,708)
Change in net income before income taxes	$872	$1,496

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three and nine month periods ended September 30, 2016, net interest income was $7,829,000 and $23,477,000, respectively, which represented increases of $1,475,000 or 23.2% and $4,722,000 or 25.2% from the comparable periods in 2015. The increase is primarily due to organic loan growth in addition to the interest margin recognized from loans and deposits acquired from Mother Lode Bank. Further, the Company recognized accretion of $112,000 and $835,000 during the three and nine month periods ended September 30, 2016, respectively, on the fair value discount of the acquired loans, which is included in the net interest income totals.

The net interest margin (net interest income as a percentage of average interest earning assets) was 3.73% and 3.84% for the three and nine month periods ended September 30, 2016, respectively, which increased compared to 3.61% and 3.68% for the same periods in 2015, mainly due to strong loan growth during 2016. Overall, the Company has experienced net interest margin compression since the economic downturn in 2010 for several reasons: 1) deposit interest rates have essentially reached a threshold in which they cannot reasonably be further reduced, 2) competition in the lending market has driven new loan rates down, 3) loan and investment portfolio yields continue to decrease due to contractual repricing and 4) deposit growth has out-paced loan growth and the elevated interest-bearing cash balances, which yield approximately 0.50%, have compressed our net interest margin. Despite these factors, the net interest margin has stabilized over the past twelve months due to a shift in the earning asset mix from cash balances into new loan fundings and investment security purchases that earn a higher yield despite the continued compression of loan and investment yields.

Earning asset yield increased by 13 and 16 basis points for the three and nine month periods ended September 30, 2016, respectively, compared to the same periods of 2015, mainly due to the loan discount accretion as discussed above. Overall, the yield on loans has begun to stabilize due to the positive impact of the December 2015 interest rate hike on floating rate loans, which combined with the loan discount accretion, resulted in year-to-date loan yield increase of 4 basis points, despite the decrease of 6 basis points for the third quarter of 2016, as compared to the same periods of 2015. Furthermore, the Company has deployed a significant portion of the low yielding cash equivalent balances into the loan and investment portfolios which recognized average balance increases of $111.5 million and $18.3 million, respectively, in the nine month period of 2016 as compared to 2015.

The cost of funds on interest-bearing liabilities remained flat at 0.13% for the three and nine months ended September 30, 2016 and 2015, as deposit rates remain at historic lows and have essentially reached a floor whereby further reductions are not feasible. The Company continues to recognize strong core deposit growth as evidenced by the increase in average non-interest-bearing demand deposit balances of $51.9 million and $50.2 million, for the three and nine month periods ended September 30, 2016, respectively, as compared to the same periods of 2015, much of which was a result of the accounts acquired from Mother Lode Bank.

The following tables shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three and nine month periods ended September 30, 2016 and 2015:

Net Interest Analysis

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield	Average Balance	Interest Income / Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$586,070	$6,811	4.61%	$468,060	$5,515	4.67%
Investment securities (2)	147,728	1,300	3.49%	128,637	1,150	3.55%
Federal funds sold	3,421	4	0.46%	12,819	8	0.25%
Interest-earning deposits	122,052	169	0.55%	114,951	72	0.25%
Total interest-earning assets	859,271	8,284	3.82%	724,467	6,745	3.69%
Total noninterest earning assets	72,760			55,178
Total Assets	932,031			779,645
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	24,542	2	0.03%	20,844	2	0.04%
Money market deposits	284,917	76	0.11%	269,095	72	0.11%
NOW deposits	153,749	42	0.11%	112,672	19	0.07%
Savings deposits	74,994	31	0.16%	50,239	15	0.12%
Time certificates of deposit $250,000 or more	22,118	18	0.32%	14,799	5	0.13%
Other time deposits	33,029	27	0.32%	31,986	42	0.52%
Other borrowings	13	0	0.00%	0	0	0.00%
Total interest-bearing liabilities	593,362	196	0.13%	499,635	155	0.12%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	251,759			199,885
Other liabilities	4,433			3,626
Total noninterest-bearing liabilities	256,192			203,511
Shareholders' equity	82,477			76,499
Total liabilities and shareholders' equity	$932,031			$779,645
Net interest income		$8,088			$6,590
Net interest spread (3)			3.69%			3.57%
Net interest margin (4)			3.73%			3.61%

(1)  Loan fees have been included in the calculation of interest income.

(2) Yields and interest income on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

(5) Annual interest rates are computed by dividing the interest income/expense by the number of days in the period multiplied by 365.

	Nine months ended			Nine months ended
	September 30, 2016			September 30, 2015
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield	Average Balance	Interest Income / Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$570,861	$20,495	4.78%	$459,383	$16,296	4.74%
Investment securities (2)	142,776	3,800	3.55%	124,514	3,356	3.60%
Federal funds sold	5,134	19	0.49%	13,787	24	0.23%
Interest-earning deposits	122,194	492	0.54%	108,237	212	0.26%
Total interest-earning assets	840,965	24,806	3.93%	705,921	19,888	3.77%
Total noninterest earning assets	71,398			56,582
Total assets	912,363			762,503
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	22,330	7	0.04%	17,471	5	0.04%
Money market deposits	288,026	236	0.11%	263,735	207	0.10%
NOW deposits	145,267	101	0.09%	111,117	56	0.07%
Savings deposits	73,799	85	0.15%	46,730	40	0.11%
Time certificates of deposit $250,000 or more	22,077	44	0.27%	14,793	21	0.49%
Other time deposits	30,107	82	0.36%	32,807	131	0.31%
Other borrowings	17	0	0.00%	16	1	0.00%
Total interest-bearing liabilities	581,623	555	0.13%	486,669	461	0.13%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	245,903			195,733
Other liabilities	4,205			4,091
Total noninterest-bearing liabilities	250,108			199,824
Shareholders' equity	80,632			76,010
Total liabilities and shareholders' equity	$912,363			$762,503
Net interest income		$24,251			$19,427
Net interest spread (3)			3.80%			3.64%
Net interest margin (4)			3.84%			3.68%

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

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three and nine month periods ended September 30, 2016 and 2015.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

(In thousands)

	For the Three Months Ended
	September 30, 2016 vs 2015
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$1,390	$(94)	$1,296
Investment securities (2)	171	(21)	150
Federal funds sold	(6)	2	(4)
Interest-earning deposits	4	93	97
Total interest income	$1,559	$(20)	$1,539

Interest expense:
Interest-earning DDA	0	0	0
Money market deposits	4	0	4
NOW deposits	7	16	23
Savings deposits	7	9	16
Time CD $100K or more	2	11	13
Other time deposits	1	(16)	(15)
Other borrowings	0	0	0
Total interest expense	$21	$20	$41

Change in net interest income	$1,538	$(40)	$1,498

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

The table above reflects how the current low interest rate environment has impacted loan and security yields adversely, but was partially offset by the December 2015 interest rate hike’s positive impact on interest-earning deposits, as indicated by the decrease of $40,000 in net interest income due to the rate change for the third quarter of 2016.  The increase in earning asset balances combined with the overall change in mix of balances resulted in an increase of $1,538,000 to net interest income over the same period.

	For the Nine Months Ended September 30,
	2016 vs 2015
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$3,956	$243	$4,199
Investment securities (2)	492	(48)	444
Federal funds sold	(15)	10	(5)
Interest-earning deposits	27	253	280
Total interest income	$4,460	$458	$4,918

Interest expense:
Interest-earning DDA	$1	$1	$2
Money market deposits	19	10	29
NOW deposits	17	28	45
Savings deposits	23	22	45
Time CD $250K or more	10	13	23
Other time deposits	(11)	(38)	(49)
Other borrowings	0	(1)	(1)
Total interest expense	$59	$35	$94

Change in net interest income	$4,401	$423	$4,824

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

The table above reflects how the loan discount accretion of $835,000 impacted the loan yields and the interest rate hike in December 2015 has impacted interest-earning cash balances as indicated by the increase of $423,000 in net interest income due to rate changes for the first nine months of 2016.  The increase in earning asset balances combined with the overall change in mix of balances resulted in an increase of $4,401,000 to net interest income over the same period.

 Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three and nine month periods ended September 30, 2016, non-interest income was $1,077,000 and $3,170,000, respectively, representing increases of $112,000 or 11.6% and $22,000 or 0.7%, compared to the same periods in 2015.

The following tables show the major components of non-interest income:

(in thousands)	For the Three Months Ended September 30,
	2016	2015	$ change	% change
Service charges on deposits	$341	$307	$34	11.1%
Earnings on cash surrender value of life insurance	102	108	(6)	(5.6% )
Mortgage commissions	49	26	23	88.5%
Gains on calls and sales of securities	10	3	7	233.3%
Other income	575	521	54	10.4%
Total non-interest income	$1,077	$965	$112	11.6%

(in thousands)	For the Nine Months Ended September 30,
	2016	2015	$ change	% change
Service charges on deposits	$1,011	$927	$84	9.1%
Earnings on cash surrender value of life insurance	305	322	(17)	(5.3% )
Mortgage commissions	144	114	30	26.3%
Net gain on sales and calls of securities	28	186	(158)	(84.9% )
Other income	1,682	1,599	83	5.2%
Total non-interest income	$3,170	$3,148	$22	0.7%

Service charges on deposits increased by $34,000 and $84,000 for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, partially as a result of the deposit accounts acquired from Mother Lode Bank.

Mortgage commissions increased by $23,000 and $30,000 for the three and nine months ended September 30, 2016, respectively, as compared to the same periods of 2015, as the demand for home purchases and refinancing has accelerated.

Net gain on sales and calls of securities increased by $7,000 in the third quarter, but decreased by $158,000 for the nine month period of 2016, as compared to the same periods in 2015. The year-to-date decrease is mainly due to a large nonrecurring call of one security recorded last year.

Other income increased by $54,000 and $83,000 for the three and nine month periods ended September 30, 2016, respectively, as compared to the same periods of 2015. The increase is primarily the result of transaction based fee income as the number of transaction deposit accounts has increased.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

(in thousands)	For the Three Months Ended September 30,
	2016	2015	$ change	% change
Salaries and employee benefits	$3,225	$2,852	$373	13.1%
Occupancy	819	743	76	10.2%
Data processing fees	435	366	69	18.9%
Regulatory assessments (FDIC & DBO)	178	123	55	44.7%
Other	1,267	1,215	52	4.3%
Total non-interest expense	$5,924	$5,299	$625	11.8%

(in thousands)	For the Nine Months Ended September 30,
	2016	2015	$ change	% change
Salaries and employee benefits	$9,950	$8,790	$1,160	13.2%
Occupancy	2,470	2,214	256	11.6%
Data processing fees	1,346	1,077	269	25.0%
Regulatory assessments (FDIC & DBO)	505	368	137	37.2%
Other	4,027	3,141	886	28.2%
Total non-interest expense	$18,298	$15,590	$2,708	17.4%

Non-interest expenses increased by $625,000 or 11.8% and $2,708,000 or 17.4% for the three and nine months ended September 30, 2016, respectively, as compared to the same periods of 2015.  Salaries and employee benefits increased $373,000 and $1,160,000 for the three and nine months ended September 30, 2016, respectively, as compared to the same periods of 2015, primarily due to additional staffing required to support the continued loan and deposit growth and the opening of our Sonora branch in December 2015.

Occupancy expenses increased by $76,000 and $256,000 for the three and nine months ended September 30, 2016, respectively, as compared to the same periods of 2015, which is primarily due to the rent expense and general overhead associated with the Sonora branch which opened in December 2015. Data processing fees increased by $69,000 and $269,000 for the three and nine month periods ended September 30, 2016, respectively, as a result of an increased number of transaction accounts including the accounts acquired from Mother Lode Bank.

FDIC and DBO (California Department of Business Oversight) regulatory assessments increased by $55,000 and $137,000 for the three and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015.  The initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC. The assessment rate remained at a relatively lower level than peer institutions due to our stable risk profile, but was offset by a higher deposit base in 2016 as compared to 2015, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis.

Other expense increased by $625,000 and $886,000 for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015, partially as a result of a $193,000 recovery of impaired loan expense recorded during the first quarter of 2015, corresponding to the payoff of a non-performing loan. Also included in other expense during the nine month period ended September 30, 2016, were related merger expenses and core deposit intangible amortization associated with the Mother Lode Bank acquisition totaling $190,000 and $120,000, respectively.

Management anticipates that non-interest expense will continue to increase as we continue to grow.  However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Income Taxes

We reported provisions for income taxes of $962,000 and $2,591,000 for the three and nine month periods ended September 30, 2016, respectively, representing increases of $324,000 and $571,000 as compared to the provisions reported in the comparable periods of 2015. The effective income tax rates on income from continuing operations was 33.3% and 32.7% for the three and nine months ended September 30, 2016, respectively, compared to 31.6% and 31.4% for the comparable periods of 2015. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans). The disparity between the effective tax rates for 2016 as compared to 2015 is primarily due to tax credits from California Enterprise Zones and low income housing projects as well as tax free-income on loans within these enterprise zones and municipal securities and loans that comprise a larger proportion of pre-tax income in 2015 as compared to 2016.

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

Non-accrual loans totaled $2,614,000 at September 30, 2016, as compared to $5,816,000 at December 31, 2015.  The non-accrual loans as of September 30, 2016 are loans made to three borrowers primarily for purposes of residential real estate development. As of September 30, 2016, we had five loans considered troubled debt restructurings totaling $2,614,000 million, all of which are included in non-accrual loans.

OREO as of September 30, 2016 consisted of four properties, one of which was a residential land acquired through foreclosure that was written down to a zero balance because the public utilities have not been obtainable rendering these land lots unmarketable at this time. The other OREO assets consisted of two residential properties totaling $1,210,000 that were acquired through foreclosure and one residential land property with a balance of $275,000 that was acquired from Mother Lode Bank.

The following table presents information about the Bank’s non-performing assets, including asset quality ratios as of September 30, 2016 and December 31, 2015:

Non-Performing Assets

(in thousands)	September 30,	December 31,
	2016	2015
Loans in non-accrual status	$2,614	$5,816
Loans past due 90 days or more and accruing	0	0
Total non-performing loans	2,614	5,816
Other real estate owned	1,485	2,066
Total non-performing assets	$4,099	$7,882

Allowance for loan losses	$7,767	$7,534

Asset quality ratios:
Non-performing assets to total assets	0.43%	0.88%
Non-performing loans to total loans	0.43%	1.07%
Allowance for loan losses to total loans	1.29%	1.36%
Allowance for loan losses to total non-performing loans	293.8%	126.5%

Non-performing assets decreased by $3,783,000 as of September 30, 2016, as compared to December 31, 2015, as a result of 3 loans from one borrower totaling $3,886,000 that were paid off which are included in the total principal payments of $4,338,000 during the first nine months of 2016. The Company acquired one residential property through a loan foreclosure with a recorded value of $253,000 and sold two OREO properties for total proceeds of $746,000, which resulted in a loss on sale of $88,000, during the nine months of 2016. There were no fair value adjustments to OREO properties during the first nine months of 2016.

Allowance for Loan and Lease Losses (“ALLL”)

Due to credit risk inherent in our lending business, we routinely set aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges made for the outstanding loan portfolio have been credited to the allowance for loan losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company recorded loan loss provisions of $90,000 and $415,000 during the three and nine months ended September 30, 2016, respectively, compared to no provisions during the third quarter of 2015 and a $125,000 reversal of loan loss provisions for the nine months ended September 30, 2015.

The allowance for loan losses increased by $411,000 or 5.6%, to $7,767,000 at September 30, 2016, as compared to $7,356,000 at December 31, 2015.  The Company recognized the increase in the allowance for loan losses during the first nine months of the year due to the $415,000 loan loss provision as previously described, and the net loan charge-off of $4,000. The increase to gross loans outpaced the increase to allowance for loan losses resulting in a decrease in the allowance for loan losses as a percentage of total loans to 1.29% at September 30, 2016, as compared to 1.36% at December 31, 2015.

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

Although management believes the allowance at September 30, 2016 was adequate to absorb probable losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on our service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of September 30, 2016, and December 31, 2015, we had $147,263,000 and $190,603,000, respectively, in cash and cash equivalents.

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

Goodwill

Goodwill arises when the Company’s purchase price exceeds the fair value of the net assets of an acquired business. Goodwill represents the value attributable to intangible elements acquired. The value of goodwill is supported ultimately by profit from the acquired business. A decline in earnings could lead to impairment, which would be recorded as a write-down in the Company’s consolidated statements of earnings. Events that may indicate goodwill impairment include significant or adverse changes in results of operations of the acquired business or asset, economic or political climate; an adverse action or assessment by a regulator; unanticipated competition; and a more-likely-than-not expectation that a reporting unit will be sold or disposed of at a loss. While goodwill is not amortized, the Company does conduct periodic impairment analysis on goodwill at least annually or more often as conditions require.

At September 30, 2016, the Company had goodwill in the amount of $3,312,000 in connection with the acquisition of Mother Lode Bank in December of 2015. This amount at September 30, 2016 increased by $2,651,000, due to the deferred tax asset revision as discussed in Note 3, compared to the balance of $662,000 at December 31, 2015.

Deposits

Total deposits at September 30, 2016 were $859,756,000, a $45,065,000 or 5.5% increase from the deposit total of $814,691,000 at December 31, 2015.  Average deposits increased $145,123,000 to $827,509,000 for the nine month period ended September 30, 2016 as compared to the same period in 2015, due in part to the $71,125,000 acquired from Mother Lode Bank in December 2015. We attracted deposits due to the safety and soundness of the Bank and our focus on customer service.

Deposits Outstanding

	September 30,	December 31,	Nine month change
(in thousands)	2016	2015	$	%

Demand	$282,820	$279,367	$3,453	1.2%
NOW	160,897	130,674	30,223	23.1%
MMDA	283,875	282,449	1,426	0.5%
Savings	77,137	71,627	5,510	7.7%
Time < $250K	33,738	35,482	(1,744)	(4.9% )
Time > $250K	21,289	15,092	6,197	41.1%
	$859,756	$814,691	$45,065	5.5%

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Five of our clients carry deposit balances of more than 1% of our total deposits, one of which had a deposit balance of more than 3% of total deposits at September 30, 2016.

Since our deposit growth strategy emphasizes core deposit growth we have avoided relying on brokered deposits as a consistent source of funds. The Company had $50,000 and $1,001,000 in brokered deposits as of September 30, 2016 and December 31, 2015, respectively. The only brokered deposits the Bank holds are from CDARS and ICS, a certificate of deposit and money market account program, respectively, that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer.

Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. Our outstanding FHLB advances remained a zero balance at December 31, 2015 and September 30, 2016, as we continue to rely on deposit growth as our primary source of funding. See “Liquidity Management” below for the details on the FHLB borrowings program.

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

The following table shows our capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at September 30, 2016 and December 31, 2015:

					To be well
					capitalized under
(in thousands)			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
Capital ratios for Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2016
Total capital (to Risk- Weighted Assets)	$84,230	11.2%	$65,084	>8.625%	$75,459	>10.0%
Tier I capital (to Risk- Weighted Assets)	$76,200	10.1%	$49,992	>6.625%	$60,367	>8.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$76,200	10.1%	$38,673	>5.125%	$49,049	>6.5%
Tier I capital (to Average Assets)	$76,200	8.2%	$37,133	>4.0%	$46,416	>5.0%

As of December 31, 2015
Total capital (to Risk- Weighted Assets)	$80,184	12.1%	$53,245	>8.0%	$66,556	>10.0%
Tier I capital (to Risk- Weighted Assets)	$72,590	10.9%	$39,933	>6.0%	$53,245	>8.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$72,590	10.9%	$29,950	>4.5%	$43,261	>6.5%
Tier I capital (to Average Assets)	$72,590	9.0%	$32,423	>4.0%	$40,529	>5.0%

Capital ratios for Bancorp:

As of September 30, 2016
Total capital (to Risk- Weighted Assets)	$84,558	11.2%	$65,092	>8.625%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$76,528	10.1%	$49,998	>6.625%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$76,528	10.1%	$38,678	>5.125%	N/A	N/A
Tier I capital (to Average Assets)	$76,528	8.2%	$37,136	>4.0%	N/A	N/A

As of December 31, 2015
Total capital (to Risk- Weighted Assets)	$80,574	12.1%	$53,250	>8.0%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$72,980	11.0%	$39,937	>6.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$72,980	11.0%	$29,953	>4.5%
Tier I capital (to Average Assets)	$72,980	9.0%	$32,427	>4.0%	N/A	N/A

The December 31, 2015 capital ratios reported above have been revised for the Tier 1 capital net reduction of $1,278,000 as a result of the increase of $2,651,000 to goodwill. See Footnote 3 for further discussion of the goodwill adjustment. The revisions to the December 31, 2015 capital ratios are reflected in the table below:

(in thousands)
	Initially Reported		Revised		Difference
Capital ratios for Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2015
Total capital (to Risk- Weighted Assets)	$81,462	12.2%	$80,184	12.1%	$(1,278)	(0.1%	)
Tier I capital (to Risk- Weighted Assets)	$73,868	11.1%	$72,590	10.9%	$(1,278)	(0.2%	)
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$73,868	11.1%	$72,590	10.9%	$(1,278)	(0.2%	)
Tier I capital (to Average Assets)	$73,868	9.1%	$72,590	9.0%	$(1,278)	(0.1%	)

Capital ratios for Bancorp:

As of December 31, 2015
Total capital (to Risk- Weighted Assets)	$81,852	12.3%	$80,574	12.1%	$(1,278)	(0.2%	)
Tier I capital (to Risk- Weighted Assets)	$74,258	11.1%	$72,980	11.0%	$(1,278)	(0.1%	)
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$74,258	11.1%	$72,980	11.0%	$(1,278)	(0.1%	)
Tier I capital (to Average Assets)	$74,258	9.2%	$72,980	9.0%	$(1,278)	(0.2%	)

Our bank subsidiary is also subject to capital requirements similar to those discussed above. The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above. At September 30, 2016, our bank subsidiary exceeded the minimum ratios established by the FRB.

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

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. We obtain funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings. Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common and preferred stockholders. Our liquid assets at September 30, 2016 were $233.4 million compared to $269.3 million at December 31, 2015.  Our liquidity level measured as the percentage of liquid assets to total assets was 24.7% and 30.0% at September 30, 2016 and December 31, 2015, respectively. We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of September 30, 2016, our borrowing capacity from the FHLB was approximately $231.4 million and there were no outstanding advances. We also maintain 3 lines of credit with correspondent banks to purchase up to $48 million in federal funds, for which there were no advances as of September 30, 2016.

Off-Balance-Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of September 30, 2016 and December 31, 2015, we had commitments to extend credit of $102.4 million and $91.7 million, respectively, which includes obligations under letters of credit of $1.3 million and $1.6 million, respectively.

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

There were no significant changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the Evaluation Date.

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

Oak Valley Bancorp
Date: November 14, 2016	By:	/s/ JEFFREY A. GALL
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