Form 10-K
period 2016-12-31
Oak Valley Bancorp
filed 2017-03-27
CIK 1431567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-34142

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

As of June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of $9.75 per share of the registrant’s common stock as reported by the NASDAQ, was approximately $66 million.    As of March 20, 2017, there were 8,082,205 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders will filed with the Commission within 120 days after the end of the Registrant’s 2016 fiscal year end and are incorporated by reference into Part III of this report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (Annual Report) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “1934 Act”). Those sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ significantly from projected results.

All statements contained in this Annual Report other than statements of historical fact, including, for example, statements regarding descriptions of plans or objectives of management for future operations, products or services, forecasts of our revenues, earnings or other measures of economic performance, our assessment of significant factors and developments that may affect our results, regulatory controls and processes and their impact on our business, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “continue.” “anticipate,” “intend,” “could,” “would,” “project,” “plan” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.

We have based these forward-looking statements on our current expectations and projections about future events and trends. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those listed in this “Special Note Regarding Forward-Looking Statements,” and those described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements to conform these statements to actual results or to changes in our expectations, except as required by law. You should read this Annual Report with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

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

The Company is authorized to issue 50,000,000 shares of common stock, without par value, of which 8,088,455 are issued and outstanding at December 31, 2016, and 10,000,000 shares of preferred stock, without par value, of which no shares are issued and outstanding.

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

Expansion

Branch Expansion.    Since opening our doors of the main Oakdale branch in 1991, our network of branches and loan production offices have been expanded geographically. As of December 31, 2015, we maintained eighteen full-service branch offices (in addition to our corporate headquarters). Beginning in October 1995, we started our geographic expansion outside of Oakdale, by opening a Loan Production Office in Sonora, California. We subsequently opened a branch in Sonora and two branches in Modesto.  In September 2000, we expanded into the Eastern Sierra, opening a branch in Bridgeport, California under the name Eastern Sierra Community Bank.  Since that time we have added branches in Mammoth Lakes and Bishop. During 2005 and 2006, we aggressively increased our presence in the Central Valley, by opening branches in Turlock, Stockton, Patterson, Ripon and Escalon.  In March 2007, our corporate headquarters expanded by adding an adjacent historical building located in downtown Oakdale to our complex.  In 2011, we opened a third branch in Modesto and a branch in Manteca. In 2014, we opened a new branch in Tracy. In 2015, we added a second branch in Sonora. Later in 2015, Mother Lode Bank was merged with and into the Bank, which temporarily added two more branches in Sonora until they were eventually closed in January 2016, decreasing our total number of branches to sixteen, after management determined that our two existing branches would be able to serve our existing customers and the former Mother Lode Bank customers. We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as demand dictates and resources permit.

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

Primary Market Area

We conduct business from our main office in Oakdale, a city of approximately 21,500 residents located in Stanislaus County, California. Oakdale is approximately 15 miles from Modesto and sits at the foothills of the Sierra Nevada Mountains, at the edge of the California Central Valley agricultural area.  Through our branches, we serve customers in the Central Valley, from Fresno to Sacramento, and in foothill locations. We also reach into the Highway 395 corridor in the Eastern Sierras and in the towns of Bishop, Mammoth and Bridgeport.  Approximately 90% of our loans and 92% of our deposits are generated from the Central Valley. The Central Valley area includes Stanislaus, San Joaquin and Tuolumne counties and has a total population of over 3 million.

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

At December 31, 2016, the Bank’s authorized legal lending limits were $13.0 million for unsecured loans plus an additional $8.7 million for specific secured loans. Legal lending limits are calculated in conformance with California law, which prohibits a bank from lending to any one individual or entity or its related interests an aggregate amount which exceeds 15% of primary capital plus the allowance for loan losses on an unsecured basis, plus an additional 10% on a secured basis. The Bank’s primary capital plus allowance for loan losses at December 31, 2016 totaled $86.6 million.

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

Real Estate Loans.    We offer commercial real estate loans to finance the acquisition of new or the refinancing of existing commercial properties, such as office buildings, industrial buildings, warehouses, hotels, shopping centers, automotive industry facilities and multiple dwellings. At December 31, 2016, real estate loans constituted 85% of our loan portfolio, of which 93% were commercial loans.

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

As of December 31, 2016, the aggregate loan-to-value of the entire commercial real estate portfolio was 46.8%. Historical data suggests that the Bank continues to maintain strong LTV, which has served as a cushion against precipitous reductions in real estate values. Non-owner occupied real estate comprises 40.8% of the Bank’s total commitments, as of December 31, 2016. The loan-to-value on the non-owner occupied segment was 42.4%, as of December 31, 2016. The highest concentration by product type is office buildings, which comprised 25.5% of total CRE loan commitments outstanding, as of December 31, 2016.

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

As a member of the Federal Home Loan Bank system, we are required to invest in Federal Home Loan Bank stock based on a predetermined formula. Federal Home Loan Bank stock is a restricted investment security that can only be sold to other Federal Home Loan Bank members or redeemed by the Federal Home Loan Bank. As of December 31, 2016, we owned $3,037,000 in FHLB stock.

Advances from the Federal Home Loan Bank are typically secured by our entire real estate loan portfolio, which includes residential and commercial loans.  At December 31, 2016, our borrowing limit with the Federal Home Loan Bank was approximately $237 million.

Internet Banking

Since August 1, 2001, we have offered Internet banking services, which allows our customers to access their deposit accounts through the Internet. Customers are able to obtain transaction history and account information, transfer funds between accounts and make on-line bill payments. We intend to improve and develop our Internet banking products and delivery channels as the need arises and our resources permit.

Other Services

We also offer ATMs located at branch offices as well as four other ATMs at various off site locations, and customer access to an ATM network.

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

As of June 30, 2016, our primary service areas contained 173 banking offices, with approximately $14.8 billion in total deposits. As of June 30, 2016, we had total deposits of approximately $839 million, which represented approximately 5.7% of the total deposits in the Bank’s primary service area. There can be no assurance that the Bank will maintain its competitive position against current and potential competitors, especially those with greater resources than the Bank. The four largest competing banks had 66 total branches and deposits averaged approximately $130 million per office as of June 30, 2016 within the Bank’s primary service area.

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

Business Concentration.    No individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. However, approximately 85% of our loan portfolio held for investment at December 31, 2016 consisted of real estate-related loans, including construction loans, miniperm loans, real estate mortgage loans and commercial loans secured by real estate. Moreover, our business activities are currently focused primarily in Central California, with the majority of our business concentrated in San Joaquin, Stanislaus, Tuolumne, Inyo and Mono Counties.  Consequently, our results of operations and financial condition are dependent upon the general trends in the Central California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in Central California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region.

Employees

As of December 31, 2016, we had 169 employees (139 full-time employees and 30 part-time employees). None of our employees are currently represented by a union or covered by a collective bargaining agreement.

Economic Conditions and Legislative and Regulatory Developments

As it is the case with financial institutions with our size and scope, our profitability primarily depends on interest rate differentials. Interest rates are highly sensitive to many factors that are beyond our control and cannot be predicted, such as inflation, recession and unemployment, and the impact that future changes in domestic and foreign economic conditions might have on the Company.  A more detailed discussion of the Company’s interest rate risks and the mitigation of those risks is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K.

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

☐

trust preferred securities must generally be deducted from Tier 1 capital over a three-year phase-in period which ended in 2016, although depository institution holding companies with assets of less than $15 billion as of year-end 2009 were grandfathered with respect to such securities for purposes of calculating regulatory capital;

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

The compliance requirements under the final rules vary based on the size of the banking entity and the scope of activities conducted. Banking entities with significant trading operations will be required to establish a detailed compliance program and their CEOs will be required to attest that the program is reasonably designed to achieve compliance with the final rule. Independent testing and analysis of an institution’s compliance program will also be required. The final rules reduce the burden on smaller, less-complex institutions by limiting their compliance and reporting requirements. Additionally, a banking entity that does not engage in covered trading activities will not need to establish a compliance program. The Company and the Bank held no investment positions at December 31, 2016 or 2015 that were subject to the final rule.  Therefore, while these new rules may require us to conduct certain internal analysis and reporting, we believe that they will not require any material changes in our operations or business.

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

The Bank is well capitalized. As of December 31, 2016 and 2015, the Bank’s Total Risk-Based Capital Ratio was 11.3% and 12.1%, Tier 1 Risk-Based Capital Ratio was 10.2% and 10.9%, and our Common Equity Tier 1 Risk-Based Capital Ratio was 10.2% and 10.9%, respectively.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total average assets, referred to as the leverage ratio. Banks that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets, or “Leverage Capital Ratio”, of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. As of December 31, 2016 and 2015, the Bank’s Leverage Capital Ratios were 8.1% and 9.0%, respectively.

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

Dividends

The payment of cash dividends by the Bank to the Company is subject to restrictions set forth in the California Financial Code (the “Code”).  Prior to any distribution from the Bank to the Company, a calculation is made to ensure compliance with the provisions of the Code and to ensure that the Bank remains within capital guidelines set forth by the DBO and the FRB. In the event that the intended distribution from the Bank to the Company exceeds the restriction in the Code, advance approval from FRB is required. Management anticipates that there will be sufficient earnings at the Bank level to provide dividends to the Company to meet its cash requirements for 2017.

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

Privacy and Data Security

The Gramm-Leach Bliley Act (“GLBA”) of 1999 imposed requirements on financial institutions with respect to consumer privacy. The GLBA generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to consumers annually. The GLBA also directs federal regulators to prescribe standards for the security of consumer information. We are subject to such standards, as well as standards for notifying consumers in the event of a security breach. We must disclose our privacy policy to consumers and permit consumers to “opt out” of having certain personal financial information disclosed to unaffiliated third parties. We are required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal. Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused.

Other Consumer Protection Laws and Regulations

Bank regulatory agencies are increasingly focusing on compliance with consumer protection laws and regulations.

Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s operations are also subject to federal laws applicable to credit transactions, and consumer protection statutes and regulations, such as the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
●

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
●	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;
●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;
●	Truth in Savings Act; and
●	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of the Bank are also subject to the:

●

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

●

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and

●

The USA PATRIOT Act, which requires financial institutions to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations.

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

Securities Laws and Corporate Governance

The Company is subject to the disclosure and regulatory requirements of the 1933 Act and the 1934 Act, both as administered by the SEC. As a company listed on the NASDAQ Global Select Market, the Company is subject to NASDAQ listing standards for listed companies.

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

Available Information

The Company maintains an Internet website at http://www.ovcb.com. The Company makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Act and other information related to the Company free of charge, through this site as soon as reasonably practicable after it electronically files those documents with, or otherwise furnishes them to, the SEC. The Company’s website also contains its Committee Charters, Code of Ethics, Code of Conduct and Corporate Governance Guidelines. The Company’s internet website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K.

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

Property Location and Address	Square Footage	Lease Expiration Date	Lease Extension Options
Oakdale, 125 N. 3rd Ave.	9,600	n/a*	n/a*
Oakdale, 338 F Street	9,860	n/a*	n/a*
Sonora, 14580 Mono Way	2,500	4/2018	two, 5-year term extensions
Modesto, 12th & I Street	4,500	3/2021	one, 5-year term extensions
Bridgeport, 166 Main Street	2,875	n/a*	n/a*
Mammoth Lakes, 307 Old Mammoth Road	1,856	n/a*	n/a*
Bishop, 351 North Main Street	3,680	8/2019	one, 5-year term extensions
Modesto, 4120 Dale Road	4,500	3/2021	one, 5-year term extensions
Turlock, 2001 Geer Road	2,400	1/2020	one, 5-year term extensions
Patterson, 20 Plaza Circle	2,100	n/a*	n/a*
Escalon, 1910 McHenry Ave.	3,500	4/2021	two, 5-year term extensions
Ripon, 150 North Wilma Ave.	1,800	12/2020	No remaining extensions
Stockton, 2935 West March Lane	8,000	12/2022	two, 5-year term extensions
Modesto, 3508 McHenry Ave.	5,400	n/a*	n/a*
Manteca, 191 W. North St.	2,800	5/2021	one, 5-year term extensions
Tracy, 1034 N. Central Ave.	5,000	7/2024	two, 5-year term extensions
Sonora, 85 Mono Way	4,000	12/2030	two, 5-year term extensions

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “OVLY.” The following table sets forth the high and low sales prices of our common stock, based on inter-dealer prices that do not include retail markups, markdowns or commissions, and cash dividends declared for the two calendar years ended December 31, 2016 and 2015, respectively.  From time to time, during the periods indicated, trading activity in our common stock was infrequent.  The source of the quotes is The NASDAQ Stock Market, LLC.

	Common Stock Sale Price
For Calendar Quarter Ended	High	Low

March 31, 2015	$11.75	$8.87
June 30, 2015	$10.50	$8.99
September 30, 2015	$10.40	$9.29
December 31, 2015	$11.35	$9.26
March 31, 2016	$10.40	$9.22
June 30, 2016	$9.97	$9.32
September 30, 2016	$10.37	$9.35
December 31, 2016	$12.75	$10.25

On March 7, 2017, the closing price of our common stock was $14.50 per share; and there were approximately 404 shareholders of record of the common stock and 8,086,205 outstanding shares of common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Shareholders are entitled to receive dividends only when and if dividends are declared by our Board of Directors. Although we have paid dividends in the past, it is no guarantee that we will pay cash dividends in the future. During 2014, two cash dividends were paid, a $0.10 per common share dividend in January and a $0.065 per common share dividend in July. During 2015, two cash dividends were paid, a $0.10 per common share dividend in January and a $0.11 per common share dividend in July. During 2016, two cash dividends were paid, a $0.12 per common share dividend in January and a $0.12 per common share dividend in July.

Equity Compensation Plan Information

The following table provides information as of December 31, 2016 with respect to shares of our common stock that are issued and currently outstanding under the Company’s 1998 Restated Stock Option Plan (the “1998 Restated Stock Option Plan”), and the number of shares that are authorized to be issued under the Company’s 2008 Equity Plan (the “2008 Equity Plan”).

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under 2008 Equity Plan (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders	15,000	$9.58	1,302,520
Equity Compensation Plans Not Approved by Shareholders	0	0	0
Total	15,000	$9.58	1,302,520

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of financial condition as of December 31, 2016 and 2015 and results of operations for each of the years in the two-year period ended December 31, 2016 should be read in conjunction with our consolidated financial statements and related notes thereto, included in this report. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” included in this report.

Introduction

Our continued focus on responsible community banking fundamentals and our strong customer relationships have enabled us to increase our market presence through growth in our loan portfolio which is primarily funded by steady core deposit growth.

As of December 31, 2016, we had approximately $1 billion in total assets, $611 million in total gross loans, and $914 million in total deposits.

We believe the following were key indicators of our performance during 2016:

●Total assets increased to $1 billion at the end of 2016, an increase of 11.6%, from $897 million at the end of 2015.

● Total deposits increased to $914 million at the end of 2016, an increase of 12.2%, from $815 million at the end of 2015.

● Total net loans increased to $601 million at the end of 2016, an increase of 13.3%, from $530 million at the end of 2015.

● Net interest income increased to $31.5 million in 2016, an increase of $6.1 million or 24.1%, compared to 25.4 million in 2015, mainly as a result of growth of our loan and investment portfolios.

● Provision for loan losses increased by $609,000 to $484,000 in 2016, compared to the reversal of loan loss provisions totaling $125,000 in 2015, mainly due to loan growth.

● The ratio of total non-performing loans to total loans decreased to 0.50% at December 31, 2016 from 1.07% at December 31, 2015. Management considers that the size of the ratio of non-performing assets to total loans is moderate and manageable, and reserves have been taken appropriately.

● Total noninterest income increased to $4.4 million in 2016, an increase of 7.5%, from $4.1 million in 2015, which is mainly attributable to our growing deposit account base.

● Total noninterest expense increased from $22.7 million in 2015 to $24.3 million in 2016, primarily due to overhead on our new Sonora branch opened in December 2015 and general operating costs to support our growing loan and deposit portfolios.

These items, as well as other factors, such as the acquisition of Mother Lode Bank in December 2015, contributed to the increase in net income for 2016 to $7.67 million from $4.91 million in 2015, which translates into $0.95 per diluted share in 2016 as compared to $0.61 per diluted share in 2015.

Over the past several years, our network of branches and loan production offices have expanded geographically. We currently maintain sixteen full-service offices. We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as our needs and resources permit.

2017 Outlook

As we begin our strategic business plan for 2017, we remained focused on relationship based expansion throughout our market area. We will continue to focus on increasing our loan-to-deposit ratio to expand our net interest margin, while attempting to control expenses and credit losses.

The decline of market interest rates to historic lows over the past years, has had a negative impact on net interest income despite the increase recognized during 2015 and 2016, which was primarily due to growth of earning assets. We expect the low interest rate environment could have a similar impact in 2017 unless interest rates begin to increase unexpectedly and significantly. The potential compression of net interest income and net interest margin would be a likely outcome if interest rates remain static or decline, given that our balance sheet is asset sensitive to interest rate changes primarily due to the number of variable rate loans and a high level of interest-earning cash balances. This could in turn result in further decrease on the yield of earning assets compared to the cost of deposits and other funds, which have already reached a floor which cannot reasonably be further reduced.

Recent trends in our economy prompted the Federal Reserve Open Market Committee, or FOMC, to increase the target federal funds by 0.25% in December 2016. The Federal Reserve recently announced that interest rates will continue to rise during 2017 at a pace slower than originally expected. Given our asset sensitive balance sheet, our net interest income will be expected to benefit from interest rate increases, but any such benefit will be proportional to the increase in rates. If we experience an increase in our yield on earnings assets we could then determine to increase the interest rates we pay on our deposit accounts or change our promotional or other interest rates on new deposits in marketing activation programs to attempt to achieve a certain net interest margin. That said, in light of the current economic environment, if the rates increase is modest, it may not be possible to manage the interest margin in this manner, as competitive pressures may dictate that we increase deposit rates at a faster rate than the earning assets increase, thereby offsetting any gains to the net interest margin. The economies and real estate markets in our primary market areas will continue to be significant determinants of the quality of our assets in future periods and, thus, our results of operations, liquidity and financial condition.

For 2017, management remains focused on the above challenges and opportunities and other factors affecting the business similar to the factors driving 2016 results as discussed in this section.

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

The Company files income tax returns in the U.S. federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2012.

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

We have established and documented a process for determining fair value. We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Whenever there is no readily available market data, management uses its best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of management's judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these financial statements. For detailed information on our use of fair value measurements and our related valuation methodologies, see Note 16 to the Consolidated Financial Statements in Item 8 of this report.

Recently Issued Accounting Standards

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities, including leases classified as operating leases under previous GAAP, on the balance sheet and requiring additional disclosures of key information about leasing arrangements. ASU 2016-02 is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2018 and requires a modified retrospective approach to adoption. Early application of the amendments is permitted. While the Company has not quantified the impact to its balance sheet, it does expect the adoption of this ASU will result in a gross-up in its balance sheet as a result of recording a right-of-use asset and a lease liability for each lease.

In March 2016, FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The amendments in ASU 2016-09 simplify several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. The Company adopted this ASU for the full fiscal year of 2016 and it did not have a significant impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). This update changes the methodology used by financial institutions under current U.S. GAAP to recognize credit losses in the financial statements.  Currently, U.S. GAAP requires the use of the incurred loss model, whereby financial institutions recognize in current period earnings, incurred credit losses and those inherent in the financial statements, as of the date of the balance sheet.    This guidance results in a new model for estimating the allowance for loan and lease losses, commonly referred to as the Current Expected Credit Loss (“CECL”) model.  Under the CECL model, financial institutions are required to estimate future credit losses and recognize those losses in current period earnings.  The amendments within the update are effective for fiscal years and all interim periods beginning after December 15, 2019, with early adoption permitted.  Upon adoption of the amendments within this update, the Company will be required to make a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. The Company is currently in the process of evaluating the impact the adoption of this update will have on its financial statements. While the Company has not quantified the impact of this ASU, it does expect changing from the current incurred loss model to an expected loss model will result in an earlier recognition of losses.

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

In January 2017, FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings.  These amendments apply to ASU 2014-9 (Revenue from Contracts with Customers), ASU 2016-02 (Leases), and ASU 2016-13 (Financial Instruments - Credit Losses).  The Company does not expect these amendments to have a significant impact on its consolidated financial statements.

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

Overview

We recorded net income for the year ended December 31, 2016 of $7,665,000 or $0.95 per diluted share compared to $4,908,000 or $0.61 per diluted share for the year ended December 31, 2015. The increase in net income for the year ended December 31, 2016 was primarily due to an increase of $6,120,000 in net interest income, mainly from the growth of our loan and investment portfolios which included the acquisition of Mother Lode Bank in December 2015. Contributing to the net income increase in 2016 was an increase of $306,000 in non-interest income as a result of transaction based service fees from a larger volume of transaction deposit accounts. Partially offsetting these factors was an increase of $1,640,000 in non-interest expense associated with overhead from our new Sonora branch opened in December 2015, an increase in loan loss provisions of $609,000 and an increase in income tax provision of $1,420,000 due to higher levels of pre-tax earnings.

Highlights of the financial results are presented in the following table:

	As of and for the years ended December 31,
(Dollars in thousands, except per share data)	2016	2015	2014
For the period:
Net income available to common shareholders	$7,665	$4,908	$7,122
Net income per common share:
Basic	$0.95	$0.61	$0.90
Diluted	$0.95	$0.61	$0.89
Return on average common equity	9.43%	6.41%	10.07%
Return on average assets	0.83%	0.63%	1.03%
Common stock dividend payout ratio of earnings during the period	25.31%	34.54%	18.54%
Efficiency ratio	63.13%	68.07%	67.03%
At period end:
Book value per common share	$10.19	$9.69	$9.29
Total assets	$1,002,110	$897,038	$749,665
Total gross loans	$610,949	$541,032	$454,471
Total deposits	$914,093	$814,691	$669,581
Net loan-to-deposit ratio	65.76%	65.10%	66.68%

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

For a detailed analysis of interest income and interest expense, see the “Average Balance Sheets” and the “Rate/Volume Analysis” below.

	Distribution, Yield and Rate Analysis of Net Income
	For the Years Ended December 31,
(Dollars in Thousands)	2016			2015
	Average Balance	Interest Income/ Expense	Avg Rate/ Yield	Average Balance	Interest Income/ Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$578,339	$27,482	4.75%	$466,509	$22,055	4.73%
Securities of U.S. government agencies	6,460	76	1.18%	8,287	141	1.70%
Other investment securities (2)	140,000	5,071	3.62%	117,756	4,402	3.74%
Federal funds sold	7,003	35	0.50%	13,842	34	0.25%
Interest-earning deposits	122,996	667	0.54%	111,790	304	0.27%
Total interest-earning assets	854,798	33,331	3.90%	718,184	26,936	3.75%
Total noninterest earning assets	72,527			57,356
Total Assets	$927,325			$775,540
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Business Interest DDA	24,114	10	0.04%	20,587	8	0.04%
Money market deposits	287,010	316	0.11%	266,856	283	0.11%
NOW deposits	149,109	151	0.10%	112,472	77	0.07%
Savings deposits	74,669	117	0.16%	48,130	55	0.11%
Time certificates over $250,000	19,560	63	0.32%	14,564	26	0.18%
Other time deposits	33,356	107	0.32%	32,936	166	0.50%
Other borrowings	13	0	1.51%	12	0	0.00%
Total interest-bearing liabilities	587,831	764	0.13%	495,557	615	0.12%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	254,001			199,446
Other liabilities	4,220			3,999
Total noninterest-bearing liabilities	258,221			203,445
Shareholders' equity	81,273			76,538
Total liabilities and shareholders' equity	$927,325			$775,540
Net interest income		$32,567			$26,321
Net interest spread (3)			3.77%			3.63%
Net interest margin (4)			3.81%			3.66%

(1)	Loan fees have been included in the calculation of interest income.
(2)	Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents (FTE), based on a federal marginal tax rate of 34.0%.
(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(4)	Represents net interest income as a percentage of average interest-earning assets.

Net interest income, on a fully tax equivalent basis (FTE), increased $6,246,000 or 23.7% to $32,567,000 for the year ended December 31, 2016, compared to $26,321,000 in 2015. The Mother Lode Bank acquisition had an impact in the net interest income growth in 2016 compared to 2015, as the Company owned the acquired loans and deposits for all of 2016 but only the final eight days of 2015. Net interest spread and net interest margin were 3.77% and 3.81%, respectively, for the year ended December 31, 2016, compared to 3.63% and 3.66%, respectively, for the year ended December 31, 2015. Overall, the Company has experienced net interest margin compression since the economic downturn in 2008 for several reasons: 1) deposit interest rates have essentially reached a threshold from which they cannot reasonably be further reduced, 2) competition in the lending market has driven new loan rates down, 3) loan and investment portfolio yields continue to decrease due to contractual repricing and 4) deposit growth has out-paced loan growth and the elevated interest-bearing cash balances, which yield approximately 0.75%, have compressed our net interest margin.

The cost of funds on interest-bearing liabilities remained relatively flat at 0.13% in 2016 compared to 0.12% in 2015 as our excess liquidity has allowed us to keep deposit rates at historic lows. Average non-interest-bearing demand deposit balances increased by $54,555,000 in 2016 compared to 2015, which contributed in maintaining our low cost of funds.

Our earning asset yield increased 15 basis points in 2016 compared to 2015. The yield on loans recognized an increase of 2 basis points for 2016 compared to 2015, which was primarily due to the loan discount accretion recognized on the loans acquired from Mother Lode Bank. Excluding the loan discount accretion, we recognized further compression of our loan yield due to competitive pressures on pricing of new loan fundings and the large majority of our loans that are variable and have repricing intervals between one and five years. The drop in loan yield was offset by deploying a portion of the low yielding cash equivalent balances into loan and investment balances which recognized increased average balances of $111,830,000 and $20,417,000, respectively, in 2016 as compared to 2015. Approximately $78 million of the 2016 increase in average loan balances was from organic growth. The remaining increase of approximately $38 million represented loans that were acquired from Mother Lode Bank. Lastly, the recent Federal Reserve interest rate hikes have had a positive impact to our earning asset yield given the large interest-earning cash balances we hold.

Changes in volume resulted in an increase in net interest income (FTE) of $6,013,000 for the year of 2016 compared to the year 2015, and changes in interest rates and the mix resulted in an increase in net interest income (FTE) of $233,000 for the year 2016 versus the year 2015. Management closely monitors both total net interest income and the net interest margin.

Market rates are in part based on the FOMC target Federal funds interest rate (the interest rate banks charge each other for short-term borrowings).  The change in the Federal funds sold and purchased rates is the result of target rate changes implemented by the FOMC.  In 2008, there were seven downward adjustments to the target rate totaling 325 basis points, bringing the target interest rate to a historic low with a range of 0% to 0.25% where it remained until December 2015 when the FOMC increased by 0.25% to a range of 0.25% to 0.50%. The FOMC increased the Federal funds rate again in December 2016 by 0.25% to a range of 0.50% to 0.75%. In March 2017, the FOMC increased the Federal funds rate by 0.25% to a range of 0.75% to 1.00%.

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

	Rate/Volume Analysis of Net Interest Income

	For the Year Ended December 31,			For the Year Ended December 31,
(Dollars in Thousands)	2016 vs. 2015			2015 vs. 2014
	Increases (Decreases)			Increases (Decreases)
	Due to Change In			Due to Change In

	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Net loans (1)	$5,287	$140	$5,427	$1,845	$(1,808)	$37
Securities of U.S. government agencies	(31)	(34)	(65)	(54)	(17)	(71)
Other Investment securities	832	(163)	669	289	(135)	154
Federal funds sold	(17)	18	1	(6)	2	(4)
Interest-earning deposits	30	333	363	127	(2)	125
Total interest income	6,101	294	6,395	2,201	(1,960)	241
Interest expense:
Business Interest DDA	$1	$1	$2	$2	$(1)	$1
Money market deposits	21	12	33	33	(27)	6
NOW deposits	25	49	74	11	(3)	8
Savings deposits	30	32	62	9	3	12
Time certificates over $250,000	9	28	37	14	(20)	(6)
Other time deposits	2	(61)	(59)	(42)	(11)	(53)
Other borrowings	0	0	0	0	0	0
Total interest expense	88	61	149	27	(59)	(32)
Change in net interest income	$6,013	$233	$6,246	$2,174	$(1,901)	$273

(1)	Loan fees have been included in the calculation of interest income.

Provision for Loan Losses

Credit risk is inherent in the business of making loans. The Company establishes an allowance for loan losses through charges to earnings, which are shown in the consolidated statements of income as the provision for loan losses. Specifically identifiable and quantifiable losses are promptly charged off against the allowance. The Company maintains the allowance for loan losses at a level that it considers to be adequate to provide for credit losses inherent in its loan portfolio. Management determines the level of the allowance by performing a quarterly analysis that considers concentrations of credit, past loss experience, current economic conditions, the amount and composition of the loan portfolio (including nonperforming and potential problem loans), estimated fair value of underlying collateral, and other information relevant to assessing the risk of loss inherent in the loan portfolio such as loan growth, net charge-offs, changes in the composition of the loan portfolio, and delinquencies. As a result of management’s analysis, a range of the potential amount of the allowance for loan losses is determined.

The Company recorded a provision for loan losses of $484,000 during the year ended December 31, 2016 mainly to provide an adequate loan loss reserve for the new loan fundings, as compared to a reversal of loan loss provisions of $125,000 for the year ended December 31, 2015 due to a sale of the collateral property and subsequent pay off of an impaired loan. Nonperforming loans were $3,037,000 at December 31, 2016 and $5,816,000 at December 31, 2015, or 0.50% and 1.07%, respectively, of total loans. Nonperforming loans are primarily in nonperforming real estate construction and development loans. The allowance for loan losses was $7,832,000 and $7,356,000 at December 31, 2016 and 2015, or 1.28% and 1.36%, respectively, of total loans. The decrease in the allowance for loan losses as a percentage of total loans is due to the decrease in non-accrual loans and noted trends in improved credit quality. The improved credit quality lead to a decrease in net charge-offs totaling $8,000 in 2016, compared to $53,000 in 2015.

The Company will continue to monitor the adequacy of the allowance for loan losses and make additions to the allowance in accordance with the analysis referred to above. Because of uncertainties inherent in estimating the appropriate level of the allowance for loan losses, actual results may differ from management’s estimate of credit losses and the related allowance.

Noninterest Income

Noninterest income was $4,413,000 for the year ended December 31, 2016, compared to $4,107,000 for the year 2015. In 2016, other income increased by $278,000, which was attributable to increases in debit card interchange fee income, FHLB stock dividends and merchant services fee income of $168,000, $53,000 and $46,000, respectively, compared to 2015. Mortgage commissions have increased by $56,000 or 37.8% for the year 2016, as compared to 2015, as a result of the increased demand for home purchases and refinancing. Service charge income increased to $1,354,000 for the year 2016 compared to $1,240,000 for the year 2015, as a result of the increase in the aggregate number of transaction deposit accounts and corresponding service fee income. Earnings on cash surrender value of life insurance and gains recognized a modest gain of $12,000 in 2016 compared to 2015, due to the additional life insurance policies totaling $4 million purchased on certain directors and officers during the fourth quarter of 2016. Gains on called securities decreased from $206,000 in 2015 to $52,000 in 2016, as the volume of call activity slowed considerably in 2016 compared to 2015. The Mother Lode Bank acquisition had an impact in the non-interest income growth in 2016 compared to 2015, particularly on service charges on deposit accounts, as the Company owned the acquired loans and deposits for all of 2016 but only the final eight days of 2015. The Company continues to evaluate its deposit product offerings with the intention of continuing to expand its offerings to the consumer and business depositors.

Noninterest Income (Dollars in thousands)

	For the Years Ended December 31,
	2016		2015
	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$1,354	30.7%	$1,240	30.2%
Earnings on cash surrender value of life insurance	441	10.0%	429	10.5%
Mortgage commissions	204	4.6%	148	3.6%
Gains on called/sold securities	52	1.2%	206	5.0%
Other income	2,362	53.5%	2,084	50.7%
Total	$4,413	100.0%	$4,107	100.0%

Average assets	$927,325		$775,540
Noninterest income as a % of average assets		0.5%		0.5%

Noninterest Expense

The following table sets forth a summary of noninterest expenses for the periods indicated:

Noninterest Expense (Dollars in thousands)

	For the Years Ended December 31,
	2016		2015
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$13,564	55.8%	$11,717	51.7%
Occupancy expenses	3,284	13.5%	3,009	13.3%
Data processing fees	1,604	6.6%	1,466	6.5%
Regulatory assessments (FDIC & DBO)	643	2.6%	506	2.2%
Other operating expenses	5,220	21.5%	5,977	26.3%
Total	$24,315	100.0%	$22,675	100.0%

Average assets	$927,325		$775,540
Noninterest expenses as a % of average assets		2.6%		2.9%

Noninterest expense was $24,315,000 for the year ended December 31, 2016, an increase of $1,640,000 or 7.2% compared to $22,675,000 for the year ended 2015. Salaries and employee benefits increased by $1,847,000 in 2016 to $13,564,000 compared to the prior year. To support loan and deposit growth and continue our emphasis on superior customer service, we increased our full-time equivalent staff by 6 as of December 31, 2016 compared to last year, which resulted in increased salary expense and group medical insurance benefits. Much of this increase was due to the impact of the Sonora branch opened in December 2015 and the nine employees that were hired from Mother Lode Bank in December 2015.

Occupancy expense realized an increase of $275,000 in 2016 compared to the prior year, primarily from rent and other overhead expenses from the new Sonora branch opened in December 2015 and a new credit administration facility that we moved into during March of 2016. The Mother Lode Bank acquisition had minimal impact on occupancy expense in 2016, as both acquired branches were closed during January 2016.

Data processing costs increased in 2016 over 2015 by $138,000, primarily due to servicing costs on the acquired deposits and loans from Mother Lode Bank, but we have gained cost efficiencies since the data systems conversion completed during the second quarter of 2016.

FDIC and DBO (California Department of Business Oversight) regulatory assessments increased by $137,000 to $643,000 in 2016 compared to $506,000 in 2015. The initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC and our risk profile has remained stable during 2015 and 2016. The increase to our recorded expense in 2016 is the result of the higher deposit balances in 2016, due in part to the $71 million acquired from Mother Lode Bank, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis. In April of 2016 the FDIC changed the methodology for determining the assessment rate, which appeared on the December 31, 2016 invoice. The result was a reduction in our assessment rate, however we expect to be offset by deposit growth in 2017.

Other operating expenses decreased in 2016 by $757,000 compared to 2015, primarily due to the $1,971,000 in one-time merger related expenses associated with the Mother Lode Bank acquisition recorded during 2015 as compared to $173,000 in 2016. Offsetting the reduction in merger related expenses, were OREO expenses and impaired loan expenses totaling $385,000 and $46,000 recorded during 2016, respectively, as compared to $11,000 and a net expense recovery of $139,000 recognized in 2015.

Management anticipates that noninterest expense will continue to increase as we continue to grow, and management believes the Company’s administration as currently set up is scalable to handle future deposit growth.  However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Provision for Income Taxes

We reported a provision for income taxes of $3,474,000 and $2,054,000 for the years 2016 and 2015, respectively. The effective income tax rate on income from continuing operations was 31.2% for the year ended December 31, 2016 compared to 29.5% for the year 2015. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans). The disparity between the effective tax rates in 2016 as compared to 2015 is primarily due to tax credits from California Enterprise Zones and low income housing projects as well as tax free-income on loans within these enterprise zones and municipal securities and loans that comprise a larger proportion of pre-tax income in 2015 as compared to 2016. We have not been subject to an alternative minimum tax ("AMT") during these periods.

Financial Condition

The Company’s total assets were $1,002,110,000 at December 31, 2016 compared to $897,038,000 at December 31, 2015, an increase of $105,072,000 or 11.7%. Net loans increased $70,710,000, investments increased $28,787,000, bank premises and equipment decreased $589,000, interest receivable and other assets increased $6,126,000, while cash and cash equivalents increased $207,000 for the year ended December 31, 2016 as compared to December 31, 2015.

Loans gross of the allowance for loan losses and deferred fees were $610,949,000 at December 31, 2016, compared to $541,032,000 at December 31, 2015, an increase of $69,917,000 or 12.9%. The increase was primarily due to an increase of $55,808,000 or 13.2% in commercial real estate loans, an increase of $425,000 or 0.7% in commercial and industrial loans, an increase of $6,077,000 or 18.2% in consumer loans and consumer residential loans and an increase of $7,607,000 or 36.5% in agriculture loans. The composition of the loan portfolio categories remained relatively unchanged as a percentage of total loans, with commercial real estate comprising 78% of the loan portfolio at December 31, 2016 and 2015.

Deposits increased $99,402,000 or 12.2% to $914,093,000 at December 31, 2016 compared to $814,691,000 at December 31, 2015. Time deposits increased by $3,824,000, while Demand, NOW, Money Market and Savings increased by $56,716,000, $34,173,000, $1,194,000 and $3,495,000, respectively, as of December 31, 2016 as compared to December 31, 2015.

There were no short-term borrowing or long-term debt outstanding balances at December 31, 2016 and 2015. The Company uses short-term borrowings, primarily short-term FHLB advances, to fund short-term liquidity needs and manage net interest margin.

Equity increased $4,187,000 or 5.3% to $82,450,000 at December 31, 2016, compared to $78,263,000 at December 31, 2015. The Company did not issue any stock to Mother Lode Bank shareholders as it was paid 100% in cash, and therefore there was no impact to equity other than the merger related expenses and exclusions of goodwill and intangibles, which are excluded from tangible equity.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of December 31, 2016, and 2015, we had $11,785,000 and $15,825,000, respectively, in federal funds sold.

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

Our investment securities holdings increased by $28,787,000, or 21.9%, to $160,333,000 at December 31, 2016, compared to holdings of $131,546,000 at December 31, 2015. Total investment securities as a percentage of total assets increased to 16.0% as of December 31, 2016 compared to 14.7% at December 31, 2015. As of December 31, 2016, $89,362,000 of the investment securities were pledged to secure public deposits.

As of December 31, 2016, the total unrealized loss on securities that were in a loss position for less than 12 continuous months was $2,000,000 with an aggregate fair value of $78,839,000. The total unrealized loss on securities that were in a loss position for greater than 12 continuous months was $436,000 with an aggregate fair value of $16,088,000.

The following table summarizes the book value and fair value and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

	December 31, 2016		December 31, 2015		December 31, 2014
Dollars in Thousands	Amortized Cost	Market Value	Amortized Cost	Market Value	Amortized Cost	Market Value
Available-for-Sale:
U.S. agencies	$27,879	$28,286	$31,815	$32,868	$40,316	$41,930
Collateralized mortgage obligations	4,159	4,109	2,729	2,719	6,927	7,072
Municipal securities	77,957	78,329	66,535	68,586	49,396	50,897
SBA Pools	7,219	7,168	811	806	895	892
Corporate debt	21,349	20,563	13,497	13,420	6,726	6,804
Asset backed Securities	18,888	18,819	10,321	10,138	10,766	10,710
Mutual fund	3,264	3,059	3,172	3,009	3,077	2,972
Total investment securities	$160,715	$160,333	$128,880	$131,546	$118,103	$121,277

At December 31, 2016, there was one U.S. agency, one municipality, two SBA pools, four corporate debts, five asset backed securities, and one mutual fund that comprised the total securities in an unrealized loss position for greater than 12 months and seven U.S. agencies, two collateralized mortgage obligations, forty-four municipalities, three SBA pools, eight corporate debts, and one asset backed security that make up the total securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and volatility of the security’s fair value. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes and the Company does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security. As of December 31, 2016, we did not have any investment securities that constituted 10% or more of the stockholders’ equity of any third party issuer.

The following table summarizes the maturity and repricing schedule of our investment securities at their amortized cost and their weighted average yields at December 31, 2016:

Investment Maturities and Repricing Schedule

(Dollars in Thousands)	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale:
U.S. agencies	$2,214	1.00%	$5,448	4.58%	$4,674	2.26%	$15,543	2.86%	$27,879	2.95%
Collateralized mortgage obligations	0	0.00%	0	0.00%	0	0.00%	4,159	2.17%	4,159	2.17%
Municipalities	3,673	4.52%	38,077	2.20%	32,356	3.07%	3,851	4.06%	77,957	2.76%
SBA Pools	0	0.00%	0	0.00%	4,129	2.08%	3,090	2.05%	7,219	2.07%
Corporate debt	3,994	3.10%	8,855	2.27%	6,000	2.69%	2,500	3.99%	21,349	2.74%
Asset Backed Securities	0	0.00%	0	0.00%	17,944	2.86%	944	2.54%	18,888	2.84%
Mutual Fund	0	0.00%	0	0.00%	0	0.00%	3,264	3.12%	3,264	3.12%
Total Investment Securities	$9,881	3.16%	$52,380	2.46%	$65,103	2.86%	$33,351	2.94%	$160,715	2.76%

Yields in the above table have not been adjusted to a fully tax equivalent basis. Securities are reported at the earliest possible call, repricing or maturity date.

Loans

The following table sets forth the amount of total loans outstanding (including unearned income) and the percentage distributions in each category, as of the dates indicated.

(Dollars in Thousands)	YEARS ENDED DECEMBER 31,
	2016	2015	2014	2013	2012
Commercial real estate	$478,855	$423,047	$358,398	$332,874	$316,075
Commercial and industrial	64,201	63,776	54,051	48,787	36,529
Consumer	767	774	805	883	1,096
Consumer residential	38,672	32,588	25,464	25,623	25,659
Agriculture	28,454	20,847	15,753	11,272	11,628
Unearned income	(2,013)	(3,282)	(446)	(624)	(600)
Total Loans, net of unearned income	$608,936	$537,750	$454,025	$418,815	$390,387

Participation loans sold and serviced by the Bank	21,348	19,848	16,243	11,733	8,045

Commercial real estate	78.6%	78.7%	78.9%	79.5%	80.9%
Commercial and industrial	10.5%	11.9%	11.9%	11.6%	9.4%
Consumer	0.1%	0.1%	0.2%	0.2%	0.3%
Consumer residential	6.4%	6.1%	5.6%	6.1%	6.6%
Agriculture	4.7%	3.9%	3.5%	2.7%	3.0%
Unearned income	-0.3%	-0.6%	-0.1%	-0.1%	-0.2%
Total Loans, net of unearned income	100.0%	100.0%	100.0%	100.0%	100.0%

Commercial real estate loans increased $55,808,000 in 2016 as compared to 2015, as a result of the increased demand by qualified borrowers in our serving area. Of the commercial real estate loans at December 31, 2016, 59.1% are non-owner occupied and 40.9% are owner occupied. Our commercial real estate loan portfolio is weighted towards term loans for which the primary source of repayment is cash flow from net operating income of the real estate property.

Commercial and industrial loans increased $425,000 in 2016 as compared to 2015. We have historically targeted well-established local businesses with strong guarantors that have proven to be resilient in periods of economic stress.

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

The following table summarizes our commercial real estate loan portfolio by the geographic location in which the property is located as of December 31, 2016 and 2015:

Commercial Real Estate Loans Outstanding by Geographic Location

(Dollars in Thousands)	December 31, 2016		December 31, 2015
Commercial real estate loans by geographic location (County)	Amount	% of Commercial Real Estate Loans	Amount	% of Commercial Real Estate Loans
Stanislaus	$170,200	35.5%	$141,694	33.5%
San Joaquin	91,491	19.1%	91,323	21.6%
Tuolumne	33,912	7.1%	36,733	8.7%
Fresno	28,710	6.0%	19,836	4.7%
Merced	19,263	4.0%	13,903	3.3%
Sacramento	18,621	3.9%	9,397	2.2%
San Luis Obispo	11,715	2.4%	8,911	2.1%
Madera	10,005	2.1%	10,233	2.4%
Calaveras	8,601	1.8%	7,474	1.8%
Inyo	7,467	1.6%	6,511	1.5%
Alameda	6,892	1.4%	13,030	3.1%
Mono	6,769	1.4%	8,060	1.9%
Sonoma	6,153	1.3%	6,898	1.6%
San Francisco	5,633	1.2%	0	0.0%
Contra Costa	5,589	1.2%	5,756	1.4%
Solano	5,069	1.1%	4,168	1.0%
Butte	4,243	0.9%	4,319	1.0%
Marin	3,571	0.7%	5,681	1.3%
Santa Clara	3,010	0.6%	4,328	1.0%
Other	31,941	6.7%	24,792	5.9%
Total	$478,855	100.0%	$423,047	100.0%

Construction and land loans are classified as commercial real estate loans and increased $3.6 million in 2016 as compared to 2015.  The table below shows an analysis of construction loans by type and location. Non-owner-occupied land loans of $9.8 million at December 31, 2016 included loans for lands specified for commercial development of $4.9 million and for residential development of $4.9 million, the majority of which are located in Stanislaus County.

Construction and Land Loans Outstanding by Type and Geographic Location

(Dollars in Thousands)	December 31, 2016		December 31, 2015
Construction and land loans by type	Amount	% of Construction and Land Loans	Amount	% of Construction and Land Loans
Single family non-owner-occupied	$6,210	18.7%	$1,985	6.7%
Single family owner-occupied	376	1.1%	1,056	3.6%
Commercial non-owner-occupied	10,360	31.2%	11,043	37.3%
Commercial owner-occupied	6,432	19.4%	5,279	17.8%
Land non-owner-occupied	9,823	29.6%	10,239	34.6%
Total	$33,201	100.0%	$29,602	100.0%

Construction and land loans by geographic location (County)	Amount	% of Construction and Land Loans	Amount	% of Construction and Land Loans
Stanislaus	$10,804	32.5%	$10,731	36.3%
San Joaquin	4,900	14.8%	2,593	8.8%
Placer	3,980	12.0%	0	0.0%
Mono	2,495	7.5%	2,350	7.9%
San Mateo	1,864	5.6%	0	0.0%
Merced	1,630	4.9%	0	0.0%
Los Angeles	1,470	4.4%	2,150	7.3%
Tuolumne	1,406	4.2%	2,031	6.9%
Solano	1,080	3.3%	0	0.0%
Calaveras	1,047	3.1%	655	2.2%
Nevada	818	2.5%	1,051	3.5%
Kings	580	1.8%	0	0.0%
Contra Costa	370	1.1%	370	1.3%
Fresno	218	0.7%	4,974	16.8%
Inyo	92	0.3%	113	0.4%
San Bernardino	0	0.0%	1,822	6.1%
Amador	0	0.0%	309	1.0%
Other	447	1.4%	453	1.5%
Total	$33,201	100.0%	$29,602	100.0%

Loan Maturities

The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio, as of December 31, 2016. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The large majority of the variable rate loans are tied to independent indices (such as the Wall Street Journal prime rate or a Treasury Constant Maturity Rate). Substantially all loans with an original term of more than five years have provisions for the fixed rates to reset, or convert to a variable rate, after one, three or five years.

	Loan Maturities and Repricing Schedule At December 31, 2016

	Within One Year	After One But Within Five Years	After Five Years	Total

Commercial real estate	$66,796	$277,077	$134,982	$478,855
Commercial & industrial	33,775	19,963	10,463	64,201
Consumer	467	260	40	767
Consumer residential	3,942	9,777	24,953	38,672
Agriculture	25,379	2,347	728	28,454
Unearned income	(435)	(1,034)	(544)	(2,013)
Total loans, net of unearned income	$129,925	$308,390	$170,622	$608,936

Loans with variable (floating) interest rates	$122,693	$242,412	$77,946	$443,052
Loans with predetermined (fixed) interest rates	$7,231	$65,977	$92,676	$165,884

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

The Company had nonperforming loans of $3.04 million at December 31, 2016, as compared to $5.82 million at December 31, 2015, $4.70 million at December 31, 2014, $2.34 million at December 31, 2013 and $6.92 million at December 31, 2012. The ratio of nonperforming loans over total loans was 0.50%, 1.07%, 1.03%, 0.56% and 1.77% at December 31, 2016, 2015, 2014 and 2012, respectively.

In addition, the Company held three OREO properties with outstanding balances of approximately $1,210,000 as of December 31, 2016, one of which consisted of residential land acquired through foreclosure that was written down to a zero balance because the public utilities have not been obtainable rendering these land lots unmarketable at this time. The Company held five OREO properties with outstanding balances of approximately $2,066,000 as of December 31, 2015 and held three properties with balances of approximately $884,000 and $916,000 as of December 31, 2014 and 2013, respectively. The Company held only the one zero-balance property as of December 31, 2012.

Management believes that the reserve provided for nonperforming loans, together with the tangible collateral, were adequate as of December 31, 2016. See “Allowance for Loan Losses” below for further discussion. Except as disclosed above, as of December 31, 2016, management was not aware of any material credit problems of borrowers that would cause it to have serious doubts about the ability of a borrower to comply with the present loan payment terms. However, no assurance can be given that credit problems may exist that may not have been brought to the attention of management, or that credit problems may not arise in the future.

The following table provides information with respect to the components of our nonperforming assets as of the dates indicated. (The figures in the table are net of the portion guaranteed by the U.S. Government):

(Dollars in Thousands)	At December 31,
	2016	2015	2014	2013	2012
Nonaccrual loans(1)
Commercial real estate	$2,715	$2,790	$4,363	$2,322	$5,891
Commercial and industrial	306	322	337	18	21
Consumer	0	0	0	0	0
Consumer residential	16	0	0	0	1011
Agriculture	0	2704	0	0	0
Total	$3,037	$5,816	$4,700	$2,340	$6,923

Loans 90 days or more past due and still accruing (as to principal or interest):
Commercial real estate	$0	$0	$0	$0	$0
Commercial and industrial	0	0	0	0	0
Consumer	0	0	0	0	0
Consumer residential	0	0	0	0	0
Agriculture	0	0	0	0	0
Total	0	0	0	0	0

Total nonperforming loans	3,037	5,816	4,700	2,340	6,923

Other real estate owned	1,210	2,066	884	916	0
Total nonperforming assets	$4,247	$7,882	$5,584	$3,256	$6,923

Accruing restructured loans (2)
Commercial real estate	$0	$0	$0	$0	$0
Commercial and industrial	0	0	0	0	0
Consumer	0	0	0	0	0
Consumer residential	0	0	0	0	0
Agriculture	0	0	0	0	0
Total	0	0	0	0	0

Total impaired loans	$3,037	$5,816	$4,700	$2,340	$6,923

Nonperforming loans as a percentage of total loans	0.50%	1.07%	1.03%	0.56%	1.77%
Nonperforming assets as a percentage of total loans and other real estate owned	0.69%	1.45%	1.23%	0.77%	1.77%
Allowance for loan losses as a percentage of nonperforming loans	257.89%	126.48%	160.30%	327.37%	115.19%

(1) During the fiscal year ended December 31, 2016 and 2015, no interest income related to these loans was included in net income while on nonaccrual status. Additional interest income of approximately $156,000 and $376,000 would have been recorded during the year ended December 31, 2016 and 2015, respectively, if these loans had been paid in accordance with their original terms.

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

Historically, over the past five years, the economic recovery has had a positive impact on the financial stability of our borrowers resulting in improvements in credit quality of our loan portfolio which has allowed us to reduce the reserve for loan losses. In 2016, we have continued to benefit from the improved credit quality but due to strong loan growth, we recognized an increase of $476,000 in the allowance for loan losses to $7,832,000 at December 31, 2016, as compared with $7,356,000 at December 31, 2015. Such allowances were $7,534,000, $7,659,000 and $7,975,000 at December 31, 2014, 2013 and 2012, respectively. In 2016, the allowance for loan losses as a percentage of total loans decreased corresponding to our improved credit quality and loan growth, as reflected in the ratios of 1.28%, 1.36%, 1.66%, 1.83% and 2.04%, at the end of 2016, 2015, 2014, 2013 and 2012, respectively. The decrease at the end of 2015 and 2016 is due in part to the acquisition of $42,831,000 in loans from Mother Lode Bank which are recorded at fair value and therefore do not require a loan loss reserve. Based on the current conditions of the loan portfolio, management believes that the $7,832,000 allowance for loan losses at December 31, 2016 is adequate to absorb losses inherent in our loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

Diversification, low loan-to-values, strong credit quality and enhanced credit monitoring contribute to a reduction in the portfolio’s overall risk, and help to offset the economic risk. The impact of the economic environment will continue to be monitored, and adjustments to the provision for loan loss will be made accordingly. During 2016, the Company recognized net loan charge-offs of $8,000 as compared to $53,000 in 2015. In 2014, we recorded net loan recoveries of $1,752,000, primarily from one loan for which we received a net settlement of $2,923,000, resulting in a recovery of $1,877,000. In prior years, the weak business climate adversely impacted the financial conditions of some of our clients and resulted in net loan charge-offs of $616,000 and $1,784,000 in 2013 and 2012, respectively.

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

Although management believes the allowance at December 31, 2016 was adequate to absorb losses from any known and inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect our service areas or other variables will not result in increased losses in the loan portfolio in the future.

As of December 31, 2016, our allowance for loan losses consisted of amounts allocated to three phases of our methodology for assessing loan loss allowances, as follows (see details of methodology for assessing allowance for loan losses in the section entitled “Critical Accounting Policies”):

(Dollars in Thousands)	Years Ended December 31,
Phase of Methodology	2016	2015	2014
Specific review of individual loans	$680	$722	$993
Review of portfolio based on loss trends and current economic climate	4,543	4,423	4,388
Review of portfolio based on inherent risk and other subjective factors	2,609	2,211	2,153
	$7,832	$7,356	$7,534

The Components of the Allowance for Loan Losses

As stated previously in "Critical Accounting Policies," the overall allowance consists of a specific allowance for individually identified impaired loans, an allowance factor for categories of credits with similar characteristics and trends, and an allowance for changing environmental factors.

The first component, the specific allowance, results from the analysis of identified problem credits and the evaluation of sources of repayment including collateral, as applicable. Through Management's ongoing loan grading process, individual loans are identified that have conditions that indicate the borrower may be unable to pay all amounts due under the contractual terms. These loans are evaluated individually by Management and specified allowances for loan losses are established when the discounted cash flows of future payments or collateral value of collateral-dependent loans are lower than the recorded investment in the loan. Generally with problem credits that are collateral-dependent, we obtain appraisals of the collateral at least annually. We may obtain appraisals more frequently if we believe the collateral value is subject to market volatility, if a specific event has occurred to the collateral (e.g. tentative map has been filed), or if we believe foreclosure is imminent.  Impaired loan balances decreased from $5,816,000 at December 31, 2015 to $3,037,000 at December 31, 2016.  The specific allowance totaled $680,000 and $722,000 at December 31, 2016 and 2015, respectively, as we charge off substantially all of our estimated losses related to specifically identified impaired loans as the losses are identified.

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

The total amount allocated for the second component is determined by applying loss estimation factors based on loss history to outstanding loans. At December 31, 2016 and 2015, the allowance allocated by categories of credits totaled $4.5 million and $4.4 million, respectively.

The third component of the allowance for loan losses is an economic and qualitative component that is intended to absorb losses caused by portfolio trends, concentration of credit, growth, and economic trends, as stated previously in "Critical Accounting Policies". At December 31, 2016 and 2015, the general valuation allowance, including the economic component, totaled $2.6 million and $2.2 million, respectively. Starting in late 2008, we witnessed financial difficulties experienced by borrowers in our market, where real estate sale prices declined and holding periods increased.  In the past several years, while published economic data indicates that the downturn is behind us, it is not clear at what speed the economy will recover. In response to this, we have been proactive in evaluating reserve percentages for economic and other qualitative loss factors used to determine the adequacy of the allowance for loan losses. The increase to the third component of the allowance for loan losses reflected such evaluation.

The table below summarizes, for the periods indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for loan losses:

Allowance for Loan Losses

(Dollars in thousands)	2016	2015	2014	2013	2012
Balances:
Average total loans outstanding during period	$578,339	$466,509	$430,448	$396,953	$390,856
Total loans outstanding at end of period	$610,949	$541,032	$454,471	$419,438	$390,986
Allowance for loan losses:
Balances at beginning of period	$7,356	$7,534	$7,659	$7,975	$8,609

Actual charge-offs:
Commercial real estate	0	0	103	436	1,663
Commercial and Industrial	0	32	0	0	0
Consumer	18	30	40	22	26
Consumer Residential	0	0	0	178	150
Agriculture	0	0	0	0	0
Total charge-offs	18	62	143	636	1,839

Recoveries on loans previously charged off:
Commercial real estate	4	5	1,882	8	35
Commercial and Industrial	0	0	0	0	1
Consumer	5	4	2	3	4
Consumer Residential	1	0	11	9	15
Agriculture	0	0	0	0	0
Total recoveries	10	9	1,895	20	55

Net loan charge-offs (recoveries)	8	53	(1,752)	616	1,784

Provision (reversal) for loan losses	484	(125)	(1,877)	300	1,150

Balance at end of period	$7,832	$7,356	$7,534	$7,659	$7,975

Ratios:
Net loan charge-offs (recoveries) to average total loans	0.00%	0.01%	-0.41%	0.16%	0.46%
Allowance for loan losses to total loans at end of period	1.28%	1.36%	1.66%	1.83%	2.04%
Net loan charge-offs (recoveries) to allowance for loan losses at end of period	0.10%	0.72%	-23.25%	8.04%	22.37%
Net loan charge-offs to provision for loan losses	1.65%	N/A	N/A	205.33%	155.13%

The table below summarizes the allowance for loan loss balance by type of loan balance at the end of each period (See “Loan Portfolio” above for a description of each type of loan balance):

Allocation of the Allowance for Loan Losses

(Dollars in thousands)	Amount Outstanding as of December 31,
	2016	2015	2014	2013	2012
Applicable to:
Commercial real estate	$6,185	$5,920	$5,963	$6,248	$6,571
Commercial and Industrial	697	627	720	663	474
Consumer	51	38	42	47	50
Consumer Residential	325	426	388	440	384
Agriculture	504	309	286	217	286
Unallocated	70	36	135	44	210
Total Allowance	$7,832	$7,356	$7,534	$7,659	$7,975

Other Earning Assets

For various business purposes, we make investments in earning assets other than the interest-earning securities and loans discussed above. The primary other earning assets held by the Company as of December 31, 2016 and 2015, includes the cash surrender value of the Bank Owned Life Insurance (“BOLI”) policies, Federal Home Loan Bank stock and Federal Reserve Bank stock. As of December 31, 2015 and 2016, we also held an investment in a low-income housing tax credit funds (“LIHTCF”) to promote our participation in CRA activities. The original investment was $1 million, and there were no unfunded commitments as of December 31, 2015 and 2016. We receive the return in the form of tax credits and tax deductions are expected to continue through the year 2022. The $1 million contribution is being amortized to other expenses over a term of 15 years, commensurate with the benefits received.

The balances of other earning assets as of December 31, 2016 and December 31, 2015 were as follows:

(Dollars in Thousands)	December 31, 2016	December 31, 2015

BOLI	$18,004	$13,747
LIHTCF	$328	$388
Federal Reserve Bank Stock	$758	$758
Federal Home Loan Bank Stock	$3,037	$2,958

Deposits and Other Sources of Funds

Deposits

Total deposits at December 31, 2016 and 2015 were $914,093,000 and $814,691,000, respectively, representing an increase of $99,402,000 or 12.2% in 2016. The average deposits for the year ended December 31, 2016 increased $146,828,000 or 21.1% to $841,819,000 compared to $694,991,000 at December 31, 2015. The increase in the average deposits was impacted by the $71,125,000 acquired in deposits from Mother Lode Bank.

Deposits are the Company’s primary source of funds. Due to strategic emphasis by management, core deposits (based on definition provided by FDIC’s Uniform Bank Performance Report) increased by $94.2 million or 11.8% in 2016 to $892.8 million at December 31, 2016. The percentage of core deposits to total deposits decreased slightly to 97.7% at December 31, 2016 as compared to 98.0% at December 31, 2015. The average rate paid on time deposits in denominations of over $250,000 was 0.32% and 0.18% for the years ended December 31, 2016 and 2015, respectively. The composition and cost of the Company's deposit base are important components in analyzing the Company's net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein. See “Net Interest Income and Net Interest Margin” for further discussion.

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

The following tables summarize the distribution of average daily deposits and the average daily rates paid for the periods indicated:

Distribution of Average Daily Deposits

	Average Deposits
	2016		2015		2014
	Average	Average	Average	Average	Average	Average
(Dollars in Thousands)	Balance	Rate	Balance	Rate	Balance	Rate

Demand	$278,115	0.00%	$220,033	0.00%	$191,667	0.00%
Money market	287,010	0.11%	266,856	0.11%	238,736	0.12%
NOW	149,109	0.10%	112,472	0.07%	97,080	0.07%
Savings	74,669	0.16%	48,130	0.11%	39,820	0.11%
Time certificates of deposit over $250,000	19,560	0.32%	14,564	0.18%	10,141	0.32%
Other time deposits	33,356	0.32%	32,936	0.50%	40,831	0.54%
Total deposits	$841,819	0.17%	$694,991	0.17%	$618,275	0.20%

The scheduled maturities of our time deposits in denominations of more than $250,000 at December 31, 2016 are, as follows:

Maturities of Time Deposits over $250,000

(Dollars in Thousands)

Three months or less	$5,948
Over three months through six months	1,690
Over six months through twelve months	6,732
Over twelve months	6,600
Total	$20,970

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Seven of our clients carry deposit balances of more than 1% of our total deposits, one of which had a deposit balance of more than 3% of total deposits at December 31, 2016.

The Company had $50,000 and $1,001,000 in brokered deposits as of December 31, 2016 and 2015, respectively. The only brokered deposits the Company holds are from CDARS and ICS, a certificate of deposit and money market account program, respectively, that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer.

FHLB Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. We had no outstanding balances as of December 31, 2016 and 2015 and the average outstanding balance was $13, 000 and $12,000 in 2016 and 2015, respectively.  See “Liquidity Management” below for the details on the FHLB borrowings program.

Return on Equity and Assets

The following table sets forth certain information regarding our return on equity and assets for the periods indicated:

	Year Ended December 31,
	2016	2015
Return on average assets	0.83%	0.63%
Return on average common equity	9.43%	6.41%
Dividend payout ratio	25.31%	34.54%
Equity to assets ratio	8.23%	8.72%

Deferred Compensation Obligations

We maintain a nonqualified, unfunded deferred compensation plan for certain key management personnel.  Under this plan, participating employees may defer compensation, which will entitle them to receive certain payments upon retirement, death, or disability.  The plan provides for payments commencing upon retirement and reduced benefits upon early retirement, disability, or termination of employment. At December 31, 2016 and 2015, our aggregate payment obligations under this plan totaled $9.0 million and $7.7 million, respectively.

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of December 31, 2016, and 2015, we had commitments to extend credit of $110.8 million and $91.7 million, respectively.  Obligations under standby letters of credit, included in total commitments to extend credit, were $1.3 million and $1.6 million at December 31, 2016 and 2015, respectively, and there were no obligations under commercial letters of credit for either period.

The effect on our revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used. For more information regarding our off balance sheet arrangements, see Note 14- Commitments and Other Contingencies- to our 2016 year-end consolidated financial statements located elsewhere in this report.

Contractual Obligations

The following chart summarizes certain contractual obligations of the Company as of December 31, 2016 (dollars in thousands):

Contractual Obligations	Less than 1 Year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations	$1,023	$1,976	$1,478	$1,874	$6,351
Supplemental retirement plans	60	196	316	2,190	2,762
Time deposit maturities	39,953	14,313	132	0	54,398
Total	$41,036	$16,485	$1,926	$4,064	$63,511

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

Liquidity

Liquidity to meet borrowers’ credit and depositors’ withdrawal demands is provided by maturing assets, short-term liquid assets that can be converted to cash and the ability to attract funds from depositors. Additional sources of liquidity may include institutional deposits, advances from the $ and other short-term borrowings, such as federal funds purchased.

Since our deposit growth strategy emphasizes core deposit growth we have avoided relying on brokered deposits as a consistent source of funds. The only brokered deposit the Company holds are from CDARS and ICS, a certificate of deposit and money market program, respectively, that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer. The Company had $50,000 and $1,001,000 in brokered deposits as of December 31, 2016 and 2015, respectively.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio and stock issued by the FHLB. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. At December 31, 2016 and 2015, the Company had no FHLB advances outstanding and had sufficient collateral to borrow an additional $236.7 million and $198.4 million, respectively. In addition, the Company had lines of credit with its correspondent banks to purchase overnight federal funds totaling $43 million and $25 million at December 31, 2016 and 2015, respectively. No advances were made on these lines of credit as of December 31, 2016 and December 31, 2015.

The Company’s liquidity depends primarily on dividends paid to it as sole shareholder of the Bank. The Bank’s ability to pay dividends to the Company will depend on whether the Bank will be in a position to pay dividends based on regulatory requirements and the performance of the Bank.

Maintenance of adequate liquidity requires that sufficient resources be available at all time to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, loans and securities available for sale. Our liquid assets at December 31, 2016 and 2015 totaled approximately $269.7 million and $269.5 million, respectively. Our liquidity level measured as the percentage of liquid assets to total assets was 26.9% and 30.0% at December 31, 2016, and 2015, respectively.

Capital Resources and Capital Adequacy Requirements

In the past two years, our primary source of capital has been internally generated operating income through retained earnings. At December 31, 2016, total shareholders’ equity increased to $82.5 million, representing an increase of $4.2 million from December 31, 2015. The increase was due to net income of $7.7 million recorded to retained earnings, offset by common stock dividend payments totaling $1.9 million, and a comprehensive loss of $1.8 million, net of income taxes, due to the negative effect that rising treasury yields had on the unrealized market value adjustment of our available for sale investment portfolio during 2016. As of December 31, 2016, we had no material commitments for capital expenditures.

We are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can trigger regulatory actions that could have a material adverse effect on our financial statements and operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that rely on quantitative measures of our assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. (See “Description of Business-Regulation and Supervision-Capital Adequacy Requirements” in this report for exact definitions and regulatory capital requirements.)

As of December 31, 2016, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to the Bank’s capital ratios as of the dates specified:

	Regulatory Well- Capitalized Standards	December 31, 2016	December 31, 2015
Total capital to risk-weighted assets	10.0%	11.3%	12.1%
Tier I capital to risk-weighted assets	8.0%	10.2%	10.9%
Common equity tier 1 risk-weighted assets	6.5%	10.2%	10.9%
Tier I capital to average assets	5.0%	8.1%	9.0%

The December 31, 2015 capital ratios reported above have been revised for the Tier 1 capital net reduction of $1,278,000 as a result of the increase of $2,651,000 to goodwill. See Footnote 2 and 21 to our 2016 year-end consolidated financial statements located elsewhere in this report for further discussion of the goodwill adjustment.

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

At December 31, 2016, it was estimated that the Company's MV would decrease 12.8% in the event of an immediate 200 basis point increase in market interest rates. The Company's MV at the same date would decrease 25.8% in the event of an immediate 200 basis point decrease in applicable interest rates.

        Presented below, as of December 31, 2016 and 2015, is an analysis of the Company's interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of applicable interest rates:

	December 31, 2016				December 31, 2015
			Market Value as a % of Present Value of Assets				Market Value as a % of Present Value of Assets
	$ Change in Market Value	% Change in Market Value	MV Ratio	Change (bp)	$ Change in Market Value	% Change in Market Value	MV Ratio	Change (bp)
				(Dollars in Thousands)
Shock Scenario
+200 bp	$(25,356)	(12.97)%	17.50%	(182)	$(22,458)	(12.88)%	17.47%	(181)
+100 bp	$(11,029)	(5.64)%	18.60%	(72)	$(10,089)	(5.79)%	18.53%	(75)
0 bp	$0	0.00%	19.32%	0	$0	0.00%	19.28%	0
-100 bp	$(19,951)	(10.21)%	17.02%	(230)	$(20,851)	(11.96)%	16.67%	(261)
-200 bp	$(50,287)	(25.73)%	13.92%	(540)	$(50,759)	(29.12)%	13.31%	(597)

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the 1934 Act as of December 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our Management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2017 Annual Meeting of Shareholders.   The Company and the Company have adopted a Code of Ethics that applies to all staff including the Chief Executive Officer, and the Chief Financial Officer. A copy of the Code of Ethics will be provided to any person, without charge, upon written request to Corporate Secretary, Oak Valley Bancorp, 125 North Third Avenue, Oakdale, CA 95361.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 4 and 5 were required for those persons, the Company believes that for the 2016 fiscal year the officers and directors of the Company complied with all applicable filing requirements, except for the late filings for the directors in the table below:

Name	Form	Transaction Type	Transaction Date	# of Shares
Tom Haidlen	4	Purchase (1)	2/11/2016	183
James Gilbert	4	Purchase (1)	2/12/2016	347
Tom Haidlen	4	Purchase (1)	8/11/2016	182
James Gilbert	4	Purchase (1)	8/12/2016	343
H. Randolph Holder, Jr.	4	Purchase	2/22/2016	5,794
H. Randolph Holder, Jr.	4	Purchase	2/25/2016	49
H. Randolph Holder, Jr.	4	Purchase	2/29/2016	23
Michael Jones	4	Purchase	2/3/2016	128
Michael Jones	4	Purchase	2/3/2016	118
Michael Jones	4	Purchase	2/3/2016	900
Michael Jones	4	Purchase	4/25/2016	3,528
Terry Withrow	4	Purchase (1)	2/12/2016	176

(1) Automatic Reinvestment of Cash Dividend

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2017 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2017 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2017 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2017 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

(a)(3) Exhibits

The exhibit list required by this Item is incorporated by reference to the Exhibit Index included in this report. The warranties, representations and covenants contained in any of the agreements included herein or which appear as exhibits hereto should not be relied upon by buyers, sellers or holders of the Company’s securities and are not intended as warranties, representations or covenants to any individual or entity except as specifically set forth in such agreement.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “1934 Act”) the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Oakdale, California on March 21, 2017.

OAK VALLEY BANCORP a California corporation

By:	/s/ CHRISTOPHER M. COURTNEY
Christopher M. Courtney, President and Chief Executive Officer

Pursuant to the requirements of the 1934 Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned officers and directors of the registrant hereby constitutes and appoints Christopher M. Courtney and Jeffrey A. Gall, and each of them, as lawful attorney-in-fact and agent for each of the undersigned (with full power of substitution and resubstitution, for and in the name, place and stead of each of the undersigned officers and directors), to sign and file with the Securities and Exchange Commission under the 1934 Act any and all amendments, supplements and exhibits to this report and any and all other documents in connection therewith, hereby granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in order to effectuate the same as fully and to all intents and purposes as each of the undersigned might or could do if personally present, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or any of their substitutes, may do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ DONALD L. BARTON	Director	March 21, 2017
Donald Barton

/s/ CHRISTOPHER M. COURTNEY	President, Chief Executive Officer and Director (Principal Executive Officer)	March 21, 2017
Christopher M. Courtney

/s/ JEFFREY A. GALL	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 21, 2017
Jeffrey A. Gall

/s/ JAMES L. GILBERT	Director	March 21, 2017
James L. Gilbert

/s/ THOMAS A. HAIDLEN	Director	March 21, 2017
Thomas A. Haidlen

/s/ H. RANDOLPH HOLDER	Director	March 21, 2017
H. Randolph Holder

/s/ MICHAEL Q. JONES	Director	March 21, 2017
Michael Q. Jones

/s/ DANIEL J. LEONARD	Director	March 21, 2017
Daniel J. Leonard

/s/ RONALD C. MARTIN	Director	March 21, 2017
Ronald C. Martin

/s/ JANET S. PELTON	Director	March 21, 2017
Janet S. Pelton

/s/ DANNY L. TITUS	Director	March 21, 2017
Danny L. Titus

/s/ TERRANCE P. WITHROW	Director	March 21, 2017
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

As of December 31, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 COSO) and guidance issued by the Securities and Exchange Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2016, based on those criteria.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Oak Valley Bancorp

We have audited the accompanying consolidated balance sheets of Oak Valley Bancorp and subsidiary (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the years ended December 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oak Valley Bancorp and subsidiary as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years ended December 31, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Los Angeles, California

March 24, 2017

OAK VALLEY BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	December 31,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$179,025	$174,778
Federal funds sold	11,785	15,825
Cash and cash equivalents	190,810	190,603

Securities available for sale	160,333	131,546
Loans, net of allowance for loan loss of $7,832 and $7,356 at December 31, 2016 and 2015, respectively	601,104	530,394
Bank premises and equipment, net	13,688	14,277
Other real estate owned	1,210	2,066
Interest receivable and other assets	34,965	28,152

	$1,002,110	$897,038

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$914,093	$814,691
Interest payable and other liabilities	5,567	4,084
Total liabilities	919,660	818,775

Commitments and contingencies (Note 14)

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,088,455 and 8,078,155 shares issued and outstanding at December 31, 2016 and 2015, respectively	24,682	24,682
Additional paid-in capital	3,473	3,217
Retained earnings	54,520	48,795
Accumulated other comprehensive (loss) income, net of tax	(225)	1,569
Total shareholders’ equity	82,450	78,263

	$1,002,110	$897,038

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)	YEAR ENDED DECEMBER 31,
	2016	2015
INTEREST INCOME
Interest and fees on loans	$27,463	$22,053
Interest on securities available for sale	4,124	3,629
Interest on federal funds sold	35	34
Interest on deposits with banks	667	304
Total interest income	32,289	26,020

INTEREST EXPENSE
Deposits	764	615
Total interest expense	764	615

Net interest income	31,525	25,405
Provision for (reversal of) for loan losses	484	(125)

Net interest income after provision for (reversal of) loan losses	31,041	25,530

OTHER INCOME
Service charges on deposits	1,354	1,240
Earnings on cash surrender value of life insurance	441	429
Mortgage commissions	204	148
Gains on called securities	52	206
Other	2,362	2,084
Total non-interest income	4,413	4,107

OTHER EXPENSES
Salaries and employee benefits	13,564	11,717
Occupancy expenses	3,284	3,009
Data processing fees	1,604	1,466
Regulatory assessments (FDIC & DBO)	643	506
Other operating expenses	5,220	5,977
Total non-interest expense	24,315	22,675

Net income before provision for income taxes	11,139	6,962

PROVISION FOR INCOME TAXES	3,474	2,054
NET INCOME	$7,665	$4,908

NET INCOME PER COMMON SHARE	$0.95	$0.61

NET INCOME PER DILUTED COMMON SHARE	$0.95	$0.61

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEAR ENDED DECEMBER 31,
(in thousands)	2016	2015

Net income	$7,665	$4,908
Other comprehensive loss:
Unrealized holding losses on securities arising during the current period, net of tax effect of ($1,233) thousand and ($124) thousand for the years ended December 31, 2016 and 2015, respectively	(1,763)	(177)
Reclassification adjustment due to net gains realized on calls of securities, net of tax effect of $21 thousand and $85 thousand for the years ended December 31, 2016 and 2015, respectively	(31)	(121)
Other comprehensive loss	(1,794)	(298)
Comprehensive income	$5,871	$4,610

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	YEAR ENDED DECEMBER 31, 2016 AND 2015
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2015	8,074,855	$24,682	$2,910	$45,582	$1,867	$75,041
Stock options exercised						0
Tax benefit on stock based compensation			46			46
Restricted stock issued	6,000					0
Restricted stock forfeited	(2,700)					0
Cash dividends declared				(1,695)		(1,695)
Stock based compensation			261			261
Other comprehensive loss					(298)	(298)
Net income				4,908		4,908
Balances, December 31, 2015	8,078,155	$24,682	$3,217	$48,795	$1,569	$78,263

Restricted stock issued	17,000					$0
Restricted stock forfeited	(6,700)					0
Cash dividends declared				(1,940)		(1,940)
Stock based compensation			256			256
Other comprehensive loss					(1,794)	(1,794)
Net income				7,665		7,665
Balances, December 31, 2016	8,088,455	$24,682	$3,473	$54,520	$(225)	$82,450

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
(dollars in thousands)	2016		2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income		$7,665	$4,908
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for (reversal of) loan losses		484	(125)
Decrease in deferred fees/costs, net		(19)	(124)
Depreciation		1,252	1,207
Amortization of investment securities, net		409	188
Stock based compensation		256	261
Excess tax benefits from vested restricted stock awards		0	(46)
Gain on sale of premises and equipment		(4)	(5)
OREO loss on sales and write downs		96	50
Gain on sales and calls of available for sale securities		(52)	(206)
Earnings on cash surrender value of life insurance		(441)	(429)
(Increase) decrease in deferred tax asset		(687)	35
Gain on BOLI death benefit		(2)	(66)
Increase (decrease) in interest payable and other liabilities		1,483	(1,214)
Increase in interest receivable		(411)	(33)
Increase in other assets		(123)	(90)
Net cash from operating activities		9,906	4,311

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities		(53,955)	(42,694)
Proceeds from maturities, calls, and principal paydowns of securities available for sale		21,762	31,935
Net increase in loans		(71,428)	(41,778)
Purchase of FHLB Stock		(79)	(142)
Purchase of BOLI policies		(4,000)	0
Proceeds from sale of OREO		1,012	0
Proceeds from redemption of BOLI policies		186	292
Cash acquired from acquisitions, net of cash paid		0	23,468
Proceeds from sales of premises and equipment		4	5
Net purchases of premises and equipment		(663)	(1,418)
Net cash used in investing activities		(107,161)	(30,332)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid		(1,940)	(1,695)
Net increase in demand deposits and savings accounts		95,578	77,313
Net decrease in time deposits		3,824	(3,328)
Excess tax benefits from vested restricted stock awards		0	46
Net cash from financing activities		97,462	72,336

NET INCREASE IN CASH AND CASH EQUIVALENTS		207	46,315

CASH AND CASH EQUIVALENTS, beginning of period		190,603	144,288

CASH AND CASH EQUIVALENTS, end of period		$190,810	$190,603

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest		$756	$618
Income taxes		$2,331	$4,152

NON-CASH INVESTING ACTIVITIES:
Real estate acquired through foreclosure		$253	$956
Change in unrealized loss on available-for-sale securities		$(3,048)	$(507)
Acquisitions:
Fair value of assets acquired	$	NA	$78,717
Fair value of liabilities assumed	$	NA	$71,381

See accompanying notes

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF ACCOUNTING POLICIES

Nature of Operations

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

On December 23, 2015, the Company completed its acquisition of Mother Lode Bank (“MLB”), a California state-chartered bank headquartered in Sonora, California, in a transaction in which Mother Lode Bank was merged with and into the Bank, with the Bank as the surviving company in the transaction (Note 2). The purchase price for Mother Lode Bank was approximately $7.3 million.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the Company’s consolidated financial statements include the allowance for loan losses, accounting for income taxes, fair value measurements, and the determination, recognition and measurement of impaired loans. Actual results could differ from these estimates.

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Subsequent events — The Company has evaluated events and transactions subsequent to December 31, 2016for potential recognition or disclosure.

Cash and cash equivalents — The Company has defined cash and cash equivalents to include cash, due from banks, certificates of deposit with original maturities of three months or less, and federal funds sold. Generally, federal funds are sold for one-day periods. At times throughout the year, balances can exceed FDIC insurance limits.

Securities available for sale — Available-for-sale securities consist of bonds, notes, and debentures not classified as trading securities or held-to-maturity securities. Available-for-sale securities with unrealized holding gains and losses are reported as an amount in accumulated other comprehensive income, net of tax. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method. The amortization of premiums and accretion of discounts are recognized as adjustments to interest income over the period to maturity.

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

The Company files income tax returns in the U.S. federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal tax examinations by tax authorities for years before 2013 or to state/local income tax examinations by tax authorities for years before 2012.

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

Advertising costs — The Company expenses marketing costs as they are incurred. Advertising expense was $199,000 and $189,000 for the years ended December 31, 2016 and 2015, respectively.

Comprehensive income — Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items previously recorded directly to equity, such as unrealized gains and losses on securities available for sale. Comprehensive income is presented in the statements of comprehensive income and as a component of shareholders’ equity. For the years ended December 31, 2016 and 2015, $31,000 and $121,000 net of tax, respectively, was reclassified from comprehensive income into net income related to gains on called and sold available for sale securities.

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

Earnings per common share (“EPS”) —  EPS is based upon the weighted average number of common shares outstanding during each year. The table in footnote 13 shows: (1) weighted average basic shares, (2) effect of dilutive securities related to stock options and non-vested restricted stock, and (3) weighted average diluted shares. Basic EPS are calculated by dividing net income by the weighted average number of common shares outstanding during each period, excluding dilutive stock options and unvested restricted stock awards. Diluted EPS are calculated using the weighted average diluted shares. The total dilutive shares included in annual diluted EPS is a year-to-date weighted average of the total dilutive shares included in each quarterly diluted EPS computation under the treasury stock method. We have two forms of outstanding common stock: common stock and unvested restricted stock awards. Holders of restricted stock awards receive non-forfeitable dividends at the same rate as common stockholders and they both share equally in undistributed earnings. Therefore, under the two-class method, the difference in EPS is not significant for these participating securities.

Stock based compensation — The Company recognizes in the consolidated statements of income the grant-date fair value of stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The Company uses the straight-line recognition of expenses for awards with graded vesting.

The fair value of each option grant is estimated as of the grant date using a binomial option-pricing model for all grants. Expected volatility is based on the historical volatility of the price of the Company’s stock. The Company uses historical data to estimate option exercise and stock option forfeiture rates within the valuation model. The expected term of options granted for the binomial model is derived from applying a historical suboptimal exercise factor to the contractual term of the grant. For binomial pricing, the risk-free rate for periods is equal to the U.S. Treasury yield at the time of grant and commensurate with the contractual term of the grant. There were no stock options granted in 2016 or 2015.

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of December 31, 2016 and 2015. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

Reclassifications — Certain prior year amounts have been reclassified to conform to the current year presentation. See Note 2. There was no effect on net income or shareholders’ equity as a result of reclassifications.

Business combinations and related matters — Business combinations are accounted for under the acquisition method of accounting in accordance with ASC 805, Business Combinations. Under the acquisition method the acquiring entity in a business combination recognizes 100 percent of the acquired assets and assumed liabilities, regardless of the percentage owned, at their estimated fair values as of the date of acquisition. Any excess of the purchase price over the fair value of net assets and other identifiable intangible assets acquired is recorded as goodwill. Assets acquired and liabilities assumed from contingencies must also be recognized at fair value, if the fair value can be determined during the measurement period. Results of operations of an acquired business are included in the statement of operations from the date of acquisition. Acquisition-related costs, including conversion charges, are expensed as incurred. The Company applied this guidance to the acquisition of Mother Lode Bank that was consummated on December 23, 2015. The Company's consolidated financial statements for the year ended December 31, 2015 reflect the operations of Mother Lode Bank from December 24, 2015 through December 31, 2015.

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

The Company applies a qualitative analysis of conditions in order to determine if it is more likely than not that the carrying value is impaired. In the event that the qualitative analysis suggests that the carrying value of goodwill may be impaired, the Company, with the assistance of an independent third party valuation firm, uses several quantitative valuation methodologies in evaluating goodwill for impairment including a discounted cash flow approach that includes assumptions made concerning the future earnings potential of the organization, and a market-based approach that looks at values for organizations of comparable size, structure and business model. The current year's review of qualitative factors did not indicate that impairment has occurred, as such no quantitative analysis was performed at December 31, 2016.

Recently Issued Accounting Standards —

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities, including leases classified as operating leases under previous GAAP, on the balance sheet and requiring additional disclosures of key information about leasing arrangements. ASU 2016-02 is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2018 and requires a modified retrospective approach to adoption. Early application of the amendments is permitted. While the Company has not quantified the impact to its balance sheet, it does expect the adoption of this ASU will result in a gross-up in its balance sheet as a result of recording a right-of-use asset and a lease liability for each lease.

In March 2016, FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  The amendments in ASU 2016-09 simplify several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. The Company adopted this ASU for the full fiscal year of 2016 and it did not have a significant impact on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). This update changes the methodology used by financial institutions under current U.S. GAAP to recognize credit losses in the financial statements.  Currently, U.S. GAAP requires the use of the incurred loss model, whereby financial institutions recognize in current period earnings, incurred credit losses and those inherent in the financial statements, as of the date of the balance sheet.    This guidance results in a new model for estimating the allowance for loan and lease losses, commonly referred to as the Current Expected Credit Loss (“CECL”) model.  Under the CECL model, financial institutions are required to estimate future credit losses and recognize those losses in current period earnings.  The amendments within the update are effective for fiscal years and all interim periods beginning after December 15, 2019, with early adoption permitted.  Upon adoption of the amendments within this update, the Company will be required to make a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. The Company is currently in the process of evaluating the impact the adoption of this update will have on its financial statements. While the Company has not quantified the impact of this ASU, it does expect changing from the current incurred loss model to an expected loss model will result in an earlier recognition of losses.

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

In January 2017, FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings.  These amendments apply to ASU 2014-9 (Revenue from Contracts with Customers), ASU 2016-02 (Leases), and ASU 2016-13 (Financial Instruments - Credit Losses).  The Company does not expect these amendments to have a significant impact on its consolidated financial statements.

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

The following table reflects the estimated fair values of the assets acquired and liabilities assumed related to the MLB Acquisition:

(Dollars in thousands)	Acquisition Date December 23, 2015
Assets:
Cash and cash equivalents	$30,804
Loans	42,831
Core deposit intangible	1,031
Goodwill	3,313
Other assets	737
Total assets acquired	$78,717

Liabilities:
Deposits:
Non-interest bearing	$36,177
Interest bearing
Transaction accounts	6,112
Savings accounts	15,727
Money market accounts	7,602
Other time accounts	5,507
Total deposits	71,125

Other liabilities	256
Total liabilities assumed	$71,381

Merger consideration	$7,336

The following table presents the net assets acquired from MLB and the estimated fair value adjustments:

(Dollars in thousands)	Acquisition Date December 23, 2015
Book value of net assets acquired from Mother Lode Bank	$4,884

Fair value adjustments:
Loans	(2,960)
Reversal of Allowance for Loan Loss	1,279
Core deposit intangible asset	1,031
Other assets & liabilities, net	(211)
Total purchase accounting adjustments	$(861)

Fair value of net assets acquired from Mother Lode Bank	$4,023

Merger consideration	7,336
Less: fair value of net assets acquired	(4,023)
Goodwill	$3,313

As a result of the MLB Acquisition, we recorded $3,313,000 in goodwill, which represents the excess of the total purchase price paid over the fair value of the assets acquired, net of the fair values of liabilities assumed. Goodwill mainly reflects expected value created through the combined operations of MLB and the Company. At December 31, 2016 and 2015, we determined that the fair value of our traditional community banking activities (provided through our branch network) exceeded the carrying amount. Therefore, no impairment on goodwill has been recorded. The following is a description of the methods used to determine the fair values of significant assets and liabilities at acquisition date presented above.

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

Core Deposit Intangible

The core deposit intangible represents the estimated future benefits of acquired deposits and is booked separately from the related deposits. The value of the core deposit intangible asset was determined using a discounted cash flow approach to arrive at the cost differential between the core deposits (non-maturity deposits such as transaction, savings and money market accounts) and alternative funding sources. The core deposit intangible is amortized on an accelerated basis over an estimated ten-year life, and it is evaluated periodically for impairment. No impairment loss was recognized as of December 31, 2016.

A core deposit intangible asset of $1,031,000 was recorded on December 23, 2015, none of which was amortized during 2015 and $159,000 was amortized during 2016. At December 31, 2016, the future estimated amortization expense is as follows:

(in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Core deposit intangible amortization	$129	$114	$105	$96	$93	$335	$872

Acquisition Related Expenses

Acquisition-related expenses are recognized as incurred and continue until all systems have been converted and operational functions become fully integrated. We incurred one-time third-party acquisition-related expenses in the consolidated statements of income totaling $173,000 and $1,971,000 during the years ended December 31, 2016 and 2015, respectively. The conversion of the operating systems was completed in April 2016.

Pro Forma Results of Operations

Included in the Company’s consolidated statement of income for the year ended December 31, 2015, was revenue of $64,000 and net income of $37,000 related to normal business operations of MLB. Management believes pro forma results of operations for the year ended December 31, 2015 would not have been significantly different had the MLB acquisition occurred on January 1, 2015.

Acquisition-related expenses are recognized as incurred and continue until all systems have been converted and operational functions become fully integrated. We incurred one-time third-party acquisition-related expenses in the consolidated statements of income in 2016 and 2015 as follows:

(Dollars in thousands)	For the Years Ended December 31,
	2016	2015
Data processing	$(5)	$1,137
Professional services	58	582
Personnel severance	(20)	210
Other	140	42
	$173	$1,971

NOTE 3 — CASH AND DUE FROM BANKS

Cash and due from banks includes balances with the Federal Reserve Bank and other correspondent banks. The Company is required to maintain specified reserves by the Federal Reserve Bank. The average reserve requirements are based on a percentage of the Company’s deposit liabilities. In addition, the Federal Reserve Bank requires the Company to maintain a certain minimum balance at all times. As of December 31, 2016 and 2015, the Company had a balance of $65,467,000 and $107,792,000, respectively, which exceeds the reserve requirement.

NOTE 4 — SECURITIES

The amortized cost and estimated fair values of debt securities as of December 31, 2016, are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$27,879	$616	$(209)	$28,286
Collateralized mortgage obligations	4,159	7	(57)	4,109
Municipalities	77,957	1,318	(946)	78,329
SBA pools	7,219	0	(51)	7,168
Corporate debt	21,349	81	(867)	20,563
Asset backed securities	18,888	32	(101)	18,819
Mutual fund	3,264	0	(205)	3,059
	$160,715	$2,054	$(2,436)	$160,333

The following tables detail the gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2016.

(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$8,769	$(208)	$718	$(1)	$9,487	$(209)
Collateralized mortgage obligations	3,166	(57)	0	0	3,166	(57)
Municipalities	45,137	(917)	402	(29)	45,539	(946)
SBA pools	6,415	(46)	753	(5)	7,168	(51)
Corporate debt	12,776	(757)	2,884	(110)	15,660	(867)
Asset backed securities	2,576	(15)	8,272	(86)	10,848	(101)
Mutual fund	0	0	3,059	(205)	3,059	(205)
Total temporarily impaired securities	$78,839	$(2,000)	$16,088	$(436)	$94,927	$(2,436)

At December 31, 2016, there was one U.S. agency, one municipality, two SBA pools, four corporate debts, five asset backed securities, and one mutual fund that comprised the total securities in an unrealized loss position for greater than 12 months and seven U.S. agencies, two collateralized mortgage obligations, forty-four municipalities, three SBA pools, eight corporate debts, and one asset backed security that make up the total securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and volatility of the security’s fair value. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes and the Company does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities at December 31, 2016, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$9,880	$10,433
Due after one year through five years	52,380	52,005
Due after five years through ten years	65,103	64,789
Due after ten years	33,352	33,106
	$160,715	$160,333

The amortized cost and estimated fair values of debt securities as of December 31, 2015, are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$31,815	$1,142	$(89)	$32,868
Collateralized mortgage obligations	2,729	17	(27)	2,719
Municipalities	66,535	2,248	(197)	68,586
SBA pools	811	0	(5)	806
Corporate debt	13,497	44	(121)	13,420
Asset backed securities	10,321	0	(183)	10,138
Mutual fund	3,172	0	(163)	3,009
	$128,880	$3,451	$(785)	$131,546

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

The Company recognized gross realized gains of $52,000 and $238,000 during 2016 and 2015, respectively, on certain available-for-sale securities that were called or sold. The gains in 2015 reflected in the condensed consolidated statements of income are net of a $32,000 gross realized loss related to one available-for-sale security sold during the first quarter of 2015, compared to no sales of securities and no losses on called securities during 2016. There were no losses on called available-for-sale securities realized during 2016 and 2015.

Securities carried at $89,362,000 and $65,902,000 at December 31, 2016 and 2015, respectively, were pledged to secure deposits of public funds.

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

Loan totals were as follows:

	YEAR ENDED DECEMBER 31,
(in thousands)	2016	2015
Commercial real estate:
Commercial real estate- construction	$23,378	$19,363
Commercial real estate- mortgages	389,495	363,644
Land	9,823	10,239
Farmland	56,159	29,801
Commercial and industrial	64,201	63,776
Consumer	767	774
Consumer residential	38,672	32,588
Agriculture	28,454	20,847
Total loans	610,949	541,032

Less:
Deferred loan fees and costs, net	(2,013)	(3,282)
Allowance for loan losses	(7,832)	(7,356)

Net loans	$601,104	$530,394

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2016, approximately 40.9% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

The following table presents the fair value of purchased credit-impaired and other loans acquired from Mother Lode Bank as of the acquisition date:

	December 23, 2015
(in thousands)	Purchased credit-impaired loans	Other purchased loans	Total

Contractually required payments including interest	$1,982	$44,007	$45,989
Less: nonaccretable difference	(1,103)	0	(1,103)
Cash flows expected to be collected (undiscounted)	879	44,007	44,886
Accretable yield	(14)	(2,041)	(2,055)
Fair value of purchased loans	$865	$41,966	$42,831

The following table reflects the outstanding balance and related carrying value of PCI loans as of December 31, 2016 and December 31, 2015:

(in thousands)	December 31, 2016		December 31, 2015
	Unpaid principal balance	Carrying value	Unpaid principal balance	Carrying value
Commercial real estate:
Commercial real estate- construction	$0	$0	$0	$0
Commercial real estate- mortgages	0	0	196	118
Land	280	33	795	269
Farmland	0	0	0	0
Commercial and industrial	0	0	794	478
Consumer	0	0	0	0
Consumer residential	0	0	0	0
Agriculture	0	0	0	0
Total purchased credit-impaired loans	$280	$33	$1,785	$865

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

Year-end non-accrual loans, segregated by class of loans, were as follows:

	YEAR ENDED DECEMBER 31,
(in thousands)	2016	2015
Commercial real estate:
Commercial real estate- construction	$0	$0
Commercial real estate- mortgages	0	0
Land	2,715	2,739
Farmland	0	51
Commercial and industrial	306	322
Consumer	0	0
Consumer residential	16	0
Agriculture	0	2,704
Total non-accrual loans	$3,037	$5,816

(1)	Excluded from the above non-accrual loan table are Purchased Credit Impaired loans acquired in the MLB Acquisition.

Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income of approximately $156,000 in 2016 and $376,000 in 2015.

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of December 31, 2016 (in thousands):

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Purchased Credit Impaired Loans	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$23,378	$0	23,378	$0
Commercial R.E. - mortgages	0	0	0	0	389,495	0	389,495	0
Land	0	0	2,715	2,715	7,075	33	9,823	0
Farmland	0	0	0	0	56,159	0	56,159	0
Commercial and industrial	0	0	302	302	63,899	0	64,201	0
Consumer	0	0	0	0	767	0	767	0
Consumer residential	0	0	16	16	38,656	0	38,672	0
Agriculture	0	0	0	0	28,454	0	28,454	0
Total	$0	$0	$3,033	$3,033	$607,883	$33	610,949	$0

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

Impaired loans by class as of December 31, 2016 and 2015 are set forth in the following tables. PCI loans are excluded from the tables, as they have not experienced post acquisition declines in cash flows expected to be collected. No interest income was recognized on impaired loans subsequent to their classification as impaired during 2016 and 2015.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
December 31, 2016
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	3,131	2,715	0	2,715	680	2,476
Farmland	0	0	0	0	0	0
Commercial and Industrial	353	4	302	306	0	313
Consumer	0	0	0	0	0	0
Consumer residential	16	16	0	16	0	0
Agriculture	0	0	0	0	0	0
Total	$3,500	$2,735	$302	$3,037	$680	$2,789

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
December 31, 2015
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	0
Commercial R.E. - mortgages	0	0	0	0	0	301
Land	3,856	0	2,739	2,739	722	2,914
Farmland	63	51	0	51	0	61
Commercial and Industrial	357	322	0	322	0	611
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	2,704	2,704	0	2,704	0	7
Total	$6,980	$3,077	$2,739	$5,816	$722	3,894

Troubled Debt Restructurings – In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

At December 31, 2016, there were 6 loans that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $3,037,000. At December 31, 2015, there were 5 loans that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $3,060,000. There were no unfunded commitments on TDR loans at December 31, 2016 and 2015. We have allocated $680,000 and $722,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of December 31, 2016 and 2015, respectively.

During the year ended December 31, 2016, the terms of two loans were modified as troubled debt restructurings, as compared to two loans during 2015. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date; or a temporary payment modification in which the payment amount allocated towards principal was reduced. In some cases, a permanent reduction of the accrued interest on the loan was conceded.

During 2016 and 2015, two loans were modified as troubled debt restructurings totaling $308,000 and $594,000, respectively. The troubled debt restructurings during the years ended December 31, 2016 and 2015 did not modify the principal balances, did not increase the allowance for loan losses and there were no charge offs as a result of the loan modifications.

There was one commercial real estate loan with a balance of $289,000 that was modified as troubled debt restructuring and had a subsequent payment default during the year ended December 31, 2016, as compared to no payment defaults of modified loans during 2015.

A loan is considered to be in payment default once it is thirty days contractually past due under the modified terms.

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

As of December 31, 2016 and 2015, there are no loans that are classified with a risk grade of 8- Loss.

The following table presents weighted average risk grades of our loan portfolio.

	December 31, 2016	December 31, 2015
	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.07	3.72
Commercial real estate - mortgages	3.08	3.16
Land	4.39	4.58
Farmland	3.09	3.12
Commercial and industrial	2.70	3.57
Consumer	2.28	1.99
Consumer residential	3.03	3.01
Agriculture	3.08	3.39
Total gross loans	3.06	3.25

The following table presents risk grade totals by class of loans as of December 31, 2016 and 2015. Risk grades 1 through 4 have been aggregated in the “Pass” line.

(in thousands)	Commercial R.E. Construction	Commercial R.E. Mortgages (1)	Land (1)	Farmland	Commercial and Industrial (1)	Consumer	Consumer Residential	Agriculture	Total

December 31, 2016

Pass	$22,560	$388,365	$6,637	$56,159	$62,770	$738	$38,300	$28,454	$603,983
Special mention	818	1,063	-	-	189	-	-	-	2,070
Substandard	-	67	2,906		1,242	29	372	-	4,616
Doubtful	-	-	280	-	-	-	-	-	280
Total loans	$23,378	$389,495	$9,823	$56,159	$64,201	$767	$38,672	$28,454	$610,949

December 31, 2015

Pass	$18,312	$357,339	$6,358	$28,568	$55,957	$745	$32,532	$18,143	$517,954
Special mention	-	4,389	110	-	6,153	-	-	-	10,652
Substandard	1,051	1,916	3,283	1,233	1,416	29	56	2,704	11,688
Doubtful	-	-	488	-	250	-	-	-	738
Total loans	$19,363	$363,644	$10,239	$29,801	$63,776	$774	$32,588	$20,847	$541,032

(1)

Included in the above table is Purchased Credit Impaired loans recorded at their fair value of $33,000 and $865,000 as of December 31, 2016 and 2015, respectively, which were acquired in the MLB Acquisition.

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

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2016 and 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses
For the Year Ended December 31, 2016 and 2015

(in thousands)	Commercial	Commercial		Consumer
Year Ended December 31, 2016	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$5,920	$627	$38	$426	$309	$36	$7,356
Charge-offs	0	0	(18)	0	0	0	(18)
Recoveries	4	0	5	1	0	0	10
(Reversal of) provision for loan losses	261	70	26	(102)	195	34	484
Ending balance	$6,185	$697	$51	$325	$504	$70	$7,832

Year Ended December 31, 2015
Beginning balance	$5,963	$720	$42	$388	$286	$135	$7,534
Charge-offs	0	(32)	(30)	0	0	0	(62)
Recoveries	5	0	4	0	0	0	9
(Reversal of) provision for loan losses	(48)	(61)	22	38	23	-99	(125)
Ending balance	$5,920	$627	$38	$426	$309	$36	$7,356

The following table details the allowance for loan losses and ending gross loan balances as of December 31, 2016 and 2015, summarized by collective and individual evaluation methods of impairment.

(in thousands)
	Commercial	Commercial		Consumer
December 31, 2016	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Allowance for loan losses for loans:
Individually evaluated for impairment	$680	$0	$0	$0	$0		$680
Collectively evaluated for impairment	5,505	697	51	325	504	70	7,152
	$6,185	$697	$51	$325	$504	$70	$7,832

Ending gross loan balances:
Individually evaluated for impairment	$2,715	$306	$0	$16	$0	$0	$3,037
Individually evaluated purchased credit impaired loans	33	0	0	0	0	0	33
Collectively evaluated for impairment	476,107	63,895	767	38,656	28,454	0	607,879
	$478,855	$64,201	$767	$38,672	$28,454	$0	$610,949

December 31, 2015
Allowance for loan losses for loans:
Individually evaluated for impairment	$722	$0	$0	$0	$0		$722
Collectively evaluated for impairment	5,198	627	38	426	309	36	6,634
	$5,920	$627	$38	$426	$309	$36	$7,356

Ending gross loans balances:
Individually evaluated for impairment	$2,790	$322	$0	$0	$2,704	$0	$5,816
Individually evaluated purchased credit impaired loans	387	478	0	0	0	0	865
Collectively evaluated for impairment	419,870	62,976	774	32,588	18,143	0	534,351
	$423,047	$63,776	$774	$32,588	$20,847	$0	$541,032

Changes in the allowance off-balance-sheet commitments were as follows:

(in thousands)	YEARS ENDED DECEMBER 31,
	2016	2015
Balance, beginning of year	$238	$218
Provision charged to operations for off balance sheet	46	7
Acquired balance from Mother Lode Bank (fair value)	0	13
Balance, end of year	$284	$238

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

At December 31, 2016 and 2015, loans carried at $610,949,000 and $541,032,000, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 6 — PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows:

(in thousands)	DECEMBER 31,
	2016	2015
Land	$4,755	$4,755
Building	9,064	8,939
Leasehold improvements	4,307	4,135
Furniture, fixtures, and equipment	7,470	7,132
	25,596	24,961

Less accumulated depreciation	(11,908)	(10,684)
	$13,688	$14,277

Depreciation expense was $1,252,000 and $1,207,000 and for the years ended December 31, 2016 and 2015, respectively.

NOTE 7 — INTEREST RECEIVABLE AND OTHER ASSETS

Other assets are summarized as follows:

(in thousands)	DECEMBER 31,
	2016	2015
Cash surrender value of life insurance	$18,004	$13,747
Net deferred tax asset	4,729	2,788
Goodwill	3,313	3,313
Federal Home Loan Bank stock	3,037	2,958
Interest income receivable on loans	1,688	1,495
Interest income receivable on investments	1,143	925
Core deposit intangible	872	1,031
Federal Reserve Bank stock	758	758
Investment in limited partnership	328	388
Prepaid expenses and other	1,093	749
	$34,965	$28,152

NOTE 8 — DEPOSITS

Deposit totals were as follows:

	DECEMBER 31,
(in thousands)	2016	2015

Demand	$336,083	$279,367
NOW accounts	164,847	130,674
Money market deposit accounts	283,643	282,449
Savings	75,122	71,627
Time, $250,000 and under	33,428	35,482
Time, over $250,000	20,970	15,092
Total deposits	$914,093	$814,691

Certificates of deposit issued and their remaining maturities at December 31, 2016, are as follows (in thousands):

Year ending December 31,
2017	$39,953
2018	4,958
2019	9,355
2020	109
2021	23
$54,398

NOTE 9 — FHLB ADVANCES

At December 31, 2016, the Company had no outstanding advances from the Federal Home Loan Bank (“FHLB”). Unused and available advances totaled $236,730,000 at December 31, 2016.  Loans carried at $610,949,000 as of December 31, 2016, were pledged as collateral on advances from the Federal Home Loan Bank.

At December 31, 2015, the Company had no outstanding advances from the Federal Home Loan Bank (“FHLB”). Unused and available advances totaled $198,415,000 at December 31, 2015.  Loans carried at $541,032,000 as of December 31, 2015, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 10 — INTEREST ON DEPOSITS

Interest on deposits was comprised of the following:

	YEARS ENDED DECEMBER 31,
(in thousands)	2016	2015

Savings and other deposits	$594	$423
Time deposits over $250,000	63	26
Other time deposits	107	166
	$764	$615

NOTE 11 — INCOME TAXES

The provision for income taxes consists of the following:

(in thousands)	YEARS ENDED DECEMBER 31,
	2016	2015
Current
Federal	$3,117	$1,498
State	1,044	521
	4,161	2,019
Deferred
Federal	(568)	64
State	(119)	(29)
	(687)	35

	$3,474	$2,054

The components of the Company’s deferred tax assets and liabilities (included in accrued interest and other assets on the consolidated balance sheets, is shown below:

(in thousands)	DECEMBER 31,
	2016	2015
Deferred tax assets:
Allowance for loan losses	$3,222	$3,026
Restricted stock expense	49	50
Accrued vacation	88	72
Accrued salary continuation liability	1,137	1,004
Deferred compensation	108	110
Nonaccrual loans	218	213
Reserve for undisbursed commitments	111	92
OREO expenses	241	274
State income tax	409	244
Holding company organization fees	25	30
Unrealized loss on securities available for sale	157	0
	5,765	5,115
Deferred tax liabilities:
Prepaid expenses	(107)	(120)
FHLB dividends	(220)	(220)
Accumulated depreciation	(396)	(554)
Deferred loan costs	(419)	(334)
Accrued bonus	14	(2)
Core deposit intangible	37	0
Goodwill tax amortization	(98)	0
Merger costs	153	0
Unrealized gain on securities available for sale	0	(1,097)
	(1,036)	(2,327)

Net deferred income tax asset	$4,729	$2,788

During the third quarter of 2016, the Company determined that deferred tax assets acquired from MLB totaling $2,651,000, mainly from net operating loss carryforwards, cannot be utilized by the Company. As a result, the Company decreased deferred tax assets and increased goodwill by $2,651,000 as of the December 23, 2015 acquisition date which is reflected in the December 31, 2015 figures in the table above. See Note 2 for further discussion of the goodwill and deferred tax asset adjustment.

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

The Company had no liabilities for unrecognized tax benefits as of December 31, 2016. During 2015, the Company settled the exams for the tax years of 2010, 2011, 2012 and 2013 with the California Franchise Tax Board (“FTB”) by submitting a payment of $332,000. The net impact of this payment after the federal deduction was $219,000 and therefore resulted in a reversal of $83,000 to tax expense to clear the unrecognized tax benefit liability account of $302,000 as described below. The Company had no liabilities for unrecognized tax benefits as of December 31, 2016 and 2015.

The effective tax rate for 2016 and 2015 differs from the current Federal statutory income tax rate as follows:

	YEARS ENDED DECEMBER 31,
	2016	2015

Federal statutory income tax rate	34.0%	34.0%
State taxes, net of federal tax benefit	7.2%	7.2%
Tax exempt interest on municipal securities and loans	-6.2%	-8.7%
Tax exempt earnings on bank owned life insurance	-1.6%	-2.5%
Reversal of reserve for tax exams	0.0%	-1.2%
Low income housing tax credit	-0.6%	-0.9%
California enterprise zone tax credits and deductions	-0.1%	-0.5%
(Adjustment of) non-deductible merger expenses	-1.5%	2.4%
Other	0.0%	-0.2%
Effective tax rate	31.2%	29.5%

Oak Valley Bancorp files a consolidated return in the U.S. Federal tax jurisdiction and a combined report in the State of California tax jurisdiction.  None of the entities are subject to examination by taxing authorities for years before 2013 for U.S. Federal or for years before 2012 for California.

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

	DECEMBER 31, 2016
		Weighted-
		Average
		Exercise
	Shares	Price
Outstanding at beginning of year	33,000	$12.13
Granted	0	$0.00
Exercised	0	$0.00
Forfeited	(18,000)	$14.26
Outstanding at end of year	15,000	$9.58

(dollars in thousands)	December 31,
	2016	2015
Weighted-average fair value of options granted during the year	N/A	N/A

Intrinsic value of options exercised	N/A	N/A

Options outstanding and exercisable at year end:	15,000	33,000
Weighted average exercise price	$9.58	$12.13
Intrinsic value	$45	$19
Weighted average remaining contractual life (years)	0.84	1.13

There were no tax benefits recorded in the consolidated statements of income during 2016 and 2015 related to the vesting of non-qualified stock options. For the years ended December 31, 2016 and 2015, there were no exercises of stock options and therefore no income tax benefits related to disqualifying dispositions. All outstanding stock options became fully vested during 2014 and therefore there was no recognition of stock option compensation expense in the consolidated statements of income in 2015 or 2016.

A summary of the status of the Company’s restricted stock and changes during the year are presented below.

	DECEMBER 31, 2016
		Weighted-
		Average
		Grant Date
	Shares	Fair Value
Unvested at beginning of year	81,511	$7.59
Granted	17,000	$9.61
Vested	(35,736)	$7.24
Cancelled	(6,700)	$9.80
Unvested at end of year	56,075	$8.16

The Company granted 17,000 shares of restricted stock in 2016 with a weighted average fair value of $9.61 per share. For the year ended December 31, 2016, total compensation expense recorded in the consolidated statements of income related to restricted stock awards was $256,000, with an offsetting tax benefit of $105,000, as this expense is deductible for income tax purposes. The Company recorded an additional tax benefit of $33,000 to income tax expense to recognize the full tax deduction of the vested restricted stock, which is equal to the fair value on the vesting date, as the tax benefit from the restricted stock expense is based on the grant date fair value. As of December 31, 2016, there was $260,000 of total unrecognized compensation cost related to restricted stock awards which is expected to be recognized over a weighted-average period of 2.89 years. During 2016, shares of restricted stock awards totaling 35,736 with a fair value of $321,000, based on the vested date of each award, were vested and became unrestricted.

NOTE 13 — EARNINGS PER SHARE

Earnings per share (“EPS”) are based upon the weighted average number of common shares outstanding during each year. The following table shows: (1) weighted average basic shares, (2) effect of dilutive securities related to stock options and non-vested restricted stock, and (3) weighted average diluted shares. Basic EPS are calculated by dividing net income by the weighted average number of common shares outstanding during each period, excluding dilutive stock options and unvested restricted stock awards. Diluted EPS are calculated using the weighted average diluted shares. The total dilutive shares included in annual diluted EPS is a year-to-date weighted average of the total dilutive shares included in each quarterly diluted EPS computation under the treasury stock method. We have two forms of outstanding common stock: common stock and unvested restricted stock awards. Holders of restricted stock awards receive non-forfeitable dividends at the same rate as common stockholders and they both share equally in undistributed earnings. Therefore, under the two class method the difference in EPS is not significant for these participating securities.

The Company’s calculation of earnings per share (“EPS”) including basic EPS, which does not consider the effect of common stock equivalents and diluted EPS, which considers all dilutive common stock equivalents is as follows:

	YEAR ENDED DECEMBER 31, 2016
		Weighted Avg
(dollars in thousands)	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$7,665	8,047,046	$0.95

Effect of dilutive securities:
Stock options	—	1,663
Non-vested restricted stock	—	33,948
Total dilutive shares		35,611

Diluted EPS:
Net income per diluted share	$7,665	8,082,657	$0.95

	YEAR ENDED DECEMBER 31, 2015
		Weighted Avg
(dollars in thousands)	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$4,908	7,989,088	$0.61

Effect of dilutive securities:
Stock options	—	1,399
Non-vested restricted stock	—	46,358
Total dilutive shares		47,757

Diluted EPS:
Net income per diluted share	$4,908	8,036,845	$0.61

Weighted average anti-dilutive options to purchase 17,480 and 47,784 shares of common stock in prices ranging from $9.95 to $15.67 were outstanding during 2016 and 2015, respectively. They were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. These options began to expire in 2015.

During 2016 and 2015, there were no anti-dilutive shares from non-vested restricted stock grants because the fair value of each grant was lower than the average market price of the common shares.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

The Company is obligated for rental payments under certain operating lease agreements, some of which contain renewal options and escalation clauses that provide for increased rentals. Total rental expense for the years ended December 31, 2016 and 2015, was $1,004,000 and $874,000, respectively.

At December 31, 2016, the future minimum commitments under these operating leases are as follows (in thousands):

Year ending December 31,
2017	$1,023
2018	1,001
2019	975
2020	877
2021	601
Thereafter	1,874
$6,351

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

Financial instruments at December 31, 2016 whose contract amounts represent credit risk:

Contract
(in thousands)	Amount

Undisbursed loan commitments	$94,637
Checking reserve	1,143
Equity lines	13,698
Standby letters of credit	1,309
$110,787

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

NOTE 15 — FINANCIAL INSTRUMENTS

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of December 31, 2016 and 2015. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change. The following methods and assumptions are used by the Company.

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

The estimated fair values of the Company’s financial instruments at December 31, 2016 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$190,810	$190,810	1
Restricted equity securities	3,795	3,795	2
Loans, net	601,104	611,553	3
Interest receivable	2,831	2,831	2

Financial liabilities:
Deposits	(914,093)	(811,519)	3
Interest payable	(45)	(45)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,107)	3

The estimated fair values of the Company’s financial instruments at December 31, 2015 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$190,603	$190,603	1
Restricted equity securities	3,716	3,716	2
Loans, net	530,394	537,761	3
Interest receivable	2,420	2,420	2

Financial liabilities:
Deposits	(814,691)	(725,982)	3
Interest payable	(36)	(36)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(917)	3

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. During 2016, there was one corporate debt with a fair value balance of $2,476,000 that was transferred from a level 3 to a level 2 due to the increased volume of observable trading activity of similar security instruments.

Assets and liabilities measured at fair value on a recurring and non-recurring basis for the years ended December 31, 2016 and 2015 are summarized below:

	Fair Value Measurements at December 31, 2016 Using
(in thousands)	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities
U.S. agencies	$28,286	$0	$28,286	$0
Collateralized mortgage obligations	4,109	0	4,109	0
Municipalities	78,329	0	78,329	0
SBA pools	7,168	0	7,168	0
Corporate debt	20,563	0	20,563	0
Asset backed securities	18,819	0	18,819	0
Mutual fund	3,059	3,059	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$1,746	$0	$0	$1,746
Commercial and industrial	302	0	0	302
Consumer residential	16	0	0	16
Other real estate owned	$1,210	$0	$0	$1,210

	Fair Value Measurements at December 31, 2015 Using
(in thousands)	December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities
U.S. agencies	$32,868	$0	$32,868	$0
Collateralized mortgage obligations	2,719	0	2,719	0
Municipalities	68,586	0	68,586	0
SBA pools	806	0	806	0
Corporate debt	13,420	0	10,944	2,476
Asset backed securities	10,138	0	10,138	0
Mutual fund	3,009	3,009	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$1,965	$0	$0	$1,965
Other real estate owned	$2,066	$0	$0	$2,066

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

NOTE 17 — RELATED PARTY TRANSACTIONS

The Company, in the normal course of business, makes loans and receives deposits from its directors, officers, principal shareholders, and their associates. In management’s opinion, these transactions are on substantially the same terms as comparable transactions with other customers of the Company. Loans to directors, officers, shareholders, and affiliates are summarized below:

	YEARS ENDED DECEMBER 31,
(in thousands)	2016	2015

Aggregate amount outstanding, beginning of year	$6,634	$8,218
New loans or advances during year	3,322	17,402
Repayments during year	(2,856)	(18,986)
Aggregate amount outstanding, end of year	$7,100	$6,634

Related party deposits totaled $66,006,000 and $62,727,000 at December 31, 2016 and 2015, respectively.

From time to time, some of the Company’s Directors, directly or through affiliates, may perform services for the Bank. These activities are performed in the ordinary course of the Bank’s business and are subject to strict compliance with the policies outlined below. In 2016, the Company paid $330,000 to Design Studio 120, a company affiliated with a Director’s daughter, for construction, renovation and design work performed in connection with various projects and maintenance on the Bank’s branches. In 2015, the Company paid $409,000 to Design Studio 120 for similar services including those related to the opening of a new Sonora branch in 2015 and renovation of corporate administrative offices. Except for such payments, no other material services or activities were performed for purposes of Item 404(a) of Regulation S-K under the Exchange Act.

NOTE 18 — PROFIT SHARING PLAN

The profit sharing plan to which both the Company and eligible employees contribute was established in 1995. Bank contributions are voluntary and at the discretion of the Board of Directors. Contributions were approximately $489,000 and $454,000 for the years ended December 31, 2016 and 2015, respectively.

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

Future compensation under both plans is earned for services rendered through retirement. The Company accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the plans. The Company’s current benefit liability is determined based on vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which average approximately ten years. At December 31, 2016 and 2015, $2,762,000 and $2,440,000, respectively, has been accrued to date, and is included in other liabilities on the consolidated balance sheets.

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

The combined cash surrender value of all Bank-owned life insurance policies was $18,004,000 and $13,747,000 at December 31, 2016 and 2015, respectively. The cash surrender value of the life insurance policies is included in other assets on the consolidated balance sheets (Note 7).

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier I and Common Equity Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2016, that the Bank and Company meets all capital adequacy requirements to which they are subject.

As of December 31, 2016, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, Common Equity Tier 1 risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since notification that management believes have changed the Bank’s category.

The Company and Bank’s actual capital amounts and ratios at December 31, 2016 and 2015, are presented in the following table.

					To be well
					capitalized under
(in thousands)			Adequately capitalized		prompt corrective
	Actual		threshold (1)		action provisions
Capital ratios for Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2016
Total capital (to Risk- Weighted Assets)	$86,603	11.3%	$66,358	>8.625%	$76,937	>10.0%
Tier I capital (to Risk- Weighted Assets)	$78,487	10.2%	$50,970	>6.625%	$61,549	>8.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$78,487	10.2%	$39,430	>5.125%	$50,009	>6.5%
Tier I capital (to Average Assets)	$78,487	8.1%	$38,726	>4.0%	$48,408	>5.0%

As of December 31, 2015
Total capital (to Risk- Weighted Assets)	$80,184	12.1%	$53,245	>8.0%	$66,556	>10.0%
Tier I capital (to Risk- Weighted Assets)	$72,590	10.9%	$39,933	>6.0%	$53,245	>8.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$72,590	10.9%	$29,950	>4.5%	$43,261	>6.5%
Tier I capital (to Average Assets)	$72,590	9.0%	$32,423	>4.0%	$40,529	>5.0%

Capital ratios for Bancorp:

As of December 31, 2016
Total capital (to Risk- Weighted Assets)	$86,966	11.3%	$66,365	>8.625%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$78,850	10.3%	$50,976	>6.625%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$78,850	10.3%	$39,435	>5.125%	N/A	N/A
Tier I capital (to Average Assets)	$78,850	8.1%	$38,731	>4.0%	N/A	N/A

As of December 31, 2015
Total capital (to Risk- Weighted Assets)	$80,574	12.1%	$53,250	>8.0%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$72,980	11.0%	$39,937	>6.0%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$72,980	11.0%	$29,953	>4.5%
Tier I capital (to Average Assets)	$72,980	9.0%	$32,427	>4.0%	N/A	N/A

(1)     The 2016 adequately capitalized threshold includes the capital conservation buffer that was effective January 1, 2016. These ratios are not reflected on a fully phased-in basis, which will occur in January 2019.

The December 31, 2015 capital ratios reported above have been revised for the Tier 1 capital net reduction of $1,278,000 as a result of the increase of $2,651,000 to goodwill. See Footnote 2 for further discussion of the goodwill adjustment. The revisions to the December 31, 2015 capital ratios are reflected in the table below:

(in thousands)
	Initially Reported		Revised		Difference
Capital ratios for Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2015
Total capital (to Risk- Weighted Assets)	$81,462	12.2%	$80,184	12.1%	$(1,278)	(0.1%)
Tier I capital (to Risk- Weighted Assets)	$73,868	11.1%	$72,590	10.9%	$(1,278)	(0.2%)
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$73,868	11.1%	$72,590	10.9%	$(1,278)	(0.2%)
Tier I capital (to Average Assets)	$73,868	9.1%	$72,590	9.0%	$(1,278)	(0.1%)

Capital ratios for Bancorp:

As of December 31, 2015
Total capital (to Risk- Weighted Assets)	$81,852	12.3%	$80,574	12.1%	$(1,278)	(0.2%)
Tier I capital (to Risk- Weighted Assets)	$74,258	11.1%	$72,980	11.0%	$(1,278)	(0.1%)
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$74,258	11.1%	$72,980	11.0%	$(1,278)	(0.1%)
Tier I capital (to Average Assets)	$74,258	9.2%	$72,980	9.0%	$(1,278)	(0.2%)

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

OAK VALLEY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

(dollars in thousands)
	December 31,	December 31,
ASSETS	2016	2015

Cash	$229	$359
Investment in bank subsidiary	82,087	77,878
Other assets	135	109

Total assets	$82,451	$78,346

LIABILITIES AND SHAREHOLDERS’ EQUITY

Other liabilities	$1	$83

Total liabilities	$1	$83

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,088,455 and 8,078,155 shares issued and outstanding at December 31, 2016 and 2015, respectively	24,682	24,682
Additional paid-in capital	3,474	3,217
Retained earnings	54,519	48,795
Accumulated other comprehensive (loss) income, net of tax	(225)	1,569

Total shareholders’ equity	82,450	78,263

Total liabilities and shareholders' equity	$82,451	$78,346

OAK VALLEY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. PARENT ONLY CONDENSED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF INCOME

(dollars in thousands)	Year Ended December 31,
	2016	2015
INCOME
Dividends declared by subsidiary	$1,940	$1,695
Total income	1,940	1,695

EXPENSES
Salary expense	97	94
Employee benefit expense	255	261
Legal expense	32	76
Other operating expenses	145	476
Total non-interest expense	529	907

Income before equity in undistributed income of subsidiary	1,411	788

Equity in undistributed net income of subsidiary	6,003	3,889
Income before income tax benefit	7,414	4,677

Income tax benefit	251	231

Net income	$7,665	$4,908

OAK VALLEY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22. PARENT ONLY CONDENSED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF CASHFLOWS

	YEAR ENDED DECEMBER 31,
(dollars in thousands)	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,665	$4,908
Adjustments to reconcile net income to net cash from operating activities:
Undistributed net income of subsidiary	(6,003)	(3,889)
Stock based compensation	255	261
Excess tax benefits from vested restricted stock awards	0	(46)
(Decrease) increase in other liabilities	(82)	83
(Increase) decrease in other assets	(25)	79
Net cash from operating activities	1,810	1,396

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(1,940)	(1,695)
Excess tax benefits from vested restricted stock awards	0	46
Net cash used in financing activities	(1,940)	(1,649)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(130)	(253)

CASH AND CASH EQUIVALENTS, beginning of period	359	612

CASH AND CASH EQUIVALENTS, end of period	$229	$359

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$2,331	$4,152

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger between the Registrant, Interim Oak Valley Bancorp, Inc. and Oak Valley Community Bank.*

3.1	Articles of Incorporation of Oak Valley Bancorp, Inc.*

3.2	First Amendment to Articles of Incorporation of Oak Valley Bancorp, Inc.*

3.3	Bylaws of Oak Valley Bancorp, Inc.*

3.4	First Amended and Restated Bylaws of Oak Valley Bancorp, Inc.**

3.5	Certificate of Determination of Series A Preferred Stock of Oak Valley Bancorp, Inc.**

3.6	Letter Agreement between the United States Department of the Treasury and Oak Valley Bancorp dated December 5, 2008**

3.7	Certificate of Amendment of Bylaws dated effective as of August 11, 2011.****

3.8	Amendment of Bylaws incorporated by reference from the Form 8-K filed on July 22, 2013.

4.1	Certificate of Determination dated December 2, 2008 filed with the California Secretary of State for Fixed Rate Cumulative Perpetual Preferred Stock, Series A.**

4.2	Warrant to Purchase Common Stock dated December 5, 2008.**

4.3	Certificate of Determination dated August 11, 2011 and filed with the California Secretary of State for Senior Non-Cumulative Perpetual Preferred Stock, Series B.****

10.1	Oak Valley Community Bank 1998 Restated Stock Option Plan.*

10.2	Oak Valley Community Bank Form of Director Retirement Agreement.*

10.3	Oak Valley Community Bank Form of Salary Continuation Agreement.*

10.4	Securities Purchase Agreement between Oak Valley Bancorp and the U.S. Treasury effective December 4, 2008.**

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

14	Code of Ethics.***

21	Subsidiaries of the Issuer.*

23.1	Consent of Independent Registered Accounting Firm.

24	Power of Attorney (included on the signature page of this report).

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.01	XBRL Interactive Data File*****

* Incorporated by reference from the Form 10 filed on July 31, 2008

** Incorporated by reference from the Form 8-A filed on January 14, 2009

*** Incorporated by reference from the Form 10-K filed on March 31, 2009

**** Incorporated by reference from the Form 10-Q filed on November 14, 2011

***** As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the 1933 Act and Section 18 of the 1934 Act.