Form 10-Q
period 2017-03-31
Oak Valley Bancorp
filed 2017-05-12
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,083,705 shares of common stock outstanding as of May 8, 2017.

Oak Valley Bancorp

March 31, 2017

Table of Contents

		Page
PART I – FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

Condensed Consolidated Balance Sheets at March 31, 2017 (Unaudited) and December 31, 2016		3

Condensed Consolidated Statements of Income for the Three month period Ended March 31, 2017 and March 31, 2016 (Unaudited)		4

Condensed Consolidated Statements of Comprehensive Income for the Three month period Ended March 31, 2017 and March 31, 2016 (Unaudited)		5

Condensed Consolidated Statements of Changes of Shareholders’ Equity for the Year Ended December 31, 2016 and the Three-month period Ended March 31, 2017 (Unaudited)		6

Condensed Consolidated Statements of Cash Flows for the Three-month periods Ended March 31, 2017 and March 31, 2016 (Unaudited)		7

Notes to Condensed Consolidated Financial Statements		8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	42

PART II – OTHER INFORMATION		43

Item 1.	Legal Proceedings	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	44

PART I – FINANCIAL STATEMENTS

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands)	March 31,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$154,945	$179,025
Federal funds sold	12,770	11,785
Cash and cash equivalents	167,715	190,810

Securities available for sale	169,869	160,333
Loans, net of allowance for loan loss of $7,827 and $7,832 at March 31, 2017 and December 31, 2016, respectively	603,075	601,104
Bank premises and equipment, net	13,443	13,688
Other real estate owned	1,210	1,210
Interest receivable and other assets	34,567	34,965

	$989,879	$1,002,110

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$899,169	$914,093
Interest payable and other liabilities	6,649	5,567
Total liabilities	905,818	919,660

Commitments and contingencies

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,082,205 and 8,088,455 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	24,682	24,682
Additional paid-in capital	3,506	3,473
Retained earnings	55,716	54,520
Accumulated other comprehensive income (loss), net of tax	157	(225)
Total shareholders’ equity	84,061	82,450

	$989,879	$1,002,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share amounts)	THREE MONTHS ENDED MARCH 31,
	2017	2016
INTEREST INCOME
Interest and fees on loans	$6,921	$6,548
Interest on securities available for sale	1,074	977
Interest on federal funds sold	15	9
Interest on deposits with banks	301	176
Total interest income	8,311	7,710

INTEREST EXPENSE
Deposits	229	168
Total interest expense	229	168

Net interest income	8,082	7,542
Provision for loan losses	0	200

Net interest income after provision for loan losses	8,082	7,342

OTHER INCOME
Service charges on deposits	335	333
Earnings on cash surrender value of life insurance	128	108
Mortgage commissions	62	46
Gains on called securities	389	6
Other	557	544
Total non-interest income	1,471	1,037

OTHER EXPENSES
Salaries and employee benefits	3,612	3,355
Occupancy expenses	856	838
Data processing fees	346	471
Regulatory assessments (FDIC & DBO)	144	157
Other operating expenses	1,249	1,366
Total non-interest expense	6,207	6,187

Net income before provision for income taxes	3,346	2,192

PROVISION FOR INCOME TAXES	1,139	683
NET INCOME	$2,207	$1,509

NET INCOME PER COMMON SHARE	$0.27	$0.19

NET INCOME PER DILUTED COMMON SHARE	$0.27	$0.19

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
(in thousands)	2017	2016

Net income	$2,207	$1,509
Other comprehensive income:
Unrealized holding gains on securities arising during the current period, net of tax effect of $428 thousand and $69 thousand for the periods ending March 31, 2017 and 2016, respectively	611	99
Reclassification adjustment due to net gains realized on calls of securities, net of tax effect of $160 thousand and $2 thousand for the periods ending March 31, 2017 and 2016, respectively	(229)	(4)
Other comprehensive income	382	95
Comprehensive income	$2,589	$1,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	YEAR ENDED DECEMBER 31, 2016 AND THREE MONTHS ENDED MARCH 31, 2017
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2016	8,078,155	$24,682	$3,217	$48,795	$1,569	$78,263
Restricted stock issued	17,000					0
Restricted stock forfeited	(6,700)					0
Cash dividends declared				(1,940)		(1,940)
Stock based compensation			256			256
Other comprehensive loss					(1,794)	(1,794)
Net income				7,665		7,665
Balances, December 31, 2016	8,088,455	$24,682	$3,473	$54,520	$(225)	$82,450

Restricted stock issued						0
Restricted stock forfeited	(6,250)					0
Cash dividends declared				(1,011)		(1,011)
Stock based compensation			33			33
Other comprehensive income					382	382
Net income				2,207		2,207
Balances, March 31, 2017	8,082,205	$24,682	$3,506	$55,716	$157	$84,061

The accompanying notes are an integral part of these condensed consolidated financial statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
(dollars in thousands)	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,207	$1,509
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for loan losses	0	200
Increase in deferred fees/costs, net	61	173
Depreciation	292	327
Amortization of investment securities, net	175	74
Stock based compensation	33	63
Gain on sale of premises and equipment	0	(1)
Gain on sales and calls of available for sale securities	(389)	(6)
Earnings on cash surrender value of life insurance	(128)	(108)
Increase in interest payable and other liabilities	1,082	266
Decrease (increase) in interest receivable	305	(33)
Increase in other assets	(47)	(18)
Net cash from operating activities	3,591	2,446

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(12,453)	(15,775)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	3,781	3,153
Net increase in loans	(2,032)	(27,552)
Proceeds from sales of premises and equipment	0	1
Net purchases of premises and equipment	(47)	(87)
Net cash used in investing activities	(10,751)	(40,260)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(1,011)	(970)
Net (decrease) increase in demand deposits and savings accounts	(14,888)	7,820
Net decrease in time deposits	(36)	(71)
Net cash (used in) from financing activities	(15,935)	6,779

NET DECREASE IN CASH AND CASH EQUIVALENTS	(23,095)	(31,035)

CASH AND CASH EQUIVALENTS, beginning of period	190,810	190,603

CASH AND CASH EQUIVALENTS, end of period	$167,715	$159,568

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$231	$170
Income taxes	$0	$0

NON-CASH INVESTING ACTIVITIES:
Change in unrealized gain on available-for-sale securities	$649	$161

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

The consolidated financial statements include the accounts of Bancorp and its wholly-owned bank subsidiary. All material intercompany transactions have been eliminated. In the opinion of Management, the consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations, changes in shareholders’ equity and cash flows.  All adjustments are of a normal, recurring nature. The interim consolidated financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2017 are not necessarily indicative of the results of a full year’s operations. Certain prior year amounts have been reclassified to conform to the current year presentation. There was no effect on net income or shareholders’ equity as a result of reclassifications. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2016.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a converged standard involving FASB and International Financial Reporting Standards that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount and at a time that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequent updates related to Revenue from Contracts with Customers (Topic 606) are as follows:

●

August 2015 ASU No. 2015-14 - Deferral of the Effective Date, institutes a one-year deferral of the effective date of this amendment to annual reporting periods beginning after December 15, 2017. Early application is permitted only as of annual periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

●

March 2016 ASU No. 2016-08 - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), clarifies the implementation guidance on principal versus agent considerations and on the use of indicators that assist an entity in determining whether it controls a specified good or service before it is transferred to the customer.

●

April 2016 ASU No. 2016-10 - Identifying Performance Obligations and Licensing, provides guidance in determining performance obligations in a contract with a customer and clarifies whether a promise to grant a license provides a right to access or the right to use intellectual property.

●

May 2016 ASU No. 2016-12 - Narrow Scope Improvements and Practical Expedients, gives further guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition.

We are currently evaluating the provisions of these updates and will be monitoring developments and additional guidance to determine the potential impact the new standards will have on our financial condition and results of operations.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities, including leases classified as operating leases under previous GAAP, on the balance sheet and requiring additional disclosures of key information about leasing arrangements. ASU 2016-02 is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2018 and requires a modified retrospective approach to adoption. Early application of the amendments is permitted. While the Company has not quantified the impact to its balance sheet, it does expect the adoption of this ASU will result in a gross-up in its balance sheet as a result of recording a right-of-use asset and a lease liability for each lease, which is expected to increase our leverage ratio by less than one percent.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). This update changes the methodology used by financial institutions under current U.S. GAAP to recognize credit losses in the financial statements.  Currently, U.S. GAAP requires the use of the incurred loss model, whereby financial institutions recognize in current period earnings, incurred credit losses and those inherent in the financial statements, as of the date of the balance sheet.    This guidance results in a new model for estimating the allowance for loan and lease losses, commonly referred to as the Current Expected Credit Loss (“CECL”) model.  Under the CECL model, financial institutions are required to estimate future credit losses and recognize those losses in current period earnings.  The amendments within the update are effective for fiscal years and all interim periods beginning after December 15, 2019, with early adoption permitted.  Upon adoption of the amendments within this update, the Company will be required to make a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. The Company is currently in the process of evaluating the impact the adoption of this update will have on its financial statements. While the Company has not quantified the impact of this ASU, it does expect changing from the current incurred loss model to an expected loss model will result in an earlier recognition of losses, and an increase to our allowance for loan losses.

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

NOTE 3 – SECURITIES

The amortized cost and estimated fair values of debt securities as of March 31, 2017 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$28,097	$535	$(190)	$28,442
Collateralized mortgage obligations	4,013	7	(43)	3,977
Municipalities	78,517	1,356	(485)	79,388
SBA pools	13,592	0	(52)	13,540
Corporate debt	21,352	112	(779)	20,685
Asset backed securities	20,746	39	(18)	20,767
Mutual fund	3,285	0	(215)	3,070
	$169,602	$2,049	$(1,782)	$169,869

The following tables detail the gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2017.

(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$9,227	$(190)	$0	$0	$9,227	$(190)
Collateralized mortgage obligations	3,131	(43)	0	0	3,131	(43)
Municipalities	27,488	(438)	1,100	(47)	28,588	(485)
SBA pools	8,387	(48)	743	(4)	9,130	(52)
Corporate debt	7,045	(455)	8,702	(324)	15,747	(779)
Asset backed securities	0	0	8,273	(18)	8,273	(18)
Mutual fund	0	0	3,070	(215)	3,070	(215)
Total temporarily impaired securities	$55,278	$(1,174)	$21,888	$(608)	$77,166	$(1,782)

At March 31, 2017, there were two U.S municipalities, two SBA pools, four corporate debts, five asset backed securities and one mutual fund that comprised the total securities in an unrealized loss position for greater than 12 months and seven U.S. agencies, two collateralized mortgage obligations, twenty-six municipalities, four SBA pools and eight corporate debts that make up the total securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and volatility of the security’s fair value. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes and the Company does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of investment securities at March 31, 2017, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$13,969	$14,123
Due after one year through five years	49,259	49,259
Due after five years through ten years	67,791	68,049
Due after ten years	38,583	38,438
	$169,602	$169,869

The amortized cost and estimated fair values of debt securities as of December 31, 2016, are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$27,879	$616	$(209)	$28,286
Collateralized mortgage obligations	4,159	7	(57)	4,109
Municipalities	77,957	1,318	(946)	78,329
SBA pools	7,219	0	(51)	7,168
Corporate debt	21,349	81	(867)	20,563
Asset backed securities	18,888	32	(101)	18,819
Mutual fund	3,264	0	(205)	3,059
	$160,715	$2,054	$(2,436)	$160,333

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

We recognized gross gains of $389,000 for the three month period ended March 31, 2017, on certain available-for-sale securities that were called, which compares to $6,000 in the same period of 2016. There were no securities sold during the first three months of 2017 or 2016.

Securities carried at $96,257,000 and $89,362,000 at March 31, 2017 and December 31, 2016, respectively, were pledged to secure deposits of public funds.

NOTE 4 – LOANS

Our customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of March 31, 2017, approximately 79% of the Company’s loans are commercial real estate loans which include construction loans. Approximately 11% of the Company’s loans are for general commercial uses including professional, retail, and small business. Additionally, 6% of the Company’s loans are for residential real estate and other consumer loans. The remaining 4% are agriculture loans. Loan totals were as follows:

(in thousands)	March 31, 2017	December 31, 2016
Commercial real estate:
Commercial real estate- construction	$21,063	$23,378
Commercial real estate- mortgages	397,320	389,495
Land	11,184	9,823
Farmland	55,803	56,159
Commercial and industrial	65,247	64,201
Consumer	714	767
Consumer residential	37,290	38,672
Agriculture	24,273	28,454
Total loans	612,894	610,949

Less:
Deferred loan fees and costs, net	(1,992)	(2,013)
Allowance for loan losses	(7,827)	(7,832)
Net loans	$603,075	$601,104

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2017 and December 31, 2016, commercial real estate loans equal to approximately 40.2% and 40.9%, respectively, of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.

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

The following table presents the fair value of purchased credit-impaired and other loans acquired from Mother Lode Bank as of the acquisition date:

	December 23, 2015
(in thousands)	Purchased credit-impaired loans	Other purchased loans	Total

Contractually required payments including interest	$1,982	$44,007	$45,989
Less: nonaccretable difference	(1,103)	0	(1,103)
Cash flows expected to be collected (undiscounted)	879	44,007	44,886
Accretable yield	(14)	(2,041)	(2,055)
Fair value of purchased loans	$865	$41,966	$42,831

The following table reflects the outstanding balance and related carrying value of PCI loans as of March 31, 2017 and December 31, 2016:

(in thousands)	March 31, 2017		December 31, 2016
	Unpaid principal balance	Carrying value	Unpaid principal balance	Carrying value
Commercial real estate:
Commercial real estate- construction	$0	$0	$0	$0
Commercial real estate- mortgages	0	0	0	0
Land	280	33	280	33
Farmland	0	0	0	0
Commercial and industrial	0	0	0	0
Consumer	0	0	0	0
Consumer residential	0	0	0	0
Agriculture	0	0	0	0
Total purchased credit-impaired loans	$280	$33	$280	$33

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

Non-accrual loans, segregated by class of loans, were as follows:

(in thousands)	March 31, 2017	December 31, 2016
Commercial real estate:
Commercial real estate- construction	$0	$0
Commercial real estate- mortgages	0	0
Land	2,108	2,715
Farmland	0	0
Commercial and industrial	305	306
Consumer	0	0
Consumer residential	154	16
Agriculture	0	0
Total non-accrual loans	$2,567	$3,037

Excluded from the above non-accrual loan table are the carrying values of Purchased Credit Impaired loans acquired in the MLB Acquisition.

Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income of approximately $37,000 in the three month period ended March 31, 2017, as compared to $149,000 in the same period of 2016.

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of March 31, 2017 (in thousands):

March 31, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Purchased Credit Impaired Loans	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$21,063	$0	$21,063	$0
Commercial R.E. - mortgages	0	0	0	0	397,320	0	397,320	0
Land	0	0	2,108	2,108	9,043	33	11,184	0
Farmland	0	0	0	0	55,803	0	55,803	0
Commercial and industrial	75	0	302	377	64,870	0	65,247	0
Consumer	0	0	0	0	714	0	714	0
Consumer residential	0	138	16	154	37,136	0	37,290	0
Agriculture	0	0	0	0	24,273	0	24,273	0
Total	$75	$138	$2,426	$2,639	$610,222	$33	$612,894	$0

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

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. There was no interest income realized on impaired loans for the three months ended March 31, 2017 and 2016.

Impaired loans as of March 31, 2017 and December 31, 2016 are set forth in the following tables. PCI loans are excluded from the tables below, as they have not experienced post acquisition declines in cash flows expected to be collected.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
March 31, 2017
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0
Land	2,424	0	2,108	2,108	680
Farmland	0	0	0	0	0
Commercial and Industrial	352	305	0	305	0
Consumer	0	0	0	0	0
Consumer residential	154	154	0	154	0
Agriculture	0	0	0	0	0
Total	$2,930	$459	$2,108	$2,567	$680

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
December 31, 2016
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0
Land	3,131	2,715	0	2,715	680
Farmland	0	0	0	0	0
Commercial and Industrial	353	4	302	306	0
Consumer	0	0	0	0	0
Consumer residential	16	16	0	16	0
Agriculture	0	0	0	0	0
Total	$3,500	$2,735	$302	$3,037	$680

Average recorded investment in impaired loans outstanding as of March 31, 2017 and 2016 is set forth in the following table.

	Average Recorded Investment for the Three Months Ended
(in thousands)	March 31, 2017	March 31, 2016
Commercial real estate:
Commercial R.E. - construction	$0	$0
Commercial R.E. - mortgages	0	0
Land	2,700	2,553
Farmland	0	502
Commercial and Industrial	306	319
Consumer	0	0
Consumer residential	59	0
Agriculture	0	2,704
Total	$3,065	$6,078

Troubled Debt Restructurings – In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

At March 31, 2017, there were 5 loans that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $2,429,000. At December 31, 2016, there were 6 loans that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $3,037,000. At March 31, 2017 and December 31, 2016 there were no unfunded commitments on loans classified as a troubled debt restructures. We have allocated $680,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of March 31, 2017 and December 31, 2016.

The modification of the terms of such loans typically includes one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date; or a temporary payment modification in which the payment amount allocated towards principal was reduced. In some cases, a permanent reduction of the accrued interest on the loan is conceded.

During the three months ended March 31, 2017, no loans were modified as troubled debt restructurings, compared to three loans modified as troubled debt restructurings by extending the maturity dates during the three month period ended March 31, 2016.

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

The troubled debt restructurings presented in the table above did not increase the allowance for loan losses as a result of loan modifications. There were no charge-offs as a result of loan modifications, as the contractual balances outstanding were determined to be collectible.

There were no loans modified as troubled debt restructurings within the previous twelve months and for which there was a payment default during the three month periods ended March 31, 2017 and 2016. A loan is considered to be in payment default once it is ninety days contractually past due under the modified terms.

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

As of March 31, 2017 and December 31, 2016, there are no loans that are classified with a risk grade of 8- Loss.

The following table presents weighted average risk grades of our loan portfolio:

	March 31, 2017	December 31, 2016
	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.00	3.07
Commercial real estate - mortgages	3.08	3.08
Land	4.05	4.39
Farmland	3.09	3.09
Commercial and industrial	3.49	2.70
Consumer	2.14	2.28
Consumer residential	3.04	3.03
Agriculture	3.21	3.08
Total gross loans	3.14	3.06

The following table presents risk grade totals by class of loans as of March 31, 2017 and December 31, 2016. Risk grades 1 through 4 have been aggregated in the “Pass” line.

(in thousands)	Commercial R.E. Construction	Commercial R.E. Mortgages	Land (1)	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

March 31, 2017
Pass	$21,063	$396,344	$8,609	$55,803	$63,717	$686	$36,785	$24,273	$607,280
Special mention	-	976	-	-	310	-	-	-	1,286
Substandard	-	-	2,295	-	1,220	28	505	-	4,048
Doubtful	-	-	280	-	-	-	-	-	280
Total loans	$21,063	$397,320	$11,184	$55,803	$65,247	$714	$37,290	$24,273	$612,894

December 31, 2016
Pass	$22,560	$388,365	$6,637	$56,159	$62,770	$738	$38,300	$28,454	$603,983
Special mention	818	1,063	-	-	189	-	-	-	2,070
Substandard	-	67	2,906		1,242	29	372	-	4,616
Doubtful	-	-	280	-	-	-	-	-	280
Total loans	$23,378	$389,495	$9,823	$56,159	$64,201	$767	$38,672	$28,454	$610,949

(1)	Included in the above table is one Purchased Credit Impaired loan recorded at its fair value of $33,000 as of March 31, 2017 and December 31, 2016, which were acquired in the MLB Acquisition.

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

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2017 and 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses
For the three Months Ended March 31, 2017 and 2016

(in thousands)	Commercial	Commercial and		Consumer
Three Months Ended March 31, 2017	Real Estate	Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$6,185	$697	$51	$325	$504	$70	$7,832
Charge-offs	0	0	(7)	0	0	0	(7)
Recoveries	0	0	2	0	0	0	2
(Reversal of) provision for loan losses	81	38	(9)	(15)	(57)	(38)	0
Ending balance	$6,266	$735	$37	$310	$447	$32	$7,827

Three Months Ended March 31, 2016
Beginning balance	$5,920	$627	$38	$426	$309	$36	$7,356
Charge-offs	0	0	(3)	0	0	0	(3)
Recoveries	3	0	0	1	0	0	4
(Reversal of) provision for loan losses	75	93	9	(29)	(7)	59	200
Ending balance	$5,998	$720	$44	$398	$302	$95	$7,557

The following table details the allowance for loan losses and ending gross loan balances as of March 31, 2017, December 31, 2016 and March 31, 2016 summarized by collective and individual evaluation methods of impairment.

(in thousands)
	Commercial	Commercial and		Consumer
March 31, 2017	Real Estate	Industrial	Consumer	Residential	Agriculture	Unallocated		Total
Allowance for loan losses for loans:
Individually evaluated for impairment	$680	$0	$0	$0	$0	$		$680
Collectively evaluated for impairment	5,586	735	37	310	447		32	7,147
	$6,266	$735	$37	$310	$447		$32	$7,827

Ending gross loan balances:
Individually evaluated for impairment	$2,108	$305	$0	$154	$0		$0	$2,567
Individually evaluated purchased credit impaired loans	33	0	0	0	0		0	33
Collectively evaluated for impairment	483,229	64,942	714	37,136	24,273		0	610,294
	$485,370	$65,247	$714	$37,290	$24,273		$0	$612,894

December 31, 2016
Allowance for loan losses for loans:
Individually evaluated for impairment	$680	$0	$0	$0	$0	$		$680
Collectively evaluated for impairment	5,505	697	51	325	504		70	7,152
	$6,185	$697	$51	$325	$504		$70	$7,832

Ending gross loans balances:
Individually evaluated for impairment	$2,715	$306	$0	$16	$0		$0	$3,037
Individually evaluated purchased credit impaired loans	33	0	0	0	0		0	33
Collectively evaluated for impairment	476,107	63,895	767	38,656	28,454		0	607,879
	$478,855	$64,201	$767	$38,672	$28,454		$0	$610,949

March 31, 2016
Allowance for loan losses for loans:
Individually evaluated for impairment	$680	$0	$0	$0	$0	$		$680
Collectively evaluated for impairment	5,318	720	44	398	302		95	6,877
	$5,998	$720	$44	$398	$302		$95	$7,557

Ending gross loans balances:
Individually evaluated for impairment	$3,675	$318	$0	$0	$2,704		$0	$6,697
Individually evaluated purchased credit impaired loans	387	458	0	0	0		0	845
Collectively evaluated for impairment	437,607	71,939	815	32,983	17,341		0	560,685
	$441,669	$72,715	$815	$32,983	$20,045		$0	$568,227

Changes in the reserve for off-balance-sheet commitments were as follows:

	THREE MONTHS ENDED MARCH 31,
	2017	2016

Balance, beginning of period	$284	$238
Provision to Operations for Off Balance Sheet Commitments	5	26
Balance, end of period	$289	$264

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

At March 31, 2017 and December 31, 2016, loans carried at $612,894,000 and $610,949,000, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 5 – OTHER REAL ESTATE OWNED

As of March 31, 2017 and December 31, 2016, the Company owned three properties classified as other real estate totaling $1,210,000. One of the properties owned at March 31, 2017 and December 31, 2016, was a residential land property that was written down to a zero balance because the public utilities have not been obtainable rendering these land lots unmarketable at this time. Each of the OREO properties were acquired through loan foreclosures, but there were no OREO property acquisitions during the three months ended March 31, 2017, and no sales of properties during that period. During the three months ended March 31, 2016, there were no acquisitions or sales of OREO properties.

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

In August 2001, the Board of Directors of the Bank authorized Director Retirement Plans (“DRP”) with each director. The Bank awarded a director retirement plan to two of its directors in January 2008, to three of its directors in March 2014, and to its newest director in 2016. Under the DRP, the participants will be provided with a fixed annual retirement benefit for ten years after retirement. The Bank is also responsible for certain pre-retirement death benefits under the DRP. In connection with the implementation of the DRP, the Bank purchased single premium life insurance policies on the life of each director covered under the DRP. The Bank is the owner and partial beneficiary of these life insurance policies. The assets of the DRP, under Internal Revenue Service regulations, are the property of the Bank and are available to satisfy the Bank’s general creditors.

Future compensation under both plans is earned for services rendered through retirement. The Bank accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the plans. The Bank’s current benefit liability is determined based on vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which average approximately 10 years. The salary continuation liability as of March 31, 2017 and December 31, 2016 was $2,861,000 and $2,762,000, respectively, and is reported in interest payable and other liabilities on the condensed consolidated balance sheets.

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

The combined cash surrender value of all Bank-owned life insurance policies recorded in interest receivable and other assets on the condensed consolidated balance sheets were $18,132,000 and $18,004,000 at March 31, 2017 and December 31, 2016, respectively.

NOTE 7 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of March 31, 2017 and December 31, 2016. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between levels during the three month periods ended March 31, 2017 or 2016.

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

The estimated fair values of the Company’s financial instruments not measured at fair value at March 31, 2017 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$167,715	$167,715	1
Restricted equity securities	3,795	3,795	2
Loans, net	603,075	613,988	3
Interest receivable	2,526	2,526	2

Financial liabilities:
Deposits	(899,169)	(797,539)	3
Interest payable	(43)	(43)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,130)	3

The estimated fair values of the Company’s financial instruments not measured at fair value at December 31, 2016 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$190,810	$190,810	1
Restricted equity securities	3,795	3,795	2
Loans, net	601,104	611,553	3
Interest receivable	2,831	2,831	2

Financial liabilities:
Deposits	(914,093)	(811,519)	3
Interest payable	(45)	(45)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,107)	3

The following table presents the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the condensed consolidated balance sheets at each respective period end, by level within the fair value hierarchy as of March 31, 2017 and December 31, 2016.

	Fair Value Measurements at March 31, 2017 Using
(in thousands)	March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$28,442	$0	$28,442	$0
Collateralized mortgage obligations	3,977	0	3,977	0
Municipalities	79,388	0	79,388	0
SBA pools	13,540	0	13,540	0
Corporate debt	20,685	0	20,685	0
Asset backed securities	20,767	0	20,767	0
Mutual fund	3,070	3,070	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$1,428	$0	$0	$1,428
Commercial and industrial	302	0	0	302
Other real estate owned	1,210	0	0	1,210

	Fair Value Measurements at December 31, 2016 Using
(in thousands)	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities
U.S. agencies	$28,286	$0	$28,286	$0
Collateralized mortgage obligations	4,109	0	4,109	0
Municipalities	78,329	0	78,329	0
SBA pools	7,168	0	7,168	0
Corporate debt	20,563	0	20,563	0
Asset backed securities	18,819	0	18,819	0
Mutual fund	3,059	3,059	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$1,746	$0	$0	$1,746
Commercial and industrial	302	0	0	302
Other real estate owned	$1,210	$0	$0	$1,210

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

Net realizable value of the underlying collateral is the fair value of the collateral less estimated selling costs and any prior liens. Appraisals, recent comparable sales, offers and listing prices are factored in when valuing the collateral. We review and verify the qualifications and licenses of the certified general appraisers used for appraising commercial properties or certified residential appraisers for residential properties. Real estate appraisals may utilize a combination of approaches including replacement cost, sales comparison and the income approach. Comparable sales and income data are analyzed by the appraisers and adjusted to reflect differences between them and the subject property such as type, leasing status and physical condition. When the appraisals are received, Management reviews the assumptions and methodology utilized in the appraisal, as well as the overall resulting value in conjunction with independent data sources such as recent market data and industry-wide statistics. We generally use a 6% discount for selling costs which is applied to all properties, regardless of size. Appraised values may be adjusted to reflect changes in market conditions that have occurred subsequent to the appraisal date, or for revised estimates regarding the timing or cost of the property sale. These adjustments are based on qualitative judgments made by management on a case-by-case basis. No fair value adjustments were made to OREO properties during the three months ended March 31, 2017.

There have been no significant changes in the valuation techniques during the period ended March 31, 2017.

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

The Company’s calculation of basic and diluted earnings per share (“EPS”) for the three month periods ended March 31, 2017 and 2016 are reflected in the table below.

	THREE MONTHS ENDED
(In thousands)	MARCH 31,
	2017	2016
BASIC EARNINGS PER SHARE

Net income	$2,207	$1,509
Weighted average shares outstanding	8,042	8,009
Net income per common share	$0.27	$0.19

DILUTED EARNINGS PER SHARE

Net income	$2,207	$1,509
Weighted average shares outstanding	8,042	8,009
Effect of dilutive stock options	5	1
Effect of dilutive non-vested restricted shares	25	42
Weighted average shares of common stock and common stock equivalents	8,072	8,052
Net income per diluted common share	$0.27	$0.19

During the three month period ended March 31, 2017, there were no anti-dilutive options to purchase shares of common stock, as compared to anti-dilutive weighted average stock options of 28,511 outstanding during the three month period of 2016, with prices ranging from $9.95 to $15.00. These options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

There were no anti-dilutive non-vested restricted stock grants for the three months ended March 31, 2017 and 2016.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion explains the significant factors affecting our operations and financial position for the periods presented. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear or that are referenced to elsewhere in this report, and with the audited consolidated financial statements and accompanying notes included in our 2016 Annual Report on Form 10-K. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Management believes the following were important factors in the Company’s performance during the three month period ended March 31, 2017:

•

The Company recognized net income of $2,207,000 for the three month period ended March 31, 2017, as compared to $1,509,000 for the same period in 2016.  The factors contributing to these results will be discussed below.

•

The Company recognized no loan loss provisions during the three month period ended March 31, 2017, as compared to a provision of $200,000 during the first quarter of 2016. This variance corresponds to gross loan growth of $1,945,000 during the first quarter of 2017, compared to loan growth of $27,195,000 during the first quarter of 2016.

•

Net interest income increased $540,000 or 7.2% for the three month period ended March 31, 2017, compared to the same period in 2016.  The increase was primarily due to the organic growth of our loan and investment security portfolios.

•

Non-interest income increased by $434,000 or 41.9% for the three months ended March 31, 2017, as compared to the same period in 2016, primarily due to an increase in gains on called securities of $382,000.

•

Non-interest expense increased by $20,000 or 0.3% for the three month period ended March 31, 2017, as compared to the same period in 2016. The increase was mainly due to increased salaries and benefits, and other general operating expenses required to support the loan and deposit growth. These increased costs were partially offset by data processing efficiencies gained from the Mother Lode Bank core system conversion completed in April 2016 and other merger-related cost savings that have been fully recognized.

•

Total assets decreased $12,231,000 or 1.2% from December 31, 2016.  Total net loans increased by $1,971,000 or 0.3% and investment securities increased by $9,536,000 or 5.9% from December 31, 2016 to March 31, 2017, while deposits decreased by $14,924,000 or 1.6% for the same period.

Income Summary

For the three month period ended March 31, 2017, the Company recorded net income of $2,207,000, representing an increase of $698,000, as compared to $1,509,000 recorded during the same period in 2016.  Return on average assets (annualized) was 0.91% for the three months ended March 31, 2017, as compared to 0.67% for the same period in 2016.  Annualized return on average common equity was 10.73% for the three months ended March 31, 2017, as compared to 7.68% for the same period of 2016.

Net income before provisions for income taxes increased $1,154,000 for the three month period ended March 31, 2017, from the comparable 2016 period.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

(In thousands)	Effect on Pre-Tax Income
Increase (Decrease)
Three Months Ended
March 31, 2017
Change from 2016 to 2017 in:
Net interest income	$540
Provision for loan losses	200
Non-interest income	434
Non-interest expense	(20)
Change in net income before income taxes	$1,154

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three month period ended March 31, 2017, net interest income was $8,082,000, which represented an increase of $540,000 or 7.2% from the comparable period in 2016. The increase is primarily due to loan and investment portfolio growth.

The net interest margin (net interest income as a percentage of average interest earning assets) was 3.69% for the three month period ended March 31, 2017, which decreased compared to 3.76% for the same period in 2016, mainly due to compression of loan and investment yields. In general, the Company has experienced net interest margin compression since the economic downturn in 2010 for several reasons: 1) deposit interest rates have essentially reached a threshold in which they cannot reasonably be further reduced, 2) competition in the lending market has driven new loan rates down, 3) loan and investment portfolio yields continue to decrease due to contractual repricing and 4) deposit growth has out-paced loan growth and the elevated interest-bearing cash balances, which yield approximately 1.00%, have compressed our net interest margin.

Earning asset yield decreased by 5 basis points for the three month periods ended March 31, 2017, compared to the same period of 2016, mainly due to competition in our lending market for new loans as discussed above. The loan yield decreased by 12 basis points during the first three months of 2017 compared to the comparable 2016 period, but is showing signs of stabilization due to the positive impact the recent FOMC interest rate hikes have had on floating rate loans. Furthermore, the Company has been able to keep the earning asset yield relatively stable by deploying a significant portion of the low yielding cash equivalent balances into the loan and investment portfolios which recognized average balance increases of $54 million and $25 million, respectively, in the three month period of 2017 as compared to 2016.

The cost of funds on interest-bearing liabilities increased slightly from 0.12% for the first quarter of 2016 to 0.15% for the first quarter of 2017, as deposit rates remain at historic lows and the banking industry has not reacted to the recent FOMC interest rate hikes thus far. The Company continues to recognize strong core deposit growth as evidenced by the increase in average non-interest-bearing demand deposit balances of $40 million, for the three month period ended March 31, 2017, as compared to the same period of 2016.

The following tables shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three month periods ended March 31, 2017 and 2016:

Net Interest Analysis

	Three months ended			Three months ended
	March 31, 2017			March 31, 2016
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield	Average Balance	Interest Income / Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$607,037	$6,928	4.63%	$553,048	$6,551	4.75%
Investment securities (2)	162,300	1,337	3.34%	137,477	1,228	3.58%
Federal funds sold	7,685	15	0.79%	7,783	9	0.46%
Interest-earning deposits	141,080	301	0.87%	133,219	176	0.53%
Total interest-earning assets	918,102	8,581	3.79%	831,527	7,964	3.84%
Total noninterest earning assets	67,294			69,744
Total assets	985,396			901,271
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	26,033	2	0.03%	20,393	2	0.04%
Money market deposits	291,360	112	0.16%	291,806	78	0.11%
NOW deposits	159,112	43	0.11%	131,289	23	0.07%
Savings deposits	75,469	27	0.15%	74,211	25	0.14%
Time certificates of deposit $250,000 or more	20,947	25	0.48%	16,616	17	0.41%
Other time deposits	33,265	20	0.24%	33,810	23	0.27%
Other borrowings	0	0	0.00%	38	0	0.00%
Total interest-bearing liabilities	606,186	229	0.15%	568,163	168	0.12%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	290,074			250,233
Other liabilities	5,699			4,028
Total noninterest-bearing liabilities	295,773			254,261
Shareholders' equity	83,437			78,847
Total liabilities and shareholders' equity	$985,396			$901,271
Net interest income		$8,352			$7,796
Net interest spread (3)			3.64%			3.72%
Net interest margin (4)			3.69%			3.76%

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

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three month periods ended March 31, 2017 and 2016.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

(In thousands)

	For the Three Months Ended March 31,
	2017 vs 2016
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$640	$(263)	$377
Investment securities (2)	222	(113)	109
Federal funds sold	0	6	6
Interest-earning deposits	11	114	125
Total interest income	$873	$(256)	$617

Interest expense:
Interest-earning DDA	$1	$(1)	$-
Money market deposits	0	34	34
NOW deposits	5	15	20
Savings deposits	0	2	2
Time CD $250K or more	4	4	8
Other time deposits	0	(3)	(3)
Other borrowings	0	0	0
Total interest expense	$10	$51	$61

Change in net interest income	$863	$(307)	$556

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

The table above reflects how the current low interest rate environment has impacted loan and security yields adversely, but was partially offset by the recent interest rate hike’s positive impact on interest-earning deposits, as indicated by the decrease of $307,000 in net interest income due to the rate change for the first quarter of 2017.  The increase in earning asset balances combined with the overall change in mix of balances resulted in an increase of $863,000 to net interest income over the same period.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three month period ended March 31, 2017, non-interest income was $1,471,000, representing an increase of $434,000 or 41.9%, compared to the same period in 2016.

The following tables show the major components of non-interest income:

(in thousands)	For the Three Months Ended March 31,
	2017	2016	$ change	% change
Service charges on deposits	$335	$333	$2	0.6%
Earnings on cash surrender value of life insurance	128	108	20	18.5%
Mortgage commissions	62	46	16	34.8%
Gains on calls and sales of securities	389	6	383	6383.3%
Other income	557	544	13	2.4%
Total non-interest income	$1,471	$1,037	$434	41.9%

Service charges on deposits increased by $2,000 for the three months ended March 31, 2017, compared to the same period in 2016, due to an increase in the number of deposit accounts.

Mortgage commissions increased by $16,000 for the three months ended March 31, 2017, as compared to the same period of 2016, as the demand for home purchases and refinancing has accelerated.

Net gain on sales and calls of securities increased by $383,000 for the three months ended March 31, 2017, as compared to the same period in 2016, due to two large gains on called securities recorded during the first quarter of 2017.

Other income increased by $13,000 for the three month period ended March 31, 2017, as compared to the same period of 2016. The increase is primarily the result of transaction based fee income as the number of transaction deposit accounts has increased.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

(in thousands)	For the Three Months Ended March 31,
	2017	2016	$ change	% change
Salaries and employee benefits	$3,612	$3,355	$257	7.7%
Occupancy	856	838	18	2.1%
Data processing fees	346	471	(125)	(26.5%)
Regulatory assessments (FDIC & DBO)	144	157	(13)	(8.3%)
Other	1,249	1,366	(117)	(8.6%)
Total non-interest expense	$6,207	$6,187	$20	0.3%

Non-interest expenses increased by $20,000 or 0.3% for the three months ended March 31, 2017, as compared to the same period of 2016.  Salaries and employee benefits increased $257,000 for the three months ended March 31, 2017, as compared to the same period of 2016, primarily due to additional staffing required to support the continued loan and deposit growth.

Occupancy expenses increased by $18,000 for the three months ended March 31, 2017, as compared to the same period of 2016, which is primarily due to rent and general overhead associated with the branches. Data processing fees decreased by $125,000 for the three month period ended March 31, 2017, as a result of cost efficiencies gained from the conversion of the Mother Lode Bank core data system completed in April 2016.

FDIC and DBO (California Department of Business Oversight) regulatory assessments decreased by $13,000 for the three months ended March 31, 2017, as compared to the same period in 2016.  The initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC and our risk profile has remained stable during 2016 and 2017. In April of 2016 the FDIC changed the methodology for determining the assessment rate, which appeared on the December 31, 2016 and March 31, 2017 invoices. The result was a reduction in our assessment rate, however we expect it to be offset by deposit growth throughout 2017, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis.

Other expense decreased by $117,000 for the three months ended March 31, 2017, compared to the same period in 2016, partially as a result of decreases in various general operating expense categories.

Management anticipates that non-interest expense will continue to increase as we continue to grow.  However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Income Taxes

We reported provisions for income taxes of $1,139,000 for the three month period ended March 31, 2017, representing an increase of $456,000 as compared to the provisions reported in the comparable period of 2016. The effective income tax rates on income from continuing operations was 34.0% for the three months ended March 31, 2017, compared to 31.2% for the comparable period of 2016. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans). The disparity between the effective tax rates for 2017 as compared to 2016 is primarily due to tax credits from California Enterprise Zones and low income housing projects as well as tax free-income on municipal securities and loans that comprise a larger proportion of pre-tax income in 2016 as compared to 2017.

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

Non-accrual loans totaled $2,567,000 at March 31, 2017, as compared to $3,037,000 at December 31, 2016.  The non-accrual loans as of March 31, 2017 are loans made to four borrowers primarily for residential real estate development and general commercial purposes. As of March 31, 2017, we had five loans considered troubled debt restructurings totaling $2,429,000 million, all of which are included in non-accrual loans.

OREO as of March 31, 2017 consisted of three properties, one of which was a residential land acquired through foreclosure that was written down to a zero balance because the public utilities have not been obtainable rendering these land lots unmarketable at this time. The other OREO assets consisted of two residential properties totaling $1,210,000 that were acquired through foreclosure.

The following table presents information about the Bank’s non-performing assets, including asset quality ratios as of March 31, 2017 and December 31, 2016:

Non-Performing Assets

(in thousands)	March 31,	December 31,
	2017	2016
Loans in non-accrual status	$2,567	$3,037
Loans past due 90 days or more and accruing	0	0
Total non-performing loans	2,567	3,037
Other real estate owned	1,210	1,210
Total non-performing assets	$3,777	$4,247

Allowance for loan losses	$7,827	$7,832

Asset quality ratios:
Non-performing assets to total assets	0.38%	0.42%
Non-performing loans to total loans	0.42%	0.50%
Allowance for loan losses to total loans	1.28%	1.28%
Allowance for loan losses to total non-performing loans	304.9%	257.9%

Non-performing assets decreased by $470,000 as of March 31, 2017, as compared to December 31, 2016, as a result of one loan totaling $289,000 that was returned to accrual status and principal payments of $318,000, which was offset by a loan totaling $138,000 that was placed on non-accrual status during the first three months of 2017. The Company did not acquire or sell any OREO properties during the first three months of 2017, and there were no fair value adjustments to OREO properties during the first three months of 2017.

Allowance for Loan and Lease Losses (“ALLL”)

Due to credit risk inherent in our lending business, we routinely set aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges made for the outstanding loan portfolio have been credited to the allowance for loan losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company recorded no loan loss provisions during the three months ended March 31, 2017, compared to a provision of $200,000 during the first quarter of 2016.

The allowance for loan losses decreased by $5,000 or 0.1%, to $7,827,000 at March 31, 2017, as compared to $7,832,000 at December 31, 2016, due to the net loan charge-off of $5,000 recorded during the first quarter of 2017. The increase to gross loans was nominal as well, and therefore resulted in no change to the allowance for loan losses as a percentage of total loans which remained at 1.28% at March 31, 2017 and December 31, 2016.

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

Although management believes the allowance at March 31, 2017 was adequate to absorb probable losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on our service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of March 31, 2017, and December 31, 2016, we had $167,715,000 and $190,810,000, respectively, in cash and cash equivalents.

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

At March 31, 2017, the Company had goodwill in the amount of $3,312,000 in connection with the acquisition of Mother Lode Bank in December of 2015.

Deposits

Total deposits at March 31, 2017 were $899,169,000, a $14,924,000 or 1.6% decrease from the deposit total of $914,093,000 at December 31, 2016.  Average deposits increased $77,902,000 to $896,260,000 for the three month period ended March 31, 2017 as compared to the same period in 2016. We attracted deposits due to the safety and soundness of the Bank and our focus on customer service.

Deposits Outstanding

	March 31,	December 31,	Three Month Change
(in thousands)	2017	2016	$	%

Demand	$329,115	$336,083	$(6,968)	(2.1%)
NOW	160,848	164,847	(3,999)	(2.4%)
MMDA	288,682	283,643	5,039	1.8%
Savings	66,162	75,122	(8,960)	(11.9%)
Time < $250K	33,666	33,428	238	0.7%
Time > $250K	20,695	20,970	(275)	(1.3%)
	$899,169	$914,093	$(14,924)	(1.6%)

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Five of our clients carry deposit balances of more than 1% of our total deposits, two of which had a deposit balance of more than 3% of total deposits at March 31, 2017.

Since our deposit growth strategy emphasizes core deposit growth we have avoided relying on brokered deposits as a consistent source of funds. The Company had $50,000 in brokered deposits as of March 31, 2017 and December 31, 2015. The only brokered deposits the Bank holds are from CDARS and ICS, a certificate of deposit and money market account program, respectively, that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer.

Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. Our outstanding FHLB advances remained a zero balance at December 31, 2016 and March 31, 2017, as we continue to rely on deposit growth as our primary source of funding. See “Liquidity Management” below for the details on the FHLB borrowings program.

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

The following table shows our capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at March 31, 2017 and December 31, 2016:

					To be well
					capitalized under
(in thousands)			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
Capital ratios for Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2017
Total capital (to Risk- Weighted Assets)	$87,750	11.3%	$71,995	>9.25%	$77,832	>10.0%
Tier I capital (to Risk- Weighted Assets)	$79,634	10.2%	$56,428	>7.25%	$62,266	>8.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$79,634	10.2%	$44,753	>5.75%	$50,591	>6.5%
Tier I capital (to Average Assets)	$79,634	8.1%	$39,263	>4.0%	$49,078	>5.0%

As of December 31, 2016
Total capital (to Risk- Weighted Assets)	$86,603	11.3%	$66,358	>8.625%	$76,937	>10.0%
Tier I capital (to Risk- Weighted Assets)	$78,487	10.2%	$50,970	>6.625%	$61,549	>8.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$78,487	10.2%	$39,430	>5.125%	$50,009	>6.5%
Tier I capital (to Average Assets)	$78,487	8.1%	$38,726	>4.0%	$48,408	>5.0%

Capital ratios for Bancorp:

As of March 31, 2017
Total capital (to Risk- Weighted Assets)	$88,097	11.3%	$72,008	>9.25%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$79,981	10.3%	$56,438	>7.25%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$79,981	10.3%	$44,762	>5.75%	N/A	N/A
Tier I capital (to Average Assets)	$79,981	8.2%	$39,268	>4.0%	N/A	N/A

As of December 31, 2016
Total capital (to Risk- Weighted Assets)	$86,966	11.3%	$66,365	>8.625%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$78,850	10.3%	$50,976	>6.625%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$78,850	10.3%	$39,435	>5.125%	N/A	N/A
Tier I capital (to Average Assets)	$78,850	8.1%	$38,731	>4.0%	N/A	N/A

Our bank subsidiary is also subject to capital requirements similar to those discussed above. The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above. At March 31, 2017, our bank subsidiary exceeded the minimum ratios established by the FRB.

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

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. We obtain funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings. Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common and preferred stockholders. Our liquid assets at March 31, 2017 were $265.2 million compared to $269.7 million at December 31, 2016.  Our liquidity level measured as the percentage of liquid assets to total assets was 26.8% and 26.9% at March 31, 2017 and December 31, 2016, respectively. We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the foreseeable future. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of March 31, 2017, our borrowing capacity from the FHLB was approximately $250.3 million and there were no outstanding advances. We also maintain 2 lines of credit with correspondent banks to purchase up to $30 million in federal funds, for which there were no advances as of March 31, 2017.

Off-Balance-Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of March 31, 2017 and December 31, 2016, we had commitments to extend credit of $113.0 million and $110.8 million, respectively, which includes obligations under letters of credit of $1.3 million for both periods.

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

Oak Valley Bancorp
Date: May 12, 2017	By:	/s/ JEFFREY A. GALL
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