Form 10-Q
period 2017-06-30
Oak Valley Bancorp
filed 2017-08-11
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,089,105 shares of common stock outstanding as of August 4, 2017.

Oak Valley Bancorp

June 30, 2017

PART I – FINANCIAL STATEMENTS

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands)	June 30,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$171,179	$179,025
Federal funds sold	10,980	11,785
Cash and cash equivalents	182,159	190,810

Securities available for sale	175,252	160,333
Loans, net of allowance for loan loss of $7,854 and $7,832 at June 30, 2017 and December 31, 2016, respectively	614,082	601,104
Bank premises and equipment, net	13,223	13,688
Other real estate owned	1,210	1,210
Interest receivable and other assets	34,569	34,965

	$1,020,495	$1,002,110

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$925,786	$914,093
Interest payable and other liabilities	6,609	5,567
Total liabilities	932,395	919,660

Commitments and contingencies

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,089,705 and 8,088,455 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	24,698	24,682
Additional paid-in capital	3,528	3,473
Retained earnings	58,546	54,520
Accumulated other comprehensive income (loss), net of tax	1,328	(225)
Total shareholders’ equity	88,100	82,450

	$1,020,495	$1,002,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share amounts)	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2017	2016	2017	2016
INTEREST INCOME
Interest and fees on loans	$7,230	$7,129	$14,152	$13,677
Interest on securities available for sale	1,102	1,016	2,176	1,993
Interest on federal funds sold	21	5	36	14
Interest on deposits with banks	372	147	672	323
Total interest income	8,725	8,297	17,036	16,007

INTEREST EXPENSE
Deposits	270	191	499	359
Total interest expense	270	191	499	359

Net interest income	8,455	8,106	16,537	15,648
Provision for loan losses	35	125	35	325

Net interest income after provision for loan losses	8,420	7,981	16,502	15,323

OTHER INCOME
Service charges on deposits	351	337	686	670
Earnings on cash surrender value of life insurance	128	95	256	203
Mortgage commissions	37	49	99	95
Gains on called securities	1	12	390	18
Other	1,519	563	2,076	1,107
Total non-interest income	2,036	1,056	3,507	2,093

OTHER EXPENSES
Salaries and employee benefits	3,457	3,370	7,069	6,725
Occupancy expenses	817	813	1,673	1,651
Data processing fees	409	440	755	911
Regulatory assessments (FDIC & DBO)	136	170	280	327
Other operating expenses	1,257	1,394	2,506	2,760
Total non-interest expense	6,076	6,187	12,283	12,374

Net income before provision for income taxes	4,380	2,850	7,726	5,042

PROVISION FOR INCOME TAXES	1,550	946	2,689	1,629
NET INCOME	$2,830	$1,904	$5,037	$3,413

NET INCOME PER COMMON SHARE	$0.35	$0.24	$0.63	$0.43

NET INCOME PER DILUTED COMMON SHARE	$0.35	$0.24	$0.62	$0.42

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands)	2017	2016	2017	2016

Net income	$2,830	$1,904	$5,037	$3,413
Other comprehensive income:
Unrealized holding gains on securities arising during the current period, net of tax effect of $820 thousand and $1.2 million for the three and six month periods ended June 30, 2017, respectively, and $748 thousand and $816 thousand for the comparable 2016 periods	1,171	1,069	1,783	1,168
Reclassification adjustment due to net gains realized on sales and calls of securities, net of tax effect of $4 hundred and $160 thousand for the three and six months ended June 30, 2017, respectively, and $5 thousand and $7 thousand for the comparable 2016 periods	(1)	(7)	(230)	(11)
Other comprehensive income	1,170	1,062	1,553	1,157
Comprehensive income	$4,000	$2,966	$6,590	$4,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	YEAR ENDED DECEMBER 31, 2016 AND SIX MONTHS ENDED JUNE 30, 2017
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2016	8,078,155	$24,682	$3,217	$48,795	$1,569	$78,263
Restricted stock issued	17,000					0
Restricted stock forfeited	(6,700)					0
Cash dividends declared				(1,940)		(1,940)
Stock based compensation			256			256
Other comprehensive loss					(1,794)	(1,794)
Net income				7,665		7,665
Balances, December 31, 2016	8,088,455	$24,682	$3,473	$54,520	$(225)	$82,450

Stock options exercised	1,500	16				16
Restricted stock issued	6,000					0
Restricted stock forfeited	(6,250)					0
Cash dividends declared				(1,011)		(1,011)
Stock based compensation			55			55
Other comprehensive income					1,553	1,553
Net income				5,037		5,037
Balances, June 30, 2017	8,089,705	$24,698	$3,528	$58,546	$1,328	$88,100

The accompanying notes are an integral part of these condensed consolidated financial statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
(dollars in thousands)	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,037	$3,413
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for loan losses	35	325
Increase (decrease) in deferred fees/costs, net	77	(132)
Depreciation	560	646
Amortization of investment securities, net	393	164
Stock based compensation	55	129
Gain on sale of premises and equipment	0	(1)
OREO loss on sales and write downs	0	88
Gain on sales and calls of available for sale securities	(390)	(18)
Earnings on cash surrender value of life insurance	(256)	(203)
Gain on BOLI death benefit	0	(2)
Increase in interest payable and other liabilities	1,042	1,100
Increase in interest receivable	(58)	(125)
Increase in other assets	(37)	(324)
Net cash from operating activities	6,458	5,060

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(16,023)	(32,286)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	3,741	15,353
Net increase in loans	(13,090)	(39,467)
Purchase of FHLB Stock	(340)	(79)
Proceeds from sale of OREO	0	746
Proceeds from redemption of BOLI policies	0	186
Proceeds from sales of premises and equipment	0	1
Net purchases of premises and equipment	(95)	(291)
Net cash used in investing activities	(25,807)	(55,837)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(1,011)	(969)
Net increase in demand deposits and savings accounts	14,602	22,180
Net (decrease) increase in time deposits	(2,909)	1,587
Proceeds from sale of common stock and exercise of stock options	16	0
Net cash from financing activities	10,698	22,798

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,651)	(27,979)

CASH AND CASH EQUIVALENTS, beginning of period	190,810	190,603

CASH AND CASH EQUIVALENTS, end of period	$182,159	$162,624

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$500	$368
Income taxes	$2,087	$11

NON-CASH INVESTING ACTIVITIES:
Change in unrealized gain on available-for-sale securities	$2,640	$1,966

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

On July 3, 2008 (the “Effective Date”), a bank holding company reorganization was completed whereby Oak Valley Bancorp (“the Company”) became the parent holding company for Oak Valley Community Bank ( the “Bank”).  On the Effective Date, a tax-free exchange was completed whereby each outstanding share of the Bank was converted into one share of the Company and the Company became the sole wholly-owned subsidiary of the holding company.

The consolidated financial statements include the accounts of the parent company and its wholly-owned bank subsidiary. Unless otherwise stated, the “Company” refers to the consolidated entity, Oak Valley Bancorp, while the “Bank” refers to Oak Valley Community Bank. All material intercompany transactions have been eliminated. In the opinion of Management, the consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations, changes in shareholders’ equity and cash flows.  All adjustments are of a normal, recurring nature. The interim consolidated financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2017 are not necessarily indicative of the results of a full year’s operations. Certain prior year amounts have been reclassified to conform to the current year presentation. There was no effect on net income or shareholders’ equity as a result of reclassifications. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2016.

Oak Valley Community Bank is a California state-chartered bank. The Company was incorporated under the laws of the State of California on May 31, 1990, and began operations in Oakdale on May 28, 1991. The Company operates branches in Oakdale, Sonora, Bridgeport, Bishop, Mammoth Lakes, Modesto, Manteca, Patterson, Turlock, Ripon, Stockton, and Escalon, California. The Bridgeport, Mammoth Lakes, and Bishop branches operate as a separate division, Eastern Sierra Community Bank. The Company’s primary source of revenue is providing loans to customers who are predominantly middle-market businesses.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU make improvements to GAAP related to financial instruments that include the following as applicable to us:

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

NOTE 3 – SECURITIES

The amortized cost and estimated fair values of debt securities as of June 30, 2017 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$24,600	$552	$(89)	$25,063
Collateralized mortgage obligations	4,872	7	(17)	4,862
Municipalities	84,668	2,610	(85)	87,193
SBA pools	12,939	8	(33)	12,914
Corporate debt	21,354	99	(648)	20,805
Asset backed securities	21,257	93	(29)	21,321
Mutual fund	3,305	0	(211)	3,094
	$172,995	$3,369	$(1,112)	$175,252

The following tables detail the gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2017.

(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$6,537	(89)	$0	$0	$6,537	$(89)
Collateralized mortgage obligations	1,012	(17)	0	0	1,012	(17)
Municipalities	9,698	(70)	1,877	(15)	11,575	(85)
SBA pools	8,393	(24)	726	(9)	9,119	(33)
Corporate debt	4,728	(271)	9,115	(377)	13,843	(648)
Asset backed securities	1,920	(15)	3,141	(14)	5,061	(29)
Mutual fund	0	0	3,094	(211)	3,094	(211)
Total temporarily impaired securities	$32,288	$(486)	$17,953	$(626)	$50,241	$(1,112)

At June 30, 2017, there were three U.S municipalities, two SBA pools, seven corporate debts, three asset backed securities and one mutual fund that comprised the total securities in an unrealized loss position for greater than 12 months and five U.S. agencies, one collateralized mortgage obligation, nine municipalities, four SBA pools, three corporate debts and one asset backed security that make up the total securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and volatility of the security’s fair value. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes and the Company does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of investment securities at June 30, 2017, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$12,771	$13,014
Due after one year through five years	51,484	51,883
Due after five years through ten years	61,040	62,336
Due after ten years	47,700	48,019
	$172,995	$175,252

The amortized cost and estimated fair values of debt securities as of December 31, 2016, are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$27,879	$616	$(209)	$28,286
Collateralized mortgage obligations	4,159	7	(57)	4,109
Municipalities	77,957	1,318	(946)	78,329
SBA pools	7,219	0	(51)	7,168
Corporate debt	21,349	81	(867)	20,563
Asset backed securities	18,888	32	(101)	18,819
Mutual fund	3,264	0	(205)	3,059
	$160,715	$2,054	$(2,436)	$160,333

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

We recognized gross gains of $1,000 and $390,000 for the three and six month periods ended June 30, 2017, respectively, on certain available-for-sale securities that were called, which compares to $12,000 and $18,000 in the same periods of 2016. There were no securities sold during the first six months of 2017 or 2016.

Securities carried at $93,352,000 and $89,362,000 at June 30, 2017 and December 31, 2016, respectively, were pledged to secure deposits of public funds.

NOTE 4 – LOANS

Our customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of June 30, 2017, approximately 79% of the Company’s loans are commercial real estate loans which include construction loans. Approximately 10% of the Company’s loans are for general commercial uses including professional, retail, and small business. Additionally, 7% of the Company’s loans are for residential real estate and other consumer loans. The remaining 4% are agriculture loans. Loan totals were as follows:

(in thousands)	June 30, 2017	December 31, 2016
Commercial real estate:
Commercial real estate- construction	$15,804	$23,378
Commercial real estate- mortgages	413,750	389,495
Land	10,016	9,823
Farmland	55,452	56,159
Commercial and industrial	63,854	64,201
Consumer	684	767
Consumer residential	39,301	38,672
Agriculture	24,948	28,454
Total loans	623,809	610,949

Less:
Deferred loan fees and costs, net	(1,873)	(2,013)
Allowance for loan losses	(7,854)	(7,832)
Net loans	$614,082	$601,104

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At June 30, 2017 and December 31, 2016, commercial real estate loans equal to approximately 42.4% and 40.9%, respectively, of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.

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

Non-accrual loans, segregated by class of loans, were as follows:

(in thousands)	June 30, 2017	December 31, 2016
Commercial real estate:
Commercial real estate- construction	$0	$0
Commercial real estate- mortgages	0	0
Land	1,574	2,715
Farmland	0	0
Commercial and industrial	304	306
Consumer	0	0
Consumer residential	154	16
Agriculture	0	0
Total non-accrual loans	$2,032	$3,037

Excluded from the above non-accrual loan table is the $33,000 carrying value of one Purchased Credit Impaired loan acquired in the MLB Acquisition.

Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income of approximately $31,000 and $68,000 in the three and six month periods ended June 30, 2017, respectively, as compared to $38,000 and $79,000 in the same periods of 2016.

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of June 30, 2017 (in thousands):

June 30, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Purchased Credit Impaired Loans	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$15,804	$0	$15,804	$0
Commercial R.E. - mortgages	0	0	0	0	413,750	0	413,750	0
Land	0	0	1,574	1,574	8,409	33	10,016	0
Farmland	0	0	0	0	55,452	0	55,452	0
Commercial and industrial	0	0	302	302	63,552	0	63,854	0
Consumer	0	0	0	0	684	0	684	0
Consumer residential	0	0	138	138	39,163	0	39,301	0
Agriculture	0	0	0	0	24,948	0	24,948	0
Total	$0	$0	$2,014	$2,014	$621,762	$33	$623,809	$0

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

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. There was no interest income realized on impaired loans for the three and six months ended June 30, 2017 and 2016.

Impaired loans as of June 30, 2017 and December 31, 2016 are set forth in the following tables. PCI loans are excluded from the tables below, as they have not experienced post acquisition declines in cash flows expected to be collected.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
June 30, 2017
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0
Land	1,891	0	1,574	1,574	680
Farmland	0	0	0	0	0
Commercial and Industrial	351	304	0	304	0
Consumer	0	0	0	0	0
Consumer residential	154	154	0	154	0
Agriculture	0	0	0	0	0
Total	$2,396	$458	$1,574	$2,032	$680

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
December 31, 2016
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0
Land	3,131	2,715	0	2,715	680
Farmland	0	0	0	0	0
Commercial and Industrial	353	4	302	306	0
Consumer	0	0	0	0	0
Consumer residential	16	16	0	16	0
Agriculture	0	0	0	0	0
Total	$3,500	$2,735	$302	$3,037	$680

Average recorded investment in impaired loans outstanding as of June 30, 2017 and 2016 is set forth in the following table.

	Average Recorded Investment for the
(in thousands)	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0
Land	1,850	2,498	2,273	2,396
Farmland	0	0	0	0
Commercial and Industrial	304	318	305	316
Consumer	0	0	0	0
Consumer residential	154	0	107	0
Agriculture	0	0	0	0
Total	$2,308	$2,816	$2,685	$2,712

Troubled Debt Restructurings – In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

At June 30, 2017, there were 5 loans that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $1,894,000. At December 31, 2016, there were 6 loans that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $3,037,000. At June 30, 2017 and December 31, 2016 there were no unfunded commitments on loans classified as a troubled debt restructures. We have allocated $680,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of June 30, 2017 and December 31, 2016.

The modification of the terms of such loans typically includes one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date; or a temporary payment modification in which the payment amount allocated towards principal was reduced. In some cases, a permanent reduction of the accrued interest on the loan is conceded.

During the three and six months ended June 30, 2017, no loans were modified as troubled debt restructurings, compared to one loan with a recorded investment of $473,000 that was modified as a troubled debt restructuring by extending the maturity date during the six month period ended March 31, 2016. This troubled debt restructuring did not increase the allowance for loan losses as a result of loan modifications. There were no charge-offs as a result of the loan modification, as the contractual balances outstanding were determined to be collectible.

There were no loans modified as troubled debt restructurings within the previous twelve months and for which there was a payment default during the three and six month periods ended June 30, 2017 and 2016. A loan is considered to be in payment default once it is ninety days contractually past due under the modified terms.

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

4W Watch Acceptable - Watch grade will be assigned to any credit that is adequately secured and performing but monitored for a number of indicators. These characteristics may include any unexpected short-term adverse financial performance from budgeted projections or prior period’s results (i.e., declining profits, sales, margins, cash flow, or increased reliance on leverage, including adverse balance sheet ratios, trade debt issues, etc.). Additionally, any managerial or personal problems of company management, decline in the entire industry or local economic conditions, or failure to provide financial information or other documentation as requested; issues regarding delinquency, overdrafts, or renewals; and any other issues that cause concern for the company. Loans to individuals or loans supported by guarantors with marginal net worth and/or marginal collateral. Weakness identified in a Watch credit is short-term in nature. Loans in this category are usually accounts the Bank would want to retain providing a positive turnaround can be expected within a reasonable time frame. Grade 4 loans are considered Pass.

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

As of June 30, 2017 and December 31, 2016, there are no loans that are classified with a risk grade of 8- Loss.

The following table presents weighted average risk grades of our loan portfolio:

	June 30, 2017	December 31, 2016
	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.00	3.07
Commercial real estate - mortgages	3.07	3.08
Land	4.01	4.39
Farmland	3.09	3.09
Commercial and industrial	3.60	2.70
Consumer	2.23	2.28
Consumer residential	3.04	3.03
Agriculture	3.19	3.08
Total gross loans	3.14	3.06

The following table presents risk grade totals by class of loans as of June 30, 2017 and December 31, 2016. Risk grades 1 through 4 have been aggregated in the “Pass” line.

(in thousands)	Commercial R.E. Construction	Commercial R.E. Mortgages	Land (1)	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

June 30, 2017
Pass	$15,804	$412,779	$7,978	$55,452	$58,562	$651	$38,785	$24,948	$614,959
Special mention	-	260	-	-	4,087	-	-	-	4,347
Substandard	-	711	1,758	-	1,205	33	516	-	4,223
Doubtful	-	-	280	-	-	-	-	-	280
Total loans	$15,804	$413,750	$10,016	$55,452	$63,854	$684	$39,301	$24,948	$623,809

December 31, 2016
Pass	$22,560	$388,365	$6,637	$56,159	$62,770	$738	$38,300	$28,454	$603,983
Special mention	818	1,063	-	-	189	-	-	-	2,070
Substandard	-	67	2,906		1,242	29	372	-	4,616
Doubtful	-	-	280	-	-	-	-	-	280
Total loans	$23,378	$389,495	$9,823	$56,159	$64,201	$767	$38,672	$28,454	$610,949

(1)	Included in the above table is Purchased Credit Impaired loans recorded at their fair value of $33,000 as of June 30, 2017 and December 31, 2016, which were acquired in the MLB Acquisition.

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2017 and 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses
For the Three and Six Months Ended June 30, 2017 and 2016

(in thousands)	Commercial	Commercial		Consumer
Three Months Ended June 30, 2017	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$6,266	$735	$37	$310	$447	$32	$7,827
Charge-offs	0	0	(10)	0	0	0	(10)
Recoveries	0	0	1	1	0	0	2
(Reversal of) provision for loan losses	(19)	11	2	10	6	25	35
Ending balance	$6,247	$746	$30	$321	$453	$57	$7,854

Six Months Ended June 30, 2017
Beginning balance	$6,185	$697	$51	$325	$504	$70	$7,832
Charge-offs	0	0	(17)	0	0	0	(17)
Recoveries	0	0	3	1	0	0	4
(Reversal of) provision for loan losses	62	49	(7)	(5)	(51)	(13)	35
Ending balance	$6,247	$746	$30	$321	$453	$57	$7,854

(in thousands)	Commercial	Commercial		Consumer
Three Months Ended June 30, 2016	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$5,998	$720	$44	$398	$302	$95	$7,557
Charge-offs	0	0	(4)	0	0	0	(4)
Recoveries	0	0	2	0	0	0	2
(Reversal of) provision for loan losses	135	(49)	13	(11)	129	(92)	125
Ending balance	$6,133	$671	$55	$387	$431	$3	$7,680

Six Months Ended June 30, 2016
Beginning balance	$5,920	$627	$38	$426	$309	$36	$7,356
Charge-offs	0	0	(7)	0	0	0	(7)
Recoveries	3	0	3	0	0	0	6
(Reversal of) provision for loan losses	210	44	21	(39)	122	(33)	325
Ending balance	$6,133	$671	$55	$387	$431	$3	$7,680

The following table details the allowance for loan losses and ending gross loan balances as of June 30, 2017, December 31, 2016 and March 31, 2016 summarized by collective and individual evaluation methods of impairment.

(in thousands)	Commercial	Commercial		Consumer
June 30, 2017	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Allowance for loan losses for loans:
Individually evaluated for impairment	$680	$0	$0	$0	$0		$680
Collectively evaluated for impairment	5,567	746	30	321	453	57	7,174
	$6,247	$746	$30	$321	$453	$57	$7,854

Ending gross loan balances:
Individually evaluated for impairment	$1,574	$304	$0	$154	$0	$0	$2,032
Individually evaluated purchased credit impaired loans	33	0	0	0	0	0	33
Collectively evaluated for impairment	493,415	63,550	684	39,147	24,948	0	621,744
	$495,022	$63,854	$684	$39,301	$24,948	$0	$623,809

December 31, 2016
Allowance for loan losses for loans:
Individually evaluated for impairment	$680	$0	$0	$0	$0		$680
Collectively evaluated for impairment	5,505	697	51	325	504	70	7,152
	$6,185	$697	$51	$325	$504	$70	$7,832

Ending gross loans balances:
Individually evaluated for impairment	$2,715	$306	$0	$16	$0	$0	$3,037
Individually evaluated purchased credit impaired loans	33	0	0	0	0	0	33
Collectively evaluated for impairment	476,107	63,895	767	38,656	28,454	0	607,879
	$478,855	$64,201	$767	$38,672	$28,454	$0	$610,949

June 30, 2016
Allowance for loan losses for loans:
Individually evaluated for impairment	$680	$0	$0	$0	$0		$680
Collectively evaluated for impairment	5,453	671	55	387	431	3	7,000
	$6,133	$671	$55	$387	$431	$3	$7,680

Ending gross loans balances:
Individually evaluated for impairment	$2,340	$314	$0	$0	$0	$0	$2,654
Individually evaluated purchased credit impaired loans	286	529	0	0	0	0	815
Collectively evaluated for impairment	450,964	64,516	910	35,275	24,640	0	576,305
	$453,590	$65,359	$910	$35,275	$24,640	$0	$579,774

Changes in the reserve for off-balance-sheet commitments were as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2017	2016	2017	2016

Balance, beginning of period	$289	$264	$284	$238
Provision (Recovery) to Operations for Off Balance Sheet Commitments	13	(7)	18	19
Balance, end of period	$302	$257	$302	$257

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

At June 30, 2017 and December 31, 2016, loans carried at $623,809,000 and $610,949,000, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 5 – OTHER REAL ESTATE OWNED

As of June 30, 2017 and December 31, 2016, the Company owned three properties classified as other real estate totaling $1,210,000. One of the properties owned at June 30, 2017 and December 31, 2016, was a residential land property that was written down to a zero balance because the public utilities have not been obtainable rendering these land lots unmarketable at this time. Each of the OREO properties were acquired through loan foreclosures, but there were no OREO property acquisitions during the six months ended June 30, 2017, and no sales of properties during that period. During the six months ended June 30, 2016, there was one sale that accounted for the disposition of two OREO properties,

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lower of carrying amount of the loan or fair value of the property at the date of foreclosure less selling costs.  Subsequent to foreclosure, valuations are periodically performed and any subject revisions in the estimate of fair value are reported as adjustment to the carrying value of the real estate, provided the adjusted carrying amount does not exceed the original amount at foreclosure.  Revenues and expenses from operations and changes in the valuation allowance are included in other operating expenses.

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

Future compensation under both plans is earned for services rendered through retirement. The Bank accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the plans. The Bank’s current benefit liability is determined based on vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which average approximately 10 years. The salary continuation liability as of June 30, 2017 and December 31, 2016 was $2,960,000 and $2,762,000, respectively, and is reported in interest payable and other liabilities on the condensed consolidated balance sheets.

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

The combined cash surrender value of all Bank-owned life insurance policies recorded in interest receivable and other assets on the condensed consolidated balance sheets were $18,260,000 and $18,004,000 at June 30, 2017 and December 31, 2016, respectively.

NOTE 7 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of June 30, 2017 and December 31, 2016. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between levels during the six month periods ended June 30, 2017 or 2016.

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

The estimated fair values of the Company’s financial instruments not measured at fair value at June 30, 2017 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$182,159	$182,159	1
Restricted equity securities	4,135	4,135	2
Loans, net	614,082	620,977	3
Interest receivable	2,889	2,889	2

Financial liabilities:
Deposits	(925,786)	(825,057)	3
Interest payable	(44)	(44)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,186)	3

The estimated fair values of the Company’s financial instruments not measured at fair value at December 31, 2016 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$190,810	$190,810	1
Restricted equity securities	3,795	3,795	2
Loans, net	601,104	611,553	3
Interest receivable	2,831	2,831	2

Financial liabilities:
Deposits	(914,093)	(811,519)	3
Interest payable	(45)	(45)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,107)	3

The following table presents the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the condensed consolidated balance sheets at each respective period end, by level within the fair value hierarchy as of June 30, 2017 and December 31, 2016.

	Fair Value Measurements at June 30, 2017 Using
(in thousands)	June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$25,063	$0	$25,063	$0
Collateralized mortgage obligations	4,862	0	4,862	0
Municipalities	87,193	0	87,193	0
SBA pools	12,914	0	12,914	0
Corporate debt	20,805	0	20,805	0
Asset backed securities	21,321	0	21,321	0
Mutual fund	3,094	3,094	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$894	$0	$0	$894
Commercial and industrial	302	0	0	302
Other real estate owned	1,210	0	0	1,210

	Fair Value Measurements at December 31, 2016 Using
(in thousands)	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities
U.S. agencies	$28,286	$0	$28,286	$0
Collateralized mortgage obligations	4,109	0	4,109	0
Municipalities	78,329	0	78,329	0
SBA pools	7,168	0	7,168	0
Corporate debt	20,563	0	20,563	0
Asset backed securities	18,819	0	18,819	0
Mutual fund	3,059	3,059	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$1,746	$0	$0	$1,746
Commercial and industrial	302	0	0	302
Other real estate owned	$1,210	$0	$0	$1,210

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

Net realizable value of the underlying collateral is the fair value of the collateral less estimated selling costs and any prior liens. Appraisals, recent comparable sales, offers and listing prices are factored in when valuing the collateral. We review and verify the qualifications and licenses of the certified general appraisers used for appraising commercial properties or certified residential appraisers for residential properties. Real estate appraisals may utilize a combination of approaches including replacement cost, sales comparison and the income approach. Comparable sales and income data are analyzed by the appraisers and adjusted to reflect differences between them and the subject property such as type, leasing status and physical condition. When the appraisals are received, Management reviews the assumptions and methodology utilized in the appraisal, as well as the overall resulting value in conjunction with independent data sources such as recent market data and industry-wide statistics. We generally use a 6% discount for selling costs which is applied to all properties, regardless of size. Appraised values may be adjusted to reflect changes in market conditions that have occurred subsequent to the appraisal date, or for revised estimates regarding the timing or cost of the property sale. These adjustments are based on qualitative judgments made by management on a case-by-case basis. No fair value adjustments were made to OREO properties during the three months ended June 30, 2017.

There have been no significant changes in the valuation techniques during the period ended June 30, 2017.

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

The Company’s calculation of basic and diluted earnings per share (“EPS”) for the three and six month periods ended June 30, 2017 and 2016 are reflected in the table below.

	THREE MONTHS ENDED
(In thousands)	JUNE 30,
	2017	2016
BASIC EARNINGS PER SHARE

Net income	$2,830	$1,904
Weighted average shares outstanding	8,062	8,028
Net income per common share	$0.35	$0.24

DILUTED EARNINGS PER SHARE

Net income	$2,830	$1,904
Weighted average shares outstanding	8,062	8,028
Effect of dilutive stock options	4	1
Effect of dilutive non-vested restricted shares	14	31
Weighted average shares of common stock and common stock equivalents	8,080	8,060
Net income per diluted common share	$0.35	$0.24

	SIX MONTHS ENDED
(In thousands)	JUNE 30,
	2017	2016
BASIC EARNINGS PER SHARE

Net income	$5,037	$3,413
Weighted average shares outstanding	8,052	8,018
Net income per common share	$0.63	$0.43

DILUTED EARNINGS PER SHARE

Net income	$5,037	$3,413
Weighted average shares outstanding	8,052	8,018
Effect of dilutive stock options	4	1
Effect of dilutive non-vested restricted shares	20	37
Weighted average shares of common stock and common stock equivalents	8,076	8,056
Net income per diluted common share	$0.62	$0.42

During the three and six month periods ended June 30, 2017, there were no anti-dilutive options to purchase shares of common stock, as compared to anti-dilutive weighted average stock options of 26,500 and 27,505 outstanding during the three and six month periods of 2016, respectively, with prices ranging from $9.95 to $15.00. These options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

There were no anti-dilutive non-vested restricted stock grants for the three and six months ended June 30, 2017 and 2016.

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

Forward-Looking Statements

Some matters discussed in this Form 10-Q may be “forward-looking statements” within the meaning of the Private Litigation Reform Act of 1995 and therefore may involve risks, uncertainties and other factors which may cause our actual results to be materially different from the results expressed or implied by our forward-looking statements.  These statements generally appear with words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” and “expect.”  Although management believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Company operates); competition from other providers of financial services offered by the Company; changes in government regulation and legislation; changes in interest rates; material unforeseen changes in the financial stability and liquidity of the Company’s credit customers; risks associated with concentrations in real estate related loans; changes in accounting standards and interpretations; and other risks as may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and which may be beyond the control of the Company.  The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

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

Overview of Results of Operations and Financial Condition

The purpose of this summary is to provide an overview of the items management focuses on when evaluating the condition of the Company and its success in implementing its business and shareholder value strategies. The Company’s business strategy is to operate the Bank as a well-capitalized, profitable and independent community-oriented bank.  The Company’s shareholder value strategy has three major objectives: (1) enhancing shareholder value; (2) making its retail banking franchise more valuable; and (3) efficiently utilizing its capital.

Management believes the following were important factors in the Company’s performance during the three and six month periods ended June 30, 2017:

•

The Company recognized net income of $2,830,000 and $5,037,000 for the three and six month periods ended June 30, 2017, respectively, as compared to $1,904,000 and $3,413,000 for the same periods in 2016.  The factors contributing to these results will be discussed below.

•

The Company recognized loan loss provisions of $35,000 for the three and six month periods ended June 30, 2017, as compared to $125,000 and $325,000 during the same periods of 2016. This variance corresponds to gross loan growth of $12,978,000 during the first six months of 2017, compared to loan growth of $38,742,000 during the first six months of 2016.

•

Net interest income increased $349,000 or 4.3% and $889,000 or 5.7% for the three and six month periods ended June 30, 2017, respectively, compared to the same periods in 2016.  The increase was primarily due to the organic growth of our loan and investment security portfolios.

•

Non-interest income increased by $980,000 or 92.8% and $1,414,000 or 67.6% for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016, primarily due to professional service provider settlement payments and an increase in gains on called securities, as discussed below.

•

Non-interest expense decreased by $111,000 or 1.8% and $91,000 or 0.7% for the three and six month periods ended June 30, 2017, respectively, as compared to the same periods in 2016. The decrease was partially due to data processing efficiencies gained from the Mother Lode Bank core system conversion completed in April 2016 and a legal recovery of $85,000 on an OREO property.

•

Total assets increased $18,385,000 or 1.8% from December 31, 2016.  Total net loans increased by $12,978,000 or 2.2% and investment securities increased by $14,919,000 or 9.3% from December 31, 2016 to June 30, 2017, while deposits decreased by $11,693,000 or 1.3% for the same period.

Income Summary

For the three and six month periods ended June 30, 2017, the Company recorded net income of $2,830,000 and $5,037,000, respectively, representing increases of $926,000 and $1,624,000, as compared to $1,904,000 and $3,413,000 recorded during the same periods in 2016.  Return on average assets (annualized) was 1.14% and 1.02% for the three and six months ended June 30, 2017, respectively, as compared to 0.85% and 0.76% for the same periods in 2016.  Annualized return on average common equity was 13.14% and 11.96% for the three and six months ended June 30, 2017, respectively, as compared to 9.48% and 8.59% for the same periods of 2016.

Net income before provisions for income taxes increased $1,530,000 and $2,684,000 for the three and six month periods ended June 30, 2017, respectively, from the comparable 2016 periods.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

(In thousands)	Effect on Pre-Tax Income	Effect on Pre-Tax Income
	Increase (Decrease)	Increase (Decrease)
	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Change from 2016 to 2017 in:
Net interest income	$349	$889
Provision for loan losses	90	290
Non-interest income	980	1,414
Non-interest expense	111	91
Change in net income before income taxes	$1,530	$2,684

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three and six month periods ended June 30, 2017, net interest income was $8,455,000 and $16,537,000, respectively, which represented increases of $349,000 or 4.3% and $889,000 or 5.7%, from the comparable periods in 2016. The increase is primarily due to loan and investment portfolio growth.

The net interest margin (net interest income as a percentage of average interest earning assets) was 3.74% and 3.72% for the three and six month periods ended June 30, 2017, respectively, which decreased compared to 4.03% and 3.90% for the same periods in 2016, mainly due to a decrease in loan discount amortization on acquired loans. In general, the Company has experienced net interest margin compression since the economic downturn in 2010 for several reasons: 1) deposit interest rates have essentially reached a threshold in which they cannot reasonably be further reduced, 2) competition in the lending market has driven new loan rates down, 3) loan and investment portfolio yields continue to decrease due to contractual repricing and 4) deposit growth has out-paced loan growth and the elevated interest-bearing cash balances, which yield approximately 1.25%, have compressed our net interest margin.

Earning asset yield decreased by 27 and 16 basis points for the three and six month periods ended June 30, 2017, respectively, compared to the same periods of 2016, mainly due to a decrease in loan discount accretion on loans acquired in the Mother Lode Bank acquisition, and from competition in our lending market for new loans as discussed above. The loan discount accretion variance resulted in a decrease in loan yield of 27 and 20 basis points during the three and six month periods of 2017, respectively, as compared to the same periods in 2016, but is showing signs of stabilization due to the positive impact the recent FOMC interest rate hikes have had on floating rate loans. Furthermore, the Company has been able to keep the earning asset yield relatively stable by deploying a significant portion of the low yielding cash equivalent balances into the loan and investment portfolios which recognized average balance increases of $49 million and $26 million, respectively, in the six month period of 2017 as compared to 2016.

The cost of funds on interest-bearing liabilities increased slightly from 0.13% for the three and six month periods of 2016 to 0.18% and 0.17% for the same periods in 2017, respectively, as deposit rates remain low and the banking industry has not reacted to the recent FOMC interest rate hikes thus far. The Company continues to recognize strong core deposit growth as evidenced by the increase in average non-interest-bearing demand deposit balances of $51 million, for the six month period ended June 30, 2017, as compared to the same period of 2016.

The following tables shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three and six month periods ended June 30, 2017 and 2016:

Net Interest Analysis

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield	Average Balance	Interest Income / Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$617,590	$7,265	4.72%	$573,298	$7,133	4.99%
Investment securities (2)	170,267	1,367	3.22%	143,069	1,272	3.57%
Federal funds sold	8,258	21	1.02%	4,216	5	0.48%
Interest-earning deposits	142,162	370	1.04%	111,314	147	0.53%
Total interest-earning assets	938,277	9,023	3.86%	831,897	8,557	4.13%
Total noninterest earning assets	60,452			71,675
Total Assets	998,729			903,572

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	201,172	84	0.17%	172,701	39	0.09%
Money market deposits	289,162	134	0.19%	287,389	81	0.11%
Savings deposits	65,823	8	0.05%	72,009	29	0.16%
Time certificates of deposit $250,000 or more	21,071	20	0.38%	17,599	12	0.27%
Other time deposits	32,095	24	0.30%	33,519	30	0.36%
Other borrowings	0	0	0.00%	0	0	0.00%
Total interest-bearing liabilities	609,323	270	0.18%	583,217	191	0.13%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	297,598			235,651
Other liabilities	5,403			4,153
Total noninterest-bearing liabilities	303,001			239,804
Shareholders' equity	86,405			80,551
Total liabilities and shareholders' equity	$998,729			$903,572
Net interest income		$8,753			$8,366
Net interest spread (3)			3.68%			3.99%
Net interest margin (4)			3.74%			4.03%

(1)  Loan fees have been included in the calculation of interest income.

(2) Yields and interest income on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

(5) Annual interest rates are computed by dividing the interest income/expense by the number of days in the period multiplied by 365.

	Six months ended			Six months ended
	June 30, 2017			June 30, 2016
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield	Average Balance	Interest Income / Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$612,343	$14,194	4.67%	$563,173	$13,684	4.87%
Investment securities (2)	166,305	2,704	3.28%	140,273	2,500	3.57%
Federal funds sold	7,973	36	0.91%	5,999	15	0.50%
Interest-earning deposits	141,624	671	0.96%	122,266	323	0.53%
Total interest-earning assets	928,245	17,605	3.82%	831,711	16,522	3.98%
Total noninterest earning assets	63,854			70,711
Total assets	992,099			902,422
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	193,203	128	0.13%	162,192	64	0.08%
Money market deposits	290,255	247	0.17%	289,597	159	0.11%
Savings deposits	70,619	35	0.10%	73,196	54	0.15%
Time certificates of deposit $250,000 or more	21,490	40	0.38%	17,558	26	0.30%
Other time deposits	32,196	49	0.31%	33,129	56	0.34%
Other borrowings	0	0	0.00%	19	0	0.00%
Total interest-bearing liabilities	607,763	499	0.17%	575,691	359	0.13%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	293,856			242,942
Other liabilities	5,551			4,090
Total noninterest-bearing liabilities	299,407			247,032
Shareholders' equity	84,929			79,699
Total liabilities and shareholders' equity	$992,099			$902,422
Net interest income		$17,106			$16,163
Net interest spread (3)			3.66%			3.86%
Net interest margin (4)			3.72%			3.90%

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

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three and six month periods ended June 30, 2017 and 2016.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

(In thousands)

	For the Three Months Ended
	June 30, 2017 vs 2016
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$551	$(419)	$132
Investment securities (2)	242	(147)	95
Federal funds sold	5	11	16
Interest-earning deposits	41	182	223
Total interest income	$839	$(373)	$466

Interest expense:
Interest-earning DDA	6	39	45
Money market deposits	0	53	53
Savings deposits	(2)	(19)	(21)
Time CD $250K or more	2	6	8
Other time deposits	(1)	(5)	(6)
Other borrowings	0	0	0
Total interest expense	$5	$74	$79

Change in net interest income	$834	$(447)	$387

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

The table above reflects a decrease of $447,000 in net interest income due to rate changes for the second quarter of 2017 as compared to the same period of 2016. This decrease is the result of a $415,000 decline in loan discount accretion on loans acquired at fair value, and is compounded by the adverse impact the current low interest rate environment has had on security yields, but was partially offset by the recent interest rate hike’s positive impact on interest-earning deposits. The increase in earning asset balances combined with the overall change in mix of balances resulted in an increase of $834,000 to net interest income over the same period.

	For the Six Months Ended June 30,
	2017 vs 2016
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$1,195	$(685)	$510
Investment securities (2)	464	(260)	204
Federal funds sold	5	16	21
Interest-earning deposits	52	296	348
Total interest income	$1,716	$(633)	$1,083

Interest expense:
Interest-earning DDA	$12	$52	$64
Money market deposits	0	88	88
Savings deposits	(2)	(17)	(19)
Time CD $250K or more	6	8	14
Other time deposits	(2)	(5)	(7)
Other borrowings	0	0	0
Total interest expense	$14	$126	$140

Change in net interest income	$1,702	$(759)	$943

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

The table above reflects a decrease of $759,000 in net interest income due to rate changes for the six month period of 2017 as compared to the same period of 2016. This decrease is primarily the result of a $485,000 decline in loan discount accretion on loans acquired at fair value, and is compounded by the adverse impact the current low interest rate environment has had on security yields, but was partially offset by the recent interest rate hike’s positive impact on interest-earning deposits. The increase in earning asset balances combined with the overall change in mix of balances resulted in an increase of $1,702,000 to net interest income over the same period.

 Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three and six month periods ended June 30, 2017, non-interest income was $2,036,000 and $3,507,000, respectively, representing increases of $980,000 or 92.8% and $1,414,000 or 67.6%, compared to the same periods in 2016.

The following tables show the major components of non-interest income:

(in thousands)	For the Three Months Ended June 30,
	2017	2016	$ change	% change
Service charges on deposits	$351	$337	$14	4.2%
Earnings on cash surrender value of life insurance	128	95	33	34.7%
Mortgage commissions	37	49	(12)	(24.5% )
Gains on calls and sales of securities	1	12	(11)	(91.7% )
Other income	1,519	563	956	169.8%
Total non-interest income	$2,036	$1,056	$980	92.8%

(in thousands)	For the Six Months Ended June 30,
	2017	2016	$ change	% change
Service charges on deposits	$686	$670	$16	2.4%
Earnings on cash surrender value of life insurance	256	203	53	26.1%
Mortgage commissions	99	95	4	4.2%
Net gain on sales and calls of securities	390	18	372	2066.7%
Other income	2,076	1,107	969	87.5%
Total non-interest income	$3,507	$2,093	$1,414	67.6%

Service charges on deposits increased by $14,000 and $16,000 for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, due to an increase in the number of deposit accounts.

Mortgage commissions decreased by $12,000 for the three months ended June 30, 2017, and increased by $4,000 for the six months ended June 30, 2017, as compared to the same periods of 2016, as the demand for home purchases and refinancing has retracted during the second quarter.

Net gain on sales and calls of securities decreased by $11,000 for the three months ended June 30, 2017, and increased by $372,000 for the six months ended June 30, 2017, as compared to the same periods in 2016, due to two large gains on called securities recorded during the first quarter of 2017.

Other income increased by $956,000 and $969,000 for the three and six month periods ended June 30, 2017, respectively, as compared to the same periods of 2016. The increase was due to settlement payments, recorded during the second quarter of 2017, totaling $938,000 from professional service providers related to the acquisition of Mother Lode Bank.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

(in thousands)	For the Three Months Ended June 30,
	2017	2016	$ change	% change
Salaries and employee benefits	$3,457	$3,370	$87	2.6%
Occupancy	817	813	4	0.5%
Data processing fees	409	440	(31)	(7.0%	)
Regulatory assessments (FDIC & DBO)	136	170	(34)	(20.0%	)
Other	1,257	1,394	(137)	(9.8%	)
Total non-interest expense	$6,076	$6,187	$(111)	(1.8%	)

(in thousands)	For the Six Months Ended June 30,
	2017	2016	$ change	% change
Salaries and employee benefits	$7,069	$6,725	$344	5.1%
Occupancy	1,673	1,651	22	1.3%
Data processing fees	755	911	(156)	(17.1%	)
Regulatory assessments (FDIC & DBO)	280	327	(47)	(14.4%	)
Other	2,506	2,760	(254)	(9.2%	)
Total non-interest expense	$12,283	$12,374	$(91)	(0.7%	)

Non-interest expenses decreased by $111,000 or 1.8% and $91,000 or 0.7% for the three and six months ended June 30, 2017, respectively, as compared to the same periods of 2016.  Salaries and employee benefits increased $87,000 and $344,000 for the three and six months ended June 30, 2017, respectively, as compared to the same periods of 2016, primarily due to additional staffing required to support the continued loan and deposit growth.

Occupancy expenses increased by $4,000 and $22,000 for the three and six months ended June 30, 2017, respectively, as compared to the same periods of 2016, which is primarily due to rent and general overhead associated with the branches. Data processing fees decreased by $31,000 and $156,000 for the three and six month periods ended June 30, 2017, respectively, as a result of cost efficiencies gained from the conversion of the Mother Lode Bank core data system completed in April 2016.

FDIC and DBO (California Department of Business Oversight) regulatory assessments decreased by $34,000 and $47,000 for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016.  The initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC and our risk profile has remained stable during 2016 and 2017. In April of 2016 the FDIC changed the methodology for determining the assessment rate, which first appeared on the December 31, 2016 invoice. The result was a reduction in our assessment rate, however we expect it to be offset by deposit growth throughout 2017, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis.

Other expense decreased by $137,000 and $254,000 for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016, partially as a result of an $85,000 legal settlement payment received related to an OREO that was recorded as an offset to OREO expenses during the second quarter of 2017.

Management anticipates that non-interest expense will continue to increase as we continue to grow.  However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Income Taxes

We reported provisions for income taxes of $1,550,000 and $2,689,000 for the three and six month periods ended June 30, 2017, respectively, representing increases of $604,000 and $1,060,000 as compared to the provisions reported in the comparable periods of 2016. The effective income tax rates on income from continuing operations was 35.4% and 34.8% for the three and six months ended June 30, 2017, respectively, compared to 33.2% and 32.3% for the comparable periods of 2016. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans). The disparity between the effective tax rates for 2017 as compared to 2016 is primarily due to tax credits from California Enterprise Zones and low income housing projects as well as tax free-income on municipal securities and loans that comprise a larger proportion of pre-tax income in 2016 as compared to 2017.

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

Non-accrual loans totaled $2,032,000 at June 30, 2017, as compared to $3,037,000 at December 31, 2016.  The non-accrual loans as of June 30, 2017 are loans made to four borrowers primarily for residential real estate development and general commercial purposes. As of June 30, 2017, we had five loans considered troubled debt restructurings totaling $1,894,000 million, all of which are included in non-accrual loans.

OREO as of June 30, 2017 consisted of three properties, one of which was a residential land acquired through foreclosure that was written down to a zero balance because the public utilities have not been obtainable rendering these land lots unmarketable at this time. The other OREO assets consisted of two residential properties totaling $1,210,000 that were acquired through foreclosure.

The following table presents information about the Bank’s non-performing assets, including asset quality ratios as of June 30, 2017 and December 31, 2016:

Non-Performing Assets

(in thousands)	June 30,	December 31,
	2017	2016
Loans in non-accrual status	$2,032	$3,037
Loans past due 90 days or more and accruing	0	0
Total non-performing loans	2,032	3,037
Other real estate owned	1,210	1,210
Total non-performing assets	$3,242	$4,247

Allowance for loan losses	$7,854	$7,832

Asset quality ratios:
Non-performing assets to total assets	0.32%	0.42%
Non-performing loans to total loans	0.33%	0.50%
Allowance for loan losses to total loans	1.26%	1.28%
Allowance for loan losses to total non-performing loans	386.5%	257.9%

Non-performing assets decreased by $1,005,000 as of June 30, 2017, as compared to December 31, 2016, as a result of principal payments of $854,000 and one loan totaling $289,000 that was returned to accrual status, which was offset by a loan totaling $138,000 that was placed on non-accrual status during the first six months of 2017. The Company did not acquire or sell any OREO properties during the first six months of 2017, and there were no fair value adjustments to OREO properties during the first six months of 2017.

Allowance for Loan and Lease Losses (“ALLL”)

Due to credit risk inherent in our lending business, we routinely set aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges made for the outstanding loan portfolio have been credited to the allowance for loan losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company recorded loan loss provisions of $35,000 during the three and six months ended June 30, 2017, respectively, compared to provisions of $125,000 and $325,000 during the comparable periods of 2016.

The allowance for loan losses increased by $22,000 or 0.3%, to $7,854,000 at June 30, 2017, as compared to $7,832,000 at December 31, 2016, due to the $35,000 loan loss provision which was offset by net loan charge-off of $13,000 recorded during the six month period of 2017. The gross loan growth outpaced the increase to the allowance for loan loss, resulting in a decrease to the allowance for loan losses as a percentage of total loans to 1.26% at June 30, 2017 as compared to 1.28% at December 31, 2016.

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

Although management believes the allowance at June 30, 2017 was adequate to absorb probable losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on our service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of June 30, 2017, and December 31, 2016, we had $182,159,000 and $190,810,000, respectively, in cash and cash equivalents.

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

At June 30, 2017, the Company had goodwill in the amount of $3,312,000 in connection with the acquisition of Mother Lode Bank in December of 2015.

Deposits

Total deposits at June 30, 2017 were $925,786,000, a $11,693,000 or 1.3% increase from the deposit total of $914,093,000 at December 31, 2016.  Average deposits increased $83,005,000 to $901,619,000 for the six month period ended June 30, 2017 as compared to the same period in 2016. We attracted deposits due to the safety and soundness of the Bank and our focus on customer service.

Deposits Outstanding

	June 30,	December 31,	Six Month Change
(in thousands)	2017	2016	$	%

Demand	$517,175	$500,930	$16,245	3.2%
MMDA	290,499	283,643	6,856	2.4%
Savings	66,623	75,122	(8,499)	(11.3%	)
Time < $250K	32,667	33,428	(761)	(2.3%	)
Time > $250K	18,822	20,970	(2,148)	(10.2%	)
	$925,786	$914,093	$11,693	1.3%

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Six of our clients carry deposit balances of more than 1% of our total deposits, two of which had a deposit balance of more than 3% of total deposits at June 30, 2017.

Since our deposit growth strategy emphasizes core deposit growth we have avoided relying on brokered deposits as a consistent source of funds. The Company had $50,000 in brokered deposits as of June 30, 2017 and December 31, 2016. The only brokered deposits the Bank holds are from CDARS and ICS, a certificate of deposit and money market account program, respectively, that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer.

Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. Our outstanding FHLB advances remained a zero balance at December 31, 2016 and June 30, 2017, as we continue to rely on deposit growth as our primary source of funding. See “Liquidity Management” below for the details on the FHLB borrowings program.

Capital Ratios

The Company is regulated by the Board of Governors of the Federal Reserve Board (FRB) and is subject to the securities registration and public reporting regulations of the Securities and Exchange Commission. As a California state-chartered bank, our banking subsidiary is subject to primary supervision, examination and regulation by the California Department of Business Oversight (DBO) and the Federal Reserve Board. The Federal Reserve Board is the primary federal regulator of state member banks. The Bank is also subject to regulation by the FDIC, which insures the Bank’s deposits as permitted by law. We are not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on our liquidity, capital resources, or operations.

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

The following table shows our capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at June 30, 2017 and December 31, 2016:

					To be well
					capitalized under
(in thousands)			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
Capital ratios for Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2017
Total capital (to Risk- Weighted Assets)	$90,708	11.43%	$73,382	>9.25%	$79,332	>10.0%
Tier I capital (to Risk- Weighted Assets)	$82,552	10.41%	$57,515	>7.25%	$63,465	>8.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$82,552	10.41%	$45,616	>5.75%	$51,566	>6.5%
Tier I capital (to Average Assets)	$82,552	8.30%	$39,799	>4.0%	$49,749	>5.0%

As of December 31, 2016
Total capital (to Risk- Weighted Assets)	$86,603	11.3%	$66,358	>8.625%	$76,937	>10.0%
Tier I capital (to Risk- Weighted Assets)	$78,487	10.2%	$50,970	>6.625%	$61,549	>8.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$78,487	10.2%	$39,430	>5.125%	$50,009	>6.5%
Tier I capital (to Average Assets)	$78,487	8.1%	$38,726	>4.0%	$48,408	>5.0%

Capital ratios for the Company:

As of June 30, 2017
Total capital (to Risk- Weighted Assets)	$91,024	11.5%	$73,388	>9.25%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$82,868	10.4%	$57,521	>7.25%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$82,868	10.4%	$45,620	>5.75%	N/A	N/A
Tier I capital (to Average Assets)	$82,868	8.3%	$39,801	>4.0%	N/A	N/A

As of December 31, 2016
Total capital (to Risk- Weighted Assets)	$86,966	11.3%	$66,365	>8.625%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$78,850	10.3%	$50,976	>6.625%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$78,850	10.3%	$39,435	>5.125%	N/A	N/A
Tier I capital (to Average Assets)	$78,850	8.1%	$38,731	>4.0%	N/A	N/A

Our bank subsidiary is also subject to capital requirements similar to those discussed above. The bank subsidiary’s capital ratios do not vary materially from our capital ratios presented above. At June 30, 2017, our bank subsidiary exceeded the minimum ratios established by the FRB.

Liquidity Management

Since the Company is a holding company and does not conduct regular banking operations, its primary sources of liquidity are dividends from the Bank. Under the California Financial Code, payment of a dividend from the Bank to the Company is restricted to the lesser of the Bank’s retained earnings or the amount of the Bank’s undistributed net profits from the previous three fiscal years. The primary uses of funds for the Company are stockholder dividends, investment in the Bank and ordinary operating expenses. Management anticipates that there will be sufficient earnings at the Bank level to provide dividends to the Company to meet its funding requirements for the next twelve months.

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. We obtain funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings. Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common and preferred stockholders. Our liquid assets at June 30, 2017 were $274.4 million compared to $269.7 million at December 31, 2016.  Our liquidity level measured as the percentage of liquid assets to total assets was 26.9% at June 30, 2017 and December 31, 2016. We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the next twelve months. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of June 30, 2017, our borrowing capacity from the FHLB was approximately $247.4 million and there were no outstanding advances. We also maintain 2 lines of credit with correspondent banks to purchase up to $30 million in federal funds, for which there were no advances as of June 30, 2017.

Off-Balance-Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of June 30, 2017 and December 31, 2016, we had commitments to extend credit of $118.6 million and $110.8 million, respectively, which includes obligations under letters of credit of $2.3 million and $1.3 million.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item6.	Exhibits

The following exhibits are filed as part of this report or hereby incorporated by reference to filings previously made with the SEC:

Exhibit No.	Exhibit Description

10.1

The First Amendment to the Oak Valley Community Bank Amended and Restated Salary Continuation Agreement with Christopher M. Courtney, dated July 1, 2016 (incorporated by reference from exhibit 10.1 to the Company’s Form 8-K filed on June 9, 2017).

10.2	The 2016 Salary Continuation Agreement with Christopher M. Courtney, dated July 1, 2016 (incorporated by reference from exhibit 10.2 to the Company’s Form 8-K filed on June 9, 2017).
10.3

The First Amendment to the Oak Valley Community Bank Amended and Restated Salary Continuation Agreement with Richard A. McCarty, dated July 1, 2016 (incorporated by reference from exhibit 10.3 to the Company’s Form 8-K filed on June 9, 2017).

10.4	The 2016 Salary Continuation Agreement with Richard A. McCarty, dated July 1, 2016 (incorporated by reference from exhibit 10.4 to the Company’s Form 8-K filed on June 9, 2017).
10.5

The First Amendment to the Oak Valley Community Bank Amended and Restated Salary Continuation Agreement with Michael J. Rodrigues, dated July 1, 2016 (incorporated by reference from exhibit 10.5 to the Company’s Form 8-K filed on June 9, 2017).

10.6	The 2016 Salary Continuation Agreement with Michael J. Rodrigues, dated July 1, 2016 (incorporated by reference from exhibit 10.6 to the Company’s Form 8-K filed on June 9, 2017).
10.7	The 2016 Salary Continuation Agreement with Jeffrey Gall, dated July 1, 2016 (incorporated by reference from exhibit 10.7 to the Company’s Form 8-K filed on June 9, 2017).
10.8	The Director Retirement Agreement with H. Randolph Holder, effective July 1, 2016.
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Oak Valley Bancorp
Date: August 11, 2017	By:	/s/ JEFFREY A. GALL
Jeffrey A. Gall
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

10.1

The First Amendment to the Oak Valley Community Bank Amended and Restated Salary Continuation Agreement with Christopher M. Courtney, dated July 1, 2016 (incorporated by reference from exhibit 10.1 to the Company’s Form 8-K filed on June 9, 2017).

10.2	The 2016 Salary Continuation Agreement with Christopher M. Courtney, dated July 1, 2016 (incorporated by reference from exhibit 10.2 to the Company’s Form 8-K filed on June 9, 2017).
10.3

The First Amendment to the Oak Valley Community Bank Amended and Restated Salary Continuation Agreement with Richard A. McCarty, dated July 1, 2016 (incorporated by reference from exhibit 10.3 to the Company’s Form 8-K filed on June 9, 2017).

10.4	The 2016 Salary Continuation Agreement with Richard A. McCarty, dated July 1, 2016 (incorporated by reference from exhibit 10.4 to the Company’s Form 8-K filed on June 9, 2017).
10.5

The First Amendment to the Oak Valley Community Bank Amended and Restated Salary Continuation Agreement with Michael J. Rodrigues, dated July 1, 2016 (incorporated by reference from exhibit 10.5 to the Company’s Form 8-K filed on June 9, 2017).

10.6	The 2016 Salary Continuation Agreement with Michael J. Rodrigues, dated July 1, 2016 (incorporated by reference from exhibit 10.6 to the Company’s Form 8-K filed on June 9, 2017).
10.7	The 2016 Salary Continuation Agreement with Jeffrey Gall, dated July 1, 2016 (incorporated by reference from exhibit 10.7 to the Company’s Form 8-K filed on June 9, 2017).
10.8	The Director Retirement Agreement with H. Randolph Holder, effective July 1, 2016.
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document