Form 10-Q
period 2017-09-30
Oak Valley Bancorp
filed 2017-11-13
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,098,605 shares of common stock outstanding as of November 3, 2017.

Oak Valley Bancorp

September 30, 2017

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Condensed Consolidated Balance Sheets at September 30, 2017 (Unaudited) and December 31, 2016 (Unaudited)		4

Condensed Consolidated Statements of Income for the Three and Nine month period Ended September 30, 2017 and September 30, 2016 (Unaudited)		5

Condensed Consolidated Statements of Comprehensive Income for the Three and Nine month period Ended September 30, 2017 and September 30, 2016 (Unaudited)		6

Condensed Consolidated Statements of Changes of Shareholders’ Equity for the Year Ended December 31, 2016 and the Nine-month period Ended September 30, 2017 (Unaudited)		7

Condensed Consolidated Statements of Cash Flows for the Nine-month periods Ended September 30, 2017 and September 30, 2016 (Unaudited)		8

Notes to Condensed Consolidated Financial Statements		9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	46

PART II – OTHER INFORMATION		47

Item 1.	Legal Proceedings	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Mine Safety Disclosures	47
Item 5.	Other Information	47
Item 6.	Exhibits	48

PART I – FINANCIAL STATEMENTS

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$129,633	$179,025
Federal funds sold	9,995	11,785
Cash and cash equivalents	139,628	190,810

Securities available for sale	180,857	160,333
Loans, net of allowance for loan loss of $7,917 and $7,832 at September 30, 2017 and December 31, 2016, respectively	626,911	601,104
Bank premises and equipment, net	13,048	13,688
Other real estate owned	253	1,210
Interest receivable and other assets	36,024	34,965

	$996,721	$1,002,110

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$901,716	$914,093
Interest payable and other liabilities	5,329	5,567
Total liabilities	907,045	919,660

Commitments and contingencies

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,098,605 and 8,088,455 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	24,773	24,682
Additional paid-in capital	3,551	3,473
Retained earnings	60,003	54,520
Accumulated other comprehensive income (loss), net of tax	1,349	(225)
Total shareholders’ equity	89,676	82,450

	$996,721	$1,002,110

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share amounts)	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016	2017	2016
INTEREST INCOME
Interest and fees on loans	$7,300	$6,807	$21,451	$20,484
Interest on securities available for sale	1,138	1,045	3,314	3,038
Interest on federal funds sold	28	4	65	18
Interest on deposits with banks	428	169	1,100	492
Total interest income	8,894	8,025	25,930	24,032

INTEREST EXPENSE
Deposits	274	196	773	555
Total interest expense	274	196	773	555

Net interest income	8,620	7,829	25,157	23,477
Provision for loan losses	70	90	105	415

Net interest income after provision for loan losses	8,550	7,739	25,052	23,062

OTHER INCOME
Service charges on deposits	365	341	1,051	1,011
Earnings on cash surrender value of life insurance	130	102	386	305
Mortgage commissions	28	49	127	144
Gains on called securities	4	10	394	28
Other	749	575	2,824	1,682
Total non-interest income	1,276	1,077	4,782	3,170

OTHER EXPENSES
Salaries and employee benefits	3,534	3,225	10,603	9,950
Occupancy expenses	823	819	2,496	2,470
Data processing fees	399	435	1,154	1,346
Regulatory assessments (FDIC & DBO)	102	178	381	505
Other operating expenses	1,202	1,267	3,708	4,027
Total non-interest expense	6,060	5,924	18,342	18,298

Net income before provision for income taxes	3,766	2,892	11,492	7,934

PROVISION FOR INCOME TAXES	1,298	962	3,987	2,591
NET INCOME	$2,468	$1,930	$7,505	$5,343

NET INCOME PER COMMON SHARE	$0.31	$0.24	$0.93	$0.67

NET INCOME PER DILUTED COMMON SHARE	$0.31	$0.24	$0.93	$0.66

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2017	2016	2017	2016

Net income	$2,468	$1,930	$7,505	$5,343
Other comprehensive income:
Unrealized gains on securities:
Unrealized holdings gains (losses) arising during the period	39	(262)	3,069	1,723
Less: reclassification for net gains included in net income	(4)	(10)	(394)	(29)
Other comprehensive income (loss), before tax	35	(272)	2,675	1,694
Tax expense (benefit) related to items of other comprehensive income	(14)	112	(1,101)	(697)
Total other comprehensive income (loss)	21	(160)	1,574	997
Comprehensive income	$2,489	$1,770	$9,079	$6,340

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	YEAR ENDED DECEMBER 31, 2016 AND NINE MONTHS ENDED SEPTEMBER 30, 2017
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2016	8,078,155	$24,682	$3,217	$48,795	$1,569	$78,263
Restricted stock issued	17,000					0
Restricted stock forfeited	(6,700)					0
Cash dividends declared				(1,940)		(1,940)
Stock based compensation			256			256
Other comprehensive loss					(1,794)	(1,794)
Net income				7,665		7,665
Balances, December 31, 2016	8,088,455	$24,682	$3,473	$54,520	$(225)	$82,450

Stock options exercised	9,000	91				91
Restricted stock issued	8,000					0
Restricted stock forfeited	(6,850)					0
Cash dividends declared				(2,022)		(2,022)
Stock based compensation			78			78
Other comprehensive income					1,574	1,574
Net income				7,505		7,505
Balances, September 30, 2017	8,098,605	$24,773	$3,551	$60,003	$1,349	$89,676

The accompanying notes are an integral part of these condensed consolidated financial statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,505	$5,343
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for loan losses	105	415
Increase (decrease) in deferred fees/costs, net	40	(29)
Depreciation	847	948
Amortization of investment securities, net	624	270
Stock based compensation	78	195
Gain on sale of premises and equipment	0	(4)
OREO (gain) loss on sales and write downs	(211)	88
Gain on sales and calls of available for sale securities	(394)	(29)
Earnings on cash surrender value of life insurance	(386)	(305)
Gain on BOLI death benefit	0	(2)
(Decrease) increase in interest payable and other liabilities	(238)	320
Decrease in interest receivable	101	52
Increase in other assets	(1,535)	(227)
Net cash from operating activities	6,536	7,035

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(41,542)	(47,182)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	23,463	20,103
Net increase in loans	(25,952)	(62,895)
Purchase of FHLB Stock	(340)	(79)
Purchase of BOLI policies	0	(4,000)
Proceeds from sale of OREO	1,168	746
Proceeds from redemption of BOLI policies	0	186
Proceeds from sales of premises and equipment	0	4
Net purchases of premises and equipment	(207)	(383)
Net cash used in investing activities	(43,410)	(93,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(2,022)	(1,940)
Net (decrease) increase in demand deposits and savings accounts	(8,381)	40,612
Net (decrease) increase in time deposits	(3,996)	4,453
Proceeds from sale of common stock and exercise of stock options	91	0
Net cash (used in) from financing activities	(14,308)	43,125

NET DECREASE IN CASH AND CASH EQUIVALENTS	(51,182)	(43,340)

CASH AND CASH EQUIVALENTS, beginning of period	190,810	190,603

CASH AND CASH EQUIVALENTS, end of period	$139,628	$147,263

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$785	$558
Income taxes	$4,437	$1,434

NON-CASH INVESTING ACTIVITIES:
Real estate acquired through foreclosure	$0	$253
Change in unrealized gain on available-for-sale securities	$2,675	$1,694

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

The consolidated financial statements include the accounts of the parent company and its wholly-owned bank subsidiary. Unless otherwise stated, the “Company” refers to the consolidated entity, Oak Valley Bancorp, while the “Bank” refers to Oak Valley Community Bank. All material intercompany transactions have been eliminated. In the opinion of Management, the consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations, changes in shareholders’ equity and cash flows.  All adjustments are of a normal, recurring nature. The interim consolidated financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results of a full year’s operations. Certain prior year amounts have been reclassified to conform to the current year presentation. There was no effect on net income or shareholders’ equity as a result of reclassifications. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2016.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities, including leases classified as operating leases under previous GAAP, on the balance sheet and requiring additional disclosures of key information about leasing arrangements. ASU 2016-02 is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2018 and requires a modified retrospective approach to adoption. Early application of the amendments is permitted. While the Company has not quantified the impact to its balance sheet, it does expect the adoption of this ASU will result in a gross-up in its balance sheet as a result of recording a right-of-use asset and a lease liability for each lease, which is expected to decrease our leverage ratio by less than one percent.

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

NOTE 3 – SECURITIES

The amortized cost and estimated fair values of debt securities as of September 30, 2017 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$26,780	$513	$(84)	$27,209
Collateralized mortgage obligations	3,963	6	(29)	3,940
Municipalities	88,026	2,677	(103)	90,600
SBA pools	12,389	33	(15)	12,407
Corporate debt	19,356	98	(722)	18,732
Asset backed securities	24,727	137	(11)	24,853
Mutual fund	3,324	0	(208)	3,116
	$178,565	$3,464	$(1,172)	$180,857

The following tables detail the gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2017.

(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$6,464	(72)	$1,841	$(12)	$8,305	$(84)
Collateralized mortgage obligations	1,122	(10)	968	(19)	2,090	(29)
Municipalities	10,158	(58)	2,879	(45)	13,037	(103)
SBA pools	3,812	(8)	716	(7)	4,528	(15)
Corporate debt	1,984	(16)	13,785	(706)	15,769	(722)
Asset backed securities	6,219	(9)	347	(2)	6,566	(11)
Mutual fund	0	0	3,116	(208)	3,116	(208)
Total temporarily impaired securities	$29,759	$(173)	$23,652	$(999)	$53,411	$(1,172)

At September 30, 2017, there were ten corporate debts, four municipalities, two SBA pools, one U.S. agency, one collateralized mortgage obligation, one asset backed securities and one mutual fund that comprised the total securities in an unrealized loss position for greater than 12 months and twelve municipalities, five U.S. agencies, four asset backed securities, two SBA pools, one collateralized mortgage obligation, and one corporate debt that make up the total securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and volatility of the security’s fair value. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes and the Company does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of investment securities at September 30, 2017, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$12,724	$12,981
Due after one year through five years	57,326	57,740
Due after five years through ten years	56,841	58,143
Due after ten years	51,674	51,993
	$178,565	$180,857

The amortized cost and estimated fair values of debt securities as of December 31, 2016, are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$27,879	$616	$(209)	$28,286
Collateralized mortgage obligations	4,159	7	(57)	4,109
Municipalities	77,957	1,318	(946)	78,329
SBA pools	7,219	0	(51)	7,168
Corporate debt	21,349	81	(867)	20,563
Asset backed securities	18,888	32	(101)	18,819
Mutual fund	3,264	0	(205)	3,059
	$160,715	$2,054	$(2,436)	$160,333

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

We recognized gross gains of $4,000 and $394,000 for the three and nine month periods ended September 30, 2017, respectively, on certain available-for-sale securities that were called, which compares to $10,000 and $29,000 in the same periods of 2016. There were no securities sold during the first nine months of 2017 or 2016.

Securities carried at $93,594,000 and $89,362,000 at September 30, 2017 and December 31, 2016, respectively, were pledged to secure deposits of public funds.

NOTE 4 – LOANS

Our customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of September 30, 2017, approximately 79% of the Company’s loans are commercial real estate loans which include construction loans. Approximately 10% of the Company’s loans are for general commercial uses including professional, retail, and small business. Additionally, 6% of the Company’s loans are for residential real estate and other consumer loans. The remaining 5% are agriculture loans. Loan totals were as follows:

	September 30, 2017	December 31, 2016
Commercial real estate:
Commercial real estate- construction	$20,254	$23,378
Commercial real estate- mortgages	417,253	389,495
Land	8,496	9,823
Farmland	56,670	56,159
Commercial and industrial	65,444	64,201
Consumer	607	767
Consumer residential	37,836	38,672
Agriculture	30,049	28,454
	636,609	610,949

Deferred loan fees and costs, net	(1,781)	(2,013)
Allowance for loan losses	(7,917)	(7,832)
	$626,911	$601,104

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At September 30, 2017 and December 31, 2016, commercial real estate loans equal to approximately 42.3% and 40.9%, respectively, of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.

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

Non-accrual loans, segregated by class of loans, were as follows:

(in thousands)	September 30, 2017	December 31, 2016
Commercial real estate:
Commercial real estate- construction	$0	$0
Commercial real estate- mortgages	0	0
Land	993	2,715
Farmland	0	0
Commercial and industrial	302	306
Consumer	0	0
Consumer residential	16	16
Agriculture	0	0
Total non-accrual loans	$1,311	$3,037

Excluded from the above non-accrual loan table is the $33,000 carrying value of one Purchased Credit Impaired loan acquired in the MLB Acquisition.

Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income of approximately $27,000 and $95,000 in the three and nine month periods ended September 30, 2017, respectively, as compared to $38,000 and $118,000 in the same periods of 2016.

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of September 30, 2017 (in thousands):

September 30, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Purchased Credit Impaired Loans	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$20,254	$0	$20,254	$0
Commercial R.E. - mortgages	25	0	0	25	417,228	0	417,253	0
Land	0	0	993	993	7,470	33	8,496	0
Farmland	0	0	0	0	56,670	0	56,670	0
Commercial and industrial	0	0	302	302	65,142	0	65,444	0
Consumer	0	0	0	0	607	0	607	0
Consumer residential	0	0	0	0	37,836	0	37,836	0
Agriculture	0	0	0	0	30,049	0	30,049	0
Total	$25	$0	$1,295	$1,320	$635,256	$33	$636,609	$0

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

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. There was no interest income realized on impaired loans for the three and nine months ended September 30, 2017 and 2016.

Impaired loans as of September 30, 2017 and December 31, 2016 are set forth in the following tables. PCI loans are excluded from the tables below, as they have not experienced post acquisition declines in cash flows expected to be collected.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
September 30, 2017
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0
Land	1,309	0	993	993	680
Farmland	0	0	0	0	0
Commercial and Industrial	351	302	0	302	0
Consumer	0	0	0	0	0
Consumer residential	16	16	0	16	0
Agriculture	0	0	0	0	0
Total	$1,676	$318	$993	$1,311	$680

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
December 31, 2016
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0
Land	3,131	0	2,715	2,715	680
Farmland	0	0	0	0	0
Commercial and Industrial	353	306	0	306	0
Consumer	0	0	0	0	0
Consumer residential	16	16	0	16	0
Agriculture	0	0	0	0	0
Total	$3,500	$322	$2,715	$3,037	$680

Average recorded investment in impaired loans outstanding as of September 30, 2017 and 2016 is set forth in the following table.

	Average Recorded Investment for the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0
Land	1,518	2,324	2,018	2,439
Farmland	0	0	0	0
Commercial and Industrial	302	312	304	316
Consumer	0	0	0	0
Consumer residential	75	0	96	0
Agriculture	0	0	0	0
Total	$1,895	$2,636	$2,418	$2,755

Troubled Debt Restructurings – In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

At September 30, 2017, there were 5 loans that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $1,311,000. At December 31, 2016, there were 6 loans that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $3,037,000. At September 30, 2017 and December 31, 2016 there were no unfunded commitments on loans classified as a troubled debt restructures. We have allocated $680,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of September 30, 2017 and December 31, 2016.

The modification of the terms of such loans typically includes one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date; or a temporary payment modification in which the payment amount allocated towards principal was reduced. In some cases, a permanent reduction of the accrued interest on the loan is conceded.

During the three and nine months ended September 30, 2017, no loans were modified as troubled debt restructurings, compared to one loan with a recorded investment of $292,000 that was modified as a troubled debt restructuring by extending the maturity date during the nine month period ended September 30, 2016. This troubled debt restructuring did not increase the allowance for loan losses as a result of loan modifications. There were no charge-offs as a result of the loan modification, as the contractual balances outstanding were determined to be collectible.

There were no loans modified as troubled debt restructurings within the previous twelve months and for which there was a payment default during the three and nine month periods ended September 30, 2017 and 2016. A loan is considered to be in payment default once it is ninety days contractually past due under the modified terms.

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

3 A Better Than Acceptable Loan

3 B Acceptable Loan

3 C Marginally Acceptable Loan

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

As of September 30, 2017 and December 31, 2016, there are no loans that are classified with a risk grade of 8- Loss.

The following table presents weighted average risk grades of our loan portfolio:

	September 30, 2017	December 31, 2016
	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.00	3.07
Commercial real estate - mortgages	3.07	3.08
Land	3.98	4.39
Farmland	3.22	3.09
Commercial and industrial	3.59	2.70
Consumer	2.15	2.28
Consumer residential	3.01	3.03
Agriculture	3.20	3.08
Total gross loans	3.15	3.06

The following table presents risk grade totals by class of loans as of September 30, 2017 and December 31, 2016. Risk grades 1 through 4 have been aggregated in the “Pass” line.

(in thousands)	Commercial R.E. Construction	Commercial R.E. Mortgages	Land (1)	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

September 30, 2017

Pass	$20,254	$416,289	$7,041	$56,670	$60,335	$579	$37,773	$30,049	$628,990
Special mention	-	258	-	-	3,920	-	-	-	4,178
Substandard	-	706	1,175	-	1,189	28	63	-	3,161
Doubtful	-	-	280	-	-	-	-	-	280
Total loans	$20,254	$417,253	$8,496	$56,670	$65,444	$607	$37,836	$30,049	$636,609

December 31, 2016

Pass	$22,560	$388,365	$6,637	$56,159	$62,770	$738	$38,300	$28,454	$603,983
Special mention	818	1,063	-	-	189	-	-	-	2,070
Substandard	-	67	2,906		1,242	29	372	-	4,616
Doubtful	-	-	280	-	-	-	-	-	280
Total loans	$23,378	$389,495	$9,823	$56,159	$64,201	$767	$38,672	$28,454	$610,949

(1)	Included in the above table is Purchased Credit Impaired loans recorded at their fair value of $33,000 as of September 30, 2017 and December 31, 2016, which were acquired in the MLB Acquisition.

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2017 and 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(in thousands)	Commercial	Commercial		Consumer
Three Months Ended September 30, 2017	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$6,247	$746	$30	$321	$453	$57	$7,854
Charge-offs	0	0	(9)	0	0	0	(9)
Recoveries	0	0	2	0	0	0	2
(Reversal of) provision for loan losses	3	15	0	(7)	100	(41)	70
Ending balance	$6,250	$761	$23	$314	$553	$16	$7,917

Nine Months Ended September 30, 2017
Beginning balance	$6,185	$697	$51	$325	$504	$70	$7,832
Charge-offs	0	0	(26)	0	0	0	(26)
Recoveries	0	0	5	1	0	0	6
(Reversal of) provision for loan losses	65	64	(7)	(12)	49	(54)	105
Ending balance	$6,250	$761	$23	$314	$553	$16	$7,917

(in thousands)	Commercial	Commercial		Consumer
Three Months Ended September 30, 2016	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$6,133	$671	$55	$387	$431	$3	$7,680
Charge-offs	0	0	(5)	0	0	0	(5)
Recoveries	0	0	2	0	0	0	2
(Reversal of) provision for loan losses	(62)	60	(4)	(8)	63	41	90
Ending balance	$6,071	$731	$48	$379	$494	$44	$7,767

Nine Months Ended September 30, 2016
Beginning balance	$5,920	$627	$38	$426	$309	$36	$7,356
Charge-offs	-	-	(12)	-	-	-	(12)
Recoveries	3	-	5	-	-	-	8
(Reversal of) provision for loan losses	148	104	17	(47)	185	8	415
Ending balance	$6,071	$731	$48	$379	$494	$44	$7,767

The following table details the allowance for loan losses and ending gross loan balances as of September 30, 2017, December 31, 2016 and September 30, 2016 summarized by collective and individual evaluation methods of impairment.

(in thousands)	Commercial	Commercial		Consumer
September 30, 2017	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Allowance for loan losses for loans:
Individually evaluated for impairment	$680	$0	$0	$0	$0		$680
Collectively evaluated for impairment	5,570	761	23	314	553	16	7,237
	$6,250	$761	$23	$314	$553	$16	$7,917

Ending gross loan balances:
Individually evaluated for impairment	$993	$303	$0	$15	$0	$0	$1,311
Individually evaluated purchased credit impaired loans	33	0	0	0	0	0	33
Collectively evaluated for impairment	501,647	65,141	607	37,821	30,049	0	635,265
	$502,673	$65,444	$607	$37,836	$30,049	$0	$636,609

December 31, 2016
Allowance for loan losses for loans:
Individually evaluated for impairment	$680	$0	$0	$0	$0		$680
Collectively evaluated for impairment	5,505	697	51	325	504	70	7,152
	$6,185	$697	$51	$325	$504	$70	$7,832

Ending gross loans balances:
Individually evaluated for impairment	$2,715	$306	$0	$16	$0	$0	$3,037
Individually evaluated purchased credit impaired loans	33	0	0	0	0	0	33
Collectively evaluated for impairment	476,107	63,895	767	38,656	28,454	0	607,879
	$478,855	$64,201	$767	$38,672	$28,454	$0	$610,949

September 30, 2016
Allowance for loan losses for loans:
Individually evaluated for impairment	$680	$0	$0	$0	$0		$680
Collectively evaluated for impairment	5,391	731	48	379	494	44	7,087
	$6,071	$731	$48	$379	$494	$44	$7,767

Ending gross loans balances:
Individually evaluated for impairment	$2,305	$309	$0	$0	$0	$0	$2,614
Individually evaluated purchased credit impaired loans	33	499	0	0	0	0	532
Collectively evaluated for impairment	466,899	67,265	736	36,756	27,767	0	599,423
	$469,237	$68,073	$736	$36,756	$27,767	$0	$602,569

Changes in the reserve for off-balance-sheet commitments were as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016	2017	2016

Balance, beginning of period	$302	$257	$284	$238
Provision (Recovery) to Operations for Off Balance Sheet Commitments	(4)	6	14	(25)
Balance, end of period	$298	$263	$298	$263

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

At September 30, 2017 and December 31, 2016, loans carried at $636,609,000 and $610,949,000, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 5 – OTHER REAL ESTATE OWNED

As of September 30, 2017, the Company owned two properties classified as other real estate totaling $253,000, as compared to three properties totaling $1,210,000 as of December 31, 2016. One of the properties owned at September 30, 2017 and December 31, 2016, was a residential land property that was written down to a zero balance because the public utilities have not been obtainable rendering these land lots unmarketable at this time. Each of the OREO properties were acquired through loan foreclosures. During the nine months ended September 30, 2017, there was one sale of an OREO property resulting in a gain on sale of $211,000, and there were no OREO property acquisitions. The Company acquired one property through a loan foreclosure during the three and nine months ended September 30, 2016 with a balance of $253,000. There was one sale during the nine months ended September 30, 2016 that accounted for the disposition of two OREO properties resulting in a loss of $88,000.

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

Future compensation under both plans is earned for services rendered through retirement. The Bank accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the plans. The Bank’s current benefit liability is determined based on vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which average approximately 10 years. The salary continuation liability as of September 30, 2017 and December 31, 2016 was $2,960,000 and $2,762,000, respectively, and is reported in interest payable and other liabilities on the condensed consolidated balance sheets.

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

The combined cash surrender value of all Bank-owned life insurance policies recorded in interest receivable and other assets on the condensed consolidated balance sheets were $18,389,000 and $18,004,000 at September 30, 2017 and December 31, 2016, respectively.

NOTE 7 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of September 30, 2017 and December 31, 2016. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between levels during the nine month periods ended September 30, 2017 or 2016.

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

The estimated fair values of the Company’s financial instruments not measured at fair value at September 30, 2017 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$139,628	$139,628	1
Restricted equity securities	4,135	4,135	2
Loans, net	626,911	633,841	3
Interest receivable	2,730	2,730	2

Financial liabilities:
Deposits	(901,716)	(802,610)	3
Interest payable	(33)	(33)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,165)	3

The estimated fair values of the Company’s financial instruments not measured at fair value at December 31, 2016 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$190,810	$190,810	1
Restricted equity securities	3,795	3,795	2
Loans, net	601,104	611,553	3
Interest receivable	2,831	2,831	2

Financial liabilities:
Deposits	(914,093)	(811,519)	3
Interest payable	(45)	(45)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,107)	3

The following table presents the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the condensed consolidated balance sheets at each respective period end, by level within the fair value hierarchy as of September 30, 2017 and December 31, 2016.

	Fair Value Measurements at September 30, 2017 Using
(in thousands)	September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$27,209	$0	$27,209	$0
Collateralized mortgage obligations	3,940	0	3,940	0
Municipalities	90,600	0	90,600	0
SBA pools	12,407	0	12,407	0
Corporate debt	18,732	0	18,732	0
Asset backed securities	24,853	0	24,853	0
Mutual fund	3,116	3,116	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$313	$0	$0	$313
Commercial and industrial	302	0	0	302
Other real estate owned	253	0	0	253

	Fair Value Measurements at December 31, 2016 Using
(in thousands)	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities
U.S. agencies	$28,286	$0	$28,286	$0
Collateralized mortgage obligations	4,109	0	4,109	0
Municipalities	78,329	0	78,329	0
SBA pools	7,168	0	7,168	0
Corporate debt	20,563	0	20,563	0
Asset backed securities	18,819	0	18,819	0
Mutual fund	3,059	3,059	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$1,746	$0	$0	$1,746
Commercial and industrial	302	0	0	302
Other real estate owned	$1,210	$0	$0	$1,210

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

Net realizable value of the underlying collateral is the fair value of the collateral less estimated selling costs and any prior liens. Appraisals, recent comparable sales, offers and listing prices are factored in when valuing the collateral. We review and verify the qualifications and licenses of the certified general appraisers used for appraising commercial properties or certified residential appraisers for residential properties. Real estate appraisals may utilize a combination of approaches including replacement cost, sales comparison and the income approach. Comparable sales and income data are analyzed by the appraisers and adjusted to reflect differences between them and the subject property such as type, leasing status and physical condition. When the appraisals are received, Management reviews the assumptions and methodology utilized in the appraisal, as well as the overall resulting value in conjunction with independent data sources such as recent market data and industry-wide statistics. We generally use a 6% discount for selling costs which is applied to all properties, regardless of size. Appraised values may be adjusted to reflect changes in market conditions that have occurred subsequent to the appraisal date, or for revised estimates regarding the timing or cost of the property sale. These adjustments are based on qualitative judgments made by management on a case-by-case basis. No fair value adjustments were made to OREO properties during the three months ended September 30, 2017.

There have been no significant changes in the valuation techniques during the period ended September 30, 2017.

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

The Company’s calculation of basic and diluted earnings per share (“EPS”) for the three and nine month periods ended September 30, 2017 and 2016 are reflected in the table below.

	THREE MONTHS ENDED
(In thousands)	SEPTEMBER 30,
	2017	2016
BASIC EARNINGS PER SHARE

Net income	$2,468	$1,930
Weighted average shares outstanding	8,065	8,031
Net income per common share	$0.31	$0.24

DILUTED EARNINGS PER SHARE

Net income	$2,468	$1,930
Weighted average shares outstanding	8,065	8,031
Effect of dilutive stock options	5	1
Effect of dilutive non-vested restricted shares	13	31
Weighted average shares of common stock and common stock equivalents	8,083	8,063
Net income per diluted common share	$0.31	$0.24

	NINE MONTHS ENDED
(In thousands)	SEPTEMBER 30,
	2017	2016
BASIC EARNINGS PER SHARE

Net income	$7,505	$5,343
Weighted average shares outstanding	8,056	8,023
Net income per common share	$0.93	$0.67

DILUTED EARNINGS PER SHARE

Net income	$7,505	$5,343
Weighted average shares outstanding	8,056	8,023
Effect of dilutive stock options	18	35
Effect of dilutive non-vested restricted shares	4	1
Weighted average shares of common stock and common stock equivalents	8,078	8,059
Net income per diluted common share	$0.93	$0.66

During the three and nine month periods ended September 30, 2017, there were no anti-dilutive options to purchase shares of common stock, as compared to anti-dilutive weighted average stock options of 12,261 and 22,446 outstanding during the three and nine month periods of 2016, respectively, with prices ranging from $9.95 to $15.00. These options were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

There were no anti-dilutive non-vested restricted stock grants for the three and nine months ended September 30, 2017 and 2016.

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

Forward-Looking Statements

Some matters discussed in this Form 10-Q may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and therefore may involve risks, uncertainties and other factors which may cause our actual results to be materially different from the results expressed or implied by our forward-looking statements.  These statements generally appear with words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” and “expect.”  Although management believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Company operates); competition from other providers of financial services offered by the Company; changes in government regulation and legislation; changes in interest rates; material unforeseen changes in the financial stability and liquidity of the Company’s credit customers; risks associated with concentrations in real estate related loans; changes in accounting standards and interpretations; and other risks as may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and which may be beyond the control of the Company.  The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

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

Management believes the following were important factors in the Company’s performance during the three and nine month periods ended September 30, 2017:

•

The Company recognized net income of $2,468,000 and $7,505,000 for the three and nine month periods ended September 30, 2017, respectively, as compared to $1,930,000 and $5,343,000 for the same periods in 2016.  The factors contributing to these results will be discussed below.

•

The Company recognized loan loss provisions of $70,000 and $105,000 for the three and nine month periods ended September 30, 2017, respectively, as compared to $90,000 and $415,000 during the same periods of 2016. This variance corresponds to a lower volume of gross loan growth during the first nine months of 2017 as compared to 2016, and an improvement in credit quality during 2017.

•

Net interest income increased $791,000 or 10.1% and $1,680,000 or 7.2% for the three and nine month periods ended September 30, 2017, respectively, compared to the same periods in 2016.  The increase was primarily due to the growth of our loan and investment security portfolios.

•

Non-interest income increased by $199,000 or 18.5% and $1,612,000 or 50.9% for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, primarily due to professional service provider settlement payments and an increase in gains on called securities.

•

Non-interest expense increased by $136,000 or 2.3% and $44,000 or 0.2% for the three and nine month periods ended September 30, 2017, respectively, as compared to the same periods in 2016. The increase was partially due to staffing increases necessary for providing service on our growing loan and deposit portfolios.

•

Total assets decreased $5,389,000 or 0.5% from December 31, 2016.  Total net loans increased by $25,807,000 or 4.3% and investment securities increased by $20,524,000 or 12.8% from December 31, 2016 to September 30, 2017, while deposits decreased by $12,377,000 or 1.4% for the same period. Consequently, liquid assets declined due to the decline in deposits and the funding of new loans and investment purchases, which was offset by the growth in equity due to earnings and securities valuation.

Income Summary

For the three and nine month periods ended September 30, 2017, the Company recorded net income of $2,468,000 and $7,505,000, respectively, representing increases of $538,000 and $2,162,000, as compared to $1,930,000 and $5,343,000 recorded during the same periods in 2016.  Return on average assets (annualized) was 0.98% and 1.01% for the three and nine months ended September 30, 2017, respectively, as compared to 0.82% and 0.78% for the same periods in 2016.  Annualized return on average common equity was 11.04% and 11.64% for the three and nine months ended September 30, 2017, respectively, as compared to 9.28% and 8.83% for the same periods of 2016.

Net income before provisions for income taxes increased $874,000 and $3,558,000 for the three and nine month periods ended September 30, 2017, respectively, from the comparable 2016 periods.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

(In thousands)	Effect on Pre-Tax Income Increase (Decrease) Three Months Ended September 30, 2017	Effect on Pre-Tax Income Increase (Decrease) Nine months ended September 30, 2017
Change from 2016 to 2017 in:
Net interest income	$791	$1,680
Provision for loan losses	20	310
Non-interest income	199	1,612
Non-interest expense	(136)	(44)
Change in net income before income taxes	$874	$3,558

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three and nine month periods ended September 30, 2017, net interest income was $8,620,000 and $25,157,000, respectively, which represented increases of $791,000 or 10.1% and $1,680,000 or 7.2%, from the comparable periods in 2016. The increase is primarily due to loan and investment portfolio growth.

The net interest margin (net interest income as a percentage of average interest earning assets) was 3.78% and 3.74% for the three and nine month periods ended September 30, 2017, respectively, compared to 3.73% and 3.84% for the same periods in 2016. The year to date decrease is mainly due to a decrease in loan discount amortization on acquired loans. In general, the Company has experienced net interest margin compression since the economic downturn in 2010 for several reasons: 1) deposit interest rates have essentially reached a threshold in which they cannot reasonably be further reduced, 2) competition in the lending market has driven new loan rates down, 3) loan and investment portfolio yields continue to decrease due to contractual repricing and 4) deposit growth in recent years has resulted in high interest-bearing cash balances, which yield approximately 1.25%, has compressed our net interest margin. The quarter over quarter increase in net interest margin is primarily due to an increase in the average loan balance and yield on earning assets.

Earning asset yield increased by 7 basis points for the three month period ended September 30, 2017, but decreased by 8 basis points for the nine month period ended September 30, 2017, as compared to the same periods of 2016. The quarter over quarter increase is mainly due to an increase in loan volume, loan yield, and the yield on cash balances that have been recognized due to the recent FOMC rate hikes. Additionally, the earning asset yield is trending upward as a result of deploying low yielding cash equivalent balances into the loan and investment portfolios which recognized average balance increases of $47 million and $26 million, respectively, in the nine month period of 2017 as compared to 2016. The year to date earning asset decrease is mainly due to a decrease in loan discount accretion on loans acquired in the Mother Lode Bank acquisition.

The cost of funds on interest-bearing liabilities increased by 5 basis points and 4 basis points for the three and nine month periods of 2017, respectively, as compared to the same periods in 2016, as deposit rates remain low and the banking industry has not reacted to the recent FOMC interest rate hikes thus far. The Company continues to recognize strong core deposit growth as evidenced by the increase in average non-interest-bearing demand deposit balances of $48 million, for the nine month period ended September 30, 2017, as compared to the same period of 2016.

The following tables shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three and nine month periods ended September 30, 2017 and 2016:

Net Interest Analysis

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)
Assets:
Earning assets:
Gross loans (1) (2)	$627,372	$7,339	4.64%	$586,070	$6,811	4.61%
Investment securities (2)	174,041	1,413	3.22%	147,728	1,300	3.49%
Federal funds sold	9,041	28	1.23%	3,421	4	0.46%
Interest-earning deposits	127,915	429	1.33%	122,052	169	0.55%
Total interest-earning assets	938,369	9,209	3.89%	859,271	8,284	3.82%
Total noninterest earning assets	60,522			72,760
Total Assets	998,891			932,031
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	202,094	73	0.14%	178,291	44	0.10%
Money market deposits	289,893	151	0.21%	284,917	76	0.11%
Savings deposits	66,673	8	0.05%	74,994	31	0.16%
Time certificates of deposit $250,000 or more	18,822	17	0.36%	22,118	18	0.32%
Other time deposits	32,288	25	0.31%	33,029	27	0.32%
Other borrowings	0	0	0.00%	13	0	0.00%
Total interest-bearing liabilities	609,770	274	0.18%	593,362	196	0.13%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	294,854			251,759
Other liabilities	5,591			4,433
Total noninterest-bearing liabilities	300,445			256,192
Shareholders' equity	88,676			82,477
Total liabilities and shareholders' equity	$998,891			$932,031
Net interest income		$8,935			$8,088
Net interest spread (3)			3.72%			3.69%
Net interest margin (4)			3.78%			3.73%

(1)  Loan fees have been included in the calculation of interest income.

(2) Yields and interest income on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

(5) Annual interest rates are computed by dividing the interest income/expense by the number of days in the period multiplied by 365.

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)
Assets:
Earning assets:
Gross loans (1) (2)	$617,408	$21,512	4.66%	$570,861	$20,495	4.78%
Investment securities (2)	168,912	4,117	3.26%	142,776	3,800	3.55%
Federal funds sold	8,333	65	1.04%	5,134	19	0.49%
Interest-earning deposits	137,004	1,100	1.07%	122,194	492	0.54%
Total interest-earning assets	931,657	26,794	3.85%	840,965	24,806	3.93%
Total noninterest earning assets	62,731			71,398
Total assets	994,388			912,363
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	196,199	202	0.14%	167,597	108	0.09%
Money market deposits	290,133	398	0.18%	288,026	236	0.11%
Savings deposits	69,290	43	0.08%	73,799	5	0.15%
Time certificates of deposit $250,000 or more	20,596	57	0.37%	22,077	44	0.27%
Other time deposits	32,221	73	0.30%	30,107	82	0.36%
Other borrowings	0	0	0.00%	17	0	0.00%
Total interest-bearing liabilities	608,439	773	0.17%	581,623	555	0.13%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	294,193			245,903
Other liabilities	5,564			4,205
Total noninterest-bearing liabilities	299,757			250,108
Shareholders' equity	86,192			80,632
Total liabilities and shareholders' equity	$994,388			$912,363
Net interest income		$26,021			$24,251
Net interest spread (3)			3.68%			3.80%
Net interest margin (4)			3.73%			3.84%

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

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three and nine month periods ended September 30, 2017 and 2016.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

(In thousands)

	For the Three Months Ended
	September 30, 2017 vs 2016
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$480	$48	$528
Investment securities (2)	232	(119)	113
Federal funds sold	7	17	24
Interest-earning deposits	8	252	260
Total interest income	$727	$198	$925

Interest expense:
Interest-earning DDA	6	23	29
Money market deposits	1	74	75
Savings deposits	(3)	(20)	(23)
Time CD $250K or more	(3)	2	(1)
Other time deposits	(1)	(1)	(2)
Other borrowings	0	0	0
Total interest expense	$0	$78	$78

Change in net interest income	$727	$120	$847

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

The table above reflects an increase of $120,000 in net interest income due to rate changes for the third quarter of 2017 as compared to the same period of 2016. This increase is the result of the positive impact of recent FOMC rate hikes on interest-earning cash balance accounts, but was partially offset by the current flat yield curve’s negative impact on investment security yields. The increase in earning asset balances combined with the overall change in mix of balances resulted in an increase of $727,000 to net interest income over the same period.

	For the Nine Months Ended September 30,
	2017 vs 2016
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$1,671	$(654)	$1,017
Investment securities (2)	696	(379)	317
Federal funds sold	12	34	46
Interest-earning deposits	61	547	608
Total interest income	$2,440	$(452)	$1,988

Interest expense:
Interest-earning DDA	$18	$76	$94
Money market deposits	2	160	162
Savings deposits	(5)	(37)	(42)
Time CD $250K or more	(3)	16	13
Other time deposits	6	(15)	(9)
Other borrowings	0	0	0
Total interest expense	$18	$200	$218

Change in net interest income	$2,422	$(652)	$1,770

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 34.0%.

The table above reflects a decrease of $652,000 in net interest income due to rate changes for the nine month period of 2017 as compared to the same period of 2016. This decrease is primarily the result of a $542,000 decline in loan discount accretion on loans acquired at fair value, and is compounded by the adverse impact the current low interest rate environment has had on security yields, but was partially offset by the recent interest rate hike’s positive impact on interest-earning deposits. The increase in earning asset balances combined with the overall change in mix of balances resulted in an increase of $2,422,000 to net interest income over the same period.

 Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three and nine month periods ended September 30, 2017, non-interest income was $2,036,000 and $3,507,000, respectively, representing increases of $980,000 or 92.8% and $1,414,000 or 67.6%, compared to the same periods in 2016.

The following tables show the major components of non-interest income:

(in thousands)	For the Three Months Ended September 30,
	2017	2016	$ change	% change
Service charges on deposits	$365	$341	$24	7.0%
Earnings on cash surrender value of life insurance	130	102	28	27.5%
Mortgage commissions	28	49	(21)	(42.9% )
Gains on calls and sales of securities	4	10	(6)	(60.0% )
Other income	749	575	174	30.3%
Total non-interest income	$1,276	$1,077	$199	18.5%

(in thousands)	For the Nine Months Ended September 30,
	2017	2016	$ change	% change
Service charges on deposits	$1,051	$1,011	$40	4.0%
Earnings on cash surrender value of life insurance	386	305	81	26.6%
Mortgage commissions	127	144	(17)	(11.8% )
Net gain on sales and calls of securities	394	28	366	1307.1%
Other income	2,824	1,682	1,142	67.9%
Total non-interest income	$4,782	$3,170	$1,612	50.9%

Service charges on deposits increased by $24,000 and $40,000 for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, due to an increase in the number of deposit accounts.

Earnings on cash surrender value of life insurance increased by $28,000 and $81,000 for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, due to the five most recently issued policies that began accruing earnings during the fourth quarter of 2016.

Mortgage commissions decreased by $21,000 and $17,000 for the three and nine months ended September 30, 2017, respectively, as compared to the same periods of 2016, as the demand for home purchases and refinancing has retracted.

Net gain on sales and calls of securities decreased by $6,000 for the three months ended September 30, 2017, and increased by $366,000 for the nine months ended September 30, 2017, as compared to the same periods in 2016, due to two large gains on called securities recorded during the first quarter of 2017.

Other income increased by $174,000 and $1,142,000 for the three and nine month periods ended September 30, 2017, respectively, as compared to the same periods of 2016. The quarter-over-quarter increase is due to a gain of $211,000 recorded on the sale of an OREO property during the third quarter of 2017. The year-to-date increase was due to settlement payments, recorded during the second quarter of 2017, totaling $938,000 from professional service providers related to the acquisition of Mother Lode Bank.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

(in thousands)	For the Three Months Ended September 30,
	2017	2016	$ change	% change
Salaries and employee benefits	$3,534	$3,225	$309	9.6%
Occupancy	823	819	4	0.5%
Data processing fees	399	435	(36)	(8.3%	)
Regulatory assessments (FDIC & DBO)	102	178	(76)	(42.7%	)
Other	1,202	1,267	(65)	(5.1%	)
Total non-interest expense	$6,060	$5,924	$136	2.3%

(in thousands)	For the Nine Months Ended September 30,
	2017	2016	$ change	% change
Salaries and employee benefits	$10,603	$9,950	$653	6.6%
Occupancy	2,496	2,470	26	1.1%
Data processing fees	1,154	1,346	(192)	(14.3%	)
Regulatory assessments (FDIC & DBO)	381	505	(124)	(24.6%	)
Other	3,708	4,027	(319)	(7.9%	)
Total non-interest expense	$18,342	$18,298	$44	0.2%

Non-interest expenses increased by $136,000 or 2.3% and $44,000 or 0.2% for the three and nine months ended September 30, 2017, respectively, as compared to the same periods of 2016.  Salaries and employee benefits increased $309,000 and $653,000 for the three and nine months ended September 30, 2017, respectively, as compared to the same periods of 2016, primarily due to additional staffing required to support the continued loan and deposit growth.

Occupancy expenses increased by $4,000 and $26,000 for the three and nine months ended September 30, 2017, respectively, as compared to the same periods of 2016, which is primarily due to rent and general overhead associated with the branches. Data processing fees decreased by $36,000 and $192,000 for the three and nine month periods ended September 30, 2017, respectively, as a result of cost efficiencies gained from the conversion of the Mother Lode Bank core data system completed in April 2016.

FDIC and DBO (California Department of Business Oversight) regulatory assessments decreased by $76,000 and $124,000 for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016.  The initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC and our risk profile has remained stable during 2016 and 2017. In April of 2016 the FDIC changed the methodology for determining the assessment rate, which first appeared on the December 31, 2016 invoice. The result was a reduction in our assessment rate and resulting calculated expense, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis.

Other expense decreased by $65,000 and $319,000 for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, partially as a result of a $204,000 decrease in merger related expenses on a year-to-date basis. Additionally, the Company recorded an $85,000 legal settlement payment received related to an OREO that was recorded as an offset to OREO expenses during the second quarter of 2017.

Management anticipates that non-interest expense will continue to increase as we continue to grow.  However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Income Taxes

We reported provisions for income taxes of $1,298,000 and $3,987,000 for the three and nine month periods ended September 30, 2017, respectively, representing increases of $336,000 and $1,396,000 as compared to the provisions reported in the comparable periods of 2016. The effective income tax rates on income from continuing operations was 34.5% and 34.7% for the three and nine months ended September 30, 2017, respectively, compared to 33.3% and 32.7% for the comparable periods of 2016. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans). The disparity between the effective tax rates for 2017 as compared to 2016 is primarily due to tax credits from California Enterprise Zones and low income housing projects as well as tax free-income on municipal securities and loans that comprise a larger proportion of pre-tax income in 2016 as compared to 2017.

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

Non-accrual loans totaled $1,311,000 at September 30, 2017, as compared to $3,037,000 at December 31, 2016.  The non-accrual loans as of September 30, 2017 are loans made to three borrowers primarily for residential real estate development and general commercial purposes. As of September 30, 2017, we had five loans considered troubled debt restructurings totaling $1,311,000 million, all of which are included in non-accrual loans.

OREO as of September 30, 2017 consisted of two properties, one of which was a residential land acquired through foreclosure that was written down to a zero balance because the public utilities have not been obtainable rendering these land lots unmarketable at this time. The other OREO asset was a residential property with a carrying value of $253,000 that was acquired through foreclosure.

The following table presents information about the Bank’s non-performing assets, including asset quality ratios as of September 30, 2017 and December 31, 2016:

Non-Performing Assets

(in thousands)	September 30,	December 31,
	2017	2016
Loans in non-accrual status	$1,311	$3,037
Loans past due 90 days or more and accruing	0	0
Total non-performing loans	1,311	3,037
Other real estate owned	253	1,210
Total non-performing assets	$1,564	$4,247

Allowance for loan losses	$7,917	$7,832

Asset quality ratios:
Non-performing assets to total assets	0.16%	0.42%
Non-performing loans to total loans	0.21%	0.50%
Allowance for loan losses to total loans	1.24%	1.28%
Allowance for loan losses to total non-performing loans	603.9%	257.9%

Non-performing assets decreased by $1,005,000 as of September 30, 2017, as compared to December 31, 2016, as a result of principal payments of $854,000 and one loan totaling $289,000 that was returned to accrual status, which was offset by a loan totaling $138,000 that was placed on non-accrual status during the first six months of 2017. The Company did not acquire or sell any OREO properties during the first nine months of 2017, and there were no fair value adjustments to OREO properties during the first nine months of 2017.

Allowance for Loan and Lease Losses (“ALLL”)

Due to credit risk inherent in our lending business, we routinely set aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges made for the outstanding loan portfolio have been credited to the allowance for loan losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company recorded loan loss provisions of $70,000 and $105,000 during the three and nine months ended September 30, 2017, respectively, compared to provisions of $90,000 and $415,000 during the comparable periods of 2016.

The allowance for loan losses increased by $85,000 or 1.1%, to $7,917,000 at September 30, 2017, as compared to $7,832,000 at December 31, 2016, due to the $105,000 loan loss provision which was offset by net loan charge-off of $20,000 recorded during the nine month period of 2017. Improved credit quality combined with loan growth resulted in a decrease to the allowance for loan losses as a percentage of total loans to 1.24% at September 30, 2017 as compared to 1.28% at December 31, 2016.

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

Although management believes the allowance at September 30, 2017 was adequate to absorb probable losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on our service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of September 30, 2017, and December 31, 2016, we had $139,628,000 and $190,810,000, respectively, in cash and cash equivalents.

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

At September 30, 2017, the Company had goodwill in the amount of $3,312,000 in connection with the acquisition of Mother Lode Bank in December of 2015.

Deposits

Total deposits at September 30, 2017 were $901,716,000, a $12,377,000 or 1.4% decrease from the deposit total of $914,093,000 at December 31, 2016.  Average deposits increased $75,123,000 to $902,632,000 for the nine month period ended September 30, 2017 as compared to the same period in 2016. We believe we attracted deposits due to the safety and soundness of the Bank and our focus on customer service.

Deposits Outstanding

	September 30,	December 31,	Nine Month Change
(in thousands)	2017	2016	$	%

Demand	$495,454	$500,930	$(5,476)	(1.1%	)
MMDA	288,217	283,643	4,574	1.6%
Savings	67,643	75,122	(7,479)	(10.0%	)
Time < $250K	31,854	33,428	(1,574)	(4.7%	)
Time > $250K	18,548	20,970	(2,422)	(11.6%	)
	$901,716	$914,093	$(12,377)	(1.4%	)

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Five of our clients carry deposit balances of more than 1% of our total deposits, one of which had a deposit balance of more than 3% of total deposits at September 30, 2017. We believe that our funding concentration risk is not significant, and is mitigated by the ample sources of funds the Bank has access to.

Since our deposit growth strategy emphasizes core deposit growth we have avoided relying on brokered deposits as a consistent source of funds. The Company had $50,000 in brokered deposits as of September 30, 2017 and December 31, 2016. The only brokered deposits the Bank holds are from CDARS and ICS, a certificate of deposit and money market account program, respectively, that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer.

Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. Our outstanding FHLB advances remained a zero balance at December 31, 2016 and September 30, 2017, as we continue to rely on deposit growth as our primary source of funding. See “Liquidity Management” below for the details on the FHLB borrowings program.

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

The following table shows our capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at September 30, 2017 and December 31, 2016:

					To be well
					capitalized under
(in thousands)			For capital		prompt corrective
	Actual		adequacy purposes		action provisions
Capital ratios for Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2017
Total capital (to Risk- Weighted Assets)	$92,289	11.5%	$73,996	>9.25%	$79,996	>10.0%
Tier I capital (to Risk- Weighted Assets)	$84,074	10.5%	$57,997	>7.25%	$63,996	>8.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$84,074	10.5%	$45,997	>5.75%	$51,997	>6.5%
Tier I capital (to Average Assets)	$84,074	8.5%	$39,806	>4.0%	$49,757	>5.0%

As of December 31, 2016
Total capital (to Risk- Weighted Assets)	$86,603	11.3%	$66,358	>8.625%	$76,937	>10.0%
Tier I capital (to Risk- Weighted Assets)	$78,487	10.2%	$50,970	>6.625%	$61,549	>8.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$78,487	10.2%	$39,430	>5.125%	$50,009	>6.5%
Tier I capital (to Average Assets)	$78,487	8.1%	$38,726	>4.0%	$48,408	>5.0%

Capital ratios for the Company:

As of September 30, 2017
Total capital (to Risk- Weighted Assets)	$92,655	11.6%	$74,000	>9.25%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$84,440	10.6%	$58,000	>7.25%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$84,440	10.6%	$58,000	>5.75%	N/A	N/A
Tier I capital (to Average Assets)	$84,440	8.5%	$39,809	>4.0%	N/A	N/A

As of December 31, 2016
Total capital (to Risk- Weighted Assets)	$86,966	11.3%	$66,365	>8.625%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$78,850	10.3%	$50,976	>6.625%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$78,850	10.3%	$39,435	>5.125%	N/A	N/A
Tier I capital (to Average Assets)	$78,850	8.1%	$38,731	>4.0%	N/A	N/A

The Bank is also subject to capital requirements similar to those discussed above. The Bank’s capital ratios do not vary materially from our capital ratios presented above. At September 30, 2017, the Bank exceeded the minimum ratios established by the FRB.

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

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. We obtain funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings. Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common and preferred stockholders. Our liquid assets at September 30, 2017 were $251.5 million compared to $269.7 million at December 31, 2016.  Our liquidity level measured as the percentage of liquid assets to total assets was 25.2% at September 30, 2017 and December 31, 2016. We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the next twelve months. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of September 30, 2017, our borrowing capacity from the FHLB was approximately $255.1 million and there were no outstanding advances. We also maintain 2 lines of credit with correspondent banks to purchase up to $30 million in federal funds, for which there were no advances as of September 30, 2017.

Off-Balance-Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of September 30, 2017 and December 31, 2016, we had commitments to extend credit of $116.6 million and $110.8 million, respectively, which includes obligations under letters of credit of $1.4 million and $1.3 million.

The effect on our revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

Item 3.                                                                     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.                                                             Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e) promulgated under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this report was being prepared.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the Evaluation Date.

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

The following exhibits are filed as part of this report:

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

Oak Valley Bancorp
Date: November 7, 2017	By:	/s/ JEFFREY A. GALL
Jeffrey A. Gall
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized
signatory)