Form 10-K
period 2017-12-31
Oak Valley Bancorp
filed 2018-03-15
CIK 1431567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes  ☒                            No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).           Yes  ☒                        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a
		smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐       No  ☒

As of June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of $13.90 per share of the registrant’s common stock as reported by the NASDAQ, was approximately $94 million. The Registrant did not qualify as a smaller reporting company as of June 30, 2017 but is complying with the disclosure requirements applicable to a smaller reporting company in this Form 10-K per SEC Release 33-8876 (Dec. 19, 2007), and the company will comply with the disclosure requirements applicable to an accelerated filer starting with the Form 10-Q for the quarter ended March 31, 2018. As of March 1, 2018, there were 8,178,005 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders will filed with the Commission within 120 days after the end of the Registrant’s 2017 fiscal year end and are incorporated by reference into Part III of this report.

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

The Company is authorized to issue 50,000,000 shares of common stock, without par value, of which 8,098,605 are issued and outstanding at December 31, 2017, and 10,000,000 shares of preferred stock, without par value, of which no shares are issued and outstanding.

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

Expansion

Branch Expansion.    Since opening our doors of the main Oakdale branch in 1991, our network of branches and loan production offices have been expanded geographically. As of December 31, 2017, we maintained sixteen full-service branch offices (in addition to our corporate headquarters) and one loan production office. Beginning in October 1995, we started our geographic expansion outside of Oakdale, by opening a Loan Production Office in Sonora, California. We subsequently opened a branch in Sonora and two branches in Modesto.  In September 2000, we expanded into the Eastern Sierra, opening a branch in Bridgeport, California under the name Eastern Sierra Community Bank.  Since that time we have added branches in Mammoth Lakes and Bishop. During 2005 and 2006, we aggressively increased our presence in the Central Valley, by opening branches in Turlock, Stockton, Patterson, Ripon and Escalon.  In March 2007, our corporate headquarters expanded by adding an adjacent historical building located in downtown Oakdale to our complex.  In 2011, we opened a third branch in Modesto and a branch in Manteca. In 2014, we opened a new branch in Tracy. In 2015, we added a second branch in Sonora. In 2017, we opened a loan production office in Sacramento. We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as demand dictates and resources permit.

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

Business Segments

Management has determined that because all of the banking products and services offered by the Company are available in each branch of the Bank, all branches are located within the same economic environment and management does not allocate resources based on the performance of different lending or transaction activities, it is appropriate to aggregate the Bank branches and report them as a single operating segment.  No customer accounts for more than 10 percent of revenues for the Company or the Bank.

Primary Market Area

We conduct business from our main office in Oakdale, a city of approximately 21,500 residents located in Stanislaus County, California. Oakdale is approximately 15 miles from Modesto and sits at the foothills of the Sierra Nevada Mountains, at the edge of the California Central Valley agricultural area.  Through our branches, we serve customers in the Central Valley, from Fresno to Sacramento, and in foothill locations. We also reach into the Highway 395 corridor in the Eastern Sierras and in the towns of Bishop, Mammoth and Bridgeport.  Approximately 98% of our loans and 92% of our deposits are generated from the Central Valley. The Central Valley area includes Stanislaus, San Joaquin and Tuolumne counties and has a total population of over 3 million.

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

At December 31, 2017, the Bank’s authorized legal lending limits were $14.1 million for unsecured loans plus an additional $9.4 million for specific secured loans. Legal lending limits are calculated in conformance with California law, which prohibits a bank from lending to any one individual or entity or its related interests an aggregate amount which exceeds 15% of primary capital plus the allowance for loan losses on an unsecured basis, plus an additional 10% on a secured basis. The Bank’s primary capital plus allowance for loan losses at December 31, 2017 totaled $93.9 million.

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

Real Estate Loans.    We offer commercial real estate loans to finance the acquisition of new or the refinancing of existing commercial properties, such as office buildings, industrial buildings, warehouses, hotels, shopping centers, automotive industry facilities and multiple dwellings. At December 31, 2017, real estate loans constituted 84% of our loan portfolio, of which 93% were commercial loans.

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

As of December 31, 2017, the aggregate loan-to-value of the entire commercial real estate portfolio was 48.6%. Historical data suggests that the Bank continues to maintain strong LTV, which has served as a cushion against precipitous reductions in real estate values. Non-owner occupied real estate comprises 39.9% of the Bank’s total commitments, as of December 31, 2017. The loan-to-value on the non-owner occupied segment was 44.4%, as of December 31, 2017. The highest concentration by product type is office buildings, which comprised 22.8% of total CRE loan commitments outstanding, as of December 31, 2017.

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

We offer a variety of accounts for depositors, which are designed to attract both short-term and long-term deposits. These accounts include certificates of deposit, or “CDs”, regular savings accounts, money market accounts, checking accounts, savings accounts, health savings accounts and individual retirement accounts, or “IRAs”. These accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. As needs arise, we augment these customer deposits with brokered deposits. The more significant deposit accounts offered by us are described below:

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

Checking Accounts.    Checking accounts are generally non-interest and interest bearing accounts, respectively, and may include service fees based on activity and balances.

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

As a member of the Federal Home Loan Bank system, we are required to invest in Federal Home Loan Bank stock based on a predetermined formula. Federal Home Loan Bank stock is a restricted investment security that can only be sold to other Federal Home Loan Bank members or redeemed by the Federal Home Loan Bank. As of December 31, 2017, we owned $3,377,000 in FHLB stock.

Advances from the Federal Home Loan Bank are typically secured by our entire real estate loan portfolio, which includes residential and commercial loans.  At December 31, 2017, our borrowing limit with the Federal Home Loan Bank was approximately $249 million.

Internet and Mobile Banking

Since August 1, 2001, we have offered Internet banking services, which allows our customers to access their deposit accounts through the Internet. Customers are able to obtain transaction history and account information, transfer funds between accounts, make person-to-person payments and make on-line bill payments. We intend to improve and develop our Internet banking products and delivery channels as the need arises and our resources permit. Mobile Banking was introduced in June of 2011, which offers many of the same services as internet banking but also includes mobile check deposit.

Other Services

We offer ATMs located at branch offices as well as three other ATMs at various off site locations, and customer access to an ATM network. Additionally, we offer remote deposit capture service to allow commercial deposit customers the convenience of scanning check deposits for quicker access to deposited funds.

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

As of June 30, 2017, our primary service areas contained 169 banking offices, with approximately $15.8 billion in total deposits. As of June 30, 2017, we had total deposits of approximately $926 million, which represented approximately 5.9% of the total deposits in the Bank’s primary service area. There can be no assurance that the Bank will maintain its competitive position against current and potential competitors, especially those with greater resources than the Bank. The four largest competing banks had 65 total branches and deposits averaged approximately $141 million per office as of June 30, 2017 within the Bank’s primary service area.

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

Business Concentration.    No individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. However, approximately 84% of our loan portfolio held for investment at December 31, 2017 consisted of real estate-related loans, including construction loans, miniperm loans, real estate mortgage loans and commercial loans secured by real estate. Moreover, our business activities are currently focused primarily in Central California, with the majority of our business concentrated in San Joaquin, Stanislaus, Tuolumne, Inyo and Mono Counties.  Consequently, our results of operations and financial condition are dependent upon the general trends in the Central California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in Central California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region.

Employees

As of December 31, 2017, we had 175 employees (149 full-time employees and 26 part-time employees). None of our employees are currently represented by a union or covered by a collective bargaining agreement.

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

The compliance requirements under the final rules vary based on the size of the banking entity and the scope of activities conducted. Banking entities with significant trading operations will be required to establish a detailed compliance program and their CEOs will be required to attest that the program is reasonably designed to achieve compliance with the final rule. Independent testing and analysis of an institution’s compliance program will also be required. The final rules reduce the burden on smaller, less-complex institutions by limiting their compliance and reporting requirements. Additionally, a banking entity that does not engage in covered trading activities will not need to establish a compliance program. The Company and the Bank held no investment positions at December 31, 2017 or 2016 that were subject to the final rule.  Therefore, while these new rules may require us to conduct certain internal analysis and reporting, we believe that they will not require any material changes in our operations or business.

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

The Bank is well capitalized. As of December 31, 2017 and 2016, the Bank’s Total Risk-Based Capital Ratio was 11.3% and 11.3%, Tier 1 Risk-Based Capital Ratio was 10.3% and 10.2%, and our Common Equity Tier 1 Risk-Based Capital Ratio was 10.3% and 10.2%, respectively.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total average assets, referred to as the leverage ratio. Banks that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets, or “Leverage Capital Ratio”, of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. As of December 31, 2017 and 2016, the Bank’s Leverage Capital Ratios were 8.4% and 8.1%, respectively.

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

Dividends

The payment of cash dividends by the Bank to the Company is subject to restrictions set forth in the California Financial Code (the “Code”).  Prior to any distribution from the Bank to the Company, a calculation is made to ensure compliance with the provisions of the Code and to ensure that the Bank remains within capital guidelines set forth by the DBO and the FRB. In the event that the intended distribution from the Bank to the Company exceeds the restriction in the Code, advance approval from FRB is required. Management anticipates that there will be sufficient earnings at the Bank level to provide dividends to the Company to meet its cash requirements for 2018.

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

Community Reinvestment Act

We are subject to certain requirements and reporting obligations involving the Community Reinvestment Act, or “CRA”. The CRA generally requires federal banking agencies to evaluate the record of financial institutions in meeting the credit needs of local communities, including low and moderate-income neighborhoods. The CRA further requires that a record be kept of whether a financial institution meets its community credit needs, which record will be taken into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. In measuring a bank’s compliance with its CRA obligations, the regulators now utilize a performance-based evaluation system, which bases CRA ratings on the Company’s actual lending service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the FRB assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” Our CRA performance is evaluated by the FRB under the intermediate small bank requirements. The FRB’s last CRA performance examination was performed on us and completed in September of 2016 and we received an overall “Satisfactory” CRA Assessment Rating.

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

Property Location and Address	Square Footage	Lease Expiration Date	Lease Extension Options
Oakdale, 125 North Third Ave.	9,600	n/a*	n/a*
Oakdale, 338 F Street	9,860	n/a*	n/a*
Sonora, 14580 Mono Way	2,500	4/2018	two, 5-year term extensions
Modesto, 12th & I Street	4,500	3/2021	one, 5-year term extensions
Bridgeport, 166 Main Street	2,875	n/a*	n/a*
Mammoth Lakes, 307 Old Mammoth Road	1,856	n/a*	n/a*
Bishop, 351 North Main Street	3,680	8/2019	one, 5-year term extensions
Modesto, 4120 Dale Road	4,500	3/2021	one, 5-year term extensions
Turlock, 2001 Geer Road	2,400	1/2020	one, 5-year term extensions
Patterson, 20 Plaza Circle	2,100	n/a*	n/a*
Escalon, 1910 McHenry Ave.	3,500	4/2021	two, 5-year term extensions
Ripon, 150 North Wilma Ave.	1,800	12/2020	No remaining extensions
Stockton, 2935 West March Lane	8,000	12/2022	two, 5-year term extensions
Modesto, 3508 McHenry Ave.	5,400	n/a*	n/a*
Manteca, 191 W. North Street	2,800	5/2021	one, 5-year term extensions
Tracy, 1034 N. Central Ave.	5,000	7/2024	two, 5-year term extensions
Sonora, 85 Mono Way	4,000	12/2030	two, 5-year term extensions
Sacramento, 455 Capital Mall, Suite 235	576	n/a**	n/a**

* The Company owns this property.

** This is a loan production office on a month-to-month rent agreement.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Price Range of Common Stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “OVLY.” The following table sets forth the high and low sales prices of our common stock, based on inter-dealer prices that do not include retail markups, markdowns or commissions, and cash dividends declared for the two calendar years ended December 31, 2017 and 2016, respectively.  From time to time, during the periods indicated, trading activity in our common stock was infrequent.  The source of the quotes is The NASDAQ Stock Market, LLC.

	Common Stock Sale Price
For Calendar Quarter Ended	High	Low

March 31, 2016	$10.40	$9.22
June 30, 2016	$9.97	$9.32
September 30, 2016	$10.37	$9.35
December 31, 2016	$12.75	$10.25
March 31, 2017	$15.28	$12.39
June 30, 2017	$14.73	$13.15
September 30, 2017	$16.97	$13.80
December 31, 2017	$20.69	$16.27

On March 1, 2018, the closing price of our common stock was $21.90 per share; and there were approximately 397 shareholders of record of the common stock and 8,179,505 outstanding shares of common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Shareholders are entitled to receive dividends only when and if dividends are declared by our Board of Directors. Although we have paid dividends in the past, it is no guarantee that we will pay cash dividends in the future. During 2014, two cash dividends were paid, a $0.10 per common share dividend in January and a $0.065 per common share dividend in July. During 2015, two cash dividends were paid, a $0.10 per common share dividend in January and a $0.11 per common share dividend in July. During 2016, two cash dividends were paid, a $0.12 per common share dividend in January and a $0.12 per common share dividend in July. During 2017, two cash dividends were paid, a $0.125 per common share dividend in January and a $0.125 per common share dividend in July.

Equity Compensation Plan Information

The following table provides information as of December 31, 2017 with respect to shares of our common stock that are issued and currently outstanding under the Company’s 1998 Restated Stock Option Plan (the “1998 Restated Stock Option Plan”), and the number of shares that are authorized to be issued under the Company’s 2008 Equity Plan (the “2008 Equity Plan”).

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under 2008 Equity Plan (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders	3,500	$5.94	1,301,370
Equity Compensation Plans Not Approved by Shareholders	0	0	0
Total	3,500	$5.94	1,301,370

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of financial condition as of December 31, 2017 and 2016 and results of operations for each of the years in the two-year period ended December 31, 2017 should be read in conjunction with our consolidated financial statements and related notes thereto, included in this report. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” included in this report.

Introduction

Our continued focus on responsible community banking fundamentals and our strong customer relationships have enabled us to increase our market presence through growth in our loan portfolio which is primarily funded by steady core deposit growth.

As of December 31, 2017, we had approximately $1 billion in total assets, $663 million in total gross loans, and $939 million in total deposits.

We believe the following were key indicators of our performance during 2017:

●Total assets increased to $1.03 billion at the end of 2017, an increase of 3.3%, from $1.00 billion at the end of 2016.

● Total deposits increased to $939 million at the end of 2017, an increase of 2.7%, from $914 million at the end of 2016.

● Total net loans increased to $653 million at the end of 2017, an increase of 8.6%, from $601 million at the end of 2016.

● Net interest income increased to $34.2 million in 2017, an increase of $2.7 million or 8.4%, compared to 31.5 million in 2016, mainly as a result of growth of our loan and investment portfolios.

● Provision for loan losses decreased by $134,000 to $350,000 in 2017, compared to $484,000 in 2016, mainly due to a decrease in loan growth and overall credit quality improvements.

● The ratio of total non-performing loans to total loans decreased to 0.20% at December 31, 2017 from 0.50% at December 31, 2016. Management considers that the size of the ratio of non-performing assets to total loans is low and manageable, and reserves have been taken appropriately.

● Total noninterest income increased to $6.0 million in 2017, an increase of 35.4%, from $4.4 million in 2016, which is mainly attributable to merger related settlement payments from professional service providers.

● Total noninterest expense increased from $24.3 million in 2016 to $24.6 million in 2017, primarily due to general operating costs to support our growing loan and deposit portfolios.

●Provision from income taxes increased by $2.7 million to $6.1 million in 2017, mainly due to increased pre-tax earnings and a $983,000 deferred tax asset re-measurement following the passing of the U.S. Tax Cuts and Jobs Act of 2017.

These items, as well as other factors, contributed to the increase in net income for 2017 to $9.09 million from $7.67 million in 2016, which translates into $1.13 per diluted share in 2017 as compared to $0.95 per diluted share in 2016.

Over the past several years, our network of branches and loan production offices have expanded geographically. We currently maintain sixteen full-service offices. We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as our needs and resources permit.

2018 Outlook

As we begin our strategic business plan for 2018, we remained focused on relationship based expansion throughout our market area. We will continue to focus on increasing our loan-to-deposit ratio to expand our net interest margin, while attempting to control expenses and credit losses.

The decline of market interest rates to historic lows over the past years since the economic downturn in 2008, has had a negative impact on net interest income despite the increase recognized during 2016 and 2017, which was primarily due to growth of earning assets. We expect the current low interest rate environment could have a similar impact in 2018 unless interest rates continue to increase similar to 2017. The potential compression of net interest income and net interest margin would be a likely outcome if interest rates remain static or decline, given that our balance sheet is asset sensitive to interest rate changes primarily due to the number of variable rate loans and a high level of interest-earning cash balances. This could in turn result in further decrease on the yield of earning assets compared to the cost of deposits and other funds, which have already reached a floor which cannot reasonably be further reduced.

Recent trends in our economy prompted the Federal Reserve Open Market Committee, or FOMC, to increase the target federal funds by 0.25% in December 2016, March 2017 and June 2007. Given our asset sensitive balance sheet, our net interest income will be expected to benefit from interest rate increases, but any such benefit will be proportional to the increase in rates. If we experience an increase in our yield on earnings assets we could then determine to increase the interest rates we pay on our deposit accounts or change our promotional or other interest rates on new deposits in marketing activation programs to attempt to achieve a certain net interest margin. That said, in light of the current economic environment, if the rates increase is modest, it may not be possible to manage the interest margin in this manner, as competitive pressures may dictate that we increase deposit rates at a faster rate than the earning assets increase, thereby offsetting any gains to the net interest margin. The economies and real estate markets in our primary market areas will continue to be significant determinants of the quality of our assets in future periods and, thus, our results of operations, liquidity and financial condition.

For 2018, management remains focused on the above challenges and opportunities and other factors affecting the business similar to the factors driving 2017 results as discussed in this section.

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

The Company files income tax returns in the U.S. federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2013.

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

We have established and documented a process for determining fair value. We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Whenever there is no readily available market data, management uses its best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of management's judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these financial statements. For detailed information on our use of fair value measurements and our related valuation methodologies, see Note 15 to the Consolidated Financial Statements in Item 8 of this report.

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

The adoption of Topic 606 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU was issued to address certain stranded tax effects in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act of 2017. The ASU provides companies the option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change from the newly enacted corporate tax rate is recorded. The amount of the reclassification would be calculated on the basis of the difference between the historical and newly enacted tax rates for deferred tax liabilities and assets related to items within accumulated other comprehensive income. The ASU requires companies to disclose its accounting policy related to releasing income tax effects from AOCI, whether it has elected to reclassify the stranded tax effects, and information about the other income tax effects that are reclassified. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods, therein, and early adoption is permitted for public business entities for which financial statements have not yet been issued. As of December 31, 2017, the Company adopted the ASU and made a reclassification adjustment from accumulated other comprehensive income to retained earnings on the Consolidated Statements of Shareholders' Equity, related to the stranded tax effects due to the change in the federal corporate tax rate applied on the unrealized gains (losses) on investments on a portfolio basis, to reflect the provisions of this ASU.

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

Overview

We recorded net income for the year ended December 31, 2017 of $9,094,000 or $1.13 per diluted share compared to $7,665,000 or $0.95 per diluted share for the year ended December 31, 2016. The increase in net income for the year ended December 31, 2017 was primarily due to an increase of $2,655,000 in net interest income, mainly from the growth of our loan and investment portfolios. Non-interest income increased by $1,563,000 in 2017, as a result of non-recurring merger related settlement payments, gains from the sales of an OREO and a fixed asset property and transaction based service fees from a larger volume of transaction deposit accounts. The loan loss provisions decreased by $134,000 due to improved credit quality and slower loan growth during 2017, compared to 2016. Partially offsetting these positive factors was an increase of $250,000 in non-interest expense associated with general operating overhead to support the growth of our loan and deposit portfolios, and an increase in income tax provision of $2,673,000 due to higher levels of pre-tax earnings and a $983,000 deferred tax asset adjustment related to the U.S. Tax Cuts and Jobs Act of 2017.

Highlights of the financial results are presented in the following table:

	As of and for the years ended December 31,
(Dollars in thousands, except per share data)	2017	2016	2015
For the period:
Net income available to common shareholders	$9,094	$7,665	$4,908
Net income per common share:
Basic	$1.13	$0.95	$0.61
Diluted	$1.13	$0.95	$0.61
Return on average common equity	10.41%	9.43%	6.41%
Return on average assets	0.91%	0.83%	0.63%
Common stock dividend payout ratio of earnings during the period	22.23%	25.31%	34.54%
Efficiency ratio	60.66%	63.13%	68.07%
At period end:
Book value per common share	$11.21	$10.19	$9.69
Total assets	$1,034,852	$1,002,110	$897,038
Total gross loans	$662,544	$610,949	$541,032
Total deposits	$938,882	$914,093	$814,691
Net loan-to-deposit ratio	69.55%	65.76%	65.10%

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

For a detailed analysis of interest income and interest expense, see the “Average Balance Sheets” and the “Rate/Volume Analysis” below.

	Distribution, Yield and Rate Analysis of Net Income
	For the Years Ended December 31,
(Dollars in Thousands)	2017			2016
	Average Balance	Interest Income/ Expense	Avg Rate/ Yield	Average Balance	Interest Income/ Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$624,447	$29,227	4.68%	$578,339	$27,482	4.75%
Securities of U.S. government agencies	15,289	196	1.28%	6,460	76	1.18%
Other investment securities (2)	156,310	5,410	3.46%	140,000	5,071	3.62%
Federal funds sold	8,997	100	1.11%	7,003	35	0.50%
Interest-earning deposits	134,411	1,513	1.13%	122,996	667	0.54%
Total interest-earning assets	939,454	36,446	3.88%	854,798	33,331	3.90%
Total noninterest earning assets	62,460			72,527
Total Assets	$1,001,914			$927,325
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-Earning DDA	200,942	292	0.15%	173,223	161	0.09%
Money market deposits	289,155	553	0.19%	287,010	316	0.11%
Savings deposits	69,348	51	0.07%	74,669	117	0.16%
Time certificates over $250,000	20,273	74	0.37%	19,560	63	0.32%
Other time deposits	31,877	95	0.30%	33,356	107	0.32%
Other borrowings	0	0	1.80%	13	0	1.51%
Total interest-bearing liabilities	611,595	1,065	0.17%	587,831	764	0.13%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	297,364			254,001
Other liabilities	5,566			4,220
Total noninterest-bearing liabilities	302,930			258,221
Shareholders' equity	87,389			81,273
Total liabilities and shareholders' equity	$1,001,914			$927,325
Net interest income		$35,381			$32,567
Net interest spread (3)			3.71%			3.77%
Net interest margin (4)			3.77%			3.81%

(1)	Loan fees have been included in the calculation of interest income.
(2)	Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents (FTE), based on a federal marginal tax rate of 34.0%.
(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(4)	Represents net interest income as a percentage of average interest-earning assets.

Net interest income, on a fully tax equivalent basis (FTE), increased $2,814,000 or 8.6% to $35,381,000 for the year ended December 31, 2017, compared to $32,567,000 in 2016. Net interest spread and net interest margin were 3.71% and 3.77%, respectively, for the year ended December 31, 2017, compared to 3.77% and 3.81%, respectively, for the year ended December 31, 2016. Overall, the Company has experienced net interest margin compression since the economic downturn in 2008 for several reasons: 1) deposit interest rates have essentially reached a threshold from which they cannot reasonably be further reduced, 2) competition in the lending market has driven new loan rates down, 3) loan and investment portfolio yields have decreased due to contractual repricing but have stabilized over the past two years and 4) deposit growth has out-paced loan growth and the elevated interest-bearing cash balances, which yielded approximately 1.13% on average during 2017, have compressed our net interest margin.

The cost of funds on interest-bearing liabilities increased slightly to 0.17% in 2017 compared to 0.13% in 2016 as our excess liquidity has allowed us to keep deposit rates low on a relative basis. Average non-interest-bearing demand deposit balances increased by $43,363,000 in 2017 compared to 2016, which contributed in maintaining our low cost of funds.

Our earning asset yield decreased 2 basis points in 2017 compared to 2016. The yield on loans recognized a decrease of 7 basis points for 2017 compared to 2016, which was primarily due to loan repricing of variable rate loans, competitive pressure keeping rates low on new loans, and a decrease in loan discount accretion. The decrease in loan yield was offset by deploying a portion of the low yielding cash equivalent balances into loan and investment balances which recognized increased average balances of $46,108,000 and $25,139,000, respectively, in 2017 as compared to 2016. Lastly, the recent Federal Reserve interest rate hikes have had a positive impact to our earning asset yield given the large interest-earning cash balances we hold.

Changes in volume resulted in an increase in net interest income (FTE) of $2,941,000 for the year of 2017 compared to the year 2016, and changes in interest rates and the mix resulted in a decrease in net interest income (FTE) of $127,000 for the year 2017 versus the year 2016. Management closely monitors both total net interest income and the net interest margin.

Market rates are in part based on the FOMC target Federal funds interest rate (the interest rate banks charge each other for short-term borrowings).  The change in the Federal funds sold rates is the result of target rate changes implemented by the FOMC.  In 2008, there were seven downward adjustments to the target rate totaling 325 basis points, bringing the target interest rate to a historic low with a range of 0% to 0.25% where it remained until December 2015 when the FOMC increased by 0.25% to a range of 0.25% to 0.50%. The FOMC increased the Federal funds rate again in December 2016 by 0.25% to a range of 0.50% to 0.75%. In 2017, the FOMC increased the Federal funds rate by 0.25% on three occasions resulting in a range of 1.25% to 1.50% as of December 31, 2017.

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

	Rate/Volume Analysis of Net Interest Income

	For the Year Ended December 31,			For the Year Ended December 31,
(Dollars in Thousands)	2017 vs. 2016			2016 vs. 2015
	Increases (Decreases)			Increases (Decreases)
	Due to Change In			Due to Change In

	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Net loans (1)	$2,191	$(446)	$1,745	$5,287	$140	$5,427
Securities of U.S. government agencies	104	16	120	(31)	(34)	(65)
Other investment securities	591	(252)	339	832	(163)	669
Federal funds sold	10	55	65	(17)	18	1
Interest-earning deposits	62	784	846	30	333	363
Total interest income	2,958	157	3,115	6,101	294	6,395
Interest expense:
Interest-earning DDA	$26	$105	$131	$26	$50	$76
Money market deposits	2	235	237	21	12	33
Savings deposits	(8)	(58)	(66)	30	32	62
Time certificates over $250,000	2	9	11	9	28	37
Other time deposits	(5)	(7)	(12)	2	(61)	(59)
Total interest expense	17	284	301	88	61	149
Change in net interest income	$2,941	$(127)	$2,814	$6,013	$233	$6,246

(1)	Loan fees have been included in the calculation of interest income.

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

The Company recorded a provision for loan losses of $350,000 during the year ended December 31, 2017 mainly to provide an adequate loan loss reserve for the new loan fundings, as compared to provisions of $484,000 for the year ended December 31, 2016. Nonperforming loans were $1,311,000 at December 31, 2017 and $3,037,000 at December 31, 2016, or 0.20% and 0.50%, respectively, of total loans. Nonperforming loans are primarily in nonperforming real estate construction and development loans. The allowance for loan losses was $8,166,000 and $7,832,000 at December 31, 2017 and 2016, or 1.23% and 1.28%, respectively, of total loans. The decrease in the allowance for loan losses as a percentage of total loans is due to the decrease in non-accrual loans and noted trends in improved credit quality. The continued credit quality improvement has resulted in relatively low net charge-off totals of $16,000 in 2017 and $8,000 in 2016.

The Company will continue to monitor the adequacy of the allowance for loan losses and make additions to the allowance in accordance with the analysis referred to above. Because of uncertainties inherent in estimating the appropriate level of the allowance for loan losses, actual results may differ from management’s estimate of credit losses and the related allowance.

Noninterest Income

The following table sets forth a summary of noninterest income for the periods indicated:

Noninterest Income

(Dollars in thousands)

	For the Years Ended December 31,
	2017		2016
	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$1,424	23.8%	$1,354	30.7%
Earnings on cash surrender value of life insurance	514	8.6%	441	10.0%
Mortgage commissions	168	2.8%	204	4.6%
Gains on called/sold securities	395	6.6%	52	1.2%
Other income	3,475	58.2%	2,362	53.5%
Total	$5,976	100.0%	$4,413	100.0%

Average assets	$1,001,914		$927,325
Noninterest income as a % of average assets		0.6%		0.5%

Noninterest income was $5,976,000 for the year ended December 31, 2017, compared to $4,413,000 for the year 2016. In 2017, other income increased by $1,113,000, which was attributable to merger related settlement payments of $938,000 from professional service providers, a $211,000 gain on sale of an OREO property, and a $108,000 gain on sale of a fixed asset property. Gains on called securities increased from $52,000 in 2016 to $395,000 in 2017, mainly from one security that was called during the first quarter of 2017. Earnings on cash surrender value of life insurance and gains recognized a gain of $73,000 in 2017 compared to 2016, due to the additional life insurance policies totaling $4 million purchased on certain directors and officers during the fourth quarter of 2016. Service charge income increased to $1,424,000 for the year 2017 compared to $1,354,000 for the year 2016, as a result of the increase in the aggregate number of transaction deposit accounts and corresponding service fee income. Mortgage commissions have decreased by $36,000 or 17.6% for the year 2017, as compared to 2016, as a result of the decreased demand for home purchases and refinancing. The Company continues to evaluate its deposit product offerings with the intention of continuing to expand its offerings to the consumer and business depositors.

Noninterest Expense

The following table sets forth a summary of noninterest expenses for the periods indicated:

Noninterest Expense

(Dollars in thousands)

	For the Years Ended December 31,
	2017		2016
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$14,110	57.4%	$13,564	55.8%
Occupancy expenses	3,346	13.6%	3,284	13.5%
Data processing fees	1,560	6.4%	1,604	6.6%
Regulatory assessments (FDIC & DBO)	492	2.0%	643	2.6%
Other operating expenses	5,057	20.6%	5,220	21.5%
Total	$24,565	100.0%	$24,315	100.0%

Average assets	$1,001,914		$927,325
Noninterest expenses as a % of average assets		2.5%		2.6%

Noninterest expense was $24,565,000 for the year ended December 31, 2017, an increase of $250,000 or 1.0% compared to $24,315,000 for the year ended 2016. Salaries and employee benefits increased by $546,000 in 2017 to $14,110,000 compared to the prior year. To support loan and deposit growth and continue our emphasis on superior customer service, we increased our full-time equivalent staff by four as of December 31, 2017 compared to last year, which resulted in increased salary expense and group medical insurance benefits. Occupancy expense realized an increase of $62,000 in 2017 compared to the prior year, primarily from rent and other overhead expenses.

Data processing costs decreased in 2017 over 2016 by $44,000, primarily due to cost efficiencies gained since the data systems conversion completed during the second quarter of 2016 that was related to a business combination in 2015.

FDIC and DBO (California Department of Business Oversight) regulatory assessments decreased by $151,000 to $492,000 in 2017 compared to $643,000 in 2016. The initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC and our risk profile was stable during 2016 and 2017, with a slight improvement for both years in asset quality metrics that are included in the risk profile. In April of 2016 the FDIC changed the methodology for determining the assessment rate, which appeared on the December 31, 2016 invoice. The result was a reduction in our assessment rate, however we expect to be offset by deposit growth in 2018. The decrease to our recorded expense in 2017 was despite the higher deposit balances in 2017, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis.

Other operating expenses decreased in 2017 by $163,000 compared to 2016, primarily due to a decrease in OREO expense from $385,000 in 2016 to $82,000 in 2017, which was partially offset by various operating expense increases that were necessary to support the growing loan and deposit portfolios.

Management anticipates that noninterest expense will continue to increase as we continue to grow, and management believes the Company’s administration as currently set up is scalable to handle future deposit growth.  However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Provision for Income Taxes

We reported a provision for income taxes of $6,147,000 and $3,474,000 for the years 2017 and 2016, respectively. The effective income tax rate on income from continuing operations was 40.3% for the year ended December 31, 2017 compared to 31.2% for the year 2016. Included in the 2017 tax provision is the deferred tax asset re-measurement adjustment of $983,000 related to the U.S. Tax Cut and Jobs Act of 2017, which lowered the corporate federal income tax rate to 21% effective for the 2018 tax year. Excluding this adjustment the effective tax rate on core operations would have been 33.9% in 2017. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans). With the exception of the deferred tax asset adjustment, the disparity between the effective tax rates for 2017 as compared to 2016 is primarily due to tax credits from California Enterprise Zones and low income housing projects as well as tax free-income on municipal securities and loans that comprised a larger proportion of pre-tax income in 2016 as compared to 2017. We have not been subject to an alternative minimum tax ("AMT") during these periods.

Financial Condition

The Company’s total assets were $1,035,000 at December 31, 2017 compared to $1,002,000 at December 31, 2016, an increase of $33,000 or 3.3%. Net loans increased $51,885,000, investments increased $22,027,000, bank premises and equipment increased $790,000, interest receivable and other assets increased $121,000, while cash and cash equivalents decreased $41,637,000 for the year ended December 31, 2017 as compared to December 31, 2016.

Loans gross of the allowance for loan losses and deferred fees were $662,544,000 at December 31, 2017, compared to $610,949,000 at December 31, 2016, an increase of $51,595,000 or 8.4%. The increase was primarily due to an increase of $38,295,000 or 8.0% in commercial real estate loans, an increase of $5,409,000 or 8.4% in commercial and industrial loans, a decrease of $1,589,000 or 14.1% in consumer loans and consumer residential loans and an increase of $9,480,000 or 33.3% in agriculture loans. The composition of the loan portfolio categories remained relatively unchanged as a percentage of total loans, with commercial real estate comprising 78% of the loan portfolio at December 31, 2017 and 2016.

Deposits increased $24,789,000 or 2.7% to $938,882,000 at December 31, 2017 compared to $914,093,000 at December 31, 2016. Money Market, Savings and Time Deposits decreased by $3,301,000, $5,492,000 and $4,871,000, respectively, while Demand increased by $38,453,000, as of December 31, 2017 as compared to December 31, 2016.

There were no short-term borrowing or long-term debt outstanding balances at December 31, 2017 and 2016. The Company uses short-term borrowings, primarily short-term FHLB advances, to fund short-term liquidity needs and manage net interest margin.

Equity increased $8,317,000 or 10.1% to $90,767,000 at December 31, 2017, compared to $82,450,000 at December 31, 2016.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of December 31, 2017, and 2016, we had $6,205,000 and $11,785,000, respectively, in federal funds sold.

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

Our investment securities holdings increased by $22,027,000 or 13.7%, to $182,360,000 at December 31, 2017, compared to holdings of $160,333,000 at December 31, 2016. Total investment securities as a percentage of total assets increased to 17.6% as of December 31, 2017 compared to 16.0% at December 31, 2016. As of December 31, 2017, $109,158,000 of the investment securities were pledged to secure public deposits.

As of December 31, 2017, the total unrealized loss on securities that were in a loss position for less than 12 continuous months was $316,000 with an aggregate fair value of $50,603,000. The total unrealized loss on securities that were in a loss position for greater than 12 continuous months was $1,112,000 with an aggregate fair value of $29,932,000.

The following table summarizes the book value and fair value and distribution of our investment securities as of the dates indicated:

Investment Securities Portfolio

	December 31, 2017		December 31, 2016		December 31, 2015
	Amortized	Market	Amortized	Market	Amortized	Market
Dollars in Thousands	Cost	Value	Cost	Value	Cost	Value
Available-for-Sale:
U.S. agencies	$29,741	$29,972	$27,879	$28,286	$31,815	$32,868
Collateralized mortgage obligations	2,628	2,593	4,159	4,109	2,729	2,719
Municipal securities	91,201	93,067	77,957	78,329	66,535	68,586
SBA Pools	11,818	11,850	7,219	7,168	811	806
Corporate debt	19,358	18,789	21,349	20,563	13,497	13,420
Asset backed Securities	22,866	22,977	18,888	18,819	10,321	10,138
Mutual fund	3,344	3,112	3,264	3,059	3,172	3,009
Total investment securities	$180,956	$182,360	$160,715	$160,333	$128,880	$131,546

At December 31, 2017, there was ten corporate debts, five municipalities, four U.S. agencies, two SBA pools, one asset backed security, one collateralized mortgage obligation and one mutual fund that comprised the total securities in an unrealized loss position for greater than 12 months and forty municipalities, six U.S. agencies, three asset backed securities, one collateralized mortgage obligation, one SBA pool and one corporate debt that make up the total securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and volatility of the security’s fair value. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes and the Company does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security. As of December 31, 2017, we did not have any investment securities that constituted 10% or more of the stockholders’ equity of any third party issuer.

The following table summarizes the maturity and repricing schedule of our investment securities at their amortized cost and their weighted average yields at December 31, 2017:

Investment Maturities and Repricing Schedule

			After One But		After Five But
(Dollars in Thousands)	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale:
U.S. agencies	$11,252	1.00%	$3,797	4.41%	$2,015	2.99%	$12,677	2.79%	$29,741	2.33%
Collateralized mortgage obligations	1,101	2.46%	0	0.00%	0	0.00%	1,527	2.08%	2,628	2.24%
Municipalities	7,607	4.47%	49,483	3.28%	30,732	4.82%	3,379	5.99%	91,201	4.00%
SBA Pools	11,818	3.00%	0	0.00%	-	0.00%	0	0.00%	11,818	3.00%
Corporate debt	17,043	2.81%	2,315	2.81%	0	0.00%	0	0.00%	19,358	2.81%
Asset Backed Securities	22,866	2.49%	0	0.00%	-	0.00%	0	0.00%	22,866	2.49%
Mutual Fund	0	0.00%	0	0.00%	0	0.00%	3,344	3.12%	3,344	3.12%
Total Investment Securities	$71,687	2.63%	$55,595	3.34%	$32,747	4.71%	$20,927	3.31%	$180,956	3.30%

Yields in the above table have been adjusted to a fully tax equivalent basis. Securities are reported at the earliest possible call, repricing or maturity date.

Loans

The following table sets forth the amount of total loans outstanding (including unearned income) and the percentage distributions in each category, as of the dates indicated.

(Dollars in Thousands)	YEARS ENDED DECEMBER 31,
	2017	2016	2015	2014	2013
Commercial real estate	$517,150	$478,855	$423,047	$358,398	$332,874
Commercial and industrial	69,610	64,201	63,776	54,051	48,787
Consumer	689	767	774	805	883
Consumer residential	37,161	38,672	32,588	25,464	25,623
Agriculture	37,934	28,454	20,847	15,753	11,272
Unearned income	(1,389)	(2,013)	(3,282)	(446)	(624)
Total Loans, net of unearned income	$661,155	$608,936	$537,750	$454,025	$418,815

Participation loans sold and serviced by the Bank	19,722	21,348	19,848	16,243	11,733

Commercial real estate	78.2%	78.6%	78.7%	78.9%	79.5%
Commercial and industrial	10.5%	10.5%	11.9%	11.9%	11.6%
Consumer	0.1%	0.1%	0.1%	0.2%	0.2%
Consumer residential	5.6%	6.4%	6.1%	5.6%	6.1%
Agriculture	5.8%	4.7%	3.9%	3.5%	2.7%
Unearned income	-0.2%	-0.3%	-0.6%	-0.1%	-0.1%
Total Loans, net of unearned income	100.0%	100.0%	100.0%	100.0%	100.0%

Commercial real estate loans increased $38,295,000 in 2017 as compared to 2016, as a result of the increased demand by qualified borrowers in our serving area. Of the commercial real estate loans at December 31, 2017, 57% are non-owner occupied and 43% are owner occupied. Our commercial real estate loan portfolio is weighted towards term loans for which the primary source of repayment is cash flow from net operating income of the real estate property.

Commercial and industrial loans increased $5,409,000 in 2017 as compared to 2016. We have historically targeted well-established local businesses with strong guarantors that have proven to be resilient in periods of economic stress.

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

The following table summarizes our commercial real estate loan portfolio by the geographic location in which the property is located as of December 31, 2017 and 2016:

Commercial Real Estate Loans Outstanding by Geographic Location

(Dollars in Thousands)	December 31, 2017		December 31, 2016
Commercial real estate loans by geographic location (County)	Amount	% of Commercial Real Estate Loans	Amount	% of Commercial Real Estate Loans
Stanislaus	$173,479	33.5%	$170,200	35.5%
San Joaquin	90,275	17.5%	91,491	19.1%
Fresno	35,711	6.9%	28,710	6.0%
Tuolumne	33,648	6.5%	33,912	7.1%
Sacramento	20,501	4.0%	18,621	3.9%
Merced	17,276	3.3%	19,263	4.0%
Marin	12,658	2.4%	3,571	0.7%
San Luis Obispo	11,424	2.2%	11,715	2.4%
Contra Costa	10,373	2.0%	5,589	1.2%
Madera	9,766	1.9%	10,005	2.1%
Sonoma	8,544	1.7%	6,153	1.3%
Calaveras	8,399	1.6%	8,601	1.8%
Inyo	7,176	1.4%	7,467	1.6%
Alameda	6,675	1.3%	6,892	1.4%
Mono	6,529	1.3%	6,769	1.4%
San Francisco	5,521	1.1%	5,633	1.2%
Solano	5,311	1.0%	5,069	1.1%
Butte	4,162	0.8%	4,243	0.9%
Santa Clara	2,784	0.5%	3,010	0.6%
Other	46,938	9.1%	31,941	6.7%
Total	$517,150	100.0%	$478,855	100.0%

Construction and land loans are classified as commercial real estate loans and increased $8.1 million in 2017 as compared to 2016.  The table below shows an analysis of construction loans by type and location. Non-owner-occupied land loans of $10.1 million at December 31, 2017 included loans for lands specified for commercial development of $4.3 million and for residential development of $5.8 million, the majority of which are located in Stanislaus County.

Construction and Land Loans Outstanding by Type and Geographic Location

(Dollars in Thousands)	December 31, 2017		December 31, 2016
Construction and land loans by type	Amount	% of Construction and Land Loans	Amount	% of Construction and Land Loans
Single family non-owner-occupied	$1,040	2.5%	$6,210	18.7%
Single family owner-occupied	1,039	2.5%	376	1.1%
Commercial non-owner-occupied	20,989	50.8%	10,360	31.2%
Commercial owner-occupied	8,197	19.8%	6,432	19.4%
Land non-owner-occupied	10,072	24.4%	9,823	29.6%
Total	$41,337	100.0%	$33,201	100.0%

Construction and land loans by geographic location (County)	Amount	% of Construction and Land Loans	Amount	% of Construction and Land Loans
Fresno	$9,782	23.7%	$218	0.7%
Placer	6,804	16.5%	3,980	12.0%
San Joaquin	4,994	12.1%	4,900	14.8%
Stanislaus	4,954	12.0%	10,804	32.5%
Los Angeles	3,687	8.9%	1,470	4.4%
San Mateo	1,940	4.7%	1,864	5.6%
Mono	1,767	4.3%	2,495	7.5%
Solano	1,505	3.6%	1,080	3.3%
Tuolumne	1,395	3.4%	1,406	4.2%
Shasta	1,222	2.9%	0	0.0%
Contra Costa	975	2.3%	370	1.1%
Monterey	898	2.2%	0	0.0%
Sacramento	600	1.4%	0	0.0%
Calaveras	402	1.0%	1,047	3.1%
Inyo	39	0.1%	92	0.3%
Merced	0	0.0%	1,630	4.9%
Nevada	0	0.0%	818	2.5%
Kings	0	0.0%	580	1.8%
Other	373	0.9%	447	1.4%
Total	$41,337	100.0%	$33,201	100.0%

Loan Maturities

The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio, as of December 31, 2017. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The large majority of the variable rate loans are tied to independent indices (such as the Wall Street Journal prime rate or a Treasury Constant Maturity Rate). Substantially all loans with an original term of more than five years have provisions for the fixed rates to reset, or convert to a variable rate, after one, three or five years and are therefore classified as a variable rate loan in the table below.

	Loan Maturities and Repricing Schedule At December 31, 2017
	Within One Year	After One But Within Five Years	After Five Years	Total

Commercial real estate	$98,669	$293,432	$125,049	$517,150
Commercial & industrial	33,377	28,718	7,515	69,610
Consumer	307	330	52	689
Consumer residential	3,338	9,244	24,579	37,161
Agriculture	34,623	2,992	319	37,934
Unearned income	(357)	(702)	(330)	(1,389)
Total loans, net of unearned income	$169,957	$334,014	$157,184	$661,155

Loans with variable (floating) interest rates	$153,069	$256,957	$72,782	$482,808
Loans with predetermined (fixed) interest rates	$16,888	$77,057	$84,402	$178,347

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

The Company had nonperforming loans of $1.31 million at December 31, 2017, as compared to $3.04 million at December 31, 2016, $5.82 million at December 31, 2015, $4.70 million at December 31, 2014 and $2.34 million at December 31, 2013. The ratio of nonperforming loans over total loans was 0.20%, 0.50%, 1.07%, 1.03% and 0.56% at December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

In addition, the Company held two OREO properties with outstanding balances of approximately $253,000 as of December 31, 2017, one of which consisted of residential land acquired through foreclosure that was written down to a zero balance because the public utilities have not been obtainable rendering these land lots unmarketable at this time. The Company held three OREO properties with outstanding balances of approximately $1,210,000 as of December 31, 2016, five OREO properties with outstanding balances of approximately $2,066,000 as of December 31, 2015 and held three properties with balances of approximately $884,000 and $916,000 as of December 31, 2014 and 2013, respectively.

Management believes that the reserve provided for nonperforming loans, together with the tangible collateral, were adequate as of December 31, 2017. See “Allowance for Loan Losses” below for further discussion. Except as disclosed above, as of December 31, 2017, management was not aware of any material credit problems of borrowers that would cause it to have serious doubts about the ability of a borrower to comply with the present loan payment terms. However, no assurance can be given that credit problems may exist that may not have been brought to the attention of management, or that credit problems may not arise in the future.

The following table provides information with respect to the components of our nonperforming assets as of the dates indicated. (The figures in the table are net of the portion guaranteed by the U.S. Government):

(Dollars in Thousands)	At December 31,
	2017	2016	2015	2014	2013
Nonaccrual loans(1)
Commercial real estate	$993	$2,715	$2,790	$4,363	$2,322
Commercial and industrial	302	306	322	337	18
Consumer	0	0	0	0	0
Consumer residential	16	16	0	0	0
Agriculture	0	0	2704	0	0
Total	$1,311	$3,037	$5,816	$4,700	$2,340

Loans 90 days or more past due and still accruing (as to principal or interest):
Commercial real estate	$0	$0	$0	$0	$0
Commercial and industrial	0	0	0	0	0
Consumer	0	0	0	0	0
Consumer residential	0	0	0	0	0
Agriculture	0	0	0	0	0
Total	0	0	0	0	0

Total nonperforming loans	1,311	3,037	5,816	4,700	2,340

Other real estate owned	253	1,210	2,066	884	916
Total nonperforming assets	$1,564	$4,247	$7,882	$5,584	$3,256

Accruing restructured loans (2)
Commercial real estate	$0	$0	$0	$0	$0
Commercial and industrial	0	0	0	0	0
Consumer	0	0	0	0	0
Consumer residential	0	0	0	0	0
Agriculture	0	0	0	0	0
Total	0	0	0	0	0

Total impaired loans	$1,311	$3,037	$5,816	$4,700	$2,340

Nonperforming loans as a percentage of total loans	0.20%	0.50%	1.07%	1.03%	0.56%
Nonperforming assets as a percentage of total loans and other real estate owned	0.24%	0.69%	1.45%	1.23%	0.77%
Allowance for loan losses as a percentage of nonperforming loans	622.88%	257.89%	126.48%	160.30%	327.37%

(1) During the fiscal year ended December 31, 2017 and 2016, no interest income related to these loans was included in net income while on nonaccrual status. Additional interest income of approximately $114,000 and $156,000 would have been recorded during the year ended December 31, 2017 and 2016, respectively, if these loans had been paid in accordance with their original terms.

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

The balance of our allowance for loan losses is Management's best estimate of the probable losses inherent in the portfolio. The ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including the real estate market, changes in interest rate and economic and political environments.

Historically, over the past five years, the economic recovery has had a positive impact on the financial stability of our borrowers resulting in improvements in credit quality of our loan portfolio which has allowed us to reduce the reserve for loan losses. In 2017, we have continued to benefit from the improved credit quality but due to strong loan growth, we recognized an increase of $334,000 in the allowance for loan losses to $8,166,000 at December 31, 2017, as compared with $7,832,000 at December 31, 2016. Such allowances were $7,356,000, $7,534,000 and $7,659,000 at December 31, 2015, 2014 and 2013, respectively. In 2017, the allowance for loan losses as a percentage of total loans decreased corresponding to our improved credit quality and loan growth, as reflected in the ratios of 1.23%, 1.28%, 1.36%, 1.66% and 1.83%, at the end of 2017, 2016, 2015, 2014 and 2013, respectively. The decrease at the end of 2015, and to a lesser degree in 2016 and 2017, is due in part to the acquisition of $42,831,000 in loans from a business combination which are recorded at fair value and therefore do not require a loan loss reserve. Based on the current conditions of the loan portfolio, management believes that the $8,166,000 allowance for loan losses at December 31, 2017 is adequate to absorb losses inherent in our loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

Diversification, low loan-to-values, strong credit quality and enhanced credit monitoring contribute to a reduction in the portfolio’s overall risk, and help to offset the economic risk. The impact of the economic environment will continue to be monitored, and adjustments to the provision for loan loss will be made accordingly. During 2017, the Company recognized net loan charge-offs of $16,000 as compared to $8,000 and $53,000 in 2016 and 2015, respectively. In 2014, we recorded net loan recoveries of $1,752,000, primarily from one loan for which we received a net settlement of $2,923,000, resulting in a recovery of $1,877,000. In 2013, the weak business climate adversely impacted the financial conditions of some of our clients and resulted in net loan charge-offs of $616,000.

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

Although management believes the allowance at December 31, 2017 was adequate to absorb losses from any known and inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect our service areas or other variables will not result in increased losses in the loan portfolio in the future.

As of December 31, 2017, our allowance for loan losses consisted of amounts allocated to three phases of our methodology for assessing loan loss allowances, as follows (see details of methodology for assessing allowance for loan losses in the section entitled “Critical Accounting Policies”):

(Dollars in Thousands)	Years Ended December 31,
Phase of Methodology	2017	2016	2015
Specific review of individual loans	$680	$680	$722
Review of portfolio based on loss trends and current economic climate	4,780	4,543	4,423
Review of portfolio based on inherent risk and other subjective factors	2,706	2,609	2,211
	$8,166	$7,832	$7,356

The Components of the Allowance for Loan Losses

As stated previously in "Critical Accounting Policies," the overall allowance consists of a specific allowance for individually identified impaired loans, an allowance factor for categories of credits with similar characteristics and trends, and an allowance for changing environmental factors.

The first component, the specific allowance, results from the analysis of identified problem credits and the evaluation of sources of repayment including collateral, as applicable. Through Management's ongoing loan grading process, individual loans are identified that have conditions that indicate the borrower may be unable to pay all amounts due under the contractual terms. These loans are evaluated individually by Management and specified allowances for loan losses are established when the discounted cash flows of future payments or collateral value of collateral-dependent loans are lower than the recorded investment in the loan. Generally with problem credits that are collateral-dependent, we obtain appraisals of the collateral at least annually. We may obtain appraisals more frequently if we believe the collateral value is subject to market volatility, if a specific event has occurred to the collateral (e.g. tentative map has been filed), or if we believe foreclosure is imminent.  Impaired loan balances decreased from $3,037,000 at December 31, 2016 to $1,311,000 at December 31, 2017.  The specific allowance totaled $680,000 at December 31, 2017 and 2016, as we charge off substantially all of our estimated losses related to specifically identified impaired loans as the losses are identified.

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

The total amount allocated for the second component is determined by applying loss estimation factors based on loss history to outstanding loans. At December 31, 2017 and 2016, the allowance allocated by categories of credits totaled $4.8 million and $4.5 million, respectively.

The third component of the allowance for loan losses is an economic and qualitative component that is intended to absorb losses caused by portfolio trends, concentration of credit, growth, and economic trends, as stated previously in "Critical Accounting Policies". At December 31, 2017 and 2016, the general valuation allowance, including the economic component, totaled $2.7 million and $2.6 million, respectively. Starting in late 2008, we witnessed financial difficulties experienced by borrowers in our market, where real estate sale prices declined and holding periods increased.  In the past several years, while published economic data indicates that the downturn is behind us, it is not clear at what speed the economy will recover. In response to this, we have been proactive in evaluating reserve percentages for economic and other qualitative loss factors used to determine the adequacy of the allowance for loan losses. The increase to the third component of the allowance for loan losses reflected such evaluation.

The table below summarizes, for the periods indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for loan losses:

Allowance for Loan Losses

(Dollars in thousands)	2017	2016	2015	2014	2013
Balances:
Average total loans outstanding during period	$624,447	$578,339	$466,509	$430,448	$396,953
Total loans outstanding at end of period	$662,544	$610,949	$541,032	$454,471	$419,438
Allowance for loan losses:
Balances at beginning of period	$7,832	$7,356	$7,534	$7,659	$7,975

Actual charge-offs:
Commercial real estate	0	0	0	103	436
Commercial and Industrial	0	0	32	0	0
Consumer	30	18	30	40	22
Consumer Residential	0	0	0	0	178
Agriculture	0	0	0	0	0
Total charge-offs	30	18	62	143	636

Recoveries on loans previously charged off:
Commercial real estate	0	4	5	1,882	8
Commercial and Industrial	0	0	0	0	0
Consumer	13	5	4	2	3
Consumer Residential	1	1	0	11	9
Agriculture	0	0	0	0	0
Total recoveries	14	10	9	1,895	20

Net loan charge-offs (recoveries)	16	8	53	(1,752)	616

Provision (reversal) for loan losses	350	484	(125)	(1,877)	300

Balance at end of period	$8,166	$7,832	$7,356	$7,534	$7,659

Ratios:
Net loan charge-offs (recoveries) to average total loans	0.00%	0.00%	0.01%	-0.41%	0.16%
Allowance for loan losses to total loans at end of period	1.23%	1.28%	1.36%	1.66%	1.83%
Net loan charge-offs (recoveries) to allowance for loan losses at end of period	0.20%	0.10%	0.72%	-23.25%	8.04%
Net loan charge-offs to provision for loan losses	4.57%	1.65%	N/A	N/A	205.33%

The table below summarizes the allowance for loan loss balance by type of loan balance at the end of each period (See “Loan Portfolio” above for a description of each type of loan balance):

Allocation of the Allowance for Loan Losses

(Dollars in thousands)	Amount Outstanding as of December 31,
	2017	2016	2015	2014	2013
Applicable to:
Commercial real estate	$6,331	$6,185	$5,920	$5,963	$6,248
Commercial and Industrial	813	697	627	720	663
Consumer	27	51	38	42	47
Consumer Residential	300	325	426	388	440
Agriculture	693	504	309	286	217
Unallocated	2	70	36	135	44
Total Allowance	$8,166	$7,832	$7,356	$7,534	$7,659

Other Earning Assets

For various business purposes, we make investments in earning assets other than the interest-earning securities and loans discussed above. The primary other earning assets held by the Company as of December 31, 2017 and 2016, includes the cash surrender value of the Bank Owned Life Insurance (“BOLI”) policies, Federal Home Loan Bank stock and Federal Reserve Bank stock. As of December 31, 2017 and 2016, we also held an investment in a low-income housing tax credit funds (“LIHTCF”) to promote our participation in CRA activities. The original investment was $1 million, and there were no unfunded commitments as of December 31, 2017 and 2016. We receive the return in the form of tax credits and tax deductions are expected to continue through the year 2022. The $1 million contribution is being amortized to other expenses over a term of 15 years, commensurate with the benefits received. In 2017, we made a $1 million commitment to a small business private equity partnership to promote our participation in CRA activities. We are a limited partner and the general partnership has received approval for partial funding from the U.S. Small Business Administration. Returns will be received in the form of dividends from the general partner. As of December 31, 2017, we have remaining commitments to fund an additional $720,000 on this investment.

The balances of other earning assets as of December 31, 2017 and December 31, 2016 were as follows:

(Dollars in Thousands)	December 31, 2017	December 31, 2016

BOLI	$18,517	$18,004
LIHTCF	$266	$328
Small business private equity partnership	$280	$0
Federal Reserve Bank Stock	$758	$758
Federal Home Loan Bank Stock	$3,377	$3,037

Deposits and Other Sources of Funds

Deposits

Total deposits at December 31, 2017 and 2016 were $938,882,000 and $914,093,000, respectively, representing an increase of $24,789,000 or 2.7% in 2017. The average deposits for the year ended December 31, 2017 increased $67,140,000 or 8.0% to $908,959,000 compared to $841,819,000 at December 31, 2016.

Deposits are the Company’s primary source of funds. Due to strategic emphasis by management, core deposits (based on definition provided by FDIC’s Uniform Bank Performance Report) increased by $26.0 million or 2.9% in 2017 to $918.8 million at December 31, 2017. The percentage of core deposits to total deposits increased slightly to 97.9% at December 31, 2017 as compared to 97.7% at December 31, 2016. The average rate paid on time deposits in denominations of over $250,000 was 0.37% and 0.32% for the years ended December 31, 2017 and 2016, respectively. The composition and cost of the Company's deposit base are important components in analyzing the Company's net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein. See “Net Interest Income and Net Interest Margin” for further discussion.

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

The following tables summarize the distribution of average daily deposits and the average daily rates paid for the periods indicated:

Distribution of Average Daily Deposits

	2017		2016		2015
	Average	Average	Average	Average	Average	Average
(Dollars in Thousands)	Balance	Rate	Balance	Rate	Balance	Rate

Demand	$498,306	0.06%	$427,224	0.04%	$332,505	0.03%
Money market	289,155	0.19%	287,010	0.11%	266,856	0.11%
Savings	69,348	0.07%	74,669	0.16%	48,130	0.11%
Time certificates of deposit of $250,000 or more	20,273	0.37%	19,560	0.32%	14,564	0.18%
Other time deposits	31,877	0.30%	33,356	0.32%	32,936	0.50%
Total deposits	$908,959	0.12%	$841,819	0.09%	$694,991	0.09%

The scheduled maturities of our time deposits in denominations of more than $250,000 at December 31, 2017 are, as follows:

Maturities of Time Deposits over $250,000

(Dollars in Thousands)

Three months or less	$1,889
Over three months through six months	3,267
Over six months through twelve months	3,867
Over twelve months	11,080
Total	$20,103

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Six of our clients carry deposit balances of more than 1% of our total deposits, one of which had a deposit balance of more than 3% of total deposits at December 31, 2017.

The Company had no brokered deposits as of December 31, 2017, as compared to $50,000 in brokered deposits as of December 31, 2016. The brokered deposits held by the Company at December 31, 2016 are from CDARS and ICS, a certificate of deposit and money market account program, respectively, that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer.

FHLB Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. We had no outstanding balances as of December 31, 2017 and 2016 and the average outstanding balance was $0 and $13,000 in 2017 and 2016, respectively.  See “Liquidity Management” below for the details on the FHLB borrowings program.

Return on Equity and Assets

The following table sets forth certain information regarding our return on equity and assets for the periods indicated:

	Year Ended December 31,
	2017	2016
Return on average assets	0.91%	0.83%
Return on average common equity	10.41%	9.43%
Dividend payout ratio	22.23%	25.31%
Equity to assets ratio	8.77%	8.23%

Deferred Compensation Obligations

We maintain a nonqualified, unfunded deferred compensation plan for certain key management personnel.  Under this plan, participating employees may defer compensation, which will entitle them to receive certain payments upon retirement, death, or disability.  The plan provides for payments commencing upon retirement and reduced benefits upon early retirement, disability, or termination of employment. At December 31, 2017 and 2016, our aggregate payment obligations under this plan totaled $8.0 million and $9.0 million, respectively.

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of December 31, 2017, and 2016, we had commitments to extend credit of $118.0 million and $110.8 million, respectively.  Obligations under standby letters of credit, included in total commitments to extend credit, were $1.9 million and $1.3 million at December 31, 2017 and 2016, respectively, and there were no obligations under commercial letters of credit for either period.

The effect on our revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used. For more information regarding our off balance sheet arrangements, see Note 13- Commitments and Other Contingencies- to our 2017 year-end consolidated financial statements located elsewhere in this report.

Contractual Obligations

The following chart summarizes certain contractual obligations of the Company as of December 31, 2017 (dollars in thousands):

Contractual Obligations	Less than 1 Year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations	$1,106	$2,081	$1,341	$2,320	$6,848
Supplemental retirement plans	60	246	316	2,425	3,047
Time deposit maturities	30,288	19,111	128	0	49,527
Total	$31,454	$21,438	$1,785	$4,745	$59,422

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

Since our deposit growth strategy emphasizes core deposit growth we have avoided relying on brokered deposits as a consistent source of funds. The Company had no brokered deposits as of December 31, 2017, as compared to $1,001,000 in brokered deposits as of December 31, 2016. The brokered deposits held by the Company at December 31, 2016 are from CDARS and ICS, a certificate of deposit and money market account program, respectively, that exchanges funds with other network banks to offer full FDIC insurance coverage to the customer.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio and stock issued by the FHLB. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. At December 31, 2017 and 2016, the Company had no FHLB advances outstanding and had sufficient collateral to borrow an additional $249.2 million and $236.7 million, respectively. In addition, the Company had lines of credit with its correspondent banks to purchase overnight federal funds totaling $30 million and 43 million at December 31, 2017 and 2016, respectively. No advances were made on these lines of credit as of December 31, 2017 and December 31, 2016.

The Company’s liquidity depends primarily on dividends paid to it as sole shareholder of the Bank. The Bank’s ability to pay dividends to the Company will depend on whether the Bank will be in a position to pay dividends based on regulatory requirements and the performance of the Bank.

Maintenance of adequate liquidity requires that sufficient resources be available at all time to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, loans and securities available for sale. Our liquid assets at December 31, 2017 and 2016 totaled approximately $254.8 million and $269.7 million, respectively. Our liquidity level measured as the percentage of liquid assets to total assets was 24.6% and 26.9% at December 31, 2017, and 2016, respectively.

Capital Resources and Capital Adequacy Requirements

In the past two years, our primary source of capital has been internally generated operating income through retained earnings. At December 31, 2017, total shareholders’ equity increased to $90.8 million, representing an increase of $8.3 million from December 31, 2016. The increase was due to net income of $9.1 million recorded to retained earnings, and an other comprehensive income increase of $1.1 million, net of income taxes, due to the positive effect that declining treasury yields had on the unrealized market value adjustment of our available for sale investment portfolio during 2017. These increases to equity were offset by common stock dividend payments totaling $2.0 million during 2017. As of December 31, 2017, we had no material commitments for capital expenditures.

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

As of December 31, 2017, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to the Bank’s capital ratios as of the dates specified:

	Regulatory Well- Capitalized Standards	December 31, 2017	December 31, 2016
Total capital to risk-weighted assets	10.0%	11.3%	11.3%
Tier I capital to risk-weighted assets	8.0%	10.3%	10.2%
Common equity tier 1 risk-weighted assets	6.5%	10.3%	10.2%
Tier I capital to average assets	5.0%	8.4%	8.1%

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

        Presented below, as of December 31, 2017 and 2016, is an analysis of the Company's interest rate risk as measured by changes in net interest income, for instantaneous and sustained parallel shifts of applicable interest rates, over one and two year projection periods:

As of December 31, 2017
	Interest Rate Shock Scenario
1 Year Projection	Down 100	Base	Up 100	Up 200	Up 300	Up 400
Interest Income	$35,234,439	$38,862,151	$42,586,669	$46,290,028	$49,995,200	$53,714,617
Interest Expense	408,511	1,124,179	3,614,402	6,112,566	8,610,729	11,108,895
Net Interest Income	$34,825,928	$37,737,972	$38,972,267	$40,177,462	$41,384,471	$42,605,722
% Change	-7.72%		3.27%	6.46%	9.66%	12.90%

2 Year Projection	Down 100	Base	Up 100	Up 200	Up 300	Up 400
Interest Income	$71,577,654	$81,317,727	$91,030,844	$100,684,042	$110,367,611	$120,126,177
Interest Expense	806,175	2,306,772	7,634,972	12,979,827	18,324,682	23,669,541
Net Interest Income	$70,771,479	$79,010,955	$83,395,872	$87,704,215	$92,042,929	$96,456,636
% Change	-10.43%		5.55%	11.00%	16.49%	22.08%

As of December 31, 2016
	Interest Rate Shock Scenario
1 Year Projection	Down 100	Base	Up 100	Up 200	Up 300	Up 400
Interest Income	$32,504,636	$35,544,297	$39,082,687	$42,598,313	$46,116,153	$49,644,814
Interest Expense	599,203	876,694	3,347,675	5,828,548	8,309,422	10,790,297
Net Interest Income	$31,905,433	$34,667,603	$35,735,012	$36,769,765	$37,806,731	$38,854,517
% Change	-7.97%		3.08%	6.06%	9.05%	12.08%

2 Year Projection	Down 100	Base	Up 100	Up 200	Up 300	Up 400
Interest Income	$65,934,756	$74,410,136	$83,506,893	$92,510,256	$101,535,680	$110,622,580
Interest Expense	1,209,154	1,804,999	7,122,100	12,460,074	17,798,047	23,136,025
Net Interest Income	$64,725,602	$72,605,137	$76,384,793	$80,050,182	$83,737,633	$87,486,555
% Change	-10.85%		5.21%	10.25%	15.33%	20.50%

        Management believes that our interest rate risk modeling overcomes three shortcomings of the typical maturity gap methodology. First, it does not use arbitrary repricing intervals and accounts for all expected future cash flows. Second, because our model projects cash flows of each financial instrument under different interest rate environments, it can incorporate the effect of embedded options on an institution's interest rate risk exposure. Third, it allows interest rates on different instruments to change by varying amounts in response to a change in market interest rates, resulting in more accurate estimates of cash flows.

        However, as with any method of gauging interest rate risk, there are certain shortcomings inherent to the methodology. The model assumes interest rate changes are instantaneous parallel shifts in the yield curve. In reality, rate changes are rarely instantaneous. The use of the simplifying assumption that short-term and long-term rates change by the same degree may also misstate historic rate patterns, which rarely show parallel yield curve shifts. Further, the model assumes that certain assets and liabilities of similar maturity or period to repricing will react in the same way to changes in rates. In reality, certain types of financial instruments may react in advance of changes in market rates, while the reaction of other types of financial instruments may lag behind the change in general market rates. When interest rates change, actual loan prepayments and actual early withdrawals from certificates may deviate significantly from the assumptions used in the model. Finally, this methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan clients' ability to service their debt. All of these factors are considered in monitoring the Company's exposure to interest rate risk.

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

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the Independent Auditors’ Report appear on pages F-1 through F-47 of this Report and are incorporated into this Item 8 by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the 1934 Act as of December 31, 2017. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is accumulated and communicated to our Management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2018 Annual Meeting of Shareholders.   The Company and the Company have adopted a Code of Ethics that applies to all staff including the Chief Executive Officer, and the Chief Financial Officer. A copy of the Code of Ethics will be provided to any person, without charge, upon written request to Corporate Secretary, Oak Valley Bancorp, 125 North Third Avenue, Oakdale, CA 95361.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 4 and 5 were required for those persons, the Company believes that for the 2017 fiscal year the officers and directors of the Company complied with all applicable filing requirements, except for the late filings for the directors in the table below:

Name	Form	Transaction Type	Transaction Date	# of Shares

Don Barton	4	Purchase	11/1/2017	1
Randolph Holder	4	Purchase	1/30/2017	2,925
Randolph Holder	4	Purchase	1/31/2017	1,000
Randolph Holder	4	Purchase	2/2/2017	1,228
Randolph Holder	4	Purchase	2/3/2017	1,000
Randolph Holder	4	Purchase	2/6/2017	350

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2018 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2018 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2018 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our Proxy Statement to be filed prior to the 2018 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of this Report:

(a)(1) Financial Statements

        The Financial Statements of the Company and the Report of Independent Registered Public Accounting Firm are set forth on pages F-1 through F-47.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “1934 Act”) the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Oakdale, California on March 15, 2018.

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

Signature	Title	Date

/s/ DONALD L. BARTON	Director	March 15, 2018
Donald Barton

/s/ CHRISTOPHER M. COURTNEY	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2018
Christopher M. Courtney

/s/ JEFFREY A. GALL	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 15, 2018
Jeffrey A. Gall

/s/ JAMES L. GILBERT	Director	March 15, 2018
James L. Gilbert

/s/ THOMAS A. HAIDLEN	Director	March 15, 2018
Thomas A. Haidlen

/s/ H. RANDOLPH HOLDER	Director	March 15, 2018
H. Randolph Holder

/s/ MICHAEL Q. JONES	Director	March 15, 2018
Michael Q. Jones

/s/ DANIEL J. LEONARD	Director	March 15, 2018
Daniel J. Leonard

/s/ RONALD C. MARTIN	Director	March 15, 2018
Ronald C. Martin

/s/ JANET S. PELTON	Director	March 15, 2018
Janet S. Pelton

/s/ DANNY L. TITUS	Director	March 15, 2018
Danny L. Titus

/s/ TERRANCE P. WITHROW	Director	March 15, 2018
Terrance P. Withrow

/s/ ALLISON C. LAFFERTY	Director	March 15, 2018
Allison C. Lafferty

Management’s Assessment of Internal Control over Financial Reporting

The management of Oak Valley Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system was designed to ensure that material information regarding our operations is made available to management and the board of directors to provide them reasonable assurance that the published financial statements are fairly presented. There are limitations inherent in any internal control, such as the possibility of human error and the circumvention or overriding of controls. As a result, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. As conditions change over time so too may the effectiveness of internal controls.

An internal control significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects a company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. An internal control material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Our management has evaluated our internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO 2013) of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The Company's independent registered public accounting firm has audited the Company's consolidated financial statements that are included in this annual report and the effectiveness of our internal control over financial reporting as of December 31, 2017 and issued their Report of Independent Registered Public Accounting Firm, appearing on the following page of this report. The audit report expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2017.

/s/ CHRISTOPHER M. COURTNEY	/s/ JEFFREY A. GALL
Christopher M. Courtney, President and Chief Executive Officer	Jeffrey A. Gall, Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Oak Valley Bancorp

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Oak Valley Bancorp and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework 2013 issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Moss Adams LLP

Los Angeles, California

March 15, 2018

We have served as the Company’s auditor since 1993.

OAK VALLEY BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	December 31,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$142,968	$179,025
Federal funds sold	6,205	11,785
Cash and cash equivalents	149,173	190,810

Securities available for sale	182,360	160,333
Loans, net of allowance for loan loss of $8,166 and $7,832 at December 31, 2017 and 2016, respectively	652,989	601,104
Cash surrender value of life insurance	18,517	18,004
Bank premises and equipment, net	14,478	13,688
Other real estate owned	253	1,210
Interest receivable and other assets	17,082	16,961

	$1,034,852	$1,002,110

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$938,882	$914,093
Interest payable and other liabilities	5,203	5,567
Total liabilities	944,085	919,660

Commitments and contingencies (Note 13)

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,098,605 and 8,088,455 shares issued and outstanding at December 31, 2017 and 2016, respectively	24,773	24,682
Additional paid-in capital	3,576	3,473
Retained earnings	61,429	54,520
Accumulated other comprehensive income (loss), net of tax	989	(225)
Total shareholders’ equity	90,767	82,450

	$1,034,852	$1,002,110

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)	Year Ended December 31,
	2017	2016
INTEREST INCOME
Interest and fees on loans	$29,128	$27,463
Interest on securities available for sale	4,504	4,124
Interest on federal funds sold	100	35
Interest on deposits with banks	1,513	667
Total interest income	35,245	32,289

INTEREST EXPENSE
Deposits	1,065	764
Total interest expense	1,065	764

Net interest income	34,180	31,525
Provision for loan losses	350	484

Net interest income after provision for loan losses	33,830	31,041

OTHER INCOME
Service charges on deposits	1,424	1,354
Earnings on cash surrender value of life insurance	514	441
Mortgage commissions	168	204
Gains on called securities	395	52
Other	3,475	2,362
Total non-interest income	5,976	4,413

OTHER EXPENSES
Salaries and employee benefits	14,110	13,564
Occupancy expenses	3,346	3,284
Data processing fees	1,560	1,604
Regulatory assessments (FDIC & DBO)	492	643
Other operating expenses	5,057	5,220
Total non-interest expense	24,565	24,315

Net income before provision for income taxes	15,241	11,139

Provision for income taxes	6,147	3,474
Net Income	$9,094	$7,665

Net income per common share	$1.13	$0.95

Net income per diluted common share	$1.13	$0.95

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEAR ENDED DECEMBER 31,
(in thousands)	2017	2016

Net income	$9,094	$7,665
Other comprehensive income:
Unrealized gains on securities:
Unrealized holdings gains (losses) arising during the period	2,182	(2,997)
Less: reclassification for net gains included in net income	(395)	(52)
Other comprehensive income (loss), before tax	1,787	(3,049)
Tax (expense) benefit related to items of other comprehensive income	(736)	1,255
Total other comprehensive income (loss)	1,051	(1,794)
Comprehensive income	$10,145	$5,871

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	YEAR ENDED DECEMBER 31, 2017 and 2016
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2016	8,078,155	$24,682	$3,217	$48,795	$1,569	$78,263
Restricted stock issued	17,000					0
Restricted stock forfeited	(6,700)					0
Cash dividends declared				(1,940)		(1,940)
Stock based compensation			256			256
Other comprehensive loss					(1,794)	(1,794)
Net income				7,665		7,665
Balances, December 31, 2016	8,088,455	$24,682	$3,473	$54,520	$(225)	$82,450

Stock options exercised	9,000	91				91
Restricted stock issued	8,000					0
Restricted stock forfeited	(6,850)					0
Cash dividends declared				(2,022)		(2,022)
Stock based compensation			103			103
Other comprehensive income					1,051	1,051
Reclassification				(163)	163	0
Net income				9,094		9,094
Balances, December 31, 2017	8,098,605	$24,773	$3,576	$61,429	$989	$90,767

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(dollars in thousands)	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,094	$7,665
Adjustments to reconcile net earnings to net cash from operating activities:
Provision for loan losses	350	484
Decrease in deferred fees/costs, net	(4)	(19)
Depreciation	1,124	1,252
Amortization of investment securities, net	841	409
Stock based compensation	103	256
Gain on sale of premises and equipment	(109)	(4)
OREO (gain) loss on sales and write downs	(211)	96
Gain on sales and calls of available for sale securities	(395)	(52)
Earnings on cash surrender value of life insurance	(514)	(441)
Decrease (increase) in deferred tax asset	1,515	(687)
Gain on BOLI death benefit	0	(2)
(Decrease) increase in interest payable and other liabilities	(364)	1,483
Increase in interest receivable	(340)	(411)
Increase in other assets	(1,691)	(123)
Net cash from operating activities	9,399	9,906

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(50,882)	(53,955)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	30,196	21,762
Net increase in loans	(52,231)	(71,428)
Purchase of FHLB Stock	(340)	(79)
Purchase of BOLI policies	0	(4,000)
Proceeds from sale of OREO	1,168	1,012
Proceeds from redemption of BOLI policies	0	186
Proceeds from sales of premises and equipment	388	4
Net purchases of premises and equipment	(2,193)	(663)
Net cash used in investing activities	(73,894)	(107,161)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(2,022)	(1,940)
Net increase in demand deposits and savings accounts	29,660	95,578
Net (decrease) increase in time deposits	(4,871)	3,824
Proceeds from sale of common stock and exercise of stock options	91	0
Net cash from financing activities	22,858	97,462

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(41,637)	207

CASH AND CASH EQUIVALENTS, beginning of period	190,810	190,603

CASH AND CASH EQUIVALENTS, end of period	$149,173	$190,810

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,065	$756
Income taxes	$5,922	$2,331

NON-CASH INVESTING ACTIVITIES:
Real estate acquired through foreclosure	$0	$253
Change in unrealized gain on available-for-sale securities	$1,787	$(3,048)

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

Subsequent events — The Company has evaluated events and transactions subsequent to December 31, 2017 for potential recognition or disclosure.

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

The Company files income tax returns in the U.S. federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal tax examinations by tax authorities for years before 2014 or to state/local income tax examinations by tax authorities for years before 2013.

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

Advertising costs — The Company expenses marketing costs as they are incurred. Advertising expense was $225,000 and $199,000 for the years ended December 31, 2017 and 2016, respectively.

Comprehensive income — Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items previously recorded directly to equity, such as unrealized gains and losses on securities available for sale. Comprehensive income is presented in the statements of comprehensive income and as a component of shareholders’ equity. For the years ended December 31, 2017 and 2016, $232,000 and $31,000 net of tax, respectively, was reclassified from comprehensive income into net income related to gains on called and sold available for sale securities.

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

Earnings per common share (“EPS”) —  EPS is based upon the weighted average number of common shares outstanding during each year. The table in footnote 12 shows: (1) weighted average basic shares, (2) effect of dilutive securities related to stock options and non-vested restricted stock, and (3) weighted average diluted shares. Basic EPS are calculated by dividing net income by the weighted average number of common shares outstanding during each period, excluding dilutive stock options and unvested restricted stock awards. Diluted EPS are calculated using the weighted average diluted shares. The total dilutive shares included in annual diluted EPS is a year-to-date weighted average of the total dilutive shares included in each quarterly diluted EPS computation under the treasury stock method. We have two forms of outstanding common stock: common stock and unvested restricted stock awards. Holders of restricted stock awards receive non-forfeitable dividends at the same rate as common stockholders and they both share equally in undistributed earnings. Therefore, under the two-class method, the difference in EPS is not significant for these participating securities.

Stock based compensation — The Company recognizes in the consolidated statements of income the grant-date fair value of restricted stock, stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The Company uses the straight-line recognition of expenses for awards with graded vesting. The fair value of each restricted stock grant is based on the closing market price of the Company’s stock on the date of grant. The Company issued restricted stock grants totaling 8,000 shares and 17,000 shares in 2017 and 2016, respectively.

The fair value of each option grant is estimated as of the grant date using a binomial option-pricing model for all grants. Expected volatility is based on the historical volatility of the price of the Company’s stock. The Company uses historical data to estimate option exercise and stock option forfeiture rates within the valuation model. The expected term of options granted for the binomial model is derived from applying a historical suboptimal exercise factor to the contractual term of the grant. For binomial pricing, the risk-free rate for periods is equal to the U.S. Treasury yield at the time of grant and commensurate with the contractual term of the grant. There were no stock options granted in 2017 or 2016.

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of December 31, 2017 and 2016. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

Goodwill and other intangible assets — Intangible assets are comprised of goodwill and core deposit intangibles that were acquired through a business combination. Intangible assets with definite useful lives are amortized over their respective estimated useful lives. If an event occurs that indicates the carrying amount of an intangible asset may not be recoverable, management reviews the asset for impairment. Any goodwill and any intangible asset acquired in a purchase business combination determined to have an indefinite useful life is not amortized, but is evaluated for impairment, at a minimum, on an annual basis.

The core deposit intangible represents the estimated future benefits of acquired deposits and is booked separately from the related deposits. The value of the core deposit intangible asset was determined using a discounted cash flow approach to arrive at the cost differential between the core deposits (non-maturity deposits such as transaction, savings and money market accounts) and alternative funding sources. The core deposit intangible is amortized on an accelerated basis over an estimated ten-year life, and it is evaluated periodically for impairment. No impairment loss was recognized as of December 31, 2017. At December 31, 2017, the core deposit intangibles future estimated amortization expense is as follows:

(in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Core deposit intangible amortization	$114	$105	$96	$93	$89	$236	$733

The Company applies a qualitative analysis of conditions in order to determine if it is more likely than not that the carrying value is impaired. In the event that the qualitative analysis suggests that the carrying value of goodwill may be impaired, the Company, with the assistance of an independent third party valuation firm, uses several quantitative valuation methodologies in evaluating goodwill for impairment including a discounted cash flow approach that includes assumptions made concerning the future earnings potential of the organization, and a market-based approach that looks at values for organizations of comparable size, structure and business model. The current year's review of qualitative factors did not indicate that impairment has occurred, as such no quantitative analysis was performed at December 31, 2017.

Recently Issued Accounting Standards —

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

The adoption of Topic 606 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU was issued to address certain stranded tax effects in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act of 2017. The ASU provides companies the option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change from the newly enacted corporate tax rate is recorded. The amount of the reclassification would be calculated on the basis of the difference between the historical and newly enacted tax rates for deferred tax liabilities and assets related to items within accumulated other comprehensive income. The ASU requires companies to disclose its accounting policy related to releasing income tax effects from AOCI, whether it has elected to reclassify the stranded tax effects, and information about the other income tax effects that are reclassified. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods, therein, and early adoption is permitted for public business entities for which financial statements have not yet been issued. As of December 31, 2017, the Company adopted the ASU and made a reclassification adjustment from accumulated other comprehensive income to retained earnings on the Consolidated Statements of Shareholders' Equity, related to the stranded tax effects due to the change in the federal corporate tax rate applied on the unrealized gains (losses) on investments on a portfolio basis, to reflect the provisions of this ASU.

NOTE 2 — CASH AND DUE FROM BANKS

Cash and due from banks includes balances with the Federal Reserve Bank and other correspondent banks. The Company is required to maintain specified reserves by the Federal Reserve Bank. The average reserve requirements are based on a percentage of the Company’s deposit liabilities. In addition, the Federal Reserve Bank requires the Company to maintain a certain minimum balance at all times. As of December 31, 2017 and 2016, the Company had a balance of $41,165,000 and $65,467,000, respectively, which exceeds the reserve requirement.

NOTE 3 — SECURITIES

The amortized cost and estimated fair values of debt securities as of December 31, 2017, are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$29,741	$374	$(143)	$29,972
Collateralized mortgage obligations	2,628	1	(36)	2,593
Municipalities	91,201	2,174	(308)	93,067
SBA pools	11,818	46	(14)	11,850
Corporate debt	19,358	112	(681)	18,789
Asset backed securities	22,866	125	(14)	22,977
Mutual fund	3,344	0	(232)	3,112
	$180,956	$2,832	$(1,428)	$182,360

The following tables detail the gross unrealized losses and fair values aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2017.

(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$10,588	$(46)	$5,437	$(97)	$16,025	$(143)
Collateralized mortgage obligations	1,090	(11)	921	(26)	2,011	(37)
Municipalities	28,779	(236)	5,611	(72)	34,390	(308)
SBA pools	1,998	(4)	703	(9)	2,701	(13)
Corporate debt	1,994	(6)	13,815	(675)	15,809	(681)
Asset backed securities	6,154	(13)	333	(1)	6,487	(14)
Mutual fund	0	0	3,112	(232)	3,112	(232)
Total temporarily impaired securities	$50,603	$(316)	$29,932	$(1,112)	$80,535	$(1,428)

At December 31, 2017, there was ten corporate debts, five municipalities, four U.S. agencies, two SBA pools, one asset backed security, one collateralized mortgage obligation and one mutual fund that comprised the total securities in an unrealized loss position for greater than 12 months and forty municipalities, six U.S. agencies, three asset backed securities, one collateralized mortgage obligation, one SBA pool and one corporate debt that make up the total securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and volatility of the security’s fair value. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes and the Company does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities at December 31, 2017, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$13,616	$13,835
Due after one year through five years	60,128	60,274
Due after five years through ten years	53,535	54,216
Due after ten years	53,677	54,035
	$180,956	$182,360

The amortized cost and estimated fair values of debt securities as of December 31, 2016, are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$27,879	$616	$(209)	$28,286
Collateralized mortgage obligations	4,159	7	(57)	4,109
Municipalities	77,957	1,318	(946)	78,329
SBA pools	7,219	0	(51)	7,168
Corporate debt	21,349	81	(867)	20,563
Asset backed securities	18,888	32	(101)	18,819
Mutual fund	3,264	0	(205)	3,059
	$160,715	$2,054	$(2,436)	$160,333

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

The Company recognized gross realized gains of $395,000 and $52,000 during 2017 and 2016, respectively, on certain available-for-sale securities that were called or sold. There were no sales of securities and no losses on called securities during 2017 and 2016.

Securities carried at $109,158,000 and $89,362,000 at December 31, 2017 and 2016, respectively, were pledged to secure deposits of public funds.

NOTE 4 — LOANS

The Company’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of December 31, 2017, approximately 78% of the Company’s loans are commercial real estate loans which includes construction loans. Approximately 11% of the Company’s loans are for general commercial uses including professional, retail, and small business. Additionally, 5% of the Company’s loans are for residential real estate and other consumer loans. The remaining 6% are agriculture loans.

Loan totals were as follows:

(in thousands)	December 31, 2017	December 31, 2016
Commercial real estate:
Commercial real estate- construction	$31,265	$23,378
Commercial real estate- mortgages	417,138	389,495
Land	10,072	9,823
Farmland	58,675	56,159
Commercial and industrial	69,610	64,201
Consumer	689	767
Consumer residential	37,161	38,672
Agriculture	37,934	28,454
Total loans	662,544	610,949

Less:
Deferred loan fees and costs, net	(1,389)	(2,013)
Allowance for loan losses	(8,166)	(7,832)
Net loans	$652,989	$601,104

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2017, approximately 43% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

Year-end non-accrual loans, segregated by class of loans, were as follows:

(in thousands)	December 31, 2017	December 31, 2016
Commercial real estate:
Land	$993	$2,715
Commercial and industrial	302	306
Consumer residential	16	16
Total non-accrual loans	$1,311	$3,037

Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income of approximately $114,000 in 2017 and $156,000 in 2016.

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of December 31, 2017 (in thousands):

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$31,265	$31,265	$0
Commercial R.E. - mortgages	0	0	0	0	417,138	417,138	0
Land	0	0	993	993	9,079	10,072	0
Farmland	0	0	0	0	58,675	58,675	0
Commercial and industrial	19	0	302	321	69,289	69,610	0
Consumer	0	0	0	0	689	689	0
Consumer residential	0	0	0	0	37,161	37,161	0
Agriculture	0	0	0	0	37,934	37,934	0
Total	$19	$0	$1,295	$1,314	$661,230	$662,544	$0

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of December 31, 2016 (in thousands):

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$23,378	23,378	$0
Commercial R.E. - mortgages	0	0	0	0	389,495	389,495	0
Land	0	0	2,748	2,748	7,075	9,823	0
Farmland	0	0	0	0	56,159	56,159	0
Commercial and industrial	0	0	302	302	63,899	64,201	0
Consumer	0	0	0	0	767	767	0
Consumer residential	0	0	16	16	38,656	38,672	0
Agriculture	0	0	0	0	28,454	28,454	0
Total	$0	$0	$3,066	$3,066	$607,883	610,949	$0

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

Impaired loans by class as of December 31, 2017 and 2016 are set forth in the following tables. No interest income was recognized on impaired loans subsequent to their classification as impaired during 2017 and 2016.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
December 31, 2017
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	1,309	0	993	993	680	1,760
Farmland	0	0	0	0	0	0
Commercial and Industrial	334	302	0	302	0	303
Consumer	0	0	0	0	0	0
Consumer residential	16	16	0	16	0	76
Agriculture	0	0	0	0	0	0
Total	$1,659	$318	$993	$1,311	$680	$2,139

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
December 31, 2016
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	3,131	289	2,426	2,715	680	2,476
Farmland	0	0	0	0	0	0
Commercial and Industrial	353	306	0	306	0	313
Consumer	0	0	0	0	0	0
Consumer residential	16	16	0	16	0	0
Agriculture	0	0	0	0	0	0
Total	$3,500	$611	$2,426	$3,037	$680	$2,789

Troubled Debt Restructurings – In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

At December 31, 2017, there were 4 loans that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $1,311,000. At December 31, 2016, there were 6 loans that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $3,037,000. There were no unfunded commitments on TDR loans at December 31, 2017 and 2016. We have allocated $680,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of December 31, 2017 and 2016.

During the year ended December 31, 2017, there were no loans modified as troubled debt restructurings, as compared to two loans during that were modified during 2016. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date; or a temporary payment modification in which the payment amount allocated towards principal was reduced. In some cases, a permanent reduction of the accrued interest on the loan was conceded. The loans restructured during 2016 totaled $308,000. These restructurings did not modify the principal balances, did not increase the allowance for loan losses and there were no charge offs as a result of the loan modifications.

There was one commercial real estate loan with a balance of $289,000 that was modified as troubled debt restructuring and had a subsequent payment default during the year ended December 31, 2016, as compared to no payment defaults of modified loans during 2017.

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

As of December 31, 2017 and 2016, there are no loans that are classified with a risk grade of 8- Loss.

The following table presents weighted average risk grades of our loan portfolio.

	December 31, 2017	December 31, 2016
	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.08	3.07
Commercial real estate - mortgages	3.01	3.08
Land	3.71	4.39
Farmland	3.14	3.09
Commercial and industrial	3.09	2.70
Consumer	2.34	2.28
Consumer residential	3.01	3.03
Agriculture	3.19	3.08
Total gross loans	3.05	3.06

The following table presents risk grade totals by class of loans as of December 31, 2017 and 2016. Risk grades 1 through 4 have been aggregated in the “Pass” line.

(in thousands)	Commercial R.E. Construction	Commercial R.E. Mortgages	Land (1)	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

December 31, 2017

Pass	$30,008	$416,437	$8,901	$58,675	$65,313	$662	$37,100	$37,934	$655,030
Special mention	1,257	-	-	-	3,762	-	-	-	5,019
Substandard	-	701	1,171	-	535	27	61	-	2,495
Doubtful	-	-	-	-	-	-	-	-	-
Total loans	$31,265	$417,138	$10,072	$58,675	$69,610	$689	$37,161	$37,934	$662,544

December 31, 2016

Pass	$22,560	$388,365	$6,637	$56,159	$62,770	$738	$38,300	$28,454	$603,983
Special mention	818	1,063	-	-	189	-	-	-	2,070
Substandard	-	67	2,906		1,242	29	372	-	4,616
Doubtful	-	-	280	-	-	-	-	-	280
Total loans	$23,378	$389,495	$9,823	$56,159	$64,201	$767	$38,672	$28,454	$610,949

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

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2017 and 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses
For the Year Ended December 31, 2017 and 2016

(in thousands)	Commercial	Commercial		Consumer
Year Ended December 31, 2017	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$6,185	$697	$51	$325	$504	$70	$7,832
Charge-offs	0	0	(30)	0	0	0	(30)
Recoveries	0	0	13	1	0	0	14
Provision for (reversal of) loan losses	146	116	(7)	(26)	189	(68)	350
Ending balance	$6,331	$813	$27	$300	$693	$2	$8,166

(in thousands)	Commercial	Commercial		Consumer
Year Ended December 31, 2016	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$5,920	$627	$38	$426	$309	$36	$7,356
Charge-offs	-	-	(18)	-	-	-	(18)
Recoveries	4	-	5	1	-	-	10
Provision for (reversal of) loan losses	261	70	26	(102)	195	34	484
Ending balance	$6,185	$697	$51	$325	$504	$70	$7,832

The following table details the allowance for loan losses and ending gross loan balances as of December 31, 2017 and 2016, summarized by collective and individual evaluation methods of impairment.

(in thousands)	Commercial	Commercial		Consumer
December 31, 2017	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Allowance for loan losses for loans:
Individually evaluated for impairment	$680	$0	$0	$0	$0		$680
Collectively evaluated for impairment	5,651	813	27	300	693	2	7,486
	$6,331	$813	$27	$300	$693	$2	$8,166

Ending gross loan balances:
Individually evaluated for impairment	$993	$303	$0	$15	$0	$0	$1,311
Collectively evaluated for impairment	516,157	69,307	689	37,146	37,934	0	661,233
	$517,150	$69,610	$689	$37,161	$37,934	$0	$662,544

December 31, 2016
Allowance for loan losses for loans:
Individually evaluated for impairment	$680	$0	$0	$0	$0		$680
Collectively evaluated for impairment	5,505	697	51	325	504	70	7,152
	$6,185	$697	$51	$325	$504	$70	$7,832

Ending gross loans balances:
Individually evaluated for impairment	$2,748	$306	$0	$16	$0	$0	$3,070
Collectively evaluated for impairment	476,107	63,895	767	38,656	28,454	0	607,879
	$478,855	$64,201	$767	$38,672	$28,454	$0	$610,949

Changes in the allowance off-balance-sheet commitments were as follows:

(in thousands)	YEARS ENDED DECEMBER 31,
	2017	2016
Balance, beginning of year	$284	$238
Provision charged to operations for off balance sheet	21	46
Balance, end of year	$305	$284

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

At December 31, 2017 and 2016, loans carried at $662,544,000 and $610,949,000, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 5 — PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows:

(in thousands)	DECEMBER 31,
	2017	2016
Land	$4,645	$4,755
Building	8,809	9,064
Leasehold improvements	4,307	4,307
Furniture, fixtures, and equipment	7,628	7,470
Branch construction work-in-process	1,948	0
	27,337	25,596

Less accumulated depreciation	(12,859)	(11,908)
	$14,478	$13,688

Depreciation expense was $1,124,000 and $1,252,000 and for the years ended December 31, 2017 and 2016, respectively.

NOTE 6 — INTEREST RECEIVABLE AND OTHER ASSETS

Other assets are summarized as follows:

(in thousands)	DECEMBER 31,
	2017	2016
Net deferred tax asset	$2,642	$4,729
Goodwill	3,313	3,313
Federal Home Loan Bank stock	3,377	3,037
Interest income receivable on loans	1,859	1,688
Interest income receivable on investments	1,312	1,143
Core deposit intangible	743	872
Federal Reserve Bank stock	758	758
Investment in limited partnership	266	328
Prepaid expenses and other	2,812	1,093
	$17,082	$16,961

NOTE 7 — DEPOSITS

Deposit totals were as follows:

	DECEMBER 31,
(in thousands)	2017	2016

Demand	$539,383	$500,930
Money market deposit accounts	280,342	283,643
Savings	69,630	75,122
Time deposits $250,000 and under	29,424	33,428
Time deposits over $250,000	20,103	20,970
Total deposits	$938,882	$914,093

Certificates of deposit issued and their remaining maturities at December 31, 2017, are as follows (in thousands):

Year ending December 31,
2018	$30,289
2019	14,882
2020	4,228
2021	22
2022	106
$49,527

NOTE 8 — FHLB ADVANCES

At December 31, 2017, the Company had no outstanding advances from the Federal Home Loan Bank (“FHLB”). Unused and available advances totaled $249,170,000 at December 31, 2017.  Loans carried at $662,544,000 as of December 31, 2017, were pledged as collateral on advances from the Federal Home Loan Bank.

At December 31, 2016, the Company had no outstanding advances from the Federal Home Loan Bank (“FHLB”). Unused and available advances totaled $236,730,000 at December 31, 2016.  Loans carried at $610,949,000 as of December 31, 2016, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 9 — INTEREST ON DEPOSITS

Interest on deposits was comprised of the following:

	YEARS ENDED DECEMBER 31,
(in thousands)	2017	2016

Savings and other deposits	$896	$594
Time deposits over $250,000	74	63
Other time deposits	95	107
	$1,065	$764

NOTE 10 — INCOME TAXES

The provision for income taxes consists of the following:

(in thousands)	YEARS ENDED DECEMBER 31,
	2017	2016
Current
Federal	$3,185	$3,117
State	1,447	1,044
	4,632	4,161
Deferred
Federal	1,380	(568)
State	135	(119)
	1,515	(687)

	$6,147	$3,474

The components of the Company’s deferred tax assets and liabilities (included in accrued interest and other assets on the consolidated balance sheets, is shown below:

(in thousands)	DECEMBER 31,
	2017	2016
Deferred tax assets:
Allowance for loan losses	$2,415	$3,222
Restricted stock expense	1	49
Accrued vacation	72	88
Accrued salary continuation liability	901	1,137
Deferred compensation	77	108
Accrued bonus	1	14
Core deposit intangible	44	37
Merger Costs	103	153
Nonaccrual loans	0	218
Reserve for undisbursed commitments	90	111
OREO expenses	173	241
State income tax	304	409
Holding company organization fees	15	25
Unrealized loss on securities available for sale	0	157
	4,196	5,969
Deferred tax liabilities:
Prepaid expenses	(418)	(107)
FHLB dividends	(158)	(220)
Accumulated depreciation	(102)	(396)
Deferred loan costs	(330)	(419)
Goodwill Amortization	(131)	(98)
Unrealized gain on securities available for sale	(415)	0
	(1,554)	(1,240)

Net deferred income tax asset	$2,642	$4,729

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

The Company had no liabilities for unrecognized tax benefits as of December 31, 2017 and 2016.

The effective tax rate for 2017 and 2016 differs from the current Federal statutory income tax rate as follows:

	YEARS ENDED DECEMBER 31,
	2017	2016

Federal statutory income tax rate	34.0%	34.0%
State taxes, net of federal tax benefit	7.2%	7.2%
Tax exempt interest on municipal securities and loans	-5.2%	-6.2%
Tax exempt earnings on bank owned life insurance	-1.4%	-1.6%
Low income housing tax credit	-0.3%	-0.6%
Adjustment of non-deductible merger expenses	0.0%	-1.5%
Deferred tax asset re-measurement	6.5%	0.0%
Other	-0.4%	-0.1%
Effective tax rate	40.3%	31.2%

Oak Valley Bancorp files a consolidated return in the U.S. Federal tax jurisdiction and a combined report in the State of California tax jurisdiction.  None of the entities are subject to examination by taxing authorities for years before 2014 for U.S. Federal or for years before 2013 for California.

NOTE 11 — STOCK OPTION PLAN

The Company currently has two equity based incentive plans, the Oak Valley Community Bank 1998 Restated Stock Option Plan and the Oak Valley Bancorp 2008 Stock Plan. The 2008 Stock Plan provides for awards in the form of incentive stocks, non-statutory stock options, stock appreciation rights and restrictive stocks. Under the 2008 Plan, the Company is authorized to issue 1,500,000 shares of its common stock to key employees and directors as incentive and non-qualified stock options, respectively, at a price equal to the fair value on the date of grant. The Plan provides that the options are exercisable in equal increments over a five-year period from the date of grant or over any other schedule approved by the Board of Directors. All incentive stock options expire no later than ten years from the date of grant. Future grants are not permitted under the 1998 Stock Plan and will all be issued from the 2008 Stock Plan until it expires in June of 2018.

A summary of the status of the Company’s stock option plan and changes during the years end December 31, 2017 and 2016 are presented below.

	DECEMBER 31, 2017		DECEMBER 31, 2016
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of year	15,000	$9.58	33,000	$12.13
Granted	0	$0.00	0	$0.00
Exercised	(9,000)	$10.10	0	$0.00
Forfeited	(2,500)	$12.75	(18,000)	$14.26
Outstanding at end of year	3,500	$5.94	15,000	$9.58

(dollars in thousands)	December 31,
	2017	2016
Weighted-average fair value of options granted during the year	N/A	N/A

Intrinsic value of options exercised	$56	N/A

Options outstanding and exercisable at year end:	3,500	15,000
Weighted average exercise price	$5.94	$9.58
Intrinsic value	$48	$45
Weighted average remaining contractual life (years)	0.79	0.84

For the year ended December 31, 2017, there was no recorded income tax benefits related to disqualifying dispositions of stock option exercises. For the year ended December 31, 2016, there were no exercises of stock options and therefore no income tax benefits related to disqualifying dispositions. All outstanding stock options became fully vested during 2014 and therefore there is no remaining unrecognized stock option compensation expense.

A summary of the status of the Company’s restricted stock and changes during the years ended December 31, 2017 and 2016 are presented below.

	DECEMBER 31, 2017		DECEMBER 31, 2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	56,075	$8.16	81,511	$7.59
Granted	8,000	$14.62	17,000	$9.61
Vested	(32,425)	$7.45	(35,736)	$7.24
Cancelled	(6,850)	$8.54	(6,700)	$9.80
Unvested at end of year	24,800	$11.07	56,075	$8.16

The Company granted 8,000 shares of restricted stock in 2017 with a weighted average fair value of $14.62 per share. For the year ended December 31, 2017, total compensation expense recorded in the consolidated statements of income related to restricted stock awards was $103,000, with an offsetting tax benefit of $42,000, as this expense is deductible for income tax purposes. The Company recorded an additional tax benefit of $88,000 to income tax expense to recognize the full tax deduction of the vested restricted stock, which is equal to the fair value on the vesting date, as the tax benefit from the restricted stock expense is based on the grant date fair value. As of December 31, 2017, there was $216,000 of total unrecognized compensation cost related to restricted stock awards which is expected to be recognized over a weighted-average period of 3.46 years. During 2017, shares of restricted stock awards totaling 32,425 with a fair value of $241,000, based on the vested date of each award, were vested and became unrestricted.

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

NOTE 12 — EARNINGS PER SHARE

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

The Company’s calculation of earnings per share (“EPS”) including basic EPS, which does not consider the effect of common stock equivalents and diluted EPS, which considers all dilutive common stock equivalents is as follows:

	YEAR ENDED DECEMBER 31, 2017
		Weighted Avg
(dollars in thousands)	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$9,094	8,060,686	$1.13

Effect of dilutive securities:
Stock options	—	3,978
Non-vested restricted stock	—	16,833
Total dilutive shares		20,811

Diluted EPS:
Net income per diluted share	$9,094	8,081,497	$1.13

	YEAR ENDED DECEMBER 31, 2016
		Weighted Avg
(dollars in thousands)	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$7,665	8,047,046	$0.95

Effect of dilutive securities:
Stock options	—	1,663
Non-vested restricted stock	—	33,948
Total dilutive shares		35,611

Diluted EPS:
Net income per diluted share	$7,665	8,082,657	$0.95

There were no anti-dilutive stock options outstanding during 2017, as compared to weighted average anti-dilutive options to purchase 17,480 shares of common stock in prices ranging from $9.95 to $15.67 outstanding during 2016. They were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares.

During 2017 and 2016, there were no anti-dilutive shares from non-vested restricted stock grants because the fair value of each grant was lower than the average market price of the common shares.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

The Company is obligated for rental payments under certain operating lease agreements, some of which contain renewal options and escalation clauses that provide for increased rentals. Total rental expense for the years ended December 31, 2017 and 2016, was $1,092,000 and $1,004,000, respectively.

At December 31, 2017, the future minimum commitments under these operating leases are as follows (in thousands):

Year ending December 31,
2018	$1,106
2019	1,085
2020	996
2021	696
2022	645
Thereafter	2,320
$6,848

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

Financial instruments at December 31, 2017 whose contract amounts represent credit risk:

Contract
(in thousands)	Amount

Undisbursed loan commitments	$98,814
Checking reserve	1,239
Equity lines	15,980
Standby letters of credit	1,991
$118,024

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

NOTE 14 — FINANCIAL INSTRUMENTS

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of December 31, 2017 and 2016. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change. The following methods and assumptions are used by the Company.

Cash and cash equivalents — The carrying amounts of cash and cash equivalents approximate their fair value.

Restricted Equity Securities — The carrying amounts of the stock the Company’s owns in FRB and FHLB approximate their fair value and are considered a level 2 valuation.

Securities (including mortgage-backed securities) — Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. See Note 15 for additional disclosure regarding fair values of securities.

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

The estimated fair values of the Company’s financial instruments at December 31, 2017 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$149,173	$149,173	1
Restricted equity securities	4,135	4,135	2
Loans, net	652,989	658,618	3
Interest receivable	1,312	1,312	2

Financial liabilities:
Deposits	(938,882)	(829,992)	3
Interest payable	(45)	(45)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,180)	3

The estimated fair values of the Company’s financial instruments at December 31, 2016 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$190,810	$190,810	1
Restricted equity securities	3,795	3,795	2
Loans, net	601,104	611,553	3
Interest receivable	2,831	2,831	2

Financial liabilities:
Deposits	(914,093)	(811,519)	3
Interest payable	(45)	(45)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,107)	3

NOTE 15 – FAIR VALUE MEASUREMENTS

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. During 2017, there were no transfers between levels of the fair value hierarchy.

Assets and liabilities measured at fair value on a recurring and non-recurring basis for the years ended December 31, 2017 and 2016 are summarized below:

	Fair Value Measurements at December 31, 2017 Using
(in thousands)	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities
U.S. agencies	$29,972	$0	$29,972	$0
Collateralized mortgage obligations	2,593	0	2,593	0
Municipalities	93,067	0	93,067	0
SBA pools	11,850	0	11,850	0
Corporate debt	18,789	0	18,789	0
Asset backed securities	22,977	0	22,977	0
Mutual fund	3,112	3,112	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$993	$0	$0	$993
Commercial and industrial	302	0	0	302
Consumer residential	16	0	0	16
Other real estate owned	253	0	0	253

	Fair Value Measurements at December 31, 2016 Using
(in thousands)	December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities
U.S. agencies	$28,286	$0	$28,286	$0
Collateralized mortgage obligations	4,109	0	4,109	0
Municipalities	78,329	0	78,329	0
SBA pools	7,168	0	7,168	0
Corporate debt	20,563	0	20,563	0
Asset backed securities	18,819	0	18,819	0
Mutual fund	3,059	3,059	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$1,746	$0	$0	$1,746
Commercial and industrial	302	0	0	302
Consumer residential	16	0	0	16
Other real estate owned	1,210	0	0	1,210

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

NOTE 16 — RELATED PARTY TRANSACTIONS

The Company, in the normal course of business, makes loans and receives deposits from its directors, officers, principal shareholders, and their associates. In management’s opinion, these transactions are on substantially the same terms as comparable transactions with other customers of the Company. Loans to directors, officers, shareholders, and affiliates are summarized below:

	YEARS ENDED DECEMBER 31,
(in thousands)	2017	2016

Aggregate amount outstanding, beginning of year	$7,100	$6,634
New loans or advances during year	7	3,322
Repayments during year	(1,757)	(2,854)
Aggregate amount outstanding, end of year	$5,350	$7,100

Related party deposits totaled $63,633,000 and $66,006,000 at December 31, 2017 and 2016, respectively.

From time to time, some of the Company’s Directors, directly or through affiliates, may perform services for the Bank. These activities are performed in the ordinary course of the Bank’s business and are subject to strict compliance with the policies outlined below. In 2017, the Company paid $131,000 to Design Studio 120, a company affiliated with a Director’s daughter, for renovation and design work performed in connection with new branches in Sonora and Turlock that are scheduled to open in 2018. In 2016, the Company paid $330,000 to Design Studio 120 for similar services in connection with various projects and maintenance on the Bank’s branches. Except for such payments, no other material services or activities were performed for purposes of Item 404(a) of Regulation S-K under the Exchange Act.

NOTE 17 — PROFIT SHARING PLAN

The profit sharing plan to which both the Company and eligible employees contribute was established in 1995. Bank contributions are voluntary and at the discretion of the Board of Directors. Contributions were approximately $509,000 and $489,000 for the years ended December 31, 2017 and 2016, respectively.

NOTE 18 — RESTRICTIONS ON DIVIDENDS

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

NOTE 19 — OTHER POST-RETIREMENT BENEFIT PLANS

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

Future compensation under both plans is earned for services rendered through retirement. The Company accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the plans. The Company’s current benefit liability is determined based on vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which average approximately ten years. At December 31, 2017 and 2016, $3,047,000 and $2,762,000, respectively, has been accrued to date, and is included in other liabilities on the consolidated balance sheets.

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

The combined cash surrender value of all Bank-owned life insurance policies was $18,517,000 and $18,004,000 at December 31, 2017 and 2016, respectively.

NOTE 20 — REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier I and Common Equity Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2017, that the Bank and Company meets all capital adequacy requirements to which they are subject.

As of December 31, 2017, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, Common Equity Tier 1 risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since notification that management believes have changed the Bank’s category.

The Company and Bank’s actual capital amounts and ratios at December 31, 2017 and 2016, are presented in the following table.

					To be well
					capitalized under
(in thousands)			Adequately capitalized		prompt corrective
	Actual		threshold (1)		action provisions
Capital ratios for Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2017
Total capital (to Risk- Weighted Assets)	$93,933	11.3%	$77,102	>9.25%	$83,354	>10.0%
Tier I capital (to Risk- Weighted Assets)	$85,462	10.3%	$60,431	>7.25%	$66,683	>8.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$85,462	10.3%	$47,928	>5.75%	$54,180	>6.5%
Tier I capital (to Average Assets)	$85,462	8.4%	$40,820	>4.0%	$51,025	>5.0%

As of December 31, 2016
Total capital (to Risk- Weighted Assets)	$86,603	11.3%	$66,358	>8.625%	$76,937	>10.0%
Tier I capital (to Risk- Weighted Assets)	$78,487	10.2%	$50,970	>6.625%	$61,549	>8.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$78,487	10.2%	$39,430	>5.125%	$50,009	>6.5%
Tier I capital (to Average Assets)	$78,487	8.1%	$38,726	>4.0%	$48,408	>5.0%

Capital ratios for Bancorp:

As of December 31, 2017
Total capital (to Risk- Weighted Assets)	$94,354	11.3%	$77,119	>9.25%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$85,883	10.3%	$60,445	>7.25%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$85,883	10.3%	$47,939	>5.75%	N/A	N/A
Tier I capital (to Average Assets)	$85,883	8.4%	$40,823	>4.0%	N/A	N/A

As of December 31, 2016
Total capital (to Risk- Weighted Assets)	$86,966	11.3%	$66,365	>8.625%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$78,850	10.3%	$50,976	>6.625%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$78,850	10.3%	$39,435	>5.125%	N/A	N/A
Tier I capital (to Average Assets)	$78,850	8.1%	$38,731	>4.0%	N/A	N/A

(1)        The adequately capitalized thresholds in the table above, includes the capital conservation buffers of 1.25% in 2017 and 0.625% in 2016, that became effective January 1, 2016. These ratios are not reflected on a fully phased-in basis, which will occur in January 2019.

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

OAK VALLEY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

(dollars in thousands)
	December 31,	December 31,
	2017	2016
ASSETS

Cash	$269	$229
Investment in bank subsidiary	90,346	82,087
Other assets	186	135

Total assets	$90,801	$82,451

LIABILITIES AND SHAREHOLDERS’ EQUITY

Other liabilities	$34	$1

Total liabilities	$34	$1

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,098,605 and 8,088,455 shares issued and outstanding at December 31, 2017 and 2016, respectively	24,773	24,682
Additional paid-in capital	3,576	3,474
Retained earnings	61,429	54,519
Accumulated other comprehensive (loss) income, net of tax	989	(225)

Total shareholders’ equity	90,767	82,450

Total liabilities and shareholders' equity	$90,801	$82,451

OAK VALLEY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. PARENT ONLY CONDENSED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF INCOME

(dollars in thousands)	Year Ended December 31,
	2017	2016
INCOME
Dividends declared by subsidiary	$2,022	$1,940
Total income	2,022	1,940

EXPENSES
Salary expense	102	97
Employee benefit expense	103	255
Legal expense	69	32
Other operating expenses	106	145
Total non-interest expense	380	529

Income before equity in undistributed income of subsidiary	1,642	1,411

Equity in undistributed net income of subsidiary	7,207	6,003
Income before income tax benefit	8,849	7,414

Income tax benefit	245	251

Net income	$9,094	$7,665

OAK VALLEY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. PARENT ONLY CONDENSED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF CASHFLOWS

	YEAR ENDED DECEMBER 31,
(dollars in thousands)	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,094	$7,665
Adjustments to reconcile net income to net cash from operating activities:
Undistributed net income of subsidiary	(7,207)	(6,003)
Stock based compensation	103	255
Increase (decrease) in other liabilities	33	(82)
Increase in other assets	(52)	(25)
Net cash from operating activities	1,971	1,810

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(2,022)	(1,940)
Proceeds from sale of common stock and exercise of stock options	91	0
Net cash used in financing activities	(1,931)	(1,940)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	40	(130)

CASH AND CASH EQUIVALENTS, beginning of period	229	359

CASH AND CASH EQUIVALENTS, end of period	$269	$229

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$5,922	$2,331

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger between the Registrant, Interim Oak Valley Bancorp, Inc. and Oak Valley Community Bank.*

3.1	Articles of Incorporation of Oak Valley Bancorp, Inc.*

3.2	First Amendment to Articles of Incorporation of Oak Valley Bancorp, Inc.*

3.3	Bylaws of Oak Valley Bancorp, Inc.*

3.4	First Amended and Restated Bylaws of Oak Valley Bancorp, Inc.**

3.5	Certificate of Determination of Series A Preferred Stock of Oak Valley Bancorp, Inc.**

3.6	Letter Agreement between the United States Department of the Treasury and Oak Valley Bancorp dated December 5, 2008**

3.7	Certificate of Amendment of Bylaws dated effective as of August 11, 2011. ****

3.8	Amendment of Bylaws incorporated by reference from the Form 8-K filed on July 22, 2013.

4.1	Certificate of Determination dated December 2, 2008 filed with the California Secretary of State for Fixed Rate Cumulative Perpetual Preferred Stock, Series A.**

4.2	Warrant to Purchase Common Stock dated December 5, 2008.**

4.3	Certificate of Determination dated August 11, 2011 and filed with the California Secretary of State for Senior Non-Cumulative Perpetual Preferred Stock, Series B.****

10.1	Oak Valley Community Bank 1998 Restated Stock Option Plan.*

10.2	Oak Valley Community Bank Form of Director Retirement Agreement.*

10.3	Oak Valley Community Bank Form of Salary Continuation Agreement.*

10.4	Securities Purchase Agreement between Oak Valley Bancorp and the U.S. Treasury effective December 4, 2008.**

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

10.7

The First Amendment to the Oak Valley Community Bank Amended and Restated Salary Continuation Agreement with Christopher M. Courtney, dated July 1, 2016 (incorporated by reference from exhibit 10.1 to the Company’s Form 8-K filed on June 9, 2017).

10.8	The 2016 Salary Continuation Agreement with Christopher M. Courtney, dated July 1, 2016 (incorporated by reference from exhibit 10.2 to the Company’s Form 8-K filed on June 9, 2017).

10.9

The First Amendment to the Oak Valley Community Bank Amended and Restated Salary Continuation Agreement with Richard A. McCarty, dated July 1, 2016 (incorporated by reference from exhibit 10.3 to the Company’s Form 8-K filed on June 9, 2017).

10.10	The 2016 Salary Continuation Agreement with Richard A. McCarty, dated July 1, 2016 (incorporated by reference from exhibit 10.4 to the Company’s Form 8-K filed on June 9, 2017).

10.11

The First Amendment to the Oak Valley Community Bank Amended and Restated Salary Continuation Agreement with Michael J. Rodrigues, dated July 1, 2016 (incorporated by reference from exhibit 10.5 to the Company’s Form 8-K filed on June 9, 2017).

10.12	The 2016 Salary Continuation Agreement with Michael J. Rodrigues, dated July 1, 2016 (incorporated by reference from exhibit 10.6 to the Company’s Form 8-K filed on June 9, 2017).

10.13	The 2016 Salary Continuation Agreement with Jeffrey Gall, dated July 1, 2016 (incorporated by reference from exhibit 10.7 to the Company’s Form 8-K filed on June 9, 2017).

10.14	The Director Retirement Agreement with H. Randolph Holder, effective July 1, 2016 (incorporated by reference from exhibit 10.8 to the Company’s Form 10-Q filed on August 11, 2017).

14	Code of Ethics.***

21	Subsidiaries of the Issuer.*

23.1	Consent of Independent Registered Accounting Firm.

24	Power of Attorney (included on the signature page of this report).

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.01	XBRL Interactive Data File*****

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