Form 10-Q
period 2018-03-31
Oak Valley Bancorp
filed 2018-05-10
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,183,005 shares of common stock outstanding as of May 1, 2018.

Oak Valley Bancorp

March 31, 2018

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Condensed Consolidated Balance Sheets at March 31, 2018 (Unaudited) and December 31, 2017 (Unaudited)		4

Condensed Consolidated Statements of Income for the three month periods ended March 31, 2018 and March 31, 2017 (Unaudited)		5

Condensed Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2018 and March 31, 2017 (Unaudited)		6

Condensed Consolidated Statements of Changes of Shareholders’ Equity for the year ended December 31, 2017 and the three-month period ended March 31, 2018 (Unaudited)		7

Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2018 and March 31, 2017 (Unaudited)		8

Notes to Condensed Consolidated Financial Statements		9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

PART II – OTHER INFORMATION		42

Item 1.	Legal Proceedings	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	43

PART I – FINANCIAL STATEMENTS

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)	March 31,	December 31,
	2018	2017
ASSETS
Cash and due from banks	$151,406	$142,968
Federal funds sold	11,300	6,205
Cash and cash equivalents	162,706	149,173

Securities - available for sale	198,221	179,248
Securities – equity investments	3,071	3,112
Loans, net of allowance for loan loss of $8,165 and $8,166 at March 31, 2018 and December 31, 2017, respectively	638,902	652,989
Cash surrender value of life insurance	18,642	18,517
Bank premises and equipment, net	14,808	14,478
Other real estate owned	0	253
Goodwill and other intangible assets, net	4,027	4,056
Interest receivable and other assets	12,436	13,026

	$1,052,813	$1,034,852

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$955,341	$938,882
Interest payable and other liabilities	5,877	5,203
Total liabilities	961,218	944,085

Commitments and contingencies

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,183,005 and 8,098,605 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	25,422	24,773
Additional paid-in capital	2,999	3,576
Retained earnings	63,015	61,429
Accumulated other comprehensive income, net of tax	159	989
Total shareholders’ equity	91,595	90,767

	$1,052,813	$1,034,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share amounts)	THREE MONTHS ENDED MARCH 31,
	2018	2017
INTEREST INCOME
Interest and fees on loans	$7,571	$6,921
Interest on securities	1,228	1,074
Interest on federal funds sold	37	15
Interest on deposits with banks	571	301
Total interest income	9,407	8,311

INTEREST EXPENSE
Deposits	290	229
Total interest expense	290	229

Net interest income	9,117	8,082

Provision for loan losses	0	0
Net interest income after provision for loan losses	9,117	8,082

OTHER INCOME
Service charges on deposits	370	335
Debit card transaction fee income	278	264
Earnings on cash surrender value of life insurance	125	128
Mortgage commissions	32	62
Gains on sales and calls of securities	71	389
Gain on sale of OREO	193	0
Other	263	293
Total non-interest income	1,332	1,471

OTHER EXPENSES
Salaries and employee benefits	4,019	3,612
Occupancy expenses	887	856
Data processing fees	416	346
Regulatory assessments (FDIC & DBO)	114	144
Other operating expenses	1,296	1,249
Total non-interest expense	6,732	6,207

Net income before provision for income taxes	3,717	3,346

Total provision for income taxes	915	1,139
Net Income	$2,802	$2,207

Net income per share	$0.35	$0.27

Net income per diluted share	$0.35	$0.27

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
(in thousands)	2018	2017

Net income	$2,802	$2,207
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding (losses) gains arising during the period	(1,339)	1,038
Less: reclassification for net gains included in net income	(71)	(389)
Other comprehensive (loss) gain, before tax	(1,410)	649
Tax benefit (expense) related to items of other comprehensive income	417	(267)
Total other comprehensive (loss) gain	(993)	382
Comprehensive income	$1,809	$2,589

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	YEAR ENDED DECEMBER 31, 2017 AND THREE MONTHS ENDED MARCH 31, 2018
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2017	8,088,455	$24,682	$3,473	$54,520	$(225)	$82,450
Stock options exercised	9,000	91				91
Restricted stock issued	8,000					0
Restricted stock forfeited	(6,850)					0
Cash dividends declared				(2,022)		(2,022)
Stock based compensation			103			103
Other comprehensive income					1,051	1,051
DTA remeasurement reclassification				(163)	163	0
Net income				9,094		9,094
Balances, December 31, 2017	8,098,605	$24,773	$3,576	$61,429	$989	$90,767

Restricted stock issued	84,400					0
Cash dividends declared				(1,053)		(1,053)
Stock based compensation			72			72
APIC reclassification		649	(649)			0
Other comprehensive loss					(993)	(993)
Reclassification from adoption of ASU 2016-01				(163)	163	0
Net income				2,802		2,802
Balances, March 31, 2018	8,183,005	$25,422	$2,999	$63,015	$159	$91,595

The accompanying notes are an integral part of these condensed consolidated financial statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
(dollars in thousands)	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,802	$2,207
Adjustments to reconcile net income to net cash from operating activities:
(Decrease) increase in deferred fees/costs, net	(89)	61
Depreciation	306	292
Amortization of investment securities, net	261	175
Stock based compensation	72	33
Gain on sale of OREO property	(193)	0
Gain on sales and calls of available for sale securities	(71)	(389)
Earnings on cash surrender value of life insurance	(125)	(128)
Increase in interest payable and other liabilities	674	1,082
Decrease in interest receivable	208	305
Decrease (increase) in other assets	826	(47)
Net cash from operating activities	4,671	3,591

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(26,666)	(12,453)
Purchases of equity securities	(21)	(21)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	6,156	3,802
Net decrease (increase) in loans	14,176	(2,032)
Proceeds from sale of OREO	447	0
Net purchases of premises and equipment	(636)	(47)
Net cash used in investing activities	(6,544)	(10,751)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(1,053)	(1,011)
Net increase (decrease) in demand deposits and savings accounts	19,149	(14,888)
Net decrease in time deposits	(2,690)	(36)
Net cash from (used in) financing activities	15,406	(15,935)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,533	(23,095)

CASH AND CASH EQUIVALENTS, beginning of period	149,173	190,810

CASH AND CASH EQUIVALENTS, end of period	$162,706	$167,715

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$292	$231

NON-CASH INVESTING ACTIVITIES:
Change in unrealized gain on available-for-sale securities	$(1,410)	$649

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

The consolidated financial statements include the accounts of the parent company and its wholly-owned bank subsidiary. Unless otherwise stated, the “Company” refers to the consolidated entity, Oak Valley Bancorp, while the “Bank” refers to Oak Valley Community Bank. All material intercompany transactions have been eliminated. In the opinion of Management, the consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations, changes in shareholders’ equity and cash flows.  All adjustments are of a normal, recurring nature. The interim consolidated financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended March 31, 2018 are not necessarily indicative of the results of a full year’s operations. Certain prior year amounts have been reclassified to conform to the current year presentation. There was no effect on net income or shareholders’ equity as a result of reclassifications. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2017.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the Company’s consolidated financial statements include the allowance for loan losses, fair value measurements, and the determination, recognition and measurement of impaired loans. Actual results could differ from these estimates.

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

Topic 606 was adopted by the Company on January 1, 2018 and did not have a material impact on the Company’s consolidated financial statements. No additional disaggregated revenue disclosures are necessary because interest income sources are scoped out and there are no additional significant noninterest income sources to break out on the consolidated statement of income.

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

ASU 2016-01 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This ASU was adopted by the Company on January 1, 2018 and impacted our financial statement disclosures, however, it did not have a material impact on our financial condition or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities, including leases classified as operating leases under previous GAAP, on the balance sheet and requiring additional disclosures of key information about leasing arrangements. ASU 2016-02 is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2018 and requires a modified retrospective approach to adoption. Early application of the ASU is permitted. While the Company has not quantified the impact to its balance sheet, it does expect the adoption of this ASU will result in a gross-up in its balance sheet as a result of recording a right-of-use asset and a lease liability for each lease.

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

NOTE 3 – SECURITIES

Equity Securities

The Company held equity securities with fair values of $3,071,000 and $3,112,000 at March 31, 2018 and December 31, 2017, respectively. There were no sales of equity securities during the three months ended March 31, 2018. Consistent with ASU 2016-01, these securities are carried at fair value with the changes in fair value recognized in the consolidated statement of income.

Debit Securities

Debt securities have been classified in the financial statements as available for sale. The amortized cost and estimated fair values of debt securities as of March 31, 2018 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$46,699	$253	$(307)	$46,645
Collateralized mortgage obligations	2,469	1	(53)	2,417
Municipalities	91,927	1,346	(609)	92,664
SBA pools	10,945	50	(5)	10,990
Corporate debt	19,426	123	(688)	18,861
Asset backed securities	26,466	216	(38)	26,644
	$197,932	$1,989	$(1,700)	$198,221

The following tables detail the gross unrealized losses and fair values of debt securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2018.

(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$15,848	$(102)	$5,211	$(204)	$21,059	$(306)
Collateralized mortgage obligations	1,540	(489)	876	(37)	2,416	(526)
Municipalities	37,451	(16)	5,531	(120)	42,982	(136)
SBA pools	3,717	(1)	626	(4)	4,343	(5)
Corporate debt	2,016	(49)	11,850	(639)	13,866	(688)
Asset backed securities	5,045	(30)	2,046	(9)	7,091	(39)
Total temporarily impaired securities	$65,617	$(687)	$26,140	$(1,013)	$91,757	$(1,700)

At March 31, 2018, there were nine corporate debts, six municipalities, four U.S. agencies, two SBA pools, two asset backed securities and one collateralized mortgage obligation that comprised the total debt securities in an unrealized loss position for greater than 12 months and fifty-one municipalities, thirteen U.S. agencies, three asset backed securities, three collateralized mortgage obligation, two SBA pools, and one corporate debt that make up the total debt securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and volatility of the security’s fair value. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes and the Company does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of investment securities at March 31, 2018, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Debt securities:
Due in one year or less	$24,003	$24,302
Due after one year through five years	57,797	57,603
Due after five years through ten years	52,246	52,175
Due after ten years	63,886	64,141
	$197,932	$198,221

The amortized cost and estimated fair values of debt securities as of December 31, 2017, are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$29,741	$374	$(143)	$29,972
Collateralized mortgage obligations	2,628	1	(36)	2,593
Municipalities	91,201	2,174	(308)	93,067
SBA pools	11,818	46	(14)	11,850
Corporate debt	19,358	112	(681)	18,789
Asset backed securities	22,866	125	(14)	22,977
	$177,612	$2,832	$(1,196)	$179,248

The following tables detail the gross unrealized losses and fair values of debt securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2017.

(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$10,588	$(46)	$5,437	$(97)	$16,025	$(143)
Collateralized mortgage obligations	1,090	(11)	921	(26)	2,011	(37)
Municipalities	28,779	(236)	5,611	(72)	34,390	(308)
SBA pools	1,998	(4)	703	(9)	2,701	(13)
Corporate debt	1,994	(6)	13,815	(675)	15,809	(681)
Asset backed securities	6,154	(13)	333	(1)	6,487	(14)
Total temporarily impaired securities	$50,603	$(316)	$26,820	$(880)	$77,423	$(1,196)

We recognized gross gains of $1,000 for the three month period ended March 31, 2018, on certain available-for-sale securities that were called, which compares to $389,000 in the same period of 2017. There was one sale of a municipal bond resulting in a gain of $70,000 during the first three months of 2018, compared to no sales during the same period of 2017.

Debt securities carried at $105,639,000 and $109,158,000 at March 31, 2018 and December 31, 2017, respectively, were pledged to secure deposits of public funds.

NOTE 4 – LOANS

Our customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of March 31, 2018, approximately 78% of the Company’s loans are commercial real estate loans which include construction loans. Approximately 11% of the Company’s loans are for general commercial uses including professional, retail, and small business. Additionally, 6% of the Company’s loans are for residential real estate and other consumer loans. The remaining 5% are agriculture loans. Loan totals were as follows:

(in thousands)	March 31, 2018	December 31, 2017
Commercial real estate:
Commercial real estate- construction	$23,531	$31,265
Commercial real estate- mortgages	412,184	417,138
Land	11,164	10,072
Farmland	58,795	58,675
Commercial and industrial	69,636	69,610
Consumer	561	689
Consumer residential	36,359	37,161
Agriculture	36,137	37,934
Total loans	648,367	662,544

Less:
Deferred loan fees and costs, net	(1,300)	(1,389)
Allowance for loan losses	(8,165)	(8,166)
Net loans	$638,902	$652,989

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2018 and December 31, 2017, commercial real estate loans equal to approximately 44% and 43%, respectively, of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.

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

Non-accrual loans, segregated by class of loans, were as follows:

(in thousands)	March 31, 2018	December 31, 2017
Commercial real estate:
Land	$993	$993
Commercial and industrial	302	302
Consumer residential	15	16
Total non-accrual loans	$1,310	$1,311

Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income of approximately $19,000 in the three month period ended March 31, 2018, as compared to $37,000 in the same period of 2017.

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of March 31, 2018 (in thousands):

March 31, 2018	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$23,531	$23,531	$0
Commercial R.E. - mortgages	0	0	0	0	412,184	412,184	0
Land	0	0	993	993	10,171	11,164	0
Farmland	0	0	0	0	58,795	58,795	0
Commercial and industrial	8	0	302	310	69,326	69,636	0
Consumer	0	0	0	0	561	561	0
Consumer residential	0	0	0	0	36,359	36,359	0
Agriculture	0	0	0	0	36,137	36,137	0
Total	$8	$0	$1,295	$1,303	$647,064	$648,367	$0

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

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. There was no interest income realized on impaired loans for the three months ended March 31, 2018 and 2017.

Impaired loans as of March 31, 2018 and December 31, 2017 are set forth in the following tables.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
March 31, 2018
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	1,309	0	993	993	680	993
Farmland	0	0	0	0	0	0
Commercial and Industrial	334	302	0	302	0	302
Consumer	0	0	0	0	0	0
Consumer residential	15	15	0	15	0	15
Agriculture	0	0	0	0	0	0
Total	$1,658	$317	$993	$1,310	$680	$1,310

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
December 31, 2017
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	1,309	0	993	993	680	1,760
Farmland	0	0	0	0	0	0
Commercial and Industrial	334	302	0	302	0	303
Consumer	0	0	0	0	0	0
Consumer residential	16	16	0	16	0	76
Agriculture	0	0	0	0	0	0
Total	$1,659	$318	$993	$1,311	$680	$2,139

Troubled Debt Restructurings – In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

At March 31, 2018, there were 4 loans that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $1,310,000. At December 31, 2017, there were 4 loans that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $1,311,000. At March 31, 2018 and December 31, 2017 there were no unfunded commitments on loans classified as a troubled debt restructures. We have allocated $680,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of March 31, 2018 and December 31, 2017.

The modification of the terms of such loans typically includes one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date; or a temporary payment modification in which the payment amount allocated towards principal was reduced. In some cases, a permanent reduction of the accrued interest on the loan is conceded.

During the three months ended March 31, 2018 and 2017, no loans were modified as troubled debt restructurings. There were no loans modified as troubled debt restructurings within the previous twelve months and for which there was a payment default during the three month periods ended March 31, 2018 and 2017. A loan is considered to be in payment default once it is ninety days contractually past due under the modified terms.

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

As of March 31, 2018 and December 31, 2017, there are no loans that are classified with a risk grade of 8- Loss.

The following table presents weighted average risk grades of our loan portfolio:

	March 31, 2018	December 31, 2017

	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.11	3.08
Commercial real estate - mortgages	3.01	3.01
Land	3.64	3.71
Farmland	3.14	3.14
Commercial and industrial	3.08	3.09
Consumer	2.15	2.34
Consumer residential	3.01	3.01
Agriculture	3.24	3.19
Total gross loans	3.05	3.05

The following table presents risk grade totals by class of loans as of March 31, 2018 and December 31, 2017. Risk grades 1 through 4 have been aggregated in the “Pass” line.

(in thousands)	Commercial R.E. Construction	Commercial R.E. Mortgages	Land	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

March 31, 2018
Pass	$22,274	$411,487	$9,995	$58,795	$65,673	$533	$36,300	$36,137	$641,194
Special mention	1,257	-	-	-	3,653	-	-	-	4,910
Substandard	-	697	1,169	-	310	28	59	-	2,263
Doubtful	-	-	-	-	-	-	-	-	-
Total loans	$23,531	$412,184	$11,164	$58,795	$69,636	$561	$36,359	$36,137	$648,367

December 31, 2017
Pass	$30,008	$416,437	$8,901	$58,675	$65,313	$662	$37,100	$37,934	$655,030
Special mention	1,257	-	-	-	3,762	-	-	-	5,019
Substandard	-	701	1,171	-	535	27	61	-	2,495
Doubtful	-	-	-	-	-	-	-	-	-
Total loans	$31,265	$417,138	$10,072	$58,675	$69,610	$689	$37,161	$37,934	$662,544

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

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2018 and 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses
For the Three Months Ended March 31, 2018 and 2017

(in thousands)	Commercial	Commercial		Consumer
Three Months Ended March 31, 2018	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$6,331	$813	$27	$300	$693	$2	$8,166
Charge-offs	0	0	(4)	0	0	0	(4)
Recoveries	0	0	2	1	0	0	3
Provision for (reversal of) loan losses	(193)	(5)	(3)	(4)	(15)	220	0
Ending balance	$6,138	$808	$22	$297	$678	$222	$8,165

(in thousands)	Commercial	Commercial		Consumer
Three Months Ended March 31, 2017	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$6,185	$697	$51	$325	$504	$70	$7,832
Charge-offs	-	-	(7)	-	-	-	(7)
Recoveries	-	-	2	-	-	-	2
Provision for (reversal of) loan losses	81	38	(9)	(15)	(57)	(38)	-
Ending balance	$6,266	$735	$37	$310	$447	$32	$7,827

The following table details the allowance for loan losses and ending gross loan balances as of March 31, 2018, December 31, 2017 and March 31, 2017 summarized by collective and individual evaluation methods of impairment.

(in thousands)	Commercial	Commercial		Consumer
March 31, 2018	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Allowance for loan losses for loans:
Individually evaluated for impairment	$680	$0	$0	$0	$0		$680
Collectively evaluated for impairment	5,458	808	22	297	678	222	7,485
	$6,138	$808	$22	$297	$678	$222	$8,165

Ending gross loan balances:
Individually evaluated for impairment	$993	$302	$0	$15	$0	$0	$1,310
Collectively evaluated for impairment	504,681	69,334	561	36,344	36,137	0	647,057
	$505,674	$69,636	$561	$36,359	$36,137	$0	$648,367

December 31, 2017
Allowance for loan losses for loans:
Individually evaluated for impairment	$680	$0	$0	$0	$0		$680
Collectively evaluated for impairment	5,651	813	27	300	693	2	7,486
	$6,331	$813	$27	$300	$693	$2	$8,166

Ending gross loans balances:
Individually evaluated for impairment	$993	$303	$0	$15	$0	$0	$1,311
Collectively evaluated for impairment	516,157	69,307	689	37,146	37,934	0	661,233
	$517,150	$69,610	$689	$37,161	$37,934	$0	$662,544

March 31, 2017
Allowance for loan losses for loans:
Individually evaluated for impairment	$680	$0	$0	$0	$0		$680
Collectively evaluated for impairment	5,586	735	37	310	447	32	7,147
	$6,266	$735	$37	$310	$447	$32	$7,827

Ending gross loan balances:
Individually evaluated for impairment	$2,108	$305	$0	$154	$0	$0	$2,567
Collectively evaluated for impairment	483,262	64,942	714	37,136	24,273	0	610,327
	$485,370	$65,247	$714	$37,290	$24,273	$0	$612,894

Changes in the reserve for off-balance-sheet commitments were as follows:

	THREE MONTHS ENDED MARCH 31,
	2018	2017

Balance, beginning of period	$305	$284
Provision to Operations for Off Balance Sheet Commitments	63	5
Balance, end of period	$368	$289

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

At March 31, 2018 and December 31, 2017, loans carried at $648,367,000 and $662,544,000, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 5 – OTHER REAL ESTATE OWNED

As of March 31, 2018, the Company owned one property classified as other real estate with no carrying value, as compared to two properties totaling $253,000 as of December 31, 2017. The property owned at March 31, 2018 and December 31, 2017, was a residential land property that was written down to a zero balance because the public utilities have not been obtainable rendering these land lots unmarketable at this time. This OREO property and the other property owned at December 31, 2017 were acquired through loan foreclosures. During the three months ended March 31, 2018, there was one sale of an OREO property resulting in a gain on sale of $193,000, and there were no OREO property acquisitions. During the three months ended March 31, 2017, there were no acquisitions or sales of OREO properties.

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value as of the date of foreclosure less selling costs.  Subsequent to foreclosure, valuations are periodically performed and any subject revisions in the estimate of fair value are reported as adjustment to the carrying value of the real estate, provided the adjusted carrying amount does not exceed the original amount at foreclosure.  Revenues and expenses from operations and changes in the valuation allowance are included in other operating expenses.

NOTE 6 — GOODWILL AND OTHER INTANGIBLE ASSETS

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

The core deposit intangible represents the estimated future benefits of acquired deposits and is booked separately from the related deposits. The value of the core deposit intangible asset was determined using a discounted cash flow approach to arrive at the cost differential between the core deposits (non-maturity deposits such as transaction, savings and money market accounts) and alternative funding sources. The core deposit intangible is amortized on an accelerated basis over an estimated ten-year life, and it is evaluated periodically for impairment. No impairment loss was recognized as of March 31, 2018. At December 31, 2017, the core deposit intangibles future estimated amortization expense is as follows:

(in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Core deposit intangible amortization	$114	$105	$96	$93	$89	$236	$733

The Company applies a qualitative analysis of conditions in order to determine if it is more likely than not that the carrying value is impaired. In the event that the qualitative analysis suggests that the carrying value of goodwill may be impaired, the Company, with the assistance of an independent third party valuation firm, uses several quantitative valuation methodologies in evaluating goodwill for impairment including a discounted cash flow approach that includes assumptions made concerning the future earnings potential of the organization, and a market-based approach that looks at values for organizations of comparable size, structure and business model. The current year's review of qualitative factors did not indicate that impairment has occurred, as such no quantitative analysis was performed at March 31, 2018.

NOTE 7 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of March 31, 2018 and December 31, 2017. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between levels during the three month periods ended March 31, 2018 or 2017.

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

Loans receivable — The fair value of our loan portfolio is estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The Company’s fair value model takes into account many inputs including loan discounts due to credit risk, current market rates on new loans, the U.S. treasury yield curve, LIBOR yield curve, rate floors, rate ceilings, remaining maturity, and average life based on specific loan type. Adoption of ASU 2016-01 during the first quarter of 2018 resulted in the use of an exit price rather than an entrance price to determine the fair value of loans not measured at fair value on a non-recurring basis. Loans are considered to be a level 3 valuation.

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

The estimated fair values of the Company’s financial instruments not measured at fair value at March 31, 2018 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$162,706	$162,706	1
Restricted equity securities	4,135	4,135	2
Loans, net	638,902	639,830	3
Interest receivable	2,963	2,963	2

Financial liabilities:
Deposits	(955,341)	(833,945)	3
Interest payable	(43)	(43)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,435)	3

The estimated fair values of the Company’s financial instruments not measured at fair value at December 31, 2017 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$149,173	$149,173	1
Restricted equity securities	4,135	4,135	2
Loans, net	638,902	639,830	3
Interest receivable	3,170	3,170	2

Financial liabilities:
Deposits	(938,882)	(829,992)	3
Interest payable	(45)	(45)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,180)	3

The following table presents the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the condensed consolidated balance sheets at each respective period end, by level within the fair value hierarchy as of March 31, 2018 and December 31, 2017.

	Fair Value Measurements at March 31, 2018 Using
(in thousands)	March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$46,645	$0	$46,645	$0
Collateralized mortgage obligations	2,417	0	2,417	0
Municipalities	92,664	0	92,664	0
SBA pools	10,990	0	10,990	0
Corporate debt	18,861	0	18,861	0
Asset backed securities	26,644	0	26,644	0

Equity Securities:
Mutual fund	$3,071	$3,071	$0	$0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:*
Land	$313	$0	$0	$313
Commercial and industrial	302	0	0	302
Consumer residential	15	0	0	15

	Fair Value Measurements at December 31, 2017 Using
(in thousands)	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$29,972	$0	$29,972	$0
Collateralized mortgage obligations	2,593	0	2,593	0
Municipalities	93,067	0	93,067	0
SBA pools	11,850	0	11,850	0
Corporate debt	18,789	0	18,789	0
Asset backed securities	22,977	0	22,977	0

Equity Securities:*
Mutual fund	$3,112	$3,112	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$313	$0	$0	$313
Commercial and industrial	302	0	0	302
Consumer residential	16	0	0	16
Other real estate owned	253	0	0	253

* Effective January 1, 2018, the Company adopted ASU 2016-01, which requires equity securities with readily determinable fair values to be measured at fair value with changes in the fair value recognized through net income. See Note 1 for additional information on this new accounting standard.

Available-for-sale and equity securities - Investment securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, if available. If quoted market prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions, and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include asset-backed securities in less liquid markets where significant inputs are unobservable.

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

Net realizable value of the underlying collateral is the fair value of the collateral less estimated selling costs and any prior liens. Appraisals, recent comparable sales, offers and listing prices are factored in when valuing the collateral. We review and verify the qualifications and licenses of the certified general appraisers used for appraising commercial properties or certified residential appraisers for residential properties. Real estate appraisals may utilize a combination of approaches including replacement cost, sales comparison and the income approach. Comparable sales and income data are analyzed by the appraisers and adjusted to reflect differences between them and the subject property such as type, leasing status and physical condition. When the appraisals are received, Management reviews the assumptions and methodology utilized in the appraisal, as well as the overall resulting value in conjunction with independent data sources such as recent market data and industry-wide statistics. We generally use a 6% discount for selling costs which is applied to all properties, regardless of size. Appraised values may be adjusted to reflect changes in market conditions that have occurred subsequent to the appraisal date, or for revised estimates regarding the timing or cost of the property sale. These adjustments are based on qualitative judgments made by management on a case-by-case basis. No fair value adjustments were made to OREO properties during the three months ended March 31, 2018.

There have been no significant changes in the valuation techniques during the period ended March 31, 2018.

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

The Company’s calculation of basic and diluted earnings per share (“EPS”) for the three month periods ended March 31, 2018 and 2017 are reflected in the table below.

	THREE MONTHS ENDED
(In thousands)	MARCH 31,
	2018	2017
BASIC EARNINGS PER SHARE

Net income	$2,802	$2,207
Weighted average shares outstanding	8,075	8,042
Net income per common share	$0.35	$0.27

DILUTED EARNINGS PER SHARE

Net income	$2,802	$2,207
Weighted average shares outstanding	8,075	8,042
Effect of dilutive stock options	2	5
Effect of dilutive non-vested restricted shares	24	25
Weighted average shares of common stock and common stock equivalents	8,101	8,072
Net income per diluted common share	$0.35	$0.27

During the three month periods ended March 31, 2018 and 2017, there were no anti-dilutive options to purchase shares of common stock, and there were no anti-dilutive non-vested restricted stock grants during the same periods.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion explains the significant factors affecting our operations and financial position for the periods presented. The discussion should be read in conjunction with our financial statements and the notes related thereto which appear or that are referenced to elsewhere in this report, and with the audited consolidated financial statements and accompanying notes included in our 2017 Annual Report on Form 10-K. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure are held-for-sale and are initially recorded at fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses, subsequent to foreclosure. Appraisals or evaluations are then done periodically and any subsequent declines in the fair value of the OREO property after the date of transfer are recorded through a write-down of the asset. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to current operations.

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

Management believes the following were important factors in the Company’s performance during the three month period ended March 31, 2018:

•

The Company recognized net income of $2,802,000 for the three month period ended March 31, 2018, as compared to $2,207,000 for the same period in 2017.  The factors contributing to these results will be discussed below.

•	The Company recognized no loan loss provisions during the three month periods ended March 31, 2018 and 2017, due to normal seasonal declines in loan demand.

•

Net interest income increased $1,035,000 or 12.8% for the three month period ended March 31, 2018, compared to the same period in 2017.  The increase was primarily due growth of our loan and investment security portfolios.

•	Non-interest income decreased by $139,000 or 9.4% for the three months ended March 31, 2018, as compared to the same period in 2017, primarily due to a decrease in gains on called securities.

•

Non-interest expense increased by $525,000 or 8.5% for the three month period ended March 31, 2018, as compared to the same period in 2017. The increase was mainly due to increased salaries and benefits, and other general operating expenses required to support the loan and deposit growth.

•

Total assets increased $17,961,000 or 1.7% from December 31, 2017.  Total net loans decreased by $14,087,000 or 2.2% and investment securities increased by $18,931,000 or 10.4% from December 31, 2017 to March 31, 2017, while deposits increased by $16,459,000 or 1.8% for the same period. Consequently, cash and cash equivalent balances increased due to the decline in gross loans, and the growth in deposits and shareholders’ equity, which was offset by the growth in investment securities.

Income Summary

For the three month period ended March 31, 2018, the Company recorded net income of $2,802,000, representing an increase of $595,000, as compared to $2,207,000 recorded during the same period in 2017.  Return on average assets (annualized) was 1.08% for the three months ended March 31, 2018, as compared to 0.91% for the same period in 2017.  Annualized return on average common equity was 12.47% for the three months ended March 31, 2018, as compared to 10.73% for the same period of 2017.

Net income before provisions for income taxes increased $371,000 for the three month period ended March 31, 2018, from the comparable 2017 period.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

(In thousands)	Effect on Pre-Tax Income
Increase (Decrease)
Three Months Ended
March 31, 2018
Change from 2017 to 2018 in:
Net interest income	$1,035
Provision for loan losses	0
Non-interest income	(139)
Non-interest expense	(525)
Change in net income before income taxes	$371

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three month period ended March 31, 2018, net interest income was $9,117,000, which represented an increase of $1,035,000 or 12.8%, from the comparable period in 2017. The increase is primarily due to loan and investment portfolio growth.

The net interest margin (net interest income as a percentage of average interest earning assets) was 3.80% for the three month period ended March 31, 2018, compared to 3.69% for the same period in 2017. The increase in net interest margin is primarily due to an increase in the average loan balance and yield on earning assets. In general, the Company has experienced net interest margin compression since the economic downturn in 2008 for several reasons: 1) deposit interest rates have essentially reached a threshold in which they cannot reasonably be further reduced, 2) competition in the lending market has driven new loan rates down and 3) deposit growth in recent years has resulted in high interest-bearing cash balances, which currently yield approximately 1.50%, has compressed our net interest margin.

Earning asset yield increased by 13 basis points for the three month period ended March 31, 2018, as compared to the same period of 2017, mainly due to an increase in loan volume, loan yield, and the yield on cash balances that have been recognized due to the recent FOMC rate hikes. Furthermore, the earning asset yield is trending upward as a result of deploying low yielding cash equivalent balances into the loan and investment portfolios which recognized average balance increases of $43 million and $25 million, respectively, in the three month period of 2018 as compared to 2017.

The cost of funds on interest-bearing liabilities increased by 3 basis points for the three month period of 2018, as compared to the same period in 2017, as deposit rates remain low and the banking industry has not reacted to the recent FOMC interest rate hikes thus far. The Company continues to recognize strong core deposit growth as evidenced by the increase in average non-interest-bearing demand deposit balances of $24 million, for the three month period ended March 31, 2018, as compared to the same period of 2017.

The following tables shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three month periods ended March 31, 2018 and 2017:

Net Interest Analysis

	Three months ended			Three months ended
	March 31, 2018			March 31, 2017
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)
Assets:
Earning assets:
Gross loans (1) (2)	$649,454	$7,590	4.74%	$607,037	$6,928	4.63%
Investment securities (2)	187,748	1,383	2.99%	162,300	1,337	3.34%
Federal funds sold	9,815	37	1.53%	7,685	15	0.79%
Interest-earning deposits	143,941	572	1.61%	141,080	301	0.87%
Total interest-earning assets	990,958	9,582	3.92%	918,102	8,581	3.79%
Total noninterest earning assets	59,437			67,294
Total assets	1,050,395			985,396
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	227,764	93	0.17%	185,145	45	0.10%
Money market deposits	292,710	155	0.21%	291,360	112	0.16%
Savings deposits	71,704	8	0.05%	75,469	27	0.15%
Time certificates of deposit $250,000 or more	19,648	15	0.31%	20,947	25	0.48%
Other time deposits	28,632	19	0.27%	33,265	20	0.24%
Total interest-bearing liabilities	640,458	290	0.18%	606,186	229	0.15%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	313,730			290,074
Other liabilities	5,049			5,699
Total noninterest-bearing liabilities	318,779			295,773
Shareholders' equity	91,158			83,437
Total liabilities and shareholders' equity	$1,050,395			$985,396
Net interest income		$9,292			$8,352
Net interest spread (3)			3.74%			3.64%
Net interest margin (4)			3.80%			3.69%

(1)  Loan fees have been included in the calculation of interest income.

(2) Yields and interest income on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

(5) Annual interest rates are computed by dividing the interest income/expense by the number of days in the period multiplied by 365.

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three month periods ended March 31, 2018 and 2017.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

(In thousands)

	For the Three Months Ended March 31,
	2018 vs 2017
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$484	$178	$662
Investment securities (2)	210	(164)	46
Federal funds sold	4	18	22
Interest-earning deposits	7	264	271
Total interest income	$705	$296	$1,001

Interest expense:
Interest-earning DDA	$10	$38	$48
Money market deposits	1	42	43
Savings deposits	(1)	(18)	(19)
Time CD $250K or more	(2)	(8)	(10)
Other time deposits	(3)	2	(1)
Total interest expense	$5	$56	$61

Change in net interest income	$700	$240	$940

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

The table above reflects an increase of $240,000 in net interest income due to rate changes for the first quarter of 2018 as compared to the same period of 2017. This increase is the result of the positive impact of recent FOMC rate hikes on interest-earning cash balance accounts and loan yields, but was partially offset by the lower yields on investment securities. The lower yield on investment securities is due in part to the lesser impact in 2018 of the full tax equivalent benefit on tax-free municipal bonds due to the lower corporate tax rate. The increase in earning asset balances combined with the overall change in mix of balances resulted in an increase of $700,000 to net interest income over the same period.

 Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three month period ended March 31, 2018, non-interest income was $1,332,000, representing a decrease of $139,000 or 9.4%, compared to the same period in 2017.

The following tables show the major components of non-interest income:

(in thousands)	For the Three Months Ended March 31,
	2018	2017	$ change	% change
Service charges on deposits	$370	$335	$35	10.4%
Debit card transaction fee income	278	264	14	5.3%
Earnings on cash surrender value of life insurance	125	128	(3)	(2.3%)
Mortgage commissions	32	62	(30)	(48.4%)
Gains on calls and sales of securities	71	389	(318)	(81.7%)
Gain on sale of OREO	193	0	193	#DIV/0!
Other income	263	293	(30)	(10.2%)
Total non-interest income	$1,332	$1,471	$(139)	(9.4%)

Service charges on deposits and debit card transaction fee income increased by $35,000 and $14,000, for the three months ended March 31, 2018 and 2017, respectively, compared to the same periods in 2017, due to an increase in the number of transaction deposit accounts and corresponding service fee income.

Mortgage commissions decreased by $30,000 for the three months ended March 31, 2018, as compared to the same period of 2017, as the demand for home purchases and refinancing has declined.

Net gain on sales and calls of securities decreased by $318,000 for the three months ended March 31, 2018, as compared to the same period in 2017, due to two large gains on called securities recorded during the first quarter of 2017.

The Company recorded a sale of an OREO property resulting in a gain of $193,000 during the first quarter of 2018, compared to no OREO sale gains during the same period of 2017. Other income decreased by $30,000 for the three month period ended March 31, 2017, as compared to the same period of 2017, due to normal volatility in various fee income categories including merchant card payment services.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

(in thousands)	For the Three Months Ended March 31,
	2018	2017	$ change	% change
Salaries and employee benefits	$4,019	$3,612	$407	11.3%
Occupancy	887	856	31	3.6%
Data processing fees	416	346	70	20.2%
Regulatory assessments (FDIC & DBO)	114	144	(30)	(20.8%)
Other	1,296	1,249	47	3.8%
Total non-interest expense	$6,732	$6,207	$525	8.5%

Non-interest expenses increased by $525,000 or 8.5% for the three months ended March 31, 2018, as compared to the same period of 2017.  Salaries and employee benefits increased $407,000 for the three months ended March 31, 2018, as compared to the same period of 2017, primarily due to additional staffing required to support the continued loan and deposit growth.

Occupancy expenses increased by $31,000 for the three months ended March 31, 2018, as compared to the same period of 2017, which is primarily due to rent and other overhead associated with the branch facilities. Data processing fees increased by $70,000 for the three month period ended March 31, 2018, as a result of servicing costs on the growing number of loan and deposit accounts.

FDIC and DBO (California Department of Business Oversight) regulatory assessments decreased by $30,000 for the three months ended March 31, 2018, as compared to the same period in 2017.  The initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC and our risk profile has improved throughout 2017 and 2018, resulting in a reduction in our assessment rate. However, we expect it to be offset by deposit growth throughout 2018, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis.

Other expense increased by $47,000 for the three months ended March 31, 2018, compared to the same period in 2017, as a result of increases in a variety of general operating expenses as our business portfolios continue to expand.

Management anticipates that non-interest expense will continue to increase as we continue to grow.  However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Income Taxes

We reported provisions for income taxes of $915,000 for the three month period ended March 31, 2018, representing a decrease of $224,000 as compared to the provision reported in the comparable period of 2017. The effective income tax rates on income from continuing operations was 24.6% for the three months ended March 31, 2018, compared to 34.0% for the comparable period of 2017. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans). The disparity between the effective tax rates for 2018 as compared to 2017 is primarily due to a decrease in the corporate tax rate from 34% in 2017 to 21% in 2018 related to the Tax Cuts and Jobs Act of 2017. This decrease to our income tax provision was offset by tax credits from and low income housing projects as well as tax free-income on municipal securities and loans that comprised a larger proportion of pre-tax income in 2017 as compared to 2018.

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

Non-accrual loans totaled $1,310,000 at March 31, 2018, as compared to $1,311,000 at December 31, 2017.  The non-accrual loans as of March 31, 2018 are loans made to two borrowers primarily for residential real estate development. As of March 31, 2018, we had four loans considered troubled debt restructurings totaling $1,310,000 million, all of which are included in non-accrual loans.

OREO as of March 31, 2018 consisted of one property, a residential land acquired through foreclosure that was written down to a zero balance because the public utilities have not been obtainable rendering these land lots unmarketable at this time. There was one sale of an OREO property resulting in a gain of $193,000 during the first quarter, which was a residential property with a carrying value of $253,000 as of December 31, 2017 that was acquired through foreclosure.

The following table presents information about the Bank’s non-performing assets, including asset quality ratios as of March 31, 2018 and December 31, 2017:

Non-Performing Assets

(in thousands)	March 31,	December 31,
	2018	2017
Loans in non-accrual status	$1,310	$1,311
Loans past due 90 days or more and accruing	0	0
Total non-performing loans	1,310	1,311
Other real estate owned	0	253
Total non-performing assets	$1,310	$1,564

Allowance for loan losses	$8,165	$8,166

Asset quality ratios:
Non-performing assets to total assets	0.12%	0.15%
Non-performing loans to total loans	0.20%	0.20%
Allowance for loan losses to total loans	1.26%	1.24%
Allowance for loan losses to total non-performing loans	623.2%	622.9%

Non-performing assets decreased by $254,000 as of March 31, 2018, as compared to December 31, 2017, due to the sale of one OREO property with a carrying value of $253,000 and principal payments of $1,000 on one non-accrual loan. The Company did not acquire any OREO properties and there were no fair value adjustments to OREO properties during the first three months of 2018.

Allowance for Loan and Lease Losses (“ALLL”)

Due to credit risk inherent in our lending business, we routinely set aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges made for the outstanding loan portfolio have been credited to the allowance for loan losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company recorded no loan loss provisions during the three months ended March 31, 2018 and 2017, due to seasonal soft loan demand during the first quarter.

The allowance for loan losses decreased by $1,000, to $8,165,000 at March 31, 2018, as compared to $8,166,000 at December 31, 2017, due to net loan charge-off of $1,000 recorded during the three month period of 2018. Stable credit quality combined with the decline in the quarter-end loan portfolio resulted in an increase to the allowance for loan losses as a percentage of total loans to 1.26% at March 31, 2018 as compared to 1.23% at December 31, 2017.

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

Although management believes the allowance at March 31, 2018 was adequate to absorb probable losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on our service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of March 31, 2018, and December 31, 2017, we had $162,706,000 and $149,173,000, respectively, in cash and cash equivalents.

Investment Securities

Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing an interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk. Investment securities that we intend to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale or equity securities.  Currently, all of our investment securities are classified as available-for-sale except for one mutual fund classified as an equity security with a carrying value of $3,071,000 as of March 31, 2018. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. The carrying values of equity securities are adjusted for unrealized gains or losses through noninterest income in the consolidated statement of income.

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

Goodwill

Goodwill arises when the Company’s purchase price exceeds the fair value of the net assets of an acquired business. Goodwill represents the value attributable to intangible elements acquired. The value of goodwill is supported ultimately by profit from the acquired business. A decline in earnings could lead to impairment, which would be recorded as a write-down in the Company’s consolidated statements of earnings. Events that may indicate goodwill impairment include significant or adverse changes in results of operations of the acquired business or asset, economic or political climate; an adverse action or assessment by a regulator; unanticipated competition; and a more-likely-than-not expectation that a reporting unit will be sold or disposed of at a loss. While goodwill is not amortized, the Company does conduct periodic impairment analysis on goodwill at least annually or more often as conditions require. At March 31, 2018, the Company had goodwill in the amount of $3,313,000.

Deposits

Total deposits at March 31, 2018 were $955,341,000, a $16,459,000 or 1.8% increase from the deposit total of $938,882,000 at December 31, 2017.  Average deposits increased $57,928,000 to $954,188,000 for the three month period ended March 31, 2018 as compared to the same period in 2017. We believe we attracted deposits due to the safety and soundness of the Bank and our focus on customer service.

Deposits Outstanding

	March 31,	December 31,	Three Month Change
(in thousands)	2018	2017	$	%

Demand	$542,394	$539,383	$3,011	0.6%
MMDA	293,548	280,342	13,206	4.7%
Savings	72,562	69,630	2,932	4.2%
Time < $250K	28,074	29,424	(1,350)	(4.6% )
Time > $250K	18,763	20,103	(1,340)	(6.7% )
	$955,341	$938,882	$16,459	1.8%

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Five of our clients carry deposit balances of more than 1% of our total deposits, one of which had a deposit balance of more than 3% of total deposits at March 31, 2018. We believe that our funding concentration risk is not significant, and is mitigated by the ample sources of funds the Bank has access to.

Since our deposit growth strategy emphasizes core deposit growth we have avoided relying on brokered deposits as a consistent source of funds. The Company had no brokered deposits as of March 31, 2018 and December 31, 2017.

Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. Our outstanding FHLB advances remained a zero balance at December 31, 2017 and March 31, 2018, as we continue to rely on deposit growth as our primary source of funding. See “Liquidity Management” below for the details on the FHLB borrowings program.

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

The following table shows our capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at March 31, 2018 and December 31, 2017:

					To be well
					capitalized under
(in thousands)			For capital		prompt corrective
	Actual		adequacy purposes (1)		action provisions
Capital ratios for Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of March 31, 2018
Total capital (to Risk- Weighted Assets)	$95,540	11.3%	$83,219	>9.875%	$84,272	>10.0%
Tier I capital (to Risk- Weighted Assets)	$87,007	10.3%	$66,364	>7.875%	$67,418	>8.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$87,007	10.3%	$53,724	>6.375%	$54,777	>6.5%
Tier I capital (to Average Assets)	$87,007	8.3%	$41,846	>4.0%	$52,308	>5.0%

As of December 31, 2017
Total capital (to Risk- Weighted Assets)	$93,933	11.3%	$77,102	>9.25%	$83,354	>10.0%
Tier I capital (to Risk- Weighted Assets)	$85,462	10.3%	$60,431	>7.25%	$66,683	>8.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$85,462	10.3%	$47,928	>5.75%	$54,180	>6.5%
Tier I capital (to Average Assets)	$85,462	8.4%	$40,820	>4.0%	$51,025	>5.0%

Capital ratios for the Company:

As of March 31, 2018
Total capital (to Risk- Weighted Assets)	$95,942	11.4%	$83,244	>9.875%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$87,409	10.4%	$66,384	>7.875%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$87,409	10.4%	$53,740	>6.375%	N/A	N/A
Tier I capital (to Average Assets)	$87,409	8.4%	$41,855	>4.0%	N/A	N/A

As of December 31, 2017
Total capital (to Risk- Weighted Assets)	$94,354	11.3%	$77,119	>9.25%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$85,883	10.3%	$60,445	>7.25%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$85,883	10.3%	$47,939	>5.75%	N/A	N/A
Tier I capital (to Average Assets)	$85,883	8.4%	$40,823	>4.0%	N/A	N/A

(1)     The adequately capitalized thresholds in the table above, includes the capital conservation buffers of 1.875% in 2018 and 1.25% in 2017, that became effective January 1, 2016. These ratios are not reflected on a fully phased-in basis, which will occur in January 2019.

The Bank is also subject to capital requirements similar to those discussed above. The Bank’s capital ratios do not vary materially from our capital ratios presented above. At March 31, 2018, the Bank exceeded the minimum ratios established by the FRB.

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

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. We obtain funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings. Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common and preferred stockholders. Our liquid assets at March 31, 2018 were $289.6 million compared to $254.8 million at December 31, 2017.  Our liquidity level measured as the percentage of liquid assets to total assets was 27.5% at March 31, 2018, compared to 24.6% at December 31, 2017. We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the next twelve months. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of March 31, 2018, our borrowing capacity from the FHLB was approximately $249.2 million and there were no outstanding advances. We also maintain 2 lines of credit with correspondent banks to purchase up to $30 million in federal funds, for which there were no advances as of March 31, 2018.

Off-Balance-Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of March 31, 2018 and December 31, 2017, we had commitments to extend credit of $143.5 million and $118.0 million, respectively, which includes obligations under letters of credit of $1.8 million and $1.9 million.

The effect on our revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

Item 3.                    Quantitative and Qualitative Disclosures About Market Risk

No Material Changes since the Form 10-K for year ended December 31, 2017, which was filed with the SEC on March 15, 2018.

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

There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the Evaluation Date.

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

Item 1A.                      Risk Factors

There have been no material changes in our risk factors from those disclosed in our 2017 Annual Report on Form 10-K.

Item 2.                    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                    Defaults Upon Senior Securities

None.

Item 4.                    Mine Safety Disclosures

None.

Item 5.                    Other Information

McCarty Executive Employment Agreement

The occurrence or potential occurrence of a change in control could create uncertainty regarding the continued employment of our executive officers. We believe that providing a combination of term employment and equity incentive benefits allows our executive officers to continue to focus and serve in the best interest of us and our shareholders.

Accordingly, on March 20, 2018 we entered into an executive employment agreement with Richard A. McCarty, our Senior Executive Vice President and Chief Operating Officer. Mr. McCarty’s agreement provides for a three-year term of employment with a base annual salary of $241,823 and bonus eligibility. In addition, the agreement provides for a severance payment in the event of termination of employment other than for cause equal to the gross salary payable to the executive during the remainder of the term. The agreement also provides for the executive to participate in benefit programs under the same terms and conditions as our other executive officers, and provides perquisites appropriate to an executive officer position.

Item 6.                    Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Exhibit Description

10.9	Executive Employment Agreement between Richard A. McCarty and Oak Valley Bancorp dated March 20, 2018
31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Oak Valley Bancorp
Date: May 10, 2018	By:	/s/ JEFFREY A. GALL
Jeffrey A. Gall
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)