Form 10-Q
period 2018-06-30
Oak Valley Bancorp
filed 2018-08-08
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,183,005 shares of common stock outstanding as of August 1, 2018.

Oak Valley Bancorp

June 30, 2018

PART I – FINANCIAL STATEMENTS

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)	June 30,	December 31,
	2018	2017
ASSETS
Cash and due from banks	$158,775	$142,968
Federal funds sold	7,535	6,205
Cash and cash equivalents	166,310	149,173

Securities - available for sale	204,713	179,248
Securities - equity investments	3,068	3,112
Loans, net of allowance for loan loss of $8,162 and $8,166 at June 30, 2018 and December 31, 2017, respectively	645,136	652,989
Cash surrender value of life insurance	18,768	18,517
Bank premises and equipment, net	15,020	14,478
Other real estate owned	0	253
Goodwill and other intangible assets, net	3,999	4,056
Interest receivable and other assets	12,586	13,026

	$1,069,600	$1,034,852

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$970,615	$938,882
Interest payable and other liabilities	4,840	5,203
Total liabilities	975,455	944,085

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,183,005 and 8,098,605 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	25,422	24,773
Additional paid-in capital	3,134	3,576
Retained earnings	65,606	61,429
Accumulated other comprehensive (loss) income, net of tax	(17)	989
Total shareholders’ equity	94,145	90,767

	$1,069,600	$1,034,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share amounts)	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2018	2017	2018	2017
INTEREST INCOME
Interest and fees on loans	$7,628	$7,230	$15,199	$14,152
Interest on securities	1,417	1,102	2,645	2,176
Interest on federal funds sold	47	21	84	36
Interest on deposits with banks	594	372	1,166	672
Total interest income	9,686	8,725	19,094	17,036

INTEREST EXPENSE
Deposits	359	270	650	499
Total interest expense	359	270	650	499

Net interest income	9,327	8,455	18,444	16,537
Provision for loan losses	0	35	0	35

Net interest income after provision for loan losses	9,327	8,420	18,444	16,502

OTHER INCOME
Service charges on deposits	368	351	738	686
Debit card transaction fee income	304	278	582	542
Earnings on cash surrender value of life insurance	126	128	251	256
Mortgage commissions	33	37	65	99
Gains on sales and calls of securities	7	1	77	390
Gain on sale of OREO	0	0	193	0
Other	173	1,241	437	1,534
Total non-interest income	1,011	2,036	2,343	3,507

OTHER EXPENSES
Salaries and employee benefits	4,076	3,457	8,095	7,069
Occupancy expenses	988	817	1,875	1,673
Data processing fees	426	409	842	755
Regulatory assessments (FDIC & DBO)	114	136	228	280
Other operating expenses	1,301	1,257	2,597	2,506
Total non-interest expense	6,905	6,076	13,637	12,283

Net income before provision for income taxes	3,433	4,380	7,150	7,726

Total provision for income taxes	842	1,550	1,757	2,689
Net Income	$2,591	$2,830	$5,393	$5,037

Net income per share	$0.32	$0.35	$0.67	$0.63

Net income per diluted share	$0.32	$0.35	$0.67	$0.62

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands)	2018	2017	2018	2017

Net income	$2,591	$2,830	$5,393	$5,037
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding (losses) gains arising during the period	(243)	1,990	(1,583)	3,029
Less: reclassification for net gains included in net income	(7)	(1)	(77)	(390)
Other comprehensive (loss) gain, before tax	(250)	1,989	(1,660)	2,639
Tax benefit (expense) related to items of other comprehensive income	74	(819)	491	(1,086)
Total other comprehensive (loss) gain	(176)	1,170	(1,169)	1,553
Comprehensive income	$2,415	$4,000	$4,224	$6,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	YEAR ENDED DECEMBER 31, 2017 AND SIX MONTHS ENDED JUNE 30, 2018
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2017	8,088,455	$24,682	$3,473	$54,520	$(225)	$82,450
Stock options exercised	9,000	91				91
Restricted stock issued	8,000					0
Restricted stock forfeited	(6,850)					0
Cash dividends declared				(2,022)		(2,022)
Stock based compensation			103			103
Other comprehensive income					1,051	1,051
DTA remeasurement reclassification				(163)	163	0
Net income				9,094		9,094
Balances, December 31, 2017	8,098,605	$24,773	$3,576	$61,429	$989	$90,767

Restricted stock issued	84,400					0
Cash dividends declared				(1,053)		(1,053)
Stock based compensation			207			207
APIC reclassification		649	(649)			0
Other comprehensive loss					(1,169)	(1,169)
Reclassification from adoption of ASU 2016-01				(163)	163	0
Net income				5,393		5,393
Balances, June 30, 2018	8,183,005	$25,422	$3,134	$65,606	$(17)	$94,145

The accompanying notes are an integral part of these condensed consolidated financial statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
(dollars in thousands)	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,393	$5,037
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	0	35
(Decrease) increase in deferred fees/costs, net	(93)	77
Depreciation	617	560
Amortization of investment securities, net	538	393
Stock based compensation	207	55
Gain on sale of OREO property	(193)	0
Gain on sale of available for sale security	(70)	0
Earnings on cash surrender value of life insurance	(251)	(256)
(Decrease) increase in interest payable and other liabilities	(363)	1,042
Increase in interest receivable	(142)	(58)
Decrease (Increase) in other assets	1,438	(37)
Net cash from operating activities	7,081	6,848

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(38,101)	(16,023)
Purchases of equity securities	(43)	(41)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	10,515	3,782
Gain on calls of available for sale securities	(7)	(390)
Net decrease (increase) in loans	7,946	(13,090)
Purchase of FHLB Stock	(222)	(340)
Proceeds from sale of OREO	447	0
Purchases of premises and equipment	(1,159)	(95)
Net cash used in investing activities	(20,624)	(26,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(1,053)	(1,011)
Net increase in demand deposits and savings accounts	36,400	14,602
Net decrease in time deposits	(4,667)	(2,909)
Proceeds from sale of common stock and exercise of stock options	0	16
Net cash from financing activities	30,680	10,698

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,137	(8,651)

CASH AND CASH EQUIVALENTS, beginning of period	149,173	190,810

CASH AND CASH EQUIVALENTS, end of period	$166,310	$182,159

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$651	$500
Income taxes	$2,200	$2,087

NON-CASH INVESTING ACTIVITIES:
Change in unrealized (loss) gain on securities	$(1,747)	$2,640

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

The consolidated financial statements include the accounts of the parent company and its wholly-owned bank subsidiary. Unless otherwise stated, the “Company” refers to the consolidated entity, Oak Valley Bancorp, while the “Bank” refers to Oak Valley Community Bank. All material intercompany transactions have been eliminated. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations, changes in shareholders’ equity and cash flows.  All adjustments are of a normal, recurring nature. The interim consolidated financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results of a full year’s operations. Certain prior year amounts have been reclassified to conform to the current year presentation. There was no effect on net income or shareholders’ equity as a result of reclassifications. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2017.

Oak Valley Community Bank is a California state-chartered bank. The Company was incorporated under the laws of the State of California on May 31, 1990, and began operations in Oakdale on May 28, 1991. The Company operates branches in Oakdale, Sonora, Bridgeport, Bishop, Mammoth Lakes, Modesto, Manteca, Patterson, Turlock, Ripon, Stockton, Escalon, and an LPO office in Sacramento, California. The Bridgeport, Mammoth Lakes, and Bishop branches operate as a separate division, Eastern Sierra Community Bank. The Company’s primary source of revenue is providing loans to customers who are predominantly middle-market businesses.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU was issued to address certain stranded tax effects in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act of 2017. The ASU provides companies the option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change from the newly enacted corporate tax rate is recorded. The amount of the reclassification would be calculated on the basis of the difference between the historical and newly enacted tax rates for deferred tax liabilities and assets related to items within accumulated other comprehensive income. The ASU requires companies to disclose its accounting policy related to releasing income tax effects from accumulated other comprehensive income, whether it has elected to reclassify the stranded tax effects, and information about the other income tax effects that are reclassified. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods, therein, and early adoption is permitted for public business entities for which financial statements have not yet been issued. As of December 31, 2017, the Company adopted the ASU and made a reclassification adjustment from accumulated other comprehensive income to retained earnings on the Consolidated Statements of Shareholders' Equity, related to the stranded tax effects due to the change in the federal corporate tax rate applied on the unrealized gains (losses) on investments on a portfolio basis, to reflect the provisions of this ASU.

NOTE 3 – SECURITIES

Equity Securities

The Company held equity securities with fair values of $3,068,000 and $3,112,000 at June 30, 2018 and December 31, 2017, respectively. There were no sales of equity securities during the three and six months ended June 30, 2018. Consistent with ASU 2016-01, these securities are carried at fair value with the changes in fair value recognized in the consolidated statement of income. Accordingly, the Company recognized an unrealized loss of $87,000 during the six months ended June 30, 2018.

Debit Securities

Debt securities have been classified in the financial statements as available for sale. The amortized cost and estimated fair values of debt securities as of June 30, 2018 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$45,937	$180	$(550)	$45,567
Collateralized mortgage obligations	2,300	0	(74)	2,226
Municipalities	91,370	1,387	(459)	92,298
SBA pools	10,233	19	(62)	10,190
Corporate debt	21,426	172	(775)	20,823
Asset backed securities	33,471	206	(68)	33,609
	$204,737	$1,964	$(1,988)	$204,713

The following tables detail the gross unrealized losses and fair values of debt securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2018.

(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$30,239	$(324)	$4,981	$(226)	$35,220	$(550)
Collateralized mortgage obligations	457	(1)	1,768	(73)	2,225	(74)
Municipalities	30,899	(335)	7,407	(124)	38,306	(459)
SBA pools	6,337	(56)	613	(6)	6,950	(62)
Corporate debt	3,991	(72)	11,786	(703)	15,777	(775)
Asset backed securities	12,290	(61)	1,980	(7)	14,270	(68)
Total temporarily impaired securities	$84,213	$(849)	$28,535	$(1,139)	$112,748	$(1,988)

At June 30, 2018, there were nine corporate debts, eight municipalities, four U.S. agencies, two SBA pools, two asset backed securities and two collateralized mortgage obligation that comprised the total debt securities in an unrealized loss position for greater than 12 months and forty-three municipalities, twenty-one U.S. agencies, seven asset backed securities, four SBA pools, two collateralized mortgage obligations, and two corporate debts that make up the total debt securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and volatility of the security’s fair value. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes and the Company does not intend to sell the securities and it is not likely that we will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities at June 30, 2018, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$30,437	$30,676
Due after one year through five years	52,211	52,008
Due after five years through ten years	51,071	51,010
Due after ten years	71,018	71,019
	$204,737	$204,713

The amortized cost and estimated fair values of debt securities as of December 31, 2017, are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$29,741	$374	$(143)	$29,972
Collateralized mortgage obligations	2,628	1	(36)	2,593
Municipalities	91,201	2,174	(308)	93,067
SBA pools	11,818	46	(14)	11,850
Corporate debt	19,358	112	(681)	18,789
Asset backed securities	22,866	125	(14)	22,977
	$177,612	$2,832	$(1,196)	$179,248

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

We recognized gross gains of $7,000 for the three and six month periods ended June 30, 2018, on certain available-for-sale securities that were called, which compares to $1,000 and $390,000 in the same periods of 2017. There was one sale of a municipal bond resulting in a gain of $70,000 during the first six months of 2018, compared to no sales during the same period of 2017.

Debt securities carried at $116,582,000 and $109,158,000 at June 30, 2018 and December 31, 2017, respectively, were pledged to secure deposits of public funds.

NOTE 4 – LOANS

Our customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of June 30, 2018, approximately 78% of the Company’s loans are commercial real estate loans which include construction loans. Approximately 11% of the Company’s loans are for general commercial uses including professional, retail, and small business. Additionally, 5% of the Company’s loans are for residential real estate and other consumer loans. The remaining 6% are agriculture loans. Loan totals were as follows:

(in thousands)	June 30, 2018	December 31, 2017
Commercial real estate:
Commercial real estate- construction	$25,001	$31,265
Commercial real estate- mortgages	415,301	417,138
Land	10,753	10,072
Farmland	51,601	58,675
Commercial and industrial	75,561	69,610
Consumer	724	689
Consumer residential	37,277	37,161
Agriculture	38,376	37,934
Total loans	654,594	662,544

Less:
Deferred loan fees and costs, net	(1,296)	(1,389)
Allowance for loan losses	(8,162)	(8,166)
Net loans	$645,136	$652,989

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At June 30, 2018 and December 31, 2017, commercial real estate loans equal to approximately 42% and 43%, respectively, of the outstanding principal balance of our commercial real estate loans were secured by owner-occupied properties.

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

Non-accrual loans, segregated by class of loans, were as follows:

(in thousands)	June 30, 2018	December 31, 2017
Commercial real estate:
Land	$993	$993
Commercial and industrial	302	302
Consumer residential	15	16
Total non-accrual loans	$1,310	$1,311

Had non-accrual loans performed in accordance with their original contract terms, we would have recognized additional interest income of approximately $19,000 and $37,000 in the three and six month periods ended June 30, 2018, respectively, as compared to $31,000 and $68,000 in the same periods of 2017.

The following table analyzes past due loans including the past due non-accrual loans in the above table, segregated by class of loans, as of June 30, 2018 (in thousands):

June 30, 2018	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$25,001	$25,001	$0
Commercial R.E. - mortgages	0	0	0	0	415,301	415,301	0
Land	0	0	993	993	9,760	10,753	0
Farmland	0	0	0	0	51,601	51,601	0
Commercial and industrial	0	0	302	302	75,259	75,561	0
Consumer	0	0	0	0	724	724	0
Consumer residential	17	0	0	17	37,260	37,277	0
Agriculture	0	0	0	0	38,376	38,376	0
Total	$17	$0	$1,295	$1,312	$653,282	$654,594	$0

The following table analyzes past due loans including the past due non-accrual loans in the above table, segregated by class of loans, as of December 31, 2017 (in thousands):

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

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. There was no interest income realized on impaired loans for the three and six months ended June 30, 2018 and 2017.

Impaired loans as of June 30, 2018 and December 31, 2017 are set forth in the following tables.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
June 30, 2018
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0
Land	1,309	0	993	993	680
Farmland	0	0	0	0	0
Commercial and Industrial	334	302	0	302	0
Consumer	0	0	0	0	0
Consumer residential	15	15	0	15	0
Agriculture	0	0	0	0	0
Total	$1,658	$317	$993	$1,310	$680

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
December 31, 2017
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	1,309	0	993	993	680	1,760
Farmland	0	0	0	0	0	0
Commercial and Industrial	334	302	0	302	0	303
Consumer	0	0	0	0	0	0
Consumer residential	16	16	0	16	0	76
Agriculture	0	0	0	0	0	0
Total	$1,659	$318	$993	$1,311	$680	$2,139

Troubled Debt Restructurings – In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

At June 30, 2018, there were 4 loans that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $1,310,000. At December 31, 2017, there were 4 loans that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $1,311,000. At June 30, 2018 and December 31, 2017 there were no unfunded commitments on loans classified as a troubled debt restructures. We have allocated $680,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of June 30, 2018 and December 31, 2017.

The modification of the terms of such loans typically includes one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date; or a temporary payment modification in which the payment amount allocated towards principal was reduced. In some cases, a permanent reduction of the accrued interest on the loan is conceded.

During the three and six months ended June 30, 2018 and 2017, no loans were modified as troubled debt restructurings. There were no loans modified as troubled debt restructurings within the previous twelve months and for which there was a payment default during the three and six month periods ended June 30, 2018 and 2017. A loan is considered to be in payment default once it is ninety days contractually past due under the modified terms.

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

As of June 30, 2018 and December 31, 2017, there are no loans that are classified with a risk grade of 8- Loss.

The following table presents weighted average risk grades of our loan portfolio:

	June 30, 2018	December 31, 2017
	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.00	3.08
Commercial real estate - mortgages	3.00	3.01
Land	3.66	3.71
Farmland	3.00	3.14
Commercial and industrial	3.08	3.09
Consumer	2.02	2.34
Consumer residential	3.01	3.01
Agriculture	3.12	3.19
Total gross loans	3.02	3.05

The following table presents risk grade totals by class of loans as of June 30, 2018 and December 31, 2017. Risk grades 1 through 4 have been aggregated in the “Pass” line.

(in thousands)	Commercial R.E. Construction	Commercial R.E. Mortgages	Land	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

June 30, 2018

Pass	$25,001	$414,609	$9,588	$51,601	$71,826	$697	$37,219	$38,376	$648,917
Special mention	-	-	-	-	3,433	-	-	-	3,433
Substandard	-	692	1,165	-	302	27	58	-	2,244
Doubtful	-	-	-	-	-	-	-	-	-
Total loans	$25,001	$415,301	$10,753	$51,601	$75,561	$724	$37,277	$38,376	$654,594

December 31, 2017

Pass	$30,008	$416,437	$8,901	$58,675	$65,313	$662	$37,100	$37,934	$655,030
Special mention	1,257	-	-	-	3,762	-	-	-	5,019
Substandard	-	701	1,171	-	535	27	61	-	2,495
Doubtful	-	-	-	-	-	-	-	-	-
Total loans	$31,265	$417,138	$10,072	$58,675	$69,610	$689	$37,161	$37,934	$662,544

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2018 and 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses
For the Three Months Ended March 31, 2018 and 2017

(in thousands)	Commercial	Commercial		Consumer
Three Months Ended June 30, 2018	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$6,138	$808	$22	$297	$678	$222	$8,165
Charge-offs	0	0	(6)	0	0	0	(6)
Recoveries	0	0	3	0	0	0	3
Provision for (reversal of) loan losses	(116)	65	3	7	20	21	0
Ending balance	$6,022	$873	$22	$304	$698	$243	$8,162

Six Months Ended June 30, 2018	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$6,331	$813	$27	$300	$693	$2	$8,166
Charge-offs	0	0	(10)	0	0	0	(10)
Recoveries	0	0	5	1	0	0	6
Provision for (reversal of) loan losses	(309)	60	0	3	5	241	0
Ending balance	$6,022	$873	$22	$304	$698	$243	$8,162

(in thousands)	Commercial	Commercial		Consumer
Three Months Ended June 30, 2017	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$6,266	$735	$37	$310	$447	$32	$7,827
Charge-offs	-	-	(10)	-	-	-	(10)
Recoveries	-	-	1	1	-	-	2
Provision for (reversal of) loan losses	(19)	11	2	10	6	25	35
Ending balance	$6,247	$746	$30	$321	$453	$57	$7,854

Six Months Ended June 30, 2017	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$6,185	$697	$51	$325	$504	$70	$7,832
Charge-offs	-	-	(17)	-	-	-	(17)
Recoveries	-	-	3	1	-	-	4
Provision for (reversal of) loan losses	62	49	(7)	(5)	(51)	(13)	35
Ending balance	$6,247	$746	$30	$321	$453	$57	$7,854

The following table details the allowance for loan losses and ending gross loan balances as of June 30, 2018, December 31, 2017 and June 30, 2017 summarized by collective and individual evaluation methods of impairment.

(in thousands)	Commercial	Commercial		Consumer
June 30, 2018	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Allowance for loan losses for loans:
Individually evaluated for impairment	$680	$0	$0	$0	$0		$680
Collectively evaluated for impairment	5,342	873	22	304	698	243	7,482
	$6,022	$873	$22	$304	$698	$243	$8,162

Ending gross loan balances:
Individually evaluated for impairment	$993	$302	$0	$15	$0	$0	$1,310
Collectively evaluated for impairment	501,663	75,259	724	37,262	38,376	0	653,284
	$502,656	$75,561	$724	$37,277	$38,376	$0	$654,594

December 31, 2017
Allowance for loan losses for loans:
Individually evaluated for impairment	$680	$0	$0	$0	$0		$680
Collectively evaluated for impairment	5,651	813	27	300	693	2	7,486
	$6,331	$813	$27	$300	$693	$2	$8,166

Ending gross loans balances:
Individually evaluated for impairment	$993	$303	$0	$15	$0	$0	$1,311
Collectively evaluated for impairment	516,157	69,307	689	37,146	37,934	0	661,233
	$517,150	$69,610	$689	$37,161	$37,934	$0	$662,544

June 30, 2017
Allowance for loan losses for loans:
Individually evaluated for impairment	$680	$0	$0	$0	$0		$680
Collectively evaluated for impairment	5,567	746	30	321	453	57	7,174
	$6,247	$746	$30	$321	$453	$57	$7,854

Ending gross loan balances:
Individually evaluated for impairment	$1,574	$304	$0	$154	$0	$0	$2,032
Collectively evaluated for impairment	493,448	63,550	684	39,147	24,948	0	621,777
	$495,022	$63,854	$684	$39,301	$24,948	$0	$623,809

Changes in the reserve for off-balance-sheet commitments were as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2018	2017	2018	2017

Balance, beginning of period	$368	$289	$305	$284
Provision to Operations for Off Balance Sheet Commitments	4	13	67	18
Balance, end of period	$372	$302	$372	$302

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

At June 30, 2018 and December 31, 2017, loans carried at $654,594,000 and $662,544,000, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 5 – OTHER REAL ESTATE OWNED

As of June 30, 2018, the Company owned one property classified as other real estate with no carrying value, as compared to two properties totaling $253,000 as of December 31, 2017. The property owned at June 30, 2018 and December 31, 2017, was a residential land property that was written down to a zero balance because the public utilities have not been obtainable rendering these land lots unmarketable at this time. This other real estate asset (“OREO”) property and the other property owned at December 31, 2017 were acquired through loan foreclosures. During the six months ended June 30, 2018, there was one sale of an OREO property resulting in a gain on sale of $193,000, and there were no OREO property acquisitions. During the six months ended June 30, 2017, there were no acquisitions or sales of OREO properties.

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

The core deposit intangible represents the estimated future benefits of acquired deposits and is booked separately from the related deposits. The value of the core deposit intangible asset was determined using a discounted cash flow approach to arrive at the cost differential between the core deposits (non-maturity deposits such as transaction, savings and money market accounts) and alternative funding sources. The core deposit intangible is amortized on an accelerated basis over an estimated ten-year life, and it is evaluated periodically for impairment. No impairment loss was recognized as of June 30, 2018. At December 31, 2017, the core deposit intangibles future estimated amortization expense is as follows:

(in thousands)	2018	2019	2020	2021	2022	Thereafter	Total

Core deposit intangible amortization	$114	$105	$96	$93	$89	$236	$733

The Company applies a qualitative analysis of conditions in order to determine if it is more likely than not that the carrying value is impaired. In the event that the qualitative analysis suggests that the carrying value of goodwill may be impaired, the Company, with the assistance of an independent third party valuation firm, uses several quantitative valuation methodologies in evaluating goodwill for impairment including a discounted cash flow approach that includes assumptions made concerning the future earnings potential of the organization, and a market-based approach that looks at values for organizations of comparable size, structure and business model. The current year's review of qualitative factors did not indicate that impairment has occurred, as such no quantitative analysis was performed at June 30, 2018.

NOTE 7 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of June 30, 2018 and December 31, 2017. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between levels during the three and six month periods ended June 30, 2018 or 2017.

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

The estimated fair values of the Company’s financial instruments not measured at fair value at June 30, 2018 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$166,310	$166,310	1
Restricted equity securities	4,357	4,357	2
Loans, net	645,136	646,743	3
Interest receivable	3,313	3,313	2

Financial liabilities:
Deposits	(970,615)	(970,112)	3
Interest payable	(44)	(44)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,446)	3

The estimated fair values of the Company’s financial instruments not measured at fair value at December 31, 2017 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$149,173	$149,173	1
Restricted equity securities	4,135	4,135	2
Loans, net	638,902	639,830	3
Interest receivable	3,170	3,170	2

Financial liabilities:
Deposits	(938,882)	(829,992)	3
Interest payable	(45)	(45)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,180)	3

The following table presents the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the condensed consolidated balance sheets at each respective period end, by level within the fair value hierarchy as of June 30, 2018 and December 31, 2017.

	Fair Value Measurements at June 30, 2018 Using
(in thousands)	June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$45,567	$0	$45,567	$0
Collateralized mortgage obligations	2,226	0	2,226	0
Municipalities	92,298	0	92,298	0
SBA pools	10,190	0	10,190	0
Corporate debt	20,823	0	20,823	0
Asset backed securities	33,609	0	33,609	0

Equity Securities:*
Mutual fund	$3,068	$3,068	$0	$0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$313	$0	$0	$313
Commercial and industrial	302	0	0	302
Consumer residential	15	0	0	15

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

Other Real Estate Owned - OREO acquired through, or in lieu of, foreclosure are held-for-sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses, subsequent to foreclosure. Appraisals or evaluations are then done periodically thereafter charging any additional write-downs or valuation allowances to the appropriate expense accounts. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. OREO is classified within Level 3 of the hierarchy.

Net realizable value of the underlying collateral is the fair value of the collateral less estimated selling costs and any prior liens. Appraisals, recent comparable sales, offers and listing prices are factored in when valuing the collateral. We review and verify the qualifications and licenses of the certified general appraisers used for appraising commercial properties or certified residential appraisers for residential properties. Real estate appraisals may utilize a combination of approaches including replacement cost, sales comparison and the income approach. Comparable sales and income data are analyzed by the appraisers and adjusted to reflect differences between them and the subject property such as type, leasing status and physical condition. When the appraisals are received, management reviews the assumptions and methodology utilized in the appraisal, as well as the overall resulting value in conjunction with independent data sources such as recent market data and industry-wide statistics. We generally use a 6% discount for selling costs which is applied to all properties, regardless of size. Appraised values may be adjusted to reflect changes in market conditions that have occurred subsequent to the appraisal date, or for revised estimates regarding the timing or cost of the property sale. These adjustments are based on qualitative judgments made by management on a case-by-case basis. No fair value adjustments were made to OREO properties during the six months ended June 30, 2018.

There have been no significant changes in the valuation techniques during the period ended June 30, 2018.

NOTE 8 – EARNINGS PER SHARE

Earnings per share (“EPS”) are based upon the weighted average number of common shares outstanding during each year. The following table shows: (1) weighted average basic shares, (2) effect of dilutive securities related to stock options and non-vested restricted stock, and (3) weighted average shares of common stock and common stock equivalents. Net income available to common stockholders is calculated as net income reduced by dividends accumulated on preferred stock, if any. Basic EPS is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period, excluding unvested restricted stock awards. Diluted EPS is calculated using the weighted average diluted shares, which reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive shares included in year-to-date diluted EPS is a weighted average of the dilutive shares included in each quarterly diluted EPS computation under the treasury stock method. We have two forms of outstanding common stock: common stock and unvested restricted stock awards. Holders of restricted stock awards receive non-forfeitable dividends at the same rate as common stockholders and they both share equally in undistributed earnings. Therefore, under the two class method the difference in EPS is not significant for these participating securities.

The Company’s calculation of basic and diluted earnings per share (“EPS”) for the three and six month periods ended June 30, 2018 and 2017 are reflected in the table below.

	THREE MONTHS ENDED
(In thousands)	JUNE 30,
	2018	2017
BASIC EARNINGS PER SHARE

Net income	$2,591	$2,830
Weighted average shares outstanding	8,080	8,062
Net income per common share	$0.32	$0.35

DILUTED EARNINGS PER SHARE

Net income	$2,591	$2,830
Weighted average shares outstanding	8,080	8,062
Effect of dilutive stock options	2	4
Effect of dilutive non-vested restricted shares	16	14
Weighted average shares of common stock and common stock equivalents	8,098	8,080
Net income per diluted common share	$0.32	$0.35

	SIX MONTHS ENDED
(In thousands)	JUNE 30,
	2018	2017
BASIC EARNINGS PER SHARE

Net income	$5,393	$5,037
Weighted average shares outstanding	8,078	8,052
Net income per common share	$0.67	$0.63

DILUTED EARNINGS PER SHARE

Net income	$5,393	$5,037
Weighted average shares outstanding	8,078	8,052
Effect of dilutive stock options	2	4
Effect of dilutive non-vested restricted shares	19	20
Weighted average shares of common stock and common stock equivalents	8,099	8,076
Net income per diluted common share	$0.67	$0.62

During the three and six month periods ended June 30, 2018 and 2017, there were no anti-dilutive options to purchase shares of common stock, and there were no anti-dilutive non-vested restricted stock grants during the same periods.

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

Management believes the following were important factors in the Company’s performance during the three and six month periods ended June 30, 2018:

•

The Company recognized net income of $2,591,000 and $5,393,000 for the three and six month periods ended June 30, 2018, respectively, as compared to $2,830,000 and $5,037,000 for the same periods in 2017.  The factors contributing to these results will be discussed below.

•

The Company recognized no loan loss provisions during the three and six month periods ended June 30, 2018, as compared to $35,000 during the same periods of 2017. This variance corresponds to the gross loan decrease of $7,950,000 during the first six months of 2018, compared to loan growth of $12,978,000 during the first six months of 2017.

•

Net interest income increased $872,000 or 10.3% and $1,907,000 or 11.5% for the three and six month periods ended June 30, 2018, respectively, compared to the same periods in 2017.  The increase was primarily due to the organic growth of our loan and investment security portfolios.

•

Non-interest income decreased by $1,025,000 or 50.3% and $1,164,000 or 33.2% for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, primarily due to non-recurring merger-related professional service provider settlement payments that were recorded in the prior year.

•

Non-interest expense increased by $829,000 or 13.6% and $1,354,000 or 11.0% for the three and six month periods ended June 30, 2018, respectively, as compared to the same periods in 2017. The increase was mainly due to increased salaries and benefits, and other general operating expenses required to support the loan and deposit growth.

•

Total assets increased $34,748,000 or 3.4% from December 31, 2017.  Total net loans decreased by $7,853,000 or 1.2% and investment securities increased by $25,465,000 or 14.2% from December 31, 2017 to June 30, 2018, while deposits increased by $31,733,000 or 3.4% for the same period. Consequently, cash and cash equivalent balances increased due to the decline in gross loans, and the growth in deposits and shareholders’ equity.

Income Summary

For the three and six month periods ended June 30, 2018, the Company recorded net income of $2,591,000 and $5,393,000, respectively, representing increases of $239,000 and $356,000, as compared to the same periods in 2017.  Return on average assets (annualized) was 0.99% and 1.03% for the three and six months ended June 30, 2018, respectively, as compared to 1.14% and 1.02% for the same periods in 2017.  Annualized return on average common equity was 11.18% and 11.82% for the three and six months ended June 30, 2018, respectively, as compared to 13.14 and 11.96% for the same periods of 2017. Net income before provisions for income taxes decreased by $947,000 and $576,000 for the three and six month periods ended June 30, 2018, from the comparable 2017 periods.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

(In thousands)	Effect on Pre-Tax Income	Effect on Pre-Tax Income
	Increase (Decrease)	Increase (Decrease)
	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Change from 2017 to 2018 in:
Net interest income	$872	$1,907
Provision for loan losses	35	35
Non-interest income	(1,025)	(1,164)
Non-interest expense	(829)	(1,354)
Change in net income before income taxes	$(947)	$(576)

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three and six month periods ended June 30, 2018, respectively, net interest income was $9,327,000 and $18,444,000, which represented increases of $872,000 or 10.3% and $1,907,000 or 11.5%, from the comparable periods in 2017. The increase is primarily due to loan and investment portfolio growth.

The net interest margin (net interest income as a percentage of average interest earning assets) was 3.83% and 3.82% for the three and six month periods ended June 30, 2018, respectively, compared to 3.74% and 3.72% for the same periods in 2017. The increase in net interest margin is primarily due to an increase in the average loan balance and yield on earning assets. In general, the Company has experienced net interest margin compression since the economic downturn in 2008 for several reasons: 1) deposit interest rates have essentially reached a threshold in which they cannot reasonably be further reduced, 2) competition in the lending market has driven new loan rates down and 3) deposit growth in recent years has resulted in high interest-bearing cash balances, which currently yield approximately 2.00%, has compressed our net interest margin.

Earning asset yield increased by 12 and 13 basis points for the three and six month periods ended June 30, 2018, respectively, as compared to the same periods of 2017, mainly due to an increase in loan volume, loan yield, and the yield on cash balances that has been recognized due to the recent FOMC rate hikes. Furthermore, the earning asset yield is trending upward as a result of deploying low yielding cash equivalent balances into the loan and investment portfolios which recognized average balance increases of $35 million and $30 million, respectively, in the six month period of 2018 as compared to 2017.

The cost of funds on interest-bearing liabilities increased by 5 and 3 basis points for the three and six month periods of 2018, respectively, as compared to the same periods in 2017, as deposit rates remain low and the banking industry has not reacted to the recent FOMC interest rate hikes thus far. The Company continues to recognize strong core deposit growth as evidenced by the increase in average non-interest-bearing demand deposit balances of $20 million, for the six month period ended June 30, 2018, as compared to the same period of 2017.

The following tables shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three and six month periods ended June 30, 2018 and 2017:

Net Interest Analysis

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)
Assets:
Earning assets:
Gross loans (1) (2)	$644,619	$7,647	4.76%	$617,590	$7,265	4.72%
Investment securities (2)	204,514	1,571	3.08%	170,267	1,367	3.22%
Federal funds sold	10,649	47	1.77%	8,258	21	1.02%
Interest-earning deposits	134,082	595	1.78%	142,162	370	1.04%
Total interest-earning assets	993,864	9,860	3.98%	938,277	9,023	3.86%
Total noninterest earning assets	58,790			60,452
Total Assets	1,052,654			998,729
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	231,015	107	0.19%	201,172	84	0.17%
Money market deposits	289,568	209	0.29%	289,162	134	0.19%
Savings deposits	72,882	9	0.05%	65,823	8	0.05%
Time certificates of deposit $250,000 or more	18,406	15	0.33%	21,071	20	0.38%
Other time deposits	27,450	19	0.28%	32,095	24	0.30%
Other borrowings	0	0	0.00%	0	0	0.00%
Total interest-bearing liabilities	639,321	359	0.23%	609,323	270	0.18%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	314,920			297,598
Other liabilities	5,490			5,403
Total noninterest-bearing liabilities	320,410			303,001
Shareholders' equity	92,923			86,405
Total liabilities and shareholders' equity	$1,052,654			$998,729
Net interest income		$9,501			$8,753
Net interest spread (3)			3.75%			3.68%
Net interest margin (4)			3.83%			3.74%

(1)  Loan fees have been included in the calculation of interest income.

(2) Yields and interest income on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

(5) Annual interest rates are computed by dividing the interest income/expense by the number of days in the period multiplied by 365.

	Six months ended			Six months ended
	June 30, 2018			June 30, 2017
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)
Assets:
Earning assets:
Gross loans (1) (2)	$647,023	$15,237	4.75%	$612,343	$14,194	4.67%
Investment securities (2)	196,177	2,954	3.04%	166,305	2,704	3.28%
Federal funds sold	10,234	84	1.66%	7,973	36	0.91%
Interest-earning deposits	138,984	1,166	1.69%	141,624	671	0.96%
Total interest-earning assets	992,418	19,441	3.95%	928,245	17,605	3.82%
Total noninterest earning assets	59,113			63,854
Total assets	1,051,531			992,099
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	229,398	199	0.17%	193,203	128	0.13%
Money market deposits	291,130	364	0.25%	290,255	247	0.17%
Savings deposits	72,296	17	0.05%	70,619	35	0.10%
Time certificates of deposit $250,000 or more	19,044	32	0.34%	21,490	40	0.38%
Other time deposits	28,017	38	0.27%	32,196	49	0.31%
Other borrowings	0	0	0.00%	0	0	0.00%
Total interest-bearing liabilities	639,885	650	0.20%	607,763	499	0.17%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	314,329			293,856
Other liabilities	5,272			5,551
Total noninterest-bearing liabilities	319,601			299,407
Shareholders' equity	92,045			84,929
Total liabilities and shareholders' equity	$1,051,531			$992,099
Net interest income		$18,791			$17,106
Net interest spread (3)			3.75%			3.66%
Net interest margin (4)			3.82%			3.72%

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

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three and six month periods ended June 30, 2018 and 2017.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

(In thousands)

	For the Three Months Ended
	June 30, 2018 vs 2017
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$318	$64	$382
Investment securities (2)	275	(71)	204
Federal funds sold	6	20	26
Interest-earning deposits	(21)	246	225
Total interest income	$578	$259	$837

Interest expense:
Interest-earning DDA	12	11	23
Money market deposits	0	75	75
Savings deposits	1	0	1
Time CD $250K or more	(3)	(2)	(5)
Other time deposits	(3)	(2)	(5)
Other borrowings	0	0	0
Total interest expense	$7	$82	$89

Change in net interest income	$571	$177	$748

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

The table above reflects an increase of $177,000 in net interest income due to rate changes for the second quarter of 2018 as compared to the same period of 2017. This increase is the result of the positive impact of recent FOMC rate hikes on interest-earning cash balance accounts and loan yields, but was partially offset by the lower yields on investment securities. The lower yield on investment securities is due in part to the lesser impact in 2018 of the full tax equivalent benefit on tax-free municipal bonds due to the lower corporate tax rate. The increase in earning asset balances combined with the overall change in mix of balances resulted in an increase of $571,000 to net interest income over the same period.

	For the Six Months Ended June 30,
	2018 vs 2017
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$804	$239	$1,043
Investment securities (2)	486	(236)	250
Federal funds sold	10	38	48
Interest-earning deposits	(12)	507	495
Total interest income	$1,288	$548	$1,836

Interest expense:
Interest-earning DDA	$24	$47	$71
Money market deposits	1	116	117
Savings deposits	1	(19)	(18)
Time CD $250K or more	(5)	(3)	(8)
Other time deposits	(6)	(5)	(11)
Other borrowings	0	0	0
Total interest expense	$15	$136	$151

Change in net interest income	$1,273	$412	$1,685

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

The table above reflects an increase of $412,000 in net interest income due to rate changes for the first six months of 2018 as compared to the same period of 2017. This increase is the result of the positive impact of recent FOMC rate hikes on interest-earning cash balance accounts and loan yields, but was partially offset by the lower yields on investment securities. The lower yield on investment securities is due in part to the lesser impact in 2018 of the full tax equivalent benefit on tax-free municipal bonds due to the lower corporate tax rate. The increase in earning asset balances combined with the overall change in mix of balances resulted in an increase of $1,273,000 to net interest income over the same period.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three and six month periods ended June 30, 2018, non-interest income was $1,011,000 and $2,343,000, respectively, representing decreases of $1,025,000 or 50.3% and $1,164,000 or 33.2%, compared to the same periods in 2017.

The following tables show the major components of non-interest income:

(in thousands)	For the Three Months Ended June 30,
	2018	2017	$ change	% change
Service charges on deposits	$368	$351	$17	4.8%
Debit card transaction fee income	304	278	26	9.4%
Earnings on cash surrender value of life insurance	126	128	(2)	(1.6%)
Mortgage commissions	33	37	(4)	(10.8%)
Gains on calls and sales of securities	7	1	6	600.0%
Other income	173	1,241	(1,068)	(86.1%)
Total non-interest income	$1,011	$2,036	$(1,025)	(50.3%)

(in thousands)	For the Six Months Ended June 30,
	2018	2017	$ change	% change
Service charges on deposits	$738	$686	$52	7.6%
Debit card transaction fee income	582	542	40	7.4%
Earnings on cash surrender value of life insurance	251	256	(5)	(2.0%)
Mortgage commissions	65	99	(34)	(34.3%)
Gains on calls and sales of securities	77	390	(313)	(80.3%)
Gain on sale of OREO	193	0	193
Other income	437	1,534	(1,097)	(71.5%)
Total non-interest income	$2,343	$3,507	$(1,164)	(33.2%)

Service charges on deposits increased by $17,000 and $52,000 for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, due to an increase in the number of deposit accounts and corresponding service fee income. Debit card transaction fee income increased by $26,000 and $40,000 for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, due to an increase in the number of deposit accounts and corresponding service fee income.

Mortgage commissions decreased by $4,000 and $34,000 for the three and six months ended June 30, 2018, respectively, as compared to the same periods of 2017, as the demand for home purchases and refinancing has retracted during the second quarter.

Net gain on sales and calls of securities increased by $6,000 for the three months ended June 30, 2018, and decreased by $313,000 for the six months ended June 30, 2018, as compared to the same periods in 2017, due to two large gains on called securities recorded during the first quarter of 2017.

The Company recorded a sale of an OREO property resulting in a gain of $193,000 during the first six months of 2018, compared to no OREO sale gains during the same period of 2017. Other income decreased by $1,068,000 and $1,097,000 for the three and six month periods ended June 30, 2017, respectively, as compared to the same periods of 2017. The decrease was due to merger-related settlement payments, totaling $938,000 from professional service providers, recorded in the second quarter of 2017

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

(in thousands)	For the Three Months Ended June 30,
	2018	2017	$ change	% change
Salaries and employee benefits	$4,076	$3,457	$619	17.9%
Occupancy	988	817	171	20.9%
Data processing fees	426	409	17	4.2%
Regulatory assessments (FDIC & DBO)	114	136	(22)	(16.2%)
Other	1,301	1,257	44	3.5%
Total non-interest expense	$6,905	$6,076	$829	13.6%

(in thousands)	For the Six Months Ended June 30,
	2018	2017	$ change	% change
Salaries and employee benefits	$8,095	$7,069	$1,026	14.5%
Occupancy	1,875	1,673	202	12.1%
Data processing fees	842	755	87	11.5%
Regulatory assessments (FDIC & DBO)	228	280	(52)	(18.6%)
Other	2,597	2,506	91	3.6%
Total non-interest expense	$13,637	$12,283	$1,354	11.0%

Non-interest expenses increased by $829,000 or 13.6% and $1,354,000 or 11.0% for the three and six months ended June 30, 2018, respectively, as compared to the same periods of 2017.  Salaries and employee benefits increased $619,000 and $1,026,000 for the three and six months ended June 30, 2018, respectively, as compared to the same periods of 2017, primarily due to additional staffing required to support the continued loan and deposit growth, including our expansion into the Sacramento market with a new branch scheduled to open during August 2018.

Occupancy expenses increased by $171,000 and $202,000 for the three and six months ended June 30, 2018, respectively, as compared to the same periods of 2017, which is primarily due to rent and general overhead associated with the branches. The 2018 second quarter total also includes a non-recurring charge of $85,000 for the remaining lease obligation on our vacated Turlock branch, which was relocated during the second quarter of 2018. Data processing fees increased by $17,000 and $87,000 for the three and six month periods ended June 30, 2018, respectively, as compared to the same periods of 2017, mainly due to servicing costs on the growing number of loan and deposit accounts.

FDIC and DBO (California Department of Business Oversight) regulatory assessments decreased by $22,000 and $52,000 for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017.  The initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC and our risk profile has improved throughout 2017 and 2018, resulting in a reduction in our assessment rate. However, we expect it to be offset by deposit growth throughout 2018, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis.

Other expense increased by $44,000 and $91,000 for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017, as a result of increases in a variety of general operating expenses as our business portfolios continue to expand, and because we had received an $85,000 legal settlement payment related to an OREO that was recorded as an offset to OREO expenses during the second quarter of 2017.

Management anticipates that non-interest expense will continue to increase as we continue to grow.  However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Income Taxes

We reported provisions for income taxes of $842,000 and $1,757,000 for the three and six month periods ended June 30, 2018, respectively, representing decreases of $708,000 and $932,000, compared to the provisions reported in the comparable periods of 2017. The effective income tax rates on income from continuing operations were 24.5% and 24.6% for the three and six months ended June 30, 2018, respectively, compared to 35.4% and 34.8% for the comparable periods of 2017. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans). The disparity between the effective tax rates for 2018 as compared to 2017 is primarily due to a decrease in the corporate tax rate from 34% in 2017 to 21% in 2018 related to the Tax Cuts and Jobs Act of 2017. This decrease to our income tax provision was offset by tax credits from and low income housing projects as well as tax free-income on municipal securities and loans that comprised a larger proportion of pre-tax income in 2017 as compared to 2018.

Asset Quality

Non-performing assets consist of loans on non-accrual status, including loans restructured on non-accrual status, where the terms of repayment have been renegotiated resulting in a reduction or deferral of interest or principal, loans 90 days or more past due and still accruing interest and OREO.

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

Non-accrual loans totaled $1,310,000 at June 30, 2018, as compared to $1,311,000 at December 31, 2017.  The non-accrual loans as of June 30, 2018 are loans made to two borrowers primarily for residential real estate development. As of June 30, 2018, we had four loans considered troubled debt restructurings totaling $1,310,000 million, all of which are included in non-accrual loans.

OREO as of June 30, 2018 consisted of one property, a residential land acquired through foreclosure that was written down to a zero balance because the public utilities have not been obtainable rendering these land lots unmarketable at this time. There was one sale of an OREO property resulting in a gain of $193,000 during the first quarter of 2018, which was a residential property with a carrying value of $253,000 as of December 31, 2017 that was acquired through foreclosure.

The following table presents information about the Bank’s non-performing assets, including asset quality ratios as of June 30, 2018 and December 31, 2017:

Non-Performing Assets

(in thousands)	June 30,	December 31,
	2018	2017
Loans in non-accrual status	$1,310	$1,311
Loans past due 90 days or more and accruing	0	0
Total non-performing loans	1,310	1,311
Other real estate owned	0	253
Total non-performing assets	$1,310	$1,564

Allowance for loan losses	$8,162	$8,166

Asset quality ratios:
Non-performing assets to total assets	0.12%	0.15%
Non-performing loans to total loans	0.20%	0.20%
Allowance for loan losses to total loans	1.25%	1.24%
Allowance for loan losses to total non-performing loans	623.1%	622.9%

Non-performing assets decreased by $254,000 as of June 30, 2018, as compared to December 31, 2017, due to the sale of one OREO property with a carrying value of $253,000 and principal payments of $1,000 on one non-accrual loan. The Company did not acquire any OREO properties and there were no fair value adjustments to OREO properties during the first six months of 2018.

Allowance for Loan and Lease Losses (“ALLL”)

Due to credit risk inherent in our lending business, we routinely set aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges made for the outstanding loan portfolio have been credited to the allowance for loan losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company recorded no loan loss provisions during the three and six months ended June 30, 2018, due to a high volume of loan pay-offs during 2018, which compares to $35,000 for the same periods of 2017.

The allowance for loan losses decreased by $4,000, to $8,162,000 at June 30, 2018, as compared to $8,166,000 at December 31, 2017, due to net loan charge-off of $4,000 recorded during the three month period of 2018. Stable credit quality combined with the decline in the loan portfolio resulted in an increase to the allowance for loan losses as a percentage of total loans to 1.25% at June 30, 2018 as compared to 1.23% at December 31, 2017.

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

Although management believes the allowance at June 30, 2018 was adequate to absorb probable losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on our service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of June 30, 2018, and December 31, 2017, we had $166,310,000 and $149,173,000, respectively, in cash and cash equivalents.

Investment Securities

Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing an interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk. Investment securities that we intend to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale or equity securities.  Currently, all of our investment securities are classified as available-for-sale except for one mutual fund classified as an equity security with a carrying value of $3,068,000 as of June 30, 2018. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. The carrying values of equity securities are adjusted for unrealized gains or losses through noninterest income in the consolidated statement of income.

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

Goodwill

Goodwill arises when the Company’s purchase price exceeds the fair value of the net assets of an acquired business. Goodwill represents the value attributable to intangible elements acquired. The value of goodwill is supported ultimately by profit from the acquired business. A decline in earnings could lead to impairment, which would be recorded as a write-down in the Company’s consolidated statements of earnings. Events that may indicate goodwill impairment include significant or adverse changes in results of operations of the acquired business or asset, economic or political climate; an adverse action or assessment by a regulator; unanticipated competition; and a more-likely-than-not expectation that a reporting unit will be sold or disposed of at a loss. While goodwill is not amortized, the Company does conduct periodic impairment analysis on goodwill at least annually or more often as conditions require. At June 30, 2018, the Company had goodwill in the amount of $3,313,000.

Deposits

Total deposits at June 30, 2018 were $970,615,000, a $31,733,000 or 3.4% increase from the deposit total of $938,882,000 at December 31, 2017.  Average deposits increased $90,619,000 to $954,214,000 for the six month period ended June 30, 2018 as compared to the same period in 2017. We believe we attracted deposits due to the safety and soundness of the Bank and our focus on customer service.

Deposits Outstanding

	June 30,	December 31,	Six Month Change
(in thousands)	2018	2017	$	%

Demand	$566,914	$539,383	$27,531	5.1%
MMDA	284,666	280,342	4,324	1.5%
Savings	74,175	69,630	4,545	6.5%
Time < $250K	26,849	29,424	(2,575)	(8.8%)
Time > $250K	18,011	20,103	(2,092)	(10.4%)
	$970,615	$938,882	$31,733	3.4%

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Nine of our clients carry deposit balances of more than 1% of our total deposits, one of which had a deposit balance of more than 3% of total deposits at June 30, 2018. We believe that our funding concentration risk is not significant, and is mitigated by the ample sources of funds the Bank has access to.

Since our deposit growth strategy emphasizes core deposit growth we have avoided relying on brokered deposits as a consistent source of funds. The Company had no brokered deposits as of June 30, 2018 and December 31, 2017.

Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. Our outstanding FHLB advances remained a zero balance at December 31, 2017 and June 30, 2018, as we continue to rely on deposit growth as our primary source of funding. See “Liquidity Management” below for the details on the FHLB borrowings program.

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

The following table shows our capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at June 30, 2018 and December 31, 2017:

					To be well
					capitalized under
(in thousands)			For capital		prompt corrective
	Actual		adequacy purposes (1)		action provisions
Capital ratios for Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of June 30, 2018
Total capital (to Risk- Weighted Assets)	$98,302	11.5%	$84,099	>9.875%	$85,164	>10.0%
Tier I capital (to Risk- Weighted Assets)	$89,768	10.5%	$67,066	>7.875%	$68,131	>8.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$89,768	10.5%	$54,292	>6.375%	$55,356	>6.5%
Tier I capital (to Average Assets)	$89,768	8.6%	$41,942	>4.0%	$52,427	>5.0%

As of December 31, 2017
Total capital (to Risk- Weighted Assets)	$93,933	11.3%	$77,102	>9.25%	$83,354	>10.0%
Tier I capital (to Risk- Weighted Assets)	$85,462	10.3%	$60,431	>7.25%	$66,683	>8.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$85,462	10.3%	$47,928	>5.75%	$54,180	>6.5%
Tier I capital (to Average Assets)	$85,462	8.4%	$40,820	>4.0%	$51,025	>5.0%

Capital ratios for the Company:

As of June 30, 2018
Total capital (to Risk- Weighted Assets)	$98,697	11.4%	$84,111	>9.875%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$90,163	10.6%	$67,076	>7.875%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$90,163	10.6%	$54,300	>6.375%	N/A	N/A
Tier I capital (to Average Assets)	$90,163	8.6%	$41,946	>4.0%	N/A	N/A

As of December 31, 2017
Total capital (to Risk- Weighted Assets)	$94,354	11.3%	$77,119	>9.25%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$85,883	10.3%	$60,445	>7.25%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$85,883	10.3%	$47,939	>5.75%	N/A	N/A
Tier I capital (to Average Assets)	$85,883	8.4%	$40,823	>4.0%	N/A	N/A

(1)     The adequately capitalized thresholds in the table above, includes the capital conservation buffers of 1.875% in 2018 and 1.25% in 2017 that became effective January 1, 2016. These ratios are not reflected on a fully phased-in basis, which will occur in January 2019.

The Bank is also subject to capital requirements similar to those discussed above. The Bank’s capital ratios do not vary materially from our capital ratios presented above. At June 30, 2018, the Bank exceeded the minimum ratios established by the FRB.

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

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. We obtain funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings. Our primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common and preferred stockholders. Our liquid assets at June 30, 2018 were $285.1 million compared to $254.8 million at December 31, 2017.  Our liquidity level measured as the percentage of liquid assets to total assets was 26.7% at June 30, 2018, compared to 24.6% at December 31, 2017. Liquidity increased during the first six months of 2018, mainly due to the deposit increase of $32 million, while gross loans decreased by $8 million, resulting in higher levels of cash and available-for-sale securities. We anticipate that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for our operating, investing and financing needs and our regulatory liquidity requirements for the next twelve months. Management monitors our liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of June 30, 2018, our borrowing capacity from the FHLB was approximately $263.1 million and there were no outstanding advances. We also maintain 2 lines of credit with correspondent banks to purchase up to $30 million in federal funds, for which there were no advances as of June 30, 2018.

Off-Balance-Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of June 30, 2018 and December 31, 2017, we had commitments to extend credit of $144.6 million and $118.0 million, respectively, which includes obligations under letters of credit of $2.1 million and $1.9 million.

The effect on our revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For qualitative and quantitative disclosures about market risk, please see the section entitled “Market Risk” in Item 7 of our 2017 Annual Report on Form 10-K. As of June 30, 2018, our exposures to market risk have not changed materially since December 31, 2017.

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

There were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the Evaluation Date.

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

Item 1A.	Risk Factors

There have been no material changes from the risk factors described in our 2017 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

 None.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Exhibit Description

10.1	Oak Valley Bancorp 2018 Equity Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders filed as of May 7, 2018).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oak Valley Bancorp
Date: August 8, 2018	By:	/s/ JEFFREY A. GALL
Jeffrey A. Gall
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)