Form 10-Q
period 2018-09-30
Oak Valley Bancorp
filed 2018-11-09
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,193,305 shares of common stock outstanding as of November 1, 2018.

Oak Valley Bancorp

September 30, 2018

		Page
PART I – FINANCIAL INFORMATION		2

Item 1.	Financial Statements	2

Condensed Consolidated Balance Sheets at September 30, 2018 (Unaudited) and December 31, 2017 (Unaudited)		3

Condensed Consolidated Statements of Income for the three and nine month periods ended September 30, 2018 and September 30, 2017 (Unaudited)		4

Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2018 and September 30, 2017 (Unaudited)		5

Condensed Consolidated Statements of Changes of Shareholders’ Equity for the year ended December 31, 2017 and the nine-month period ended September 30, 2018 (Unaudited)		6

Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2018 and September 30, 2017 (Unaudited)		7

Notes to Condensed Consolidated Financial Statements		8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47

Item 4.	Controls and Procedures	47

PART II – OTHER INFORMATION		48

Item 1.	Legal Proceedings	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Mine Safety Disclosures	48
Item 5.	Other Information	48
Item 6.	Exhibits	49

PART I – FINANCIAL STATEMENTS

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)	September 30,	December 31,
	2018	2017
ASSETS
Cash and due from banks	$151,656	$142,968
Federal funds sold	11,185	6,205
Cash and cash equivalents	162,841	149,173

Securities - available for sale	205,238	179,248
Securities - equity investments	3,060	3,112
Loans, net of allowance for loan loss of $8,135 and $8,166 at September 30, 2018 and December 31, 2017, respectively	653,995	652,989
Cash surrender value of life insurance	18,898	18,517
Bank premises and equipment, net	15,114	14,478
Other real estate owned	0	253
Goodwill and other intangible assets, net	3,970	4,056
Interest receivable and other assets	12,689	13,026

	$1,075,805	$1,034,852

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$974,424	$938,882
Interest payable and other liabilities	5,715	5,203
Total liabilities	980,139	944,085

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,194,255 and 8,098,605 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	25,422	24,773
Additional paid-in capital	3,244	3,576
Retained earnings	67,707	61,429
Accumulated other comprehensive (loss) income, net of tax	(707)	989
Total shareholders’ equity	95,666	90,767

	$1,075,805	$1,034,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share amounts)	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017	2018	2017
INTEREST INCOME
Interest and fees on loans	$8,149	$7,300	$23,348	$21,451
Interest on securities	1,463	1,138	4,108	3,314
Interest on federal funds sold	55	28	139	65
Interest on deposits with banks	707	428	1,873	1,100
Total interest income	10,374	8,894	29,468	25,930

INTEREST EXPENSE
Deposits	430	274	1,080	773
Total interest expense	430	274	1,080	773

Net interest income	9,944	8,620	28,388	25,157
Provision for loan losses	0	70	0	105

Net interest income after provision for loan losses	9,944	8,550	28,388	25,052

OTHER INCOME
Service charges on deposits	388	365	1,126	1,051
Debit card transaction fee income	308	276	890	818
Earnings on cash surrender value of life insurance	130	130	381	386
Mortgage commissions	29	28	94	127
Gains on sales and calls of securities	3	4	80	394
Gain on sale of OREO	0	211	193	211
Other	279	262	716	1,795
Total non-interest income	1,137	1,276	3,480	4,782

OTHER EXPENSES
Salaries and employee benefits	4,088	3,534	12,183	10,603
Occupancy expenses	882	823	2,757	2,496
Data processing fees	428	399	1,270	1,154
Regulatory assessments (FDIC & DBO)	110	102	338	381
Other operating expenses	1,312	1,202	3,909	3,708
Total non-interest expense	6,820	6,060	20,457	18,342

Net income before provision for income taxes	4,261	3,766	11,411	11,492

Total provision for income taxes	1,096	1,298	2,853	3,987
Net Income	$3,165	$2,468	$8,558	$7,505

Net income per share	$0.39	$0.31	$1.06	$0.93

Net income per diluted share	$0.39	$0.31	$1.06	$0.93

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2018	2017	2018	2017

Net income	$3,165	$2,468	$8,558	$7,505
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding (losses) gains arising during the period	(976)	39	(2,559)	3,069
Less: reclassification for net gains included in net income	(3)	(4)	(80)	(394)
Other comprehensive (loss) gain, before tax	(979)	35	(2,639)	2,675
Tax benefit (expense) related to items of other comprehensive income	289	(14)	780	(1,101)
Total other comprehensive (loss) gain	(690)	21	(1,859)	1,574
Comprehensive income	$2,475	$2,489	$6,699	$9,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	YEAR ENDED DECEMBER 31, 2017 AND NINE MONTHS ENDED SEPTEMBER 30, 2018
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2017	8,088,455	$24,682	$3,473	$54,520	$(225)	$82,450
Stock options exercised	9,000	91				91
Restricted stock issued	8,000					0
Restricted stock forfeited	(6,850)					0
Cash dividends declared				(2,022)		(2,022)
Stock based compensation			103			103
Other comprehensive income					1,051	1,051
DTA remeasurement reclassification				(163)	163	0
Net income				9,094		9,094
Balances, December 31, 2017	8,098,605	$24,773	$3,576	$61,429	$989	$90,767

Restricted stock issued	96,650					0
Restricted stock forfeited	(1,000)					0
Cash dividends declared				(2,117)		(2,117)
Stock based compensation			317			317
APIC reclassification		649	(649)			0
Other comprehensive loss					(1,859)	(1,859)
Reclassification from adoption of ASU 2016-01				(163)	163	0
Net income				8,558		8,558
Balances, September 30, 2018	8,194,255	$25,422	$3,244	$67,707	$(707)	$95,666

The accompanying notes are an integral part of these condensed consolidated financial statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,558	$7,505
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	0	105
(Decrease) increase in deferred fees/costs, net	(324)	40
Depreciation	914	847
Amortization of investment securities, net	817	624
Stock based compensation	317	78
Gain on sale of OREO property	(193)	(211)
Gain on sale of available for sale security	(70)	0
Earnings on cash surrender value of life insurance	(381)	(386)
Increase (decrease) in interest payable and other liabilities	512	(238)
(Increase) decrease in interest receivable	(10)	101
Decrease (Increase) in other assets	1,550	(1,535)
Net cash from operating activities	11,690	6,930

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(46,068)	(41,542)
Purchases of equity securities	(63)	(61)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	16,701	23,524
Gain on calls of available for sale securities	(10)	(394)
Net increase in loans	(682)	(25,952)
Purchase of FHLB Stock	(222)	(340)
Proceeds from sale of OREO	447	1,168
Purchases of premises and equipment	(1,550)	(207)
Net cash used in investing activities	(31,447)	(43,804)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(2,117)	(2,022)
Net increase (decrease) in demand deposits and savings accounts	41,695	(8,381)
Net decrease in time deposits	(6,153)	(3,996)
Proceeds from sale of common stock and exercise of stock options	0	91
Net cash from (used in) financing activities	33,425	(14,308)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,668	(51,182)

CASH AND CASH EQUIVALENTS, beginning of period	149,173	190,810

CASH AND CASH EQUIVALENTS, end of period	$162,841	$139,628

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

The consolidated financial statements include the accounts of the parent company and its wholly-owned bank subsidiary. Unless otherwise stated, the “Company” refers to the consolidated entity, Oak Valley Bancorp, while the “Bank” refers to Oak Valley Community Bank. All material intercompany transactions have been eliminated. In the opinion of management, the consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations, changes in shareholders’ equity and cash flows.  All adjustments are of a normal, recurring nature. The interim consolidated financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results of a full year’s operations. Certain prior year amounts have been reclassified to conform to the current year presentation. There was no effect on net income or shareholders’ equity as a result of reclassifications. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2017.

Oak Valley Community Bank is a California state-chartered bank. The Company was incorporated under the laws of the State of California on May 31, 1990, and began operations in Oakdale on May 28, 1991. The Company operates branches in Oakdale, Sonora, Bridgeport, Bishop, Mammoth Lakes, Modesto, Manteca, Patterson, Turlock, Ripon, Stockton, Escalon, and Sacramento, California. The Bridgeport, Mammoth Lakes, and Bishop branches operate as a separate division, Eastern Sierra Community Bank. The Company’s primary source of revenue is providing loans to customers who are predominantly middle-market businesses.

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

ASU 2016-01 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This ASU was adopted by the Company on January 1, 2018 and impacted the Company’s financial statement disclosures but did not have a material impact on the Company’s financial condition or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities, including leases classified as operating leases under previous GAAP, on the balance sheet and requiring additional disclosures of key information about leasing arrangements. ASU 2016-02 is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2018 and requires a modified retrospective approach to adoption. Early application of the ASU is permitted. The Company has evaluated the impact to its balance sheet and expects that the gross-up in its balance sheet from recording a right-of-use asset and a lease liability for each lease as a result of adopting this ASU will not be material.

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

NOTE 3 – SECURITIES

Equity Securities

The Company held equity securities with fair values of $3,060,000 and $3,112,000 at September 30, 2018 and December 31, 2017, respectively. There were no sales of equity securities during the three and nine months ended September 30, 2018. Consistent with ASU 2016-01, these securities are carried at fair value with the changes in fair value recognized in the consolidated statement of income. Accordingly, the Company recognized an unrealized loss of $28,000 and $115,000 during the three and nine months ended September 30, 2018.

Debit Securities

Debt securities have been classified in the financial statements as available for sale. The amortized cost and estimated fair values of debt securities as of September 30, 2018 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$43,781	$150	$(642)	$43,289
Collateralized mortgage obligations	2,178	0	(75)	2,103
Municipalities	90,684	1,060	(715)	91,029
SBA pools	9,299	13	(65)	9,247
Corporate debt	21,426	133	(862)	20,697
Asset backed securities	38,873	158	(158)	38,873
	$206,241	$1,514	$(2,517)	$205,238

The following tables detail the gross unrealized losses and fair values of debt securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2018.

(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$27,197	$(386)	$7,810	$(256)	$35,007	$(642)
Collateralized mortgage obligations	405	(3)	1,698	(72)	2,103	(75)
Municipalities	34,596	(301)	17,191	(414)	51,787	(715)
SBA pools	6,915	(59)	604	(5)	7,519	(64)
Corporate debt	3,987	(74)	11,699	(789)	15,686	(863)
Asset backed securities	18,982	(151)	1,921	(7)	20,903	(158)
Total temporarily impaired securities	$92,082	$(974)	$40,923	$(1,543)	$133,005	$(2,517)

At September 30, 2018, twenty-four municipalities, nine corporate debts, seven U.S. agencies, two Small Business Administration pools, two asset backed securities and two collateralized mortgage obligations make up the total debt securities in an unrealized loss position for greater than 12 months. At September 30, 2018, forty municipalities, twenty-one U.S. agencies, ten asset backed securities, five SBA pools, two collateralized mortgage obligations, and two corporate debts make up the total debt securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and the volatility of the security’s fair value. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes and the Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities at September 30, 2018, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$36,177	$36,059
Due after one year through five years	51,966	51,875
Due after five years through ten years	46,981	46,495
Due after ten years	71,117	70,809
	$206,241	$205,238

The amortized cost and estimated fair values of debt securities as of December 31, 2017, are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$29,741	$374	$(143)	$29,972
Collateralized mortgage obligations	2,628	1	(36)	2,593
Municipalities	91,201	2,174	(308)	93,067
SBA pools	11,818	46	(14)	11,850
Corporate debt	19,358	112	(681)	18,789
Asset backed securities	22,866	125	(14)	22,977
	$177,612	$2,832	$(1,196)	$179,248

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

The Company recognized gross gains of $3,000 and $10,000 for the three and nine month periods ended September 30, 2018, on certain available-for-sale securities that were called, which compares to $4,000 and $394,000 for the same periods during 2017. There was one sale of a municipal bond resulting in a gain of $70,000 during the first nine months of 2018, compared to no sales during the same period of 2017.

Debt securities carried at $111,168,000 and $109,158,000 at September 30, 2018 and December 31, 2017, respectively, were pledged to secure deposits of public funds.

NOTE 4 – LOANS

The Company’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of September 30, 2018, approximately 77% of the Company’s loans are commercial real estate loans which include construction loans. Approximately 12% of the Company’s loans are for general commercial uses including professional, retail, and small business. Additionally, 5% of the Company’s loans are for residential real estate and other consumer loans. The remaining 6% are agriculture loans. Loan totals were as follows:

(in thousands)	September 30, 2018	December 31, 2017
Commercial real estate:
Commercial real estate- construction	$17,785	$31,265
Commercial real estate- mortgages	419,690	417,138
Land	10,062	10,072
Farmland	60,866	58,675
Commercial and industrial	80,932	69,610
Consumer	1,056	689
Consumer residential	35,765	37,161
Agriculture	37,039	37,934
Total loans	663,195	662,544

Less:
Deferred loan fees and costs, net	(1,065)	(1,389)
Allowance for loan losses	(8,135)	(8,166)
Net loans	$653,995	$652,989

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At September 30, 2018 and December 31, 2017, commercial real estate loans equal to approximately 44% and 43%, respectively, of the outstanding principal balance of commercial real estate loans were secured by owner-occupied properties.

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

Non-accrual loans, segregated by class of loans, were as follows:

(in thousands)	September 30, 2018	December 31, 2017
Commercial real estate:
Land	$906	$993
Commercial and industrial	0	302
Consumer residential	14	16
Total non-accrual loans	$920	$1,311

Had non-accrual loans performed in accordance with their original contract terms, the Companywould have recognized additional interest income of approximately $16,000 and $53,000 in the three and nine month periods ended September 30, 2018, respectively, as compared to $27,000 and $95,000 in the same periods of 2017.

The following table analyzes past due loans including the past due non-accrual loans in the above table, segregated by class of loans, as of September 30, 2018 (in thousands):

September 30, 2018	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$17,785	$17,785	$0
Commercial R.E. - mortgages	0	0	0	0	419,690	419,690	0
Land	0	0	906	906	9,156	10,062	0
Farmland	0	0	0	0	60,866	60,866	0
Commercial and industrial	0	0	0	0	80,932	80,932	0
Consumer	0	1	0	1	1,055	1,056	0
Consumer residential	48	0	0	48	35,717	35,765	0
Agriculture	0	0	0	0	37,039	37,039	0
Total	$48	$1	$906	$955	$662,240	$663,195	$0

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

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. There was no interest income realized on impaired loans for the three and nine months ended September 30, 2018 and 2017.

Impaired loans as of September 30, 2018 are set forth in the following table.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
September 30, 2018
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0
Land	1,222	0	906	906	680
Farmland	0	0	0	0	0
Commercial and Industrial	32	0	0	0	0
Consumer	0	0	0	0	0
Consumer residential	15	14	0	14	0
Agriculture	0	0	0	0	0
Total	$1,269	$14	$906	$920	$680

Average recorded investment in impaired loans outstanding as of September 30, 2018 and 2017 is set forth in the following table.

(in thousands)	Average Recorded Investment for the Three Months Ended September 30,		Average Recorded Investment for the Nine Months Ended September 30,
	2018	2017	2018	2017
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0
Land	942	1,518	2,018	2,273
Farmland	0	0	0	0
Commercial and Industrial	105	302	304	305
Consumer	0	0	0	0
Consumer residential	14	75	96	107
Agriculture	0	0	0	0
Total	$1,061	$1,895	$2,418	$2,685

Impaired loans as of December 31, 2017 are set forth in the following table.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
December 31, 2017
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	1,309	0	993	993	680	1,760
Farmland	0	0	0	0	0	0
Commercial and Industrial	334	302	0	302	0	303
Consumer	0	0	0	0	0	0
Consumer residential	16	16	0	16	0	76
Agriculture	0	0	0	0	0	0
Total	$1,659	$318	$993	$1,311	$680	$2,139

Troubled Debt Restructurings – In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

At September 30, 2018, there were 4 loans that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $920,000. At December 31, 2017, there were 4 loans that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $1,311,000. At September 30, 2018 and December 31, 2017 there were no unfunded commitments on loans classified as a troubled debt restructures. The Company has allocated $680,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of September 30, 2018 and December 31, 2017.

The modification of the terms of such loans typically includes one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date; or a temporary payment modification in which the payment amount allocated towards principal was reduced. In some cases, a permanent reduction of the accrued interest on the loan is conceded.

During the three and nine months ended September 30, 2018 and 2017, no loans were modified as troubled debt restructurings. There were no loans modified as troubled debt restructurings within the previous twelve months and for which there was a payment default during the three and nine month periods ended September 30, 2018 and 2017. A loan is considered to be in payment default once it is ninety days contractually past due under the modified terms.

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

The Company grades loans using the following letter system:

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

-Also included in this rating (but not mandatory unless one or more of the preceding characteristics are missing) are loans that are fully secured and properly margined by our own time instruments or U.S. blue chip securities. To be properly margined, cash collateral must be equal to, or greater than, 110% of the loan amount.

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

3C. Marginally Acceptable - 3C loans have similar characteristics as that of 3Bs with the following additional characteristics:

-Requires collateral.

-A credit facility where the borrower has average financial strengths, but usually lacks reliable secondary sources of repayment other than the subject collateral.

-Other common characteristics can include some or all of the following: minimal background experience of management, lacking continuity of management, a start-up operation, erratic historical profitability (acceptable reasons-well identified), lack of or marginal sponsorship of guarantor, and government guaranteed loans.

4W Watch Acceptable - Watch grade will be assigned to any credit that is adequately secured and performing but monitored for a number of indicators. These characteristics may include:

-Any unexpected short-term adverse financial performance from budgeted projections or a prior period’s results (i.e., declining profits, sales, margins, cash flow, or increased reliance on leverage, including adverse balance sheet ratios, trade debt issues, etc.).

-Any managerial or personal problems of company management, decline in the entire industry or local economic conditions, or failure to provide financial information or other documentation as requested.

-Issues regarding delinquency, overdrafts, or renewals.

-Any other issues that cause concern for the company.

-Loans to individuals or loans supported by guarantors with marginal net worth and/or marginal collateral.

-Weakness identified in a Watch credit is short-term in nature.

-Loans in this category are usually accounts the Bank would want to retain providing a positive turnaround can be expected within a reasonable time frame. Grade 4 loans are considered Pass.

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

6 Substandard Loan - A “substandard” extension of credit is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Extensions of credit so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard credits, does not have to exist in individual extensions of credit classified as substandard.

7 Doubtful Loan - An extension of credit classified as “doubtful” has all the weaknesses inherent in one classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high but because of certain important and reasonably specific pending factors that may work to the advantage of and strengthen the credit, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors may include a proposed merger or acquisition, liquidation proceedings, capital injection, perfecting liens on additional collateral or refinancing plans. The entire loan need not be classified as doubtful when collection of a specific portion appears highly probable. An example of proper use of the doubtful category is the case of a company being liquidated, with the trustee-in-bankruptcy indicating a minimum disbursement of 40 percent and a maximum of 65 percent to unsecured creditors, including the Bank. In this situation, estimates are based on liquidation value appraisals with actual values yet to be realized. By definition, the only portion of the credit that is doubtful is the 25 percent difference between 40 and 65 percent.

A proper classification of such a credit would show 40 percent substandard, 25 percent doubtful, and 35 percent loss. A credit classified as doubtful should be resolved within a ‘reasonable’ period of time. Reasonable is generally defined as the period between examinations. In other words, a credit classified as doubtful at an examination should be cleared up before the next exam. However, there may be situations that warrant continuation of the doubtful classification a while longer.

8 Loss - Extensions of credit classified as “loss” are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the credit has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off, even though partial recovery may be affected in the future. It should not be the Company’s practice to attempt long-term recoveries while the credit remains on the books. Losses should be taken in the period in which they surface as uncollectible.

As of September 30, 2018 and December 31, 2017, there are no loans that are classified with a risk grade of 8- Loss.

The following table presents weighted average risk grades of the Company’s loan portfolio:

	September 30, 2018	December 31, 2017

	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.00	3.08
Commercial real estate - mortgages	3.02	3.01
Land	3.63	3.71
Farmland	3.00	3.14
Commercial and industrial	3.09	3.09
Consumer	2.21	2.34
Consumer residential	3.01	3.01
Agriculture	3.19	3.19
Total gross loans	3.04	3.05

The following table presents risk grade totals by class of loans as of September 30, 2018 and December 31, 2017. Risk grades 1 through 4 have been aggregated in the “Pass” line.

(in thousands)	Commercial R.E. Construction	Commercial R.E. Mortgages	Land	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

September 30, 2018

Pass	$17,785	$416,114	$9,156	$60,866	$75,054	$1,030	$35,708	$34,589	$650,302
Special mention	-	2,889	-	-	5,878	-	-	2,450	11,217
Substandard	-	687	906	-	-	26	57	-	1,676
Doubtful	-	-	-	-	-	-	-	-	-
Total loans	$17,785	$419,690	$10,062	$60,866	$80,932	$1,056	$35,765	$37,039	$663,195

December 31, 2017

Pass	$30,008	$416,437	$8,901	$58,675	$65,313	$662	$37,100	$37,934	$655,030
Special mention	1,257	-	-	-	3,762	-	-	-	5,019
Substandard	-	701	1,171	-	535	27	61	-	2,495
Doubtful	-	-	-	-	-	-	-	-	-
Total loans	$31,265	$417,138	$10,072	$58,675	$69,610	$689	$37,161	$37,934	$662,544

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2018 and 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses
For the Three and Nine Months Ended September 30, 2018 and 2017

(in thousands)	Commercial	Commercial		Consumer
Three Months Ended September 30, 2018	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$6,022	$873	$22	$304	$698	$243	$8,162
Charge-offs	0	0	(11)	(17)	0	0	(28)
Recoveries	0	0	1	0	0	0	1
Provision for (reversal of) loan losses	83	82	19	22	(16)	(190)	0
Ending balance	$6,105	$955	$31	$309	$682	$53	$8,135

(in thousands)	Commercial	Commercial		Consumer
Nine Months Ended September 30, 2018	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$6,331	$813	$27	$300	$693	$2	$8,166
Charge-offs	0	0	(22)	(17)	0	0	(39)
Recoveries	0	0	7	1	0	0	8
Provision for (reversal of) loan losses	(226)	142	19	25	(11)	51	0
Ending balance	$6,105	$955	$31	$309	$682	$53	$8,135

(in thousands)	Commercial	Commercial		Consumer
Three Months Ended September 30, 2017	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$6,247	$746	$30	$321	$453	$57	$7,854
Charge-offs	-	-	(9)	-	-	-	(9)
Recoveries	-	-	2	-	-	-	2
Provision for (reversal of) loan losses	3	15	-	(7)	100	(41)	70
Ending balance	$6,250	$761	$23	$314	$553	$16	$7,917

(in thousands)	Commercial	Commercial		Consumer
Nine Months Ended September 30, 2017	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$6,185	$697	$51	$325	$504	$70	$7,832
Charge-offs	-	-	(26)	-	-	-	(26)
Recoveries	-	-	5	1	-	-	6
Provision for (reversal of) loan losses	65	64	(7)	(12)	49	(54)	105
Ending balance	$6,250	$761	$23	$314	$553	$16	$7,917

The following table details the allowance for loan losses and ending gross loan balances as of September 30, 2018, December 31, 2017 and September 30, 2017 summarized by collective and individual evaluation methods of impairment.

(in thousands)	Commercial	Commercial		Consumer
September 30, 2018	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Allowance for loan losses for loans:
Individually evaluated for impairment	$680	$0	$0	$0	$0		$680
Collectively evaluated for impairment	5,425	955	31	309	682	53	7,455
	$6,105	$955	$31	$309	$682	$53	$8,135

Ending gross loan balances:
Individually evaluated for impairment	$906	$0	$0	$14	$0	$0	$920
Collectively evaluated for impairment	507,497	80,932	1,056	35,751	37,039	0	662,275
	$508,403	$80,932	$1,056	$35,765	$37,039	$0	$663,195

December 31, 2017
Allowance for loan losses for loans:
Individually evaluated for impairment	$680	$0	$0	$0	$0		$680
Collectively evaluated for impairment	5,651	813	27	300	693	2	7,486
	$6,331	$813	$27	$300	$693	$2	$8,166

Ending gross loans balances:
Individually evaluated for impairment	$993	$303	$0	$15	$0	$0	$1,311
Collectively evaluated for impairment	516,157	69,307	689	37,146	37,934	0	661,233
	$517,150	$69,610	$689	$37,161	$37,934	$0	$662,544

September 30, 2017
Allowance for loan losses for loans:
Individually evaluated for impairment	$680	$0	$0	$0	$0		$680
Collectively evaluated for impairment	5,570	761	23	314	553	16	7,237
	$6,250	$761	$23	$314	$553	$16	$7,917

Ending gross loan balances:
Individually evaluated for impairment	$993	$303	$0	$15	$0	$0	$1,311
Collectively evaluated for impairment	501,680	65,141	607	37,821	30,049	0	635,298
	$502,673	$65,444	$607	$37,836	$30,049	$0	$636,609

Changes in the reserve for off-balance-sheet commitments were as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017	2018	2017

Balance, beginning of period	$372	$302	$305	$284
Provision (Recovery) to Operations for Off Balance Sheet Commitments	19	(4)	86	14
Balance, end of period	$391	$298	$391	$298

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

At September 30, 2018 and December 31, 2017, loans carried at $663,195,000 and $662,544,000, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 5 – OTHER REAL ESTATE OWNED

As of September 30, 2018, the Company owned one property classified as other real estate with no carrying value, as compared to two properties totaling $253,000 as of December 31, 2017. The property owned at September 30, 2018 and December 31, 2017, was a residential land property that was written down to a zero balance because the public utilities have not been obtainable rendering these land lots unmarketable at this time. This other real estate asset (“OREO”) property and the other property owned at December 31, 2017 were acquired through loan foreclosures. During the nine months ended September 30, 2018, there was one sale of an OREO property resulting in a gain on sale of $193,000, and there were no OREO property acquisitions. During the nine months ended September 30, 2017, there was one sale of an OREO property resulting in a gain on sale of $211,000, and there were no OREO property acquisitions.

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

The core deposit intangible represents the estimated future benefits of acquired deposits and is booked separately from the related deposits. The value of the core deposit intangible asset was determined using a discounted cash flow approach to arrive at the cost differential between the core deposits (non-maturity deposits such as transaction, savings and money market accounts) and alternative funding sources. The core deposit intangible is amortized on an accelerated basis over an estimated ten-year life, and it is evaluated periodically for impairment. No impairment loss was recognized as of September 30, 2018. At September 31, 2018, the core deposit intangibles future estimated amortization expense is as follows:

(in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Core deposit intangible amortization	$29	$105	$96	$93	$89	$236	$648

The Company applies a qualitative analysis of conditions in order to determine if it is more likely than not that the carrying value is impaired. In the event that the qualitative analysis suggests that the carrying value of goodwill may be impaired, the Company, with the assistance of an independent third party valuation firm, uses several quantitative valuation methodologies in evaluating goodwill for impairment including a discounted cash flow approach that includes assumptions made concerning the future earnings potential of the organization, and a market-based approach that looks at values for organizations of comparable size, structure and business model. The current year's review of qualitative factors did not indicate that impairment has occurred, as such no quantitative analysis was performed at September 30, 2018.

NOTE 7 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of September 30, 2018 and December 31, 2017. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between levels during the three and nine month periods ended September 30, 2018 or 2017.

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

Loans receivable — The fair value of the loan portfolio is estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The Company’s fair value model takes into account many inputs including loan discounts due to credit risk, current market rates on new loans, the U.S. treasury yield curve, LIBOR yield curve, rate floors, rate ceilings, remaining maturity, and average life based on specific loan type. Adoption of ASU 2016-01 during the first quarter of 2018 resulted in the use of an exit price rather than an entrance price to determine the fair value of loans not measured at fair value on a non-recurring basis. Loans are considered to be a level 3 valuation.

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

The estimated fair values of the Company’s financial instruments not measured at fair value at September 30, 2018 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$162,841	$162,841	1
Restricted equity securities	4,357	4,357	2
Loans, net	653,995	651,333	3
Interest receivable	3,181	3,181	2

Financial liabilities:
Deposits	(974,424)	(973,824)	3
Interest payable	(31)	(31)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(2,363)	3

The estimated fair values of the Company’s financial instruments not measured at fair value at December 31, 2017 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$149,173	$149,173	1
Restricted equity securities	4,135	4,135	2
Loans, net	638,902	639,830	3
Interest receivable	3,170	3,170	2

Financial liabilities:
Deposits	(938,882)	(829,992)	3
Interest payable	(45)	(45)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,180)	3

The following table presents the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the condensed consolidated balance sheets at each respective period end, by level within the fair value hierarchy as of September 30, 2018 and December 31, 2017.

	Fair Value Measurements at September 30, 2018 Using
(in thousands)	September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$43,289	$0	$43,289	$0
Collateralized mortgage obligations	2,103	0	2,103	0
Municipalities	91,029	0	91,029	0
SBA pools	9,247	0	9,247	0
Corporate debt	20,697	0	20,697	0
Asset backed securities	38,873	0	38,873	0

Equity Securities:*
Mutual fund	$3,060	$3,060	$0	$0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$306	$0	$0	$313
Consumer residential	14	0	0	15

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

Net realizable value of the underlying collateral is the fair value of the collateral less estimated selling costs and any prior liens. Appraisals, recent comparable sales, offers and listing prices are factored in when valuing the collateral. The Company reviews and verifies the qualifications and licenses of the certified general appraisers used for appraising commercial properties or certified residential appraisers for residential properties. Real estate appraisals may utilize a combination of approaches including replacement cost, sales comparison and the income approach. Comparable sales and income data are analyzed by the appraisers and adjusted to reflect differences between them and the subject property such as type, leasing status and physical condition. When the appraisals are received, management reviews the assumptions and methodology utilized in the appraisal, as well as the overall resulting value in conjunction with independent data sources such as recent market data and industry-wide statistics. Management generally use a 6% discount for selling costs which is applied to all properties, regardless of size. Appraised values may be adjusted to reflect changes in market conditions that have occurred subsequent to the appraisal date, or for revised estimates regarding the timing or cost of the property sale. These adjustments are based on qualitative judgments made by management on a case-by-case basis. No fair value adjustments were made to OREO properties during the nine months ended September 30, 2018.

There have been no significant changes in the valuation techniques during the period ended September 30, 2018.

 NOTE 8 – EARNINGS PER SHARE

Earnings per share (“EPS”) are based upon the weighted average number of common shares outstanding during each year. The following table shows: (1) weighted average basic shares, (2) effect of dilutive securities related to stock options and non-vested restricted stock, and (3) weighted average shares of common stock and common stock equivalents. Net income available to common stockholders is calculated as net income reduced by dividends accumulated on preferred stock, if any. Basic EPS is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period, excluding unvested restricted stock awards. Diluted EPS is calculated using the weighted average diluted shares, which reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive shares included in year-to-date diluted EPS is a weighted average of the dilutive shares included in each quarterly diluted EPS computation under the treasury stock method. The Company has two forms of outstanding common stock: fully vested common stock and unvested restricted stock awards. Holders of restricted stock awards receive non-forfeitable dividends at the same rate as common stockholders and they both share equally in undistributed earnings. Therefore, under the two class method the difference in EPS is not significant for these participating securities.

The Company’s calculation of basic and diluted earnings per share (“EPS”) for the three and nine month periods ended September 30, 2018 and 2017 are reflected in the table below.

	THREE MONTHS ENDED
(In thousands)	SEPTEMBER 30,
	2018	2017
BASIC EARNINGS PER SHARE

Net income	$3,165	$2,468
Weighted average shares outstanding	8,084	8,065
Net income per common share	$0.39	$0.31

DILUTED EARNINGS PER SHARE

Net income	$3,165	$2,468
Weighted average shares outstanding	8,084	8,065
Effect of dilutive stock options	2	5
Effect of dilutive non-vested restricted shares	18	13
Weighted average shares of common stock and common stock equivalents	8,104	8,083
Net income per diluted common share	$0.39	$0.31

	NINE MONTHS ENDED
(In thousands)	SEPTEMBER 30,
	2018	2017
BASIC EARNINGS PER SHARE

Net income	$8,558	$7,505
Weighted average shares outstanding	8,080	8,056
Net income per common share	$1.06	$0.93

DILUTED EARNINGS PER SHARE

Net income	$8,558	$7,505
Weighted average shares outstanding	8,080	8,056
Effect of dilutive stock options	2	4
Effect of dilutive non-vested restricted shares	19	18
Weighted average shares of common stock and common stock equivalents	8,101	8,078
Net income per diluted common share	$1.06	$0.93

During the three and nine month periods ended September 30, 2018 and 2017, there were no anti-dilutive options to purchase shares of common stock, and there were no anti-dilutive non-vested restricted stock grants during the same periods.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion explains the significant factors affecting the Company’s operations and financial position for the periods presented. The discussion should be read in conjunction with the Company’s financial statements and the notes related thereto which appear or that are referenced to elsewhere in this report, and with the audited consolidated financial statements and accompanying notes included in the Company’s 2017 Annual Report on Form 10-K. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates under different assumptions or conditions. This discussion and analysis includes executive management’s (“Management”) insight of the Company’s financial condition and results of operations of Oak Valley Bancorp and its subsidiary.  Unless otherwise stated, the “Company” refers to the consolidated entity, Oak Valley Bancorp, while the “Bank” refers to Oak Valley Community Bank.

Forward-Looking Statements

Some matters discussed in this Form 10-Q may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and therefore may involve risks, uncertainties and other factors which may cause the Company’s actual results to be materially different from the results expressed or implied by the Company’s forward-looking statements.  These statements generally appear with words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” and “expect.”  Although management believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: economic conditions (both generally and in the markets where the Company operates); competition from other providers of financial services offered by the Company; changes in government regulation and legislation; changes in interest rates; material unforeseen changes in the financial stability and liquidity of the Company’s credit customers; risks associated with concentrations in real estate related loans; changes in accounting standards and interpretations; and other risks as may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and which may be beyond the control of the Company.  The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

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

Critical Accounting Estimates

Management has determined the following five accounting policies to be critical:

Allowance for Loan Losses

Accounting for allowance for loan losses involves significant judgment and assumptions by management and is based on historical data and management’s view of the current economic environment. At least on a quarterly basis, management reviews the methodology and adequacy of allowance for loan losses and reports its assessment to the Board of Directors for its review and approval.

The Company bases the allowance for loan losses on an estimation of probable losses inherent in the loan portfolio. The Company’s methodology for assessing loan loss allowances are intended to reduce the differences between estimated and actual losses and involves a detailed analysis of the loan portfolio in three phases:

● the specific review of individual loans,

● the segmenting and review of loan pools with similar characteristics, and

● management’s estimate based on various subjective factors.

The first phase of the methodology involves the specific review of individual loans to identify and measure impairment. The Company evaluates each loan by use of a risk rating system, except for homogeneous loans, such as automobile loans and home mortgages. Specific risk rated loans are deemed impaired if all amounts, including principal and interest, will likely not be collected in accordance with the contractual terms of the related loan agreement. Impairment for commercial and real estate loans is measured either based on the present value of the loan’s expected future cash flows or, if collection on the loan is collateral dependent, the estimated fair value of the collateral, less selling and holding costs.

The second phase involves the segmenting of the remainder of the risk rated loan portfolio into groups or pools of loans, together with loans with similar characteristics, for evaluation. The Company determines the calculated loss ratio to each loan pool based on its historical net losses and benchmark it against the levels of other peer banks.

In the third phase, the Company considers relevant internal and external factors that may affect the collectability of the loan portfolio and each group of loans. The factors considered are, but are not limited to:

● concentration of credits,

● nature and volume of the loan portfolio,

● delinquency trends,

● non-accrual loan trend,

● problem loan trend,

● loss and recovery trend,

● quality of loan review,

● lending and management staff,

● lending policies and procedures,

● economic and business conditions, and

● other external factors, including regulatory review.

Management estimates the probable effect of such conditions based on management’s judgment, experience and known or anticipated trends. Such estimation may be reflected as an additional allowance to each group of loans, if necessary. Management reviews these conditions with the Company’s senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment. Where any of these conditions is not evidenced by a specific, identifiable problem credit or portfolio segment as of the evaluation date, management’s evaluation of the inherent loss related to such condition is reflected in the unallocated allowance.

Central to credit risk management and management’s assessment of appropriate loss allowance is the internal loan risk rating system. Under this system, the originating credit officer assigns borrowers an initial risk rating based on a thorough analysis of each borrower’s financial capacity in conjunction with industry and economic trends. Approvals are made based upon the amount of inherent credit risk specific to the transaction and are reviewed for appropriateness by senior line and credit administration personnel. Credits are monitored by line and credit administration personnel for deterioration in a borrower’s financial condition which may impact the ability of the borrower to perform under the contract. Although management has allocated a portion of the allowance to specific loans, specific loan pools, and off-balance sheet credit exposures (which are reported separately as part of other liabilities), the adequacy of the allowance is considered in its entirety.

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

Asset Impairment Judgments

Certain assets are carried in the consolidated balance sheets at fair value or at the lower of cost or fair value. Valuation allowances are established when necessary to recognize impairment of such assets. The Company periodically performs analyses to test for impairment of various assets. In addition to management’s impairment analyses related to loans, another significant impairment analysis relates to other than temporary declines in the value of investment securities.

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

Net realizable value of the underlying collateral is the fair value of the collateral less estimated selling costs and any prior liens. Appraisals, recent comparable sales, offers and listing prices are factored in when valuing the collateral. The Company reviews and verifies the qualifications and licenses of the certified general appraisers used for appraising commercial properties or certified residential appraisers for residential properties. Real estate appraisals may utilize a combination of approaches including replacement cost, sales comparison and the income approach. Comparable sales and income data are analyzed by the appraisers and adjusted to reflect differences between them and the subject property such as type, leasing status and physical condition. When the appraisals are received, Management reviews the assumptions and methodology utilized in the appraisal, as well as the overall resulting value in conjunction with independent data sources such as recent market data and industry-wide statistics. The Company generally uses a 6% discount for selling costs which is applied to all properties, regardless of size. Appraised values may be adjusted to reflect changes in market conditions that have occurred subsequent to the appraisal date, or for revised estimates regarding the timing or cost of the property sale. These adjustments are based on qualitative judgments made by management on a case-by-case basis.

The available for sale investment portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income in shareholders’ equity. The Company conducts a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its carrying value and whether such decline is other than temporary. If such decline is deemed other than temporary, the Company would adjust the carrying amount of the security by writing down the security to fair market value through a charge to current period income. The market values of investment securities are significantly affected by changes in interest rates.

In general, as interest rates rise, the market value of fixed-rate securities will decrease; as interest rates fall, the market value of fixed-rate securities will increase. With significant changes in interest rates, the Company evaluates the intent and ability to hold the security for a sufficient time to recover the recorded principal balance. Estimated fair values for securities are based on published or securities dealers’ market values. Market volatility is unpredictable and may impact such values.

Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Company bases fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available for sale, derivatives, and loans held for sale, if any, are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record certain assets at fair value on a non-recurring basis, such as certain impaired loans held for investment and securities held to maturity that are other-than-temporarily impaired. These non-recurring fair value adjustments typically involve write-downs of individual assets due to application of lower-of-cost or market accounting.

The Company has established and documented a process for determining fair value. The Company maximizes the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Whenever there is no readily available market data, management uses its best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of management's judgment. As a result, if other assumptions had been used, the recorded earnings or disclosures could have been materially different from those reflected in these financial statements.

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

Oak Valley Community Bank (“the Bank”) commenced operations in May 1991.  The Bank is an insured bank under the Federal Deposit Insurance Act and is a member of the Federal Reserve.  Since its formation, the Bank has provided basic banking services to individuals and business enterprises in Oakdale, California and the surrounding areas. The focus of the Bank is to offer a range of commercial banking services designed for both individuals and small to medium-sized businesses in the two main areas of service of the Company: the Central Valley and the Eastern Sierras.

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

Management believes the following were important factors in the Company’s performance during the three and nine month periods ended September 30, 2018:

•

The Company recognized net income of $3,165,000 and $8,558,000 for the three and nine month periods ended September 30, 2018, respectively, as compared to $2,468,000 and $7,505,000 for the same periods in 2017.  The factors contributing to these results will be discussed below.

•

The Company recognized no loan loss provisions during the three and nine month periods ended September 30, 2018, as compared to $70,000 and $105,000 during the same periods of 2017. This variance corresponds to gross loan growth of $651,000 during the first nine months of 2018, compared to $25,660,000 during the first nine months of 2017.

•

Net interest income increased $1,324,000 or 15.4% and $3,231,000 or 12.8% for the three and nine month periods ended September 30, 2018, respectively, compared to the same periods in 2017.  The increase was primarily due to the organic growth of the loan and investment security portfolios, and the positive impact of rising interest rates.

•

Non-interest income decreased by $139,000 or 10.9% and $1,302,000 or 27.2% for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, primarily due to non-recurring merger-related professional service provider settlement payments that were recorded in the prior year.

•

Non-interest expense increased by $760,000 or 12.5% and $2,115,000 or 11.5% for the three and nine month periods ended September 30, 2018, respectively, as compared to the same periods in 2017. The increase was mainly due to increased salaries and benefits, and other general operating expenses required to support the loan and deposit growth.

•

Total assets increased $40,953,000 or 4.0% from December 31, 2017.  Total net loans increased by $1,006,000 or 0.2% and investment securities increased by $25,938,000 or 14.2% from December 31, 2017 to September 30, 2018, while deposits increased by $35,542,000 or 3.8% for the same period. Consequently, cash and cash equivalent balances increased by $13,668,000, mainly due to the higher growth rate in deposits compared to loans during the first nine months of 2018.

Income Summary

For the three and nine month periods ended September 30, 2018, the Company recorded net income of $3,165,000 and $8,558,000, respectively, representing increases of $697,000 and $1,053,000, as compared to the same periods in 2017.  Return on average assets (annualized) was 1.17% and 1.08% for the three and nine months ended September 30, 2018, respectively, as compared to 0.98% and 1.01% for the same periods in 2017.  Annualized return on average common equity was 13.21% and 12.29% for the three and nine months ended September 30, 2018, respectively, as compared to 11.04% and 11.64% for the same periods of 2017. Net income before provisions for income taxes increased by $495,000 for the three month period ended September 30, 2018, and decreased by $81,000 for the nine month period ended September 30, 2018, from the comparable 2017 periods.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

(In thousands)	Effect on Pre-Tax Income	Effect on Pre-Tax Income
	Increase (Decrease)	Increase (Decrease)
	Three Months Ended	Nine months ended
	September 30, 2018	September 30, 2018
Change from 2017 to 2018 in:
Net interest income	$1,324	$3,231
Provision for loan losses	70	105
Non-interest income	(139)	(1,302)
Non-interest expense	(760)	(2,115)
Change in net income before income taxes	$495	$(81)

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three and nine month periods ended September 30, 2018, respectively, net interest income was $9,944,000 and $28,388,000, which represented increases of $1,324,000 or 15.4% and $3,231,000 or 12.8%, from the comparable periods in 2017. The increase is primarily due to loan and investment portfolio growth.

The net interest margin (net interest income as a percentage of average interest earning assets) was 3.97% and 3.87% for the three and nine month periods ended September 30, 2018, respectively, compared to 3.78% and 3.73% for the same periods in 2017. The increase in net interest margin is primarily due to an increase in the average loan balance and yield on earning assets.

Earning asset yield increased by 23 and 16 basis points for the three and nine month periods ended September 30, 2018, respectively, as compared to the same periods of 2017, mainly due to an increase in loan volume, loan yield, and the yield on cash balances that has been recognized due to the recent FOMC rate hikes. Furthermore, the earning asset yield is trending upward as a result of deploying low yielding cash equivalent balances into the loan and investment portfolios which recognized average balance increases of $33 million and $31 million, respectively, in the nine month period of 2018 as compared to 2017.

The cost of funds on interest-bearing liabilities increased by 8 and 5 basis points for the three and nine month periods of 2018, respectively, as compared to the same periods in 2017, as deposit rates remain low and the banking industry has not reacted to the recent FOMC interest rate hikes thus far. The Company continues to recognize strong core deposit growth as evidenced by the increase in average non-interest-bearing demand deposit balances of $21 million, for the nine month period ended September 30, 2018, as compared to the same period of 2017.

The following tables shows the relative impact of changes in average balances of interest earning assets and interest bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three and nine month periods ended September 30, 2018 and 2017:

Net Interest Analysis

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)
Assets:
Earning assets:
Gross loans (1) (2)	$658,049	$8,168	4.92%	$627,372	$7,339	4.64%
Investment securities (2)	206,658	1,613	3.10%	174,041	1,413	3.22%
Federal funds sold	11,025	55	1.98%	9,041	28	1.23%
Interest-earning deposits	135,780	707	2.07%	127,915	429	1.33%
Total interest-earning assets	1,011,512	10,543	4.14%	938,369	9,209	3.89%
Total noninterest earning assets	59,212			60,522
Total Assets	1,070,724			998,891

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	244,095	138	0.22%	202,094	73	0.14%
Money market deposits	289,233	249	0.34%	289,893	151	0.21%
Savings deposits	75,526	9	0.05%	66,673	8	0.05%
Time certificates of deposit $250,000 or more	18,150	16	0.35%	18,822	17	0.36%
Other time deposits	26,012	18	0.27%	32,288	25	0.31%
Other borrowings	0	0	0.00%	0	0	0.00%
Total interest-bearing liabilities	653,016	430	0.26%	609,770	274	0.18%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	317,203			294,854
Other liabilities	5,422			5,591
Total noninterest-bearing liabilities	322,625			300,445
Shareholders' equity	95,083			88,676
Total liabilities and shareholders' equity	$1,070,724			$998,891
Net interest income		$10,113			$8,935
Net interest spread (3)			3.88%			3.71%
Net interest margin (4)			3.97%			3.78%

(1)  Loan fees have been included in the calculation of interest income.

(2) Yields and interest income on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

(5) Annual interest rates are computed by dividing the interest income/expense by the number of days in the period multiplied by 365.

	Nine months ended			Nine months ended
	September 30, 2018			September 30, 2017
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)
Assets:
Earning assets:
Gross loans (1) (2)	$650,739	$23,406	4.81%	$617,408	$21,512	4.66%
Investment securities (2)	199,709	4,567	3.06%	168,912	4,117	3.26%
Federal funds sold	10,501	139	1.77%	8,333	65	1.04%
Interest-earning deposits	137,905	1,873	1.82%	137,004	1,100	1.07%
Total interest-earning assets	998,854	29,985	4.01%	931,657	26,794	3.85%
Total noninterest earning assets	59,145			62,731
Total assets	1,057,999			994,388

Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	234,351	336	0.19%	196,199	202	0.14%
Money market deposits	290,491	613	0.28%	290,133	398	0.18%
Savings deposits	73,385	26	0.05%	69,290	43	0.08%
Time certificates of deposit $250,000 or more	18,753	49	0.35%	20,596	57	0.37%
Other time deposits	27,331	56	0.27%	32,221	73	0.30%
Other borrowings	0	0	0.00%	0	0	0.00%
Total interest-bearing liabilities	644,311	1,080	0.22%	608,439	773	0.17%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	315,297			294,193
Other liabilities	5,322			5,564
Total noninterest-bearing liabilities	320,619			299,757
Shareholders' equity	93,069			86,192
Total liabilities and shareholders' equity	$1,057,999			$994,388
Net interest income		$28,905			$26,021
Net interest spread (3)			3.79%			3.68%
Net interest margin (4)			3.87%			3.73%

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

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three and nine month periods ended September 30, 2018 and 2017.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

(In thousands)

	For the Three Months Ended
	September 30, 2018 vs 2017
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$359	$470	$829
Investment securities (2)	265	(65)	200
Federal funds sold	6	21	27
Interest-earning deposits	26	252	278
Total interest income	$656	$678	$1,334

Interest expense:
Interest-earning DDA	15	50	65
Money market deposits	0	98	98
Savings deposits	1	0	1
Time CD $250K or more	(1)	0	(1)
Other time deposits	(5)	(2)	(7)
Other borrowings	0	0	0
Total interest expense	$10	$146	$156

Change in net interest income	$646	$532	$1,178

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

The table above reflects an increase of $486,000 in net interest income due to rate changes for the third quarter of 2018 as compared to the same period of 2017. This increase is the result of the positive impact of recent FOMC rate hikes on interest-earning cash balance accounts and loan yields, but was partially offset by the lower yields on investment securities. The lower yield on investment securities is due in part to the lesser impact in 2018 of the full tax equivalent benefit on tax-free municipal bonds due to the lower corporate tax rate. The increase in earning asset balances combined with the overall change in mix of balances resulted in an increase of $646,000 to net interest income over the same period.

	For the Nine Months Ended September 30,
	2018 vs 2017
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$1,161	$733	$1,894
Investment securities (2)	751	(301)	450
Federal funds sold	17	57	74
Interest-earning deposits	8	765	773
Total interest income	$1,937	$1,254	$3,191

Interest expense:
Interest-earning DDA	$39	$95	$134
Money market deposits	0	215	215
Savings deposits	3	(20)	(17)
Time CD $250K or more	(5)	(3)	(8)
Other time deposits	(11)	(6)	(17)
Other borrowings	0	0	0
Total interest expense	$26	$281	$307

Change in net interest income	$1,911	$973	$2,884

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

The table above reflects an increase of $971,000 in net interest income due to rate changes for the first nine months of 2018 as compared to the same period of 2017. This increase is the result of the positive impact of recent FOMC rate hikes on interest-earning cash balance accounts and loan yields, but was partially offset by the lower yields on investment securities. The lower yield on investment securities is due in part to the lesser impact in 2018 of the full tax equivalent benefit on tax-free municipal bonds due to the lower corporate tax rate. The increase in earning asset balances combined with the overall change in mix of balances resulted in an increase of $1,911,000 to net interest income over the same period.

Provision for Loan Losses

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

The Company recorded no loan loss provisions during the three and nine months ended September 30, 2018, which compares to $70,000 and $105,000 for the same periods of 2017. The decrease compared to 2017 periods is mainly due to a high volume of loan pay-offs resulting in gross loan growth of $651,000 during the first nine months of 2018, compared to $25,660,000 during the same period of 2017, in spite of the fact that loan funding increased during 2018 compared to 2017.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three and nine month periods ended September 30, 2018, non-interest income was $1,137,000 and $3,480,000, respectively, representing decreases of $139,000 or 10.9% and $1,302,000 or 27.2%, compared to the same periods in 2017.

The following tables show the major components of non-interest income:

(in thousands)	For the Three Months Ended September 30,
	2018	2017	$ change	% change
Service charges on deposits	$388	$365	$23	6.3%
Debit card transaction fee income	308	276	32	11.6%
Earnings on cash surrender value of life insurance	130	130	0	0.0%
Mortgage commissions	29	28	1	3.6%
Gains on calls and sales of securities	3	4	(1)	(25.0% )
Gain on sale of OREO	0	211	(211)	(100.0% )
Other income	279	262	17	6.5%
Total non-interest income	$1,137	$1,276	$(139)	(10.9% )

(in thousands)	For the Nine Ended September 30,
	2018	2017	$ change	% change
Service charges on deposits	$1,126	$1,051	$75	7.1%
Debit card transaction fee income	890	818	72	8.8%
Earnings on cash surrender value of life insurance	381	386	(5)	(1.3%	)
Mortgage commissions	94	127	(33)	(26.0%	)
Gains on calls and sales of securities	80	394	(314)	(79.7%	)
Gain on sale of OREO	193	211	(18)
Other income	716	1,795	(1,079)	(60.1%	)
Total non-interest income	$3,480	$4,782	$(1,302)	(27.2%	)

Service charges on deposits increased by $23,000 and $75,000 for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, due to an increase in the number of deposit accounts and corresponding service fee income.

Debit card transaction fee income increased by $32,000 and $72,000 for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, due to an increase in the number of deposit accounts and corresponding service fee income.

Earnings on cash surrender value of life insurance was unchanged at $130,000 for the three months ended September 30, 2018, and decreased by $5,000 for the nine months ended September 30, 2018, due to a slight decrease in the yield earned, as these are whole life policies invested in market securities of various types that earn interest and dividends.

Mortgage commissions increased by $1,000 for the three months ended September 30, 2018 and decreased by $33,000 for the nine months ended September 30, 2018, as compared to the same periods of 2017, as the demand for home purchases and refinancing has retracted somewhat during 2018.

Net gain on calls and sales of securities decreased by $1,000 and $314,000 for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017, due to two large gains on called securities recorded during the first quarter of 2017.

The Company recorded a sale of an OREO property resulting in a gain of $193,000 during the first nine months of 2018, compared a gain of $211,000 on one OREO property sale during the three and nine month periods ended September 30, 2017.

Other income increased by $17,000 for the three month period ended September 30, 2018 and decreased by $1,079,000 for the nine month period ended September 30, 2018, as compared to the same periods of 2017. The year-to-date decrease was due to merger-related settlement payments, totaling $938,000 from professional service providers, recorded in the second quarter of 2017

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

(in thousands)	For the Three Months Ended September 30,
	2018	2017	$ change	% change
Salaries and employee benefits	$4,088	$3,534	$554	15.7%
Occupancy	882	823	59	7.2%
Data processing fees	428	399	29	7.3%
Regulatory assessments (FDIC & DBO)	110	102	8	7.8%
Other	1,312	1,202	110	9.2%
Total non-interest expense	$6,820	$6,060	$760	12.5%

(in thousands)	For the Nine Months Ended September 30,
	2018	2017	$ change	% change
Salaries and employee benefits	$12,183	$10,603	$1,580	14.9%
Occupancy	2,757	2,496	261	10.5%
Data processing fees	1,270	1,154	116	10.1%
Regulatory assessments (FDIC & DBO)	338	381	(43)	(11.3% )
Other	3,909	3,708	201	5.4%
Total non-interest expense	$20,457	$18,342	$2,115	11.5%

Non-interest expenses increased by $760,000 or 12.5% and $2,115,000 or 11.5% for the three and nine months ended September 30, 2018, respectively, as compared to the same periods of 2017.  Salaries and employee benefits increased $554,000 and $1,580,000 for the three and nine months ended September 30, 2018, respectively, as compared to the same periods of 2017, primarily due to additional staffing required to support the continued loan and deposit growth, including the Company’s expansion into the Sacramento market with a new branch that was opened during September 2018.

Occupancy expenses increased by $59,000 and $261,000 for the three and nine months ended September 30, 2018, respectively, as compared to the same periods of 2017, which is primarily due to rent and general overhead associated with the branches. The 2018 year-to-date total also includes a non-recurring charge of $85,000 for the remaining lease obligation on our vacated Turlock branch, which was relocated during the second quarter of 2018. Data processing fees increased by $29,000 and $116,000 for the three and nine month periods ended September 30, 2018, respectively, as compared to the same periods of 2017, mainly due to servicing costs on the growing number of loan and deposit accounts.

FDIC and DBO (California Department of Business Oversight) regulatory assessments increased by $8,000 for the three months ended September 30, 2018 and decreased by $43,000 for the nine months ended September 30, 2018, as compared to the same periods in 2017.  The initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC and the Company’s risk profile has improved throughout 2017 and 2018, resulting in a reduction in the Company’s assessment rate. However, as reflected during the third quarter of 2018, management expects it to be offset by deposit growth throughout 2018, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis.

Other expense increased by $110,000 and $201,000 for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, as a result of increases in a variety of general operating expenses as the Company’s business portfolios continue to expand, and because the Company received an $85,000 legal settlement payment related to an OREO that was recorded as an offset to OREO expenses during the second quarter of 2017.

Management anticipates that non-interest expense will continue to increase as the Company continues to grow.  However, management remains committed to cost-control and efficiency, and expects to keep these increases to a minimum relative to growth.

Income Taxes

The Company reported provisions for income taxes of $1,096,000 and $2,853,000 for the three and nine month periods ended September 30, 2018, respectively, representing decreases of $202,000 and $1,134,000, compared to the provisions reported in the comparable periods of 2017. The effective income tax rates on income from continuing operations were 25.7% and 25.0% for the three and nine months ended September 30, 2018, respectively, compared to 34.5% and 34.7% for the comparable periods of 2017. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans). The disparity between the effective tax rates for 2018 as compared to 2017 is primarily due to a decrease in the corporate tax rate from 34% in 2017 to 21% in 2018 related to the Tax Cuts and Jobs Act of 2017. This decrease to the Company’s income tax provision was offset by tax credits from low income housing projects as well as tax free-income on municipal securities and loans that comprised a larger proportion of pre-tax income in 2017 as compared to 2018.

Asset Quality

Non-performing assets consist of loans on non-accrual status, including loans restructured on non-accrual status, where the terms of repayment have been renegotiated resulting in a reduction or deferral of interest or principal, loans 90 days or more past due and still accruing interest and OREO.

Loans are generally placed on non-accrual status when they become 90 days past due, unless management believes the loan is adequately collateralized and in the process of collection. The past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower has experienced some changes in financial status, causing an inability to meet the original repayment terms, and where management believes the borrower will eventually overcome those circumstances and repay the loan in full. OREO consists of properties acquired by foreclosure or similar means and which management intends to offer for sale.

Non-accrual loans totaled $920,000 at September 30, 2018, as compared to $1,311,000 at December 31, 2017.  The non-accrual loans as of September 30, 2018 are loans made to two borrowers primarily for residential real estate development. As of September 30, 2018, the Company had four loans considered troubled debt restructurings totaling $920,000, all of which are included in non-accrual loans.

OREO as of September 30, 2018 consisted of one property, a residential land acquired through foreclosure that was written down to a zero balance because the public utilities have not been obtainable rendering these land lots unmarketable at this time. There was one sale of an OREO property resulting in a gain of $193,000 during the first quarter of 2018, which was a residential property with a carrying value of $253,000 as of December 31, 2017 that was acquired through foreclosure.

The following table presents information about the Bank’s non-performing assets, including asset quality ratios as of September 30, 2018 and December 31, 2017:

Non-Performing Assets

(in thousands)	September 30,	December 31,
	2018	2017
Loans in non-accrual status	$920	$1,311
Loans past due 90 days or more and accruing	0	0
Total non-performing loans	920	1,311
Other real estate owned	0	253
Total non-performing assets	$920	$1,564

Allowance for loan losses	$8,135	$8,166

Asset quality ratios:
Non-performing assets to total assets	0.08%	0.15%
Non-performing loans to total loans	0.14%	0.20%
Allowance for loan losses to total loans	1.23%	1.24%
Allowance for loan losses to total non-performing loans	884.2%	622.9%

Non-performing assets decreased by $644,000 as of September 30, 2018, as compared to December 31, 2017, due to the sale of one OREO property with a carrying value of $253,000 and principal payments of $390,000 on non-accrual loans. The Company did not acquire any OREO properties and there were no fair value adjustments to OREO properties during the first nine months of 2018.

Allowance for Loan and Lease Losses (“ALLL”)

Due to credit risk inherent in the lending business, the Company routinely sets aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges made for the outstanding loan portfolio have been credited to the allowance for loan losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company recorded no loan loss provisions during the three and nine months ended September 30, 2018, due to a high volume of loan pay-offs during 2018, which compares to $70,000 and $105,000 for the same periods of 2017.

The allowance for loan losses decreased by $31,000, to $8,135,000 at September 30, 2018, as compared to $8,166,000 at December 31, 2017, due to net loan charge-off of $31,000 recorded during the nine month period of 2018. Stable credit quality combined with the relatively flat loan portfolio balance resulted in no change to the allowance for loan losses as a percentage of total loans of 1.23% at September 30, 2018 and December 31, 2017.

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

Although management believes the allowance at September 30, 2018 was adequate to absorb probable losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on the Company’s service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

Investment Activities

Investments are a key source of interest income. Management of the investment portfolio is set in accordance with strategies developed and overseen by the Company’s Investment Committee. Investment balances, including cash equivalents and interest-bearing deposits in other financial institutions, are subject to change over time based on the Company’s asset/liability funding needs and interest rate risk management objectives. The Company’s liquidity levels take into consideration anticipated future cash flows and all available sources of credits, and are maintained at levels management believes are appropriate to assure future flexibility in meeting anticipated funding needs.

Cash Equivalents

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of September 30, 2018, and December 31, 2017, the Company had $162,841,000 and $149,173,000, respectively, in cash and cash equivalents.

Investment Securities

Management of the investment securities portfolio focuses on providing an adequate level of liquidity and establishing an interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk. Investment securities that the Company intends to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale or equity securities.  Currently, all of the investment securities are classified as available-for-sale except for one mutual fund classified as an equity security with a carrying value of $3,060,000 as of September 30, 2018. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. The carrying values of equity securities are adjusted for unrealized gains or losses through noninterest income in the consolidated statement of income.

Management has evaluated the investment securities portfolio to determine if the impairment of any security in an unrealized loss position is temporary or other than temporary.  The Company conducts a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its carrying value. If such decline is deemed other than temporary, the Company would adjust the carrying amount of the security by writing down the security to fair value through a charge to current period income or a charge to accumulated other comprehensive income depending on the nature of the impairment and managements intent or requirement to sell the security. Management has determined that no investment security is other than temporarily impaired.  The unrealized losses are due primarily to interest rate changes.

Goodwill

Goodwill arises when the Company’s purchase price exceeds the fair value of the net assets of an acquired business. Goodwill represents the value attributable to intangible elements acquired. The value of goodwill is supported ultimately by profit from the acquired business. A decline in earnings could lead to impairment, which would be recorded as a write-down in the Company’s consolidated statements of earnings. Events that may indicate goodwill impairment include significant or adverse changes in results of operations of the acquired business or asset, economic or political climate; an adverse action or assessment by a regulator; unanticipated competition; and a more-likely-than-not expectation that a reporting unit will be sold or disposed of at a loss. While goodwill is not amortized, the Company does conduct periodic impairment analysis on goodwill at least annually or more often as conditions require. At September 30, 2018, the Company had goodwill in the amount of $3,313,000.

Deposits

Total deposits at September 30, 2018 were $974,424,000, a $35,542,000 or 3.8% increase from the deposit total of $938,882,000 at December 31, 2017.  Average deposits increased $56,976,000 to $959,608,000 for the nine month period ended September 30, 2018 as compared to the same period in 2017. Management believes the Company attracted deposits due to the safety and soundness of the Bank and our focus on customer service.

Deposits Outstanding

	September 30,	December 31,	Nine Month Change
(in thousands)	2018	2017	$	%

Demand	$566,560	$539,383	$27,177	5.0%
MMDA	287,400	280,342	7,058	2.5%
Savings	77,089	69,630	7,459	10.7%
Time < $250K	25,334	29,424	(4,090)	(13.9% )
Time > $250K	18,041	20,103	(2,062)	(10.3% )
	$974,424	$938,882	$35,542	3.8%

Because the Company’s client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Six clients carry deposit balances of more than 1% of total deposits, one of which had a deposit balance of more than 3% of total deposits at September 30, 2018. Management believes that the Company’s funding concentration risk is not significant, and is mitigated by the ample sources of funds the Bank has access to.

Since the deposit growth strategy emphasizes core deposit growth, the Company has avoided relying on brokered deposits as a consistent source of funds. The Company had no brokered deposits as of September 30, 2018 and December 31, 2017.

Borrowings

Although deposits are the primary source of funds for lending and investment activities and for general business purposes, the Company may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. The outstanding FHLB advances remained a zero balance at December 31, 2017 and September 30, 2018, as the Company continues to rely on deposit growth as it’s primary source of funding. See “Liquidity Management” below for the details on the FHLB borrowings program.

Capital Ratios

The Company is regulated by the Board of Governors of the Federal Reserve Board (FRB) and is subject to the securities registration and public reporting regulations of the Securities and Exchange Commission. As a California state-chartered bank, the Company’s banking subsidiary is subject to primary supervision, examination and regulation by the California Department of Business Oversight (DBO) and the Federal Reserve Board. The Federal Reserve Board is the primary federal regulator of state member banks. The Bank is also subject to regulation by the FDIC, which insures the Bank’s deposits as permitted by law. Management is not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on the Company’s or Bank’s liquidity, capital resources, or operations.

The Company must comply with regulatory capital requirements established by the FRB. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. These capital standards require us to maintain minimum ratios of “Tier 1” capital to total risk-weighted assets and total capital to risk-weighted assets of 6.00% and 8.00%, respectively. Tier 1 capital is comprised of total shareholders’ equity calculated in accordance with generally accepted accounting principles, excluding accumulated other comprehensive income (loss), less intangible assets, and total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which is the allowance for loan losses. Risk-weighted assets refer to the on- and off-balance sheet exposures, adjusted for their related risk levels using formulas set forth in FRB and FDIC regulations.

In addition to the risk-based capital requirements described above, the Company is subject to a leverage capital requirement, which calls for a minimum ratio of Tier 1 capital (as defined above) to quarterly average total assets of 4.00%.

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

Failure to meet minimum capital requirements can trigger regulatory actions that could have a material adverse effect on the Company’s financial statements and operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that rely on quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and Bank’s amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The following table reflects capital ratios, as calculated under regulatory guidelines, compared to the regulatory minimum capital ratios and the regulatory minimum capital ratios needed to qualify as a “well-capitalized” institution at September 30, 2018 and December 31, 2017:

					To be well
					capitalized under
(in thousands)			For capital		prompt corrective
	Actual		adequacy purposes (1)		action provisions
Capital ratios for Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2018
Total capital (to Risk- Weighted Assets)	$100,538	11.9%	$83,443	>9.875%	$84,499	>10.0%
Tier I capital (to Risk- Weighted Assets)	$92,012	10.9%	$66,543	>7.875%	$67,599	>8.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$92,012	10.9%	$53,868	>6.375%	$54,924	>6.5%
Tier I capital (to Average Assets)	$92,012	8.6%	$42,666	>4.0%	$53,332	>5.0%

As of December 31, 2017
Total capital (to Risk- Weighted Assets)	$93,933	11.3%	$77,102	>9.25%	$83,354	>10.0%
Tier I capital (to Risk- Weighted Assets)	$85,462	10.3%	$60,431	>7.25%	$66,683	>8.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$85,462	10.3%	$47,928	>5.75%	$54,180	>6.5%
Tier I capital (to Average Assets)	$85,462	8.4%	$40,820	>4.0%	$51,025	>5.0%

Capital ratios for the Company:

As of September 30, 2018
Total capital (to Risk- Weighted Assets)	$100,929	11.9%	$83,449	>9.875%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$92,403	10.9%	$66,548	>7.875%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$92,403	10.9%	$53,872	>6.375%	N/A	N/A
Tier I capital (to Average Assets)	$92,403	8.7%	$42,670	>4.0%	N/A	N/A

As of December 31, 2017
Total capital (to Risk- Weighted Assets)	$94,354	11.3%	$77,119	>9.25%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$85,883	10.3%	$60,445	>7.25%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$85,883	10.3%	$47,939	>5.75%	N/A	N/A
Tier I capital (to Average Assets)	$85,883	8.4%	$40,823	>4.0%	N/A	N/A

(1)     The adequately capitalized thresholds in the table above, includes the capital conservation buffers of 1.875% in 2018 and 1.25% in 2017 that became effective January 1, 2016. These ratios are not reflected on a fully phased-in basis, which will occur in January 2019.

The Bank is also subject to capital requirements similar to those discussed above. The Bank’s capital ratios do not vary materially from the capital ratios presented above. At September 30, 2018, the Bank exceeded the minimum ratios established by the FRB.

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

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, the Company maintains a portion of funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. The Company obtains funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings. The Company’s primary use of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common and preferred stockholders. The Company’s liquid assets at September 30, 2018 were $269.8 million compared to $254.8 million at December 31, 2017.  The Company’s liquidity level measured as the percentage of liquid assets to total assets was 25.1% at September 30, 2018, compared to 24.6% at December 31, 2017. Liquidity increased during the first nine months of 2018, mainly due the deposit increase of $36 million while loan growth remained relatively flat, resulting in higher levels of cash and available-for-sale securities. Management anticipates that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for operating, investing and financing needs and regulatory liquidity requirements for the next twelve months. Management monitors the Company’s liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, the Company relies on advances from the FHLB to supplement the supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of the loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of September 30, 2018, the Company’s borrowing capacity from the FHLB was approximately $267.4 million and there were no outstanding advances. The Company also maintains 2 lines of credit with correspondent banks to purchase up to $30 million in federal funds, for which there were no advances as of September 30, 2018.

Off-Balance-Sheet Arrangements

During the ordinary course of business, the Company provides various forms of credit lines to meet the financing needs of customers. These commitments, which represent a credit risk to us, are not represented in any form on the balance sheets.

As of September 30, 2018 and December 31, 2017, the Company had commitments to extend credit of $151.6 million and $118.0 million, respectively, which includes obligations under letters of credit of $2.4 million and $1.9 million.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For qualitative and quantitative disclosures about market risk, please see the section entitled “Market Risk” in Item 7 of the Company’s 2017 Annual Report on Form 10-K. As of September 30, 2018, the Company’s exposures to market risk have not changed materially since December 31, 2017.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e) promulgated under the Exchange Act, as of the end of the period covered by this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this report was being prepared.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by management in the reports that the Company files or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by management in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There are no pending, or to management's knowledge, any threatened, material legal proceedings to which the Company is a defendant, or to which any of the Company’s properties are subject. There are no material legal proceedings to which any director, any nominee for election as a director, any executive officer, or any associate of any such director, nominee or officer is a party adverse to the Company.

Item 1A.	Risk Factors

There have been no material changes from the risk factors described in the Company’s 2017 Annual Report on Form 10-K.

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

Oak Valley Bancorp
Date: November 9, 2018	By:	/s/ JEFFREY A. GALL
Jeffrey A. Gall
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)