Form 10-K
period 2018-12-31
Oak Valley Bancorp
filed 2019-03-11
CIK 1431567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.      Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of June 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of $22.30 per share of the registrant’s common stock as reported by the NASDAQ, was approximately $157 million. As of February 26, 2019, there were 8,195,459 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders will filed with the Commission within 120 days after the end of the Registrant’s 2018 fiscal year end and are incorporated by reference into Part III of this report.

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

PART I

ITEM 1.  BUSINESS OF OAK VALLEY BANCORP

Overview of the Business

Oak Valley Bancorp. Oak Valley Bancorp (the “Company”) was incorporated on April 1, 2008 in California for the purpose of becoming Oak Valley Community Bank’s parent bank holding company. Effective July 3, 2008, Oak Valley Bancorp acquired all of the outstanding capital stock of Oak Valley Community Bank (the “Bank”) (from time to time, the Bank and the Company may be generally referred to as “we”, “us” or “our”). The principal office of Oak Valley Bancorp is located at 125 North Third Avenue, Oakdale, California 95361, and its principal telephone is (209) 848-2265.

The Company is authorized to issue 50,000,000 shares of common stock, without par value, of which 8,194,805 are issued and outstanding at December 31, 2018, and 10,000,000 shares of preferred stock, without par value, of which no shares are issued and outstanding.

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

The Bank offers other services for both individuals and businesses including online banking, remote deposit capture, mobile banking, merchant services, night depository, extended hours, wire transfer of funds, note collection, and automated teller machines in a national network.  The Bank does not currently offer international banking or trust services although the Bank may make such services available to the Bank’s customers through financial institutions with which the Bank has correspondent banking relationships.  The Bank does not offer stock transfer services, nor does it directly issue credit cards.

Expansion

Branch Expansion.    Since opening our doors of the main Oakdale branch in 1991, our network of branches and loan production offices have been expanded geographically. As of December 31, 2018, we maintained sixteen full-service branch offices (in addition to our corporate headquarters) and one loan production office. Beginning in October 1995, we started our geographic expansion outside of Oakdale, by opening a Loan Production Office in Sonora, California. We subsequently opened a branch in Sonora and two branches in Modesto.  In September 2000, we expanded into the Eastern Sierra, opening a branch in Bridgeport, California under the name Eastern Sierra Community Bank.  Since that time, we have added branches in Mammoth Lakes and Bishop. During 2005 and 2006, we aggressively increased our presence in the Central Valley, by opening branches in Turlock, Stockton, Patterson, Ripon and Escalon.  In March 2007, our corporate headquarters expanded by adding an adjacent historical building located in downtown Oakdale to our complex.  In 2011, we opened a third branch in Modesto and a branch in Manteca. In 2014, we opened a new branch in Tracy. In 2015, we added a second branch in Sonora. In 2018, we opened a new branch in Sacramento. We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as demand dictates and resources permit.

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

Primary Market Area

We conduct business from our main office in Oakdale, a city of approximately 21,500 residents located in Stanislaus County, California. Oakdale is approximately 15 miles from Modesto and sits at the foothills of the Sierra Nevada Mountains, at the edge of the California Central Valley agricultural area.  Through our branches, we serve customers in the Central Valley, from Fresno to Sacramento, and in foothill locations. We also reach into the Highway 395 corridor in the Eastern Sierras and in the towns of Bishop, Mammoth and Bridgeport.  Approximately 98% of our loans and 90% of our deposits are generated from the Central Valley. The Central Valley area includes Stanislaus, San Joaquin and Tuolumne counties and has a total population of over 3 million.

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

As part of our efforts to achieve long-term stable profitability and respond to a changing economic environment in the California Central Valley, we constantly evaluate a variety of options to augment our traditional focus by broadening the services and products we provide. Possible avenues of growth include more branch locations, expanded suite of technology-based services and new types of lending.

Loan Procedures.    Loans recommended for approval by the Senior Loan Committee made up of our Board of Directors and designated executive officers of the bank, by Joint Authority or by loan officers, to the extent of their lending authority. Our Board of Directors authorizes our lending limits. Our President and Chief Credit Officer are responsible for evaluating the authority limits for individual credit officers and recommending lending limits for all other officers to the board of directors for approval.

We grant individual lending authority to our Chief Executive Officer, Chief Credit Officer, Credit Administrator and to some department managers and loan officers. Our highest management lending authority or Joint Authority includes all amounts above the individual officer loan authority and below the Senior Loan Committee limits of $5,000,000 for real estate secured loans, $2,500,000 for loans secured by collateral other than real estate and cash, $1,500,000 for unsecured loans, or when the borrower’s aggregate total outstanding commitment exceeds $5,000,000. These loans require joint approval of either the Chief Executive Officer, Chief Credit Officer, Senior Lending Officer or Credit Administrator.

At December 31, 2018, the Bank’s authorized legal lending limits were $15.6 million for unsecured loans plus an additional $10.4 million for specific secured loans. Legal lending limits are calculated in conformance with California law, which prohibits a bank from lending to any one individual or entity or its related interests an aggregate amount which exceeds 15% of primary capital plus the allowance for loan losses on an unsecured basis, plus an additional 10% on a secured basis. The Bank’s primary capital plus allowance for loan losses at December 31, 2018 totaled $104.3 million.

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

Real Estate Loans.    We offer commercial real estate loans to finance the acquisition of new or the refinancing of existing commercial properties, such as office buildings, industrial buildings, warehouses, hotels, shopping centers, automotive industry facilities and multiple dwellings. At December 31, 2018, consumer and commercial real estate loans constituted 83% of our loan portfolio, of which 94% were commercial real estate loans.

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

Equity lines of credit are revolving lines of credit with repayment term and are collateralized by junior deeds of trust on residential real properties. They generally bear a rate of interest that floats with our base rate or the prime rate, and have maturities of 25 years (10-year interest only with 15-year amortization).

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

Our real estate portfolio is subject to certain risks, including (i) downturns in the California economy, (ii) significant interest rate fluctuations, (iii) reduction in real estate values in the California Central Valley, (iv) increased competition in pricing and loan structure, and (v) environmental risks, including natural disasters.  As a result of the high concentration of the real estate loan in our loan portfolio, potential difficulties in the real estate markets could cause significant increases in nonperforming loans, which would reduce our profits.  A decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss.  Additionally, a decline in real estate values could adversely affect our portfolio of commercial real estate loans and could result in a decline in the origination of such loans.  However, we strive to reduce the exposure to such risks and seek to continue to maintain high quality in our real estate loans by (a) reviewing each loan request and each loan renewal individually, (b) using a joint approval system for the approval of each loan request for loans over a certain dollar amount, (c) adhering to written loan policies, including, among other factors, minimum collateral requirements, maximum loan-to-value ratio requirements, cash flow requirements and personal guarantees, (d) performing secondary appraisals from time to time, (e) conducting external independent credit review, and (f) conducting environmental reviews, where appropriate. We review each loan request on the basis of our ability to recover both principal and interest in view of the inherent risks.   We monitor and stress test our entire portfolio, evaluating debt coverage ratios and loan-to-value ratios, on a quarterly basis.  We monitor trends and evaluate exposure derived from simulated stressed market conditions.  The portfolio is stratified by owner classification (either owner-occupied or non-owner occupied), product type, geography and size.

As of December 31, 2018, the aggregate loan-to-value of the entire commercial real estate portfolio was 54.4%, based on the most recent appraisals as of the time of origination or renewal. Historical data suggests that the Bank continues to maintain strong LTV, which has served as a cushion against precipitous reductions in real estate values. Non-owner occupied real estate comprises 40.3% of the Bank’s total commitments, as of December 31, 2018. The loan-to-value on the non-owner occupied segment was 45.1%, as of December 31, 2018. The highest concentration by product type is CRE Office, which comprised 26.0% of total CRE loan commitments outstanding, as of December 31, 2018.

Our portfolio diversity in terms of both product types and geographic distribution, combined with strong debt coverage ratios, a low aggregate loan-to-value and a reasonable percentage of owner-occupied properties, significantly mitigate the risks associated with excessive commercial real estate concentration. These elements contribute strength to our overall real estate portfolio in the event of any weakness in the real estate market.

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

Lines of credit are extended to businesses or individuals based on the financial strength and integrity of the borrower and are secured primarily by real estate, accounts receivable and inventory, and have a maturity of one year or less. Such lines of credit bear an interest rate that floats with the prime rate, Constant Maturity Treasury or another established index.

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

Our portfolio of commercial loans is also subject to certain risks, including (i) downturns in the California economy, (ii) significant interest rate fluctuations; and (iii) the deterioration of a borrower’s or guarantor’s financial capabilities. We attempt to reduce the exposure to such risks through (a) reviewing each loan request and renewal individually, (b) requiring a joint signature approval system, (c) mandating strict adherence to written loan policies, and (d) performing external independent credit review. In addition, we monitor loans based on short-term asset values as required on a monthly or quarterly basis. In general, during the term of the relationship, we receive and review the financial statements of our borrowing customers on an ongoing basis, and we promptly respond to any deterioration that we note.

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

Our consumer loan portfolio is subject to certain risks, including:

●	amount of credit offered to consumers in the market,
●	interest rate increases, and
●	consumer bankruptcy laws which allow consumers to discharge certain debts.

We attempt to reduce the exposure to such risks through the direct approval of all consumer loans by:

●	reviewing each loan request and renewal individually,
●	using a dual signature system of approval,
●	strictly adhering to written credit policies, and
●	performing external independent credit review.

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

As a member of the Federal Home Loan Bank system, we are required to invest in Federal Home Loan Bank stock based on a predetermined formula. Federal Home Loan Bank stock is a restricted investment security that can only be sold to other Federal Home Loan Bank members or redeemed by the Federal Home Loan Bank. As of December 31, 2018, we owned $3,599,000 in FHLB stock.

Advances from the Federal Home Loan Bank are typically secured by our entire real estate loan portfolio, which includes residential and commercial loans.  At December 31, 2018, our borrowing limit with the Federal Home Loan Bank was approximately $269 million.

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

Other Services

We offer ATMs located at branch offices as well as three other ATMs at various off-site locations, and customer access to an ATM network. Additionally, we offer remote deposit capture service to allow commercial deposit customers the convenience of scanning check deposits for quicker access to deposited funds.

Marketing

Our marketing relies principally upon local advertising and promotional activity and upon personal contacts by our directors, officers and shareholders to attract business and to acquaint potential customers with our personalized services. We emphasize a high degree of personalized client service in order to be able to provide for each customer’s banking needs. Our marketing approach emphasizes the advantages of dealing with an independent, locally managed and state-chartered bank to meet the particular needs of consumers, professionals and business customers in the community. Our management continually evaluates all of our banking services with regard to their profitability and efforts and makes determinations based on these evaluations whether to continue or modify our business plan, where appropriate.

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

As of June 30, 2018, our primary service areas contained 165 banking offices, with approximately $16.6 billion in total deposits. As of June 30, 2018, we had total deposits of approximately $971 million, which represented approximately 5.9% of the total deposits in the Bank’s primary service area. There can be no assurance that the Bank will maintain its competitive position against current and potential competitors, especially those with greater resources than the Bank. The four largest competing banks had 64 total branches, and deposits averaged approximately $151 million per office as of June 30, 2018 within the Bank’s primary service area.

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

Business Concentration.    No individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. However, approximately 83% of our loan portfolio held for investment at December 31, 2018 consisted of real estate-related loans, including construction loans, mini-perm loans, real estate mortgage loans and commercial loans secured by real estate. Moreover, our business activities are currently focused primarily in Central California, with the majority of our business concentrated in San Joaquin, Stanislaus, Tuolumne, Sacramento, Inyo and Mono Counties.  Consequently, our results of operations and financial condition are dependent upon the general trends in the Central California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in Central California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region.

Employees

As of December 31, 2018, we had 186 employees (155 full-time employees and 31 part-time employees). None of our employees are currently represented by a union or covered by a collective bargaining agreement. We consider our relations with our employees to be good.

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

From time to time, federal and state legislation is enacted that may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. In light of recent conditions in the United States economy and the financial services industry, the Trump administration, Congress, the regulators and various states continue to focus attention on the financial services industry. Additional proposals that affect the industry have been and will likely continue to be introduced. The Company cannot predict whether any of these proposals will be enacted or adopted or, if they are, the effect they would have on our business, the Company's operations or financial condition.

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

The commercial banking business is also influenced by the monetary and fiscal policies of the federal government and the policies of the Board of Governors of the Federal Reserve System, also known as the FRB or the Federal Reserve Board. As a member of the Federal Reserve System, we are subject to certain regulations of the Board of Governors of the Federal Reserve System. The regulations of these agencies govern most aspects of our business, including the filing of periodic reports, and activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits, and numerous other areas. Supervision, legal action and examination of us by the FRB is generally intended to protect depositors and is not intended for the protection of our shareholders. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial intermediaries, subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and affects interest rates charged on loans and paid on deposits. Indirectly such actions may also impact the ability of non-bank financial institutions to compete with us. The nature and impact of any future changes in monetary policies cannot be predicted.

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

In addition to the Dodd-Frank Act, other legislative and regulatory proposals affecting banks have been made both domestically and internationally. Among other things, these proposals include significant additional capital and liquidity requirements and limitations on size or types of activity in which banks may engage.

Legislation is introduced from time to time in the United States Congress that may affect our operations. In addition, the regulations governing us may be amended from time to time. Any legislative or regulatory changes in the future, including those resulting from the Dodd-Frank Act, could adversely affect our operations and financial condition.

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

The Bank is well capitalized. As of December 31, 2018 and 2017, the Bank’s Total Risk-Based Capital Ratio was 11.7% and 11.3%, Tier 1 Risk-Based Capital Ratio was 10.7% and 10.3%, and our Common Equity Tier 1 Risk-Based Capital Ratio was 10.7% and 10.3%, respectively.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total average assets, referred to as the leverage ratio. Banks that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets, or “Leverage Capital Ratio”, of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. As of December 31, 2018 and 2017, the Bank’s Leverage Capital Ratios were 8.7% and 8.4%, respectively.

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

Dividends

The payment of cash dividends by the Bank to the Company is subject to restrictions set forth in the California Financial Code (the “Code”).  Prior to any distribution from the Bank to the Company, a calculation is made to ensure compliance with the provisions of the Code and to ensure that the Bank remains within capital guidelines set forth by the DBO and the FRB. In the event that the intended distribution from the Bank to the Company exceeds the restriction in the Code, advance approval from FRB is required. Management anticipates that there will be sufficient earnings at the Bank level to provide dividends to the Company to meet its cash requirements for 2019.

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

As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. FDIC-insured institutions are required to pay an additional quarterly assessment called the FICO assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This assessment will continue until the bonds mature in the years 2017 through 2019.

The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution based on annualized rates. Each institution with $10 billion or more in assets is assessed under a scorecard method using supervisory ratings, financial ratios and other factors. Such institutions are also subject to a temporary surcharge required by the Dodd-Frank Act. As required by the Dodd-Frank Act, deposit insurance premiums are assessed on the amount of an institution’s total assets minus its Tier 1 capital. Smaller institutions are assessed by a method using supervisory ratings and financial ratios

Community Reinvestment Act

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

In addition, copies of our filings are available by requesting them in writing or by phone from:

Corporate Secretary

Oak Valley Bancorp

125 North Third Avenue

Oakdale, California

209-844-7578

ITEM 1A.  RISK FACTORS

An investment in our securities is subject to certain risks. These risk factors should be considered by prospective and current investors in our securities when evaluating the disclosures in this Annual Report on Form 10-K. The risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition could suffer. In that event, the value of our securities could decline, and you may lose all or part of your investment.

Our business strategy includes sustainable growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We intend to pursue an organic growth strategy for our business. If appropriate opportunities present themselves, we may also engage in selected acquisitions of financial institutions, branch acquisitions and other business growth initiatives or undertakings. There can be no assurance that we will successfully execute our organic growth strategy, that we will be able to negotiate or finance such activities or that such activities, if undertaken, will be successful.

There are risks associated with our growth strategy. To the extent that we grow through acquisitions, we cannot ensure that we will be able to adequately or profitably manage this growth. Acquiring other banks, branches or other assets, as well as other expansion activities, involves various risks including the risks of incorrectly assessing the credit quality of acquired assets, encountering greater than expected costs of integrating acquired banks or branches, the risk of loss of customers and/or employees of the acquired institution or branch, executing cost savings measures, not achieving revenue enhancements and otherwise not realizing the transaction’s anticipated benefits. Our ability to address these matters successfully cannot be assured. There is also the risk that the requisite regulatory approvals might not be received and other conditions to consummation of a transaction might not be satisfied during the anticipated timeframes, or at all. In addition, our strategic efforts may divert resources or management’s attention from ongoing business operations, may require investment in integration and in development and enhancement of additional operational and reporting processes and controls, and may subject us to additional regulatory scrutiny. To finance an acquisition, we may borrow funds, thereby increasing our leverage and diminishing our liquidity, or raise additional capital, which could dilute the interests of our existing stockholders.

Our growth initiatives may also require us to recruit experienced personnel to assist in such initiatives. Accordingly, the failure to identify and retain such personnel would place significant limitations on our ability to successfully execute our growth strategy. In addition, to the extent we expand our lending beyond our current market areas, we could incur additional risks related to those new market areas. We may not be able to expand our market presence in our existing market areas or successfully enter new markets.

If we do not successfully execute our growth plan, it could adversely affect our business, financial condition, results of operations, reputation and growth prospects. In addition, if we were to conclude that the value of an acquired business had decreased and that the related goodwill had been impaired, that conclusion would result in an impairment of goodwill charge to us, which would adversely affect our results of operations. While we believe we will have the executive management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth.

Our financial condition and results of operations are dependent on the economy, particularly in the Bank’s market areas. A deterioration in economic conditions in the market areas we serve may impact our earnings adversely and could increase the credit risk of our loan portfolio.

Our primary market area is concentrated in the Central Valley and the Eastern Sierras. Adverse economic conditions in any of these areas can reduce our rate of growth, affect our customers’ ability to repay loans and adversely impact our financial condition and earnings. General economic conditions, including inflation, unemployment and money supply fluctuations, also may affect our profitability adversely.

A deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a material adverse effect on our business, financial condition and results of operations:

•	Demand for our products and services may decline;

•	Loan delinquencies, problem assets and foreclosures may increase;

•	Collateral for our loans may further decline in value; and

•	The amount of our low cost or noninterest-bearing deposits may decrease.

We cannot accurately predict the possibility of weakness in the national or local economy effecting our future operating results.

We cannot accurately predict the possibility of the national or local economy’s return to recessionary conditions or to a period of economic weakness, which would adversely impact the markets we serve. Any deterioration in national or local economic conditions would have an adverse effect, which could be material, on our business, financial condition, results of operations and prospects, and any economic weakness could present substantial risks for the banking industry and for us.

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.

Severe weather, natural disasters such as earthquakes and wildfires, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of our borrowers to repay their outstanding loans, cause significant property damage or otherwise impair the value of collateral securing our loans, and result in loss of revenue and/or cause us to incur additional expenses. Although we have established disaster recovery plans and procedures, and we monitor the effects of any such events on our loans, properties and investments, the occurrence of any such event could have a material adverse effect on us or our earnings or our financial condition.

There are risks associated with our lending activities and our allowance for loan losses may prove to be insufficient to absorb actual incurred losses in our loan portfolio.

Lending money is a substantial part of our business. Every loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

•	cash flow of the borrower and/or the project being financed;

•	in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral;

•	the credit history of a particular borrower;

•	changes in economic and industry conditions; and

•	the duration of the loan.

We maintain an allowance for loan losses which we believe is appropriate to provide for probable incurred losses inherent in our loan portfolio. The amount of this allowance is determined by our management through a periodic review and consideration of several factors, including, but not limited to:

•	an ongoing review of the quality, size and diversity of the loan portfolio;

•	evaluation of non-performing loans;

•	historical default and loss experience;

•	historical recovery experience;

•	existing economic conditions;

•	risk characteristics of the various classifications of loans; and

•	the amount and quality of collateral, including guarantees, securing the loans.

If actual losses on our loans exceed our estimates used to establish our allowance for loan losses, our business, financial condition and profitability may suffer.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and the loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for loan losses. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further charge-offs (which will in turn also require an increase in the provision for loan losses if the charge-offs exceed the allowance for loan losses), based on judgments different than that of management. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition and results of operations.

Our underwriting practices may not protect us against losses in our loan portfolio.

We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices, including: analyzing a borrower’s credit history, financial statements, tax returns and cash flow projections; valuing collateral based on reports of independent appraisers; and verifying liquid assets. Although we believe that our underwriting criteria are, and historically have been, appropriate for the various kinds of loans we make, we have incurred losses on loans that have met these criteria, and may continue to experience higher than expected losses depending on economic factors and consumer behavior. In addition, our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite our customers become less predictive of future behaviors. Finally, we may have higher credit risk, or experience higher credit losses, to the extent our loans are concentrated by loan type, industry segment, borrower type, or location of the borrower or collateral. Deterioration in real estate values and underlying economic conditions in the Central Valley and the Eastern Sierras could result in significantly higher credit losses to our portfolio.

Our commercial real estate loans involve higher principal amounts than other loans and repayment of these loans may be dependent on factors outside our control or the control of our borrowers.

We originate commercial real estate loans for individuals and businesses for various purposes, which are secured by commercial properties. These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed in a timely manner or at all, the borrower’s ability to repay the loan may be impaired.

Commercial real estate loans also expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

If we foreclose on a commercial real estate loan, our holding period for the collateral typically is longer than for residential mortgage loans because there are fewer potential purchasers of the collateral. Additionally, commercial real estate loans generally have relatively large balances to single borrowers or groups of related borrowers. Accordingly, if we make any errors in judgment in the collectability of our commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

Repayment of our commercial and industrial loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may not be sufficient to repay the loan in the event of default.

We make our commercial and industrial loans primarily based on the identified cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. Collateral securing commercial and industrial loans may depreciate over time, be difficult to appraise and fluctuate in value. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect the amounts due from its customers.

We are exposed to risk of environmental liabilities with respect to real properties which we may acquire.

In prior years, due to weakness of the U.S. economy and, more specifically, the California economy, including higher levels of unemployment than the nationwide average and declines in real estate values, certain borrowers have been unable to meet their loan repayment obligations and, as a result, we have had to initiate foreclosure proceedings with respect to and take title to a number of real properties that had collateralized their loans. As an owner of such properties, we could become subject to environmental liabilities and incur substantial costs for any property damage, personal injury, investigation and clean-up that may be required due to any environmental contamination that may be found to exist at any of those properties, even though we did not engage in the activities that led to such contamination. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties seeking damages for environmental contamination emanating from the site. If we were to become subject to significant environmental liabilities or costs, our business, financial condition, results of operations and prospects could be adversely affected.

Our business is subject to interest rate risk and variations in interest rates may hurt our profits.

To be profitable, we have to earn more money in interest that we receive on loans and investments than we pay to our depositors and lenders in interest. If interest rates rise, our net interest income and the value of our assets could be reduced if interest paid on interest-bearing liabilities, such as deposits and borrowings, increases more quickly than interest received on interest-earning assets, such as loans, other mortgage-related investments and investment securities. This is most likely to occur if short-term interest rates increase at a faster rate than long-term interest rates, which would cause our net interest income to go down. In addition, rising interest rates may hurt our income, because that may reduce the demand for loans and the value of our securities. In a rapidly changing interest rate environment, we may not be able to manage our interest rate risk effectively, which would adversely impact our financial condition and results of operations.

We face significant operational risks.

We operate many different financial service functions and rely on the ability of our employees, third party vendors and systems to process a significant number of transactions. Operational risk is the risk of loss from operations, including fraud by employees or outside persons, employees’ execution of incorrect or unauthorized transactions, data processing and technology errors or hacking and breaches of internal control systems.

Our enterprise risk management framework may not be effective in mitigating risk and reducing the potential for losses.

Our enterprise risk management framework seeks to mitigate risk and loss to us. We have established comprehensive policies and procedures and an internal control framework designed to provide a sound operational environment for the types of risk to which we are subject, including credit risk, market risk (interest rate and price risks), liquidity risk, operational risk, compliance risk, strategic risk, and reputational risk. However, as with any risk management framework, there are inherent limitations to our current and future risk management strategies, including risks that we have not appropriately anticipated or identified. In certain instances, we rely on models to measure, monitor and predict risks. However, these models are inherently limited because they involve techniques, including the use of historical data in some circumstances, and judgments that cannot anticipate every economic and financial outcome in the markets in which we operate, nor can they anticipate the specifics and timing of such outcomes. There is no assurance that these models will appropriately capture all relevant risks or accurately predict future events or exposures. Accurate and timely enterprise-wide risk information is necessary to enhance management’s decision-making in times of crisis. If our enterprise risk management framework proves ineffective or if our enterprise-wide management information is incomplete or inaccurate, we could suffer unexpected losses, which could materially adversely affect our results of operations or financial condition. In addition, our businesses and the markets in which we operate are continuously evolving. We may fail to fully understand the implications of changes in our businesses or the financial markets or fail to adequately or timely enhance our enterprise risk framework to address those changes. If our enterprise risk framework is ineffective, either because it fails to keep pace with changes in the financial markets, regulatory requirements, our businesses, our counterparties, clients or service providers or for other reasons, we could incur losses, suffer reputational damage or find ourselves out of compliance with applicable regulatory or contractual mandates.

An important aspect of our enterprise risk management framework is creating a risk culture in which all employees fully understand that there is risk in every aspect of our business and the importance of managing risk as it relates to their job functions. We continue to enhance our enterprise risk management program to support our risk culture, ensuring that it is sustainable and appropriate to our role as a major financial institution. Nonetheless, if we fail to create the appropriate environment that sensitizes all of our employees to managing risk, our business could be adversely impacted.

Managing reputational risk is important to attracting and maintaining customers, investors and employees.

Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, regulatory investigations, marketplace rumors and questionable or fraudulent activities of our customers. We have policies and procedures in place to promote ethical conduct and protect our reputation. However, these policies and procedures may not be fully effective and cannot adequately protect against all threats to our reputation. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental oversight.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general.

Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry.

We depend on our key employees.

Our future prospects are and will remain highly dependent on our directors and executive officers. Our success will, to some extent, depend on the continued service of our directors and continued employment of the executive officers. The unexpected loss of the services of any of these individuals could have a detrimental effect on our business. Although we have entered into employment agreements with members of our senior management team, no assurance can be given that these individuals will continue to be employed by us. The loss of any of these individuals could negatively affect our ability to achieve our business plan and could have a material adverse effect on our results of operations and financial condition.

We currently hold a significant amount of bank owned life insurance.

At December 31, 2018, we held bank owned life insurance (BOLI) on certain key and former employees and executives and our directors, with a cash surrender value of $19,028,000. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to us if needed for liquidity purposes. We continually monitor the financial strength of the various companies with whom we carry these policies.

However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return our cash surrender value. If we need to liquidate these policies for liquidity purposes, we would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would adversely impact earnings.

We rely on numerous external vendors.

We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor's organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent such an agreement is not renewed by the third party vendor or is renewed on terms less favorable to us.

We are subject to certain risks in connection with our use of technology.

Our security measures may not be sufficient to mitigate the risk of a cyber-attack or cyber theft.

Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.

Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures, which could result in significant legal liability and significant damage to our reputation and our business.

Our security measures may not protect us from systems failures or interruptions.

While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. If our third-party providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

We may be required to expend significant additional resources to continue to modify or enhance our information security infrastructure or to investigate and remediate any information security vulnerabilities in response to continuing information systems security threats.

The occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

We rely on communications, information, operating and financial control systems technology from third party service providers, and we may suffer an interruption in those systems.

We rely heavily on third party service providers for much of our communications, information, operating and financial control systems technology, including our online banking services and data processing systems. We also rely on third party vendors, who may experience unauthorized access to and disclosure of client or customer information or the destruction or theft of such information. Any failure or interruption, or breaches in security, of these systems could result in failures or interruptions in our customer relationship management, general ledger, deposit, servicing and/or loan origination systems and, therefore, could harm our business, operating results and financial condition. Additionally, interruptions in service and security breaches could lead existing customers to terminate their banking relationships with us and could make it more difficult for us to attract new banking customers.

We operate in a highly regulated environment and our operations and income may be affected adversely by changes in laws, rules and regulations governing our operations.

We are subject to extensive regulation and supervision by the FRB and the FDIC. The FRB regulates the supply of money and credit in the United States. Its fiscal and monetary policies determine in a large part our cost of funds for lending and investing and the return that can be earned on those loans and investments, both of which affect our net interest margin. FRB policies can also materially affect the value of financial instruments that we hold, such as debt securities. Its policies also can affect our borrowers, potentially increasing the risk that they may fail to repay their loans or satisfy their obligations to us. Changes in policies of the FRB are beyond our control and the impact of changes in those policies on our activities and results of operations can be difficult to predict.

The Company and the Bank are heavily regulated. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole, and not stockholders. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose increased capital requirements and restrictions on a bank’s operations, to reclassify assets, to determine the adequacy of a bank’s allowance for loan losses and to set the level of deposit insurance premiums assessed.

Congress, state legislatures and federal and state agencies continually review banking, lending and other laws, regulations and policies for possible changes. Any change in such regulation and oversight, whether in the form of regulatory policy, new regulations or legislation, that applies to us or additional deposit insurance premiums could have a material adverse impact on our operations. Because our business is highly regulated, the laws and applicable regulations are subject to frequent change. Any new laws, rules and regulations could make compliance more difficult or expensive or otherwise adversely affect our business, financial condition or growth prospects. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things.

The Dodd-Frank Act and supporting regulations could have a material adverse effect on us.

The Dodd-Frank Act provides for various capital requirements and new restrictions on financial institutions and their holding companies. These changes may result in additional restrictions on investments and other activities.

Regulations under the Dodd-Frank Act significantly impact our operations, and we expect to continue to face increased regulation. These regulations may affect the manner in which we do business and the products and services that we provide, affect or restrict our ability to compete in our current businesses or our ability to enter into or acquire new businesses, reduce or limit our revenue or impose additional fees, assessments or taxes on us, intensify the regulatory supervision of us and the financial services industry, and adversely affect our business operations.

The Dodd-Frank Act, among other things, established the CFPB with broad authority to administer and enforce a new federal regulatory framework of consumer financial regulation. Many of the provisions of the Dodd-Frank Act have extended implementation periods and require extensive rulemaking, guidance and interpretation by various regulatory agencies. While some rules have been finalized or issued in proposed form, some have yet to be proposed. It is impossible to predict when all such additional rules will be issued or finalized, and what the content of such rules will be.

We must apply resources to ensure that we are in compliance with all applicable provisions of the Dodd-Frank Act and any implementing rules, which may increase our costs of operations and adversely impact our earnings. We expect that the Dodd-Frank Act, including current and future rules implementing its provisions and the interpretations of those rules, will reduce our revenues, increase our expenses, require us to change certain of our business practices, increase the regulatory supervision of us, increase our capital requirements and impose additional assessments and costs on us, and otherwise adversely affect our business.

The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain.

In July 2013, the FRB and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with Basel III and certain provisions of the Dodd-Frank Act. The final rule applies to all banking organizations. Among other things, the rule establishes a common equity Tier 1 minimum capital requirement of 4.5 percent of risk-weighted assets and a minimum Tier 1 risk-based capital requirement of 6.0 percent of risk-weighted assets and assigns higher risk-weightings than in the past (150 percent) to exposures that are more than 90 days past due or are on non-accrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” in excess of 2.5 percent of common equity tier 1 capital in addition to the minimum risk-based capital ratios. The final rule became effective for the Company and the Bank on January 1, 2015. The capital conservation buffer was phased in over a three-year period that began on January 1, 2016 and ended on January 1, 2019, when the full capital conservation buffer requirement became effective. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount.

While our current capital levels exceed the capital requirements, our capital levels could decrease in the future as a result of factors such as acquisitions, faster than anticipated growth, reduced earnings levels, operating losses and other factors. The application of more stringent capital requirements for us could, among other things, result in lower returns on equity, require the raising of additional capital, and result in our inability to pay dividends or repurchase shares if we were to be unable to comply with such requirements.

We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the CRA and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

Non-compliance with the Patriot Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions or operating restrictions.

The Patriot and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines, sanctions or restrictions that could have a material adverse effect on our strategic initiatives. Several banking institutions have received large fines, or suffered limitations on their operations, for non-compliance with these laws and regulations. Although we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.

Increases in deposit insurance premiums and special FDIC assessments will negatively impact our earnings.

We may pay higher FDIC premiums in the future. The Dodd-Frank Act increased the minimum FDIC deposit insurance reserve ratio from 1.15 percent to 1.35 percent. The FDIC has adopted a plan under which it will meet this ratio by the statutory deadline of December 31, 2020.

The Dodd-Frank Act requires the FDIC to offset the effect of the increase in the minimum reserve ratio on institutions with assets less than $10 billion. To implement the offset requirement, the FDIC has imposed a temporary surcharge on institutions with assets greater than $10 billion. In addition to the minimum reserve ratio, the FDIC must set a designated reserve ratio. The FDIC has set a designated reserve ratio of 2.0, which exceeds the minimum reserve ratio.

Our holding company relies on dividends from the Bank for substantially all of its income and the net proceeds of capital raising transactions are currently the primary source of funds for cash dividends to our preferred and common stockholders.

Our primary source of revenue at the holding company level is dividends from the Bank and we also have previously relied on the net proceeds of capital raising transactions as the primary source of funds for cash dividends to our preferred and common stockholders. To the extent we are limited in our ability to raise capital in the future, our ability to pay cash dividends to our stockholders could likewise be limited, especially if we are unable to increase the amount of dividends the Bank pays to us. If the Bank is unable to pay dividends to us, then we may not be able to service our debt, including our senior notes, pay our other obligations or pay cash dividends on our preferred and common stock. Our inability to service our debt, pay our other obligations or pay dividends to our stockholders could have a material adverse impact on our financial condition and the value of your investment in our securities.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. At some point, we may need to raise additional capital to support continued growth.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions, our financial performance and a number of other factors, many of which are outside our control. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected.

The Company has a deferred tax asset that may or may not be fully realized.

The Company has a deferred tax asset and cannot assure that it will be fully realized. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities computed using enacted tax rates. If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we are required under generally accepted accounting principles (GAAP) to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we are required to incur a charge to operations. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2018, the Company had a net deferred tax asset of $4.1 million. For additional information, see Note 10 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

We may experience future goodwill impairment.

If our estimates of the fair value of our reporting units change as a result of changes in our business or other factors, we may determine that a goodwill impairment charge is necessary. Estimates of fair value are based on a complex model using, among other things, estimated cash flows and industry pricing multiples. The Company tests its goodwill for impairment annually as of December 31 (the Measurement Date). At each Measurement Date, the Company, in accordance with ASC 350-20-35-3, evaluates, based on the weight of evidence, the significance of all qualitative factors to determine whether it is more likely than not that the fair value of each of the reporting units is less than its carrying amount.

The assessment of qualitative factors at the most recent Measurement Date (December 31, 2018), indicated that it was not more likely than not that impairment existed; as a result, no further testing was performed. No assurance can be given that the Company will not record an impairment loss on goodwill in the future and any such impairment loss could have a material adverse effect on our results of operations and financial condition.

New lines of business, new products and services, or strategic project initiatives may subject us to additional risks.

From time to time, we may seek to implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible, which could in turn have a material negative effect on our operating results. New lines of business and/or new products or services also could subject us to additional regulatory requirements, increased scrutiny by our regulators and other legal risks.

Additionally from time to time we undertake strategic project initiatives. Significant effort and resources are necessary to manage and oversee the successful completion of these initiatives. These initiatives often place significant demands on a limited number of employees with subject matter expertise and management and may involve significant costs to implement as well as increase operational risk as employees learn to process transactions under new systems. The failure to properly execute on these strategic initiatives could adversely impact our business and results of operations.

Strong competition within our market areas may limit our growth and profitability.

Competition in the banking and financial services industry is intense. In our market areas, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater name recognition, resources and lending limits than we do and may offer certain services or prices for services that we do not or cannot provide. Our profitability depends upon our continued ability to successfully compete in our markets.

In addition, our future success will depend, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our clients.

Anti-takeover provisions could negatively impact our stockholders.

Provisions in our charter and bylaws, the corporate law of the State of California and federal regulations could delay, defer or prevent a third party from acquiring us, despite the possible benefit to our stockholders, or otherwise adversely affect the market price of any class of our equity securities.

These provisions include: the election of directors to staggered terms of three years; advance notice requirements for nominations for election to our Board of Directors and for proposing matters that stockholders may act on at stockholder meetings, a requirement that only directors may fill a vacancy in our Board of Directors, and the other provisions of our charter and bylaws. Our charter also authorizes our Board of Directors to issue preferred stock, and preferred stock could be issued as a defensive measure in response to a takeover proposal. In addition, pursuant to federal banking regulations, as a general matter, no person or company, acting individually or in concert with others, may acquire more than 10 percent of our common stock without prior approval from our federal banking regulator.

These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock. These provisions could also discourage proxy contests and make it more difficult for holders of our common stock to elect directors other than the candidates nominated by our Board of Directors.

Our business could be negatively affected as a result of actions by activist stockholders.

Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through various corporate actions. In the future we may have disagreements with activist stockholders which could prove disruptive to our operations. Activist stockholders could seek to elect their own candidates to our board of directors or could take other actions intended to challenge our business strategy and corporate governance. Responding to actions by activist stockholders may adversely affect our profitability or business prospects, by diverting the attention of management and our employees from executing our strategic plan. Any perceived uncertainties as to our future direction or strategy arising from activist stockholder initiatives could also cause increased reputational, operational, financial, regulatory and other risks, harm our ability to raise new capital, or adversely affect the market price or increase the volatility of our securities.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired and investors’ views of us could be harmed.

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. We have evaluated and tested our internal controls in order to allow management to report on our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002. If we are not able to meet the requirements of Section 404 in a timely manner or with adequate compliance, we would be required to disclose material weaknesses if they develop or are uncovered and we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could negatively impact the perception of us in the financial market and our business.

In addition, our internal controls may not prevent or detect all errors and fraud. A control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable assurance that the objectives of the control system will be met.

Changes in United States Generally Accepted Accounting Principles (“GAAP”) could adversely affect our financial results and may require significant changes to our internal accounting systems and processes.

We prepare our consolidated financial statements in conformity with GAAP. These principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. The FASB periodically issues new accounting standards on a variety of topics. For information regarding new accounting standards, please refer to Note 1 of Notes to Consolidated Financial Statements under the heading “Recent Accounting Pronouncements.” These and other such standards generally result in different accounting principles, which may significantly impact our reported results or could result in variability of our financial results.

In preparing our financial statements we make certain assumptions, judgments and estimates that affect amounts reported in our consolidated financial statements, which, if not accurate, may significantly impact our financial results.

We make assumptions, judgments and estimates for a number of items, including the fair value of financial instruments, goodwill and other intangible assets, the realizability of deferred tax assets, the fair value of stock awards, the allowances for loan losses, income tax provisions and determination, recognition and measurement of impaired loans. These assumptions, judgments and estimates are drawn from historical experience and various other factors that we believe are reasonable under the circumstances as of the date of the consolidated financial statements. Actual results could differ materially from our estimates, and such differences could significantly impact our financial results.

The recently passed comprehensive tax reform bill could have a material adverse impact on our business, financial condition and results of operations.

The Tax Cuts and Jobs Act could be amended or subject to technical correction, which could change the financial impacts that were recorded at December 31, 2017 and December 31, 2018, or are expected to be recorded in future periods. Additionally, further guidance may be forthcoming from the FASB and SEC, as well as regulations, interpretations and rulings from federal and state tax agencies, which could result in additional impacts, possibly with retroactive effect.

Changes in tax laws could increase our corporate taxes, reduce our deferred tax assets or affect pricing of some of our products.

We are subject to U.S. federal and state taxes. Our provision for income taxes, our recorded tax liabilities and our net deferred tax assets, including any valuation allowances, are recorded based on estimates. These estimates require us to make significant judgments regarding a number of factors, including, among others, the applicability of various federal and state laws, our interpretation of tax laws and the interpretations given to those tax laws by taxing authorities and courts, the timing of future income and deductions, and our expected levels and sources of future taxable income. Additionally, from time to time there are changes to tax laws and interpretations of tax laws that could cause us to revise our estimates of the amount of tax benefits or deductions expected to be available to us in future periods. In such circumstances, any revisions to our prior estimates would be reflected in the period changed and could have a material and adverse effect on our effective tax rate, financial position, results of operations and cash flows.

In addition, the Tax Cuts and Jobs Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018. The Tax Cuts and Jobs Act has impacted and is expected to continue to impact our Company’s operating results, cash flows, and financial condition. There could be additional tax effects or adjustments related to the Tax Cuts and Jobs Act that could materially impact our results of operations and financial condition.

If securities or industry analysts do not publish research or reports about our business, or if they publish negative reports about our business, our stock price and trading volume could decline.

The trading market for our common stock may be influenced by the research and reports that securities or industry analysts publish about us or our business. We do not have control over these analysts. If one or more of the analysts who cover us downgrade our stock or change their opinion of our shares or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

The price of our common stock may fluctuate significantly, and this may make it difficult for you to sell shares of common stock owned by you at times or at prices you find attractive.

The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

●	actual or anticipated quarterly fluctuations in our operating results and financial condition and prospects;

●	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

●	failure to meet analysts’ revenue or earnings estimates;

●	speculation in the press or investment community;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	acquisitions of other banks or financial institutions;

●	actions by institutional stockholders;

●	fluctuations in the stock price and operating results of our competitors;

●	general market conditions and, in particular, developments related to market conditions for the financial services industry;

●	proposed or adopted regulatory changes or developments;

●	anticipated or pending investigations, proceedings, or litigation that involve or affect us;

●	successful management of reputational risk; and

●	domestic and international economic factors, such as interest or foreign exchange rates, stock, commodity, credit, or asset valuations or volatility, unrelated to our performance.

The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility. As a result, the market price of our common stock may be volatile. In addition, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. The trading price of the shares of our common stock and the value of our other securities will depend on many factors, which may change from time to time, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales of our equity or equity related securities, and other factors identified above in “Forward-Looking Statements,” and in this Item 1A — “Risk Factors.” The capital and credit markets can experience volatility and disruption. Such volatility and disruption can reach unprecedented levels, resulting in downward pressure on stock prices and credit availability for certain issuers without regard to their underlying financial strength. A significant decline in our stock price could result in substantial losses for individual stockholders and could lead to costly and disruptive securities litigation.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our main branch office is located in a complex at 125 North Third Avenue, Oakdale, CA 95361, in downtown Oakdale and houses certain administrative offices.  The building has an automated teller machine and onsite parking.  The Company’s Oakdale complex includes the adjacent corporate headquarter building which occupies approximately 20,000 square feet of space. In 2016, our loan production operations expanded into a 15,592 square foot leased building in the adjacent block to the two existing Oakdale buildings.

Property Location and Address	Square Footage	Lease Expiration Date	Lease Extension Options
Oakdale, 125 North Third Ave.	9,600	n/a*	n/a*
Oakdale, 338 East F Street	8,608	n/a*	n/a*
Oakdale, 210 East F Street	15,592	1/2021	No extensions
Sonora, 14890 Mono Way	2,957	n/a*	n/a*
Modesto, 12th & I Street	4,500	3/2021	one, 5-year term extensions
Bridgeport, 166 Main Street	2,875	n/a*	n/a*
Mammoth Lakes, 307 Old Mammoth Road	1,856	n/a*	n/a*
Bishop, 351 North Main Street	3,680	8/2019	one, 5-year term extensions
Modesto, 4120 Dale Road	4,500	3/2021	one, 5-year term extensions
Turlock, 241 West Main St.	7,515	1/2020	one, 5-year term extensions
Patterson, 20 Plaza Circle	2,100	n/a*	n/a*
Escalon, 1910 McHenry Ave.	3,500	4/2021	two, 5-year term extensions
Ripon, 150 North Wilma Ave.	1,800	12/2020	No remaining extensions
Stockton, 2935 West March Lane	8,000	12/2022	two, 5-year term extensions
Modesto, 3508 McHenry Ave.	5,400	n/a*	n/a*
Manteca, 191 W. North Street	2,800	5/2021	one, 5-year term extensions
Tracy, 1034 N. Central Ave.	5,000	7/2024	two, 5-year term extensions
Sonora, 85 Mono Way	4,000	12/2030	two, 5-year term extensions
Sacramento, 455 Capital Mall, Suite 115	3,109	8/2023	two, 5-year term extensions

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Trading Symbol and Holders of Common Stock

Our common stock is traded on the NASDAQ Capital Market under the symbol “OVLY.” On February 26, 2019, there were approximately 402 shareholders of record of the common stock and 8,195,459 outstanding shares of common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2018 with respect to shares of our common stock that are subject to outstanding options issued under the 2008 Equity Plan (the “2008 Equity Plan”), and the number of shares that are authorized to be issued under the Company’s 2018 Equity Plan (the “2018 Equity Plan”). Shares subject to restricted stock awards are not included in the table below.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under 2018 Equity Plan (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders	1,000	$5.74	595,250
Equity Compensation Plans Not Approved by Shareholders	0	0	0
Total	1,000	$5.74	595,250

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of financial condition as of December 31, 2018 and 2017 and results of operations for each of the years in the two-year period ended December 31, 2018 should be read in conjunction with our consolidated financial statements and related notes thereto, included in this report. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” included in this report.

Introduction

Our continued focus on responsible community banking fundamentals and our strong customer relationships have enabled us to increase our market presence through growth in our loan portfolio, which is primarily funded by steady core deposit growth.

As of December 31, 2018, we had approximately $1.1 billion in total assets, $712 million in total gross loans, and $986 million in total deposits.

We believe the following were key indicators of our performance during 2018:

● Total assets increased to $1.09 billion at the end of 2018, an increase of 5.8%, from $1.03 billion at the end of 2017.

● Total deposits increased to $986 million at the end of 2018, an increase of 5.1%, from $939 million at the end of 2017.

● Total net loans increased to $702 million at the end of 2018, an increase of 7.5%, from $653 million at the end of 2017.

● Net interest income increased to $38.6 million in 2018, an increase of $4.4 million or 12.8%, compared to $34.2 million in 2017, mainly as a result of growth of our loan and investment portfolios.

● Provision for loan losses increased by $205,000 to $555,000 in 2018, compared to $350,000 in 2017, mainly due to loan growth as overall credit quality remains strong.

● The ratio of total non-performing loans to total loans decreased to 0.13% at December 31, 2018 from 0.20% at December 31, 2017. Management considers the size of the ratio of non-performing assets to total loans to be low and manageable, and reserves have been taken appropriately.

● Total noninterest income decreased to $4.7 million in 2018, a decrease of 21.2%, from $6.0 million in 2017, which is mainly attributable to merger related settlement payments from professional service providers recorded during 2017.

● Total noninterest expense increased from $24.6 million in 2017 to $27.4 million in 2018, primarily due to one new branch that opened in 2018, two branch relocations in 2018, and increased general operating costs to support our growing loan and deposit portfolios.

● Provision from income taxes decreased by $2.3 million to $3.8 million in 2018, mainly due to the lower federal income tax rate and the $983,000 deferred tax asset re-measurement recorded in December 2017, following the passing of the U.S. Tax Cuts and Jobs Act of 2017.

These items, as well as other factors, contributed to the increase in net income for 2018 to $11.5 million from $9.09 million in 2017, which translates into $1.42 per diluted share in 2018 as compared to $1.13 per diluted share in 2017.

Over the past several years, our network of branches and loan production offices have expanded geographically. We currently maintain seventeen full-service offices. We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as our needs and resources permit.

2019 Outlook

As we begin our strategic business plan for 2019, we remained focused on relationship-based expansion throughout our market area. We will continue to focus on increasing our loan-to-deposit ratio to expand our net interest margin, while attempting to control expenses and credit losses.

The increased market interest rates in recent years has had a positive impact on net interest income mainly due to growth of earning assets and the fact that our balance sheet is slightly asset sensitive. We expect that we will likely not realize the same positive impact if there is a pull-back on the level of interest rate increases in 2019. The potential compression of net interest income and net interest margin would be a likely outcome if interest rates remain static or decline, given that our balance sheet is asset sensitive to interest rate changes primarily due to the number of variable rate loans and a high level of interest-earning cash balances. This could in turn result in further decrease on the yield of earning assets compared to the cost of deposits and other funds, which remain at historic lows which cannot reasonably be further reduced.

Favorable trends in our economy prompted the Federal Reserve Open Market Committee, or FOMC, to increase the target federal funds by 0.25% in 2016, 0.75% in 2017 and 1.00% in 2018. Given our asset sensitive balance sheet, our net interest income will be expected to benefit from interest rate increases, but any such benefit will be proportional to the increase in rates. If we experience an increase in our yield on earnings assets, we could then determine to increase the interest rates we pay on our deposit accounts or change our promotional or other interest rates on new deposits in marketing activation programs to attempt to achieve a certain net interest margin. That said, in light of the current economic environment, if the rates increase is modest, it may not be possible to manage the interest margin in this manner, as competitive pressures may dictate that we increase deposit rates at a faster rate than the earning assets increase, thereby offsetting any gains to the net interest margin. The economies and real estate markets in our primary market areas will continue to be significant determinants of the quality of our assets in future periods and, thus, our results of operations, liquidity and financial condition.

For 2019, management remains focused on the above challenges and opportunities and other factors affecting the business similar to the factors driving the 2018 results as discussed in this section.

Critical Accounting Policies

Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management's most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that effect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions. In addition, GAAP itself may change from one previously acceptable method to another method, although the economics of our transactions would be the same.

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

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired and are carried at fair value or below. Appraisals are done periodically on impaired loans and if required, an allowance is established based on the fair value of collateral less the cost related to liquidation of the collateral. In some circumstances, an impaired loan may be charged off to bring the carrying value to fair value.

Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure, are held-for-sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses, subsequent to foreclosure. Appraisals or evaluations are then done periodically thereafter, charging any additional write-downs or valuation allowances to the appropriate expense accounts.

Net realizable value of the underlying collateral is the fair value of the collateral, less estimated selling costs and any prior liens. Appraisals, recent comparable sales, offers and listing prices are factored in when valuing the collateral. We review and verify the qualifications and licenses of the certified general appraisers used for appraising commercial properties or certified residential appraisers for residential properties. Real estate appraisals may utilize a combination of approaches including replacement cost, sales comparison and the income approach. Comparable sales and income data are analyzed by the appraisers and adjusted to reflect differences between them and the subject property such as type, leasing status and physical condition. When the appraisals are received, management reviews the assumptions and methodology utilized in the appraisal, as well as the overall resulting value in conjunction with independent data sources, such as recent market data and industry-wide statistics. We generally use a 6% discount for selling costs which is applied to all properties, regardless of size. Appraised values may be adjusted to reflect changes in market conditions that have occurred subsequent to the appraisal date, or for revised estimates regarding the timing or cost of the property sale. These adjustments are based on qualitative judgments made by management on a case-by-case basis.

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

The Company files income tax returns in the U.S. federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2014.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a converged standard involving FASB and International Financial Reporting Standards that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount and at a time that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequent updates related to Revenue from Contracts with Customers (Topic 606) are as follows:

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

●      Equity investments, except for those accounted for under the equity method of accounting or those that result in consolidation of the investee, are required to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or a similar investment of the same issuer.

●      This ASU simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment - if impairment exists, this requires measuring the investment at fair value.

●      This ASU eliminates the requirement for public companies to disclose the method(s) and significant assumptions used to estimate the fair value that is currently required to be disclosed for financial instruments measured at amortized cost on the balance sheet.

●      Public companies will be required to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

●      This ASU requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities, including leases classified as operating leases under previous GAAP, on the balance sheet and requiring additional disclosures of key information about leasing arrangements. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, and requires a modified retrospective approach to adoption. Early application of the ASU is permitted. The Company has evaluated the impact to its balance sheet and expects that the gross-up in its balance sheet from recording a right-of-use asset and a lease liability for each lease as a result of adopting this ASU will not be material.

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

Overview

We recorded net income for the year ended December 31, 2018 of $11,537,000 or $1.42 per diluted share compared to $9,094,000 or $1.13 per diluted share for the year ended December 31, 2017. The increase in net income for the year ended December 31, 2018 was primarily due to an increase of $4,388,000 in net interest income, mainly from the growth of our loan and investment portfolios. Non-interest income decreased by $1,264,000 in 2018, mainly as a result of non-recurring merger related settlement payments recorded in 2017. The provision for loan losses increased by $205,000 in 2018 due to loan growth. Non-interest expense increased by $2,813,000 associated with two branch relocations and one de novo branch opened in 2018, in addition to general operating overhead increases to support the growth of our loan and deposit portfolios. The income tax provision decreased by $2,337,000 due to the lower federal income tax rate in 2018 and a $983,000 deferred tax asset adjustment in 2017 related to the U.S. Tax Cuts and Jobs Act of 2017.

Highlights of the financial results are presented in the following table:

	As of and for the years ended December 31,
(Dollars in thousands, except per share data)	2018	2017	2016
For the period:
Net income available to common shareholders	$11,537	9,094	$7,665
Net income per common share:
Basic	$1.43	1.13	$0.95
Diluted	$1.42	1.13	$0.95
Return on average common equity	12.26%	10.41%	9.43%
Return on average assets	1.08%	0.91%	0.83%
Common stock dividend payout ratio of earnings during the period	18.31%	22.23%	25.31%
Efficiency ratio	61.37%	60.66%	63.13%
At period end:
Book value per common share	$18.30	11.21	$10.19
Total assets	$1,094,887	1,034,852	$1,002,110
Total gross loans	$711,902	662,544	$610,949
Total deposits	$986,495	938,882	$914,093
Net loan-to-deposit ratio	71.18%	69.55%	65.76%

Net Interest Income and Net Interest Margin

Our primary source of revenue is net interest income, which is the difference between interest and fees derived from earning assets and interest paid on liabilities obtained to fund those assets. Our net interest income is affected by changes in the level and mix of interest-earning assets and interest- bearing liabilities, referred to as volume changes. Our net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on our loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. Those factors are, in turn, affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the actions of the Federal Reserve Board.

For a detailed analysis of interest income and interest expense, see the “Average Balance Sheets” and the “Rate/Volume Analysis” below.

	Distribution, Yield and Rate Analysis of Net Income
	For the Years Ended December 31,
(Dollars in Thousands)	2018			2017
	Average Balance	Interest Income/ Expense	Avg Rate/ Yield	Average Balance	Interest Income/ Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$657,896	$31,777	4.83%	$624,447	$29,227	4.68%
Securities of U.S. government agencies	17,933	210	1.17%	15,289	196	1.28%
Other investment securities (2)	184,588	6,033	3.27%	156,310	5,410	3.46%
Federal funds sold	10,173	191	1.88%	8,997	100	1.11%
Interest-earning deposits	137,590	2,646	1.92%	134,411	1,513	1.13%
Total interest-earning assets	1,008,180	40,857	4.05%	939,454	36,446	3.88%
Total noninterest earning assets	59,303			62,460
Total Assets	$1,067,483			$1,001,914
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-Earning DDA	238,829	517	0.22%	200,942	292	0.15%
Money market deposits	288,454	913	0.32%	289,155	553	0.19%
Savings deposits	74,317	35	0.05%	69,348	51	0.07%
Time certificates over $250,000	18,725	68	0.36%	20,273	74	0.37%
Other time deposits	26,845	73	0.27%	31,877	95	0.30%
Total interest-bearing liabilities	647,170	1,606	0.25%	611,595	1,065	0.17%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	320,810			297,364
Other liabilities	5,385			5,566
Total noninterest-bearing liabilities	326,195			302,930
Shareholders' equity	94,118			87,389
Total liabilities and shareholders' equity	$1,067,483			$1,001,914
Net interest income		$39,251			$35,381
Net interest spread (3)			3.80%			3.71%
Net interest margin (4)			3.89%			3.77%

(1)	Loan fees have been included in the calculation of interest income.
(2)	Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents (FTE), based on a federal marginal tax rate of 21.0% in 2018 and 34% in 2017.
(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(4)	Represents net interest income as a percentage of average interest-earning assets.

Net interest income, on a fully tax equivalent basis (“FTE”), increased $3,870,000 or 10.9% to $39,251,000 for the year ended December 31, 2018, compared to $35,381,000 in 2017. Net interest spread and net interest margin were 3.80% and 3.89%, respectively, for the year ended December 31, 2018, compared to 3.71% and 3.77%, respectively, for the year ended December 31, 2017. This upward trend is mainly due to the increase in earning asset yield as described below.

Our earning asset yield increased 17 basis points in 2018 compared to 2017. The yield on loans recognized an increase of 15 basis points for 2018 compared to 2017, which was primarily due to loan repricing of variable rate loans, higher rate indexes on new loans and an increase in loan fees. The increase in loan yield was complemented by growth in the loan and investment portfolio average balances of $33,449,000 and $30,922,000, respectively, in 2018 as compared to 2017. Lastly, the recent Federal Reserve interest rate hikes have had a positive impact to our earning asset yield given the large interest-earning cash balances we hold.

The cost of funds on interest-bearing liabilities increased slightly to 0.25% in 2018 compared to 0.17% in 2017 as our excess liquidity has allowed us to keep deposit rates low on a relative basis. Average non-interest-bearing demand deposit balances increased by $23,446,000 in 2018 compared to 2017, which contributed in maintaining our low cost of funds.

In spite of the interest margin expansion the Company has recognized over recent years, there are certain factors that have limited net interest margin expansion and could possibly result in in net interest margin compression if rates were to fall, which include: 1) deposit interest rates remain at historic lows from which they cannot reasonably be further reduced, 2) competition in the lending market restrict significant increases in new loan rates, and 3) deposit growth has out-paced loan growth in recent years resulting in higher interest-bearing cash balances, which yielded approximately 1.92% on average during 2018.

Changes in volume resulted in an increase in net interest income (on a FTE basis) of $2,591,000 for the year of 2018 compared to the year 2017, and changes in interest rates and the mix resulted in an increase in net interest income (on a FTE basis) of $1,279,000 for the year 2018 versus the year 2017. Management closely monitors both total net interest income and the net interest margin.

Market rates are in part based on the FOMC target Federal funds interest rate (the interest rate banks charge each other for short-term borrowings).  The change in the Federal funds sold rates is the result of target rate changes implemented by the FOMC.  In 2008, there were seven downward adjustments to the target rate totaling 325 basis points, bringing the target interest rate to a historic low with a range of 0% to 0.25% where it remained until December 2015 when the FOMC increased by 0.25% to a range of 0.25% to 0.50%. The FOMC increased the Federal funds rate again in December 2016 by 0.25% to a range of 0.50% to 0.75%. In 2017, the FOMC increased the Federal funds rate by 0.25% on three occasions resulting in a range of 1.25% to 1.50% as of December 31, 2017. In 2018, the FOMC increased the Federal funds rate by 0.25% on four occasions resulting in a range of 2.25% to 2.50% as of December 31, 2018.

Rate/Volume Analysis

The following table below sets forth certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in average volume multiplied by old rate); and (ii) changes in rates (change in rate multiplied by old average volume). Changes in rate/volume (change in rate multiplied by the change in volume) have been allocated to the changes due to volume and rate in proportion to the absolute value of the changes due to volume and rate prior to the allocation.

	For the Year Ended December 31,			For the Year Ended December 31,
(Dollars in Thousands)	2018 vs. 2017			2017 vs. 2016
	Increases (Decreases)			Increases (Decreases)
	Due to Change In			Due to Change In

	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Net loans (1)	$1,566	$984	$2,550	$2,191	$(446)	$1,745
Securities of U.S. government agencies	34	(20)	14	104	16	120
Other Investment securities	979	(356)	623	591	(252)	339
Federal funds sold	13	78	91	10	55	65
Interest-earning deposits	36	1,097	1,133	62	784	846
Total interest income	2,628	1,783	4,411	2,958	157	3,115
Interest expense:
Interest-Earning DDA	$55	$170	$225	$26	$105	$131
Money market deposits	(1)	361	360	2	235	237
Savings deposits	4	(20)	(16)	(8)	(58)	(66)
Time certificates over $250,000	(6)	0	(6)	2	9	11
Other time deposits	(15)	(7)	(22)	(5)	(7)	(12)
Total interest expense	37	504	541	17	284	301
Change in net interest income	$2,591	$1,279	$3,870	$2,941	$(127)	$2,814

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

The Company recorded a provision for loan losses of $555,000 during the year ended December 31, 2018 mainly to provide an adequate loan loss reserve for the new loan funding, as compared to provisions of $350,000 for the year ended December 31, 2017. Nonperforming loans were $920,000 at December 31, 2018 and $1,311,000 at December 31, 2017, or 0.13% and 0.20%, respectively, of total loans. Nonperforming loans are primarily in nonperforming real estate construction and development loans. The allowance for loan losses was $8,685,000 and $8,166,000 at December 31, 2018 and 2017, or 1.22% and 1.23%, respectively, of total loans. The decrease in the allowance for loan losses as a percentage of total loans is due to the decrease in non-accrual loans and noted trends in improved credit quality. The continued credit quality improvement has resulted in relatively low net charge-off totals of $36,000 in 2018 and $16,000 in 2017.

The Company will continue to monitor the adequacy of the allowance for loan losses and make additions to the allowance in accordance with the analysis referred to above. Because of uncertainties inherent in estimating the appropriate level of the allowance for loan losses, actual results may differ from management’s estimate of credit losses and the related allowance.

Noninterest Income

The following table sets forth a summary of noninterest income for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2018		2017
	(Amount)	(%)	(Amount)	(%)
Service charges on deposit accounts	$1,549	32.9%	$1,424	23.8%
Debit card transaction fee income	1,185	25.1%	1,104	18.5%
Earnings on cash surrender value of life insurance	511	10.8%	514	8.6%
Mortgage commissions	110	2.3%	168	2.8%
Gains on called/sold securities	81	1.7%	395	6.6%
Gain on sale of OREO	193	4.1%	211	3.5%
Other income	1,083	23.0%	2,160	36.1%
Total	$4,712	100.0%	$5,976	100.0%

Average assets	$1,067,483		$1,001,914
Noninterest income as a % of average assets		0.4%		0.6%

Noninterest income was $4,712,000 for the year ended December 31, 2018, compared to $5,976,000 for the year 2017. Service charge income and debit card transaction fee income increased to $1,549,000 and $1,185,000, respectively, for the year 2018 compared to $1,424,000 and $1,104,000 for the year 2017, as a result of the increase in the aggregate number of transaction deposit accounts and corresponding service fee income. Earnings on cash surrender value of life insurance and gains recognized a decrease of $3,000 in 2018 compared to 2017, due to a slight yield variance. Mortgage commissions have decreased by $58,000 for the year 2018, as compared to 2017, as a result of the decreased demand for home purchases and refinancing. Gains on called and sold securities decreased from $395,000 in 2017 to $81,000 in 2018, mainly from one security that was called during the first quarter of 2017. There was one sale of an OREO property in 2017 and 2018, which resulted in a gain of $193,000 for 2018 as compared to $211,000 for 2017. In 2018, other income decreased by $1,077,000, which was attributable to merger related settlement payments of $938,000 from professional service providers, and a $108,000 gain on sale of a fixed asset property that was recorded in 2017. The Company continues to evaluate its deposit product offerings with the intention of continuing to expand its offerings to the consumer and business depositors.

Noninterest Expense

The following table sets forth a summary of noninterest expenses for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2018		2017
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$16,287	59.5%	$14,110	57.4%
Occupancy expenses	3,631	13.3%	3,346	13.6%
Data processing fees	1,707	6.2%	1,560	6.4%
Regulatory assessments (FDIC & DBO)	440	1.6%	492	2.0%
Other operating expenses	5,313	19.4%	5,057	20.6%
Total	$27,378	100.0%	$24,565	100.0%

Average assets	$1,067,483		$1,001,914
Noninterest expenses as a % of average assets		2.6%		2.5%

Noninterest expense was $27,378,000 for the year ended December 31, 2018, an increase of $2,813,000 or 11.5% compared to $24,565,000 for the year ended 2017. Salaries and employee benefits increased by $2,177,000 in 2018 to $16,287,000 compared to the prior year. Due to the new Sacramento branch and to support loan and deposit growth, we increased our full-time equivalent staff by eleven as of December 31, 2018 compared to last year, which resulted in increased salary expense and group medical insurance benefits.

Occupancy expense realized an increase of $285,000 in 2018 compared to the prior year, primarily from rent and other overhead expenses. The 2018 total includes rent from the new Sacramento branch and a non-recurring charge of $85,000 for the remaining lease obligation on our vacated Turlock branch, which was relocated during the second quarter of 2018.

Data processing costs increased in 2018 over 2017 by $147,000, primarily due to servicing costs on the growing number of loan and deposit accounts. Other operating expenses increased in 2018 by $256,000 compared to 2017, due to various operating expense increases that were necessary to support the growing loan and deposit portfolios.

FDIC and DBO regulatory assessments decreased by $52,000 to $440,000 in 2018 compared to $492,000 in 2017. The initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC and our risk profile was stable during 2017 and 2018, with a slight improvement for both years in asset quality metrics that are included in the risk profile. The result was a reduction in our assessment rate in 2018; however, we expect this will be offset by deposit growth in 2019. The decrease to our recorded expense in 2018 was despite the higher deposit balances in 2018, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis.

Other operating expenses increased by $256,000 or 5.1% to $5,313,000 in 2018, primarily as a result of various general operating expense increases required to support our growing business portfolios and compliance mandates, some of which included telephone and data communications, provision for losses on undisbursed loan commitments, audit expenses and director expenses.

Management anticipates that noninterest expense will continue to increase as we continue to grow, and management believes the Company’s administration as currently set up is scalable to handle future deposit growth.  However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Provision for Income Taxes

We reported a provision for income taxes of $3,810,000 and $6,147,000 for the years 2018 and 2017, respectively. The effective income tax rate on income from continuing operations was 24.8% for the year ended December 31, 2018 compared to 40.3% for the year 2017. Included in the 2017 tax provision is the deferred tax asset re-measurement adjustment of $983,000 related to the U.S. Tax Cut and Jobs Act of 2017, which lowered the corporate federal income tax rate to 21% for the 2018 tax year. Excluding this adjustment, the effective tax rate on core operations would have been 33.9% in 2017. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans).

Financial Condition

The Company’s total assets were $1,094,887,000 at December 31, 2018 compared to $1,034,852,000 at December 31, 2017, an increase of $60,077,000 or 5.8%. Net loans increased $49,231,000, investments increased $27,458,000, bank premises and equipment increased $459,000, interest receivable and other assets increased $5,813,000, while cash and cash equivalents decreased $23,028,000 for the year ended December 31, 2018 as compared to December 31, 2017.

Loans gross of the allowance for loan losses and deferred fees were $711,902,000 at December 31, 2018, compared to $662,544,000 at December 31, 2017, an increase of $49,358,000 or 7.5%. The increase was primarily due to an increase of $37,369,000 or 7.2% in commercial real estate loans, an increase of $12,642,000 or 18.2% in commercial and industrial loans, a decrease of $795,000 or 2.1% in consumer loans and consumer residential loans and an increase of $142,000 or 0.4% in agriculture loans. The composition of the loan portfolio categories remained relatively unchanged as a percentage of total loans, with commercial real estate comprising 78% of the loan portfolio at December 31, 2018 and 2017.

Deposits increased $47,613,000 or 5.1% to $986,495,000 at December 31, 2018 compared to $938,882,000 at December 31, 2017. Money Market and Time Deposits decreased by $7,576,000 and $7,215,000, respectively, while Demand and Savings increased by $55,119,000 and $7,285,000, respectively, as of December 31, 2018 as compared to December 31, 2017.

There were no short-term borrowing or long-term debt outstanding balances at December 31, 2018 and 2017. The Company uses short-term borrowings, primarily short-term FHLB advances, to fund short-term liquidity needs and manage net interest margin.

Equity increased $8,271,000 or 9.1% to $99,038,000 at December 31, 2018, compared to $90,767,000 at December 31, 2017.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of December 31, 2018, and 2017, we had $9,720,000 and $6,205,000, respectively, in federal funds sold.

Investment Securities

Management of our investment securities portfolio focuses on providing an adequate level of liquidity and establishing an interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk. Investment securities that we intend to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as either available-for-sale or equity securities. Currently, all of our investment securities are classified as available-for-sale, except for one mutual fund classified as an equity security.

The fair value of the equity security was $3,106,000 and $3,112,000 at December 31, 2018 and December 31, 2017, respectively. Consistent with ASU 2016-01, equity securities are carried at fair value with the changes in fair value recognized in the consolidated statement of income. Accordingly, the Company recognized an unrealized loss of $90,000 during the year ended December 31, 2018.

Our available for sale investment securities holdings increased by $27,464,000 or 15.3%, to $206,712,000 at December 31, 2018, compared to holdings of $179,248,000 at December 31, 2017. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income.

Total investment securities as a percentage of total assets increased to 19.2% as of December 31, 2018 compared to 17.6% at December 31, 2017. As of December 31, 2018, $118,771,000 of the investment securities were pledged to secure public deposits.

As of December 31, 2018, the total unrealized loss on debt securities that were in a loss position for less than 12 continuous months was $765,000 with an aggregate fair value of $62,617,000. The total unrealized loss on debt securities that were in a loss position for greater than 12 continuous months was $1,586,000 with an aggregate fair value of $57,672,000.

The following table summarizes the book value and fair value and distribution of our debt investment securities, which does not include equity securities, as of the dates indicated:

Debt Investment Securities Portfolio

	December 31, 2018		December 31, 2017		December 31, 2016
	Amortized	Market	Amortized	Market	Amortized	Market
Dollars in Thousands	Cost	Value	Cost	Value	Cost	Value
Available-for-Sale:
U.S. agencies	$44,474	$44,106	$29,741	$29,972	$27,879	$28,286
Collateralized mortgage obligations	2,071	2,012	2,628	2,593	4,159	4,109
Municipal securities	92,257	93,237	91,201	93,067	77,957	78,329
SBA pools	8,707	8,673	11,818	11,850	7,219	7,168
Corporate debt	21,426	20,587	19,358	18,789	21,349	20,563
Asset backed securities	38,395	38,097	22,866	22,977	18,888	18,819
Total debt securities	$207,330	$206,712	$177,612	$179,248	$157,451	$157,274

At December 31, 2018, thirty-four municipalities, eleven U.S. agencies, nine corporate debts, four Small Business Administration pools, three collateralized mortgage obligations and two asset-backed securities make up the total debt securities in an unrealized loss position for greater than 12 months. At December 31, 2018, eighteen U.S. agencies, fourteen municipalities, twelve asset-backed securities, three SBA pools, two corporate debts, one collateralized mortgage obligation make up the total debt securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and the volatility of the security’s fair value. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes, and the Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security. As of December 31, 2018, we did not have any investment securities that constituted 10% or more of the stockholders’ equity of any third-party issuer.

The following table summarizes the maturity and repricing schedule of our debt investment securities, which does not include equity securities, at their amortized cost and their weighted average yields at December 31, 2018:

Debt Investment Maturities and Repricing Schedule

(Dollars in Thousands)	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale:
U.S. agencies	$10,199	1.02%	$2,885	3.16%	$5,442	3.12%	$25,948	2.68%	$44,474	2.38%
Collateralized mortgage obligations	0	0.00%	0	0.00%	0	0.00%	2,071	2.67%	2,071	2.67%
Municipalities	20,749	3.08%	47,288	3.09%	21,150	4.00%	3,070	4.93%	92,257	3.36%
SBA pools	0	0.00%	0	0.00%	3,215	4.16%	5,492	3.92%	8,707	4.01%
Corporate debt	6,024	3.06%	4,844	3.67%	10,558	3.08%	0	0.00%	21,426	3.21%
Asset backed securities	0	0.00%	0	0.00%	6,042	4.08%	32,353	3.82%	38,395	3.86%
Total debt securities	$36,972	2.51%	$55,017	3.15%	$46,407	3.71%	$68,934	3.41%	$207,330	3.25%

Yields in the above table have been adjusted to a fully tax equivalent basis. Securities are reported at the earliest possible call, repricing or maturity date.

Loans

The following table sets forth the amount of total loans outstanding (including unearned income) and the percentage distributions in each category, as of the dates indicated.

(Dollars in Thousands)	YEARS ENDED DECEMBER 31,
	2018	2017	2016	2015	2014
Commercial real estate	$554,519	$517,150	$478,855	$423,047	$358,398
Commercial and industrial	82,252	69,610	64,201	63,776	54,051
Consumer	1,314	689	767	774	805
Consumer residential	35,741	37,161	38,672	32,588	25,464
Agriculture	38,076	37,934	28,454	20,847	15,753
Unearned income	(997)	(1,389)	(2,013)	(3,282)	(446)
Total Loans, net of unearned income	$710,905	$661,155	$608,936	$537,750	$454,025

Participation loans sold and serviced by the Bank	22,119	19,722	21,348	19,848	16,243

Commercial real estate	78.0%	78.2%	78.6%	78.7%	78.9%
Commercial and industrial	11.6%	10.5%	10.5%	11.9%	11.9%
Consumer	0.2%	0.1%	0.1%	0.1%	0.2%
Consumer residential	5.0%	5.6%	6.4%	6.1%	5.6%
Agriculture	5.4%	5.7%	4.7%	3.9%	3.5%
Unearned income	-0.1%	-0.2%	-0.3%	-0.6%	-0.1%
Total Loans, net of unearned income	100.0%	100.0%	100.0%	100.0%	100.0%

Commercial real estate loans increased $37,369,000 in 2018 as compared to 2017, due to the increased demand by qualified borrowers in our serving area. Of the commercial real estate loans at December 31, 2018, 60% are non-owner occupied and 40% are owner occupied. Our commercial real estate loan portfolio is weighted towards term loans for which the primary source of repayment is cash flow from net operating income of the real estate property.

Commercial and industrial loans increased $12,642,000 in 2018 as compared to 2017. We have historically targeted well-established local businesses with strong guarantors that have proven to be resilient in periods of economic stress.

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

The following table summarizes our commercial real estate loan portfolio by the geographic location in which the property is located as of December 31, 2018 and 2017:

Commercial Real Estate Loans Outstanding by Geographic Location

(Dollars in Thousands)	December 31, 2018		December 31, 2017
Commercial real estate loans by geographic location (County)	Amount	% of Commercial Real Estate Loans	Amount	% of Commercial Real Estate Loans
Stanislaus	$157,945	28.5%	$173,479	33.5%
San Joaquin	122,900	22.2%	90,275	17.5%
Sacramento	42,312	7.6%	20,501	4.0%
Tuolumne	34,515	6.2%	33,648	6.5%
Fresno	31,256	5.6%	35,711	6.9%
Merced	16,458	3.0%	17,276	3.3%
Contra Costa	14,381	2.6%	10,373	2.0%
Marin	12,233	2.2%	12,658	2.4%
Madera	9,517	1.7%	9,766	1.9%
Santa Clara	9,443	1.7%	2,784	0.5%
Calaveras	9,089	1.6%	8,399	1.6%
Sonoma	8,155	1.5%	8,544	1.7%
San Luis Obispo	7,628	1.4%	11,424	2.2%
Inyo	6,802	1.2%	7,176	1.4%
Alameda	5,626	1.0%	6,675	1.3%
San Francisco	5,405	1.0%	5,521	1.1%
Solano	5,363	1.0%	5,311	1.0%
Mono	5,113	0.9%	6,529	1.3%
Butte	4,424	0.8%	4,162	0.8%
Other	45,954	8.3%	46,938	9.1%
Total	$554,519	100.0%	$517,150	100.0%

Construction and land loans are classified as commercial real estate loans and decreased $10.1 million in 2018 as compared to 2017.  The table below shows an analysis of construction loans by type and location. Non-owner-occupied land loans of $11.0 million at December 31, 2018 included loans for lands specified for commercial development of $6.6 million and for residential development of $4.4 million, the majority of which are located in Stanislaus County.

Construction and Land Loans Outstanding by Type and Geographic Location

(Dollars in Thousands)	December 31, 2018		December 31, 2017
Construction and land loans by type	Amount	% of Construction and Land Loans	Amount	% of Construction and Land Loans
Single family non-owner-occupied	$2,276	7.3%	$1,040	2.5%
Single family owner-occupied	2,169	6.9%	1,039	2.5%
Commercial non-owner-occupied	9,328	29.9%	20,989	50.8%
Commercial owner-occupied	6,490	20.8%	8,197	19.8%
Land non-owner-occupied	10,951	35.1%	10,072	24.4%
Total	$31,214	100.0%	$41,337	100.0%

Construction and land loans by geographic location (County)	Amount	% of Construction and Land Loans	Amount	% of Construction and Land Loans
San Joaquin	$10,653	34.1%	$4,994	12.1%
Stanislaus	6,034	19.3%	4,954	12.0%
Tuolumne	3,069	9.8%	1,395	3.4%
Shasta	2,033	6.5%	1,222	2.9%
Sacramento	1,728	5.5%	600	1.4%
Calaveras	1,640	5.3%	402	1.0%
Los Angeles	1,600	5.1%	3,687	8.9%
Contra Costa	1,151	3.7%	975	2.3%
Mono	932	3.0%	1,767	4.3%
Fresno	840	2.7%	9,782	23.7%
San Mateo	442	1.4%	1,940	4.7%
Inyo	13	0.1%	39	0.1%
Placer	0	0.0%	6,804	16.5%
Solano	0	0.0%	1,505	3.6%
Monterey	0	0.0%	898	2.2%
Other	1,079	3.5%	373	0.9%
Total	$31,214	100.000%	$41,337	100.0%

Loan Maturities

The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio, as of December 31, 2018. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The large majority of the variable rate loans are tied to independent indices (such as the Wall Street Journal prime rate or a Treasury Constant Maturity Rate). Substantially all loans with an original term of more than five years have provisions for the fixed rates to reset, or convert to a variable rate, after one, three or five years and are therefore classified as a variable rate loan in the table below.

	Loan Maturities and Repricing Schedule At December 31, 2018
	Within One Year	After One but Within Five Years	After Five Years	Total

Commercial real estate	$101,777	$279,086	$173,656	$554,519
Commercial & industrial	42,625	24,548	15,079	82,252
Consumer	822	430	62	1,314
Consumer residential	3,770	9,464	22,507	35,741
Agriculture	34,876	3,200	0	38,076
Unearned income	(261)	(448)	(287)	(996)
Total loans, net of unearned income	$183,610	$316,280	$211,015	$710,905

Loans with variable (floating) interest rates	$155,778	$244,263	$89,235	$489,276
Loans with predetermined (fixed) interest rates	$27,833	$72,018	$121,780	$221,631

The majority of the properties taken as collateral are located in Northern California. We employ strict guidelines regarding the use of collateral located in less familiar market areas. Positive trends in Northern California real estate values, the low loan-to-value ratios in our commercial real estate portfolio, and the high percentage of owner-occupied properties further solidify our credit quality position.

Nonperforming Assets

Financial institutions generally have a certain level of exposure to credit quality risk and could potentially receive less than a full return of principal and interest if a debtor becomes unable or unwilling to repay. Since loans are the most significant assets of the Company and generate the largest portion of its revenues, the Company's management of credit quality risk is focused primarily on loan quality. Banks have generally suffered their most severe earnings declines due to customers' inability to generate sufficient cash flow to service their debts and/or downturns in national and regional economies which have brought about declines in overall property values. In addition, certain debt securities that the Company may purchase have the potential of declining in value if the obligor's financial capacity to repay deteriorates.

Nonperforming assets consist of loans on non-accrual status, loans 90 days or more past due and still accruing interest, loans restructured, where the terms of repayment have been renegotiated resulting in a reduction or deferral of interest or principal and OREO.

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

The Company had nonperforming loans of $0.9 million at December 31, 2018, as compared to $1.31 million at December 31, 2017, $3.04 million at December 31, 2016, $5.82 million at December 31, 2015 and $4.70 million at December 31, 2014. The ratio of nonperforming loans over total loans was 0.13%, 0.20%, 0.50%, 1.07% and 1.03% at December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

In addition, the Company held one OREO property as of December 31, 2018, a residential land property that was acquired through foreclosure that was written down to a zero balance because the public utilities have not been obtainable, thereby rendering these land lots unmarketable at this time. The Company held two OREO properties with outstanding balances of approximately $253,000 as of December 31, 2017, three OREO properties with outstanding balances of approximately $1,210,000 as of December 31, 2016, five OREO properties with outstanding balances of approximately $2,066,000 as of December 31, 2015 and held three properties with balances of approximately $884,000 as of December 31, 2014.

Management believes that the reserve provided for nonperforming loans, together with the tangible collateral, were adequate as of December 31, 2018. See “Allowance for Loan Losses” below for further discussion. Except as disclosed above, as of December 31, 2018, management was not aware of any material credit problems of borrowers that would cause it to have serious doubts about the ability of a borrower to comply with the present loan payment terms. However, no assurance can be given that credit problems may exist that may not have been brought to the attention of management, or that credit problems may not arise in the future.

The following table provides information with respect to the components of our nonperforming assets as of the dates indicated. (The figures in the table are net of the portion guaranteed by the U.S. Government):

(Dollars in Thousands)	At December 31,
	2018	2017	2016	2015	2014
Nonaccrual loans(1)
Commercial real estate	$906	$993	$2,715	$2,790	$4,363
Commercial and industrial	0	302	306	322	337
Consumer	0	0	0	0	0
Consumer residential	14	16	16	0	0
Agriculture	0	0	0	2704	0
Total	$920	$1,311	$3,037	$5,816	$4,700

Loans 90 days or more past due and still accruing (as to principal or interest):
Commercial real estate	$0	$0	$0	$0	$0
Commercial and industrial	0	0	0	0	0
Consumer	0	0	0	0	0
Consumer residential	0	0	0	0	0
Agriculture	0	0	0	0	0
Total	0	0	0	0	0

Total nonperforming loans	920	1,311	3,037	5,816	4,700

Other real estate owned	0	253	1,210	2,066	884
Total nonperforming assets	$920	$1,564	$4,247	$7,882	$5,584

Accruing restructured loans (2)
Commercial real estate	$0	$0	$0	$0	$0
Commercial and industrial	0	0	0	0	0
Consumer	0	0	0	0	0
Consumer residential	0	0	0	0	0
Agriculture	0	0	0	0	0
Total	0	0	0	0	0

Total impaired loans	$920	$1,311	$3,037	$5,816	$4,700

Nonperforming loans as a percentage of total loans	0.20%	0.20%	0.50%	1.07%	1.03%
Nonperforming assets as a percentage of total loans and other real estate owned	0.24%	0.24%	0.69%	1.45%	1.23%
Allowance for loan losses as a percentage of nonperforming loans	622.88%	622.88%	257.89%	126.48%	160.30%

(1) During the fiscal year ended December 31, 2018 and 2017, no interest income related to these loans was included in net income while on nonaccrual status. Additional interest income of approximately $68,000 and $114,000 would have been recorded during the year ended December 31, 2018 and 2017, respectively, if these loans had been paid in accordance with their original terms.

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

Historically, over the past five years, the economic recovery has had a positive impact on the financial stability of our borrowers resulting in improvements in credit quality of our loan portfolio which has allowed us to reduce the reserve for loan losses. In 2018, we have continued to benefit from the improved credit quality but due to strong loan growth, we recognized an increase of $519,000 in the allowance for loan losses to $8,685,000 at December 31, 2018, as compared with $8,166,000 at December 31, 2017. Such allowances were $7,832,000, $7,356,000 and $7,534,000 at December 31, 2016, 2015 and 2014, respectively. In 2018, the allowance for loan losses as a percentage of total loans decreased corresponding to our improved credit quality and loan growth, as reflected in the ratios of 1.22%, 1.23%, 1.28%, 1.36% and 1.66%, at the end of 2018, 2017, 2016, 2015 and 2014, respectively. The decrease at the end of 2015, and to a lesser degree in 2016 and 2017, is due in part to the acquisition of $42,831,000 in loans from a business combination which are recorded at fair value and therefore do not require a loan loss reserve. Based on the current conditions of the loan portfolio, management believes that the $8,685,000 allowance for loan losses at December 31, 2018 is adequate to absorb losses inherent in our loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

Diversification, low loan-to-values, strong credit quality and enhanced credit monitoring contribute to a reduction in the portfolio’s overall risk and help to offset the economic risk. The impact of the economic environment will continue to be monitored, and adjustments to the provision for loan loss will be made accordingly. During 2018, the Company recognized net loan charge-offs of $36,000 as compared to $16,000, $8,000 and $53,000 in 2017, 2016 and 2015, respectively. In 2014, we recorded net loan recoveries of $1,752,000, primarily from one loan for which we received a net settlement of $2,923,000, resulting in a recovery of $1,877,000.

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

As of December 31, 2018, our allowance for loan losses consisted of amounts allocated to three phases of our methodology for assessing loan loss allowances, as follows (see details of methodology for assessing allowance for loan losses in the section entitled “Critical Accounting Policies”):

(Dollars in Thousands)	Years Ended December 31,
Phase of Methodology	2018	2017	2016
Specific review of individual loans	$680	$680	$680
Review of portfolio based on loss trends and current economic climate	5,051	4,780	4,543
Review of portfolio based on inherent risk and other subjective factors	2,954	2,706	2,609
	$8,685	$8,166	$7,832

The Components of the Allowance for Loan Losses

As stated previously in "Critical Accounting Policies," the overall allowance consists of a specific allowance for individually identified impaired loans, an allowance factor for categories of credits with similar characteristics and trends, and an allowance for changing environmental factors.

The first component, the specific allowance, results from the analysis of identified problem credits and the evaluation of sources of repayment including collateral, as applicable. Through management's ongoing loan grading process, individual loans are identified that have conditions that indicate the borrower may be unable to pay all amounts due under the contractual terms. These loans are evaluated individually by management and specified allowances for loan losses are established when the discounted cash flows of future payments or collateral value of collateral-dependent loans are lower than the recorded investment in the loan. Generally, with problem credits that are collateral-dependent, we obtain appraisals of the collateral at least annually. We may obtain appraisals more frequently if we believe the collateral value is subject to market volatility, if a specific event has occurred to the collateral (e.g. tentative map has been filed), or if we believe foreclosure is imminent.  Impaired loan balances decreased from $1,311,000 at December 31, 2017 to $920,000 at December 31, 2018.  The specific allowance totaled $680,000 at December 31, 2018 and 2017, as we charge off substantially all of our estimated losses related to specifically identified impaired loans as the losses are identified.

The second component, the allowance factor, is an estimate of the probable inherent losses in each loan pool stratified by major categories or loans with similar characteristics in our loan portfolio. This analysis encompasses segmenting and reviewing historical losses, loan grades by pool and current general economic and business conditions. Confirmation of the quality of our grading process is obtained by independent reviews conducted by consultants specifically hired for this purpose and by various bank regulatory agencies. This analysis covers our entire loan portfolio but excludes any loans that were analyzed individually for specific allowances as discussed above. There are limitations to any credit risk grading process. The number of loans makes it impractical to review every loan every quarter. Therefore, it is possible that in the future, some currently performing loans not recently graded will not be as strong as their last grading and an insufficient portion of the allowance will have been allocated to them. Grading and loan review often must be done without knowing whether all relevant facts are at hand. Troubled borrowers may deliberately or inadvertently omit important information from reports or conversations with lending officers regarding their financial condition and the diminished strength of repayment sources.

The total amount allocated for the second component is determined by applying loss estimation factors based on loss history to outstanding loans. At December 31, 2018 and 2017, the allowance allocated by categories of credits totaled $5.1 million and $4.8 million, respectively.

The third component of the allowance for loan losses is an economic and qualitative component that is intended to absorb losses caused by portfolio trends, concentration of credit, growth, and economic trends, as stated previously in "Critical Accounting Policies". At December 31, 2018 and 2017, the general valuation allowance, including the economic component, totaled $3.0 million and $2.7 million, respectively. While published economic data indicates that the current economic recovery cycle is approaching 10 years, which would be the longest in U.S history, it is uncertain that the recovery cycle will continue for any definite period of time. In response to this, we have been proactive in evaluating reserve percentages for economic and other qualitative loss factors used to determine the adequacy of the allowance for loan losses. The increase to the third component of the allowance for loan losses reflected such evaluation.

The table below summarizes, for the periods indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for loan losses:

Allowance for Loan Losses

(Dollars in thousands)	2018	2017	2016	2015	2014
Balances:
Average total loans outstanding during period	$657,896	$624,447	$578,339	$466,509	$430,448
Total loans outstanding at end of period	$711,902	$662,544	$610,949	$541,032	$454,471
Allowance for loan losses:
Balances at beginning of period	$8,166	$7,832	$7,356	$7,534	$7,659

Actual charge-offs:
Commercial real estate	0	0	0	0	103
Commercial and Industrial	0	0	0	32	0
Consumer	29	30	18	30	40
Consumer Residential	17	0	0	0	0
Agriculture	0	0	0	0	0
Total charge-offs	46	30	18	62	143

Recoveries on loans previously charged off:
Commercial real estate	0	0	4	5	1,882
Commercial and Industrial	0	0	0	0	0
Consumer	8	13	5	4	2
Consumer Residential	2	1	1	0	11
Agriculture	0	0	0	0	0
Total recoveries	10	14	10	9	1,895

Net loan charge-offs (recoveries)	36	16	8	53	(1,752)

Provision (reversal) for loan losses	555	350	484	(125)	(1,877)

Balance at end of period	$8,685	$8,166	$7,832	$7,356	$7,534

Ratios:
Net loan charge-offs (recoveries) to average total loans	0.01%	0.00%	0.00%	0.01%	-0.41%
Allowance for loan losses to total loans at end of period	1.22%	1.23%	1.28%	1.36%	1.66%
Net loan charge-offs (recoveries) to allowance for loan losses at end of period	0.41%	0.20%	0.10%	0.72%	-23.25%
Net loan charge-offs to provision for loan losses	6.49%	4.57%	1.65%	N/A	N/A

The table below summarizes the allowance for loan loss balance by type of loan balance at the end of each period (See “Loan Portfolio” above for a description of each type of loan balance):

Allocation of the Allowance for Loan Losses

(Dollars in thousands)	Amount Outstanding as of December 31,
	2018	2017	2016	2015	2014
Applicable to:
Commercial real estate	$6,580	$6,331	$6,185	$5,920	$5,963
Commercial and Industrial	1,065	813	697	627	720
Consumer	39	27	51	38	42
Consumer Residential	304	300	325	426	388
Agriculture	693	693	504	309	286
Unallocated	4	2	70	36	135
Total Allowance	$8,685	$8,166	$7,832	$7,356	$7,534

Other Earning Assets

For various business purposes, we make investments in earning assets other than the interest-earning securities and loans discussed above. The primary other earning assets held by the Company as of December 31, 2018 and 2017, includes the cash surrender value of the Bank Owned Life Insurance (“BOLI”) policies, Federal Home Loan Bank stock and Federal Reserve Bank stock. During 2018, we committed to invest $5 million in a new low-income housing tax credit fund (“LIHTCF”) to promote our participation in CRA activities, which had an unfunded commitment of $3,593,000 as of December 31, 2018. As of December 31, 2018 and 2017, we held another LIHTC investment that we’ve participated in since 2006, for which the original investment was $1 million, and there were no unfunded commitments as of December 31, 2018 and 2017. For both LIHTC investments, we receive the return in the form of tax credits and tax deductions over a period of approximately 15 years. In 2017, we made a $1 million commitment as a limited partner, to a small business private equity partnership to promote our participation in CRA activities. Returns will be received in the form of dividends from the general partner. As of December 31, 2018, we have remaining commitments to fund an additional $600,000 on this investment.

The balances of other earning assets as of December 31, 2018 and December 31, 2017 were as follows:

(Dollars in Thousands)	December 31, 2018	December 31, 2017

BOLI	$19,029	$18,517
LIHTCFs	$5,076	$266
Small business private equity partnership	$400	$280
Federal Reserve Bank Stock	$758	$758
Federal Home Loan Bank Stock	$3,599	$3,377

Deposits and Other Sources of Funds

Deposits

Total deposits at December 31, 2018 and 2017 were $986,495,000 and $938,882,000, respectively, representing an increase of $47,613,000 or 5.1% in 2018. The average deposits for the year ended December 31, 2018 increased $59,021,000 or 6.5% to $967,980,000 compared to $908,959,000 at December 31, 2017.

Deposits are the Company’s primary source of funds. Due to strategic emphasis by management, core deposits (based on definition provided by FDIC’s Uniform Bank Performance Report) increased by $49.2 million or 5.4% in 2018 to $968.0 million at December 31, 2018. The percentage of core deposits to total deposits increased slightly to 98.1% at December 31, 2018 as compared to 97.9% at December 31, 2017. The average rate paid on time deposits in denominations of over $250,000 was 0.36% and 0.37% for the years ended December 31, 2018 and 2017, respectively. The composition and cost of the Company's deposit base are important components in analyzing the Company's net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein. See “Net Interest Income and Net Interest Margin” for further discussion.

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

The following tables summarize the distribution of average daily deposits and the average daily rates paid for the periods indicated:

Distribution of Average Daily Deposits

	Average Deposits
	2018		2017		2016
	Average	Average	Average	Average	Average	Average
(Dollars in Thousands)	Balance	Rate	Balance	Rate	Balance	Rate

Demand	$559,639	0.22%	$498,306	0.06%	$427,224	0.04%
Money market	288,454	0.32%	289,155	0.19%	287,010	0.11%
Savings	74,317	0.05%	69,348	0.07%	74,669	0.16%
Time certificates of deposit of $250,000 or more	18,725	0.36%	20,273	0.37%	19,560	0.32%
Other time deposits	26,845	0.27%	31,877	0.30%	33,356	0.32%
Total deposits	$967,980	0.17%	$908,959	0.12%	$841,819	0.09%

The scheduled maturities of our time deposits in denominations of more than $250,000 at December 31, 2018 are, as follows:

Maturities of Time Deposits over $250,000

(Dollars in Thousands)

Three months or less	$2,165
Over three months through six months	529
Over six months through twelve months	4,043
Over twelve months	11,759
Total	$18,496

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Seven of our clients carry deposit balances of more than 1% of our total deposits, one of which had a deposit balance of more than 3% of total deposits at December 31, 2018. The Company had no brokered deposits as of December 31, 2018 and 2017.

FHLB Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. We had no outstanding balances as of December 31, 2018 and 2017 or at any time during 2018 and 2017.  See “Liquidity Management” below for the details on the FHLB borrowings program.

Return on Equity and Assets

The following table sets forth certain information regarding our return on equity and assets for the periods indicated:

	Year Ended December 31,
	2018	2017
Return on average assets	1.08%	0.91%
Return on average common equity	12.26%	10.41%
Dividend payout ratio	18.31%	22.23%
Equity to assets ratio	9.05%	8.77%

Deferred Compensation Obligations

We maintain a nonqualified, unfunded deferred compensation plan for certain key management personnel.  Under this plan, participating employees may defer compensation, which will entitle them to receive certain payments upon retirement, death, or disability.  The plan provides for payments commencing upon retirement and reduced benefits upon early retirement, disability, or termination of employment. At December 31, 2018 and 2017, our aggregate payment obligations under this plan totaled $8.0 million.

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of December 31, 2018, and 2017, we had commitments to extend credit of $153.9 million and $118.0 million, respectively.  Obligations under standby letters of credit, included in total commitments to extend credit, were $2.3 million and $1.9 million at December 31, 2018 and 2017, respectively, and there were no obligations under commercial letters of credit for either period.

The effect on our revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used. For more information regarding our off balance sheet arrangements, see Note 13- Commitments and Other Contingencies- to our 2018 year-end consolidated financial statements located elsewhere in this report.

Contractual Obligations

The following chart summarizes certain contractual obligations of the Company as of December 31, 2018 (dollars in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations	$1,102	$1,869	$1,173	$1,943	$6,087
Supplemental retirement plans	110	280	328	2,783	3,501
Time deposit maturities	36,611	5,506	195	-	42,312
Total	$37,823	$7,655	$1,696	$4,726	$51,900

As permitted or required under California law and to the maximum extent allowable under that law, we have certain obligations to indemnify our current and former officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. These indemnification obligations are valid as long as the director or officer acted in good faith and in a manner the person reasonably believed to be in, or not opposed to, our best interests, and with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The maximum potential amount of future payments that we could be required to make under these indemnification obligations is unlimited; however, we have a director and officer insurance policy that mitigates our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification obligations is minimal.

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

Since our deposit growth strategy emphasizes core deposit growth, we have avoided relying on brokered deposits as a consistent source of funds. The Company had no brokered deposits as of December 31, 2018 and 2017.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio and stock issued by the FHLB. The FHLB determines limitations on the amounts of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. At December 31, 2018 and 2017, the Company had no FHLB advances outstanding and had sufficient collateral to borrow an additional $268.9 million and $249.2 million, respectively. In addition, the Company had lines of credit with its correspondent banks to purchase overnight federal funds totaling $30 million at December 31, 2018 and 2017, respectively. No advances were made on these lines of credit as of December 31, 2018 and 2017.

The Company’s liquidity depends primarily on dividends paid to it as the sole shareholder of the Bank. The Bank’s ability to pay dividends to the Company will depend on whether the Bank will be in a position to pay dividends based on regulatory requirements and the performance of the Bank.

Maintenance of adequate liquidity requires that sufficient resources be available at all time to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, loans and securities available for sale. Our liquid assets at December 31, 2018 and 2017 totaled approximately $238.5 million and $254.8 million, respectively. Our liquidity level measured as the percentage of liquid assets to total assets was 21.8% and 24.6% at December 31, 2018, and 2017, respectively.

Capital Resources and Capital Adequacy Requirements

In the past two years, our primary source of capital has been internally generated operating income through retained earnings. At December 31, 2018, total shareholders’ equity increased to $99.0 million, representing an increase of $8.3 million from December 31, 2017. The increase was due to net income of $11.5 million recorded to retained earnings, which was offset in part by other comprehensive loss of $1.6 million, net of income taxes, due to the negative effect that rising treasury yields had on the unrealized market value adjustment of our available for sale investment portfolio during 2018. Also, retained earnings was reduced by the common stock dividend payments totaling $2.1 million during 2018. As of December 31, 2018, we had no material commitments for capital expenditures.

We are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can trigger regulatory actions that could have a material adverse effect on our financial statements and operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that rely on the quantitative measures of our assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. (See “Description of Business-Regulation and Supervision-Capital Adequacy Requirements” in this report for exact definitions and regulatory capital requirements.)

As of December 31, 2018, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action. The following table presents the regulatory standards for well-capitalized institutions, compared to the Bank’s capital ratios as of the dates specified:

	Regulatory Well- Capitalized Standards	December 31, 2018	December 31, 2017
Total capital to risk-weighted assets	10.0%	11.7%	11.3%
Tier I capital to risk-weighted assets	8.0%	10.7%	10.3%
Common equity tier 1 risk-weighted assets	6.5%	10.7%	10.3%
Tier I capital to average assets	5.0%	8.7%	8.4%

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk

Market risk is the risk of loss of future earnings, fair values, or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market risk sensitive instruments. Market risk is attributed to all market risk sensitive financial instruments, including securities, loans, deposits and borrowings, as well as the Company's role as a financial intermediary in customer-related transactions. The objective of market risk management is to avoid excessive exposure of the Company's earnings and equity to loss, and to reduce the volatility inherent in certain financial instruments.

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

The planning of asset and liability maturities is an integral part of the management of an institution's net interest margin. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, the net interest margin may change over time. Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of loans or securities or in the form of delays in the adjustment of rates of interest applying to either earning assets with floating rates or to interest bearing liabilities. The Company has generally been able to control its exposure to changing interest rates by maintaining a high percentage of variable rate earning assets and a vast majority of its deposits are non-maturing that reprice only at management’s discretion based on competition in the banking industry and liquidity needs of the Company.

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

The Company uses modeling software for asset/liability management in order to simulate the effects of potential interest rate changes on the Company's net interest margin, and to calculate the estimated fair values of the Company's financial instruments under different interest rate scenarios. The program imports current balances, interest rates, maturity dates and repricing information for individual financial instruments, and incorporates assumptions on the characteristics of embedded options along with pricing and duration for new volumes to project the effects of a given interest rate change on the Company's interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Company's investment, loan, deposit and borrowed funds’ portfolios. These rate projections can be shocked (an immediate and parallel change in all base rates, up or down) and ramped (an incremental increase or decrease in rates over a specified time period), based on current trends and econometric models or stable economic conditions (unchanged from current actual levels).

Presented below, as of December 31, 2018, is an analysis of the Company's interest rate risk as measured by changes in net interest income, for instantaneous and sustained parallel shifts of applicable interest rates, over one and two-year projection periods:

(in thousands)
	Interest Rate Shock Scenario
1 Year Projection	Down 200	Down 100	Base	Up 100	Up 200	Up 300	Up 400
Interest Income	$36,780	$40,309	$43,831	$47,373	$50,922	$54,479	$58,059
Interest Expense	422	422	1,587	4,001	6,438	8,875	11,312
Net Interest Income	$36,358	$39,887	$42,244	$43,372	$44,484	$45,604	$46,747
% Change	-13.93%	-5.58%		2.67%	5.30%	7.95%	10.66%

2 Year Projection	Down 100	Down 100	Base	Up 100	Up 200	Up 300	Up 400
Interest Income	$72,507	$82,392	$92,001	$101,472	$110,974	$120,527	$130,180
Interest Expense	776	775	3,226	8,384	13,591	18,797	24,004
Net Interest Income	$71,731	$81,617	$88,775	$93,088	$97,383	$101,730	$106,176
% Change	-19.20%	-8.06%		4.86%	9.70%	14.59%	19.60%

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the Independent Auditors’ Report appear on pages F-1 through F-46 of this Report and are incorporated into this Item 8 by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the 1934 Act as of December 31, 2018. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Management's Annual Report on Internal Control over Financial Reporting

Our Management’s report on Internal Control over Financial Reporting is set forth in Item 8 and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the section entitled “Information About Directors and Executive Officers” in our Proxy Statement to be filed prior to the 2019 Annual Meeting of Shareholders.   The Company and the Company have adopted a Code of Ethics that applies to all staff including the Chief Executive Officer, and the Chief Financial Officer. A copy of the Code of Ethics will be provided to any person, without charge, upon written request to Corporate Secretary, Oak Valley Bancorp, 125 North Third Avenue, Oakdale, CA 95361.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 4 and 5 were required for those persons, the Company believes that for the 2018 fiscal year the officers and directors of the Company complied with all applicable filing requirements, except for the late filings for the directors in the table below:

Name	Form	Transaction Type	Transaction Date	# of Shares

Jay Gilbert	4	Purchase	8/13/2018	192
Dan Leonard	4	Purchase	8/13/2018	331
Ron Martin	4	Sale	2/7/2018	20
Terry Withrow	4	Purchase	8/12/2016	175
Terry Withrow	4	Purchase	2/10/2017	121
Terry Withrow	4	Award	8/28/2018	5,000
Janet Pelton	4	Award	8/28/2018	5,000

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Section entitled “Executive Compensation Discussion and Analysis” in our Proxy Statement to be filed prior to the 2019 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed prior to the 2019 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the section entitled “Certain Relationship and Related Transactions” in our Proxy Statement to be filed prior to the 2019 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement to be filed prior to the 2019 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of this Report:

(a)(1) Financial Statements

The Financial Statements of the Company and the Report of Independent Registered Public Accounting Firm are set forth on pages F-1 through F-46.

(a)(2) Financial Statement Schedules

All schedules to the Financial Statements are omitted because of the absence of the conditions under which they are required or because the required information is included in the Financial Statements or accompanying notes.

(a)(3) Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Agreement and Plan of Merger between the Registrant, Interim Oak Valley Bancorp, Inc. and Oak Valley Community Bank (incorporated by reference to Exhibit 2.1 to the Form 10 filed on July 31, 2008).

3.1	Articles of Incorporation of Oak Valley Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10 filed on July 31, 2008).

3.2	First Amendment to Articles of Incorporation of Oak Valley Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10 filed on July 31, 2008).

3.3	Bylaws of Oak Valley Bancorp, Inc. (incorporated by reference to Exhibit 3.3 to the Form 10 filed on July 31, 2008).

3.4	First Amended and Restated Bylaws of Oak Valley Bancorp, Inc. (incorporated by reference to Exhibit 3.5 to the Form 8-A filed on January 14, 2009)

3.5

Certificate of Determination dated December 2, 2008 and filed with the California Secretary of State for Fixed Rate Cumulative Perpetual Preferred Stock, Series A.. (incorporated by reference to Exhibit 3.4 to the Form 8-A filed on January 14, 2009)

3.6

Letter Agreement between the United States Department of the Treasury and Oak Valley Bancorp dated December 5, 2008 (incorporated by reference to Exhibit 10.4 to the Form 8-A filed on January 14, 2009)

3.7	Certificate of Amendment of Bylaws dated effective as of August 11, 2011 (incorporated by reference to Exhibit 3.5 to the Form 10-Q filed on November 14, 2011).

3.8	Amendment of Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on July 22, 2013).

3.9

Certificate of Determination dated August 11, 2011 and filed with the California Secretary of State for Senior Non-Cumulative Perpetual Preferred Stock, Series B (incorporated by reference to Exhibit 4.3 to the Form 10-Q filed on November 14, 2011).

4.1	Warrant to Purchase Common Stock dated December 5, 2008 (incorporated by reference to Exhibit 10.4 to the Form 8-A filed on January 14, 2009).

10.1	Oak Valley Community Bank 1998 Restated Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Form 10 filed on July 31, 2008).

10.2	Oak Valley Community Bank Form of Director Retirement Agreement. (incorporated by reference to Exhibit 10.2 to the Form 10 filed on July 31, 2008).

10.3	Oak Valley Community Bank Form of Salary Continuation Agreement. (incorporated by reference to Exhibit 10.3 to the Form 10 filed on July 31, 2008).

10.4	Securities Purchase Agreement between Oak Valley Bancorp and the U.S. Treasury effective December 4, 2008 (incorporated by reference to Exhibit 10.4 to the Form 8-A filed on January 14, 2009).

10.5

Securities Purchase Agreement dated August 11, 2011 between the Company and the Secretary of the U.S. Treasury, with respect to the issuance and sale of Senior Non-Cumulative Perpetual Preferred Stock, Series B (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 14, 2011).

10.6

Warrant Redemption Letter Agreement dated September 28, 2011 between the Company and the U.S. Treasury, with respect to the redemption of the Warrant to Purchase Common Stock dated December 5, 2008 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 14, 2011).

10.7

The First Amendment to the Oak Valley Community Bank Amended and Restated Salary Continuation Agreement with Christopher M. Courtney, dated July 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 9, 2017). †

10.8	The 2016 Salary Continuation Agreement with Christopher M. Courtney, dated July 1, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 9, 2017).†

10.9

The First Amendment to the Oak Valley Community Bank Amended and Restated Salary Continuation Agreement with Richard A. McCarty, dated July 1, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 9, 2017).†

10.10	The 2016 Salary Continuation Agreement with Richard A. McCarty, dated July 1, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on June 9, 2017).†

10.11

The First Amendment to the Oak Valley Community Bank Amended and Restated Salary Continuation Agreement with Michael J. Rodrigues, dated July 1, 2016 (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on June 9, 2017). †

10.12	The 2016 Salary Continuation Agreement with Michael J. Rodrigues, dated July 1, 2016 (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on June 9, 2017).†

10.13	The 2016 Salary Continuation Agreement with Jeffrey Gall, dated July 1, 2016 (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on June 9, 2017).†

10.14	Executive Employment Agreement between Richard A. McCarty and Oak Valley Bancorp dated March 20, 2018 (incorporated by reference to Exhibit 10.9 to the Form 10-Q filed on May 10, 2018).†

10.15	Oak Valley Bancorp 2018 Equity Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders filed as of May 7, 2018). †

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Form 10-K filed on March 31, 2009).

21	Subsidiaries of the Issuer (incorporated by reference to Exhibit 21 to the Form 10 filed on July 31, 2008).

23.1	Consent of Independent Registered Accounting Firm.

24	Power of Attorney (included on the signature page of this report).

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Calculation Linkbase Document

*	Furnished, not filed.
†	Indicates management contract or compensatory plan.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “1934 Act”) the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Oakdale, California on March 11, 2019.

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

Signature	Title	Date

/s/ DONALD L. BARTON	Director	March 11, 2019
Donald Barton

/s/ CHRISTOPHER M. COURTNEY	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2019
Christopher M. Courtney

/s/ JEFFREY A. GALL	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 11, 2019
Jeffrey A. Gall

/s/ JAMES L. GILBERT	Director	March 11, 2019
James L. Gilbert

/s/ THOMAS A. HAIDLEN	Director	March 11, 2019
Thomas A. Haidlen

/s/ H. RANDOLPH HOLDER	Director	March 11, 2019
H. Randolph Holder

/s/ MICHAEL Q. JONES	Director	March 11, 2019
Michael Q. Jones

/s/ DANIEL J. LEONARD	Director	March 11, 2019
Daniel J. Leonard

/s/ RONALD C. MARTIN	Director	March 11, 2019
Ronald C. Martin

/s/ JANET S. PELTON	Director	March 11, 2019
Janet S. Pelton

/s/ DANNY L. TITUS	Director	March 11, 2019
Danny L. Titus

/s/ TERRANCE P. WITHROW	Director	March 11, 2019
Terrance P. Withrow

/s/ ALLISON C. LAFFERTY	Director	March 11, 2019
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

Our management has evaluated our internal control over financial reporting as of December 31, 2018 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO 2013) of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The Company's independent registered public accounting firm has audited the Company's consolidated financial statements that are included in this annual report and the effectiveness of our internal control over financial reporting as of December 31, 2018 and issued their Report of Independent Registered Public Accounting Firm, appearing on the following page of this report. The audit report expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2018.

/s/ CHRISTOPHER M. COURTNEY	/s/ JEFFREY A. GALL
Christopher M. Courtney, President and Chief Executive Officer	Jeffrey A. Gall, Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Oak Valley Bancorp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Oak Valley Bancorp and its subsidiary (the Company) as of December 31, 2018, the related consolidated statement of income, comprehensive income, shareholders’ equity and cash flows for the year ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 11, 2019 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company's auditor since 2018.

/s/ RSM US LLP

San Francisco, CA

March 11, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Oak Valley Bancorp

Opinion on the Internal Control Over Financial Reporting

We have audited Oak Valley Bancorp's (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 11, 2019 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying “Management’s Assessment of Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

San Francisco, CA

March 11, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Oak Valley Bancorp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Oak Valley Bancorp and subsidiaries (the “Company”) as of December 31, 2017, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

We served as the Company’s auditor from 2000 to 2018.

/s/ Moss Adams LLP

Los Angeles, California

March 15, 2018

OAK VALLEY BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	December 31,	December 31,
	2018	2017
ASSETS
Cash and due from banks	$116,425	$142,968
Federal funds sold	9,720	6,205
Cash and cash equivalents	126,145	149,173

Securities - available for sale	206,712	179,248
Securities - equity investments	3,106	3,112
Loans, net of allowance for loan loss of $8,685 and $8,166 at December 31, 2018 and 2017, respectively	702,220	652,989
Cash surrender value of life insurance	19,028	18,517
Bank premises and equipment, net	14,937	14,478
Other real estate owned	0	253
Goodwill and other intangible assets, net	3,942	4,056
Interest receivable and other assets	18,797	13,026

	$1,094,887	$1,034,852

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$986,495	$938,882
Interest payable and other liabilities	9,354	5,203
Total liabilities	995,849	944,085

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,194,805 and 8,098,605 shares issued and outstanding at December 31, 2018 and 2017, respectively	25,429	24,773
Additional paid-in capital	3,358	3,576
Retained earnings	70,686	61,429
Accumulated other comprehensive (loss) income, net of tax	(435)	989
Total shareholders’ equity	99,038	90,767

	$1,094,887	$1,034,852

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)	YEAR ENDED DECEMBER 31,
	2018	2017
INTEREST INCOME
Interest and fees on loans	$31,700	$29,128
Interest on securities	5,637	4,504
Interest on federal funds sold	191	100
Interest on deposits with banks	2,646	1,513
Total interest income	40,174	35,245

INTEREST EXPENSE
Deposits	1,606	1,065
Total interest expense	1,606	1,065

Net interest income	38,568	34,180
Provision for loan losses	555	350

Net interest income after provision for loan losses	38,013	33,830

OTHER INCOME
Service charges on deposits	1,549	1,424
Debit card transaction fee income	1,185	1,104
Earnings on cash surrender value of life insurance	511	514
Mortgage commissions	110	168
Gains on sales and calls of securities	81	395
Gain on sale of OREO	193	211
Other	1,083	2,160
Total non-interest income	4,712	5,976

OTHER EXPENSES
Salaries and employee benefits	16,287	14,110
Occupancy expenses	3,631	3,346
Data processing fees	1,707	1,560
Regulatory assessments (FDIC & DBO)	440	492
Other operating expenses	5,313	5,057
Total non-interest expense	27,378	24,565

Net income before provision for income taxes	15,347	15,241

Total provision for income taxes	3,810	6,147
Net Income	$11,537	$9,094

Net income per share	$1.43	$1.13

Net income per diluted share	$1.42	$1.13

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)	YEAR ENDED DECEMBER 31,
	2018	2017
Net income	$11,537	$9,094
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding (losses) gains arising during the period	(2,173)	2,182
Less: reclassification for net gains included in net income	(81)	(395)
Other comprehensive (loss) gain, before tax	(2,254)	1,787
Tax benefit (expense) related to items of other comprehensive income	667	(736)
Total other comprehensive (loss) gain	(1,587)	1,051
Comprehensive income	$9,950	$10,145

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	YEAR ENDED DECEMBER 31, 2017 AND 2018
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2017	8,088,455	$24,682	$3,473	$54,520	$(225)	$82,450
Stock options exercised	9,000	91				91
Restricted stock issued	8,000					0
Restricted stock forfeited	(6,850)					0
Cash dividends declared				(2,022)		(2,022)
Stock based compensation			103			103
Other comprehensive income					1,051	1,051
DTA remeasurement reclassification				(163)	163	0
Net income				9,094		9,094
Balances, December 31, 2017	8,098,605	$24,773	$3,576	$61,429	$989	$90,767

Stock options exercised	1,500	7				7
Restricted stock issued	96,650					0
Restricted stock forfeited	(1,950)					0
Cash dividends declared				(2,117)		(2,117)
Stock based compensation			431			431
APIC reclassification		649	(649)			0
Other comprehensive loss					(1,587)	(1,587)
Reclassification from adoption of ASU 2016-01				(163)	163	0
Net income				11,537		11,537
Balances, December 31, 2018	8,194,805	$25,429	$3,358	$70,686	$(435)	$99,038

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)	YEAR ENDED DECEMBER 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,537	$9,094
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	555	350
Decrease in deferred fees/costs, net	(393)	(4)
Depreciation	1,187	1,124
Amortization of investment securities, net	1,121	841
Stock based compensation	431	103
Gain on sale of premises and equipment	(2)	(109)
Gain on sale of OREO property	(193)	(211)
Gain on sale of available for sale security	(70)	0
Gain on calls of available for sale securities	(11)	(395)
Earnings on cash surrender value of life insurance	(511)	(514)
(Increase) decrease in deferred tax asset	(828)	1,515
Increase (decrease) in interest payable and other liabilities	4,151	(364)
Increase in interest receivable	(584)	(340)
Increase in other assets	(3,357)	(1,691)
Net cash from operating activities	13,033	9,399

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(51,700)	(50,801)
Purchases of equity securities	(85)	(81)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	21,033	30,196
Net increase in loans	(49,393)	(52,231)
Purchase of FHLB Stock	(222)	(340)
Proceeds from sale of OREO	447	1,168
Proceeds from sales of premises and equipment	2	388
Purchases of premises and equipment	(1,646)	(2,193)
Net cash used in investing activities	(81,564)	(73,894)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(2,117)	(2,022)
Net increase in demand deposits and savings accounts	54,828	29,660
Net decrease in time deposits	(7,215)	(4,871)
Proceeds from sale of common stock and exercise of stock options	7	91
Net cash from financing activities	45,503	22,858

NET DECREASE IN CASH AND CASH EQUIVALENTS	(23,028)	(41,637)

CASH AND CASH EQUIVALENTS, beginning of period	149,173	190,810

CASH AND CASH EQUIVALENTS, end of period	$126,145	$149,173

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,611	$1,065
Income taxes	$4,145	$5,922

NON-CASH INVESTING ACTIVITIES:
Change in unrealized (loss) gain on securities	$(2,254)	$1,787
Change in contributions payable to LIHTC limited partner investment	$3,593	$0

See accompanying notes

OAK VALLEY BANCORP

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF ACCOUNTING POLICIES

Nature of Operations

On July 3, 2008 (the “Effective Date”), a bank holding company reorganization was completed whereby Oak Valley Bancorp (“Bancorp”) became the parent holding company for Oak Valley Community Bank (the “Bank”).  On the Effective Date, a tax-free exchange was completed whereby each outstanding share of the Bank was converted into one share of Bancorp and the Bank became the sole wholly-owned subsidiary of the Bancorp.

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

Oak Valley Community Bank is a California State chartered bank. The Company was incorporated under the laws of the state of California on May 31, 1990 and began operations in Oakdale on May 28, 1991. The Company operates branches in Oakdale, Sonora, Bridgeport, Bishop, Mammoth Lakes, Modesto, Manteca, Patterson, Turlock, Ripon, Stockton, Escalon and Sacramento, California. The Bridgeport, Mammoth Lakes, and Bishop branches operate as a separate division, Eastern Sierra Community Bank. The Company’s primary source of revenue is providing loans to customers who are predominantly middle-market businesses.

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

Subsequent events — The Company has evaluated events and transactions subsequent to December 31, 2018 through the date of the filing for potential recognition or disclosure.

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

The Company files income tax returns in the U.S. federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal tax examinations by tax authorities for years before 2015 or to state/local income tax examinations by tax authorities for years before 2014.

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

Advertising costs — The Company expenses marketing costs as they are incurred. Advertising expense was $237,000 and $225,000 for the years ended December 31, 2018 and 2017, respectively.

Comprehensive income — Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items previously recorded directly to equity, such as unrealized gains and losses on securities available for sale. Comprehensive income is presented in the statements of comprehensive income and as a component of shareholders’ equity. For the years ended December 31, 2018 and 2017, $57,000 and $232,000 net of tax, respectively, was reclassified from comprehensive income into net income related to gains on called and sold available for sale securities.

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

Stock based compensation — The Company recognizes in the consolidated statements of income the grant-date fair value of restricted stock, stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The Company uses the straight-line recognition of expenses for awards with graded vesting. The fair value of each restricted stock grant is based on the closing market price of the Company’s stock on the date of grant. The Company issued restricted stock grants totaling 96,650 shares and 8,000 shares in 2018 and 2017, respectively.

The fair value of each option grant is estimated as of the grant date using a binomial option-pricing model for all grants. Expected volatility is based on the historical volatility of the price of the Company’s stock. The Company uses historical data to estimate option exercise and stock option forfeiture rates within the valuation model. The expected term of options granted for the binomial model is derived from applying a historical suboptimal exercise factor to the contractual term of the grant. For binomial pricing, the risk-free rate for periods is equal to the U.S. Treasury yield at the time of grant and commensurate with the contractual term of the grant. There were no stock options granted in 2018 or 2017.

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of December 31, 2018 and 2017. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

The core deposit intangible represents the estimated future benefits of acquired deposits and is booked separately from the related deposits. The value of the core deposit intangible asset was determined using a discounted cash flow approach to arrive at the cost differential between the core deposits (non-maturity deposits such as transaction, savings and money market accounts) and alternative funding sources. The core deposit intangible is amortized on an accelerated basis over an estimated ten-year life, and it is evaluated periodically for impairment. No impairment loss was recognized as of December 31, 2018. At December 31, 2018, the core deposit intangibles future estimated amortization expense is as follows:

(in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Core deposit intangible amortization	$105	$96	$93	$89	$86	$150	$619

The Company applies a qualitative analysis of conditions in order to determine if it is more likely than not that the carrying value is impaired. In the event that the qualitative analysis suggests that the carrying value of goodwill may be impaired, the Company, with the assistance of an independent third party valuation firm, uses several quantitative valuation methodologies in evaluating goodwill for impairment including a discounted cash flow approach that includes assumptions made concerning the future earnings potential of the organization, and a market-based approach that looks at values for organizations of comparable size, structure and business model. The current year's review of qualitative factors did not indicate that impairment has occurred, as such no quantitative analysis was performed at December 31, 2018.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). This update changes the methodology used by financial institutions under current U.S. GAAP to recognize credit losses in the financial statements.  Currently, U.S. GAAP requires the use of the incurred loss model, whereby financial institutions recognize in current period earnings, incurred credit losses and those inherent in the financial statements, as of the date of the balance sheet.    This guidance results in a new model for estimating the allowance for loan and lease losses, commonly referred to as the Current Expected Credit Loss (“CECL”) model.  Under the CECL model, financial institutions are required to estimate future credit losses and recognize those losses in current period earnings.  The amendments within the update are effective for fiscal years and all interim periods beginning after December 15, 2019, with early adoption permitted.  Upon adoption of the amendments within this update, the Company will be required to make a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. The Company is currently in the process of evaluating the impact the adoption of this update will have on its financial stMarchatements. While the Company has not quantified the impact of this ASU, it does expect changing from the current incurred loss model to an expected loss model will result in an earlier recognition of losses.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU was issued to address certain stranded tax effects in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act of 2017. The ASU provides companies the option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change from the newly enacted corporate tax rate is recorded. The amount of the reclassification would be calculated on the basis of the difference between the historical and newly enacted tax rates for deferred tax liabilities and assets related to items within accumulated other comprehensive income. The ASU requires companies to disclose its accounting policy related to releasing income tax effects from accumulated other comprehensive income, whether it has elected to reclassify the stranded tax effects, and information about the other income tax effects that are reclassified. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods, therein, and early adoption is permitted for public business entities for which financial statements have not yet been issued. As of December 31, 2017, the Company adopted the ASU and made a reclassification adjustment of $163,000 from accumulated other comprehensive income to retained earnings on the Consolidated Statements of Shareholders' Equity, related to the stranded tax effects due to the change in the federal corporate tax rate applied on the unrealized gains (losses) on investments on a portfolio basis, to reflect the provisions of this ASU.

NOTE 2 — CASH AND DUE FROM BANKS

Cash and due from banks includes balances with the Federal Reserve Bank and other correspondent banks. The Company is required to maintain specified reserves by the Federal Reserve Bank. The average reserve requirements are based on a percentage of the Company’s deposit liabilities. In addition, the Federal Reserve Bank requires the Company to maintain a certain minimum balance at all times. As of December 31, 2017 and 2016, the Company had a balance of $64,076,000 and $41,165,000, respectively, which exceeds the reserve requirement.

NOTE 3 — SECURITIES

Equity Securities

The Company held equity securities with fair values of $3,106,000 and $3,112,000 at December 31, 2018 and December 31, 2017, respectively. There were no sales of equity securities during the year ended December 31, 2018. Consistent with ASU 2016-01, these securities are carried at fair value with the changes in fair value recognized in the consolidated statement of income. Accordingly, the Company recognized an unrealized loss of $90,000 during the year ended December 31, 2018.

Debt Securities

Debt securities have been classified in the financial statements as available for sale. The amortized cost and estimated fair values of debt securities as of December 31, 2018 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$44,474	$135	$(503)	$44,106
Collateralized mortgage obligations	2,071	0	(59)	2,012
Municipalities	92,257	1,404	(424)	93,237
SBA pools	8,707	13	(47)	8,673
Corporate debt	21,426	62	(901)	20,587
Asset backed securities	38,395	119	(417)	38,097
	$207,330	$1,733	$(2,351)	$206,712

The following tables detail the gross unrealized losses and fair values aggregated of debt securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2018.

(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$22,007	$(230)	$11,972	$(273)	$33,979	$(503)
Collateralized mortgage obligations	93	(1)	1,917	(60)	2,010	(61)
Municipalities	9,630	(55)	26,559	(367)	36,189	(422)
SBA pools	3,284	(8)	3,726	(40)	7,010	(48)
Corporate debt	3,999	(59)	11,645	(842)	15,644	(901)
Asset backed securities	23,604	(412)	1,853	(4)	25,457	(416)
Total temporarily impaired securities	$62,617	$(765)	$57,672	$(1,586)	$120,289	$(2,351)

At December 31, 2018, thirty-four municipalities, eleven U.S. agencies, nine corporate debts, four Small Business Administration pools, three collateralized mortgage obligations and two asset backed securities make up the total debt securities in an unrealized loss position for greater than 12 months. At December 31, 2018, eighteen U.S. agencies, fourteen municipalities, twelve asset backed securities, three SBA pools, two corporate debts, one collateralized mortgage obligation make up the total debt securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and the volatility of the security’s fair value. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes and the Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities at December 31, 2018, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$36,972	$36,940
Due after one year through five years	55,017	55,259
Due after five years through ten years	46,406	46,084
Due after ten years	68,935	68,429
	$207,330	$206,712

The amortized cost and estimated fair values of debt securities as of December 31, 2017, are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$29,741	$374	$(143)	$29,972
Collateralized mortgage obligations	2,628	1	(36)	2,593
Municipalities	91,201	2,174	(308)	93,067
SBA pools	11,818	46	(14)	11,850
Corporate debt	19,358	112	(681)	18,789
Asset backed securities	22,866	125	(14)	22,977
	$177,612	$2,832	$(1,196)	$179,248

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

The Company recognized gross realized gains of $11,000 and $395,000 during 2018 and 2017, respectively, on certain available-for-sale securities that were called. During 2018, there was one sale of a municipality security resulting in a gross gain of $70,000 and there were no sales of securities during 2017.

Securities carried at $118,771,000 and $109,158,000 at December 31, 2018 and 2017, respectively, were pledged to secure deposits of public funds.

NOTE 4 — LOANS

The Company’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of December 31, 2018, approximately 78% of the Company’s loans are commercial real estate loans which includes construction loans. Approximately 12% of the Company’s loans are for general commercial uses including professional, retail, and small business. Additionally, 5% of the Company’s loans are for residential real estate and other consumer loans. The remaining 5% are agriculture loans.

Loan totals were as follows:

	December 31, 2018	December 31, 2017
Commercial real estate:
Commercial real estate- construction	$20,263	$31,265
Commercial real estate- mortgages	460,701	417,138
Land	10,951	10,072
Farmland	62,604	58,675
Commercial and industrial	82,252	69,610
Consumer	1,314	689
Consumer residential	35,741	37,161
Agriculture	38,076	37,934
	711,902	662,544

Deferred loan fees and costs, net	(997)	(1,389)
Allowance for loan losses	(8,685)	(8,166)
	$702,220	$652,989

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2018, approximately 40% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

The Company maintains an independent loan review function that validates the credit risk program on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

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

Year-end non-accrual loans, segregated by class of loans, were as follows:

(in thousands)	December 31, 2018	December 31, 2017
Commercial real estate:
Land	$906	$993
Commercial and industrial	0	302
Consumer residential	14	16
Total non-accrual loans	$920	$1,311

Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income of approximately $68,000 in 2018 and $114,000 in 2017.

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of December 31, 2018 (in thousands):

December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$20,263	$20,263	$0
Commercial R.E. - mortgages	0	0	0	0	460,701	460,701	0
Land	0	0	906	906	10,045	10,951	0
Farmland	0	0	0	0	62,604	62,604	0
Commercial and industrial	0	2,100	0	2,100	80,152	82,252	0
Consumer	0	0	0	0	1,314	1,314	0
Consumer residential	0	62	0	62	35,679	35,741	0
Agriculture	0	0	0	0	38,076	38,076	0
Total	$0	$2,162	$906	$3,068	$708,834	$711,902	$0

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

Impaired loans by class as of December 31, 2018 and 2017 are set forth in the following tables. No interest income was recognized on impaired loans subsequent to their classification as impaired during 2018 and 2017.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
December 31, 2018
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	1,222	0	906	906	680	958
Farmland	0	0	0	0	0	0
Commercial and Industrial	32	0	0	0	0	176
Consumer	0	0	0	0	0	0
Consumer residential	15	14	0	14	0	14
Agriculture	0	0	0	0	0	0
Total	$1,269	$14	$906	$920	$680	$1,148

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
December 31, 2017
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	1,309	0	993	993	680	1,760
Farmland	0	0	0	0	0	0
Commercial and Industrial	334	302	0	302	0	303
Consumer	0	0	0	0	0	0
Consumer residential	16	16	0	16	0	76
Agriculture	0	0	0	0	0	0
Total	$1,659	$318	$993	$1,311	$680	$2,139

Troubled Debt Restructurings – In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

At December 31, 2018, there were 4 loans that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $920,000. At December 31, 2017, there were 4 loans that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $1,311,000. There were no unfunded commitments on TDR loans at December 31, 2018 and 2017. We have allocated $680,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of December 31, 2018 and 2017.

The modification of the terms of such loans typically includes one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date; or a temporary payment modification in which the payment amount allocated towards principal was reduced. In some cases, a permanent reduction of the accrued interest on the loan is conceded.

During the years ended December 31, 2018 and 2017, there were no loans modified as troubled debt restructurings.  There were no loans modified as troubled debt restructurings within the previous twelve months and for which there was a payment default during the twelve months ended December 31, 2018 and 2017. A loan is considered to be in payment default once it is ninety days contractually past due under the modified terms.

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

6 Substandard Loan

7 Doubtful Loan

8 Loss

1. Exceptional Loan - Loans with A+ credits that contain very little, if any, risk. Grade 1 loans are considered Pass. To qualify for this rating, the following characteristics must be present:

●	A high level of liquidity and whose debt-servicing capacity exceeds expected obligations by a substantial margin.
●	Where leverage is below average for the industry and earnings are consistent or growing without severe vulnerability to economic cycles.
●

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

2. Quality Loan - Loans with excellent sources of repayment that conform in all respects to bank policy and regulatory requirements. These are also loans for which little repayment risk has been identified. No credit or collateral exceptions. Grade 2 loans are considered Pass. Other factors include:

●	Unquestionable debt-servicing capacity to cover all obligations in the ordinary course of business from well-defined primary and secondary sources.
●	Consistent strong earnings.
●	A solid equity base.

3A. Better than Acceptable Loan - In the interest of better delineating the loan portfolio’s true credit risk for reserve allocation, further granularity has been sought by splitting the grade 3 category into three classifications. The distinction between the three are bank-defined guidelines and represent a further refinement of the regulatory definition of a pass, or grade 3 loan. Grade 3A is the stronger third of the pass category, but is not strong enough to be a grade 2 and is characterized by:

●	Strong earnings with no loss in last three years and ample cash flow to service all debt well above policy guidelines.
●	Long term experienced management with depth and defined management succession.
●	The loan has no exceptions to policy.
●	Loan-to-value on real estate secured transactions is 10% to 20% less than policy guidelines.
●	Very liquid balance sheet that may have cash available to pay off our loan completely.
●	Little to no debt on balance sheet.

3B. Acceptable Loan - 3B loans are simply defined as all loans that are less qualified than 3A loans and are stronger than 3C loans. These loans are characterized by acceptable sources of repayment that conform to bank policy and regulatory requirements. Repayment risks are acceptable for these loans. Credit or collateral exceptions are minimal, are in the process of correction, and do not represent repayment risk. These loans:

●	Are those where the borrower has average financial strengths, a history of profitable operations and experienced management.
●	Are those where the borrower can be expected to handle normal credit needs in a satisfactory manner.

3C. Marginally Acceptable - 3C loans have similar characteristics as that of 3Bs with the following additional characteristics:

●	Requires collateral.
●	A credit facility where the borrower has average financial strengths, but usually lacks reliable secondary sources of repayment other than the subject collateral.
●

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

4W Watch Acceptable - Watch grade will be assigned to any credit that is adequately secured and performing but monitored for a number of indicators. These characteristics may include:

●

Any unexpected short-term adverse financial performance from budgeted projections or a prior period’s results (i.e., declining profits, sales, margins, cash flow, or increased reliance on leverage, including adverse balance sheet ratios, trade debt issues, etc.).

●	Any managerial or personal problems of company management, decline in the entire industry or local economic conditions, or failure to provide financial information or other documentation as requested.
●	Issues regarding delinquency, overdrafts, or renewals.
●	Any other issues that cause concern for the company.
●	Loans to individuals or loans supported by guarantors with marginal net worth and/or marginal collateral.
●	Weakness identified in a Watch credit is short-term in nature.
●	Loans in this category are usually accounts the Bank would want to retain providing a positive turnaround can be expected within a reasonable time frame. Grade 4 loans are considered Pass.

5 Other Loans Especially Mentioned (Special Mention) - A special mention extension of credit is defined as having potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date result in the deterioration of the repayment prospects for the credit or the institution’s credit position. Extensions of credit that might be detailed in this category include the following:

●	The lending officer may be unable to properly supervise the credit because of an inadequate loan or credit agreement.
●	Questions exist regarding the condition of and/or control over collateral.
●	Economic or market conditions may unfavorably affect the obligor in the future.
●	A declining trend in the obligor’s operations or an imbalanced position in the balance sheet exists, but not to the point that repayment is jeopardized.

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

As of December 31, 2018 and 2017, there are no loans that are classified with a risk grade of 8- Loss.

The following table presents weighted average risk grades of our loan portfolio.

	December 31, 2018	December 31, 2017
	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.00	3.08
Commercial real estate - mortgages	3.02	3.01
Land	3.58	3.71
Farmland	3.00	3.14
Commercial and industrial	3.08	3.09
Consumer	2.31	2.34
Consumer residential	3.01	3.01
Agriculture	3.12	3.19
Total gross loans	3.04	3.05

The following table presents risk grade totals by class of loans as of December 31, 2018 and 2017. Risk grades 1 through 4 have been aggregated in the “Pass” line.

(in thousands)	Commercial R.E. Construction	Commercial R.E. Mortgages	Land	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

December 31, 2018
Pass	$20,263	$457,150	$10,045	$62,604	$77,254	$1,273	$35,698	$35,813	$700,100
Special mention	-	2,868	-	-	2,898	-	-	2,263	8,029
Substandard	-	683	906	-	2,100	41	43	-	3,773
Doubtful	-	-	-	-	-	-	-	-	-
Total loans	$20,263	$460,701	$10,951	$62,604	$82,252	$1,314	$35,741	$38,076	$711,902

December 31, 2017
Pass	$30,008	$416,437	$8,901	$58,675	$65,313	$662	$37,100	$37,934	$655,030
Special mention	1,257	-	-	-	3,762	-	-	-	5,019
Substandard	-	701	1,171	-	535	27	61	-	2,495
Doubtful	-	-	-	-	-	-	-	-	-
Total loans	$31,265	$417,138	$10,072	$58,675	$69,610	$689	$37,161	$37,934	$662,544

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

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2018 and 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses
For the Years Ended December 31, 2018 and 2017

(in thousands)	Commercial	Commercial		Consumer
Year Ended December 31, 2018	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$6,331	$813	$27	$300	$693	$2	$8,166
Charge-offs	0	0	(29)	(17)	0	0	(46)
Recoveries	0	0	8	2	0	0	10
Provision for loan losses	249	252	33	19	0	2	555
Ending balance	$6,580	$1,065	$39	$304	$693	$4	$8,685

(in thousands)	Commercial	Commercial		Consumer
Year Ended December 31, 2017	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$6,185	$697	$51	$325	$504	$70	$7,832
Charge-offs	-	-	(30)	-	-	-	(30)
Recoveries	-	-	13	1	-	-	14
Provision for (reversal of) loan losses	146	116	(7)	(26)	189	(68)	350
Ending balance	$6,331	$813	$27	$300	$693	$2	$8,166

The following table details the allowance for loan losses and ending gross loan balances as of December 31, 2018 and 2017, summarized by collective and individual evaluation methods of impairment.

(in thousands)	Commercial	Commercial		Consumer
December 31, 2018	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Allowance for loan losses for loans:
Individually evaluated for impairment	$680	$0	$0	$0	$0	$0	$680
Collectively evaluated for impairment	5,900	1,065	39	304	693	4	8,005
	$6,580	$1,065	$39	$304	$693	$4	$8,685

Ending gross loan balances:
Individually evaluated for impairment	$906	$0	$0	$14	$0	$0	$920
Collectively evaluated for impairment	553,613	82,252	1,314	35,727	38,076	0	710,982
	$554,519	$82,252	$1,314	$35,741	$38,076	$0	$711,902

December 31, 2017
Allowance for loan losses for loans:
Individually evaluated for impairment	$680	$0	$0	$0	$0		$680
Collectively evaluated for impairment	5,651	813	27	300	693	2	7,486
	$6,331	$813	$27	$300	$693	$2	$8,166

Ending gross loans balances:
Individually evaluated for impairment	$993	$303	$0	$15	$0	$0	$1,311
Collectively evaluated for impairment	516,157	69,307	689	37,146	37,934	0	661,233
	$517,150	$69,610	$689	$37,161	$37,934	$0	$662,544

Changes in the allowance off-balance-sheet commitments were as follows:

(in thousands)	YEARS ENDED DECEMBER 31,
	2018	2017
Balance, beginning of year	$305	$284
Provision charged to operations for off balance sheet	91	21
Balance, end of year	$396	$305

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

At December 31, 2018 and 2017, loans carried at $711,902,000 and $662,544,000, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 5 — PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows:

(in thousands)	DECEMBER 31,
	2018	2017
Land	$5,195	$4,645
Building	9,962	8,809
Leasehold improvements	5,039	4,307
Furniture, fixtures, and equipment	8,279	7,628
Branch construction work-in-process	47	1,948
	28,522	27,337

Less accumulated depreciation	(13,585)	(12,859)
	$14,937	$14,478

Depreciation expense was $1,187,000 and $1,124,000 for the years ended December 31, 2018 and 2017, respectively.

NOTE 6 — INTEREST RECEIVABLE AND OTHER ASSETS

Other assets are summarized as follows:

(in thousands)	DECEMBER 31,
	2018	2017
Net deferred tax asset	$4,067	$2,642
Federal Home Loan Bank stock	3,599	3,377
Interest income receivable on loans	2,054	1,859
Interest income receivable on investments	1,701	1,312
Federal Reserve Bank stock	758	758
Investments in limited partnerships	5,476	266
Prepaid expenses and other	1,142	2,812
	$18,797	$13,026

NOTE 7 — DEPOSITS

Deposit totals were as follows:

	DECEMBER 31,
(in thousands)	2018	2017

Demand	$594,502	$539,383
Money market deposit accounts	272,766	280,342
Savings	76,915	69,630
Time deposits $250,000 and under	23,816	29,424
Time deposits over $250,000	18,496	20,103
Total deposits	$986,495	$938,882

Certificates of deposit issued and their remaining maturities at December 31, 2018, are as follows (in thousands):

Year ending December 31,
2019	$36,611
2020	4,550
2021	956
2022	141
2023	54
$42,312

NOTE 8 — FHLB ADVANCES

At December 31, 2018, the Company had no outstanding advances from the Federal Home Loan Bank (“FHLB”). Unused and available advances totaled $268,936,000 at December 31, 2018.  Loans carried at $711,902,000 as of December 31, 2018, were pledged as collateral on advances from the Federal Home Loan Bank.

At December 31, 2017, the Company had no outstanding advances from the Federal Home Loan Bank (“FHLB”). Unused and available advances totaled $249,170,000 at December 31, 2017.  Loans carried at $662,544,000 as of December 31, 2017, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 9 — INTEREST ON DEPOSITS

Interest on deposits was comprised of the following:

	YEARS ENDED DECEMBER 31,
(in thousands)	2018	2017

Savings and other deposits	$1,465	$896
Time deposits over $250,000	68	74
Other time deposits	73	95
	$1,606	$1,065

NOTE 10 — INCOME TAXES

The provision for income taxes consists of the following:

(in thousands)	YEARS ENDED DECEMBER 31,
	2018	2017
Current
Federal	$2,711	$3,185
State	1,927	1,447
	4,638	4,632
Deferred
Federal	(494)	1,380
State	(334)	135
	(828)	1,515

	$3,810	$6,147

The components of the Company’s deferred tax assets and liabilities (included in accrued interest and other assets on the consolidated balance sheets, is shown below:

(in thousands)	DECEMBER 31,
	2018	2017
Deferred tax assets:
Allowance for loan losses	$2,568	$2,415
Restricted stock expense	95	1
Accrued vacation	80	72
Accrued salary continuation liability	1,035	901
Deferred compensation	76	77
Core deposit intangible	58	44
Merger Costs	95	103
Reserve for undisbursed commitments	117	90
OREO expenses	173	173
State income tax	405	304
Holding company organization fees	12	15
Unrealized loss on securities available for sale	183	0
	4,897	4,195
Deferred tax liabilities:
Prepaid expenses	(117)	(418)
FHLB dividends	(144)	(158)
Accumulated depreciation	(9)	(102)
Accrued bonus	(2)	1
Deferred loan costs	(353)	(330)
Goodwill Amortization	(196)	(131)
Limited partner investment in small business equity fund	(9)	0
Unrealized gain on securities available for sale	0	(415)
	(830)	(1,553)

Net deferred income tax asset	$4,067	$2,642

Management has assessed the realizability of deferred tax assets and believes it is more likely than not that all deferred tax assets will be realized in the normal course of operations. Accordingly, these assets have not been reduced by a valuation allowance.

The Company periodically reviews its income tax positions based on tax laws and regulations and financial reporting considerations, and records adjustments as appropriate. This review takes into consideration the status of current taxing authorities’ examinations of the Company’s tax returns, recent positions taken by the taxing authorities on similar transactions.

The Company had no liabilities for unrecognized tax benefits as of December 31, 2018 and 2017.

The effective tax rate for 2018 and 2017 differs from the current Federal statutory income tax rate as follows:

	YEARS ENDED DECEMBER 31,
	2018	2017

Federal statutory income tax rate	21.0%	34.0%
State taxes, net of federal tax benefit	8.6%	7.2%
Tax exempt interest on municipal securities and loans	-3.5%	-5.2%
Deferred tax asset re-measurement	0.0%	6.5%
Other	-1.3%	-2.2%
Effective tax rate	24.8%	40.3%

Oak Valley Bancorp files a consolidated return in the U.S. Federal tax jurisdiction and a combined report in the State of California tax jurisdiction.  None of the entities are subject to examination by taxing authorities for years before 2015 for U.S. Federal or for years before 2014 for California.

NOTE 11 — STOCK OPTION PLAN

The Company currently has two equity based incentive plans, the Oak Valley Bancorp 2008 Stock Plan and the Oak Valley Bancorp 2018 Stock Plan. The 2018 Stock Plan provides for awards in the form of incentive stocks, non-statutory stock options, stock appreciation rights and restrictive stocks. Under the 2018 Plan, the Company is authorized to issue 607,500 shares of its common stock to key employees and directors as incentive and non-qualified stock options, respectively, at a price equal to the fair value on the date of grant. The Plan provides that the options are exercisable in equal increments over a five-year period from the date of grant or over any other schedule approved by the Board of Directors. All incentive stock options expire no later than ten years from the date of grant. Future grants are not permitted under the 2008 Stock Plan and will all be issued from the 2018 Stock Plan until it expires. As of December 31, 2018, 595,250 shares were available to be issued under the 2018 Stock Plan pursuant to new grants.

A summary of the status of the Company’s stock option plan and changes during the years end December 31, 2018 and 2017 are presented below.

	DECEMBER 31, 2018		DECEMBER 31, 2017
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	3,500	$5.94	15,000	$9.58
Granted	0	$0.00	0	$0.00
Exercised	(1,500)	$4.58	(9,000)	$10.10
Forfeited	(1,000)	$8.25	(2,500)	$12.75
Outstanding at end of year	1,000	$5.74	3,500	$5.94

(dollars in thousands)	December 31,
	2018	2017
Weighted-average fair value of options granted during the year	N/A	N/A

Intrinsic value of options exercised	$20	$56

Options outstanding and exercisable at year end:	1,000	3,500
Weighted average exercise price	$5.74	$5.94
Intrinsic value	$13	$48
Weighted average remaining contractual life (in months)	1	9

For the year ended December 31, 2018 and 2017, there was no recorded income tax benefits related to disqualifying dispositions of stock option exercises. All outstanding stock options became fully vested during 2014 and therefore there is no remaining unrecognized stock option compensation expense.

A summary of the status of the Company’s restricted stock and changes during the years ended December 31, 2018 and 2017 are presented below.

	DECEMBER 31, 2018		DECEMBER 31, 2017
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	24,800	$11.07	56,075	$8.16
Granted	96,650	$21.40	8,000	$14.62
Vested	(11,900)	$11.93	(32,425)	$7.45
Cancelled	(1,950)	$20.21	(6,850)	$8.54
Unvested at end of year	107,600	$20.09	24,800	$11.07

The Company granted 96,650 shares of restricted stock in 2018 with a weighted average fair value of $21.40 per share. For the year ended December 31, 2018, total compensation expense recorded in the consolidated statements of income related to restricted stock awards was $431,000, with an offsetting tax benefit of $128,000, as this expense is deductible for income tax purposes. The Company recorded an additional tax benefit of $22,000 to income tax expense to recognize the full tax deduction of the vested restricted stock, which is equal to the fair value on the vesting date, as the tax benefit from the restricted stock expense is based on the grant date fair value. As of December 31, 2018, there was $1,813,000 of total unrecognized compensation cost related to restricted stock awards which is expected to be recognized over a weighted-average period of 4.14 years. During 2018, shares of restricted stock awards totaling 11,900 with a fair value of $252,000, based on the vested date of each award, were vested and became unrestricted.

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

NOTE 12 — EARNINGS PER SHARE

Earnings per share (“EPS”) are based upon the weighted average number of common shares outstanding during each year. The following table shows: (1) weighted average basic shares, (2) effect of dilutive securities related to stock options and non-vested restricted stock, and (3) weighted average diluted shares. Basic EPS are calculated by dividing net income by the weighted average number of common shares outstanding during each period, excluding dilutive stock options and unvested restricted stock awards. Diluted EPS are calculated using the weighted average diluted shares. The total dilutive shares included in annual diluted EPS is a year-to-date weighted average of the total dilutive shares included in each quarterly diluted EPS computation under the treasury stock method. We have two forms of outstanding common stock: common stock and unvested restricted stock awards. Holders of restricted stock awards receive non-forfeitable dividends at the same rate as common stockholders and they both share equally in undistributed earnings. Therefore, under the two-class method the difference in EPS is not significant for these participating securities.

The Company’s calculation of earnings per share (“EPS”) including basic EPS, which does not consider the effect of common stock equivalents and diluted EPS, which considers all dilutive common stock equivalents is as follows:

	YEAR ENDED DECEMBER 31, 2018
		Weighted Avg
(dollars in thousands)	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$11,537	8,081,482	$1.43

Effect of dilutive securities:
Stock options	—	1,791
Non-vested restricted stock	—	16,825
Total dilutive shares		18,616

Diluted EPS:
Net income per diluted share	$11,537	8,100,098	$1.42

	YEAR ENDED DECEMBER 31, 2017
		Weighted Avg
(dollars in thousands)	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$9,094	8,060,686	$1.13

Effect of dilutive securities:
Stock options	—	3,978
Non-vested restricted stock	—	16,833
Total dilutive shares		20,811

Diluted EPS:
Net income per diluted share	$9,094	8,081,497	$1.13

There were no anti-dilutive stock options outstanding during 2018 and 2017 because the exercise price of all outstanding options was less than the average market price of the common shares.

During 2018, weighted average non-vested restricted shares totaling 73,257 were anti-dilutive, and therefore not included in the total diluted shares calculation, as the grant date fair value was greater than the average fair market price of the common shares. During 2017, there were no anti-dilutive shares from non-vested restricted stock grants because the fair value of each grant was lower than the average market price of the common shares.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

The Company is obligated for rental payments under certain operating lease agreements, some of which contain renewal options and escalation clauses that provide for increased rentals. Total rental expense for the years ended December 31, 2018 and 2017, was $1,171,000 and $1,092,000, respectively.

At December 31, 2018, the future minimum commitments under these operating leases are as follows (in thousands):

Year ending December 31,
2019	$1,102
2020	1,083
2021	785
2022	735
2023	438
Thereafter	1,944
$6,087

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

Financial instruments at December 31, 2018 whose contract amounts represent credit risk:

Contract
(in thousands)	Amount

Undisbursed loan commitments	$132,784
Checking reserve	1,280
Equity lines	17,478
Standby letters of credit	2,328
$153,870

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

NOTE 14 — FINANCIAL INSTRUMENTS

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of December 31, 2018 and 2017. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change. The following methods and assumptions are used by the Company.

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

The estimated fair values of the Company’s financial instruments at December 31, 2018 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$126,145	$126,145	1
Restricted equity securities	4,357	4,357	2
Loans, net	702,220	697,369	3
Interest receivable	3,755	3,755	2

Financial liabilities:
Deposits	(986,495)	(986,096)	3
Interest payable	(40)	(40)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,539)	3

The estimated fair values of the Company’s financial instruments at December 31, 2017 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$149,173	$149,173	1
Restricted equity securities	4,135	4,135	2
Loans, net	652,989	658,618	3
Interest receivable	1,312	1,312	2

Financial liabilities:
Deposits	(938,882)	(829,992)	3
Interest payable	(45)	(45)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,180)	3

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. During 2018, there were no transfers between levels of the fair value hierarchy.

Assets and liabilities measured at fair value on a recurring and non-recurring basis for the years ended December 31, 2018 and 2017 are summarized below:

	Fair Value Measurements at December 31, 2018 Using
(in thousands)	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$44,106	$0	$44,106	$0
Collateralized mortgage obligations	2,012	0	2,012	0
Municipalities	93,237	0	93,237	0
SBA pools	8,673	0	8,673	0
Corporate debt	20,587	0	20,587	0
Asset backed securities	38,096	0	38,096	0

Equity Securities:*
Mutual fund	$3,106	$3,106	$0	$0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$226	$0	$0	$226
Consumer residential	14	0	0	14

	Fair Value Measurements at December 31, 2017 Using
(in thousands)	December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$29,972	$0	$29,972	$0
Collateralized mortgage obligations	2,593	0	2,593	0
Municipalities	93,067	0	93,067	0
SBA pools	11,850	0	11,850	0
Corporate debt	18,789	0	18,789	0
Asset backed securities	22,977	0	22,977	0

Equity Securities:*
Mutual fund	$3,112	$3,112	0	0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$313	$0	$0	$313
Commercial and industrial	302	0	0	302
Consumer residential	16	0	0	16
Other real estate owned	253	0	0	253

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

NOTE 16 — RELATED PARTY TRANSACTIONS

The Company, in the normal course of business, makes loans and receives deposits from its directors, officers, principal shareholders, and their associates. In management’s opinion, these transactions are on substantially the same terms as comparable transactions with other customers of the Company. Loans to directors, officers, shareholders, and affiliates are summarized below:

	YEARS ENDED DECEMBER 31,
(in thousands)	2018	2017

Aggregate amount outstanding, beginning of year	$5,350	$7,100
New loans or advances during year	2,454	7
Repayments during year	(1,909)	(1,757)
Aggregate amount outstanding, end of year	$5,895	$5,350

Related party deposits totaled $52,479,000 and $63,633,000 at December 31, 2018 and 2017, respectively.

From time to time, some of the Company’s Directors, directly or through affiliates, may perform services for the Bank. These activities are performed in the ordinary course of the Bank’s business and are subject to strict compliance with the policies outlined below. In 2018, the Company paid $430,000 to Design Studio 120, a company affiliated with a Director’s daughter, for renovation and design work performed in connection with new branches in Sacramento, Sonora and Turlock that opened in 2018. In 2017, the Company paid $131,000 to Design Studio 120 for similar services in connection with various projects and maintenance on the Bank’s branches. Except for such payments, no other material services or activities were performed for purposes of Item 404(a) of Regulation S-K under the Exchange Act.

NOTE 17 — PROFIT SHARING PLAN

The profit sharing plan to which both the Company and eligible employees contribute was established in 1995. Bank contributions are voluntary and at the discretion of the Board of Directors. Contributions were approximately $621,000 and $509,000 for the years ended December 31, 2018 and 2017, respectively.

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

NOTE 19 — OTHER POST-RETIREMENT BENEFIT PLANS

Certain officers have entered into salary continuation agreements with the Company (the “Salary Continuation Agreements”). Under the Salary Continuation Agreements, the participants will be provided with a fixed annual retirement benefit for ten to twenty years after retirement. The Company is also responsible for certain pre-retirement death benefits under the Salary Continuation Agreements. In connection with the implementation of the Salary Continuation Agreements, the Company purchased single premium life insurance policies on the life of each of the officers covered under the Salary Continuation Agreements. The Company is the owner and partial beneficiary of these life insurance policies. The assets of the Salary Continuation Agreements, under Internal Revenue Service regulations, are owned by the Company and are available to satisfy the Company’s general creditors.

During December 2001, the Company adopted a director retirement plan (“DRP”). Under the DRP, the participants will be provided with a fixed annual retirement benefit for ten years after retirement. The Company is also responsible for certain pre-retirement death benefits under the DRP. In connection with the implementation of the DRP, the Company purchased single premium life insurance policies on the life of each director covered under the DRP. The Company is the owner and partial beneficiary of these life insurance policies. The assets of the DRP, under Internal Revenue Service regulations, are the property of the Company and are available to satisfy the Company’s general creditors.

Future compensation under both types of arrangements is earned for services rendered through retirement. The Company accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the arrangements. The Company’s current benefit liability is determined based on vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which average approximately ten years. At December 31, 2018 and 2017, $3,501,000 and $3,047,000, respectively, has been accrued to date, and is included in other liabilities on the consolidated balance sheets.

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

The combined cash surrender value of all Bank-owned life insurance policies was $19,029,000 and $18,517,000 at December 31, 2018 and 2017, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total, Tier I and Common Equity Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2018, that the Bank and Company meets all capital adequacy requirements to which they are subject.

As of December 31, 2018, the most recent notification from the Federal Reserve Bank categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, Common Equity Tier 1 risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since notification that management believes have changed the Bank’s category.

The Company and Bank’s actual capital amounts and ratios at December 31, 2018 and 2017, are presented in the following table.

					To be well
					capitalized under
(in thousands)			Adequately capitalized		prompt corrective
	Actual		threshold (1)		action provisions
Capital ratios for Bank:	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2018
Total capital (to Risk- Weighted Assets)	$104,253	11.7%	$87,691	>9.875%	$88,801	>10.0%
Tier I capital (to Risk- Weighted Assets)	$95,172	10.7%	$69,931	>7.875%	$71,041	>8.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$95,172	10.7%	$56,611	>6.375%	$57,721	>6.5%
Tier I capital (to Average Assets)	$95,172	8.7%	$43,665	>4.0%	$54,581	>5.0%

As of December 31, 2017
Total capital (to Risk- Weighted Assets)	$93,933	11.3%	$77,102	>9.25%	$83,354	>10.0%
Tier I capital (to Risk- Weighted Assets)	$85,462	10.3%	$60,431	>7.25%	$66,683	>8.0%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$85,462	10.3%	$47,928	>5.75%	$54,180	>6.5%
Tier I capital (to Average Assets)	$85,462	8.4%	$40,820	>4.0%	$51,025	>5.0%

Capital ratios for Bancorp:

As of December 31, 2018
Total capital (to Risk- Weighted Assets)	$104,613	11.8%	$87,699	>9.875%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$95,532	10.8%	$69,937	>7.875%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$95,532	10.8%	$56,616	>6.375%	N/A	N/A
Tier I capital (to Average Assets)	$95,532	8.8%	$43,667	>4.0%	N/A	N/A

As of December 31, 2017
Total capital (to Risk- Weighted Assets)	$94,354	11.3%	$77,119	>9.25%	N/A	N/A
Tier I capital (to Risk- Weighted Assets)	$85,883	10.3%	$60,445	>7.25%	N/A	N/A
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$85,883	10.3%	$47,939	>5.75%	N/A	N/A
Tier I capital (to Average Assets)	$85,883	8.4%	$40,823	>4.0%	N/A	N/A

(1)       The adequately capitalized thresholds in the table above, includes the capital conservation buffers of 1.875% in 2018 and 1.25% in 2017, that became effective January 1, 2016. These ratios are not reflected on a fully phased-in basis, which occured in January 2019.

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

OAK VALLEY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

(dollars in thousands)
	December 31,	December 31,
ASSETS	2018	2017

Cash	$281	$269
Investment in bank subsidiary	98,678	90,346
Other assets	107	186

Total assets	$99,066	$90,801

LIABILITIES AND SHAREHOLDERS’ EQUITY

Other liabilities	$28	$34

Total liabilities	$28	$34

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,194,805 and 8,098,605 shares issued and outstanding at December 31, 2018 and 2017, respectively	25,429	24,773
Additional paid-in capital	3,358	3,576
Retained earnings	70,686	61,429
Accumulated other comprehensive (loss) income, net of tax	(435)	989

Total shareholders’ equity	99,038	90,767

Total liabilities and shareholders' equity	$99,066	$90,801

OAK VALLEY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.  PARENT ONLY CONDENSED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF INCOME

(dollars in thousands)	Year Ended December 31,
	2018	2017
INCOME
Dividends declared by subsidiary	$2,117	$2,022
Total income	2,117	2,022

EXPENSES
Salary expense	110	102
Employee benefit expense	431	103
Legal expense	90	69
Other operating expenses	108	106
Total non-interest expense	739	380

Income before equity in undistributed income of subsidiary	1,378	1,642

Equity in undistributed net income of subsidiary	9,919	7,207
Income before income tax benefit	11,297	8,849

Income tax benefit	240	245

Net income	$11,537	$9,094

OAK VALLEY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.  PARENT ONLY CONDENSED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF CASHFLOWS

	YEAR ENDED DECEMBER 31,
(dollars in thousands)	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,537	$9,094
Adjustments to reconcile net income to net cash from operating activities:
Undistributed net income of subsidiary	(9,919)	(7,207)
Stock based compensation	431	103
(Decrease) increase in other liabilities	(6)	33
Decrease (increase) in other assets	79	(52)
Net cash from operating activities	2,122	1,971

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(2,117)	(2,022)
Proceeds from sale of common stock and exercise of stock options	7	91
Net cash used in financing activities	(2,110)	(1,931)

NET INCREASE IN CASH AND CASH EQUIVALENTS	12	40

CASH AND CASH EQUIVALENTS, beginning of period	269	229

CASH AND CASH EQUIVALENTS, end of period	$281	$269

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$4,145	$5,922