Form 10-K/A
period 2018-12-31
Oak Valley Bancorp
filed 2019-03-26
CIK 1431567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders will be filed with the Commission within 120 days after the end of the Registrant’s 2018 fiscal year end and are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Form 10-K”), which Oak Valley Bancorp (the “Company”) originally filed with the Securities and Exchange Commission (“SEC”) on March 11, 2019 (the “Original Filing”). This Amendment is being filed solely to amend and replace Item 7 of the Form 10-K to correct an error in the Company’s reporting of its book value per common share as of December 31, 2018, which should have been reported as $12.09 instead of $18.30 and to check the box on the cover page indicating that the Company is a "smaller reporting company" as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

Except as described above, this Amendment does not modify, amend, or update any other disclosures or information presented in the Original Filing, and this Amendment does not reflect events occurring after the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications by the Company’s principal executive officer and principal financial officer, which are being filed as exhibits to the Amendment. Because the Amendment includes no financial statements, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Highlights of the financial results are presented in the following table:

	As of and for the years ended December 31,
(Dollars in thousands, except per share data)	2018	2017	2016
For the period:
Net income available to common shareholders	$11,537	9,094	$7,665
Net income per common share:
Basic	$1.43	1.13	$0.95
Diluted	$1.42	1.13	$0.95
Return on average common equity	12.26%	10.41%	9.43%
Return on average assets	1.08%	0.91%	0.83%
Common stock dividend payout ratio of earnings during the period	18.31%	22.23%	25.31%
Efficiency ratio	61.37%	60.66%	63.13%
At period end:
Book value per common share	$12.09	11.21	$10.19
Total assets	$1,094,887	1,034,852	$1,002,110
Total gross loans	$711,902	662,544	$610,949
Total deposits	$986,495	938,882	$914,093
Net loan-to-deposit ratio	71.18%	69.55%	65.76%

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

3.5

Certificate of Determination dated December 2, 2008 and filed with the California Secretary of State for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.4 to the Form 8-A filed on January 14, 2009)

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

4.1	Warrant to Purchase Common Stock dated December 5, 2008 (incorporated by reference to Exhibit 10.4 to the Form 8-A filed on January 14, 2009).

10.1	Oak Valley Community Bank 1998 Restated Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Form 10 filed on July 31, 2008).

10.2	Oak Valley Community Bank Form of Director Retirement Agreement (incorporated by reference to Exhibit 10.2 to the Form 10 filed on July 31, 2008).

10.3	Oak Valley Community Bank Form of Salary Continuation Agreement (incorporated by reference to Exhibit 10.3 to the Form 10 filed on July 31, 2008).

10.4	Securities Purchase Agreement between Oak Valley Bancorp and the U.S. Treasury effective December 4, 2008 (incorporated by reference to Exhibit 10.4 to the Form 8-A filed on January 14, 2009).

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

10.7

The First Amendment to the Oak Valley Community Bank Amended and Restated Salary Continuation Agreement with Christopher M. Courtney, dated July 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 9, 2017).†

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

10.12	The 2016 Salary Continuation Agreement with Michael J. Rodrigues, dated July 1, 2016 (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on June 9, 2017).†

10.13	The 2016 Salary Continuation Agreement with Jeffrey Gall, dated July 1, 2016 (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on June 9, 2017).†

10.14	Executive Employment Agreement between Richard A. McCarty and Oak Valley Bancorp dated March 20, 2018 (incorporated by reference to Exhibit 10.9 to the Form 10-Q filed on May 10, 2018).†

10.15	Oak Valley Bancorp 2018 Equity Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders filed as of May 7, 2018). †

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Form 10-K filed on March 31, 2009).

21	Subsidiaries of the Issuer (incorporated by reference to Exhibit 21 to the Form 10 filed on July 31, 2008).

23.1	Consent of Independent Registered Public Accounting Firm.*

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Previously filed with the Registrant’s Form 10-K for the year ended December 31, 2018 that was filed with the Securities and Exchange Commission on March 11, 2019.
**	Previously furnished with the Registrant’s Form 10-K for the year ended December 31, 2018 that was filed with the Securities and Exchange Commission on March 11, 2019.
†	Indicates management contract or compensatory plan.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAK VALLEY BANCORP

By:	/s/ JEFFREY A. GALL
Jeffrey A. Gall
Chief Financial Officer

March 26, 2019