Form 10-Q
period 2019-03-31
Oak Valley Bancorp
filed 2019-05-09
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	OVLY	The Nasdaq Stock Market, LLC

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,209,750 shares of common stock outstanding as of May 1, 2019.

Oak Valley Bancorp

March 31, 2019

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)	March 31,	December 31,
	2019	2018
ASSETS
Cash and due from banks	$87,292	$116,425
Federal funds sold	6,655	9,720
Cash and cash equivalents	93,947	126,145

Securities - available for sale	200,405	206,712
Securities - equity investments	3,171	3,106
Loans, net of allowance for loan loss of $8,677 and $8,685 at March 31, 2019 and December 31, 2018, respectively	697,768	702,220
Cash surrender value of life insurance	19,153	19,028
Bank premises and equipment, net	14,667	14,937
Goodwill and other intangible assets, net	3,915	3,942
Interest receivable and other assets	22,655	18,797

	$1,055,681	$1,094,887

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$938,743	$986,495
Interest payable and other liabilities	14,720	9,354
Total liabilities	953,463	995,849

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,209,750 and 8,194,805 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	25,435	25,429
Additional paid-in capital	3,399	3,358
Retained earnings	72,684	70,686
Accumulated other comprehensive income (loss), net of tax	700	(435)
Total shareholders’ equity	102,218	99,038

	$1,055,681	$1,094,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share amounts)	THREE MONTHS ENDED MARCH 31,
	2019	2018
INTEREST INCOME
Interest and fees on loans	$8,427	$7,571
Interest on securities	1,539	1,228
Interest on federal funds sold	51	37
Interest on deposits with banks	516	571
Total interest income	10,533	9,407

INTEREST EXPENSE
Deposits	422	290
Total interest expense	422	290

Net interest income	10,111	9,117
Provision for loan losses	0	0

Net interest income after provision for loan losses	10,111	9,117

OTHER INCOME
Service charges on deposits	393	370
Debit card transaction fee income	274	278
Earnings on cash surrender value of life insurance	125	125
Mortgage commissions	22	32
Gains on sales and calls of securities	109	71
Gain on sale of OREO	0	193
Other	352	263
Total non-interest income	1,275	1,332

OTHER EXPENSES
Salaries and employee benefits	4,404	4,019
Occupancy expenses	890	887
Data processing fees	447	416
Regulatory assessments (FDIC & DBO)	110	114
Other operating expenses	1,382	1,296
Total non-interest expense	7,233	6,732

Net income before provision for income taxes	4,153	3,717

Total provision for income taxes	1,049	915
Net Income	$3,104	$2,802

Net income per share	$0.38	$0.35

Net income per diluted share	$0.38	$0.35

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
(in thousands)	2019	2018

Net income	$3,104	$2,802
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains (losses) arising during the period	1,721	(1,339)
Less: reclassification for net gains included in net income	(109)	(71)
Other comprehensive gain (loss), before tax	1,612	(1,410)
Tax (expense) benefit related to items of other comprehensive income	(477)	417
Total other comprehensive gain (loss)	1,135	(993)
Comprehensive income	$4,239	$1,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	THREE MONTHS ENDED MARCH 31, 2018 AND 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2018	8,098,605	$24,773	$3,576	$61,429	$989	$90,767
Stock options exercised						0
Restricted stock issued	84,400					0
Restricted stock forfeited						0
Cash dividends declared $0.13 per share of common stock				(1,053)		(1,053)
Stock based compensation			72			72
APIC reclassification		649	(649)			0
Other comprehensive loss					(993)	(993)
Reclassification from adoption of ASU 2016-01				(163)	163	0
Net income				2,802		2,802
Balances, March 31, 2018	8,183,005	25,422	2,999	63,015	159	$91,595

Balances, January 1, 2019	8,194,805	25,429	3,358	70,686	(435)	$99,038
Stock options exercised	1,000	6				6
Restricted stock issued	20,845					0
Restricted stock forfeited	(1,500)					0
Restricted stock surrendered for tax withholding	(5,400)		(90)			(90)
Cash dividends declared $0.135 per share of common stock				(1,106)		(1,106)
Stock based compensation			131			131
Other comprehensive loss					1,135	1,135
Net income				3,104		3,104
Balances, March 31, 2019	8,209,750	$25,435	$3,399	$72,684	$700	$102,218

The accompanying notes are an integral part of these condensed consolidated financial statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
(dollars in thousands)	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,104	$2,802
Adjustments to reconcile net income to net cash from operating activities:
Decrease in deferred fees/costs, net	(33)	(89)
Depreciation	272	306
Amortization of investment securities, net	280	261
Stock based compensation	131	72
Gain on sale of OREO property	0	(193)
Gain on calls and sale of available for sale securities	(109)	(71)
Earnings on cash surrender value of life insurance	(125)	(125)
Increase in interest payable and other liabilities	5,568	674
Decrease in interest receivable	392	208
(Increase) decrease in other assets	(1,476)	826
Net cash from operating activities	8,004	4,671

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(7,176)	(26,666)
Purchases of equity securities	(22)	(21)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	11,657	6,156
Investment in LIHTC	(202)	0
Net decrease in loans	4,485	14,176
Proceeds from sale of OREO	0	447
Purchases of premises and equipment	(2)	(636)
Net cash from (used in) investing activities	8,740	(6,544)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(1,106)	(1,053)
Net (decrease) increase in demand deposits and savings accounts	(44,967)	19,149
Net decrease in time deposits	(2,785)	(2,690)
Proceeds from exercise of stock options	6	0
Tax withholding payments on vested restricted shares surrendered	(90)	0
Net cash (used in) from financing activities	(48,942)	15,406

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(32,198)	13,533

CASH AND CASH EQUIVALENTS, beginning of period	126,145	149,173

CASH AND CASH EQUIVALENTS, end of period	$93,947	$162,706

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$423	$292

NON-CASH INVESTING ACTIVITIES:
Change in unrealized gain (loss) on securities	$1,612	$(1,410)
Change in contributions payable to LIHTC limited partner investment	$(202)	$0
Lease right-of-use asset	$4,817	$0

NON-CASH FINANCING ACTIVITIES:
Present value of lease obligations	$5,246	$0

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

The consolidated financial statements include the accounts of the parent company and its wholly-owned bank subsidiary. Unless otherwise stated, the “Company” refers to the consolidated entity, Oak Valley Bancorp, while the “Bank” refers to Oak Valley Community Bank. All material intercompany transactions have been eliminated. The interim consolidated financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2019 are not necessarily indicative of the results of a full year’s operations. Certain prior year amounts have been reclassified to conform to the current year presentation. There was no effect on net income or shareholders’ equity as previously reported as a result of reclassifications. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities, including leases classified as operating leases under previous GAAP, on the balance sheet and requiring additional disclosures of key information about leasing arrangements. ASU 2016-02 is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2018 and was adopted under the current period adjustment method, which allows for prior period accumulated amounts to be recorded as of the effective date. The Company adopted this ASU effective January 1, 2019 and determined that the gross-up of its balance sheet from recording a right-of-use (ROU) asset and a lease liability for each lease as a result of adopting this ASU, did not have a material impact on the Company’s Consolidated financial statements. See Note 5 for further discussion of the Company’s leases and the impact of this ASU.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU was issued to address certain stranded tax effects in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act of 2017. The ASU provides companies the option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change from the newly enacted corporate tax rate is recorded. The amount of the reclassification would be calculated on the basis of the difference between the historical and newly enacted tax rates for deferred tax liabilities and assets related to items within accumulated other comprehensive income. The ASU requires companies to disclose its accounting policy related to releasing income tax effects from accumulated other comprehensive income, whether it has elected to reclassify the stranded tax effects, and information about the other income tax effects that are reclassified. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods, therein, and early adoption is permitted for public business entities for which financial statements have not yet been issued. On January 1, 2018, the Company adopted the ASU and made a reclassification adjustment of $163,000 from accumulated other comprehensive income to retained earnings on the Consolidated Statements of Shareholders' Equity, related to the stranded tax effects due to the change in the federal corporate tax rate applied on the unrealized gains (losses) on investments on a portfolio basis, to reflect the provisions of this ASU.

NOTE 3 – SECURITIES

Equity Securities

The Company held equity securities with fair values of $3,171,000 and $3,106,000 at March 31, 2019 and December 31, 2018, respectively. There were no sales of equity securities during the three months ended March 31, 2019. Consistent with ASU 2016-01, these securities are carried at fair value with the changes in fair value recognized in the consolidated statement of income. Accordingly, the Company recognized an unrealized loss of $43,000 during the three months ended March 31, 2019. The change for the three months ended March 31, 2018 was not significant.

Debit Securities

Debt securities have been classified in the financial statements as available for sale. The amortized cost and estimated fair values of debt securities as of March 31, 2019 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$36,920	$200	$(200)	$36,920
Collateralized mortgage obligations	1,947	2	(41)	1,908
Municipalities	91,038	2,074	(147)	92,965
SBA pools	8,187	14	(37)	8,164
Corporate debt	21,425	76	(714)	20,787
Asset backed securities	39,893	101	(333)	39,661
	$199,410	$2,467	$(1,472)	$200,405

The following tables detail the gross unrealized losses and fair values of debt securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2019.

(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$967	$(1)	$19,524	$(199)	$20,491	$(200)
Collateralized mortgage obligations	0	0	1,659	(41)	1,659	(41)
Municipalities	3,039	(4)	21,834	(143)	24,873	(147)
SBA pools	1,910	(1)	4,645	(36)	6,555	(37)
Corporate debt	1,998	(2)	13,828	(712)	15,826	(714)
Asset backed securities	20,751	(256)	6,409	(77)	27,160	(333)
Total temporarily impaired securities	$28,665	$(264)	$67,899	$(1,208)	$96,564	$(1,472)

At March 31, 2019, twenty-five municipalities, ten corporate debts, seventeen U.S. agencies, five Small Business Administration pools, ten asset backed securities and three collateralized mortgage obligations make up the total debt securities in an unrealized loss position for greater than 12 months. At March 31, 2019, two municipalities, one U.S. agency, four asset backed securities, two SBA pools, and one corporate debts make up the total debt securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and the volatility of the security’s fair value. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes and the Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities at March 31, 2019, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$33,491	$33,487
Due after one year through five years	57,245	57,853
Due after five years through ten years	39,586	39,949
Due after ten years	69,088	69,116
	$199,410	$200,405

The amortized cost and estimated fair values of debt securities as of December 31, 2018, are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$44,474	$135	$(503)	$44,106
Collateralized mortgage obligations	2,071	0	(59)	2,012
Municipalities	92,257	1,404	(424)	93,237
SBA pools	8,707	13	(47)	8,673
Corporate debt	21,426	62	(901)	20,587
Asset backed securities	38,395	119	(417)	38,097
	$207,330	$1,733	$(2,351)	$206,712

The following tables detail the gross unrealized losses and fair values of debt securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2018.

(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$22,007	$(230)	$11,972	$(273)	$33,979	$(503)
Collateralized mortgage obligations	93	(1)	1,917	(58)	2,010	(59)
Municipalities	9,630	(55)	26,559	(369)	36,189	(424)
SBA pools	3,284	(8)	3,726	(39)	7,010	(47)
Corporate debt	3,999	(59)	11,645	(842)	15,644	(901)
Asset backed securities	23,604	(412)	1,853	(5)	25,457	(417)
Total temporarily impaired securities	$62,617	$(765)	$57,672	$(1,586)	$120,289	$(2,351)

The Company recognized gross gains of $109,000 for the three month period ended March 31, 2019, on certain available-for-sale securities that were called, compared to a gain of $1,000 recorded for the same period during 2018. There were no sales of available-for-sale securities during the three months ended March 31, 2019, as compared to one sale of a municipal bond resulting in a gain of $70,000 during the same period of 2018.

Debt securities carried at $109,053,000 and $118,771,000 at March 31, 2019 and December 31, 2018, respectively, were pledged to secure deposits of public funds.

NOTE 4 – LOANS

The Company’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of March 31, 2019, approximately 78% of the Company’s loans are commercial real estate loans which include construction loans. Approximately 12% of the Company’s loans are for general commercial uses including professional, retail, and small business. Additionally, 5% of the Company’s loans are for residential real estate and other consumer loans. The remaining 5% are agriculture loans. Loan totals were as follows:

(in thousands)	March 31, 2019	December 31, 2018
Commercial real estate:
Commercial real estate- construction	$26,782	$20,263
Commercial real estate- mortgages	450,584	460,701
Land	11,242	10,951
Farmland	64,167	62,604
Commercial and industrial	82,468	82,252
Consumer	1,116	1,314
Consumer residential	34,074	35,741
Agriculture	36,975	38,076
Total loans	707,408	711,902

Less:
Deferred loan fees and costs, net	(963)	(997)
Allowance for loan losses	(8,677)	(8,685)
Net loans	$697,768	$702,220

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At March 31, 2019 and December 31, 2018, commercial real estate loans equal to approximately 40%, of the outstanding principal balance of commercial real estate loans were secured by owner-occupied properties.

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

The Company maintains an independent loan review program that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Bank’s policies and procedures.

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

Non-accrual loans, segregated by class of loans, were as follows:

(in thousands)	March 31, 2019	December 31, 2018
Commercial real estate:
Commercial real estate- construction	$0	$0
Commercial real estate- mortgages	0	0
Land	906	906
Farmland	0	0
Commercial and industrial	0	0
Consumer	0	0
Consumer residential	14	14
Agriculture	0	0
Total non-accrual loans	$920	$920

Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income of approximately $14,000 in the three month period ended March 31, 2019, as compared to $19,000 in the same periods of 2018.

The following table analyzes past due loans including the past due non-accrual loans in the above table, segregated by class of loans, as of March 31, 2019 (in thousands):

March 31, 2019	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$26,782	$26,782	$0
Commercial R.E. - mortgages	0	0	0	0	450,584	450,584	0
Land	0	0	906	906	10,336	11,242	0
Farmland	0	0	0	0	64,167	64,167	0
Commercial and industrial	0	0	0	0	82,468	82,468	0
Consumer	0	0	14	14	1,102	1,116	0
Consumer residential	0	0	47	47	34,027	34,074	47
Agriculture	0	0	0	0	36,975	36,975	0
Total	$0	$0	$967	$967	$706,441	$707,408	$47

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

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. There was no interest income realized on impaired loans for the three months ended March 31, 2019 and 2018.

Impaired loans as of March 31, 2019 are set forth in the following table.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
March 31, 2019
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0
Land	1,222	0	906	906	680
Farmland	0	0	0	0	0
Commercial and Industrial	32	0	0	0	0
Consumer	0	0	0	0	0
Consumer residential	15	14	0	14	0
Agriculture	0	0	0	0	0
Total	$1,269	$14	$906	$920	$680

Average recorded investment in impaired loans outstanding as of March 31, 2019 and 2018 is set forth in the following table.

(in thousands)	Average Recorded Investment for the Three Months Ended March 31,
	2019	2018
Commercial real estate:
Commercial R.E. - construction	$0	$0
Commercial R.E. - mortgages	0	0
Land	906	993
Farmland	0	0
Commercial and Industrial	0	302
Consumer	0	0
Consumer residential	14	15
Agriculture	0	0
Total	$920	$1,310

Impaired loans as of December 31, 2018 are set forth in the following table.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
December 31, 2018
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	1,222	0	906	906	680	958
Farmland	0	0	0	0	0	0
Commercial and Industrial	32	0	0	0	0	176
Consumer	0	0	0	0	0	0
Consumer residential	15	14	0	14	0	14
Agriculture	0	0	0	0	0	0
Total	$1,269	$14	$906	$920	$680	$1,148

Troubled Debt Restructurings – In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

At March 31, 2019, there were 4 loans that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $920,000. At December 31, 2018, there were 4 loans that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $920,000. At March 31, 2019 and December 31, 2018 there were no unfunded commitments on loans classified as a troubled debt restructures. The Company has allocated $680,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of March 31, 2019 and December 31, 2018.

The modification of the terms of such loans typically includes one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date; or a temporary payment modification in which the payment amount allocated towards principal was reduced. In some cases, a permanent reduction of the accrued interest on the loan is conceded.

During the three months ended March 31, 2019 and 2018, no loans were modified as troubled debt restructurings. There were no loans modified as troubled debt restructurings within the previous twelve months and for which there was a payment default during the three month periods ended March 31, 2019 and 2018. A loan is considered to be in payment default once it is ninety days contractually past due under the modified terms.

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

As of March 31, 2019 and December 31, 2018, there are no loans that are classified with a risk grade of 8- Loss.

The following table presents weighted average risk grades of the Company’s loan portfolio:

	March 31, 2019	December 31, 2018
	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.00	3.00
Commercial real estate - mortgages	3.01	3.02
Land	3.56	3.58
Farmland	3.00	3.00
Commercial and industrial	3.04	3.08
Consumer	2.18	2.31
Consumer residential	3.01	3.01
Agriculture	3.12	3.12
Total gross loans	3.03	3.04

The following table presents risk grade totals by class of loans as of March 31, 2019 and December 31, 2018. Risk grades 1 through 4 have been aggregated in the “Pass” line.

(in thousands)	Commercial R.E. Construction	Commercial R.E. Mortgages	Land	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

March 31, 2019
Pass	$26,782	$447,738	$10,336	$64,167	$78,408	$1,076	$33,985	$34,758	$697,250
Special mention	-	2,846	-	-	4,060	-	-	2,217	9,123
Substandard	-	-	906	-	-	40	89	-	1,035
Doubtful	-	-	-	-	-	-	-	-	-
Total loans	$26,782	$450,584	$11,242	$64,167	$82,468	$1,116	$34,074	$36,975	$707,408

December 31, 2018
Pass	$20,263	$457,150	$10,045	$62,604	$77,254	$1,273	$35,698	$35,813	$700,100
Special mention	-	2,868	-	-	2,898	-	-	2,263	8,029
Substandard	-	683	906	-	2,100	41	43	-	3,773
Doubtful	-	-	-	-	-	-	-	-	-
Total loans	$20,263	$460,701	$10,951	$62,604	$82,252	$1,314	$35,741	$38,076	$711,902

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

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2019 and 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses
For the Three Months Ended March 31, 2019 and 2018

(in thousands)	Commercial	Commercial		Consumer
Three Months Ended March 31, 2019	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$6,580	$1,065	$39	$304	$693	$4	$8,685
Charge-offs	0	0	(10)	0	0	0	(10)
Recoveries	0	0	2	0	0	0	2
Provision for (reversal of) loan losses	(40)	(104)	2	(11)	(24)	177	0
Ending balance	$6,540	$961	$33	$293	$669	$181	$8,677

(in thousands)	Commercial	Commercial		Consumer
Three Months Ended March 31, 2018	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$6,331	$813	$27	$300	$693	$2	$8,166
Charge-offs	0	0	(4)	0	0	0	(4)
Recoveries	0	0	2	1	0	0	3
Provision for (reversal of) loan losses	(193)	(5)	(3)	(4)	(15)	220	0
Ending balance	$6,138	$808	$22	$297	$678	$222	$8,165

The following table details the allowance for loan losses and ending gross loan balances as of March 31, 2019, December 31, 2018 and March 31, 2018 summarized by collective and individual evaluation methods of impairment.

(in thousands)	Commercial	Commercial		Consumer
March 31, 2019	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Allowance for loan losses for loans:
Individually evaluated for impairment	$680	$0	$0	$0	$0	$0	$680
Collectively evaluated for impairment	5,860	961	33	293	669	181	7,997
	$6,540	$961	$33	$293	$669	$181	$8,677

Ending gross loan balances:
Individually evaluated for impairment	$906	$0	$0	$14	$0	$0	$920
Collectively evaluated for impairment	551,869	82,468	1,116	34,060	36,975	0	706,488
	$552,775	$82,468	$1,116	$34,074	$36,975	$0	$707,408
December 31, 2018
Allowance for loan losses for loans:
Individually evaluated for impairment	$680	$0	$0	$0	$0	$0	$680
Collectively evaluated for impairment	5,900	1,065	39	304	693	4	8,005
	$6,580	$1,065	$39	$304	$693	$4	$8,685

Ending gross loan balances:
Individually evaluated for impairment	$906	$0	$0	$14	$0	$0	$920
Collectively evaluated for impairment	553,613	82,252	1,314	35,727	38,076	0	710,982
	$554,519	$82,252	$1,314	$35,741	$38,076	$0	$711,902

Changes in the reserve for off-balance-sheet commitments were as follows:

	THREE MONTHS ENDED MARCH 31,
	2019	2018

Balance, beginning of period	$396	$305
Provision to Operations for Off Balance Sheet Commitments	49	63
Balance, end of period	$445	$368

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

At March 31, 2019 and December 31, 2018, loans carried at $707,408,000 and $711,902,000, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 5 — LEASES

We have historically entered into a number of lease arrangements under which we are the lessee. We have elected the practical expedient to rely on our original lease classification at the commencement of each lease contract, and not reassess the lease classifications upon the adoption of ASU No. 2016-02, Leases (Topic 842) on the effective date of January 1, 2019. Therefore, all of the Company’s leases are determined to be operating leases. The other practical expedients the Company adopted are: 1) combining lease and non-lease components into a single liability amount and 2) leases with fair values of less than $5,000 were not included as they are not considered to be material. The Company does not have any short term leases in which the original term at commencement is twelve months or less and therefore there is no impact of short-term leases on the initial ROU or lease liability recorded on January 1, 2019.

Most of our office leases include one or more optional renewal periods. The Company has not elected the hindsight practical expedient and therefore potential payments related to future lease renewal options are not reflected in the ROU asset and lease liability. Generally all of lease contracts have annual rent payment increases, some of which are based on the Consumer Price Index and others are fixed increases that are set forth within the contracts. The majority of our lease contracts are gross leases, in which a single monthly payment includes the lessor’s property and casualty insurance costs, property taxes, and common area maintenance associated with the property.

The Company determined the operating lease liability as of January 1, 2019, by calculating the present value of remaining base rent cash payments on each of its leases, excluding any renewal options regardless of the likeliness that the option would be exercised. As of January 1, 2019, the weighted average remaining term of the lease contracts was 7.9 years and the weighted average discount rate used to calculate the present value of the operating lease liability was 3.12%. The discount rate was based on our incremental borrowing rate through our line of credit with the FHLB as of January 1, 2019, for the borrowing term that was equal to the remaining term of each lease. The resulting operating lease liability recorded as of January 1, 2019 was $5,246,000, which is included in other liabilities in the condensed consolidated balance sheet. The ROU asset was then determined by adjusting the operating lease liability by deferred rent and unamortized tenant improvement allowance. The ROU asset recorded at January 1, 2019 was $4,817,000, which is included in other assets on the condensed consolidated balance sheet.

For the three months ended March 31, 2019, the total expense recorded for our leases was $274,000.

NOTE 6 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of March 31, 2019 and December 31, 2018. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

We determine the fair values of our financial instruments based on the fair value hierarchy established under applicable accounting guidance which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value:

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between levels during the three-month periods ended March 31, 2019 and 2018.

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

The estimated fair values of the Company’s financial instruments not measured at fair value at March 31, 2019 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$93,947	$93,947	1
Restricted equity securities	4,357	4,357	2
Loans, net	697,768	695,727	3
Interest receivable	3,363	3,363	2

Financial liabilities:
Deposits	(938,743)	(938,433)	3
Interest payable	(39)	(39)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,689)	3

The estimated fair values of the Company’s financial instruments not measured at fair value at December 31, 2018 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$126,145	$126,145	1
Restricted equity securities	4,357	4,357	2
Loans, net	702,220	697,369	3
Interest receivable	3,755	3,755	2

Financial liabilities:
Deposits	(986,495)	(986,096)	3
Interest payable	(40)	(40)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,539)	3

The following table presents the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the condensed consolidated balance sheets at each respective period end, by level within the fair value hierarchy as of March 31, 2019 and December 31, 2018.

	Fair Value Measurements at March 31, 2019 Using
(in thousands)	March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$36,920	$0	$36,920	$0
Collateralized mortgage obligations	1,908	0	1,908	0
Municipalities	92,965	0	92,965	0
SBA pools	8,164	0	8,164	0
Corporate debt	20,787	0	20,787	0
Asset backed securities	39,661	0	39,661	0

Equity Securities:*
Mutual fund	$3,171	$3,171	$0	$0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$226	$0	$0	$226
Consumer residential	14	0	0	14

	Fair Value Measurements at December 31, 2018 Using
(in thousands)	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$44,106	$0	$44,106	$0
Collateralized mortgage obligations	2,012	0	2,012	0
Municipalities	93,237	0	93,237	0
SBA pools	8,673	0	8,673	0
Corporate debt	20,587	0	20,587	0
Asset backed securities	38,096	0	38,096	0

Equity Securities:*
Mutual fund	$3,106	$3,106	$0	$0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$226	$0	$0	$226
Consumer residential	14	0	0	14

* Effective January 1, 2018, the Company adopted ASU 2016-01, which requires equity securities with readily determinable fair values to be measured at fair value with changes in the fair value recognized through net income. See Note 1 for additional information on this accounting standard.

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

Net realizable value of the underlying collateral is the fair value of the collateral less estimated selling costs and any prior liens. Appraisals, recent comparable sales, offers and listing prices are factored in when valuing the collateral. The Company reviews and verifies the qualifications and licenses of the certified general appraisers used for appraising commercial properties or certified residential appraisers for residential properties. Real estate appraisals may utilize a combination of approaches including replacement cost, sales comparison and the income approach. Comparable sales and income data are analyzed by the appraisers and adjusted to reflect differences between them and the subject property such as type, leasing status and physical condition. When the appraisals are received, management reviews the assumptions and methodology utilized in the appraisal, as well as the overall resulting value in conjunction with independent data sources such as recent market data and industry-wide statistics. Management generally use a 6% discount for selling costs which is applied to all properties, regardless of size. Appraised values may be adjusted to reflect changes in market conditions that have occurred subsequent to the appraisal date, or for revised estimates regarding the timing or cost of the property sale. These adjustments are based on qualitative judgments made by management on a case-by-case basis. No fair value adjustments were made to OREO properties during the three months ended March 31, 2019.

There have been no significant changes in the valuation techniques during the period ended March 31, 2019.

 NOTE 7 – EARNINGS PER SHARE

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

The Company’s calculation of basic and diluted EPS for the three month periods ended March 31, 2019 and 2018 are reflected in the table below.

	THREE MONTHS ENDED
(In thousands)	MARCH 31,
	2019	2018
BASIC EARNINGS PER SHARE

Net income	$3,104	$2,802
Weighted average shares outstanding	8,093	8,075
Net income per common share	$0.38	$0.35

DILUTED EARNINGS PER SHARE

Net income	$3,104	$2,802
Weighted average shares outstanding	8,093	8,075
Effect of dilutive stock options	0	2
Effect of dilutive non-vested restricted shares	9	24
Weighted average shares of common stock and common stock equivalents	8,102	8,101
Net income per diluted common share	$0.38	$0.35

During the three-month periods ended March 31, 2019 and 2018, there were no anti-dilutive options to purchase shares of common stock. During the three-month periods ended March 31, 2019, weighted average non-vested restricted shares totaling 84,827 were anti-dilutive, and therefore not included in the total diluted shares calculation, as the grant date fair value was greater than the average fair market price of the common shares. During the comparable period of 2017, there were no anti-dilutive shares from non-vested restricted stock grants because the fair value of each grant was lower than the average market price of the common shares.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion explains the significant factors affecting the Company’s operations and financial position for the periods presented. The discussion should be read in conjunction with the Company’s financial statements and the notes related thereto which appear or that are referenced to elsewhere in this report, and with the audited consolidated financial statements and accompanying notes included in the Company’s 2018 Annual Report on Form 10-K. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure, are held-for-sale and are initially recorded at fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses, subsequent to foreclosure. Appraisals or evaluations are then done periodically and any subsequent declines in the fair value of the OREO property after the date of transfer are recorded through a write-down of the asset. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to current operations.

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

Oak Valley Community Bank (“the Bank”) commenced operations in May 1991.  The Bank is an insured bank under the Federal Deposit Insurance Act and is a member of the Federal Reserve.  Since its formation, the Bank has provided basic banking services to individuals and business enterprises in Oakdale, California and the surrounding areas. The focus of the Bank is to offer a range of commercial banking services designed for both individuals and small to medium-sized businesses in the Central Valley and the Eastern Sierras.

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

Management believes the following were important factors in the Company’s performance during the three-month period ended March 31, 2019:

•

The Company recognized net income of $3,104,000 for the three-month period ended March 31, 2019, as compared to $2,802,000 for the same period in 2018.  The factors contributing to these results will be discussed below.

•	The Company recognized no loan loss provisions during the three-month periods ended March 31, 2019 and 2018, as loan growth is typically light during the first quarter due to lower loan demand.

•

Net interest income increased $994,000 or 10.9% for the three-month period ended March 31, 2019, compared to the same period in 2018.  The increase was primarily due to the organic growth of the loan and investment security portfolios, and the positive impact of rising interest rates.

•

Non-interest income decreased by $57,000 or 4.3% for the three months ended March 31, 2019, as compared to the same period in 2018, primarily due to a non-recurring gain on the sale of an OREO property that was recorded in the prior year.

•

Non-interest expense increased by $501,000 or 7.4% for the three-month period ended March 31, 2019, as compared to the same period in 2018. The increase was mainly due to increased salaries and benefits, and other general operating expenses required to support the loan and deposit growth.

•

Total assets decreased $39,206,000 or 3.6% from December 31, 2018.  Total net loans decreased by $4,452,000 or 0.6% and investment securities decreased by $6,242,000 or 3.0% from December 31, 2018 to March 31, 2019, while deposits decreased by $47,752,000 or 4.8% for the same period. Consequently, cash and cash equivalent balances decreased by $32,198,000, mainly due to competitive pressure on certain high interest rate deposit accounts that the Company elected not to match rates on.

Income Summary

For the three-month period ended March 31, 2019, the Company recorded net income of $3,104,000, representing increases of $302,000, as compared to the same period in 2018.  Return on average assets (annualized) was 1.17% for the three months ended March 31, 2019, as compared to 1.08% for the same period in 2018.  Annualized return on average common equity was 12.54% for the three months ended March 31, 2019, as compared to 12.47% for the same period in 2018. Net income before provisions for income taxes increased by $436,000 for the three-month period ended March 31, 2019, from the comparable 2018 period.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

Effect on Pre-Tax Income
(In thousands)	Increase (Decrease)
Three Months Ended
March 31, 2019
Change from 2017 to 2018 in:
Net interest income	$994
Provision for loan losses	0
Non-interest income	(57)
Non-interest expense	(501)
Change in net income before income taxes	$436

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three-month period ended March 31, 2019, net interest income was $10,111,000, which represented an increase of $994,000 or 10.9%, from the comparable period in 2018. The increase is primarily due to loan and investment portfolio growth.

The net interest margin (net interest income as a percentage of average interest earning assets) was 4.16% for the three-month period ended March 31, 2019, compared to 3.80% for the same period in 2018. The increase in net interest margin is primarily due to an increase in the average loan balance and yield on earning assets.

Earning asset yield increased by 41 basis points for the three-month period ended March 31, 2019, as compared to the same period of 2018, mainly due to an increase in loan volume, loan yield, and the yield on cash balances that has been recognized due to the Federal Open Market Committee (“FOMC”) rate hikes during 2018. Furthermore, the earning asset yield is trending upward because of deploying low yielding cash equivalent balances into the loan and investment portfolios, which recognized average balance increases of $54 million and $20 million, respectively, in the three-month period of 2019 as compared to 2018.

The cost of funds on interest-bearing liabilities increased by 10 basis points for the three-month periods of 2019, as compared to the same period in 2018, as deposit rates remain relatively low and there has not been a significant reaction in the banking industry to the FOMC interest rate hikes thus far. The Company continues to recognize strong core deposit growth as evidenced by the increase in average non-interest-bearing demand deposit balances of $27 million, for the three-month period ended March 31, 2019, as compared to the same period of 2018.

The following tables shows the relative impact of changes in average balances of interest earning assets and interest-bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three-month periods ended March 31, 2019 and 2018:

Net Interest Analysis

	Three months ended			Three months ended
	March 31, 2019			March 31, 2018
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)
Assets:
Earning assets:
Gross loans (1) (2)	$704,346	$8,445	4.86%	$649,454	$7,590	4.74%
Investment securities (2)	207,530	1,683	3.29%	187,748	1,383	2.99%
Federal funds sold	8,517	51	2.43%	9,815	37	1.53%
Interest-earning deposits	82,342	516	2.54%	143,941	572	1.61%
Total interest-earning assets	1,002,735	10,695	4.33%	990,958	9,582	3.92%
Total noninterest earning assets	72,420			59,437
Total assets	1,075,155			1,050,395
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	245,969	216	0.36%	227,764	93	0.17%
Money market deposits	249,615	161	0.26%	292,710	155	0.21%
Savings deposits	79,817	12	0.06%	71,704	8	0.05%
Time certificates of deposit $250,000 or more	17,698	17	0.39%	19,648	15	0.31%
Other time deposits	23,292	16	0.00%	28,632	19	0.27%
Other borrowings	0	0	0.00%	0	0	0.00%
Total interest-bearing liabilities	616,391	422	0.28%	640,458	290	0.18%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	340,789			313,730
Other liabilities	17,614			5,049
Total noninterest-bearing liabilities	358,403			318,779
Shareholders' equity	100,361			91,158
Total liabilities and shareholders' equity	$1,075,155			$1,050,395
Net interest income		$10,273			$9,292
Net interest spread (3)			4.05%			3.74%
Net interest margin (4)			4.16%			3.80%

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

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest-bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three month periods ended March 31, 2019 and 2018.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

(In thousands)

	For the Three Months Ended March 31,
	2019 vs 2018
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$642	$213	$855
Investment securities (2)	146	154	300
Federal funds sold	(5)	19	14
Interest-earning deposits	(244)	188	(56)
Total interest income	$539	$574	$1,113

Interest expense:
Interest-earning DDA	$7	$116	$123
Money market deposits	(23)	29	6
Savings deposits	1	3	4
Time CD $250K or more	(1)	3	2
Other time deposits	(4)	1	(3)
Other borrowings	0	0	0
Total interest expense	$(20)	$152	$132

Change in net interest income	$559	$422	$981

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

The table above reflects an increase of $422,000 in net interest income due to rate changes for the first quarter of 2019 as compared to the same period of 2018. This increase is the result of the positive impact of FOMC rate hikes on interest-earning cash balance accounts, loan yields, and investment security yields. The increase in earning asset balances combined with the overall change in mix of balances resulted in an increase of $559,000 to net interest income over the same period.

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

The Company recorded no loan loss provisions during the three months ended March 31, 2019 and 2018, mainly due to loan pay-offs and a seasonal decline in loan demand that resulted in a decrease in net outstanding loans in during the first quarter of 2019 and 2018.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three-month period ended March 31, 2019, non-interest income was $1,275,000, representing a decrease of $57,000 or 4.3%, compared to the same period in 2018.

The following tables show the major components of non-interest income:

(in thousands)	For the Three Months Ended March 31,
	2019	2018	$ change	% change
Service charges on deposits	$393	$370	$23	6.2%
Debit card transaction fee income	274	278	(4)	(1.4%	)
Earnings on cash surrender value of life insurance	125	125	0	0.0%
Mortgage commissions	22	32	(10)	(31.3%	)
Gains on calls and sales of securities	109	71	38	53.5%
Gain on sale of OREO	0	193	(193)	(100.0%	)
Other income	352	263	89	33.8%
Total non-interest income	$1,275	$1,332	$(57)	(4.3%	)

Service charges on deposits increased by $23,000 for the three months ended March 31, 2019, compared to the same period in 2018, due to an increase in the number of deposit accounts and corresponding service fee income.

Debit card transaction fee income decreased slightly by $4,000 for the three months ended March 31, 2019, compared to the same period in 2018, as the debit card point-of-sale transaction volume was relatively flat year-over-year.

Earnings on cash surrender value of life insurance was unchanged at $125,000 for the three months ended March 31, 2019, compared to the same period in 2018.

Mortgage commissions decreased by $10,000 for the three months ended March 31, 2019, as compared to the same period of 2018, as the demand for home purchases and refinancing has retracted during 2019.

Net gain on calls and sales of securities increased by $38,000 for the three months ended March 31, 2019, as compared to the same period in 2018, due to one large gain on a called security recorded during the first quarter of 2019.

The Company recorded a sale of an OREO property resulting in a gain of $193,000 during the first 3 months of 2018, compared no sales or corresponding gains during 2019.

Other income increased by $89,000 for the three-month period ended March 31, 2019, as compared to the same period of 2018, mainly due to an unrealized gain on equity securities of $43,000 during the first quarter of 2019 that was not recorded in other income in the prior year.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

(in thousands)	For the Three Months Ended March 31,
	2019	2018	$ change	% change
Salaries and employee benefits	$4,404	$4,019	$385	9.6%
Occupancy	890	887	3	0.3%
Data processing fees	447	416	31	7.5%
Regulatory assessments (FDIC & DBO)	110	114	(4)	(3.5%	)
Other	1,382	1,296	86	6.6%
Total non-interest expense	$7,233	$6,732	$501	7.4%

Non-interest expenses increased by $501,000 or 7.4% for the three months ended March 31, 2019, as compared to the same period of 2018.  Salaries and employee benefits increased $385,000 for the three months ended March 31, 2019, as compared to the same period of 2018, primarily due to additional staffing required to support the continued loan and deposit growth, including the Company’s expansion into the Sacramento market with a new branch that was opened during September 2018.

Occupancy expenses increased by $3,000 for the three months ended March 31, 2019, as compared to the same period of 2018, which is primarily due to maintenance and general overhead associated with the branches. Data processing fees increased by $31,000 for the three-month period ended March 31, 2019, as compared to the same period of 2018, mainly due to servicing costs on the growing number of loan and deposit accounts.

FDIC and DBO (California Department of Business Oversight) regulatory assessments decreased by $4,000 for the three months ended March 31, 2019, as compared to the same period in 2018.  The initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC and the Company’s risk profile has improved throughout 2018 and 2019, resulting in a reduction in the Company’s assessment rate. However, management expects it to be offset by deposit growth throughout the remainder of 2019, despite the decline in the first quarter, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis.

Other expense increased by $86,000 for the three months ended March 31, 2019, compared to the same period in 2018, as a result of increases in a variety of general operating expenses as the Company’s business portfolios continue to expand.

Management anticipates that non-interest expense will continue to increase as the Company continues to grow.  However, management remains committed to cost-control and efficiency, and expects to keep these increases to a minimum relative to growth.

Income Taxes

The Company reported provisions for income taxes of $1,049,000 for the three-month period ended March 31, 2019, representing an increase of $134,000, compared to the provisions reported in the comparable period of 2018. The effective income tax rate on income from continuing operations was 25.3% for the three months ended March 31, 2019, compared to 24.6% for the comparable period of 2018. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans). The disparity between the effective tax rates for 2019 as compared to 2018 is primarily due to tax credits from low income housing projects as well as tax free-income on municipal securities and loans that comprised a larger proportion of pre-tax income in 2018 as compared to 2019.

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

Non-accrual loans totaled $920,000 at March 31, 2019 and December 31, 2018.  The non-accrual loans as of March 31, 2019 are loans made to two borrowers primarily for residential real estate development. As of March 31, 2019, the Company had four loans considered troubled debt restructurings totaling $920,000, all of which are included in non-accrual loans.

OREO as of March 31, 2019 and December 31, 2018 consisted of one property, a residential land acquired through foreclosure that was written down to a zero balance because the public utilities have not been obtainable rendering these land lots unmarketable at this time. There were no sales in the first quarter of 2019, compared to one sale of an OREO property resulting in a gain of $193,000 during the first quarter of 2018, which was a residential property with a carrying value of $253,000 that was acquired through foreclosure. The Company did not acquire any OREO properties and there were no fair value adjustments to OREO properties during the first three months of 2019 or 2018.

The following table presents information about the Bank’s non-performing assets, including asset quality ratios as of March 31, 2019 and December 31, 2018:

Non-Performing Assets

(in thousands)	March 31,	December 31,
	2019	2018
Loans in non-accrual status	$920	$920
Loans past due 90 days or more and accruing	47	0
Total non-performing loans	967	920
Other real estate owned	0	0
Total non-performing assets	$967	$920

Allowance for loan losses	$8,677	$8,685

Asset quality ratios:
Non-performing assets to total assets	0.09%	0.08%
Non-performing loans to total loans	0.14%	0.13%
Allowance for loan losses to total loans	1.23%	1.22%
Allowance for loan losses to total non-performing loans	897.3%	944.0%

Non-performing assets increased by $47,000 as of March 31, 2019, as compared to December 31, 2018, due to one delinquent loan that was past due by more than 90 days and still accruing interest.

Allowance for Loan and Lease Losses (“ALLL”)

Due to credit risk inherent in the lending business, the Company routinely sets aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges made for the outstanding loan portfolio have been credited to the allowance for loan losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company recorded no loan loss provisions during the three months ended March 31, 2019 and 2018, due to a decrease in net loans, resulting from loan pay-offs and soft loan demand during the first quarter.

The allowance for loan losses decreased by $8,000, to $8,677,000 at March 31, 2019, as compared to $8,685,000 at December 31, 2018, due to net loan charge-off of $7,000 recorded during the three-month period of 2019. Stable credit quality combined with the slight decrease in the gross loan portfolio balance resulted in an increase to the allowance for loan losses as a percentage of total loans to 1.23% at March 31, 2019, as compared to 1.22% at December 31, 2018.

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

Although management believes the allowance at March 31, 2019 was adequate to absorb probable losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on the Company’s service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of March 31, 2019, and December 31, 2018, the Company had $93,947,000 and $126,145,000, respectively, in cash and cash equivalents.

Investment Securities

Management of the investment securities portfolio focuses on providing an adequate level of liquidity and establishing an interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk. Investment securities that the Company intends to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale or equity securities.  Currently, all of the investment securities are classified as available-for-sale except for one mutual fund classified as an equity security with a carrying value of $3,171,000 as of March 31, 2019. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. The carrying values of equity securities are adjusted for unrealized gains or losses through noninterest income in the consolidated statement of income.

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

Deposits

Total deposits at March 31, 2019 were $938,743,000, a $47,752,000 or 4.8% decrease from the deposit total of $986,495,000 at December 31, 2018.  Average deposits increased $2,992,000 to $957,180,000 for the three-month period ended March 31, 2019 as compared to the same period in 2018. Management believes the Company attracted deposits due to the safety and soundness of the Bank and our focus on customer service.

Deposits Outstanding

	March 31,	December 31,	Three Month Change
(in thousands)	2019	2018	$	%

Demand	$582,096	$594,502	$(12,406)	(2.1%	)
MMDA	235,361	272,766	(37,405)	(13.7%	)
Savings	81,759	76,915	4,844	6.3%
Time < $250K	22,683	23,816	(1,133)	(4.8%	)
Time > $250K	16,844	18,496	(1,652)	(8.9%	)
	$938,743	$986,495	$(47,752)	(4.8%	)

Because the Company’s client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Six clients carry deposit balances of more than 1% of total deposits, but none had a deposit balance of more than 3% of total deposits at March 31, 2019. Management believes that the Company’s funding concentration risk is not significant, and is mitigated by the ample sources of funds the Bank has access to.

Since the deposit growth strategy emphasizes core deposit growth, the Company has avoided relying on brokered deposits as a consistent source of funds. The Company had no brokered deposits as of March 31, 2019 and December 31, 2018.

Borrowings

Although deposits are the primary source of funds for lending and investment activities and for general business purposes, the Company may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. The outstanding FHLB advances remained a zero balance at December 31, 2018 and March 31, 2019, as the Company continues to rely on deposit growth as its primary source of funding. See “Liquidity Management” below for the details on the FHLB borrowings program.

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

In July 2013, the FRB and other U.S. banking regulators approved final rules regarding new risk-based capital, leverage and liquidity standards, known as “Basel III.” The Basel III rules, which became effective for us and our bank on January 1, 2015, are subject to certain phase-in periods that occur over several years. The U.S. Basel III rules contain capital standards that change the composition of capital, increase minimum capital ratios and strengthen counter-party credit risk capital requirements. The Basel III rules also include a definition of common equity Tier 1 capital and require that certain levels of such common equity Tier 1 capital be maintained. The rules also include a new capital conservation buffer, which imposes a common equity requirement above the new minimum that can be depleted under stress and could result in restrictions on capital distributions and discretionary bonuses under certain circumstances, as well as a new standardized approach for calculating risk-weighted assets. Under the Basel III rules, we must maintain a ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, a ratio of Tier 1 capital to risk-weighted assets of at least 6%, a ratio of total capital to risk-weighted assets of at least 8% and a minimum Tier 1 leverage ratio of 4.0%. In addition to the preceding requirements, all financial institutions subject to the Rules, including both the Company and the Bank, are required to establish a "conservation buffer," consisting of common equity Tier 1 capital, which is at least 2.5% above each of the preceding common equity Tier 1 capital ratio, the Tier 1 risk-based ratio and the total risk-based ratio. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. The conservation buffer began being phased in beginning in 2016 and became fully effective on January 1, 2019.

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

The following tables present a comparison of our actual capital ratios to the minimum required ratios as of the dates indicated:

(in thousands)			Regulatory
	Actual		Minimum (1)
Capital ratios for Bank:	Amount	Ratio	Amount	Ratio

As of March 31, 2019
Total capital (to Risk- Weighted Assets)	$106,452	11.8%	$94,445	>10.5%
Tier I capital (to Risk- Weighted Assets)	$97,330	10.8%	$76,456	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$97,330	10.8%	$62,963	>7.0%
Tier I capital (to Average Assets)	$97,330	9.1%	$42,844	>4.0%

As of December 31, 2018
Total capital (to Risk- Weighted Assets)	$104,253	11.7%	$87,691	>9.875%
Tier I capital (to Risk- Weighted Assets)	$95,172	10.7%	$69,931	>7.875%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$95,172	10.7%	$56,611	>6.375%
Tier I capital (to Average Assets)	$95,172	8.7%	$43,665	>4.0%

Capital ratios for the Company:

As of March 31, 2019
Total capital (to Risk- Weighted Assets)	$106,725	11.9%	$88,842	>10.5%
Tier I capital (to Risk- Weighted Assets)	$97,603	10.9%	$70,849	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$97,603	10.9%	$57,354	>7.0%
Tier I capital (to Average Assets)	$97,603	9.1%	$42,850	>4.0%

As of December 31, 2018
Total capital (to Risk- Weighted Assets)	$104,613	11.8%	$87,699	>9.875%
Tier I capital (to Risk- Weighted Assets)	$95,532	10.8%	$69,937	>7.875%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$95,532	10.8%	$56,616	>6.375%
Tier I capital (to Average Assets)	$95,532	8.8%	$43,667	>4.0%

(1)     The adequately capitalized thresholds in the table above are reflected on a fully phased-in basis, which occurred in January 2019.

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

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, the Company maintains a portion of funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. The Company obtains funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings. The Company’s primary use of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common and preferred stockholders. The Company’s liquid assets at March 31, 2019 were $212.7 million compared to $238.5 million at December 31, 2018.  The Company’s liquidity level measured as the percentage of liquid assets to total assets was 20.1% at March 31, 2019, compared to 21.8% at December 31, 2018. Liquidity decreased during the first three months of 2019, mainly due to deposit decrease of $48 million while gross loans decreased by $4 million and investment securities decreased by $6 million, resulting in lower levels of cash. Management anticipates that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for operating, investing and financing needs and regulatory liquidity requirements for the next twelve months. Management monitors the Company’s liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, the Company relies on advances from the FHLB to supplement the supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of the loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of March 31, 2019, the Company’s borrowing capacity from the FHLB was approximately $273.5 million and there were no outstanding advances. The Company also maintains 2 lines of credit with correspondent banks to purchase up to $30 million in federal funds, for which there were no advances as of March 31, 2019.

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company provides various forms of credit lines to meet the financing needs of customers. These commitments, which represent a credit risk to us, are not represented in any form on the balance sheets.

As of March 31, 2019 and December 31, 2018, the Company had commitments to extend credit of $169.0 million and $153.9 million, respectively, which includes obligations under letters of credit of $4.5 million and $2.3 million, respectively.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For qualitative and quantitative disclosures about market risk, please see the sections entitled “Market Risk” and “Interest Rate Management” in Item 7 of the Company’s 2018 Annual Report on Form 10-K. As of March 31, 2019, the Company’s exposures to market risk have not changed materially since December 31, 2018.

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

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the Evaluation Date.

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

Item 1A.	Risk Factors

There have been no material changes from the risk factors described in the Company’s 2018 Annual Report on Form 10- K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Exhibit Description

31.01*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oak Valley Bancorp
Date: May 9, 2019	By:	/s/ JEFFREY A. GALL
Jeffrey A. Gall
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)