Form 10-Q
period 2019-06-30
Oak Valley Bancorp
filed 2019-08-07
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,207,353 shares of common stock outstanding as of August 1, 2019.

Oak Valley Bancorp

June 30, 2019

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	2

Condensed Consolidated Balance Sheets at June 30, 2019 (Unaudited) and December 31, 2018		2

Condensed Consolidated Statements of Income for the three and six-month periods ended June 30, 2019 and June 30, 2018 (Unaudited)		3

Condensed Consolidated Statements of Comprehensive Income for the three and six-month periods ended June 30, 2019 and June 30, 2018 (Unaudited)		4

Condensed Consolidated Statements of Changes of Shareholders’ Equity for the three and six-month periods ended June 30, 2019 and June 30, 2018 (Unaudited)		5

Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2019 and June 30, 2018 (Unaudited)		6

Notes to Condensed Consolidated Financial Statements		7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

PART II – OTHER INFORMATION		42

Item 1.	Legal Proceedings	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	43

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)	June 30,	December 31,
	2019	2018
ASSETS
Cash and due from banks	$72,152	$116,425
Federal funds sold	19,405	9,720
Cash and cash equivalents	91,557	126,145

Securities - available for sale	205,198	206,712
Securities - equity investments	3,240	3,106
Loans, net of allowance for loan loss of $8,770 and $8,685 at June 30, 2019 and December 31, 2018, respectively	708,340	702,220
Cash surrender value of life insurance	19,281	19,028
Bank premises and equipment, net	14,850	14,937
Goodwill and other intangible assets, net	3,889	3,942
Interest receivable and other assets	22,644	18,797

	$1,068,999	$1,094,887

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$949,090	$986,495
Interest payable and other liabilities	13,326	9,354
Total liabilities	962,416	995,849

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,208,853 and 8,194,805 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	25,435	25,429
Additional paid-in capital	3,524	3,358
Retained earnings	75,647	70,686
Accumulated other comprehensive income (loss), net of tax	1,977	(435)
Total shareholders’ equity	106,583	99,038

	$1,068,999	$1,094,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share amounts)	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2019	2018	2019	2018
INTEREST INCOME
Interest and fees on loans	$8,615	$7,628	$17,042	$15,199
Interest on securities	1,525	1,417	3,064	2,645
Interest on federal funds sold	56	47	107	84
Interest on deposits with banks	315	594	831	1,166
Total interest income	10,511	9,686	21,044	19,094

INTEREST EXPENSE
Deposits	383	359	805	650
Total interest expense	383	359	805	650

Net interest income	10,128	9,327	20,239	18,444
Provision for loan losses	95	0	95	0

Net interest income after provision for loan losses	10,033	9,327	20,144	18,444

OTHER INCOME
Service charges on deposits	403	368	796	738
Debit card transaction fee income	327	304	601	582
Earnings on cash surrender value of life insurance	127	126	252	251
Mortgage commissions	27	33	50	65
Gains on sales and calls of securities	1	7	110	77
Gain on sale of OREO	0	0	0	193
Other	357	173	708	437
Total non-interest income	1,242	1,011	2,517	2,343

OTHER EXPENSES
Salaries and employee benefits	4,480	4,076	8,884	8,095
Occupancy expenses	857	988	1,746	1,875
Data processing fees	472	426	918	842
Regulatory assessments (FDIC & DBO)	102	114	212	228
Other operating expenses	1,399	1,301	2,783	2,597
Total non-interest expense	7,310	6,905	14,543	13,637

Net income before provision for income taxes	3,965	3,433	8,118	7,150

Total provision for income taxes	1,002	842	2,051	1,757

Net Income	$2,963	$2,591	$6,067	$5,393

Net income per share	$0.37	$0.32	$0.75	$0.67

Net income per diluted share	$0.37	$0.32	$0.75	$0.67

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(in thousands)	2019	2018	2019	2018

Net income	$2,963	$2,591	$6,067	$5,393
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains (losses) arising during the period	1,813	(243)	3,534	(1,583)
Less: reclassification for net gains included in net income	(1)	(7)	(110)	(77)
Other comprehensive gain (loss), before tax	1,812	(250)	3,424	(1,660)
Tax (expense) benefit related to items of other comprehensive income	(535)	74	(1,012)	491
Total other comprehensive gain (loss)	1,277	(176)	2,412	(1,169)
Comprehensive income	$4,240	$2,415	$8,479	$4,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	THREE MONTHS ENDED JUNE 30, 2018 AND 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, April 1, 2018	8,183,005	25,422	2,999	63,015	159	$91,595
Stock based compensation			135			135
Other comprehensive loss					(176)	(176)
Net income				2,591		2,591
Balances, June 30, 2018	8,183,005	25,422	3,134	65,606	(17)	$94,145

Balances, April 1, 2019	8,209,750	$25,435	$3,399	$72,684	$700	$102,218
Restricted stock surrendered for tax withholding	(897)		(25)			(25)
Stock based compensation			150			150
Other comprehensive income					1,277	1,277
Net income				2,963		2,963
Balances, June 30, 2019	8,208,853	$25,435	$3,524	$75,647	$1,977	$106,583

	SIX MONTHS ENDED JUNE 30, 2018 AND 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2018	8,098,605	$24,773	$3,576	$61,429	$989	$90,767
Restricted stock issued	84,400					0
Cash dividends declared $0.13 per share of common stock				(1,053)		(1,053)
Stock based compensation			207			207
APIC reclassification		649	(649)			0
Other comprehensive loss					(1,169)	(1,169)
Reclassification from adoption of ASU 2016-01				(163)	163	0
Net income				5,393		5,393
Balances, June 30, 2018	8,183,005	25,422	3,134	65,606	(17)	$94,145

Balances, January 1, 2019	8,194,805	25,429	3,358	70,686	(435)	$99,038
Stock options exercised	1,000	6				6
Restricted stock issued	20,845					0
Restricted stock forfeited	(1,500)					0
Restricted stock surrendered for tax withholding	(6,297)		(115)			(115)
Cash dividends declared $0.135 per share of common stock				(1,106)		(1,106)
Stock based compensation			281			281
Other comprehensive income					2,412	2,412
Net income				6,067		6,067
Balances, June 30, 2019	8,208,853	$25,435	$3,524	$75,647	$1,977	$106,583

The accompanying notes are an integral part of these condensed consolidated financial statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
(dollars in thousands)	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,067	$5,393
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	95	0
Increase (decrease) in deferred fees/costs, net	53	(93)
Depreciation	540	617
Amortization of investment securities, net	509	538
Stock based compensation	281	207
Gain on sale of OREO property	0	(193)
Gain on calls and sale of available for sale securities	(110)	(77)
Earnings on cash surrender value of life insurance	(252)	(251)
Increase (decrease) in interest payable and other liabilities	4,371	(363)
Decrease (increase) in interest receivable	356	(142)
(Increase) decrease in other assets	(4,759)	1,438
Net cash from operating activities	7,151	7,074

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(18,609)	(38,101)
Purchases of equity securities	(44)	(43)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	23,058	10,515
Investment in LIHTC	(399)	0
Net (increase) decrease in loans	(6,268)	7,946
Purchase of FHLB Stock	(404)	(222)
Proceeds from sale of OREO	0	447
Purchases of premises and equipment	(453)	(1,159)
Net cash used in investing activities	(3,119)	(20,617)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(1,106)	(1,053)
Net (decrease) increase in demand deposits and savings accounts	(36,046)	36,400
Net decrease in time deposits	(1,359)	(4,667)
Proceeds from exercise of stock options	6	0
Tax withholding payments on vested restricted shares surrendered	(115)	0
Net cash (used in) from financing activities	(38,620)	30,680

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(34,588)	17,137

CASH AND CASH EQUIVALENTS, beginning of period	126,145	149,173

CASH AND CASH EQUIVALENTS, end of period	$91,557	$166,310

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$806	$651
Income taxes	$2,870	$2,200

NON-CASH INVESTING ACTIVITIES:
Change in unrealized gain (loss) on securities	$3,424	$(1,747)
Change in contributions payable to LIHTC limited partner investment	$(398)	$0
Lease right-of-use assets	$4,351	$0

NON-CASH FINANCING ACTIVITIES:
Present value of lease obligations	$4,758	$0

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

The consolidated financial statements include the accounts of the parent company and its wholly-owned bank subsidiary. Unless otherwise stated, the “Company” refers to the consolidated entity, Oak Valley Bancorp, while the “Bank” refers to Oak Valley Community Bank. All material intercompany transactions have been eliminated. The interim consolidated financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six-month periods ended June 30, 2019 are not necessarily indicative of the results of a full year’s operations. Certain prior year amounts have been reclassified to conform to the current year presentation. There was no effect on net income or shareholders’ equity as previously reported as a result of reclassifications. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2018.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). This update changes the methodology used by financial institutions under current U.S. GAAP to recognize credit losses in the financial statements.  Currently, U.S. GAAP requires the use of the incurred loss model, whereby financial institutions recognize in current period earnings, incurred credit losses and those inherent in the financial statements, as of the date of the balance sheet.    This guidance results in a new model for estimating the allowance for loan and lease losses, commonly referred to as the Current Expected Credit Loss (“CECL”) model.  Under the CECL model, financial institutions are required to estimate future credit losses and recognize those losses in current period earnings.  The amendments within the update are effective for fiscal years and all interim periods beginning after December 15, 2019, with early adoption permitted.  FASB issued a proposal in July 2019, that if implemented, would delay the adoption of this ASU for three years because the Company is classified as a Small Reporting Company. Upon adoption of the amendments within this update, the Company will be required to make a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. The Company is currently in the process of evaluating the impact the adoption of this update will have on its financial statements. While the Company has not quantified the impact of this ASU, it does expect changing from the current incurred loss model to an expected loss model will result in an earlier recognition of losses.

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

NOTE 3 – SECURITIES

Equity Securities

The Company held equity securities with fair values of $3,240,000 and $3,106,000 at June 30, 2019 and December 31, 2018, respectively. There were no sales of equity securities during the six months ended June 30, 2019. Consistent with ASU 2016-01, these securities are carried at fair value with the changes in fair value recognized in the consolidated statement of income. Accordingly, the Company recognized an unrealized gain of $90,000 during the six months ended June 30, 2019, as compared to a loss of $87,000 during the six months ended June 30, 2018.

Debit Securities

Debt securities have been classified in the financial statements as available for sale. The amortized cost and estimated fair values of debt securities as of June 30, 2019 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$36,437	$504	$(63)	$36,878
Collateralized mortgage obligations	1,822	15	(14)	1,823
Municipalities	95,111	3,150	(16)	98,245
SBA pools	7,612	16	(24)	7,604
Corporate debt	19,425	109	(546)	18,988
Asset backed securities	41,984	104	(428)	41,660
	$202,391	$3,898	$(1,091)	$205,198

The following tables detail the gross unrealized losses and fair values of debt securities aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2019.

(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$1,574	(2)	$7,564	$(61)	$9,138	$(63)
Collateralized mortgage obligations	0	0	755	(14)	755	(14)
Municipalities	299	(1)	4,496	(16)	4,795	(17)
SBA pools	0	0	4,361	(24)	4,361	(24)
Corporate debt	0	0	8,939	(546)	8,939	(546)
Asset backed securities	17,424	(207)	14,180	(220)	31,604	(427)
Total temporarily impaired securities	$19,297	$(210)	$40,295	$(881)	$59,592	$(1,091)

At June 30, 2019, one municipality, seven corporate debts, seven U.S. agencies, five Small Business Administration pools, eight asset backed securities and two collateralized mortgage obligations make up the total debt securities in an unrealized loss position for greater than 12 months. At June 30, 2019, four municipalities, one U.S. agency and seven asset backed securities make up the total debt securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and the volatility of the security’s fair value. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities at June 30, 2019, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$18,141	$18,231
Due after one year through five years	68,138	69,341
Due after five years through ten years	44,054	45,018
Due after ten years	72,058	72,608
	$202,391	$205,198

The amortized cost and estimated fair values of debt securities as of December 31, 2018, are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$44,474	$135	$(503)	$44,106
Collateralized mortgage obligations	2,071	0	(59)	2,012
Municipalities	92,257	1,404	(424)	93,237
SBA pools	8,707	13	(47)	8,673
Corporate debt	21,426	62	(901)	20,587
Asset backed securities	38,395	119	(417)	38,097
	$207,330	$1,733	$(2,351)	$206,712

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

The Company recognized gross gains of $1,000 and $110,000 for the three and six-month periods ended June 30, 2019, respectively, on certain available-for-sale securities that were called, compared to gains of $7,000 recorded for the same periods during 2018. There were no sales of available-for-sale securities during the three and six-months ended June 30, 2019, as compared to one sale of a municipal bond resulting in a gain of $70,000 during the six month period of 2018.

Debt securities carried at $139,939,000 and $118,771,000 at June 30, 2019 and December 31, 2018, respectively, were pledged to secure deposits of public funds.

NOTE 4 – LOANS

The Company’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of June 30, 2019, approximately 78% of the Company’s loans are commercial real estate loans which include construction loans. Approximately 12% of the Company’s loans are for general commercial uses including professional, retail, and small business. Additionally, 5% of the Company’s loans are for residential real estate and other consumer loans. The remaining 5% are agriculture loans. Loan totals were as follows:

(in thousands)
	June 30, 2019	December 31, 2018
Commercial real estate:
Commercial real estate- construction	$37,563	$20,263
Commercial real estate- mortgages	448,888	460,701
Land	8,836	10,951
Farmland	66,910	62,604
Commercial and industrial	84,191	82,252
Consumer	1,135	1,314
Consumer residential	34,986	35,741
Agriculture	35,649	38,076
Total loans	718,158	711,902

Less:
Deferred loan fees and costs, net	(1,048)	(997)
Allowance for loan losses	(8,770)	(8,685)
Net loans	$708,340	$702,220

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

Commercial and industrial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently expand its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. Once it is determined that the borrower’s management possesses sound ethics and solid business acumen, the Company’s management examines current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial and industrial loans are primarily made based on the identified cash flows of the borrower and secondarily made based on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial and industrial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At June 30, 2019 and December 31, 2018, commercial real estate loans equal to approximately 40%, of the outstanding principal balance of commercial real estate loans were secured by owner-occupied properties.

With respect to loans to developers and builders that are secured by non-owner occupied properties that the Company may originate from time to time, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analyses of absorption and lease rates and financial analyses of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

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

Non-accrual loans, segregated by class of loans, were as follows:

(in thousands)	June 30, 2019	December 31, 2018
Commercial real estate:
Commercial real estate- construction	$0	$0
Commercial real estate- mortgages	0	0
Land	906	906
Farmland	0	0
Commercial and industrial	0	0
Consumer	0	0
Consumer residential	0	14
Agriculture	0	0
Total non-accrual loans	$906	$920

Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income of approximately $14,000 and $29,000 in the three and six-month periods ended June 30, 2019, respectively, as compared to $19,000 and $37,000 in the same periods of 2018.

The following table analyzes past due loans including the past due non-accrual loans in the above table, segregated by class of loans, as of June 30, 2019 (in thousands):

June 30, 2019	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$37,563	$37,563	$0
Commercial R.E. - mortgages	0	0	0	0	448,888	448,888	0
Land	0	0	906	906	7,930	8,836	0
Farmland	0	0	0	0	66,910	66,910	0
Commercial and industrial	0	0	0	0	84,191	84,191	0
Consumer	0	0	0	0	1,135	1,135	0
Consumer residential	0	175	0	175	34,811	34,986	0
Agriculture	0	0	0	0	35,649	35,649	0
Total	$0	$175	$906	$1,081	$717,077	$718,158	$0

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

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. There was no interest income realized on impaired loans for the three and six-months ended June 30, 2019 and 2018.

Impaired loans as of June 30, 2019 are set forth in the following table.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
June 30, 2019
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0
Land	1,222	0	906	906	680
Farmland	0	0	0	0	0
Commercial and Industrial	32	0	0	0	0
Consumer	0	0	0	0	0
Consumer residential	0	0	0	0	0
Agriculture	0	0	0	0	0
Total	$1,254	$0	$906	$906	$680

Average recorded investment in impaired loans outstanding as of June 30, 2019 and 2018 is set forth in the following table.

(in thousands)	Average Recorded Investment for the Three Months Ended June 30,		Average Recorded Investment for the Six Months Ended June 30,
	2019	2018	2019	2018
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0
Land	906	993	906	993
Farmland	0	0	0	0
Commercial and Industrial	0	302	0	302
Consumer	0	0	0	0
Consumer residential	11	15	12	15
Agriculture	0	0	0	0
Total	$917	$1,310	$918	$1,310

Impaired loans as of December 31, 2018 are set forth in the following table.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
December 31, 2018
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	1,222	0	906	906	680	958
Farmland	0	0	0	0	0	0
Commercial and Industrial	32	0	0	0	0	176
Consumer	0	0	0	0	0	0
Consumer residential	15	14	0	14	0	14
Agriculture	0	0	0	0	0	0
Total	$1,269	$14	$906	$920	$680	$1,148

Troubled Debt Restructurings – In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

At June 30, 2019, there were 3 loans that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $906,000. At December 31, 2018, there were 4 loans that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $920,000. At June 30, 2019 and December 31, 2018 there were no unfunded commitments on loans classified as a troubled debt restructures. The Company has allocated $680,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of June 30, 2019 and December 31, 2018.

The modification of the terms of such loans typically includes one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date; or a temporary payment modification in which the payment amount allocated towards principal was reduced. In some cases, a permanent reduction of the accrued interest on the loan is conceded.

During the three and six-months ended June 30, 2019 and 2018, no loans were modified as troubled debt restructurings. There were no loans modified as troubled debt restructurings within the previous twelve months and for which there was a payment default during the three and six-month periods ended June 30, 2019 and 2018. A loan is considered to be in payment default once it is ninety days contractually past due under the modified terms.

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

As of June 30, 2019 and December 31, 2018, there are no loans that are classified with a risk grade of 8- Loss.

The following table presents weighted average risk grades of the Company’s loan portfolio:

	June 30, 2019	December 31, 2018
	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.00	3.00
Commercial real estate - mortgages	3.01	3.02
Land	3.71	3.58
Farmland	3.03	3.00
Commercial and industrial	3.06	3.08
Consumer	2.10	2.31
Consumer residential	3.01	3.01
Agriculture	3.17	3.12
Total gross loans	3.04	3.04

The following table presents risk grade totals by class of loans as of June 30, 2019 and December 31, 2018. Risk grades 1 through 4 have been aggregated in the “Pass” line.

(in thousands)	Commercial R.E. Construction	Commercial R.E. Mortgages	Land	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

June 30, 2019
Pass	$37,563	$446,063	$7,930	$66,521	$80,619	$1,110	$34,945	$32,875	$707,626
Special mention	-	2,825	-	389	1,050	-	-	2,774	7,038
Substandard	-	-	906	-	2,522	25	41	-	3,494
Doubtful	-	-	-	-	-	-	-	-	-
Total loans	$37,563	$448,888	$8,836	$66,910	$84,191	$1,135	$34,986	$35,649	$718,158

December 31, 2018
Pass	$20,263	$457,150	$10,045	$62,604	$77,254	$1,273	$35,698	$35,813	$700,100
Special mention	-	2,868	-	-	2,898	-	-	2,263	8,029
Substandard	-	683	906	-	2,100	41	43	-	3,773
Doubtful	-	-	-	-	-	-	-	-	-
Total loans	$20,263	$460,701	$10,951	$62,604	$82,252	$1,314	$35,741	$38,076	$711,902

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and six-months ended June 30, 2019 and 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses
For the Three and Six Months Ended June 30, 2019 and 2018

(in thousands)	Commercial	Commercial		Consumer
Three Months Ended June 30, 2019	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$6,540	$961	$33	$293	$669	$181	$8,677
Charge-offs	0	0	(4)	0	0	0	(4)
Recoveries	0	0	1	1	0	0	2
Provision for (reversal of) loan losses	135	134	3	(2)	3	(178)	95
Ending balance	$6,675	$1,095	$33	$292	$672	$3	$8,770

	Commercial	Commercial		Consumer
Six Months Ended June 30, 2019	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$6,580	$1,065	$39	$304	$693	$4	$8,685
Charge-offs	0	0	(14)	0	0	0	(14)
Recoveries	0	0	3	1	0	0	4
Provision for (reversal of) loan losses	95	30	5	(13)	(21)	(1)	95
Ending balance	$6,675	$1,095	$33	$292	$672	$3	$8,770

(in thousands)	Commercial	Commercial		Consumer
Three Months Ended June 30, 2018	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$6,138	$808	$22	$297	$678	$222	$8,165
Charge-offs	0	0	(6)	0	0	0	(6)
Recoveries	0	0	3	0	0	0	3
Provision for (reversal of) loan losses	(116)	65	3	7	20	21	0
Ending balance	$6,022	$873	$22	$304	$698	$243	$8,162

	Commercial	Commercial		Consumer
Six Months Ended June 30, 2018	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$6,331	$813	$27	$300	$693	$2	$8,166
Charge-offs	0	0	(10)	0	0	0	(10)
Recoveries	0	0	5	1	0	0	6
Provision for (reversal of) loan losses	(309)	60	0	3	5	241	0
Ending balance	$6,022	$873	$22	$304	$698	$243	$8,162

The following table details the allowance for loan losses and ending gross loan balances as of June 30, 2019 and December 31, 2018, summarized by collective and individual evaluation methods of impairment.

(in thousands)	Commercial	Commercial		Consumer
June 30, 2019	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Allowance for loan losses for loans:
Individually evaluated for impairment	$680	$0	$0	$0	$0	$0	$680
Collectively evaluated for impairment	5,995	1,095	33	292	672	3	8,090
	$6,675	$1,095	$33	$292	$672	$3	$8,770

Ending gross loan balances:
Individually evaluated for impairment	$906	$0	$0	$0	$0	$0	$906
Collectively evaluated for impairment	561,291	84,191	1,135	34,986	35,649	0	717,252
	$562,197	$84,191	$1,135	$34,986	$35,649	$0	$718,158

December 31, 2018
Allowance for loan losses for loans:
Individually evaluated for impairment	$680	$0	$0	$0	$0	$0	$680
Collectively evaluated for impairment	5,900	1,065	39	304	693	4	8,005
	$6,580	$1,065	$39	$304	$693	$4	$8,685

Ending gross loan balances:
Individually evaluated for impairment	$906	$0	$0	$14	$0	$0	$920
Collectively evaluated for impairment	553,613	82,252	1,314	35,727	38,076	0	710,982
	$554,519	$82,252	$1,314	$35,741	$38,076	$0	$711,902

Changes in the reserve for off-balance-sheet commitments were as follows:

(in thousands)	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2019	2018	2019	2018

Balance, beginning of period	$445	$368	$396	$305
Provision to Operations for Off Balance Sheet Commitments	35	4	84	67
Balance, end of period	$480	$372	$480	$372

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

At June 30, 2019 and December 31, 2018, loans carried at $718,158,000 and $711,902,000, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

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

For the three and six-months ended June 30, 2019, the total expense recorded for our leases was $272,000 and $545,000, respectively.

NOTE 6 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of June 30, 2019 and December 31, 2018. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between levels during the three and six-month periods ended June 30, 2019 and 2018.

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

The estimated fair values of the Company’s financial instruments not measured at fair value at June 30, 2019 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$91,557	$91,557	1
Restricted equity securities	4,761	4,761	2
Loans, net	708,340	704,232	3
Interest receivable	3,719	3,719	2

Financial liabilities:
Deposits	(949,090)	(948,832)	3
Interest payable	(39)	(39)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,820)	3

The estimated fair values of the Company’s financial instruments not measured at fair value at December 31, 2018 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$126,145	$126,145	1
Restricted equity securities	4,357	4,357	2
Loans, net	702,220	697,369	3
Interest receivable	3,755	3,755	2

Financial liabilities:
Deposits	(986,495)	(986,096)	3
Interest payable	(40)	(40)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,539)	3

The following table presents the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the condensed consolidated balance sheets at each respective period end, by level within the fair value hierarchy as of June 30, 2019 and December 31, 2018.

	Fair Value Measurements at June 30, 2019 Using
(in thousands)	June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$36,878	$0	$36,878	$0
Collateralized mortgage obligations	1,823	0	1,823	0
Municipalities	98,244	0	98,244	0
SBA pools	7,604	0	7,604	0
Corporate debt	18,988	0	18,988	0
Asset backed securities	41,660	0	41,660	0

Equity Securities:*
Mutual fund	$3,240	$3,240	$0	$0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$226	$0	$0	$226

	Fair Value Measurements at December 31, 2018 Using
(in thousands)	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$44,106	$0	$44,106	$0
Collateralized mortgage obligations	2,012	0	2,012	0
Municipalities	93,237	0	93,237	0
SBA pools	8,673	0	8,673	0
Corporate debt	20,587	0	20,587	0
Asset backed securities	38,096	0	38,096	0

Equity Securities:*
Mutual fund	$3,106	$3,106	$0	$0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$226	$0	$0	$226
Consumer residential	14	0	0	14

* Effective January 1, 2018, the Company adopted ASU 2016-01, which requires equity securities with readily determinable fair values to be measured at fair value with changes in the fair value recognized through net income. See Note 2 for additional information on this accounting standard.

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

Net realizable value of the underlying collateral is the fair value of the collateral less estimated selling costs and any prior liens. Appraisals, recent comparable sales, offers and listing prices are factored in when valuing the collateral. The Company reviews and verifies the qualifications and licenses of the certified general appraisers used for appraising commercial properties or certified residential appraisers for residential properties. Real estate appraisals may utilize a combination of approaches including replacement cost, sales comparison and the income approach. Comparable sales and income data are analyzed by the appraisers and adjusted to reflect differences between them and the subject property such as type, leasing status and physical condition. When the appraisals are received, management reviews the assumptions and methodology utilized in the appraisal, as well as the overall resulting value in conjunction with independent data sources such as recent market data and industry-wide statistics. Management generally use a 6% discount for selling costs which is applied to all properties, regardless of size. Appraised values may be adjusted to reflect changes in market conditions that have occurred subsequent to the appraisal date, or for revised estimates regarding the timing or cost of the property sale. These adjustments are based on qualitative judgments made by management on a case-by-case basis. No fair value adjustments were made to OREO properties during the three and six-months ended June 30, 2019.

There have been no significant changes in the valuation techniques during the six month period ended June 30, 2019.

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

The Company’s calculation of basic and diluted EPS for the three and six-month periods ended June 30, 2019 and 2018 are reflected in the table below.

	THREE MONTHS ENDED
(In thousands)	JUNE 30,
	2019	2018
BASIC EARNINGS PER SHARE

Net income	$2,963	$2,591
Weighted average shares outstanding	8,103	8,080
Net income per common share	$0.37	$0.32

DILUTED EARNINGS PER SHARE

Net income	$2,963	$2,591
Weighted average shares outstanding	8,103	8,080
Effect of dilutive stock options	0	2
Effect of dilutive non-vested restricted shares	14	16
Weighted average shares of common stock and common stock equivalents	8,117	8,098
Net income per diluted common share	$0.37	$0.32

	SIX MONTHS ENDED
(In thousands)	JUNE 30,
	2019	2018
BASIC EARNINGS PER SHARE

Net income	$6,067	$5,393
Weighted average shares outstanding	8,098	8,078
Net income per common share	$0.75	$0.67

DILUTED EARNINGS PER SHARE

Net income	$6,067	$5,393
Weighted average shares outstanding	8,098	8,078
Effect of dilutive stock options	0	2
Effect of dilutive non-vested restricted shares	12	19
Weighted average shares of common stock and common stock equivalents	8,110	8,099
Net income per diluted common share	$0.75	$0.67

During the three and six-month periods ended June 30, 2019 and 2018, there were no anti-dilutive options to purchase shares of common stock. During the three and six-month periods ended June 30, 2019, weighted average non-vested restricted shares totaling 1,200 and 42,782 were anti-dilutive, and therefore not included in the total diluted shares calculation. During the comparable periods of 2018, there were no anti-dilutive shares from non-vested restricted stock grants.

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

Introduction

In July 2008, Oak Valley Community Bank became a subsidiary of Oak Valley Bancorp, a newly established bank holding company. Oak Valley Bancorp operates Oak Valley Community Bank as a community bank in the general commercial banking business, with our primary market encompassing the California Central Valley around Oakdale and Modesto, and the Eastern Sierras. As such, unless otherwise noted, all references are about Oak Valley Bancorp.

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

Management believes the following were important factors in the Company’s performance during the three and six-month periods ended June 30, 2019:

•

The Company recognized net income of $2,963,000 and $6,067,000 for the three and six-month periods ended June 30, 2019, respectively, as compared to $2,591,000 and $5,393,000 for the same periods in 2018.  The factors contributing to these results will be discussed below.

•

The Company recognized loan loss provisions of $95,000 during the three and six-month periods ended June 30, 2019, as compared to no provisions during the first six months of 2018, due to moderate loan growth during the second quarter of 2019.

•

Net interest income increased $801,000 or 8.6% and $1,795,000 or 9.7% for the three and six-month periods ended June 30, 2019, respectively, compared to the same periods in 2018.  The increase was primarily due to the organic growth of the loan and investment security portfolios, and the positive impact of rising interest rates.

•

Non-interest income increased by $231,000 or 22.8% and $174,000 or 7.4% for the three and six-months ended June 30, 2019, respectively, as compared to the same periods in 2018, primarily due to an increase in the unrealized gain on equity securities and increased service fees on deposit accounts.

•

Non-interest expense increased by $405,000 or 5.9% and $906,000 or 6.6% for the three and six-month periods ended June 30, 2019, respectively, as compared to the same periods in 2018. The increase was mainly due to increased salaries and benefits, and other general operating expenses required to support the loan and deposit growth.

•

Total assets decreased $25,888,000 or 2.4%, total net loans increased by $6,120,000 or 0.9% and investment securities decreased by $1,514,000 or 0.7% in each case from December 31, 2018 to June 30, 2019, while deposits decreased by $37,405,000 or 3.8% for the same period. Consequently, cash and cash equivalent balances decreased by $34,588,000, mainly due to competitive pressure on certain high interest rate deposit accounts that the Company elected not to match rates on.

Income Summary

For the three and six-month periods ended June 30, 2019, the Company recorded net income of $2,963,000 and $6,067,000, respectively, representing increases of $372,000 and $674,000, as compared to the same periods in 2018.  Return on average assets (annualized) was 1.13% and 1.15% for the three and six-months ended June 30, 2019, respectively, as compared to 0.99% and 1.03% for the same periods in 2018.  Annualized return on average common equity was 11.39% and 11.95% for the three and six-months ended June 30, 2019, respectively, as compared to 11.18% and 11.82% for the same periods in 2018. Net income before provisions for income taxes increased by $532,000 and $968,000 for the three and six-month periods ended June 30, 2019, respectively, from the comparable 2018 periods.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

	Effect on Pre-Tax Income	Effect on Pre-Tax Income
(In thousands)	Increase (Decrease)	Increase (Decrease)
	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Change from 2017 to 2018 in:
Net interest income	$801	$1,795
Provision for loan losses	(95)	(95)
Non-interest income	231	174
Non-interest expense	(405)	(906)
Change in net income before income taxes	$532	$968

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three and six-month periods ended June 30, 2019, net interest income was $10,128,000 and $20,239,000, respectively, which represented increases of $801,000 or 8.6% and $1,795,000 or 9.7%, from the comparable periods in 2018. The increase is primarily due to loan and investment portfolio growth.

The net interest margin (net interest income as a percentage of average interest earning assets) was 4.23% and 4.19% for the three and six-month periods ended June 30, 2019, respectively, compared to 3.83% and 3.82% for the same periods in 2018. The increase in net interest margin is primarily due to an increase in the average loan balance and yield on earning assets.

Earning asset yield increased by 40 basis points for the three and six-month periods ended June 30, 2019, as compared to the same periods of 2018, mainly due to an increase in loan volume, loan yield, and the yield on cash balances that has been recognized due to the Federal Open Market Committee (“FOMC”) rate hikes during 2018. Furthermore, the earning asset yield is trending upward as a result of deploying low yielding cash equivalent balances into the loan and investment portfolios, which recognized average balance increases of $59 million and $9 million, respectively, in the six-month period of 2019 as compared to 2018.

The cost of funds on interest-bearing liabilities increased by 3 and 7 basis points for the three and six-month periods of 2019, respectively, as compared to the same periods in 2018, as deposit rates remain relatively low and there has not been a significant reaction in the banking industry to the FOMC interest rate hikes from prior years thus far. The Company continues to recognize strong core deposit growth as evidenced by the increase in average non-interest-bearing demand deposit balances of $25 million, for the six-month period ended June 30, 2019, as compared to the same period of 2018.

The following tables shows the relative impact of changes in average balances of interest earning assets and interest-bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three and six-month periods ended June 30, 2019 and 2018:

Net Interest Analysis

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)
Assets:
Earning assets:
Gross loans (1) (2)	$707,988	$8,633	4.89%	$644,619	$7,647	4.76%
Investment securities (2)	202,809	1,671	3.30%	204,514	1,571	3.08%
Federal funds sold	9,332	56	2.41%	10,649	47	1.77%
Interest-earning deposits	56,635	315	2.23%	134,082	594	1.78%
Total interest-earning assets	976,764	10,675	4.38%	993,864	9,859	3.98%
Total noninterest earning assets	71,511			58,790
Total Assets	1,048,275			1,052,654
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	245,625	245	0.40%	231,015	107	0.19%
Money market deposits	226,782	96	0.17%	289,568	209	0.29%
Savings deposits	81,593	13	0.06%	72,882	9	0.05%
Time certificates of deposit $250,000 or more	15,785	14	0.36%	18,406	15	0.33%
Other time deposits	22,497	15	0.27%	27,450	19	0.28%
Total interest-bearing liabilities	592,282	383	0.26%	639,321	359	0.23%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	5,228			314,920
Other liabilities	346,458			5,490
Total noninterest-bearing liabilities	351,583			320,410
Shareholders' equity	104,307			92,923
Total liabilities and shareholders' equity	$1,048,275			$1,052,654
Net interest income		$10,292			$9,500
Net interest spread (3)			4.12%			3.75%
Net interest margin (4)			4.23%			3.83%

(1)  Loan fees have been included in the calculation of interest income.

(2) Yields and interest income on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

(5) Annual interest rates are computed by dividing the interest income/expense by the number of days in the period multiplied by 365.

	Six months ended			Six months ended
	June 30, 2019			June 30, 2018
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)
Assets:
Earning assets:
Gross loans (1) (2)	$706,177	$17,079	4.88%	$647,023	$15,237	4.75%
Investment securities (2)	205,156	3,354	3.30%	196,177	2,954	3.04%
Federal funds sold	8,927	107	2.42%	10,234	84	1.66%
Interest-earning deposits	69,417	831	2.41%	138,984	1,166	1.69%
Total interest-earning assets	989,677	21,371	4.35%	992,418	19,441	3.95%
Total noninterest earning assets	70,332			59,113
Total assets	1,060,009			1,051,531
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	245,796	460	0.38%	229,398	199	0.17%
Money market deposits	238,135	258	0.22%	291,130	364	0.25%
Savings deposits	80,710	25	0.06%	72,296	17	0.05%
Time certificates of deposit $250,000 or more	15,346	30	0.39%	19,044	32	0.34%
Other time deposits	25,607	32	0.00%	28,017	38	0.27%
Total interest-bearing liabilities	605,594	805	0.27%	639,885	650	0.20%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	339,669			314,329
Other liabilities	12,401			5,272
Total noninterest-bearing liabilities	352,070			319,601
Shareholders' equity	102,345			92,045
Total liabilities and shareholders' equity	$1,060,009			$1,051,531
Net interest income		$20,566			$18,791
Net interest spread (3)			4.09%			3.75%
Net interest margin (4)			4.19%			3.82%

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

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest-bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three and six-month periods ended June 30, 2019 and 2018.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

(In thousands)

	For the Three Months Ended
	June 30, 2019 vs 2018
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$752	$234	$986
Investment securities (2)	(13)	113	100
Federal funds sold	(6)	15	9
Interest-earning deposits	(343)	64	(279)
Total interest income	$390	$426	$816

Interest expense:
Interest-earning DDA	7	131	138
Money market deposits	(45)	(68)	(113)
Savings deposits	1	3	4
Time CD $250K or more	(2)	1	(1)
Other time deposits	(3)	(1)	(4)
Total interest expense	$(42)	$66	$24

Change in net interest income	$432	$360	$792

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

The table above reflects an increase of $360,000 in net interest income due to rate changes for the second quarter of 2019 as compared to the same period of 2018. This increase is the result of the positive impact of FOMC rate hikes on interest-earning cash balance accounts, loan yields, and investment security yields. The increase in earning asset balances combined with the overall change in mix of balances resulted in an increase of $432,000 to net interest income over the same period.

	For the Six Months Ended June 30,
	2019 vs 2018
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$1,393	$449	$1,842
Investment securities (2)	135	265	400
Federal funds sold	(11)	34	23
Interest-earning deposits	(583)	248	(335)
Total interest income	$934	$996	$1,930

Interest expense:
Interest-earning DDA	$14	$247	$261
Money market deposits	(66)	(40)	(106)
Savings deposits	2	6	8
Time CD $250K or more	(6)	4	(2)
Other time deposits	(3)	(3)	(6)
Total interest expense	$(59)	$214	$155

Change in net interest income	$993	$782	$1,775

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

The table above reflects an increase of $782,000 in net interest income due to rate changes for the six-month period of 2019 as compared to the same period of 2018. This increase is the result of the positive impact of FOMC rate hikes on interest-earning cash balance accounts, loan yields, and investment security yields. The increase in earning asset balances combined with the overall change in mix of balances resulted in an increase of $993,000 in net interest income over the same period.

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

The Company recorded loan loss provisions of $95,000 during the three and six-months ended June 30, 2019, as compared to no provisions during the same periods of 2018, mainly due to moderate loan growth of $10.8 million during the second quarter of 2019.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three and six-month periods ended June 30, 2019, non-interest income was $1,242,000 and $2,517,000, respectively, representing increases of $231,000 or 22.8% and $174,000 or 7.4%, compared to the same periods in 2018.

The following tables show the major components of non-interest income:

(in thousands)	For the Three Months Ended June 30,
	2019	2018	$ change	% change
Service charges on deposits	$403	$368	$35	9.5%
Debit card transaction fee income	327	304	23	7.6%
Earnings on cash surrender value of life insurance	127	126	1	0.8%
Mortgage commissions	27	33	(6)	(18.2% )
Gains on calls and sales of securities	1	7	(6)	(85.7% )
Other income	357	173	184	106.4%
Total non-interest income	$1,242	$1,011	$231	22.8%

(in thousands)	For the Six Months Ended June 30,
	2019	2018	$ change	% change
Service charges on deposits	$796	$738	$58	7.9%
Debit card transaction fee income	601	582	19	3.3%
Earnings on cash surrender value of life insurance	252	251	1	0.4%
Mortgage commissions	50	65	(15)	(23.1% )
Gains on calls and sales of securities	110	77	33	42.9%
Gain on sale of OREO	0	193	(193)	(100.0% )
Other income	708	437	271	62.0%
Total non-interest income	$2,517	$2,343	$174	7.4%

Service charges on deposits increased by $35,000 and $58,000 for the three and six-months ended June 30, 2019, respectively, compared to the same periods in 2018, due to an increase in the number of deposit accounts and corresponding service fee income.

Debit card transaction fee income increased by $23,000 and $19,000 for the three and six-months ended June 30, 2019, respectively, compared to the same periods in 2018, due to an increase in the number of deposit accounts and corresponding service fee income.

Earnings on cash surrender value of life insurance was relatively unchanged, increasing by $1,000 for the three and six-months ended June 30, 2019, compared to the same periods in 2018.

Mortgage commissions decreased by $6,000 and $15,000 for the three and six-months ended June 30, 2019, respectively, as compared to the same periods of 2018, as the demand for home purchases and refinancing has retracted during 2019.

Net gain on calls and sales of securities decreased by $6,000 for the three months ended June 30, 2019, and increased by $33,000 for the six months ended June 30, 2019, as compared to the same periods in 2018, mainly due to one large gain on a called security recorded during the first quarter of 2019.

The Company recorded a sale of an OREO property resulting in a gain of $193,000 during the first six months of 2018, compared no sales or corresponding gains during 2019.

Other income increased by $184,000 and $271,000 for the three and six-month periods ended June 30, 2019, respectively, as compared to the same periods of 2018, mainly due to an unrealized gain on equity securities of $47,000 and $90,000 during the second quarter and year-to-date period of 2019, as compared to an unrealized loss of $87,000 for the same periods of 2018.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

(in thousands)	For the Three Months Ended June 30,
	2019	2018	$ change	% change
Salaries and employee benefits	$4,480	$4,076	$404	9.9%
Occupancy	857	988	(131)	(13.3% )
Data processing fees	472	426	46	10.8%
Regulatory assessments (FDIC & DBO)	102	114	(12)	(10.5% )
Other	1,399	1,301	98	7.5%
Total non-interest expense	$7,310	$6,905	$405	5.9%

(in thousands)	For the Six Months Ended June 30,
	2019	2018	$ change	% change
Salaries and employee benefits	$8,884	$8,095	$789	9.7%
Occupancy	1,746	1,875	(129)	(6.9% )
Data processing fees	918	842	76	9.0%
Regulatory assessments (FDIC & DBO)	212	228	(16)	(7.0% )
Other	2,783	2,597	186	7.2%
Total non-interest expense	$14,543	$13,637	$906	6.6%

Non-interest expenses increased by $405,000 or 5.9% and $906,000 or 6.6% for the three and six-months ended June 30, 2019, respectively, as compared to the same periods of 2018.  Salaries and employee benefits increased $404,000 and $789,000 for the three and six-months ended June 30, 2019, respectively, as compared to the same periods of 2018, primarily due to additional staffing required to support the continued loan and deposit growth, including the Company’s expansion into the Sacramento market with a new branch that was opened during September 2018.

Occupancy expenses decreased by $131,000 and $129,000 for the three and six-months ended June 30, 2019, respectively, as compared to the same periods of 2018, which is mainly due to a decrease in depreciation expense, as a portion of our fixed assets have become fully depreciated over the prior twelve months. The 2018 second quarter total also included a non-recurring charge of $85,000 for the remaining lease obligation on our vacated Turlock branch, which was relocated during the second quarter of 2018.

Data processing fees decreased by $12,000 for the three-month period ended June 30, 2019, and increased by $76,000 for the six month period ended June 30, 2019, as compared to the same periods of 2018. The year-to-date increase is mainly due to servicing costs on the growing number of loan and deposit accounts.

FDIC and DBO (California Department of Business Oversight) regulatory assessments decreased by $12,000 and $16,000 for the three and six months ended June 30, 2019, respectively, as compared to the same periods in 2018.  The initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC and the Company’s risk profile has improved throughout 2018 and 2019, resulting in a reduction in the Company’s assessment rate. However, management expects it to be offset by deposit growth throughout the remainder of 2019, despite the decline in during the first six months, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis.

Other expense increased by $98,000 and $186,000 for the three and six-months ended June 30, 2019, respectively, as compared to the same periods in 2018, due to increases in a variety of general operating expenses as the Company’s business portfolios continue to expand.

Management anticipates that non-interest expense will continue to increase as the Company continues to grow.  However, management remains committed to cost-control and efficiency, and expects to keep these increases to a minimum relative to growth.

Income Taxes

The Company reported provisions for income taxes of $1,002,000 and $2,051,000 for the three and six-month periods ended June 30, 2019, respectively, representing increases of $160,000 and $294,000, compared to the provisions reported in the comparable periods of 2018. The effective income tax rate on income from continuing operations was 25.3% for the three and six-months ended June 30, 2019, compared to 24.6% for the comparable periods of 2018. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, bank owned life insurance and certain tax-exempt loans). The disparity between the effective tax rates for 2019 as compared to 2018 is primarily due to tax credits from low income housing projects as well as tax free-income on municipal securities and loans that comprised a larger proportion of pre-tax income in 2018 as compared to 2019.

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

Non-accrual loans totaled $906,000 and $920,000 at June 30, 2019 and December 31, 2018, respectively.  The non-accrual loans as of June 30, 2019 are loans made to one borrower primarily for residential real estate development. As of June 30, 2019, the Company had three loans considered troubled debt restructurings totaling $906,000, all of which are included in non-accrual loans.

OREO as of June 30, 2019 and December 31, 2018 consisted of one property, a residential land acquired through foreclosure that was written down to a zero balance because the public utilities have not been obtainable, therefore, rendering these land lots unmarketable at this time. There were no sales in the first six months of 2019, compared to one sale of an OREO property resulting in a gain of $193,000 during the comparable period of 2018, which was a residential property with a carrying value of $253,000 that was acquired through foreclosure. The Company did not acquire any OREO properties and there were no fair value adjustments to OREO properties during the first six months of 2019 or 2018.

The following table presents information about the Bank’s non-performing assets, including asset quality ratios as of June 30, 2019 and December 31, 2018:

Non-Performing Assets

(in thousands)	June 30,	December 31,
	2019	2018
Loans in non-accrual status	$906	$920
Loans past due 90 days or more and accruing	0	0
Total non-performing loans	906	920
Other real estate owned	0	0
Total non-performing assets	$906	$920

Allowance for loan losses	$8,770	$8,685

Asset quality ratios:
Non-performing assets to total assets	0.08%	0.08%
Non-performing loans to total loans	0.13%	0.13%
Allowance for loan losses to total loans	1.22%	1.22%
Allowance for loan losses to total non-performing loans	968.0%	944.0%

Non-performing assets decreased by $14,000 as of June 30, 2019, as compared to December 31, 2018, due to one non-accrual loan that paid off during the second quarter of 2019.

Allowance for Loan and Lease Losses

Due to credit risk inherent in the lending business, the Company routinely sets aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges for the outstanding loan portfolio have been credited to the allowance for loan losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company recorded loan loss provisions of $95,000 during the three and six-months ended June 30, 2019, as compared to no provisions in the same periods of 2018, due to an increase of $10.8 million in gross loans during the second quarter.

The allowance for loan losses increased by $85,000, to $8,770,000 at June 30, 2019, as compared to $8,685,000 at December 31, 2018, due to the $95,000 provision for loan loss during the second quarter of 2019, which was partially offset by net loan charge-offs of $10,000 during the six-month period of 2019. These factors combined with stable credit quality and the increase in the gross loan portfolio balance resulted in the allowance for loan losses as a percentage of total loans to remain at 1.22% at June 30, 2019, as compared to 1.22% at December 31, 2018.

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

Although management believes the allowance at June 30, 2019 was adequate to absorb probable losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on the Company’s service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of June 30, 2019, and December 31, 2018, the Company had $91,557,000 and $126,145,000, respectively, in cash and cash equivalents.

Investment Securities

Management of the investment securities portfolio focuses on providing an adequate level of liquidity and establishing an interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk. Investment securities that the Company intends to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale or equity securities.  Currently, all of the investment securities are classified as available-for-sale except for one mutual fund classified as an equity security with a carrying value of $3,240,000 as of June 30, 2019. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. The carrying values of equity securities are adjusted for unrealized gains or losses through noninterest income in the consolidated statement of income.

Management has evaluated the investment securities portfolio to determine if the impairment of any security in an unrealized loss position is temporary or other than temporary.  The Company conducts a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its carrying value. If such decline is determined to be other than temporary, the Company would adjust the carrying amount of the security by writing down the security to fair value through a charge to current period income or a charge to accumulated other comprehensive income depending on the nature of the impairment and managements intent or requirement to sell the security. Management has determined that no investment security is other than temporarily impaired.  The unrealized losses are due primarily to interest rate changes.

Deposits

Total deposits at June 30, 2019 were $949,090,000, a $37,405,000 or 3.8% decrease from the deposit total of $986,495,000 at December 31, 2018.  Average deposits decreased by $8,951,000 to $945,263,000 for the six-month period ended June 30, 2019 as compared to the same period in 2018, mainly due to the competitive pressure on certain high interest rate deposit accounts that the Company elected not to match rates on. Not including the decrease due to these specific accounts, the Bank recognized an increase in core deposit growth. Management believes the Company attracted deposits due to the safety and soundness of the Bank and our focus on customer service.

Deposits Outstanding

	June 30,	December 31,	Six Month Change
(in thousands)	2019	2018	$	%

Demand	$603,296	$594,502	$8,794	1.5%
MMDA	221,583	272,766	(51,183)	(18.8%	)
Savings	83,258	76,915	6,343	8.2%
Time < $250K	25,607	23,816	1,791	7.5%
Time > $250K	15,346	18,496	(3,150)	(17.0%	)
	$949,090	$986,495	$(37,405)	(3.8%	)

Because the Company’s client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Six clients carry deposit balances of more than 1% of total deposits, but none had a deposit balance of more than 3% of total deposits at June 30, 2019. Management believes that the Company’s funding concentration risk is not significant, and is mitigated by the ample sources of funds the Bank has access to.

Since the deposit growth strategy emphasizes core deposit growth, the Company has avoided relying on brokered deposits as a consistent source of funds. The Company had no brokered deposits as of June 30, 2019 and December 31, 2018.

Borrowings

Although deposits are the primary source of funds for lending and investment activities and for general business purposes, the Company may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. The outstanding FHLB advances remained a zero balance at December 31, 2018 and June 30, 2019, as the Company continues to rely on deposit growth as its primary source of funding. See “Liquidity Management” below for the details on the FHLB borrowings program.

Capital Ratios

The Company is regulated by the Board of Governors of the Federal Reserve Board (“FRB”) and is subject to the securities registration and public reporting regulations of the Securities and Exchange Commission. As a California state-chartered bank, the Company’s banking subsidiary is subject to primary supervision, examination and regulation by the California Department of Business Oversight (DBO) and the Federal Reserve Board. The Federal Reserve Board is the primary federal regulator of state member banks. The Bank is also subject to regulation by the FDIC, which insures the Bank’s deposits as permitted by law. Management is not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on the Company’s or Bank’s liquidity, capital resources, or operations.

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

The following tables present a comparison of our actual capital ratios to the minimum required ratios as of the dates indicated:

(in thousands)			Regulatory
	Actual		Minimum (1)
Capital ratios for Bank:	Amount	Ratio	Amount	Ratio

As of June 30, 2019
Total capital (to Risk- Weighted Assets)	$109,719	12.0%	$96,071	>10.5%
Tier I capital (to Risk- Weighted Assets)	$100,469	11.0%	$88,972	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$100,469	11.0%	$64,048	>7.0%
Tier I capital (to Average Assets)	$100,469	9.6%	$41,714	>4.0%

As of December 31, 2018
Total capital (to Risk- Weighted Assets)	$104,253	11.7%	$87,691	>9.875%
Tier I capital (to Risk- Weighted Assets)	$95,172	10.7%	$69,931	>7.875%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$95,172	10.7%	$56,611	>6.375%
Tier I capital (to Average Assets)	$95,172	8.7%	$43,665	>4.0%

Capital ratios for the Company:

As of June 30, 2019
Total capital (to Risk- Weighted Assets)	$109,968	12.0%	$96,062	>10.5%
Tier I capital (to Risk- Weighted Assets)	$100,718	11.0%	$77,764	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$100,718	11.0%	$64,041	>7.0%
Tier I capital (to Average Assets)	$100,718	9.7%	$41,716	>4.0%

As of December 31, 2018
Total capital (to Risk- Weighted Assets)	$104,613	11.8%	$87,699	>9.875%
Tier I capital (to Risk- Weighted Assets)	$95,532	10.8%	$69,937	>7.875%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$95,532	10.8%	$56,616	>6.375%
Tier I capital (to Average Assets)	$95,532	8.8%	$43,667	>4.0%

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

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, the Company maintains a portion of funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. The Company obtains funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings. The Company’s primary use of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common and preferred stockholders. The Company’s liquid assets at June 30, 2019 were $192.1 million compared to $238.5 million at December 31, 2018.  The Company’s liquidity level measured as the percentage of liquid assets to total assets was 18.0% at June 30, 2019, compared to 21.8% at December 31, 2018. Liquidity decreased during the first six months of 2019, mainly due to the deposit decrease of $37 million while gross loans increased by $6 million, resulting in lower levels of cash. Management anticipates that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for operating, investing and financing needs and regulatory liquidity requirements for the next twelve months. Management monitors the Company’s liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, the Company relies on advances from the FHLB to supplement the supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of the loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of June 30, 2019, the Company’s borrowing capacity from the FHLB was approximately $264.7 million and there were no outstanding advances. The Company also maintains 2 lines of credit with correspondent banks to purchase up to $30 million in federal funds, for which there were no advances as of June 30, 2019.

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company provides various forms of credit lines to meet the financing needs of customers. These commitments, which represent a credit risk to us, are not represented in any form on the balance sheets.

As of June 30, 2019 and December 31, 2018, the Company had commitments to extend credit of $182.0 million and $153.9 million, respectively, which includes obligations under letters of credit of $5.0 million and $2.3 million, respectively.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For qualitative and quantitative disclosures about market risk, please see the sections entitled “Market Risk” and “Interest Rate Management” in Item 7 of the Company’s 2018 Annual Report on Form 10-K. As of June 30, 2019, the Company’s exposures to market risk have not changed materially since December 31, 2018.

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

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the Evaluation Date.

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

Oak Valley Bancorp
Date: August 7, 2019	By:	/s/ JEFFREY A. GALL
Jeffrey A. Gall
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)