Form 10-Q
period 2019-09-30
Oak Valley Bancorp
filed 2019-11-08
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,210,637 shares of common stock outstanding as of November 1, 2019.

Oak Valley Bancorp

September 30, 2019

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	2

Condensed Consolidated Balance Sheets at September 30, 2019 (Unaudited) and December 31, 2018		2

Condensed Consolidated Statements of Income for the three and nine-month periods ended September 30, 2019 and September 30, 2018 (Unaudited)		3

Condensed Consolidated Statements of Comprehensive Income for the three and nine-month periods ended September 30, 2019 and September 30, 2018 (Unaudited)		4

Condensed Consolidated Statements of Changes of Shareholders’ Equity for the three and nine-month periods ended September 30, 2019 and September 30, 2018 (Unaudited)		5

Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2019 and September 30, 2018 (Unaudited)		6

Notes to Condensed Consolidated Financial Statements		7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

PART II – OTHER INFORMATION		42

Item 1.	Legal Proceedings	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	43

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)	September 30,	December 31,
	2019	2018
ASSETS
Cash and due from banks	$106,009	$116,425
Federal funds sold	10,385	9,720
Cash and cash equivalents	116,394	126,145

Securities - available for sale	193,601	206,712
Securities - equity investments	3,283	3,106
Loans, net of allowance for loan loss of $9,005 and $8,685 as of September 30, 2019 and December 31, 2018, respectively	722,446	702,220
Cash surrender value of life insurance	24,454	19,028
Bank premises and equipment, net	15,067	14,937
Goodwill and other intangible assets, net	3,863	3,942
Interest receivable and other assets	22,024	18,797

	$1,101,132	$1,094,887

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$977,993	$986,495
Interest payable and other liabilities	13,819	9,354
Total liabilities	991,812	995,849

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,210,637 and 8,194,805 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	25,435	25,429
Additional paid-in capital	3,636	3,358
Retained earnings	77,769	70,686
Accumulated other comprehensive income (loss), net of tax	2,480	(435)
Total shareholders’ equity	109,320	99,038

	$1,101,132	$1,094,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share amounts)	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018	2019	2018
INTEREST INCOME
Interest and fees on loans	$8,878	$8,149	$25,920	$23,348
Interest on securities	1,463	1,463	4,526	4,108
Interest on federal funds sold	46	55	153	139
Interest on deposits with banks	442	707	1,274	1,873
Total interest income	10,829	10,374	31,873	29,468

INTEREST EXPENSE
Deposits	384	430	1,189	1,080
Total interest expense	384	430	1,189	1,080

Net interest income	10,445	9,944	30,684	28,388
Provision for loan losses	240	0	335	0

Net interest income after provision for loan losses	10,205	9,944	30,349	28,388

OTHER INCOME
Service charges on deposits	415	388	1,211	1,126
Debit card transaction fee income	355	308	955	890
Earnings on cash surrender value of life insurance	174	130	426	381
Mortgage commissions	4	29	53	94
Gains on sales and calls of securities	27	3	137	80
Gain on sale of OREO	0	0	0	193
Other	300	279	1,010	716
Total non-interest income	1,275	1,137	3,792	3,480

OTHER EXPENSES
Salaries and employee benefits	4,333	4,088	13,217	12,183
Occupancy expenses	911	882	2,658	2,757
Data processing fees	477	428	1,396	1,270
Regulatory assessments (FDIC & DBO)	28	110	240	338
Other operating expenses	1,408	1,312	4,189	3,909
Total non-interest expense	7,157	6,820	21,700	20,457

Net income before provision for income taxes	4,323	4,261	12,441	11,411

Total provision for income taxes	1,092	1,096	3,144	2,853
Net Income	$3,231	$3,165	$9,297	$8,558

Net income per share	$0.40	$0.39	$1.15	$1.06

Net income per diluted share	$0.40	$0.39	$1.15	$1.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(in thousands)	2019	2018	2019	2018

Net income	$3,231	$3,165	$9,297	$8,558
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains (losses) arising during the period	742	(976)	4,276	(2,559)
Less: reclassification for net gains included in net income	(27)	(3)	(137)	(80)
Other comprehensive gain (loss), before tax	715	(979)	4,139	(2,639)
Tax (expense) benefit related to items of other comprehensive income	(212)	289	(1,224)	780
Total other comprehensive gain (loss)	503	(690)	2,915	(1,859)
Comprehensive income	$3,734	$2,475	$12,212	$6,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30, 2018 AND 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, July 1, 2018	8,183,005	$25,422	$3,134	$65,606	$(17)	$94,145
Restricted stock issued	12,250	0	0	0	0	0
Restricted stock forfeited	(1,000)	0	0	0	0	0
Cash dividends declared $0.13 per share of common stock	0	0	0	(1,064)	0	(1,064)
Stock based compensation	0	0	110	0	0	110
Other comprehensive loss	0	0	0	0	(690)	(690)
Net income	0	0	0	3,165	0	3,165
Balances, September 30, 2018	8,194,255	$25,422	$3,244	$67,707	$(707)	$95,666

Balances, July 1, 2019	8,208,853	$25,435	$3,524	$75,647	$1,977	$106,583
Restricted stock issued	5,250	0	0	0	0	0
Restricted stock forfeited	(3,000)	0	0	0	0	0
Restricted stock surrendered for tax withholding	(466)	0	(6)	0	0	(6)
Cash dividends declared $0.135 per share of common stock	0	0	0	(1,109)	0	(1,109)
Stock based compensation	0	0	118	0	0	118
Other comprehensive income	0	0	0	0	503	503
Net income	0	0	0	3,231	0	3,231
Balances, September 30, 2019	8,210,637	$25,435	$3,636	$77,769	$2,480	$109,320

	NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2018	8,098,605	$24,773	$3,576	$61,429	$989	$90,767
Restricted stock issued	96,650	0	0	0	0	0
Restricted stock forfeited	(1,000)	0	0	0	0	0
Cash dividends declared $0.26 per share of common stock	0	0	0	(2,117)	0	(2,117)
Stock based compensation	0	0	317	0	0	317
APIC reclassification	0	649	(649)	0	0	0
Other comprehensive loss	0	0	0	0	(1,859)	(1,859)
Reclassification from adoption of ASU 2016-01	0	0	0	(163)	163	0
Net income	0	0	0	8,558	0	8,558
Balances, September 30, 2018	8,194,255	$25,422	$3,244	$67,707	$(707)	$95,666

Balances, January 1, 2019	8,194,805	$25,429	$3,358	$70,686	$(435)	$99,038
Stock options exercised	1,000	6	0	0	0	6
Restricted stock issued	26,095	0	0	0	0	0
Restricted stock forfeited	(4,500)	0	0	0	0	0
Restricted stock surrendered for tax withholding	(6,763)	0	(121)	0	0	(121)
Cash dividends declared $0.27 per share of common stock	0	0	0	(2,214)	0	(2,214)
Stock based compensation	0	0	399	0	0	399
Other comprehensive income	0	0	0	0	2,915	2,915
Net income	0	0	0	9,297	0	9,297
Balances, September 30, 2019	8,210,637	$25,435	$3,636	$77,769	$2,480	$109,320

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,297	$8,558
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	335	0
Increase (decrease) in deferred fees/costs, net	113	(324)
Depreciation	816	914
Amortization of investment securities, net	715	817
Stock based compensation	399	317
Gain on sale of OREO property	0	(193)
Gain on calls and sale of available for sale securities	(137)	(80)
Earnings on cash surrender value of life insurance	(426)	(381)
Increase in interest payable and other liabilities	4,977	512
Decrease (increase) in interest receivable	556	(10)
(Increase) decrease in other assets	(4,524)	1,550
Net cash from operating activities	12,121	11,680

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(23,860)	(46,068)
Purchases of equity securities	(68)	(63)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	40,423	16,701
Investment in LIHTC	(512)	0
Net increase in loans	(20,674)	(682)
Purchase of FHLB Stock	(404)	(222)
Purchase of BOLI policies	(5,000)	0
Proceeds from sale of OREO	0	447
Purchases of premises and equipment	(946)	(1,550)
Net cash used in investing activities	(11,041)	(31,437)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(2,214)	(2,117)
Net (decrease) increase in demand deposits and savings accounts	(5,270)	41,695
Net decrease in time deposits	(3,232)	(6,153)
Proceeds from exercise of stock options	6	0
Tax withholding payments on vested restricted shares surrendered	(121)	0
Net cash (used in) from financing activities	(10,831)	33,425

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,751)	13,668

CASH AND CASH EQUIVALENTS, beginning of period	126,145	149,173

CASH AND CASH EQUIVALENTS, end of period	$116,394	$162,841

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,200	$1,094
Income taxes	$3,420	$2,555

NON-CASH INVESTING ACTIVITIES:
Change in unrealized gain (loss) on securities	$4,139	$(2,755)
Change in contributions payable to LIHTC limited partner investment	$(511)	$0
Lease right-of-use assets	$4,550	$0

NON-CASH FINANCING ACTIVITIES:
Present value of lease obligations	$4,947	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

On July 3, 2008 (the “Effective Date”), a bank holding company reorganization was completed whereby Oak Valley Bancorp (“the Company”, “us”, “our”) became the parent holding company for Oak Valley Community Bank (the “Bank”).  On the Effective Date, a tax-free exchange was completed whereby each outstanding share of the Bank was converted into one share of the Company and the Bank became the sole wholly-owned subsidiary of the holding company.

The consolidated financial statements include the accounts of the parent company and its wholly-owned bank subsidiary. Unless otherwise stated, the “Company” refers to the consolidated entity, Oak Valley Bancorp, while the “Bank” refers to Oak Valley Community Bank. All material intercompany transactions have been eliminated. The interim consolidated financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine-month periods ended September 30, 2019 are not necessarily indicative of the results of a full year’s operations. Certain prior year amounts have been reclassified to conform to the current year presentation. There was no effect on net income or shareholders’ equity as previously reported as a result of reclassifications. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2018.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU is a converged standard involving FASB and International Financial Reporting Standards that provides a single comprehensive revenue recognition model for all contracts with customers across transactions and industries. The core principal of the guidance is that an entity should recognize revenue to reflect the transfer of promised goods or services to customers in an amount and at a time that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Subsequent updates related to Revenue from Contracts with Customers (Topic 606) are as follows:

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities, including leases classified as operating leases under previous GAAP, on the balance sheet and requiring additional disclosures of key information about leasing arrangements. ASU 2016-02 is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2018 and was adopted under the current period adjustment method, which allows for prior period accumulated amounts to be recorded as of the effective date. The Company adopted this ASU effective January 1, 2019 and determined that the gross-up of its balance sheet from recording a right-of-use (“ROU”) asset and a lease liability for each lease as a result of adopting this ASU, did not have a material impact on the Company’s Consolidated financial statements. See Note 5 for further discussion of the Company’s leases and the impact of this ASU.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). This update changes the methodology used by financial institutions under current U.S. GAAP to recognize credit losses in the financial statements.  Currently, U.S. GAAP requires the use of the incurred loss model, whereby financial institutions recognize in current period earnings, incurred credit losses and those inherent in the financial statements, as of the date of the balance sheet.    This guidance results in a new model for estimating the allowance for loan and lease losses, commonly referred to as the Current Expected Credit Loss (“CECL”) model.  Under the CECL model, financial institutions are required to estimate future credit losses and recognize those losses in current period earnings.  The amendments within the update are effective for fiscal years and all interim periods beginning after December 15, 2019, with early adoption permitted.  In October 2019, FASB approved an amendment that will delay the adoption of this ASU for three years for certain entities including the Company since we are classified as a Small Reporting Company. Upon adoption of the amendments within this update, the Company will be required to make a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. The Company is currently in the process of evaluating the impact the adoption of this update will have on its financial statements. While the Company has not quantified the impact of this ASU, it does expect changing from the current incurred loss model to an expected loss model will result in an earlier recognition of losses.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU was issued to address certain stranded tax effects in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act of 2017. The ASU provides companies with the option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change from the newly enacted corporate tax rate is recorded. The amount of the reclassification would be calculated on the basis of the difference between the historical and newly enacted tax rates for deferred tax liabilities and assets related to items within accumulated other comprehensive income. The ASU requires companies to disclose its accounting policy related to releasing income tax effects from accumulated other comprehensive income, whether it has elected to reclassify the stranded tax effects, and information about the other income tax effects that are reclassified. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods, therein, and early adoption is permitted for public business entities for which financial statements have not yet been issued. On January 1, 2018, the Company adopted the ASU and made a reclassification adjustment of $163,000 from accumulated other comprehensive income to retained earnings on the Consolidated Statements of Shareholders' Equity, related to the stranded tax effects due to the change in the federal corporate tax rate applied on the unrealized gains (losses) on investments on a portfolio basis, to reflect the provisions of this ASU.

NOTE 3 – SECURITIES

Equity Securities

The Company held equity securities with fair values of $3,283,000 and $3,106,000 as of September 30, 2019 and December 31, 2018, respectively. There were no sales of equity securities during the nine months ended September 30, 2019. Consistent with ASU 2016-01, these securities are carried at fair value with the changes in fair value recognized in the consolidated statements of income. Accordingly, the Company recognized an unrealized gain of $108,000 during the nine months ended September 30, 2019, as compared to a loss of $115,000 during the nine months ended September 30, 2018.

Debt Securities

Debt securities have been classified in the financial statements as available for sale. The amortized cost and estimated fair values of debt securities as of September 30, 2019 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$31,026	$510	$(26)	$31,510
Collateralized mortgage obligations	1,680	9	(9)	1,680
Municipalities	89,616	3,650	(1)	93,265
SBA pools	6,982	18	(18)	6,982
Corporate debt	19,253	143	(469)	18,927
Asset backed securities	41,523	102	(388)	41,237
	$190,080	$4,432	$(911)	$193,601

The following tables detail the gross unrealized losses and fair values of debt securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2019.

(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$0	0	$3,395	$(26)	$3,395	$(26)
Collateralized mortgage obligations	0	0	689	(9)	689	(9)
Municipalities	0	0	412	(1)	412	(1)
SBA pools	0	0	3,918	(18)	3,918	(18)
Corporate debt	998	(2)	8,845	(467)	9,843	(469)
Asset backed securities	9,522	(97)	19,927	(291)	29,449	(388)
Total temporarily impaired securities	$10,520	$(99)	$37,186	$(812)	$47,706	$(911)

As of September 30, 2019, one municipality, six corporate debts, five U.S. agencies, five Small Business Administration pools, ten asset backed securities and two collateralized mortgage obligations make up the total debt securities in an unrealized loss position for greater than 12 months. As of September 30, 2019, five asset backed securities and one corporate debt make up the total debt securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and the volatility of the security’s fair value. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities as of September 30, 2019, segregated by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$32,877	$33,086
Due after one year through five years	47,129	48,685
Due after five years through ten years	40,975	41,936
Due after ten years	69,099	69,894
	$190,080	$193,601

The amortized cost and estimated fair values of debt securities as of December 31, 2018, are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$44,474	$135	$(503)	$44,106
Collateralized mortgage obligations	2,071	0	(59)	2,012
Municipalities	92,257	1,404	(424)	93,237
SBA pools	8,707	13	(47)	8,673
Corporate debt	21,426	62	(901)	20,587
Asset backed securities	38,395	119	(417)	38,097
	$207,330	$1,733	$(2,351)	$206,712

The following tables detail the gross unrealized losses and fair values of debt securities segregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2018.

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

The Company recognized gross gains of $27,000 and $137,000 for the three and nine-month periods ended September 30, 2019, respectively, on certain available-for-sale securities that were called, compared to gains of $3,000 and $10,000, recorded for the same periods during 2018. There were no sales of available-for-sale securities during the three and nine-months ended September 30, 2019, as compared to one sale of a municipal bond resulting in a gain of $70,000 during the nine-month period of 2018.

Debt securities carried at $128,721,000 and $118,771,000 as of September 30, 2019 and December 31, 2018, respectively, were pledged to secure deposits of public funds.

NOTE 4 – LOANS

The Company’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of September 30, 2019, approximately 79% of the Company’s loans are commercial real estate loans which include construction loans. Approximately 11% of the Company’s loans are for general commercial uses including professional, retail, and small business. Additionally, 5% of the Company’s loans are for residential real estate and other consumer loans. The remaining 5% are agriculture loans. Loan totals were as follows:

(in thousands)	September 30, 2019	December 31, 2018
Commercial real estate:
Commercial real estate- construction	$50,260	$20,263
Commercial real estate- mortgages	450,870	460,701
Land	8,563	10,951
Farmland	68,572	62,604
Commercial and industrial	78,292	82,252
Consumer	1,146	1,314
Consumer residential	37,357	35,741
Agriculture	37,274	38,076
Total loans	732,334	711,902

Less:
Deferred loan fees and costs, net	(883)	(997)
Allowance for loan losses	(9,005)	(8,685)
Net loans	$722,446	$702,220

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. As of September 30, 2019 and December 31, 2018, commercial real estate loans equal to approximately 41% and 40%, respectively, of the outstanding principal balance of commercial real estate loans were secured by owner-occupied properties.

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

The Company originates consumer loans utilizing common underwriting criteria specified in policy. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting standards for 1-4 family residential loans, home equity lines and loans follow bank policy, which include, but are not limited to, a maximum loan-to-value percentage of 80%, a maximum housing and total debt ratio of 36% and 42%, respectively and other specified credit and documentation requirements.

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

Non-accrual loans, segregated by class of loans, were as follows:

(in thousands)	September 30, 2019	December 31, 2018
Commercial real estate:
Commercial real estate- construction	$0	$0
Commercial real estate- mortgages	0	0
Land	888	906
Farmland	0	0
Commercial and industrial	0	0
Consumer	0	0
Consumer residential	312	14
Agriculture	0	0
Total non-accrual loans	$1,200	$920

Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income of approximately $14,000 and $48,000 in the three and nine-month periods ended September 30, 2019, respectively, as compared to $16,000 and $53,000 in the same periods of 2018.

The following table analyzes past due loans including the past due non-accrual loans in the above table, segregated by class of loans, as of September 30, 2019 (in thousands):

September 30, 2019	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$50,260	$50,260	$0
Commercial R.E. - mortgages	0	0	0	0	450,870	450,870	0
Land	0	0	0	0	8,563	8,563	0
Farmland	0	0	0	0	68,572	68,572	0
Commercial and industrial	0	0	0	0	78,292	78,292	0
Consumer	0	0	0	0	1,146	1,146	0
Consumer residential	0	312	0	312	37,045	37,357	0
Agriculture	0	0	0	0	37,274	37,274	0
Total	$0	$312	$0	$312	$732,022	$732,334	$0

The following table analyzes past due loans including the past due non-accrual loans in the above table, segregated by class of loans, as of December 31, 2018 (in thousands):

December 31, 2018	30-59 Days Past Due	60-90 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$20,263	$20,263	$0
Commercial R.E. - mortgages	0	0	0	0	460,701	460,701	0
Land	0	0	906	906	10,045	10,951	0
Farmland	0	0	0	0	62,604	62,604	0
Commercial and industrial	0	2,100	0	2,100	80,152	82,252	0
Consumer	0	0	0	0	1,314	1,314	0
Consumer residential	0	62	0	62	35,679	35,741	0
Agriculture	0	0	0	0	38,076	38,076	0
Total	$0	$2,162	$906	$3,068	$708,834	$711,902	$0

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. There was no interest income realized on impaired loans for the three and nine-months ended September 30, 2019 and 2018.

Impaired loans as of September 30, 2019 are set forth in the following table.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
September 30, 2019
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0
Land	895	0	888	888	680
Farmland	0	0	0	0	0
Commercial and Industrial	0	0	0	0	0
Consumer	0	0	0	0	0
Consumer residential	312	312	0	312	0
Agriculture	0	0	0	0	0
Total	$1,207	$312	$888	$1,200	$680

Average recorded investment in impaired loans outstanding as of September 30, 2019 and 2018 is set forth in the following table.

(in thousands)	Average Recorded Investment for the Three Months Ended September 30,		Average Recorded Investment for the Nine Months Ended September 30,
	2019	2018	2019	2018
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0
Land	890	942	901	2,018
Farmland	0	0	0	0
Commercial and Industrial	0	105	0	304
Consumer	0	0	0	0
Consumer residential	126	14	51	96
Agriculture	0	0	0	0
Total	$1,016	$1,061	$952	$2,418

Impaired loans as of December 31, 2018 are set forth in the following table.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
December 31, 2018
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	1,222	0	906	906	680	958
Farmland	0	0	0	0	0	0
Commercial and Industrial	32	0	0	0	0	176
Consumer	0	0	0	0	0	0
Consumer residential	15	14	0	14	0	14
Agriculture	0	0	0	0	0	0
Total	$1,269	$14	$906	$920	$680	$1,148

Troubled Debt Restructurings – In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

As of September 30, 2019, there was one loan that was considered to be a troubled debt restructuring totaling $888,000, which is included in non-accrual loans. As of December 31, 2018, there were four loans that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $920,000. As of September 30, 2019 and December 31, 2018 there were no unfunded commitments on loans classified as a troubled debt restructurings. The Company has allocated $680,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of September 30, 2019 and December 31, 2018.

During the three and nine-months ended September 30, 2019, the same loan described above was modified as a troubled debt restructuring totaling $906,000 at the time it was modified, as compared to no troubled debt restructurings during the same periods of 2018. The modification of the terms of such loans typically includes one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date; or a temporary payment modification in which the payment amount allocated towards principal was reduced. In some cases, a permanent reduction of the accrued interest on the loan is conceded. The troubled debt restructuring during the three and nine-months ended September 30, 2019 did not modify the principal balance, did not increase the allowance for loan losses and there were no charge offs as a result of the loan modification.

There were no loans modified as troubled debt restructurings within the previous twelve months and for which there was a payment default during the three and nine-month periods ended September 30, 2019 and 2018. A loan is considered to be in payment default once it is ninety days contractually past due under the modified terms.

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

5 Special Mention Loan

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

3A. Better than Acceptable Loan - In the interest of better delineating the loan portfolio’s true credit risk for reserve allocation, further granularity has been sought by splitting the grade 3 category into three classifications. The distinction between the three are bank-defined guidelines and represent a further refinement of the regulatory definition of a pass, or grade 3 loan. Grade 3A is characterized by:

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

3C. Marginally Acceptable Loan - 3C loans have similar characteristics as that of 3Bs with the following additional characteristics:

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

4W. Watch Acceptable Loan - Watch grade will be assigned to any credit that is adequately secured and performing but monitored for a number of indicators. These characteristics may include:

●

Any unexpected short-term adverse financial performance from budgeted projections or a prior period’s results (i.e., declining profits, sales, margins, cash flow, or increased reliance on leverage, including adverse balance sheet ratios, trade debt issues, etc.).

●	Any managerial or personal problems of company management, decline in the entire industry or local economic conditions, or failure to provide financial information or other documentation as requested.
●	Issues regarding delinquency, overdrafts, or renewals.
●	Any other issues that cause concern for the company.
●	Loans to individuals or loans supported by guarantors with marginal net worth and/or marginal collateral.
●	Weaknesses that are identified are short-term in nature.
●	Loans in this category are usually accounts the Bank would want to retain providing a positive turnaround can be expected within a reasonable time frame. Grade 4 loans are considered Pass.

5. Special Mention Loan - A special mention extension of credit is defined as having potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date result in the deterioration of the repayment prospects for the credit or the institution’s credit position. Extensions of credit that might be detailed in this category include the following:

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

6. Substandard Loan - A “substandard” extension of credit is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Extensions of credit so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard credits, does not have to exist in individual extensions of credit classified as substandard.

7. Doubtful Loan - An extension of credit classified as “doubtful” has all the weaknesses inherent in one classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high but because of certain important and reasonably specific pending factors that may work to the advantage of and strengthen the credit, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors may include a proposed merger or acquisition, liquidation proceedings, capital injection, perfecting liens on additional collateral or refinancing plans. The entire loan need not be classified as doubtful when collection of a specific portion appears highly probable. An example of proper use of the doubtful category is the case of a company being liquidated, with the trustee-in-bankruptcy indicating a minimum disbursement of 40 percent and a maximum of 65 percent to unsecured creditors, including the Bank. In this situation, estimates are based on liquidation value appraisals with actual values yet to be realized. By definition, the only portion of the credit that is doubtful is the 25 percent difference between 40 and 65 percent.

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

As of September 30, 2019 and December 31, 2018, there are no loans that are classified with a risk grade of 8- Loss.

The following table presents weighted average risk grades of the Company’s loan portfolio:

	September 30, 2019	December 31, 2018
	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.00	3.00
Commercial real estate - mortgages	3.01	3.02
Land	3.72	3.58
Farmland	3.05	3.00
Commercial and industrial	3.05	3.08
Consumer	2.16	2.31
Consumer residential	3.03	3.01
Agriculture	3.20	3.12
Total gross loans	3.04	3.04

The following table presents risk grade totals by class of loans as of September 30, 2019 and December 31, 2018. Risk grades 1 through 4 have been aggregated in the “Pass” line.

(in thousands)	Commercial R.E. Construction	Commercial R.E. Mortgages	Land	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

September 30, 2019
Pass	$50,260	$448,066	$7,675	$66,967	$75,087	$1,121	$37,004	$33,600	$719,780
Special mention	-	2,804	-	1,605	825	-	-	3,674	8,908
Substandard	-	-	888	-	2,380	25	353	-	3,646
Total loans	$50,260	$450,870	$8,563	$68,572	$78,292	$1,146	$37,357	$37,274	$732,334

December 31, 2018
Pass	$20,263	$457,150	$10,045	$62,604	$77,254	$1,273	$35,698	$35,813	$700,100
Special mention	-	2,868	-	-	2,898	-	-	2,263	8,029
Substandard	-	683	906	-	2,100	41	43	-	3,773
Total loans	$20,263	$460,701	$10,951	$62,604	$82,252	$1,314	$35,741	$38,076	$711,902

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine-months ended September 30, 2019 and 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses
For the Three and Nine Months Ended September 30, 2019 and 2018

	Commercial	Commercial		Consumer
(in thousands)	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Three Months Ended September 30, 2019
Beginning balance	$6,675	$1,095	$33	$292	$672	$3	$8,770
Charge-offs	0	0	(6)	0	0	0	(6)
Recoveries	0	0	1	0	0	0	1
Provision for (reversal of) loan losses	210	(77)	6	26	33	42	240
Ending balance	$6,885	$1,018	$34	$318	$705	$45	$9,005

	Commercial	Commercial		Consumer
	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Nine Months Ended September 30, 2019
Beginning balance	$6,580	$1,065	$39	$304	$693	$4	$8,685
Charge-offs	0	0	(20)	0	0	0	(20)
Recoveries	0	0	4	1	0	0	5
Provision for (reversal of) loan losses	305	(47)	11	13	12	41	335
Ending balance	$6,885	$1,018	$34	$318	$705	$45	$9,005

(in thousands)	Commercial	Commercial		Consumer
	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Three Months Ended September 30, 2018
Beginning balance	$6,022	$873	$22	$304	$698	$243	$8,162
Charge-offs	0	0	(11)	(17)	0	0	(28)
Recoveries	0	0	1	0	0	0	1
Provision for (reversal of) loan losses	83	82	19	22	(16)	-190	0
Ending balance	$6,105	$955	$31	$309	$682	$53	$8,135

	Commercial	Commercial		Consumer
	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Nine Months Ended September 30, 2018
Beginning balance	$6,331	$813	$27	$300	$693	$2	$8,166
Charge-offs	0	0	(22)	(17)	0	0	(39)
Recoveries	0	0	7	1	0	0	8
Provision for (reversal of) loan losses	(226)	142	19	25	(11)	51	0
Ending balance	$6,105	$955	$31	$309	$682	$53	$8,135

The following table details the allowance for loan losses and ending gross loan balances as of September 30, 2019 and December 31, 2018, summarized by collective and individual evaluation methods of impairment.

(in thousands)	Commercial	Commercial		Consumer
	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
September 30, 2019
Allowance for loan losses for loans:
Individually evaluated for impairment	$680	$0	$0	$0	$0	$0	$680
Collectively evaluated for impairment	6,205	1,018	34	318	705	45	8,325
	$6,885	$1,018	$34	$318	$705	$45	$9,005

Ending gross loan balances:
Individually evaluated for impairment	$888	$0	$0	$312	$0	$0	$1,200
Collectively evaluated for impairment	577,377	78,292	1,146	37,045	37,274	0	731,134
	$578,265	$78,292	$1,146	$37,357	$37,274	$0	$732,334

December 31, 2018
Allowance for loan losses for loans:
Individually evaluated for impairment	$680	$0	$0	$0	$0	$0	$680
Collectively evaluated for impairment	5,900	1,065	39	304	693	4	8,005
	$6,580	$1,065	$39	$304	$693	$4	$8,685

Ending gross loan balances:
Individually evaluated for impairment	$906	$0	$0	$14	$0	$0	$920
Collectively evaluated for impairment	553,613	82,252	1,314	35,727	38,076	0	710,982
	$554,519	$82,252	$1,314	$35,741	$38,076	$0	$711,902

Changes in the reserve for off-balance-sheet commitments were as follows:

(in thousands)	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018	2019	2018

Balance, beginning of period	$480	$372	$396	$305
Provision to Operations for Off Balance Sheet Commitments	(47)	19	37	86
Balance, end of period	$433	$391	$433	$391

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

At September 30, 2019 and December 31, 2018, loans carried at $732,334,000 and $711,902,000, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 5 — LEASES

We have historically entered into a number of lease arrangements under which we are the lessee. We have elected the practical expedient to rely on our original lease classification at the commencement of each lease contract, and not reassess the lease classifications upon the adoption of ASU No. 2016-02, Leases (Topic 842) on the effective date of January 1, 2019. Therefore, all of the Company’s leases are determined to be operating leases. The other practical expedients the Company adopted are: (1) combining lease and non-lease components into a single liability amount and (2) leases with fair values of less than $5,000 were not included as they are not considered to be material. The Company does not have any short-term leases in which the original term at commencement is twelve months or less and therefore there is no impact of short-term leases on the initial ROU or lease liability recorded on January 1, 2019.

Most of our office leases include one or more optional renewal periods. The Company has not elected the hindsight practical expedient and therefore potential payments related to future lease renewal options are not reflected in the ROU asset and lease liability. Generally, all of the lease contracts have annual rent payment increases, some of which are based on the Consumer Price Index and others are fixed increases that are set forth within the contracts. The majority of our lease contracts are gross leases, in which a single monthly payment includes the lessor’s property and casualty insurance costs, property taxes, and common area maintenance associated with the property.

The Company determined the operating lease liability as of January 1, 2019, by calculating the present value of remaining base rent cash payments on each of its leases, excluding any renewal options regardless of the likelihood that the option would be exercised. As of January 1, 2019, the weighted average remaining term of the lease contracts was 7.9 years and the weighted average discount rate used to calculate the present value of the operating lease liability was 3.12%. The discount rate was based on our incremental borrowing rate through our line of credit with the FHLB as of January 1, 2019, for the borrowing term that was equal to the remaining term of each lease. The resulting operating lease liability recorded as of January 1, 2019 was $5,246,000, which is included in interest payable and other liabilities in the condensed consolidated balance sheet. The ROU asset was then determined by adjusting the operating lease liability by deferred rent and unamortized tenant improvement allowance. The ROU asset recorded on January 1, 2019 was $4,817,000, which is included in interest receivable and other assets on the condensed consolidated balance sheet.

For the three and nine-months ended September 30, 2019, the total expense recorded for our leases was $275,000 and $820,000, respectively.

NOTE 6 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of September 30, 2019 and December 31, 2018. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between levels during the three and nine-month periods ended September 30, 2019 and 2018.

Following is a description of valuation methodologies used for assets and liabilities in the tables below:

Cash and cash equivalents – The carrying amounts of cash and cash equivalents approximate their fair value and are considered a level 1 valuation.

Restricted Equity Securities- The carrying amounts of the stock the Company owns in Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) approximate their fair value and are considered a level 2 valuation.

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

The estimated fair values of the Company’s financial instruments not measured at fair value as of September 30, 2019 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$116,394	$116,394	1
Restricted equity securities	4,761	4,761	2
Loans, net	722,446	717,148	3
Interest receivable	3,199	3,199	2

Financial liabilities:
Deposits	(977,993)	(977,736)	3
Interest payable	(29)	(29)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,669)	3

The estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2018 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$126,145	$126,145	1
Restricted equity securities	4,357	4,357	2
Loans, net	702,220	697,369	3
Interest receivable	3,755	3,755	2

Financial liabilities:
Deposits	(986,495)	(986,096)	3
Interest payable	(40)	(40)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,539)	3

The following table presents the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the condensed consolidated balance sheets at each respective period end, by level within the fair value hierarchy as of September 30, 2019 and December 31, 2018.

	Fair Value Measurements as of September 30, 2019 Using
(in thousands)	September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$31,510	$0	$31,510	$0
Collateralized mortgage obligations	1,680	0	1,680	0
Municipalities	93,265	0	93,265	0
SBA pools	6,982	0	6,982	0
Corporate debt	18,927	0	18,927	0
Asset backed securities	41,237	0	41,237	0

Equity Securities:*
Mutual fund	$3,283	$3,283	$0	$0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$520	$0	$0	$520

	Fair Value Measurements as of December 31, 2018 Using
(in thousands)	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$44,106	$0	$44,106	$0
Collateralized mortgage obligations	2,012	0	2,012	0
Municipalities	93,237	0	93,237	0
SBA pools	8,673	0	8,673	0
Corporate debt	20,587	0	20,587	0
Asset backed securities	38,097	0	38,097	0

Equity Securities:*
Mutual fund	$3,106	$3,106	$0	$0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$226	$0	$0	$226
Consumer residential	14	0	0	14

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

Other Real Estate Owned (“OREO”) - OREO acquired through, or in lieu of, foreclosure are held-for-sale and are initially recorded at the lower of cost or fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses, subsequent to foreclosure. Appraisals or evaluations are then done periodically thereafter charging any additional write-downs or valuation allowances to the appropriate expense accounts. Values are derived from appraisals of underlying collateral and discounted cash flow analysis. OREO is classified within Level 3 of the hierarchy.

Net realizable value of the underlying collateral is the fair value of the collateral less estimated selling costs and any prior liens. Appraisals, recent comparable sales, offers and listing prices are factored in when valuing the collateral. The Company reviews and verifies the qualifications and licenses of the certified general appraisers used for appraising commercial properties or certified residential appraisers for residential properties. Real estate appraisals may utilize a combination of approaches including replacement cost, sales comparison and the income approach. Comparable sales and income data are analyzed by the appraisers and adjusted to reflect differences between them and the subject property such as type, leasing status and physical condition. When the appraisals are received, management reviews the assumptions and methodology utilized in the appraisal, as well as the overall resulting value in conjunction with independent data sources such as recent market data and industry-wide statistics. Management generally use a 6% discount for selling costs which is applied to all properties, regardless of size. Appraised values may be adjusted to reflect changes in market conditions that have occurred subsequent to the appraisal date, or for revised estimates regarding the timing or cost of the property sale. These adjustments are based on qualitative judgments made by management on a case-by-case basis. No fair value adjustments were made to OREO properties during the three and nine-months ended September 30, 2019.

There have been no significant changes in the valuation techniques during the nine-month period ended September 30, 2019.

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

The Company’s calculation of basic and diluted EPS for the three and nine-month periods ended September 30, 2019 and 2018 are reflected in the table below.

	THREE MONTHS ENDED
(In thousands)	SEPTEMBER 30,
	2019	2018
BASIC EARNINGS PER SHARE

Net income	$3,231	$3,165
Weighted average shares outstanding	8,105	8,084
Net income per common share	$0.40	$0.39

DILUTED EARNINGS PER SHARE

Net income	$3,231	$3,165
Weighted average shares outstanding	8,105	8,084
Effect of dilutive stock options	0	2
Effect of dilutive non-vested restricted shares	15	18
Weighted average shares of common stock and common stock equivalents	8,120	8,104
Net income per diluted common share	$0.40	$0.39

	NINE MONTHS ENDED
(In thousands)	SEPTEMBER 30,
	2019	2018
BASIC EARNINGS PER SHARE

Net income	$9,297	$8,558
Weighted average shares outstanding	8,100	8,080
Net income per common share	$1.15	$1.06

DILUTED EARNINGS PER SHARE

Net income	$9,297	$8,558
Weighted average shares outstanding	8,100	8,080
Effect of dilutive stock options	0	2
Effect of dilutive non-vested restricted shares	13	19
Weighted average shares of common stock and common stock equivalents	8,113	8,101
Net income per diluted common share	$1.15	$1.06

During the three and nine-month periods ended September 30, 2019 and 2018, there were no anti-dilutive options to purchase shares of common stock. During the three and nine-month periods ended September 30, 2019, weighted average non-vested restricted shares totaling 72,184 and 52,691 were anti-dilutive, and therefore not included in the total diluted shares calculation. During the comparable periods of 2018, there were no anti-dilutive shares from non-vested restricted stock grants.

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

Critical Accounting Estimates

Management has determined the following five accounting estimates to be critical:

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

The second phase involves the segmenting of the remainder of the risk rated loan portfolio into groups or pools of loans, together with loans with similar characteristics, for evaluation. The Company determines the calculated loss ratio for each loan pool based on its historical net losses and benchmarks it against the levels of other peer banks.

In the third phase, the Company considers relevant internal and external factors that may affect the collectability of the loan portfolio and each group of loans. The factors considered are, but are not limited to:

● concentration of credits,

● nature and volume of the loan portfolio,

● delinquency trends,

● non-accrual loan trends,

● problem loan trends,

● loss and recovery trends,

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

Central to credit risk management and management’s assessment of appropriate loss allowance is the internal loan risk rating system. Under this system, the originating credit officer assigns borrowers an initial risk rating based on a thorough analysis of each borrower’s financial capacity in conjunction with industry and economic trends. Approvals are made based upon the amount of inherent credit risk specific to the transaction and are reviewed for appropriateness by senior line and credit administration personnel. Credits are monitored by line and credit administration personnel for deterioration in a borrower’s financial condition which may impact the ability of the borrower to perform under the contract. Although management has allocated a portion of the allowance to specific loans, specific loan pools, and off-balance sheet credit exposures (which are reported separately as part of interest payable and other liabilities), the adequacy of the allowance is considered in its entirety.

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

OREO acquired through, or in lieu of, foreclosure, are held-for-sale and are initially recorded at fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses, subsequent to foreclosure. Appraisals or evaluations are then done periodically and any subsequent declines in the fair value of the OREO property after the date of transfer are recorded through a write-down of the asset. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to current operations.

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

Overview of Results of Operations and Financial Condition

The purpose of this summary is to provide an overview of the items that management focuses on when evaluating the condition of the Company and its success in implementing its business and shareholder value strategies. The Company’s business strategy is to operate the Bank as a well-capitalized, profitable and independent community-oriented bank.  The Company’s shareholder value strategy has three major objectives: (1) enhancing shareholder value; (2) making its retail banking franchise more valuable; and (3) efficiently utilizing its capital.

Management believes the following were important factors in the Company’s performance during the three and nine-month periods ended September 30, 2019:

•

The Company recognized net income of $3,231,000 and $9,297,000 for the three and nine-month periods ended September 30, 2019, respectively, as compared to $3,165,000 and $8,558,000 for the same periods in 2018.  The factors contributing to these results will be discussed below.

•

The Company recognized loan loss provisions of $240,000 and $335,000 during the three and nine-month periods ended September 30, 2019, respectively, as compared to no provisions during the first nine months of 2018. The increase was primarily due to the organic growth of the loan portfolio during 2019.

•

Net interest income increased $501,000 or 5.0% and $2,296,000 or 8.1% for the three and nine-month periods ended September 30, 2019, respectively, compared to the same periods in 2018.  The increase was primarily due to the organic growth of the loan portfolio.

•

Non-interest income increased by $138,000 or 12.1% and $312,000 or 9.0% for the three and nine-months ended September 30, 2019, respectively, as compared to the same periods in 2018, primarily due to an increase in the unrealized gain on equity securities and increased service charges and transaction-based fee income on deposit accounts.

•

Non-interest expense increased by $337,000 or 4.9% and $1,243,000 or 6.1% for the three and nine-month periods ended September 30, 2019, respectively, as compared to the same periods in 2018. The increase was mainly due to increased salaries and benefits, and other general operating expenses required to support the loan and deposit growth.

•

Total assets increased $6,245,000 or 0.6%, total net loans increased by $20,226,000 or 2.9% and investment securities decreased by $12,934,000 or 6.2% in each case from December 31, 2018 to September 30, 2019, while deposits decreased by $8,502,000 or 0.9% for the same period. Consequently, cash and cash equivalent balances decreased by $9,751,000, mainly due to competitive pressure on certain high interest rate deposit accounts that the Company elected not to match rates on.

Income Summary

For the three and nine-month periods ended September 30, 2019, the Company recorded net income of $3,231,000 and $9,297,000, respectively, representing increases of $66,000 and $739,000, as compared to the same periods in 2018.  Return on average assets (annualized) was 1.18% and 1.16% for the three and nine-months ended September 30, 2019, respectively, as compared to 1.17% and 1.08% for the same periods in 2018.  Annualized return on average common equity was 11.86% and 11.92% for the three and nine-months ended September 30, 2019, respectively, as compared to 13.21% and 12.29% for the same periods in 2018. Net income before provisions for income taxes increased by $62,000 and $1,030,000 for the three and nine-month periods ended September 30, 2019, respectively, from the comparable 2018 periods.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

	Effect on Pre-Tax Income	Effect on Pre-Tax Income
(In thousands)	Increase (Decrease)	Increase (Decrease)
	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Change from 2018 to 2019 in:
Net interest income	$501	$2,296
Provision for loan losses	(240)	(335)
Non-interest income	138	312
Non-interest expense	(337)	(1,243)
Change in net income before income taxes	$62	$1,030

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three and nine-month periods ended September 30, 2019, net interest income was $10,445,000 and $30,684,000, respectively, which represented increases of $501,000 or 5.0% and $2,296,000 or 8.1%, from the comparable periods in 2018. The increase is primarily due to loan growth and the positive impact of Federal Open Market Committee (“FOMC”) interest rate hikes during 2018.

The net interest margin (net interest income as a percentage of average interest earning assets) was 4.18% and 4.19% for the three and nine-month periods ended September 30, 2019, respectively, compared to 3.97% and 3.87% for the same periods in 2018. The increase in net interest margin is primarily due to an increase in the average loan balance and yield on earning assets.

Earning asset yield increased by 19 and 34 basis points for the three and nine-month periods ended September 30, 2019, respectively, as compared to the same periods of 2018, mainly due to an increase in loan volume, and the yield on earning assets that has been recognized due to the FOMC rate hikes during 2018. Additionally, the earning asset yield is trending upward as a result of deploying low yielding cash equivalent balances into the loan portfolio, which recognized an average balance increase of $61 million in the nine-month period of 2019 as compared to 2018.

The cost of funds on interest-bearing liabilities decreased by 1 basis point for the three-month period of 2019 and increased by 4 basis points for the nine-month period of 2019, as compared to the same periods in 2018. Deposit rates remain relatively low and there has not been a significant reaction in the banking industry to the FOMC interest rate hikes from prior years thus far, especially in light of the recent FOMC rate cuts in 2019. The Company continues to recognize strong core deposit growth as evidenced by the increase in average non-interest-bearing demand deposit balances of $47 million, for the nine-month period ended September 30, 2019, as compared to the same period of 2018.

The following tables show the relative impact of changes in average balances of interest earning assets and interest-bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three and nine-month periods ended September 30, 2019 and 2018:

Net Interest Analysis

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)
Assets:
Earning assets:
Gross loans (1) (2)	$723,180	$8,896	4.88%	$658,049	$8,168	4.92%
Investment securities (2)	200,190	1,613	3.20%	206,658	1,613	3.10%
Federal funds sold	8,917	46	2.05%	11,025	55	1.98%
Interest-earning deposits	75,501	442	2.32%	135,780	707	2.07%
Total interest-earning assets	1,007,788	10,997	4.33%	1,011,512	10,543	4.14%
Total noninterest earning assets	77,312			59,212
Total Assets	1,085,100			1,070,724
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	253,028	240	0.38%	244,095	138	0.22%
Money market deposits	224,082	96	0.17%	289,233	249	0.34%
Savings deposits	83,796	12	0.06%	75,526	9	0.05%
Time certificates of deposit $250,000 or more	15,120	20	0.52%	18,150	16	0.35%
Other time deposits	22,845	16	0.28%	26,012	18	0.27%
Total interest-bearing liabilities	598,871	384	0.25%	653,016	430	0.26%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	364,416			317,203
Other liabilities	13,711			5,422
Total noninterest-bearing liabilities	378,127			322,625
Shareholders' equity	108,102			95,083
Total liabilities and shareholders' equity	$1,085,100			$1,070,724
Net interest income		$10,613			$10,113
Net interest spread (3)			4.07%			3.88%
Net interest margin (4)			4.18%			3.97%

(1)  Loan fees have been included in the calculation of interest income.

(2) Yields and interest income on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

(5) Annual interest rates are computed by dividing the interest income/expense by the number of days in the period multiplied by 365.

	Nine months ended			Nine months ended
	September 30, 2019			September 30, 2018
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)
Assets:
Earning assets:
Gross loans (1) (2)	$711,907	$25,975	4.88%	$650,739	$23,406	4.81%
Investment securities (2)	203,483	4,966	3.26%	199,709	4,567	3.06%
Federal funds sold	8,924	153	2.29%	10,501	139	1.77%
Interest-earning deposits	71,467	1,274	2.38%	137,905	1,873	1.82%
Total interest-earning assets	995,781	32,368	4.35%	998,854	29,985	4.01%
Total noninterest earning assets	72,683			59,145
Total assets	1,068,464			1,057,999
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	248,233	701	0.38%	234,351	336	0.19%
Money market deposits	233,399	354	0.20%	290,491	613	0.28%
Savings deposits	81,750	37	0.06%	73,385	26	0.05%
Time certificates of deposit $250,000 or more	16,206	50	0.41%	18,753	49	0.35%
Other time deposits	22,862	47	0.00%	27,331	56	0.27%
Total interest-bearing liabilities	602,450	1,189	0.26%	644,311	1,080	0.22%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	348,009			315,297
Other liabilities	13,720			5,322
Total noninterest-bearing liabilities	361,729			320,619
Shareholders' equity	104,285			93,069
Total liabilities and shareholders' equity	$1,068,464			$1,057,999
Net interest income		$31,179			$28,905
Net interest spread (3)			4.08%			3.79%
Net interest margin (4)			4.19%			3.87%

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

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest-bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three and nine-month periods ended September 30, 2019 and 2018.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

(In thousands)

	For the Three Months Ended
	September 30, 2019 vs 2018
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$808	$(80)	$728
Investment securities (2)	(50)	50	0
Federal funds sold	(11)	2	(9)
Interest-earning deposits	(314)	49	(265)
Total interest income	$433	$21	$454

Interest expense:
Interest-earning DDA	5	97	102
Money market deposits	(56)	(97)	(153)
Savings deposits	1	2	3
Time CD $250K or more	(3)	7	4
Other time deposits	(2)	0	(2)
Total interest expense	$(55)	$9	$(46)

Change in net interest income	$488	$12	$500

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

The table above reflects an increase of $12,000 in net interest income due to rate changes for the third quarter of 2019 as compared to the same period of 2018. This increase is primarily the result of the positive impact of FOMC rate hikes during 2018, on interest-earning cash balance accounts and investment security yields, which was partially offset by a compression in loan yield that lead to a decrease of $80,000 in interest income during the third quarter of 2019 compared to 2018. The increase in earning asset balances combined with the overall change in mix of balances resulted in an increase of $488,000 to net interest income over the same period.

	For the Nine Months Ended September 30,
	2019 vs 2018
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$2,200	$369	$2,569
Investment securities (2)	86	313	399
Federal funds sold	(21)	35	14
Interest-earning deposits	(901)	302	(599)
Total interest income	$1,364	$1,019	$2,383

Interest expense:
Interest-earning DDA	$20	$345	$365
Money market deposits	(120)	(139)	(259)
Savings deposits	3	8	11
Time CD $250K or more	(7)	8	1
Other time deposits	(9)	0	(9)
Total interest expense	$(113)	$222	$109

Change in net interest income	$1,477	$797	$2,274

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

The table above reflects an increase of $797,000 in net interest income due to rate changes for the nine-month period of 2019 as compared to the same period of 2018. This increase is primarily the result of the positive impact of FOMC rate hikes during 2018, on interest-earning cash balance accounts, loan yields, and investment security yields. The increase in earning asset balances combined with the overall change in mix of balances resulted in an increase of $1,477,000 in net interest income over the same period.

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

The Company recorded loan loss provisions of $240,000 and $335,000 during the three and nine-months ended September 30, 2019, respectively, as compared to no provisions during the same periods of 2018, mainly due to loan growth during 2019.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three and nine-month periods ended September 30, 2019, non-interest income was $1,275,000 and $3,792,000, respectively, representing increases of $138,000 or 12.1% and $312,000 or 9.0%, compared to the same periods in 2018.

The following tables show the major components of non-interest income:

(in thousands)	For the Three Months Ended September 30,
	2019	2018	$ change	% change
Service charges on deposits	$415	$388	$27	7.0%
Debit card transaction fee income	355	308	47	15.3%
Earnings on cash surrender value of life insurance	174	130	44	33.8%
Mortgage commissions	4	29	(25)	(86.2% )
Gains on calls and sales of securities	27	3	24	800.0%
Other income	300	279	21	7.5%
Total non-interest income	$1,275	$1,137	$138	12.1%

(in thousands)	For the Nine Months Ended September 30,
	2019	2018	$ change	% change
Service charges on deposits	$1,211	$1,126	$85	7.5%
Debit card transaction fee income	955	890	65	7.3%
Earnings on cash surrender value of life insurance	426	381	45	11.8%
Mortgage commissions	53	94	(41)	(43.6% )
Gains on calls and sales of securities	137	80	57	71.3%
Gain on sale of OREO	0	193	(193)	(100.0% )
Other income	1,010	716	294	41.1%
Total non-interest income	$3,792	$3,480	$312	9.0%

Service charges on deposits increased by $27,000 and $85,000 for the three and nine-months ended September 30, 2019, respectively, compared to the same periods in 2018, due to an increase in the number of deposit accounts and corresponding service fee income.

Debit card transaction fee income increased by $47,000 and $65,000 for the three and nine-months ended September 30, 2019, respectively, compared to the same periods in 2018, due to an increase in the number of deposit accounts and corresponding service fee income.

Earnings on cash surrender value of life insurance increased by $44,000 and $45,000 for the three and nine-months ended September 30, 2019, respectively, compared to the same periods in 2018. The increase was due to four new life insurance policies purchased on certain directors and officers during the third quarter of 2019.

Mortgage commissions decreased by $25,000 and $41,000 for the three and nine-months ended September 30, 2019, respectively, as compared to the same periods of 2018, as the demand for home purchases and refinancing has retracted during 2019.

Net gain on calls and sales of securities increased by $24,000 and $57,000 for the three and nine-months ended September 30, 2019, respectively, as compared to the same periods in 2018, as the volume of called securities has increased in 2019 due to the lower interest rate environment.

The Company recorded a sale of an OREO property resulting in a gain of $193,000 during the first nine months of 2018, compared no sales or corresponding gains during 2019.

Other income increased by $21,000 and $294,000 for the three and nine-month periods ended September 30, 2019, respectively, as compared to the same periods of 2018, mainly due to an unrealized gain on equity securities of $18,000 and $108,000 during the third quarter and year-to-date period of 2019, as compared to unrealized losses of $28,000 and $115,000 for the same periods of 2018.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

(in thousands)	For the Three Months Ended September 30,
	2019	2018	$ change	% change
Salaries and employee benefits	$4,333	$4,088	$245	6.0%
Occupancy	911	882	29	3.3%
Data processing fees	477	428	49	11.4%
Regulatory assessments (FDIC & DBO)	28	110	(82)	(74.5% )
Other	1,408	1,312	96	7.3%
Total non-interest expense	$7,157	$6,820	$337	4.9%

(in thousands)	For the Nine Months Ended September 30,
	2019	2018	$ change	% change
Salaries and employee benefits	$13,217	$12,183	$1,034	8.5%
Occupancy	2,658	2,757	(99)	(3.6% )
Data processing fees	1,396	1,270	126	9.9%
Regulatory assessments (FDIC & DBO)	240	338	(98)	(29.0% )
Other	4,189	3,909	280	7.2%
Total non-interest expense	$21,700	$20,457	$1,243	6.1%

Non-interest expenses increased by $337,000 or 4.9% and $1,243,000 or 6.1% for the three and nine-months ended September 30, 2019, respectively, as compared to the same periods of 2018.  Salaries and employee benefits increased $245,000 and $1,034,000 for the three and nine-months ended September 30, 2019, respectively, as compared to the same periods of 2018, primarily due to additional staffing required to support the continued loan and deposit growth, including the Company’s expansion into the Sacramento market with a new branch that was opened during September 2018.

Occupancy expenses increased by $29,000 for the three-months ended September 30, 2019 and decreased by $99,000 for the nine-months ended September 30, 2019, respectively, as compared to the same periods of 2018. The year-to-date decrease is mainly due to a decrease in depreciation expense, as a portion of our fixed assets have become fully depreciated over the prior twelve months. The 2018 year-to-date total also included a non-recurring charge of $85,000 for the remaining lease obligation on our vacated Turlock branch, which was relocated during the second quarter of 2018. The modest increase in the third quarter of 2019 compared to 2018 is related to rent expense on the Sacramento branch that commenced in September 2018, and therefore was not fully recognized in the third quarter of 2018.

Data processing fees increased by $49,000 and $126,000 for the three and nine-month period ended September 30, 2019, respectively, as compared to the same periods of 2018. The increase is mainly due to servicing costs on the growing number of loan and deposit accounts.

FDIC and DBO (California Department of Business Oversight) regulatory assessments decreased by $82,000 and $98,000 for the three and nine-months ended September 30, 2019, respectively, as compared to the same periods in 2018.  In January 2019, the FDIC sent notification that small banks less than $10 billion would receive assessment credits for the portion of their assessments that contributed to the growth in the Deposit Insurance Fund Reserve Ratio from 1.15% to 1.35%, to be applied when the reserve ratio reached 1.38%. That threshold has since been met and therefore the Company did not recognize any expense for FDIC assessments during the third quarter of 2019. Additionally, the initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC and the Company’s risk profile has improved throughout 2018 and 2019, resulting in a reduction in the Company’s assessment rate. However, management expects it to be offset by deposit growth throughout the remainder of 2019, despite the decline in during the first nine months, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis. Management is also aware of the potential for further assessment credits to be recognized in future periods if the FDIC reserve ratio remains above 1.38%.

Other expense increased by $96,000 and $280,000 for the three and nine-months ended September 30, 2019, respectively, as compared to the same periods in 2018, due to increases in a variety of general operating expenses as the Company’s business portfolios continue to expand.

Management anticipates that non-interest expense will continue to increase as the Company continues to grow.  However, management remains committed to cost-control and efficiency, and expects to keep these increases to a minimum relative to growth.

Income Taxes

The Company reported provisions for income taxes of $1,092,000 and $3,144,000 for the three and nine-month periods ended September 30, 2019, respectively, representing a decrease of $4,000 and an increase of $291,000, compared to the provisions reported in the comparable periods of 2018. The effective income tax rate on income from continuing operations was 25.3% for the three and nine-months ended September 30, 2019, compared to 25.7% and 25.0% for the comparable periods of 2018. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, bank owned life insurance and certain tax-exempt loans). The disparity between the effective tax rates for 2019 as compared to 2018 is primarily due to tax credits from low income housing projects as well as tax free-income on municipal securities and loans that comprised a larger proportion of pre-tax income in 2018 as compared to 2019.

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

Non-accrual loans totaled $1,200,000 and $920,000 as of September 30, 2019 and December 31, 2018, respectively.  The non-accrual loans as of September 30, 2019 are loans made to three borrowers primarily for residential real estate development and consumer residential. As of September 30, 2019, the Company had one loan considered troubled debt restructurings totaling $888,000, all of which is included in non-accrual loans.

OREO as of September 30, 2019 and December 31, 2018 consisted of one property, a residential land acquired through foreclosure that was written down to a zero balance because the public utilities have not been obtainable, therefore, rendering these land lots unmarketable at this time. There were no sales in the first nine months of 2019, compared to one sale of an OREO property resulting in a gain of $193,000 during the comparable period of 2018, which was a residential property with a carrying value of $253,000 that was acquired through foreclosure. The Company did not acquire any OREO properties and there were no fair value adjustments to OREO properties during the first nine months of 2019 or 2018.

The following table presents information about the Bank’s non-performing assets, including asset quality ratios as of September 30, 2019 and December 31, 2018:

Non-Performing Assets

(in thousands)	September 30,	December 31,
	2019	2018
Loans in non-accrual status	$1,200	$920
Loans past due 90 days or more and accruing	0	0
Total non-performing loans	1,200	920
Other real estate owned	0	0
Total non-performing assets	$1,200	$920

Allowance for loan losses	$9,005	$8,685

Asset quality ratios:
Non-performing assets to total assets	0.11%	0.08%
Non-performing loans to total loans	0.16%	0.13%
Allowance for loan losses to total loans	1.23%	1.22%
Allowance for loan losses to total non-performing loans	750.4%	944.0%

Non-performing assets increased by $280,000 as of September 30, 2019, as compared to December 31, 2018, due to two consumer residential loans that were placed on non-accrual status during the third quarter of 2019.

Allowance for Loan and Lease Losses

Due to credit risk inherent in the lending business, the Company routinely sets aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges for the outstanding loan portfolio have been credited to the allowance for loan losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company recorded loan loss provisions of $240,000 and $335,000 during the three and nine-months ended September 30, 2019, as compared to no provisions in the same periods of 2018. This increase is mainly a result of the higher volume of loan growth during 2019 as compared to 2018, as credit quality remains strong in both periods.

The allowance for loan losses increased by $320,000, to $9,005,000 as of September 30, 2019, as compared to $8,685,000 as of December 31, 2018, due to the $335,000 provision for loan loss during the first nine months of 2019, which was partially offset by net loan charge-offs of $15,000 during the nine-month period of 2019. These factors combined with stable credit quality and the increase in the gross loan portfolio balance resulted in a slight increase in the allowance for loan losses as a percentage of total loans to 1.23% as of September 30, 2019, as compared to 1.22% as of December 31, 2018.

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

Although management believes the allowance as of September 30, 2019 was adequate to absorb probable losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on the Company’s service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of September 30, 2019, and December 31, 2018, the Company had $116,394,000 and $126,145,000, respectively, in cash and cash equivalents.

Investment Securities

Management of the investment securities portfolio focuses on providing an adequate level of liquidity and establishing an interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk. Investment securities that the Company intends to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale or equity securities.  Currently, all of the investment securities are classified as available-for-sale except for one mutual fund classified as an equity security with a carrying value of $3,283,000 as of September 30, 2019. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. The carrying values of equity securities are adjusted for unrealized gains or losses through noninterest income in the consolidated statement of income.

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

Deposits

Total deposits as of September 30, 2019 were $977,993,000, a $8,502,000 or 0.9% decrease from the deposit total of $986,495,000 as of December 31, 2018.  Average deposits decreased by $9,149,000 to $950,459,000 for the nine-month period ended September 30, 2019 as compared to the same period in 2018, mainly due to the competitive pressure on certain high interest rate deposit accounts that the Company elected not to match rates on. Not including the decrease due to these specific accounts, the Bank recognized an increase in core deposit growth. Management believes the Company attracted deposits due to the safety and soundness of the Bank and our focus on customer service.

Deposits Outstanding

	September 30,	December 31,	Nine Month Change
(in thousands)	2019	2018	$	%

Demand	$630,023	$594,502	$35,521	6.0%
MMDA	225,850	272,766	(46,916)	(17.2%	)
Savings	83,040	76,915	6,125	8.0%
Time < $250K	39,080	23,816	15,264	64.1%
Time > $250K	0	18,496	(18,496)	(100.0%	)
	$977,993	$986,495	$(8,502)	(0.9%	)

Because the Company’s client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Six clients carry deposit balances of more than 1% of total deposits, but none had a deposit balance of more than 3% of total deposits as of September 30, 2019. Management believes that the Company’s funding concentration risk is not significant and is mitigated by the ample sources of funds the Bank has access to.

Since the deposit growth strategy emphasizes core deposit growth, the Company has avoided relying on brokered deposits as a consistent source of funds. The Company had no brokered deposits as of September 30, 2019 and December 31, 2018.

Borrowings

Although deposits are the primary source of funds for lending and investment activities and for general business purposes, the Company may obtain advances from the FHLB as an alternative to retail deposit funds. The outstanding FHLB advances remained a zero balance as of December 31, 2018 and September 30, 2019, as the Company continues to rely on deposit growth as its primary source of funding. See “Liquidity Management” below for the details on the FHLB borrowings program.

Capital Ratios

The Company is regulated by the FRB and is subject to the securities registration and public reporting regulations of the Securities and Exchange Commission. As a California state-chartered bank, the Company’s banking subsidiary is subject to primary supervision, examination and regulation by the California Department of Business Oversight (DBO) and the Federal Reserve Board. The Federal Reserve Board is the primary federal regulator of state member banks. The Bank is also subject to regulation by the FDIC, which insures the Bank’s deposits as permitted by law. Management is not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on the Company’s or Bank’s liquidity, capital resources, or operations.

In July 2013, the FRB and other U.S. banking regulators approved final rules regarding new risk-based capital, leverage and liquidity standards, known as “Basel III.” The U.S. Basel III rules contain capital standards that change the composition of capital, increase minimum capital ratios and strengthen counter-party credit risk capital requirements. The Basel III rules also include a definition of common equity Tier 1 capital and require that certain levels of such common equity Tier 1 capital be maintained. The rules also include a new capital conservation buffer, which imposes a common equity requirement above the new minimum that can be depleted under stress and could result in restrictions on capital distributions and discretionary bonuses under certain circumstances, as well as a new standardized approach for calculating risk-weighted assets. Under the Basel III rules, we must maintain a ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, a ratio of Tier 1 capital to risk-weighted assets of at least 6%, a ratio of total capital to risk-weighted assets of at least 8% and a minimum Tier 1 leverage ratio of 4.0%. In addition to the preceding requirements, all financial institutions subject to the Rules, including both the Company and the Bank, are required to establish a "conservation buffer," consisting of common equity Tier 1 capital, which is at least 2.5% above each of the preceding common equity Tier 1 capital ratio, the Tier 1 risk-based ratio and the total risk-based ratio. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. The conservation buffer became fully effective on January 1, 2019.

On September 17, 2019, the FDIC finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (CBLR) framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9.0%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. The CBLR framework will be available for banks to use in their March 31, 2020, Call Report. The Company has performed a preliminary analysis of the changes to capital adequacy and reporting requirements within the quarterly Call Report, and expects that it will not opt into the CBLR framework.

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

The following tables present a comparison of our actual capital ratios to the minimum required ratios as of the dates indicated:

(in thousands)			Regulatory
	Actual		Minimum (1)
Capital ratios for Bank:	Amount	Ratio	Amount	Ratio

As of September 30, 2019
Total capital (to Risk- Weighted Assets)	$112,202	12.1%	$97,238	>10.5%
Tier I capital (to Risk- Weighted Assets)	$102,764	11.1%	$78,717	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$102,764	11.1%	$64,825	>7.0%
Tier I capital (to Average Assets)	$102,764	9.5%	$43,105	>4.0%

As of December 31, 2018
Total capital (to Risk- Weighted Assets)	$104,253	11.7%	$87,691	>9.875%
Tier I capital (to Risk- Weighted Assets)	$95,172	10.7%	$69,931	>7.875%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$95,172	10.7%	$56,611	>6.375%
Tier I capital (to Average Assets)	$95,172	8.7%	$43,665	>4.0%

Capital ratios for the Company:

As of September 30, 2019
Total capital (to Risk- Weighted Assets)	$112,415	12.1%	$97,246	>10.5%
Tier I capital (to Risk- Weighted Assets)	$102,977	11.1%	$78,723	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$102,977	11.1%	$64,831	>7.0%
Tier I capital (to Average Assets)	$102,977	9.6%	$43,109	>4.0%

As of December 31, 2018
Total capital (to Risk- Weighted Assets)	$104,613	11.8%	$87,699	>9.875%
Tier I capital (to Risk- Weighted Assets)	$95,532	10.8%	$69,937	>7.875%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$95,532	10.8%	$56,616	>6.375%
Tier I capital (to Average Assets)	$95,532	8.8%	$43,667	>4.0%

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

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, the Company maintains a portion of funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. The Company obtains funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings. The Company’s primary use of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common and preferred stockholders. The Company’s liquid assets as of September 30, 2019 were $214.1 million compared to $238.5 million as of December 31, 2018.  The Company’s liquidity level measured as the percentage of liquid assets to total assets was 19.4% as of September 30, 2019, compared to 21.8% as of December 31, 2018. Liquidity decreased during the first nine months of 2019, mainly due to the deposit decrease of $9 million while gross loans increased by $20 million, resulting in lower levels of cash. Management anticipates that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for operating, investing and financing needs and regulatory liquidity requirements for the next twelve months. Management monitors the Company’s liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, the Company relies on advances from the FHLB to supplement the supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of the loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of September 30, 2019, the Company’s borrowing capacity from the FHLB was approximately $267.2 million and there were no outstanding advances. The Company also maintains 2 lines of credit with correspondent banks to purchase up to $30 million in federal funds, for which there were no advances as of September 30, 2019.

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company provides various forms of credit lines to meet the financing needs of customers. These commitments, which represent a credit risk to us, are not represented in any form on the balance sheets.

As of September 30, 2019 and December 31, 2018, the Company had commitments to extend credit of $166.9 million and $153.9 million, respectively, which includes obligations under letters of credit of $3.1 million and $2.3 million, respectively.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For qualitative and quantitative disclosures about market risk, please see the sections entitled “Market Risk” and “Interest Rate Management” in Item 7 of the Company’s 2018 Annual Report on Form 10-K. As of September 30, 2019, the Company’s exposures to market risk have not changed materially since December 31, 2018.

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

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the Evaluation Date.

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

Oak Valley Bancorp
Date: November 8, 2019	By:	/s/ JEFFREY A. GALL
Jeffrey A. Gall
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)