Form 10-K
period 2019-12-31
Oak Valley Bancorp
filed 2020-03-13
CIK 1431567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-34142

OAK VALLEY BANCORP

(Exact name of registrant as specified in its charter)

California	26-2326676
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

125 North Third Avenue Oakdale, California	95361
(Address of principal executive offices)	(Zip Code)

(209) 848-2265

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	OVLY	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:	None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of $19.55 per share of the registrant’s common stock as reported by the Nasdaq, was approximately $132 million. As of March 2, 2020, there were 8,216,344 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders will be filed with the Commission within 120 days after the end of the Registrant’s 2019 fiscal year end and are incorporated by reference into Part III of this report.

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

The Company is authorized to issue 50,000,000 shares of common stock, without par value, of which 8,210,147 are issued and outstanding at December 31, 2019, and 10,000,000 shares of preferred stock, without par value, of which no shares are issued and outstanding.

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

Expansion

Branch Expansion.    Since opening our doors of the main Oakdale branch in 1991, our network of branches and loan production offices have been expanded geographically. As of December 31, 2019, we maintained seventeen full-service branch offices (in addition to our corporate headquarters) and one loan production office. Beginning in October 1995, we started our geographic expansion outside of Oakdale, by opening a Loan Production Office in Sonora, California. We subsequently opened a branch in Sonora and two branches in Modesto.  In September 2000, we expanded into the Eastern Sierra, opening a branch in Bridgeport, California under the name Eastern Sierra Community Bank.  Since that time, we have added branches in Mammoth Lakes and Bishop. During 2005 and 2006, we aggressively increased our presence in the Central Valley, by opening branches in Turlock, Stockton, Patterson, Ripon and Escalon.  In March 2007, our corporate headquarters expanded by adding an adjacent historical building located in downtown Oakdale to our complex.  In 2011, we opened a third branch in Modesto and a branch in Manteca. In 2014, we opened a new branch in Tracy. In 2015, we added a second branch in Sonora. In 2018, we opened a new branch in Sacramento. We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as demand dictates and resources permit.

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

At December 31, 2019, the Bank’s authorized legal lending limits were $17.4 million for unsecured loans plus an additional $11.6 million for specific secured loans. Legal lending limits are calculated in conformance with California law, which prohibits a bank from lending to any one individual or entity or its related interests an aggregate amount which exceeds 15% of primary capital plus the allowance for loan losses on an unsecured basis, plus an additional 10% on a secured basis. The Bank’s primary capital plus allowance for loan losses at December 31, 2019 totaled $115.7 million.

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

Real Estate Loans.    We offer commercial real estate loans to finance the acquisition of new or the refinancing of existing commercial properties, such as office buildings, industrial buildings, warehouses, hotels, shopping centers, automotive industry facilities and multiple dwellings. At December 31, 2019, consumer and commercial real estate loans constituted 86% of our loan portfolio, of which 94% were commercial real estate loans.

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

As of December 31, 2019, the aggregate loan-to-value of the entire commercial real estate portfolio was 53.6%, based on the most recent appraisals as of the time of origination or renewal. Historical data suggests that the Bank continues to maintain strong LTV, which has served as a cushion against precipitous reductions in real estate values. Non-owner occupied real estate comprises 43.0% of the Bank’s total commitments, as of December 31, 2019. The loan-to-value on the non-owner occupied segment was 44.6%, as of December 31, 2019. The highest concentration by product type is CRE Office, which comprised 22.8% of total CRE loan commitments outstanding, as of December 31, 2019.

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

Federal Home Loan Bank Borrowings.    To supplement our deposits as a source of funds for lending or investment, we borrow funds in the form of advances from the Federal Home Loan Bank. We regularly make use of Federal Home Loan Bank advances as part of our interest rate risk management, primarily to extend the duration of funding to match the longer-term fixed rate loans held in the loan portfolio as part of our growth strategy.

As a member of the Federal Home Loan Bank system, we are required to invest in Federal Home Loan Bank stock based on a predetermined formula. Federal Home Loan Bank stock is a restricted investment security that can only be sold to other Federal Home Loan Bank members or redeemed by the Federal Home Loan Bank. As of December 31, 2019, we owned $4,003,000 in FHLB stock.

Advances from the Federal Home Loan Bank are typically secured by our entire real estate loan portfolio, which includes residential and commercial loans.  At December 31, 2019, our borrowing limit with the Federal Home Loan Bank was approximately $275 million.

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

As of June 30, 2019, our primary service areas contained 280 banking offices, with approximately $45.2 billion in total deposits. As of June 30, 2019, we had total deposits of approximately $949 million, which represented approximately 2.1% of the total deposits in the Bank’s primary service area. There can be no assurance that the Bank will maintain its competitive position against current and potential competitors, especially those with greater resources than the Bank. The four largest competing banks had 128 total branches and deposits averaged approximately $219 million per office as of June 30, 2019 within the Bank’s primary service area.

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

Business Concentration.    No individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. However, approximately 86% of our loan portfolio held for investment at December 31, 2019 consisted of real estate-related loans, including construction loans, mini-perm loans, real estate mortgage loans and commercial loans secured by real estate. Moreover, our business activities are currently focused primarily in Central California, with the majority of our business concentrated in San Joaquin, Stanislaus, Tuolumne, Sacramento, Inyo and Mono Counties.  Consequently, our results of operations and financial condition are dependent upon the general trends in the Central California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in Central California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region.

Employees

As of December 31, 2019, we had 192 employees (158 full-time employees and 34 part-time employees). None of our employees are currently represented by a union or covered by a collective bargaining agreement. We consider our relations with our employees to be good.

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

●

Requirements that bank holding companies serve as a source of strength for their banking subsidiaries. In addition, the regulatory agencies have “prompt corrective action” authority to limit activities and order an assessment of a bank holding company if the capital of a bank subsidiary falls below capital levels required by the regulators.

●

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

●

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

●

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

●

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

●

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

●

The Bank Secrecy Act, the USA Patriot Act, and other anti-money laundering laws. These laws and regulations require financial institutions to assist U.S. Government agencies in detecting and preventing money laundering and other illegal acts by maintaining policies, procedures and controls designed to detect and report money laundering, terrorist financing, and other suspicious activity.

●	Limitations on the amount of loans to one borrower and its affiliates and to executive officers and directors.

●	Limitations on transactions with affiliates.

●	Restrictions on the nature and amount of any investments in, and ability to underwrite certain securities.

●	Requirements for opening of branches intra- and interstate.

●	Fair lending and truth in lending laws to ensure equal access to credit and to protect consumers in credit transactions.

●	Provisions of the Gramm-Leach Bliley Act of 1999 (“GLBA”) and other federal and state laws dealing with privacy for nonpublic personal information of customers.

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

The Dodd-Frank Act broadly affects the financial services industry by creating new resolution authorities, requiring ongoing stress testing of capital, mandating higher capital and liquidity requirements, increasing regulation of executive and incentive-based compensation and requiring numerous other provisions aimed at strengthening the sound operation of the financial services sector depending, in part, on the size of the financial institution. Among other things, the Dodd-Frank Act provides for:

●	capital standards applicable to bank holding companies may be no less stringent than those applied to insured depository institutions;

●

annual stress tests and early remediation or so-called living wills are required for larger banks with more than $50 billion of assets as well risk committees of their boards of directors that include a risk expert and such requirements may have the effect of establishing new best practices standards for smaller banks;

●

trust preferred securities must generally be deducted from Tier 1 capital over a three-year phase-in period which ended in 2016, although depository institution holding companies with assets of less than $15 billion as of year-end 2009 were grandfathered with respect to such securities for purposes of calculating regulatory capital;

●

the assessment base for federal deposit insurance was changed to consolidated assets less tangible capital instead of the amount of insured deposits, which generally increased the insurance fees of larger banks, but had relatively less impact on smaller banks;

●	repeal of the federal prohibition on the payment of interest on demand deposits, including business checking accounts, and made permanent the $250,000 limit for federal deposit insurance;

●

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

●

limits, or places significant burdens and compliance and other costs, on activities traditionally conducted by banking organizations, such as originating and securitizing mortgage loans and other financial assets, arranging and participating in swap and derivative transactions, proprietary trading and investing in private equity and other funds; and

●

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

The compliance requirements under the final rules vary based on the size of the banking entity and the scope of activities conducted. Banking entities with significant trading operations will be required to establish a detailed compliance program and their CEOs will be required to attest that the program is reasonably designed to achieve compliance with the final rule. Independent testing and analysis of an institution’s compliance program will also be required. The final rules reduce the burden on smaller, less-complex institutions by limiting their compliance and reporting requirements. Additionally, a banking entity that does not engage in covered trading activities will not need to establish a compliance program. The Company and the Bank held no investment positions at December 31, 2019 or 2018 that were subject to the final rule.  Therefore, while these new rules may require us to conduct certain internal analysis and reporting, we believe that they will not require any material changes in our operations or business.

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

•      requires banks to maintain: (i) a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%); (ii) an additional “SIFI buffer” for those large institutions deemed to be systemically important, ranging from 1.0% to 2.5%, and up to 3.5% under certain conditions; (iii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation); (iv) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (v) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter); and

•     an additional “countercyclical capital buffer,” generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk, that would be a CET1 add-on to the capital conservation buffer in the range of 0% to 2.5% when fully implemented at the end of 2019.

In July 2014, the U.S. banking agencies approved the U.S. version of Basel III. The federal bank regulatory agencies adopted version of Basel III revises the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to make them consistent with Basel III and to meet the requirements of the Dodd-Frank Act. Although many of the rules contained in these final regulations are applicable only to large, internationally active banks, some of them will apply on a phased in basis to all banking organizations, including the Company and the Bank. Among other things, the rules establish a new minimum common equity Tier 1 ratio (4.5% of risk-weighted assets), a higher minimum Tier 1 risk-based capital requirement (6.0% of risk-weighted assets) and a minimum non-risk-based leverage ratio (4.00% eliminating a 3.00% exception for higher rated banks). The new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios were phased in from 2016 to 2019 and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The additional “countercyclical capital buffer” is also required for larger and more complex institutions. The new rules assign higher risk weighting to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rules also change the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets and include unrealized gains and losses on available for sale debt and equity securities (with a one-time opt out option for Standardized Banks (banks with less than $250 billion of total consolidated assets and less than $10 billion of foreign exposures)). The rules, including alternative requirements for smaller community financial institutions like the Company, were fully phased in by the end of 2019. The implementation of the Basel III framework for the Company and the Bank commenced on January 1, 2015.

The Bank is well capitalized. As of December 31, 2019 and 2018, the Bank’s Total Risk-Based Capital Ratio was 12.3% and 11.7%, Tier 1 Risk-Based Capital Ratio was 11.3% and 10.7%, and our Common Equity Tier 1 Risk-Based Capital Ratio was 11.3% and 10.7%, respectively.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total average assets, referred to as the leverage ratio. Banks that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets, or “Leverage Capital Ratio”, of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. As of December 31, 2019 and 2018, the Bank’s Leverage Capital Ratios were 9.5% and 8.7%, respectively.

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

Dividends

The payment of cash dividends by the Bank to the Company is subject to restrictions set forth in the California Financial Code (the “Code”).  Prior to any distribution from the Bank to the Company, a calculation is made to ensure compliance with the provisions of the Code and to ensure that the Bank remains within capital guidelines set forth by the DBO and the FRB. In the event that the intended distribution from the Bank to the Company exceeds the restriction in the Code, advance approval from FRB is required. Management anticipates that there will be sufficient earnings at the Bank level to provide dividends to the Company to meet its cash requirements for 2020.

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

As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. FDIC-insured institutions are required to pay an additional quarterly assessment called the FICO assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This assessment continued until the end of 2019, as the bonds matured in the years 2017 through 2019. The final collection was on the March 29, 2019 FDIC Quarterly Certified Statement Invoice.

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

We are subject to certain requirements and reporting obligations involving the Community Reinvestment Act, or “CRA”. The CRA generally requires federal banking agencies to evaluate the record of financial institutions in meeting the credit needs of local communities, including low and moderate-income neighborhoods. The CRA further requires that a record be kept of whether a financial institution meets its community credit needs, which record will be taken into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. In measuring a bank’s compliance with its CRA obligations, the regulators now utilize a performance-based evaluation system, which bases CRA ratings on the Company’s actual lending service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the FRB assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” Our CRA performance is evaluated by the FRB under the intermediate small bank requirements. The FRB’s last CRA performance examination was performed on us and completed in October of 2019 and we received an overall “Outstanding” CRA Assessment Rating.

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

Data privacy and data security are areas of increasing state legislative focus. For example, in June of 2018, the Governor of California signed into law the California Consumer Privacy Act of 2018 (“CCPA”). The CCPA, which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA gives consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including an exemption applicable to information that is collected, processed, sold or disclosed pursuant to the GLBA. The California Attorney General has not yet proposed or adopted regulations implementing the CCPA, and the California State Legislature has amended the Act since its passage. Because we have a physical footprint in California, we will be required to comply with the CCPA. The full impact of the CCPA on our business is yet to be determined. In addition, laws similar to the CCPA may be adopted by other states where we do business and the federal government may also pass data privacy or data security legislation.

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

We may face risks related to health epidemics that could impact our results of operations.

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, including the recent outbreak of respiratory illness caused by a novel coronavirus first identified in Wuhan, Hubei Province, China. Any outbreak of contagious diseases and other adverse public health developments could have a material and adverse effect on our business operations. Although we do not currently expect the coronavirus outbreak to impact our operating results, it is possible. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the U.S. economy and financial markets, resulting in an economic downturn that could impact our business.

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

At December 31, 2019, we held bank owned life insurance (BOLI) on certain key and former employees and executives and our directors, with a cash surrender value of $24,631,000. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to us if needed for liquidity purposes. We continually monitor the financial strength of the various companies with whom we carry these policies.

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

We are subject to extensive regulation and supervision by the DBO, FRB and the FDIC. The FRB regulates the supply of money and credit in the United States. Its fiscal and monetary policies determine in a large part our cost of funds for lending and investing and the return that can be earned on those loans and investments, both of which affect our net interest margin. FRB policies can also materially affect the value of financial instruments that we hold, such as debt securities. Its policies also can affect our borrowers, potentially increasing the risk that they may fail to repay their loans or satisfy their obligations to us. Changes in policies of the FRB are beyond our control and the impact of changes in those policies on our activities and results of operations can be difficult to predict.

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

The Patriot and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. In addition, legal requirements relating to the collection, storage, handling, use, disclosure, transfer, and security of personal data continue to increase, along with enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations. Failure to comply with these regulations could result in fines, sanctions or restrictions that could have a material adverse effect on our strategic initiatives. Several banking institutions have received large fines, or suffered limitations on their operations, for non-compliance with these laws and regulations. Although we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.

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

The Company has a deferred tax asset and cannot assure that it will be fully realized. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities computed using enacted tax rates. If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we are required under generally accepted accounting principles (GAAP) to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we are required to incur a charge to operations. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2019, the Company had a net deferred tax asset of $3.1 million. For additional information, see Note 10 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

The assessment of qualitative factors at the most recent Measurement Date (December 31, 2019), indicated that it was not more likely than not that impairment existed; as a result, no further testing was performed. No assurance can be given that the Company will not record an impairment loss on goodwill in the future and any such impairment loss could have a material adverse effect on our results of operations and financial condition.

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

Additionally, from time to time we undertake strategic project initiatives. Significant effort and resources are necessary to manage and oversee the successful completion of these initiatives. These initiatives often place significant demands on a limited number of employees with subject matter expertise and management and may involve significant costs to implement as well as increase operational risk as employees learn to process transactions under new systems. The failure to properly execute on these strategic initiatives could adversely impact our business and results of operations.

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

The trading price of our common stock may fluctuate widely as a result of a number of factors, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations could adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

●	actual or anticipated quarterly fluctuations in our operating results and financial condition and prospects;

●	changes in revenue or earnings estimates or publication of research reports and recommendations by financial analysts;

●	failure to meet analysts’ revenue or earnings estimates;

●	speculation in the press or investment community;

●	strategic actions by us or our competitors, such as acquisitions or restructurings;

●	acquisitions of other banks or financial institutions;

●	actions by institutional stockholders;

●	fluctuations in the stock price and operating results of our competitors;

●	general market conditions and, in particular, developments related to market conditions for the financial services industry;

●	proposed or adopted regulatory changes or developments;

●	anticipated or pending investigations, proceedings, or litigation that involve or affect us;

●	successful management of reputational risk;

●	health epidemics, such as the recent outbreak of coronavirus; and

●	domestic and international economic factors, such as interest or foreign exchange rates, stock, commodity, credit, or asset valuations or volatility, unrelated to our performance.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our main branch office is located in a complex at 125 North Third Avenue, Oakdale, CA 95361, in downtown Oakdale and houses certain administrative offices.  The Company’s Oakdale complex includes the adjacent corporate headquarter building. In 2016, our loan production operations expanded into a leased building in the adjacent block to the two existing Oakdale buildings.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Trading Symbol and Holders of Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “OVLY.” On March 2, 2020, there were approximately 382 shareholders of record of the common stock and 8,216,344 outstanding shares of common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition as of December 31, 2019 and 2018 and results of operations for each of the years in the two-year period ended December 31, 2019 should be read in conjunction with our consolidated financial statements and related notes thereto, included in this report. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” included in this report.

Introduction

Our continued focus on responsible community banking fundamentals and our strong customer relationships have enabled us to increase our market presence through growth in our loan portfolio, which is primarily funded by steady core deposit growth.

As of December 31, 2019, we had approximately $1.15 billion in total assets, $751 million in total gross loans, and $1.02 billion in total deposits.

We believe the following were key indicators of our performance during 2019:

●	Total assets increased to $1.15 billion at the end of 2019, an increase of 4.8%, from $1.09 billion at the end of 2018.

●	Total deposits increased to $1.02 billion at the end of 2019, an increase of 3.4%, from $986 million at the end of 2018.

●	Total net loans increased to $741 million at the end of 2019, an increase of 5.5%, from $702 million at the end of 2018.

●	Net interest income increased to $41.0 million in 2019, an increase of $2.5 million or 6.4%, compared to $38.6 million in 2018, mainly as a result of growth of our loan and investment portfolios.

●	Provision for loan losses decreased by $10,000 to $545,000 in 2019, compared to $555,000 in 2018, mainly due to slightly higher loan growth in the prior year, as overall credit quality remains strong.

●

The ratio of total non-performing loans to total loans increased slightly to 0.15% at December 31, 2019 from 0.13% at December 31, 2018. Management considers the size of the ratio of non-performing assets to total loans to be low and manageable, and reserves have been taken appropriately.

●

Total noninterest income increased to $5.0 million in 2019, an increase of 7.1%, from $4.7 million in 2018, which is mainly attributable to service charges and debit card fee income generated from our growing deposit base.

●

Total noninterest expense increased from $27.4 million in 2018 to $28.8 million in 2019, primarily due to one new branch that opened in 2018, two branch relocations in 2018, and increased general operating costs to support our growing loan and deposit portfolios.

●	Provision from income taxes increased by $390,000 to $4.2 million in 2019, mainly due to the higher pre-tax income, as our effective tax rate was relatively static compared to the prior year.

These items, as well as other factors, contributed to the increase in net income for 2019 to $12.5 million from $11.5 million in 2018, which translates into $1.54 per diluted share in 2019 as compared to $1.42 per diluted share in 2018.

Over the past several years, our network of branches and loan production offices have expanded geographically. We currently maintain seventeen full-service offices. We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as our needs and resources permit.

2020 Outlook

As we begin our strategic business plan for 2020, we remained focused on relationship-based expansion throughout our market area. We plan to continue to focus on increasing our loan-to-deposit ratio to expand our net interest margin, while attempting to control expenses and credit losses.

Favorable trends in our economy prompted the Federal Reserve Open Market Committee, or FOMC, to increase the target federal funds by 0.25% in 2016, 0.75% in 2017 and 1.00% in 2018, which was followed by a decrease of 0.75% in 2019. The increased market interest rates from 2016 through 2018 had a positive impact on net interest income mainly due to growth of earning assets and the fact that our balance sheet is slightly asset sensitive. In 2019, that trend reversed and we recognized yield compression on our earning assets due to the FOMC rate cuts. We expect this negative impact to continue if there are further interest rate cuts in 2020. The potential compression of net interest income and net interest margin could occur if interest rates remain static or decline, given that our balance sheet is asset sensitive to interest rate changes primarily due to the number of variable rate loans and a high level of interest-earning cash balances. This could in turn result in further decrease on the yield of earning assets compared to the cost of deposits and other funds, which remain at historic lows and cannot reasonably be further reduced.

Given our asset sensitive balance sheet, we expect our net interest income to benefit from interest rate increases, but we expect any such benefit to be proportional to the increase in rates. If we experience an increase in our yield on earnings assets, we could then determine to increase the interest rates we pay on our deposit accounts or change our promotional or other interest rates on new deposits in marketing activation programs to attempt to achieve a certain net interest margin. That said, in light of the current economic environment, if the rates increase is modest, it may not be possible to manage the interest margin in this manner, as competitive pressures may dictate that we increase deposit rates at a faster rate than the earning assets increase, thereby offsetting any gains to the net interest margin. The economies and real estate markets in our primary market areas are expected to continue to be significant determinants of the quality of our assets in future periods and, thus, our results of operations, liquidity and financial condition.

For 2020, management remains focused on the above challenges and opportunities and other factors affecting the business similar to the factors driving the 2019 results as discussed in this section.

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

Other real estate assets (“OREO”) acquired through, or in lieu of, foreclosure, are held-for-sale and are initially recorded at the fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses, subsequent to foreclosure. Appraisals or evaluations are then done periodically thereafter, charging any additional write-downs or valuation allowances to the appropriate expense accounts.

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

Our available for sale portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income in shareholders’ equity. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its carrying value and whether such decline is other than temporary. If such decline is deemed other than temporary, we would adjust the carrying amount of the security by writing down the security to fair value through a charge to current period income for the amount that is determined to be other than temporary . The fair values of our securities are significantly affected by changes in interest rates.

In general, as interest rates rise, we expect that the fair value of fixed-rate securities should decrease; as interest rates fall, we expect that the fair value of fixed-rate securities should increase. With significant changes in interest rates, we evaluate our intent and ability to hold the security for a sufficient time to recover the recorded principal balance. Estimated fair values for securities are based on published or securities dealers’ market values. Market volatility is unpredictable and may impact such values.

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

Income Taxes

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled using the liability method. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

We file income tax returns in the U.S. federal jurisdiction, and the state of California. With few exceptions, we are no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2015.

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

We have established and documented a process for determining fair value. We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Whenever there is no readily available market data, management uses its best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of management's judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these financial statements. For detailed information on our use of fair value measurements and our related valuation methodologies, see Note 14 to the Consolidated Financial Statements in Item 8 of this report.

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

Topic 606 was adopted by the Company on January 1, 2018 and did not have a material impact on the Company’s consolidated financial statements. No additional disaggregated revenue disclosures are necessary because interest income sources are scoped out and there are no additional significant non-interest income sources to break out on the consolidated statements of income.

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

ASU 2016-01 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This ASU was adopted by the Company on January 1, 2018 and impacted the Company’s consolidated financial statement disclosures but did not have a material impact on the Company’s financial condition or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities, including leases classified as operating leases under previous GAAP, on the balance sheet and requiring additional disclosures of key information about leasing arrangements. ASU 2016-02 is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2018 and was adopted under the current period adjustment method, which allows for prior period accumulated amounts to be recorded as of the effective date. The Company adopted this ASU effective January 1, 2019 and determined that the gross-up of its balance sheet from recording a right-of-use (“ROU”) asset and a lease liability for each lease as a result of adopting this ASU, did not have a material impact on the Company’s Consolidated financial statements. See Note 13 for further discussion of the Company’s leases and the impact of this ASU.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). This update changes the methodology used by financial institutions under current U.S. GAAP to recognize credit losses in the financial statements.  Currently, U.S. GAAP requires the use of the incurred loss model, whereby financial institutions recognize in current period earnings, incurred credit losses and those inherent in the financial statements, as of the date of the balance sheet.    This guidance results in a new model for estimating the allowance for loan and lease losses, commonly referred to as the Current Expected Credit Loss (“CECL”) model.  Under the CECL model, financial institutions are required to estimate future credit losses and recognize those losses in current period earnings.  The amendments within the update are effective for fiscal years and all interim periods beginning after December 15, 2019, with early adoption permitted.  In October 2019, FASB approved an amendment that will delay the adoption of this ASU for three years for certain entities including the Company since we are classified as a Small Reporting Company. Upon adoption of the amendments within this update on January 1, 2023, the Company will be required to make a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. The Company is currently in the process of evaluating the impact the adoption of this update will have on its financial statements. While the Company has not quantified the impact of this ASU, it does expect changing from the current incurred loss model to an expected loss model should result in an earlier recognition of losses.

In January 2017, the FASB issued ASU 2017-04, Intangibles Goodwill and Other (Subtopic 350): Simplifying the Test for Goodwill Impairment. The provisions of the update eliminate the existing second step of the goodwill impairment test which provides for the allocation of reporting unit fair value among existing assets and liabilities, with the net leftover amount representing the implied fair value of goodwill. In replacement of the existing goodwill impairment rule, the update will provide that impairment should be recognized as the excess of any of the reporting unit’s goodwill over the fair value of the reporting unit. Under the provisions of this update, the amount of the impairment is limited to the carrying value of the reporting unit’s goodwill. For public business entities that are SEC filers, the amendments of the update will become effective in fiscal years beginning after December 15, 2019. We do not expect that the ASU will have a material impact on our financial condition or results of operations.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Subtopic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. The guidance is not expected to have a significant impact on the Company's consolidated financial statements.

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements. This ASU addresses two lessor implementation issues and clarifies that lessees and lessors are exempt from certain interim disclosure requirements associated with adopting ASU 2016-02. The amendments related to the lessor implementation issues are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early application is permitted. As the ASU's amendments applicable to us only relate to disclosures, the adoption of ASU 2019-01 will not impact our financial condition or results of operations.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments that clarifies and improves areas of guidance related to recently issued standards on credit losses, hedging and recognition and measurement. The provisions of this ASU are effective January 1, 2020 and contain various methods of adoption. We do not expect that the ASU will have a material impact on our financial condition or results of operations.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief. This ASU allows an option for entities to irrevocably elect the fair value option on an instrument-by-instrument basis for eligible financial assets measured at amortized cost basis upon adoption of the credit loss standards. This amendment provides relief for those entities electing the fair value option on newly originated or purchased financial assets, while maintaining existing similar financial assets at amortized cost, avoiding the requirement to maintain dual measurement methods for similar assets. The fair value option does not apply to held-to-maturity debt securities. The effective date for this ASU is the same as for ASU 2016-13, as discussed above. We will evaluate this ASU in conjunction with ASU 2016-13 to determine its impact on our financial condition and results of operations.

Results of Operations

The Company earns income from two primary sources. The first is net interest income, which is interest income generated by earning assets less interest expense on interest-bearing liabilities. The second is noninterest income, which primarily consists of deposit service charges and fees, the increase in cash surrender value of life insurance, investment advisory service fee income and mortgage commissions. The majority of the Company's noninterest expenses are operating costs that relate to providing a full range of banking services to our customers.

Overview

We recorded net income for the year ended December 31, 2019 of $12,489,000 or $1.54 per diluted share compared to $11,537,000 or $1.42 per diluted share for the year ended December 31, 2018. The increase in net income for the year ended December 31, 2019 was primarily due to an increase of $2,466,000 in net interest income, mainly from the growth of our loan and investment portfolios. Non-interest income increased by $335,000 in 2019, mainly as a result of increase service charges and debit card fee income. The provision for loan losses decreased by $10,000 in 2019 due to lower loan growth. Non-interest expense increased by $1,469,000 associated with two branch relocations and one de novo branch opened in 2018, in addition to general operating overhead increases to support the growth of our loan and deposit portfolios.

Highlights of the financial results are presented in the following table:

	As of and for the years ended December 31,
(Dollars in thousands, except per share data)	2019	2018	2017
For the period:
Net income available to common shareholders	$12,489	$11,537	$9,094
Net income per common share:
Basic	$1.54	$1.43	$1.13
Diluted	$1.54	$1.42	$1.13
Return on average common equity	11.78%	12.26%	10.41%
Return on average assets	1.15%	1.08%	0.91%
Common stock dividend payout ratio of earnings during the period	17.53%	18.31%	22.23%
Efficiency ratio	60.95%	61.37%	60.66%
At period end:
Book value per common share	$13.71	$12.09	$11.21
Total assets	$1,147,785	$1,094,887	$1,034,852
Total gross loans	$750,985	$711,902	$662,544
Total deposits	$1,019,929	$986,495	$938,882
Net loan-to-deposit ratio	72.66%	71.18%	69.55%

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

For a detailed analysis of interest income and interest expense, see the “Average Balance Sheets” and the “Rate/Volume Analysis” below.

	Distribution, Yield and Rate Analysis of Net Income
	For the Years Ended December 31,
(Dollars in Thousands)	2019			2018
	Average Balance	Interest Income/ Expense	Avg Rate/ Yield	Average Balance	Interest Income/ Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$717,255	$34,903	4.87%	$657,896	$31,777	4.83%
Securities of U.S. government agencies	12,436	129	1.04%	17,933	210	1.17%
Other investment securities (2)	187,846	6,327	3.37%	184,588	6,033	3.27%
Federal funds sold	11,977	242	2.02%	10,173	191	1.88%
Interest-earning deposits	79,647	1,675	2.10%	137,590	2,646	1.92%
Total interest-earning assets	1,009,161	43,276	4.29%	1,008,180	40,857	4.05%
Total noninterest earning assets	75,102			59,303
Total Assets	$1,084,263			$1,067,483
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Demand	251,067	916	0.36%	238,829	517	0.22%
Money market	232,866	464	0.20%	288,454	913	0.32%
Savings	82,271	47	0.06%	74,317	35	0.05%
Time deposits $250,000 and under	21,792	60	0.28%	26,845	73	0.27%
Time deposits over $250,000	17,335	81	0.47%	18,725	68	0.36%
Total interest-bearing liabilities	605,331	1,568	0.26%	647,170	1,606	0.25%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	359,113			320,810
Other liabilities	13,775			5,385
Total noninterest-bearing liabilities	372,888			326,195
Shareholders' equity	106,044			94,118
Total liabilities and shareholders' equity	$1,084,263			$1,067,483
Net interest income		$41,708			$39,251
Net interest spread (3)			4.03%			3.80%
Net interest margin (4)			4.13%			3.89%

(1)	Loan fees have been included in the calculation of interest income.
(2)	Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents (FTE), based on a federal marginal tax rate of 21.0%.
(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(4)	Represents net interest income as a percentage of average interest-earning assets.

Net interest income, on a fully tax equivalent basis (“FTE”), increased $2,457,000 or 6.3% to $41,708,000 for the year ended December 31, 2019, compared to $39,251,000 in 2018. Net interest spread and net interest margin were 4.03% and 4.13%, respectively, for the year ended December 31, 2019, compared to 3.80% and 3.89%, respectively, for the year ended December 31, 2018. This upward trend is mainly due to the increase in earning asset yield as described below and a change in mix of earning assets with higher loan balances and lower cash balances.

Our earning asset yield increased 24 basis points in 2019 compared to 2018. The yield on loans recognized an increase of 4 basis points for 2019 compared to 2018, which was primarily due to loan repricing of variable rate loans, higher rate indexes on new loans and an increase in loan fees. The FOMC cut rates three times in 2019 with the first one in August, so rates remained at higher levels for the majority of 2019, as compared to 2018. The increase in loan yield was complemented by growth in the loan portfolio average balance of $59,359,000 in 2019 as compared to 2018. During the same period, average cash balances decreased by $56,139,000, representing a shift in the earning asset mix from low-yielding cash balances to higher yielding loan balances. Lastly, as was the case for all earning assets, the FOMC interest rate hikes in 2017 and 2018 had a positive impact to our cash balances in particular, as evidenced by the increase of 17 basis points during 2019 compared to 2018.

The cost of funds on interest-bearing liabilities increased slightly to 0.26% in 2019 compared to 0.25% in 2018 as our excess liquidity has allowed us to keep deposit rates low on a relative basis. Average non-interest-bearing demand deposit balances increased by $38,303,000 in 2019 compared to 2018, which contributed in maintaining our low cost of funds.

In spite of the interest margin expansion the Company has recognized over recent years, there are certain factors that have limited net interest margin expansion and could possibly result in in net interest margin compression if rates were to fall, which include: 1) deposit interest rates remain at historic lows from which they cannot reasonably be further reduced, 2) competition in the lending market restrict significant increases in new loan rates, and 3) deposit growth has out-paced loan growth in recent years resulting in higher interest-bearing cash balances, which yielded approximately 2.09% on average during 2019.

Changes in volume resulted in an increase in net interest income (on a FTE basis) of $1,994,000 for the year of 2019 compared to the year 2018, and changes in interest rates and the mix resulted in an increase in net interest income (on a FTE basis) of $463,000 for the year 2019 versus the year 2018. Management closely monitors both total net interest income and the net interest margin.

Market rates are in part based on the FOMC target Federal funds interest rate (the interest rate banks charge each other for short-term borrowings).  The change in the Federal funds sold rates is the result of target rate changes implemented by the FOMC.  In 2008, there were seven downward adjustments to the target rate totaling 325 basis points, bringing the target interest rate to a historic low with a range of 0% to 0.25% where it remained until December 2015 when the FOMC increased by 0.25% to a range of 0.25% to 0.50%. The FOMC increased the Federal funds rate again in December 2016 by 0.25% to a range of 0.50% to 0.75%. In 2017, the FOMC increased the Federal funds rate by 0.25% on three occasions resulting in a range of 1.25% to 1.50% as of December 31, 2017. In 2018, the FOMC increased the Federal funds rate by 0.25% on four occasions resulting in a range of 2.25% to 2.50% as of December 31, 2018. In 2019, the FOMC decreased the Federal funds rate by 0.25% on three occasions resulting in a range of 1.50% to 1.75% as of December 31, 2019.

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

	Rate/Volume Analysis of Net Interest Income

	For the Year Ended December 31,			For the Year Ended December 31,
(Dollars in Thousands)	2019 vs. 2018			2018 vs. 2017
	Increases (Decreases)			Increases (Decreases)
	Due to Change In			Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Net loans (1)	$2,867	$259	$3,126	$1,566	$984	$2,550
Securities of U.S. government agencies	(64)	(17)	(81)	34	(20)	14
Other Investment securities	106	188	294	979	(356)	623
Federal funds sold	34	17	51	13	78	91
Interest-earning deposits	(1,114)	143	(971)	36	1,097	1,133
Total interest income	1,829	590	2,419	2,628	1,783	4,411
Interest expense:
Interest-earning DDA	$26	$373	$399	$55	$170	$225
Money market deposits	(176)	(273)	(449)	(1)	361	360
Savings deposits	4	8	12	4	(20)	(16)
Time certificates over $250,000	(5)	18	13	(6)	0	(6)
Other time deposits	(14)	1	(13)	(15)	(7)	(22)
Total interest expense	(165)	127	(38)	37	504	541
Change in net interest income	$1,994	$463	$2,457	$2,591	$1,279	$3,870

(1)	Loan fees have been included in the calculation of interest income.

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

The Company recorded a provision for loan losses of $545,000 during the year ended December 31, 2019 mainly to provide an adequate loan loss reserve for the new loan funding, as compared to provisions of $555,000 for the year ended December 31, 2018. Nonperforming loans were $1,103,000 at December 31, 2019 and $920,000 at December 31, 2018, or 0.15% and 0.13%, respectively, of total loans. Nonperforming loans are primarily in nonperforming real estate construction and development loans. The allowance for loan losses was $9,146,000 and $8,685,000 at December 31, 2019 and 2018, or 1.22% of total loans for each period. The strong credit quality has resulted in relatively low net charge-off totals of $84,000 in 2019 and $36,000 in 2018.

The Company will continue to monitor the adequacy of the allowance for loan losses and make additions to the allowance in accordance with the analysis referred to above. Because of uncertainties inherent in estimating the appropriate level of the allowance for loan losses, actual results may differ from management’s estimate of credit losses and the related allowance.

Noninterest Income

The following table sets forth a summary of noninterest income for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2019		2018
	(Amount)	(%)	(Amount)	(%)
Service charges on deposits	$1,619	32.1%	$1,549	32.9%
Debit card transaction fee income	1,297	25.7%	1,185	25.1%
Earnings on cash surrender value of life insurance	602	11.9%	511	10.8%
Mortgage commissions	88	1.7%	110	2.3%
Gains on sales and calls of securities	138	2.7%	81	1.7%
Gain on sale of other real estate owned	0	0.0%	193	4.1%
Other	1,303	25.8%	1,083	23.0%
Total	$5,047	100.0%	$4,712	100.0%

Average assets	$1,084,263		$1,067,483
Noninterest income as a % of average assets		0.5%		0.4%

Noninterest income was $5,047,000 for the year ended December 31, 2019, compared to $4,712,000 for the year 2018. Service charge income and debit card transaction fee income increased to $1,619,000 and $1,297,000, respectively, for the year 2019 compared to $1,549,000 and $1,185,000 for the year 2018, as a result of the increase in the aggregate number of transaction deposit accounts and corresponding service fee income. Earnings on the cash surrender value of life insurance recognized an increase of $91,000 in 2019 compared to 2018, due to four new life insurance policies that began earning revenue in July of 2018. Mortgage commissions have decreased by $22,000 for the year 2019, as compared to 2018, as a result of the decreased demand for home purchases and refinancing. Gains on called and sold securities increased from $81,000 in 2018 to $138,000 in 2019, mainly from one security that was called during the first quarter of 2019. There was one sale of an OREO property in 2018, which resulted in a gain of $193,000 for 2018 as compared to no sales or corresponding gains in 2019. In 2019, other income increased by $220,000, which was attributable to an unrealized gain on equity securities of $101,000 in 2019, as compared to an unrealized loss of $90,000 in 2018. The Company continues to evaluate its deposit product offerings with the intention of continuing to expand its offerings to the consumer and business depositors.

Noninterest Expense

The following table sets forth a summary of noninterest expenses for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2019		2018
	(Amount)	(%)	(Amount)	(%)
Salaries and employee benefits	$17,400	60.3%	$16,287	59.5%
Occupancy expenses	3,493	12.1%	3,631	13.3%
Data processing fees	1,907	6.6%	1,707	6.2%
Regulatory assessments (FDIC & DBO)	270	0.9%	440	1.6%
Other operating expenses	5,777	20.0%	5,313	19.4%
Total	$28,847	100.0%	$27,378	100.0%

Average assets	$1,084,263		$1,067,483
Noninterest expenses as a % of average assets		2.7%		2.6%

Noninterest expense was $28,847,000 for the year ended December 31, 2019, an increase of $1,469,000 or 5.4% compared to $27,378,000 for the year ended 2018. Salaries and employee benefits increased by $1,113,000 in 2019 to $17,400,000 compared to the prior year. To support loan and deposit growth, we increased our full-time equivalent staff by five as of December 31, 2019 compared to last year, which combined with the Sacramento branch staffing expense, resulted in increased salary expense and group medical insurance benefits. The Sacramento branch opened its doors in September 2018, and therefore we recognized higher operating expenses in 2019 as the branch was in operation for the full year compared to only four months in 2018.

Occupancy expense realized a decrease of $138,000 in 2019 compared to the prior year, primarily from rent and other overhead expenses. The 2018 total includes a non-recurring charge of $85,000 for the remaining lease obligation on our vacated Turlock branch, which was relocated during the second quarter of 2018. In addition, depreciation expense on fixed assets decreased by $96,000 in 2019 compared to 2018, due to certain assets that became fully depreciated.

Data processing costs increased in 2019 over 2018 by $200,000, primarily due to servicing costs on the growing number of loan and deposit accounts.

FDIC and DBO regulatory assessments decreased by $170,000 to $270,000 in 2019 compared to $440,000 in 2018. In January 2019, the FDIC sent notification that small banks less than $10 billion would receive assessment credits for the portion of their assessments that contributed to the growth in the Deposit Insurance Fund Reserve Ratio from 1.15% to 1.35%, to be applied when the reserve ratio reached 1.38%. That threshold has since been met and therefore the Company did not recognize any expense for FDIC assessments during the third quarter of 2019. Additionally, the initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC and our risk profile was stable during 2018 and 2019, with a slight improvement for both years in asset quality metrics that are included in the risk profile. The result was a reduction in our assessment rate in 2019; however, we expect this should be offset by deposit growth in 2020. The decrease to our recorded expense in 2019 was despite the higher deposit balances in 2019, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis. Management is also aware of the potential for further assessment credits to be recognized in future periods if the FDIC reserve ratio remains above 1.38%.

Other operating expenses increased by $464,000 or 8.7% to $5,777,000 in 2019, primarily as a result of various general operating expense increases required to support our growing business portfolios and compliance mandates, some of which included telephone and data communications, software license fees, provision for losses on undisbursed loan commitments, audit expenses and director expenses.

Management anticipates that noninterest expense should continue to increase as we continue to grow, and management believes the Company’s administration as currently set up is scalable to handle future deposit growth.  However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Provision for Income Taxes

We reported a provision for income taxes of $4,200,000 and $3,810,000 for the years 2019 and 2018, respectively. The effective income tax rate on income from continuing operations was 25.2% for the year ended December 31, 2019 compared to 24.8% for the year 2018. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans).

Financial Condition

The Company’s total assets were $1,147,785,000 at December 31, 2019 compared to $1,094,887,000 at December 31, 2018, an increase of $52,898,000 or 4.8%. Net loans increased $38,827,000, investments decreased $16,433,000, bank premises and equipment increased $292,000, interest receivable and other assets increased $3,265,000, while cash and cash equivalents increased $21,449,000 for the year ended December 31, 2019 as compared to December 31, 2018.

Loans gross of the allowance for loan losses and deferred fees were $750,985,000 at December 31, 2019, compared to $711,902,000 at December 31, 2018, an increase of $39,083,000 or 5.5%. The increase was primarily due to an increase of $52,483,000 or 9.5% in commercial real estate loans, a decrease of $4,548,000 or 5.5% in commercial and industrial loans, an increase of $866,000 or 2.3% in consumer loans and consumer residential loans and a decrease of $9,718,000 or 25.5% in agriculture loans. The composition of the loan portfolio categories remained relatively unchanged as a percentage of total loans, with commercial real estate comprising 81% and 78% of the loan portfolio at December 31, 2019 and 2018, respectively.

Deposits increased $33,434,000 or 3.4% to $1,019,929,000 at December 31, 2019 compared to $986,495,000 at December 31, 2018. Money Market and Time Deposits decreased by $39,240,000 and $3,385,000, respectively, while Demand and Savings increased by $70,185,000 and $5,874,000, respectively, as of December 31, 2019 as compared to December 31, 2018.

There were no short-term borrowing or long-term debt outstanding balances at December 31, 2019 and 2018. The Company uses short-term borrowings, primarily short-term FHLB advances, to fund short-term liquidity needs and manage net interest margin.

Equity increased $13,532,000 or 13.7% to $112,570,000 at December 31, 2019, compared to $99,038,000 at December 31, 2018.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of December 31, 2019, and 2018, we had $13,785,000 and $9,720,000, respectively, in federal funds sold.

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

The fair value of the equity security was $3,297,000 and $3,106,000 at December 31, 2019 and December 31, 2018, respectively. Consistent with ASU 2016-01, equity securities are carried at fair value with the changes in fair value recognized in the consolidated statement of income. Accordingly, the Company recognized an unrealized gain of $101,000 during the year ended December 31, 2019, as compared to an unrealized loss of $90,000 during the year ended December 31, 2018.

Our available for sale investment securities holdings decreased by $16,624,000 or 8.0%, to $190,088,000 at December 31, 2019, compared to holdings of $206,712,000 at December 31, 2018. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income.

Total investment securities as a percentage of total assets decreased to 16.8% as of December 31, 2019 compared to 19.2% at December 31, 2018. As of December 31, 2019, $123,381,000 of the investment securities were pledged to secure public deposits.

As of December 31, 2019, the total unrealized loss on debt securities that were in a loss position for less than 12 continuous months was $257,000 with an aggregate fair value of $21,242,000. The total unrealized loss on debt securities that were in a loss position for greater than 12 continuous months was $915,000 with an aggregate fair value of $36,313,000.

The following table summarizes the book value and fair value and distribution of our debt investment securities, which does not include equity securities, as of the dates indicated:

Debt Investment Securities Portfolio

	December 31, 2019		December 31, 2018		December 31, 2017
	Amortized	Market	Amortized	Market	Amortized	Market
Dollars in Thousands	Cost	Value	Cost	Value	Cost	Value
Available-for-Sale:
U.S. agencies	$31,180	$31,729	$44,474	$44,106	$29,741	$29,972
Collateralized mortgage obligations	1,618	1,614	2,071	2,012	2,628	2,593
Municipal securities	86,826	90,571	92,257	93,237	91,201	93,067
SBA pools	6,419	6,395	8,707	8,673	11,818	11,850
Corporate debt	19,253	18,968	21,426	20,587	19,358	18,789
Asset backed securities	41,389	40,811	38,395	38,097	22,866	22,977
Total debt securities	$186,685	$190,088	$207,330	$206,712	$177,612	$179,248

At December 31, 2019, one municipality, three U.S. agencies, six corporate debts, five Small Business Administration pools, one collateralized mortgage obligations and eleven asset backed securities make up the total debt securities in an unrealized loss position for greater than 12 months. At December 31, 2019, three U.S. agencies, eight asset backed securities, two SBA pools and two corporate debts make up the total debt securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and the volatility of the security’s fair value. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes and the Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security. As of December 31, 2019, we did not have any investment securities that constituted 10% or more of the stockholders’ equity of any third-party issuer.

The following table summarizes the maturity and repricing schedule of our debt investment securities, which does not include equity securities, at their amortized cost and their weighted average yields at December 31, 2019:

Debt Investment Maturities and Repricing Schedule

			After One But		After Five But
(Dollars in Thousands)	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale:
U.S. agencies	$681	1.00%	$3,968	2.54%	$5,072	2.87%	$21,459	2.77%	$31,180	2.72%
Collateralized mortgage obligations	0	0.00%	0	0.00%	0	0.00%	1,618	2.35%	1,618	2.35%
Municipalities	26,303	2.83%	34,701	3.58%	21,741	3.89%	4,082	4.77%	86,827	3.49%
SBA pools	0	0.00%	0	0.00%	3,412	3.91%	3,007	3.67%	6,419	3.80%
Corporate debt	5,895	3.25%	6,858	2.59%	6,500	2.27%	0	0.00%	19,253	2.68%
Asset backed securities	0	0.00%	822	2.91%	7,918	3.46%	32,648	2.95%	41,388	3.05%
Total debt securities	$32,879	2.87%	$46,349	3.33%	$44,643	3.46%	$62,814	3.03%	$186,685	3.18%

Yields in the above table have been adjusted to a fully tax equivalent basis. Securities are reported at the earliest possible call, repricing or maturity date.

Loans

The following table sets forth the amount of total loans outstanding (including net deferred loan fees and costs) and the percentage distributions in each category, for the years ended December 31, 2019 and 2018.

(Dollars in Thousands)	YEARS ENDED DECEMBER 31,
	2019	2018
Commercial real estate	$607,002	$554,519
Commercial and industrial	77,704	82,252
Consumer	1,274	1,314
Consumer residential	36,647	35,741
Agriculture	28,358	38,076
Deferred loan fees and costs	(792)	(997)
Total Loans, net of deferred loan fees and costs	$750,193	$710,905

Commercial real estate	80.9%	78.0%
Commercial and industrial	10.4%	11.6%
Consumer	0.2%	0.2%
Consumer residential	4.9%	5.0%
Agriculture	3.8%	5.4%
Deferred loan fees and costs	-0.1%	-0.1%
Total Loans, net of deferred loan fees and costs	100.0%	100.0%

Commercial real estate loans increased $52,483,000 in 2019 as compared to 2018, due to the increased demand by qualified borrowers in our serving area. Of the commercial real estate loans at December 31, 2019, 61% are non-owner occupied and 39% are owner occupied. Our commercial real estate loan portfolio is weighted towards term loans for which the primary source of repayment is cash flow from net operating income of the real estate property.

Commercial and industrial loans decreased $4,548,000 in 2019 as compared to 2018. We have historically targeted well-established local businesses with strong guarantors that have proven to be resilient in periods of economic stress.

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

The following table summarizes our commercial real estate loan portfolio by the geographic location in which the property is located as of December 31, 2019 and 2018:

Commercial Real Estate Loans Outstanding by Geographic Location

(Dollars in Thousands)	December 31, 2019		December 31, 2018
Commercial real estate loans by geographic location (County)	Amount	% of Commercial Real Estate Loans	Amount	% of Commercial Real Estate Loans
Stanislaus	$160,790	26.5%	$157,945	28.5%
San Joaquin	131,199	21.6%	122,900	22.2%
Sacramento	54,757	9.0%	42,312	7.6%
Fresno	46,975	7.7%	31,256	5.6%
Tuolumne	31,795	5.2%	34,515	6.2%
Merced	17,336	2.4%	16,458	3.0%
Contra Costa	14,453	2.9%	14,381	2.6%
Calaveras	12,168	2.0%	9,089	1.6%
Marin	11,885	2.0%	12,233	2.2%
Placer	11,316	1.9%	343	0.1%
Alameda	10,421	1.7%	5,626	1.0%
Santa Clara	9,059	1.5%	9,443	1.7%
San Luis Obispo	7,452	1.2%	7,628	1.4%
Sonoma	7,166	1.2%	8,155	1.5%
Inyo	7,127	1.2%	6,802	1.2%
San Francisco	5,285	0.9%	5,405	1.0%
Solano	5,161	0.9%	5,363	1.0%
Butte	4,327	0.7%	4,424	0.8%
Mono	4,249	0.7%	5,113	0.9%
Madera	2,720	0.4%	9,517	1.7%
Other	51,361	8.5%	45,611	8.2%
Total	$607,002	100.0%	$554,519	100.0%

Construction and land loans are classified as commercial real estate loans and increased $30.3 million in 2019 as compared to 2018.  The table below shows an analysis of construction loans by type and location. Non-owner-occupied land loans of $8.4 million at December 31, 2019 included loans for lands specified for commercial development of $4.3 million and for residential development of $4.1 million, the majority of which are located in Stanislaus County.

Construction and Land Loans Outstanding by Type and Geographic Location

(Dollars in Thousands)	December 31, 2019		December 31, 2018
Construction and land loans by type	Amount	% of Construction and Land Loans	Amount	% of Construction and Land Loans
Single family non-owner-occupied	$1,691	2.7%	$2,276	7.3%
Single family owner-occupied	3,041	4.9%	2,169	6.9%
Commercial non-owner-occupied	30,386	49.5%	9,328	29.9%
Commercial owner-occupied	18,051	29.3%	6,490	20.8%
Land non-owner-occupied	8,367	13.6%	10,951	35.1%
Total	$61,536	100.0%	$31,214	100.0%

Construction and land loans by geographic location (County)	Amount	% of Construction and Land Loans	Amount	% of Construction and Land Loans
Sacramento	$13,939	22.7%	$1,728	5.5%
Stanislaus	11,573	18.8%	6,034	19.3%
Fresno	10,351	16.8%	840	2.7%
Yolo	7,000	11.4%	0	0.0%
San Joaquin	6,965	11.3%	10,653	34.1%
Shasta	4,855	7.9%	2,033	6.5%
Calaveras	1,640	2.7%	1,640	5.3%
Los Angeles	1,600	2.6%	1,600	5.1%
Contra Costa	1,160	1.9%	1,151	3.7%
Tuolumne	930	1.5%	3,069	9.8%
Inyo	855	1.4%	13	0.1%
San Mateo	195	0.3%	442	1.4%
Mono	0	0.0%	932	3.0%
Other	473	0.7%	1,079	3.5%
Total	$61,536	100.0%	$31,214	100.0%

Loan Maturities

The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio, as of December 31, 2019. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The large majority of the variable rate loans are tied to independent indices (such as the Wall Street Journal prime rate or a Treasury Constant Maturity Rate). Substantially all loans with an original term of more than five years have provisions for the fixed rates to reset, or convert to a variable rate, after one, three or five years and are therefore classified as a variable rate loan in the table below.

	Loan Maturities and Repricing Schedule At December 31, 2019

(In Thousands)	Within One Year	After One But Within Five Years	After Five Years	Total

Commercial real estate	$104,167	$324,926	$177,909	$607,002
Commercial and industrial	27,264	31,098	19,342	77,704
Consumer	873	354	47	1,274
Consumer residential	4,510	9,090	23,047	36,647
Agriculture	25,943	1,974	441	28,358
Deferred loan fees and costs, net	(172)	(387)	(233)	(792)
Total loans, net of deferred loan fees and costs	$162,585	$367,055	$220,553	$750,193

Loans with variable (floating) interest rates	$133,082	$269,579	$88,336	$490,997
Loans with predetermined (fixed) interest rates	$29,503	$97,476	$132,217	$259,196

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

The Company had nonperforming loans of $1.1 million at December 31, 2019, as compared to $0.9 million at December 31, 2018. The ratio of nonperforming loans to total loans was 0.15% and 0.13% at December 31, 2019 and 2018, respectively.

In addition, the Company held one OREO property as of December 31, 2019 and 2018, a residential land property that was acquired through foreclosure that was written down to a zero balance because the public utilities have not been obtainable, thereby rendering these land lots unmarketable at this time.

Management believes that the reserve provided for nonperforming loans, together with the tangible collateral, were adequate as of December 31, 2019. See “Allowance for Loan Losses” below for further discussion. Except as disclosed above, as of December 31, 2019, management was not aware of any material credit problems of borrowers that would cause it to have serious doubts about the ability of a borrower to comply with the present loan payment terms. However, no assurance can be given that credit problems may exist that may not have been brought to the attention of management, or that credit problems may not arise in the future.

The following table provides information with respect to the components of our nonperforming assets as of December 31, 2019 and 2018. (The figures in the table are net of the portion guaranteed by the U.S. Government):

(Dollars in Thousands)	At December 31,
	2019	2018
Nonaccrual loans(1)
Commercial real estate	$855	$906
Commercial and industrial	0	0
Consumer	0	0
Consumer residential	248	14
Agriculture	0	0
Total	$1,103	$920

Loans 90 days or more past due and still accruing (as to principal or interest):	$0	$0

Total nonperforming loans	1,103	920

Other real estate owned	0	0
Total nonperforming assets	$1,103	$920

Accruing restructured loans (2)	0	0

Total impaired loans	$1,103	$920

Nonperforming loans as a percentage of total loans	0.15%	0.13%
Nonperforming assets as a percentage of total loans and other real estate owned	0.15%	0.13%
Allowance for loan losses as a percentage of nonperforming loans	829.19%	944.02%

(1) During the fiscal year ended December 31, 2019 and 2018, no interest income related to these loans was included in net income while on nonaccrual status. Additional interest income of approximately $62,000 and $68,000 would have been recorded during the year ended December 31, 2019 and 2018, respectively, if these loans had been paid in accordance with their original terms.

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

In recent years, the economic recovery has had a positive impact on the financial stability of our borrowers resulting in improvements in credit quality of our loan portfolio which has allowed us to reduce the reserve for loan losses as a percentage of gross loans. In 2019, we have continued to benefit from the improved credit quality but due to loan growth, we recognized an increase of $461,000 in the allowance for loan losses to $9,146,000 at December 31, 2019, as compared with $8,685,000 at December 31, 2018. In 2019, the allowance for loan losses as a percentage of total loans stabilized at 1.22% as of December 31, 2019 corresponding to our improved credit quality and loan growth, as compared to 1.22% as of December 31, 2018. Based on the current conditions of the loan portfolio, management believes that the $9,146,000 allowance for loan losses at December 31, 2019 is adequate to absorb losses inherent in our loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

Diversification, low loan-to-values, strong credit quality and enhanced credit monitoring contribute to a reduction in the portfolio’s overall risk in recent years and help to offset the economic risk. We continue to monitor the impact of the economic environment, and adjustments to the provision for loan loss will be made accordingly. During 2019, the Company recognized net loan charge-offs of $84,000 as compared to $36,000 in 2018.

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

Our allowance for loan losses consisted of amounts allocated to three phases of our methodology for assessing loan loss allowances, as follows (see details of methodology for assessing allowance for loan losses in the section entitled “Critical Accounting Policies”):

(Dollars in Thousands)	Years Ended December 31,
Phase of Methodology	2019	2018
Specific review of individual loans	$680	$680
Review of portfolio based on loss trends and current economic climate	5,347	5,051
Review of portfolio based on inherent risk and other subjective factors	3,119	2,954
	$9,146	$8,685

The Components of the Allowance for Loan Losses

As stated previously in "Critical Accounting Policies," the overall allowance consists of a specific allowance for individually identified impaired loans, an allowance factor for categories of credits with similar characteristics and trends, and an allowance for changing environmental factors.

The first component, the specific allowance, results from the analysis of identified problem credits and the evaluation of sources of repayment including collateral, as applicable. Through management's ongoing loan grading process, individual loans are identified that have conditions that indicate the borrower may be unable to pay all amounts due under the contractual terms. These loans are evaluated individually by management and specified allowances for loan losses are established when the discounted cash flows of future payments or collateral value of collateral-dependent loans are lower than the recorded investment in the loan. Generally, with problem credits that are collateral-dependent, we obtain appraisals of the collateral at least annually. We may obtain appraisals more frequently if we believe the collateral value is subject to market volatility, if a specific event has occurred to the collateral (e.g. tentative map has been filed), or if we believe foreclosure is imminent.  Impaired loan balances increased from $920,000 at December 31, 2018 to $1,103,000 at December 31, 2019.  The specific allowance totaled $680,000 at December 31, 2019 and 2018, as we charge off substantially all of our estimated losses related to specifically identified impaired loans as the losses are identified.

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

The total amount allocated for the second component is determined by applying loss estimation factors based on loss history to outstanding loans. At December 31, 2019 and 2018, the allowance allocated by categories of credits totaled $5.3 million and $5.1 million, respectively.

The third component of the allowance for loan losses is an economic and qualitative component that is intended to absorb losses caused by portfolio trends, concentration of credit, growth, and economic trends, as stated previously in "Critical Accounting Policies". At December 31, 2019 and 2018, the general valuation allowance, including the economic component, totaled $3.1 million and $3.0 million, respectively. While published economic data indicates that the current economic recovery cycle is approaching 10 years, which would be the longest in U.S history, it is uncertain that the recovery cycle will continue for any definite period of time. In response to this, we have been proactive in evaluating reserve percentages for economic and other qualitative loss factors used to determine the adequacy of the allowance for loan losses. The increase to the third component of the allowance for loan losses reflected such evaluation.

The table below summarizes, for the periods indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for loan losses:

Allowance for Loan Losses

(Dollars in thousands)	2019	2018
Balances:
Average total loans outstanding during period	$717,255	$657,896
Total loans outstanding at end of period	$750,985	$711,902
Allowance for loan losses:
Balances at beginning of period	$8,685	$8,166

Actual charge-offs:
Commercial real estate	0	0
Commercial and Industrial	0	0
Consumer	28	29
Consumer Residential	64	17
Agriculture	0	0
Total charge-offs	92	46

Recoveries on loans previously charged off:
Commercial real estate	0	0
Commercial and Industrial	0	0
Consumer	6	8
Consumer Residential	2	2
Agriculture	0	0
Total recoveries	8	10

Net loan charge-offs	84	36

Provision for loan losses	545	555

Balance at end of period	$9,146	$8,685

Ratios:
Net loan charge-offs to average total loans	0.01%	0.01%
Allowance for loan losses to total loans at end of period	1.22%	1.22%
Net loan charge-offs to allowance for loan losses at end of period	0.92%	0.41%
Net loan charge-offs to provision for loan losses	15.41%	6.49%

The table below summarizes the allowance for loan loss balance by type of loan balance at the end of each period (See “Loan Portfolio” above for a description of each type of loan balance):

Allocation of the Allowance for Loan Losses

(Dollars in thousands)	December 31, 2019		December 31, 2018
	Amount	% of Loan Balance to Total Loans	Amount	% of Loan Balance to Total Loans
Applicable to:
Commercial real estate	$7,170	80.9%	$6,580	78.0%
Commercial and Industrial	1,000	10.3%	1,065	11.5%
Consumer	38	0.2%	39	0.2%
Consumer Residential	306	4.9%	304	5.0%
Agriculture	525	3.7%	693	5.3%
Unallocated	107	0.0%	4	0.0%
Total Allowance	$9,146	100.0%	$8,685	100.0%

Other Earning Assets

For various business purposes, we make investments in earning assets other than the interest-earning securities and loans discussed above. The primary other earning assets held by the Company as of December 31, 2019 and 2018, includes the cash surrender value of the Bank Owned Life Insurance (“BOLI”) policies, Federal Home Loan Bank stock and Federal Reserve Bank stock. During 2019, we purchased 4 new life insurance policies on certain directors and employees for a total investment of $5 million. During 2018, we committed to invest $5 million in a new low-income housing tax credit fund (“LIHTC”) to promote our participation in CRA activities, which had an unfunded commitment of $2,998,000 as of December 31, 2019. As of December 31, 2019 and 2018, we held another LIHTC investment that we’ve participated in since 2006, for which the original investment was $1 million, and there were no unfunded commitments as of December 31, 2019 and 2018. For both LIHTC investments, we receive the return in the form of tax credits and tax deductions over a period of approximately 15 years. In 2017, we made a $1 million commitment as a limited partner, to a small business private equity partnership to promote our participation in CRA activities. Returns will be received in the form of dividends from the general partner. As of December 31, 2019, we have remaining commitments to fund an additional $520,000 on this investment.

The balances of other earning assets as of December 31, 2019 and December 31, 2018 were as follows:

(Dollars in Thousands)	December 31, 2019	December 31, 2018

BOLI	$24,631	$19,028
LIHTCs	$4,640	$5,076
Small business private equity partnership	$480	$400
Federal Reserve Bank Stock	$758	$758
Federal Home Loan Bank Stock	$4,003	$3,599

Deposits and Other Sources of Funds

Deposits

Total deposits at December 31, 2019 and 2018 were $1,019,929 and $986,495,000, respectively, representing an increase of $33,434,000 or 3.4% in 2019. The average deposits for the year ended December 31, 2019 decreased $3,536,000 or 0.4% to $964,444,000 compared to $967,980,000 at December 31, 2018.

Deposits are the Company’s primary source of funds. Due to strategic emphasis by management, core deposits (based on definition provided by FDIC’s Uniform Bank Performance Report) increased by $33.5 million or 3.3% in 2019 to $1.00 billion at December 31, 2019. The percentage of core deposits to total deposits increased slightly to 98.2% at December 31, 2019 as compared to 98.1% at December 31, 2018. The average rate paid on time deposits in denominations of over $250,000 was 0.47% and 0.36% for the years ended December 31, 2019 and 2018, respectively. The composition and cost of the Company's deposit base are important components in analyzing the Company's net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein. See “Net Interest Income and Net Interest Margin” for further discussion.

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

The following tables summarize the distribution of average daily deposits and the average daily rates paid for the periods indicated:

Distribution of Average Daily Deposits

	Average Deposits
	2019		2018
	Average	Average	Average	Average
(Dollars in Thousands)	Balance	Rate	Balance	Rate

Demand	$610,180	0.36%	$559,639	0.22%
Money market	232,866	0.20%	288,454	0.32%
Savings	82,271	0.06%	74,317	0.05%
Time deposits $250,000 and under	21,792	0.28%	26,845	0.27%
Time deposits over $250,000	17,335	0.47%	18,725	0.36%
Total deposits	$964,444	0.16%	$967,980	0.17%

The scheduled maturities of our time deposits in denominations of more than $250,000 at December 31, 2019 are, as follows:

Maturities of Time Deposits over $250,000

(Dollars in Thousands)

Three months or less	$1,311
Over three months through six months	2,270
Over six months through twelve months	10,217
Over twelve months	4,344
Total	$18,142

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Four of our clients carry deposit balances of more than 1% of our total deposits, none of which had a deposit balance of more than 3% of total deposits at December 31, 2019. The Company had no brokered deposits as of December 31, 2019 and 2018.

FHLB Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the Federal Home Loan Bank of San Francisco (“FHLB”) as an alternative to retail deposit funds. We had no outstanding balances as of December 31, 2019 and 2018 or at any time during 2019 and 2018.  See “Liquidity Management” below for the details on the FHLB borrowings program.

Return on Equity and Assets

The following table sets forth certain information regarding our return on equity and assets for the periods indicated:

	Year Ended December 31,
	2019	2018
Return on average assets	1.15%	1.08%
Return on average common equity	11.78%	12.26%
Dividend payout ratio	17.53%	18.31%
Equity to assets ratio	9.81%	9.05%

Deferred Compensation Obligations

We maintain a nonqualified, unfunded deferred compensation plan for certain key management personnel.  Under this plan, participating employees may defer compensation, which will entitle them to receive certain payments upon retirement, death, or disability.  The plan provides for payments commencing upon retirement and reduced benefits upon early retirement, disability, or termination of employment. At December 31, 2019 and 2018, our aggregate payment obligations under this plan totaled $9.9 million and $8.0 million, respectively.

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of December 31, 2019, and 2018, we had commitments to extend credit of $164.7 million and $153.9 million, respectively.  Obligations under standby letters of credit, included in total commitments to extend credit, were $3.1 million and $2.3 million at December 31, 2019 and 2018, respectively, and there were no obligations under commercial letters of credit for either period.

The effect on our revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used. For more information regarding our off balance sheet arrangements, see Note 13- Commitments and Other Contingencies- to our 2019 year-end consolidated financial statements located elsewhere in this report.

Contractual Obligations

The following chart summarizes certain contractual obligations of the Company as of December 31, 2019 (dollars in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations	$1,185	$1,842	$1,086	$2,080	$6,193
Supplemental retirement plans	110	316	340	3,212	3,978
Time deposit maturities	29,267	9,585	75	-	38,927
Total	$30,562	$11,743	$1,501	$5,292	$49,098

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

Since our deposit growth strategy emphasizes core deposit growth, we have avoided relying on brokered deposits as a consistent source of funds. The Company had no brokered deposits as of December 31, 2019 and 2018.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio and stock issued by the FHLB. The FHLB determines limitations on the amounts of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. At December 31, 2019 and 2018, the Company had no FHLB advances outstanding and had sufficient collateral to borrow an additional $275.2 million and $268.9 million, respectively. In addition, the Company had lines of credit with its correspondent banks to purchase overnight federal funds totaling $30 million at December 31, 2019 and 2018, respectively. No advances were made on these lines of credit as of December 31, 2019 and 2018.

The Company’s liquidity depends primarily on dividends paid to it as the sole shareholder of the Bank. The Bank’s ability to pay dividends to the Company may depend on whether the Bank will be in a position to pay dividends based on regulatory requirements and the performance of the Bank.

Maintenance of adequate liquidity requires that sufficient resources be available at all time to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, loans and securities available for sale. Our liquid assets at December 31, 2019 and 2018 totaled approximately $227.6 million and $238.5 million, respectively. Our liquidity level measured as the percentage of liquid assets to total assets was 19.8% and 21.8% at December 31, 2019, and 2018, respectively.

Capital Resources and Capital Adequacy Requirements

In the past two years, our primary source of capital has been internally generated operating income through retained earnings. At December 31, 2019, total shareholders’ equity increased to $112.6 million, representing an increase of $13.5 million from December 31, 2018. The increase was due to net income of $12.5 million recorded to retained earnings, and other comprehensive income of $2.8 million, net of income taxes, due to the positive effect that declining treasury yields had on the unrealized market value adjustment of our available for sale investment portfolio during 2019. Also, retained earnings was reduced by the common stock dividend payments totaling $2.2 million during 2019. As of December 31, 2019, we had no material commitments for capital expenditures.

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

As of December 31, 2019, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action. The following table presents the regulatory minimums for well-capitalized institutions, compared to the Bank’s capital ratios as of the dates specified:

	Regulatory Minimum (1)	December 31, 2019	December 31, 2018
Total capital to risk-weighted assets	10.5%	12.3%	11.7%
Tier I capital to risk-weighted assets	8.5%	11.3%	10.7%
Common equity tier 1 risk-weighted assets	7.0%	11.3%	10.7%
Tier I capital to average assets	4.0%	9.5%	8.7%

(1)     The “Regulatory Minimum” thresholds in the table above are reflected on a fully phased-in basis, which occurred in January 2019.

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

The principal objective of interest rate risk management (often referred to as "asset/liability management") is to manage the financial components of the Company in a manner that should optimize the risk/reward equation for earnings and capital in relation to changing interest rates. The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent, and that the goal is to identify and manage the risks. Management uses two methodologies to manage interest rate risk: (i) a standard GAP analysis; and (ii) an interest rate shock simulation model.

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

Presented below, as of December 31, 2019, is an analysis of the Company's interest rate risk as measured by changes in net interest income, for instantaneous and sustained parallel shifts of applicable interest rates, over one and two-year projection periods:

(in thousands)
	Interest Rate Shock Scenario
1 Year Projection	Down 200	Down 100	Base	Up 100	Up 200	Up 300	Up 400
Interest Income	$36,828,393	$40,291,005	$44,173,241	$48,142,338	$52,093,593	$56,055,584	$60,040,277
Interest Expense	402,809	402,809	1,257,203	3,696,716	6,160,811	8,624,905	11,088,999
Net Interest Income	$36,425,584	$39,888,196	$42,916,038	$44,445,622	$45,932,782	$47,430,679	$48,951,278
% Change	-15.12%	-7.06%		3.56%	7.03%	10.52%	14.06%

2 Year Projection	Down 200	Down 100	Base	Up 100	Up 200	Up 300	Up 400
Interest Income	$70,601,155	$80,532,150	$90,872,751	$101,319,513	$111,689,027	$122,119,807	$132,650,741
Interest Expense	742,002	740,276	2,537,263	7,725,839	12,965,866	18,205,891	23,445,916
Net Interest Income	$69,859,153	$79,791,874	$88,335,488	$93,593,674	$98,723,161	$103,913,916	$109,204,825
% Change	-20.92%	-9.67%		5.95%	11.76%	17.64%	23.63%

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the 1934 Act as of December 31, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Management's Annual Report on Internal Control over Financial Reporting

Our Management’s report on Internal Control over Financial Reporting is set forth in Item 8 and is incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the section entitled “Corporate Governance and Board Matters,” and “Information About Directors and Executive Officers” in our Proxy Statement to be filed prior to the 2020 Annual Meeting of Shareholders.

The Company and the Company have adopted a Code of Ethics that applies to all staff including the Chief Executive Officer, and the Chief Financial Officer. A copy of the Code of Ethics will be provided to any person, without charge, upon written request to Corporate Secretary, Oak Valley Bancorp, 125 North Third Avenue, Oakdale, CA 95361.

Delinquent Section 16(a) Reports

Section 16(a) of the 1934 Act requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that for the 2019 fiscal year the officers and directors of the Company complied with all applicable filing requirements, except for the late filings for the directors in the table below:

Name	Form	Transaction Type	Transaction Date	# of Shares
Tom Haidlen	4	Purchase	8/10/2018	102
Tom Haidlen	4	Purchase	2/8/2019	119
Tom Haidlen	4	Purchase	8/9/2019	115
Allison Lafferty	4	Purchase	5/3/2018	366
Daniel Leonard	4	Purchase	8/8/2019	377

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Section entitled “Executive Compensation Discussion and Analysis” in our Proxy Statement to be filed prior to the 2020 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2019 with respect to shares of our common stock that are subject to outstanding options issued under the 2008 Equity Plan, and the number of shares that are authorized to be issued under the Company’s 2018 Equity Plan. Shares subject to restricted stock awards are not included in the table below.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders	0	$0	573,655
Equity Compensation Plans Not Approved by Shareholders	0	0	0
Total	0	$0	573,655

Certain information required by this Item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed prior to the 2020 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the section entitled “Certain Relationship and Related Transactions” in our Proxy Statement to be filed prior to the 2020 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement to be filed prior to the 2020 Annual Meeting of Shareholders.

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

(a)(3) Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation of Oak Valley Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10 filed on July 31, 2008).

3.2	First Amendment to Articles of Incorporation of Oak Valley Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10 filed on July 31, 2008).

3.3	Bylaws of Oak Valley Bancorp, Inc. (incorporated by reference to Exhibit 3.3 to the Form 10 filed on July 31, 2008).

3.4	First Amended and Restated Bylaws of Oak Valley Bancorp, Inc. (incorporated by reference to Exhibit 3.5 to the Form 8-A filed on January 14, 2009).

3.5	Certificate of Amendment of Bylaws dated effective as of August 11, 2011 (incorporated by reference to Exhibit 3.5 to the Form 10-Q filed on November 14, 2011).

3.6	Amendment of Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on July 22, 2013).

4.1	Description of Securities of the Registrant.

10.1	Oak Valley Community Bank 1998 Restated Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Form 10 filed on July 31, 2008).

10.2	Oak Valley Community Bank Form of Director Retirement Agreement (incorporated by reference to Exhibit 10.2 to the Form 10 filed on July 31, 2008).

10.3

The First Amendment to the Oak Valley Community Bank Amended and Restated Salary Continuation Agreement with Christopher M. Courtney, dated July 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 9, 2017). †

10.4	The 2016 Salary Continuation Agreement with Christopher M. Courtney, dated July 1, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 9, 2017).†

10.5

The First Amendment to the Oak Valley Community Bank Amended and Restated Salary Continuation Agreement with Richard A. McCarty, dated July 1, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on June 9, 2017).†

10.6	The 2016 Salary Continuation Agreement with Richard A. McCarty, dated July 1, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on June 9, 2017).†

10.7

The First Amendment to the Oak Valley Community Bank Amended and Restated Salary Continuation Agreement with Michael J. Rodrigues, dated July 1, 2016 (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on June 9, 2017). †

10.8	The 2016 Salary Continuation Agreement with Michael J. Rodrigues, dated July 1, 2016 (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on June 9, 2017).†

10.9	The 2016 Salary Continuation Agreement with Jeffrey Gall, dated July 1, 2016 (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed on June 9, 2017).†

10.10	Executive Employment Agreement between Richard A. McCarty and Oak Valley Bancorp dated March 20, 2018 (incorporated by reference to Exhibit 10.9 to the Form 10-Q filed on May 10, 2018).†

10.11	Oak Valley Bancorp 2018 Equity Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders filed as of May 7, 2018). †

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Form 10-K filed on March 31, 2009).

21	Subsidiaries of the Issuer (incorporated by reference to Exhibit 21 to the Form 10 filed on July 31, 2008).

23.1	Consent of Independent Registered Accounting Firm.

24	Power of Attorney (included on the signature page of this report).

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Calculation Linkbase Document

*      Furnished, not filed.

†     Indicates management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “1934 Act”) the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Oakdale, California on March 13, 2020.

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

Signature	Title	Date

/s/ DONALD L. BARTON	Director	March 13, 2020
Donald Barton

/s/ CHRISTOPHER M. COURTNEY	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2020
Christopher M. Courtney

/s/ JEFFREY A. GALL	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 13, 2020
Jeffrey A. Gall

/s/ JAMES L. GILBERT	Director	March 13, 2020
James L. Gilbert

/s/ THOMAS A. HAIDLEN	Director	March 13, 2020
Thomas A. Haidlen

/s/ H. RANDOLPH HOLDER	Director	March 13, 2020
H. Randolph Holder

/s/ MICHAEL Q. JONES	Director	March 13, 2020
Michael Q. Jones

/s/ DANIEL J. LEONARD	Director	March 13, 2020
Daniel J. Leonard

/s/ RONALD C. MARTIN	Director	March 13, 2020
Ronald C. Martin

/s/ JANET S. PELTON	Director	March 13, 2020
Janet S. Pelton

/s/ DANNY L. TITUS	Director	March 13, 2020
Danny L. Titus

/s/ TERRANCE P. WITHROW	Director	March 13, 2020
Terrance P. Withrow

/s/ ALLISON C. LAFFERTY	Director	March 13, 2020
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

Our management has evaluated our internal control over financial reporting as of December 31, 2019 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO 2013) of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The Company's independent registered public accounting firm has audited the Company's consolidated financial statements that are included in this annual report and the effectiveness of our internal control over financial reporting as of December 31, 2019 and issued their Report of Independent Registered Public Accounting Firm, appearing on the following page of this report. The audit report expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2019.

/s/ CHRISTOPHER M. COURTNEY	/s/ JEFFREY A. GALL
Christopher M. Courtney, President and Chief Executive Officer	Jeffrey A. Gall, Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oak Valley Bancorp and its subsidiary (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 13[MS1] , 2020, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company's auditor since 2018.

San Francisco, CA

March 13, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Oak Valley Bancorp

Opinion on the Internal Control Over Financial Reporting

We have audited Oak Valley Bancorp's (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of the Company and our report dated March 13[MS1] , 2020, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying “Management’s Assessment of Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ RSM US LLP

San Francisco, CA

March 13, 2020

OAK VALLEY BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	December 31,	December 31,
	2019	2018
ASSETS
Cash and due from banks	$133,809	$116,425
Federal funds sold	13,785	9,720
Cash and cash equivalents	147,594	126,145

Securities - available for sale	190,088	206,712
Securities - equity investments	3,297	3,106
Loans, net of allowance for loan loss of $9,146 and $8,685 at December 31, 2019 and 2018, respectively	741,047	702,220
Cash surrender value of life insurance	24,631	19,028
Bank premises and equipment, net	15,229	14,937
Goodwill and other intangible assets, net	3,837	3,942
Interest receivable and other assets	22,062	18,797

	$1,147,785	$1,094,887

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$1,019,929	$986,495
Interest payable and other liabilities	15,286	9,354
Total liabilities	1,035,215	995,849

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,210,147 and 8,194,805 shares issued and outstanding at December 31, 2019 and 2018, respectively	25,435	25,429
Additional paid-in capital	3,777	3,358
Retained earnings	80,961	70,686
Accumulated other comprehensive income (loss), net of tax	2,397	(435)
Total shareholders’ equity	112,570	99,038

	$1,147,785	$1,094,887

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)	YEAR ENDED DECEMBER 31,
	2019	2018
INTEREST INCOME
Interest and fees on loans	$34,813	$31,700
Interest on securities	5,872	5,637
Interest on federal funds sold	242	191
Interest on deposits with banks	1,675	2,646
Total interest income	42,602	40,174

INTEREST EXPENSE
Deposits	1,568	1,606
Total interest expense	1,568	1,606

Net interest income	41,034	38,568
Provision for loan losses	545	555

Net interest income after provision for loan losses	40,489	38,013

NON-INTEREST INCOME
Service charges on deposits	1,619	1,549
Debit card transaction fee income	1,297	1,185
Earnings on cash surrender value of life insurance	602	511
Mortgage commissions	88	110
Gains on sales and calls of securities	138	81
Gain on sale of other real estate owned	0	193
Other	1,303	1,083
Total non-interest income	5,047	4,712

NON-INTEREST EXPENSE
Salaries and employee benefits	17,400	16,287
Occupancy expenses	3,493	3,631
Data processing fees	1,907	1,707
Regulatory assessments (FDIC & DBO)	270	440
Other operating expenses	5,777	5,313
Total non-interest expense	28,847	27,378

Net income before provision for income taxes	16,689	15,347

Total provision for income taxes	4,200	3,810
Net Income	$12,489	$11,537

Net income per share	$1.54	$1.43

Net income per diluted share	$1.54	$1.42

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEAR ENDED DECEMBER 31,
(dollars in thousands)	2019	2018

Net income	$12,489	$11,537
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains (losses) arising during the period	4,160	(2,173)
Less: reclassification for net gains included in net income	(138)	(81)
Other comprehensive income (loss), before tax	4,022	(2,254)
Tax (expense) benefit related to items of other comprehensive income	(1,190)	667
Total other comprehensive income (loss)	2,832	(1,587)
Comprehensive income	$15,321	$9,950

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	YEAR ENDED DECEMBER 31, 2018 AND 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2018	8,098,605	$24,773	$3,576	$61,429	$989	$90,767
Stock options exercised	1,500	7				7
Restricted stock issued	96,650					0
Restricted stock forfeited	(1,950)					0
Cash dividends declared $0.26 per share of common stock				(2,117)		(2,117)
Stock based compensation			431			431
Additonal paid-in capital reclassification		649	(649)			0
Other comprehensive loss					(1,587)	(1,587)
Reclassification from adoption of ASU 2016-01				(163)	163	0
Net income				11,537		11,537
Balances, December 31, 2018	8,194,805	$25,429	$3,358	$70,686	$(435)	$99,038

Stock options exercised	1,000	6				6
Restricted stock issued	26,095					0
Restricted stock forfeited	(4,500)					0
Restricted stock surrendered for tax withholding	(7,253)		(130)			(130)
Cash dividends declared $0.27 per share of common stock				(2,214)		(2,214)
Stock based compensation			549			549
Other comprehensive income					2,832	2,832
Net income				12,489		12,489
Balances, December 31, 2019	8,210,147	$25,435	$3,777	$80,961	$2,397	$112,570

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
(dollars in thousands)	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,489	$11,537
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	545	555
Decrease in deferred fees/costs, net	(205)	(393)
Depreciation	1,091	1,187
Amortization of investment securities, net	899	1,121
Stock based compensation	549	431
Gain on sale of premises and equipment	0	(2)
Gain on sale of OREO property	0	(193)
Gain on sales and calls of available for sale securities	(138)	(81)
Earnings on cash surrender value of life insurance	(602)	(511)
Increase in deferred tax asset	(228)	(828)
Increase in interest payable and other liabilities	6,527	558
Decrease (increase) in interest receivable	298	(584)
(Increase) decrease in other assets	(4,016)	1,643
Net cash from operating activities	17,209	14,440

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(26,181)	(51,700)
Purchases of equity securities	(90)	(85)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	45,965	21,033
Investment in LIHTC	(595)	(1,407)
Net increase in loans	(39,168)	(49,393)
Purchase of FHLB Stock	(404)	(222)
Purchase of BOLI policies	(5,000)	0
Proceeds from sale of OREO	0	447
Proceeds from sales of premises and equipment	0	2
Purchases of premises and equipment	(1,383)	(1,646)
Net cash used in investing activities	(26,856)	(82,971)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(2,214)	(2,117)
Net increase in demand deposits and savings accounts	36,819	54,828
Net decrease in time deposits	(3,385)	(7,215)
Proceeds from exercise of stock options	6	7
Tax withholding payments on vested restricted shares surrendered	(130)	0
Net cash from financing activities	31,096	45,503

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,449	(23,028)

CASH AND CASH EQUIVALENTS, beginning of period	126,145	149,173

CASH AND CASH EQUIVALENTS, end of period	$147,594	$126,145

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,558	$1,611
Income taxes	$3,870	$4,145

NON-CASH INVESTING ACTIVITIES:
Change in unrealized gain (loss) on securities	$4,021	$(2,254)
Change in contributions payable to LIHTC limited partner investment	$0	$3,593
Lease right-of-use assets	$4,312	$0

NON-CASH FINANCING ACTIVITIES:
Present value of lease obligations	$4,698	$0

See accompanying notes

OAK VALLEY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company is authorized to issue 50,000,000 shares of common stock, without par value, of which 8,210,147 are issued and outstanding at December 31, 2019 and 10,000,000 shares of preferred stock, without par value, of which no shares are issued and outstanding.

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

Subsequent events — The Company has evaluated events and transactions subsequent to December 31, 2019 through the date of the filing for potential recognition or disclosure.

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

The Company adopted ASU No. 2016-02, Leases (Topic 842) on the effective date of January 1, 2019. All of the Company’s leases were determined to be operating leases. The Company determined the operating lease liability as of January 1, 2019, by calculating the present value of remaining base rent cash payments on each of its leases, excluding any renewal options regardless of the likelihood that the option would be exercised. The resulting operating lease liability recorded as of January 1, 2019 was $5,246,000, which is included in interest payable and other liabilities in the condensed consolidated balance sheet. The ROU asset was then determined by adjusting the operating lease liability by deferred rent and unamortized tenant improvement allowance. The ROU asset recorded on January 1, 2019 was $4,817,000, which is included in interest receivable and other assets on the condensed consolidated balance sheet.

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

The Company files income tax returns in the U.S. federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal tax examinations by tax authorities for years before 2016 or to state/local income tax examinations by tax authorities for years before 2015.

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

Advertising costs — The Company expenses marketing costs as they are incurred. Advertising expense was $304,000 and $237,000 for the years ended December 31, 2019 and 2018, respectively.

Comprehensive income — Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items previously recorded directly to shareholders’ equity, such as unrealized gains and losses on securities available for sale. Comprehensive income is presented in the statements of comprehensive income and as a component of shareholders’ equity. For the years ended December 31, 2019 and 2018, $97,000 and $57,000 net of tax, respectively, was reclassified from comprehensive income into net income related to gains on called and sold available for sale securities.

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

Stock based compensation — The Company recognizes in the consolidated statements of income the grant-date fair value of restricted stock, stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The Company uses the straight-line recognition of expenses for awards with graded vesting. The fair value of each restricted stock grant is based on the closing market price of the Company’s stock on the date of grant. The Company issued restricted stock grants totaling 26,095 and 96,650 shares in 2019 and 2018, respectively.

The fair value of each option grant is estimated as of the grant date using a binomial option-pricing model for all grants. Expected volatility is based on the historical volatility of the price of the Company’s stock. The Company uses historical data to estimate option exercise and stock option forfeiture rates within the valuation model. The expected term of options granted for the binomial model is derived from applying a historical suboptimal exercise factor to the contractual term of the grant. For binomial pricing, the risk-free rate for periods is equal to the U.S. Treasury yield at the time of grant and commensurate with the contractual term of the grant. There were no stock options granted in 2019 or 2018.

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of December 31, 2019 and 2018. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

The core deposit intangible represents the estimated future benefits of acquired deposits and is booked separately from the related deposits. The value of the core deposit intangible asset was determined using a discounted cash flow approach to arrive at the cost differential between the core deposits (non-maturity deposits such as transaction, savings and money market accounts) and alternative funding sources. The core deposit intangible is amortized on an accelerated basis over an estimated ten-year life, and it is evaluated periodically for impairment. No impairment loss was recognized as of December 31, 2019. At December 31, 2019, the core deposit intangibles future estimated amortization expense is as follows:

(in thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Core deposit intangible amortization	$96	$93	$89	$86	$82	$78	$524

The Company applies a qualitative analysis of conditions in order to determine if it is more likely than not that the carrying value is impaired. In the event that the qualitative analysis suggests that the carrying value of goodwill may be impaired, the Company, with the assistance of an independent third party valuation firm, uses several quantitative valuation methodologies in evaluating goodwill for impairment including a discounted cash flow approach that includes assumptions made concerning the future earnings potential of the organization, and a market-based approach that looks at values for organizations of comparable size, structure and business model. The current year's review of qualitative factors did not indicate that impairment has occurred, as such no quantitative analysis was performed at December 31, 2019.

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

Topic 606 was adopted by the Company on January 1, 2018 and did not have a material impact on the Company’s consolidated financial statements. No additional disaggregated revenue disclosures are necessary because interest income sources are scoped out and there are no additional significant non-interest income sources to break out on the consolidated statements of income.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities, including leases classified as operating leases under previous GAAP, on the balance sheet and requiring additional disclosures of key information about leasing arrangements. ASU 2016-02 is effective for annual periods, including interim periods within those annual periods beginning after December 15, 2018 and was adopted under the current period adjustment method, which allows for prior period accumulated amounts to be recorded as of the effective date. The Company adopted this ASU effective January 1, 2019 and determined that the gross-up of its balance sheet from recording a right-of-use (“ROU”) asset and a lease liability for each lease as a result of adopting this ASU, did not have a material impact on the Company’s Consolidated financial statements. See Note 13 for further discussion of the Company’s leases and the impact of this ASU.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). This update changes the methodology used by financial institutions under current U.S. GAAP to recognize credit losses in the financial statements.  Currently, U.S. GAAP requires the use of the incurred loss model, whereby financial institutions recognize in current period earnings, incurred credit losses and those inherent in the financial statements, as of the date of the balance sheet.    This guidance results in a new model for estimating the allowance for loan and lease losses, commonly referred to as the Current Expected Credit Loss (“CECL”) model.  Under the CECL model, financial institutions are required to estimate future credit losses and recognize those losses in current period earnings.  The amendments within the update are effective for fiscal years and all interim periods beginning after December 15, 2019, with early adoption permitted.  In October 2019, FASB approved an amendment that will delay the adoption of this ASU for three years for certain entities including the Company since we are classified as a Small Reporting Company. Accordingly, this ASU will become effective for the Company on January 1, 2023. Upon adoption of the amendments within this update, the Company will be required to make a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. The Company is currently in the process of evaluating the impact the adoption of this update will have on its financial statements. While the Company has not quantified the impact of this ASU, it does expect changing from the current incurred loss model to an expected loss model will result in an earlier recognition of losses.

In January 2017, the FASB issued ASU 2017-04, Intangibles Goodwill and Other (Subtopic 350): Simplifying the Test for Goodwill Impairment. The provisions of the update eliminate the existing second step of the goodwill impairment test which provides for the allocation of reporting unit fair value among existing assets and liabilities, with the net leftover amount representing the implied fair value of goodwill. In replacement of the existing goodwill impairment rule, the update will provide that impairment should be recognized as the excess of any of the reporting unit’s goodwill over the fair value of the reporting unit. Under the provisions of this update, the amount of the impairment is limited to the carrying value of the reporting unit’s goodwill. For public business entities that are SEC filers, the amendments of the update will become effective in fiscal years beginning after December 15, 2019. We do not expect that the ASU will have a material impact on our financial condition or results of operations.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Subtopic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. The guidance is not expected to have a significant impact on the Company's consolidated financial statements.

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842): Codification Improvements. This ASU addresses two lessor implementation issues and clarifies that lessees and lessors are exempt from certain interim disclosure requirements associated with adopting ASU 2016-02. The amendments related to the lessor implementation issues are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early application is permitted. As the ASU's amendments applicable to us only relate to disclosures, the adoption of ASU 2019-01 will not impact our financial condition or results of operations.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments that clarifies and improves areas of guidance related to recently issued standards on credit losses, hedging and recognition and measurement. The provisions of this ASU are effective January 1, 2020 and contain various methods of adoption. We do not expect that the ASU will have a material impact on our financial condition or results of operations.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief. This ASU allows an option for entities to irrevocably elect the fair value option on an instrument-by-instrument basis for eligible financial assets measured at amortized cost basis upon adoption of the credit loss standards. This amendment provides relief for those entities electing the fair value option on newly originated or purchased financial assets, while maintaining existing similar financial assets at amortized cost, avoiding the requirement to maintain dual measurement methods for similar assets. The fair value option does not apply to held-to-maturity debt securities. The effective date for this ASU is the same as for ASU 2016-13, as discussed above. We will evaluate this ASU in conjunction with ASU 2016-13 to determine its impact on our financial condition and results of operations.

NOTE 2 — CASH AND DUE FROM BANKS

Cash and due from banks includes balances with the Federal Reserve Bank and other correspondent banks. The Company is required to maintain specified reserves by the Federal Reserve Bank. The average reserve requirements are based on a percentage of the Company’s deposit liabilities. In addition, the Federal Reserve Bank requires the Company to maintain a certain minimum balance at all times. As of December 31, 2019 and 2018, the Company had a balance of $82,296,000 and $64,076,000, respectively, which exceeds the reserve requirement.

NOTE 3 — SECURITIES

Equity Securities

The Company held equity securities with fair values of $3,297,000 and $3,106,000 at December 31, 2019 and December 31, 2018, respectively. There were no sales of equity securities during the year ended December 31, 2019 or 2018. Consistent with ASU 2016-01, these securities are carried at fair value with the changes in fair value recognized in the consolidated statements of income. Accordingly, the Company recognized an unrealized gain of $101,000 and an unrealized loss of $90,000 during the years ended December 31, 2019 and 2018, respectively.

Debt Securities

Debt securities have been classified in the financial statements as available for sale. The amortized cost and estimated fair values of debt securities as of December 31, 2019 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$31,180	$566	$(17)	$31,729
Collateralized mortgage obligations	1,618	5	(9)	1,614
Municipalities	86,826	3,746	(1)	90,571
SBA pools	6,419	9	(33)	6,395
Corporate debt	19,253	173	(458)	18,968
Asset backed securities	41,389	76	(654)	40,811
	$186,685	$4,575	$(1,172)	$190,088

The following tables detail the gross unrealized losses and fair values aggregated of debt securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2019.

(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$3,934	(11)	$1,535	$(6)	$5,469	$(17)
Collateralized mortgage obligations	0	0	650	(9)	650	(9)
Municipalities	0	0	411	(1)	411	(1)
SBA pools	1,423	(7)	3,545	(26)	4,968	(33)
Corporate debt	2,994	(6)	8,859	(452)	11,853	(458)
Asset backed securities	12,891	(233)	21,313	(421)	34,204	(654)
Total temporarily impaired securities	$21,242	$(257)	$36,313	$(915)	$57,555	$(1,172)

At December 31, 2019, one municipality, three U.S. agencies, six corporate debts, five Small Business Administration pools, one collateralized mortgage obligations and eleven asset backed securities make up the total debt securities in an unrealized loss position for greater than 12 months. At December 31, 2019, three U.S. agencies, eight asset backed securities, two SBA pools and two corporate debts make up the total debt securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and the volatility of the security’s fair value. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes and the Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities at December 31, 2019, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$32,879	$33,102
Due after one year through five years	46,349	47,974
Due after five years through ten years	44,643	45,595
Due after ten years	62,814	63,417
	$186,685	$190,088

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

The Company recognized gross realized gains of $138,000 and $11,000 during 2019 and 2018, respectively, on certain available-for-sale securities that were called. During 2018, there was one sale of a municipality security resulting in a gross gain of $70,000 and there were no sales of securities during 2019.

Securities carried at $123,381,000 and $118,771,000 at December 31, 2019 and 2018, respectively, were pledged to secure deposits of public funds.

NOTE 4 — LOANS

The Company’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of December 31, 2019, approximately 81% of the Company’s loans are commercial real estate loans which includes construction loans. Approximately 10% of the Company’s loans are for general commercial uses including professional, retail, and small business. Additionally, 5% of the Company’s loans are for residential real estate and other consumer loans. The remaining 4% are agriculture loans.

Loan totals were as follows:

(in thousands)	December 31, 2019	December 31, 2018
Commercial real estate:
Commercial real estate- construction	$53,169	$20,263
Commercial real estate- mortgages	475,146	460,701
Land	8,367	10,951
Farmland	70,320	62,604
Commercial and industrial	77,704	82,252
Consumer	1,274	1,314
Consumer residential	36,647	35,741
Agriculture	28,358	38,076
Total loans	750,985	711,902

Less:
Deferred loan fees and costs, net	(792)	(997)
Allowance for loan losses	(9,146)	(8,685)
Net loans	$741,047	$702,220

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2019, approximately 39% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

Year-end non-accrual loans, segregated by class of loans, were as follows:

(in thousands)	December 31, 2019	December 31, 2018
Commercial real estate:
Land	$855	$906
Commercial and industrial	0	0
Consumer residential	248	14
Total non-accrual loans	$1,103	$920

Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income of approximately $62,000 in 2019 and $68,000 in 2018.

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of December 31, 2019 (in thousands):

December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$53,169	$53,169	$0
Commercial R.E. - mortgages	0	0	0	0	475,146	475,146	0
Land	0	0	0	0	8,367	8,367	0
Farmland	0	0	111	111	70,209	70,320	0
Commercial and industrial	0	0	0	0	77,704	77,704	0
Consumer	2	0	0	2	1,272	1,274	0
Consumer residential	0	0	137	137	36,510	36,647	0
Agriculture	0	0	0	0	28,358	28,358	0
Total	$2	$0	$248	$250	$750,735	$750,985	$0

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

Impaired loans by class as of December 31, 2019 and 2018 are set forth in the following tables. No interest income was recognized on impaired loans subsequent to their classification as impaired during 2019 and 2018.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
December 31, 2019
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	873	0	855	855	680	892
Farmland	0	0	0	0	0	0
Commercial and Industrial	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Consumer residential	312	248	0	248	0	113
Agriculture	0	0	0	0	0	0
Total	$1,185	$248	$855	$1,103	$680	$1,005

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
December 31, 2018
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	1,222	0	906	906	680	958
Farmland	0	0	0	0	0	0
Commercial and Industrial	32	0	0	0	0	176
Consumer	0	0	0	0	0	0
Consumer residential	15	14	0	14	0	14
Agriculture	0	0	0	0	0	0
Total	$1,269	$14	$906	$920	$680	$1,148

Troubled Debt Restructurings – In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

At December 31, 2019, there was one loan that was considered to be a troubled debt restructuring, which was on non-accrual status and totaled $855,000. At December 31, 2018, there were 4 loans that were considered to be troubled debt restructurings, all of which are considered non-accrual totaling $920,000. There were no unfunded commitments on TDR loans at December 31, 2019 and 2018. We have allocated $680,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of December 31, 2019 and 2018.

During the year ended December 31, 2019, the same loan described above was modified as a troubled debt restructuring totaling $906,000 at the time it was modified, as compared to no troubled debt restructurings during the same period of 2018. The modification of the terms of such loans typically includes one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date; or a temporary payment modification in which the payment amount allocated towards principal was reduced. In some cases, a permanent reduction of the accrued interest on the loan is conceded. The troubled debt restructuring during 2019 did not modify the principal balance, did not increase the allowance for loan losses and there were no charge offs as a result of the loan modification.

There were no loans modified as troubled debt restructurings within the previous twelve months and for which there was a payment default during the twelve months ended December 31, 2019 and 2018. A loan is considered to be in payment default once it is ninety days contractually past due under the modified terms.

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

4(W). Watch Acceptable Loan - Watch grade will be assigned to any credit that is adequately secured and performing but monitored for a number of indicators. These characteristics may include:

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

As of December 31, 2019 and 2018, there are no loans that are classified with a risk grade of 7-Doubtful Loan or 8- Loss.

The following table presents weighted average risk grades of our loan portfolio.

	December 31, 2019	December 31, 2018
	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.00	3.00
Commercial real estate - mortgages	3.02	3.02
Land	3.72	3.58
Farmland	3.04	3.00
Commercial and industrial	3.05	3.08
Consumer	2.29	2.31
Consumer residential	3.02	3.01
Agriculture	3.17	3.12
Total gross loans	3.03	3.04

The following table presents risk grade totals by class of loans as of December 31, 2019 and 2018. Risk grades 1 through 4(W) have been aggregated in the “Pass” line.

(in thousands)	Commercial R.E. Construction	Commercial R.E. Mortgages	Land	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

December 31, 2019
Pass	$53,169	$471,594	$7,512	$69,002	$74,960	$1,249	$36,470	$26,512	$740,468
Special mention	-	3,552	-	1,207	550	-	-	1,846	7,155
Substandard	-	-	855	111	2,194	25	177	-	3,362
Total loans	$53,169	$475,146	$8,367	$70,320	$77,704	$1,274	$36,647	$28,358	$750,985

December 31, 2018
Pass	$20,263	$457,150	$10,045	$62,604	$77,254	$1,273	$35,698	$35,813	$700,100
Special mention	-	2,868	-	-	2,898	-	-	2,263	8,029
Substandard	-	683	906	-	2,100	41	43	-	3,773
Total loans	$20,263	$460,701	$10,951	$62,604	$82,252	$1,314	$35,741	$38,076	$711,902

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

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2019 and 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses
For the Years Ended December 31, 2019 and 2018

(in thousands)	Commercial	Commercial		Consumer
Year Ended December 31, 2019	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$6,580	$1,065	$39	$304	$693	$4	$8,685
Charge-offs	0	0	(28)	(64)	0	0	(92)
Recoveries	0	0	6	2	0	0	8
Provision for (reversal of) loan losses	590	(65)	21	64	(168)	103	545
Ending balance	$7,170	$1,000	$38	$306	$525	$107	$9,146

	Commercial	Commercial		Consumer
Year Ended December 31, 2018	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$6,331	$813	$27	$300	$693	$2	$8,166
Charge-offs	0	0	(29)	(17)	0	0	(46)
Recoveries	0	0	8	2	0	0	10
Provision for (reversal of) loan losses	249	252	33	19	0	2	555
Ending balance	$6,580	$1,065	$39	$304	$693	$4	$8,685

The following table details the allowance for loan losses and ending gross loan balances as of December 31, 2019 and 2018, summarized by collective and individual evaluation methods of impairment.

(in thousands)	Commercial	Commercial		Consumer
December 31, 2019	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Allowance for loan losses for loans:
Individually evaluated for impairment	$680	$0	$0	$0	$0	$0	$680
Collectively evaluated for impairment	6,490	1,000	38	306	525	107	8,466
	$7,170	$1,000	$38	$306	$525	$107	$9,146

Ending gross loan balances:
Individually evaluated for impairment	$855	$0	$0	$248	$0	$0	$1,103
Collectively evaluated for impairment	606,147	77,704	1,274	36,399	28,358	0	749,882
	$607,002	$77,704	$1,274	$36,647	$28,358	$0	$750,985

December 31, 2018
Allowance for loan losses for loans:
Individually evaluated for impairment	$680	$0	$0	$0	$0	$0	$680
Collectively evaluated for impairment	5,900	1,065	39	304	693	4	8,005
	$6,580	$1,065	$39	$304	$693	$4	$8,685

Ending gross loan balances:
Individually evaluated for impairment	$906	$0	$0	$14	$0	$0	$920
Collectively evaluated for impairment	553,613	82,252	1,314	35,727	38,076	0	710,982
	$554,519	$82,252	$1,314	$35,741	$38,076	$0	$711,902

Changes in the allowance off-balance-sheet commitments were as follows:

(in thousands)	YEARS ENDED DECEMBER 31,
	2019	2018
Balance, beginning of year	$396	$305
Provision charged to operations for off balance sheet	31	91
Balance, end of year	$427	$396

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

At December 31, 2019 and 2018, loans carried at $750,985,000 and $711,902,000, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 5 — PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows:

(in thousands)	DECEMBER 31,
	2019	2018
Land	$5,195	$5,195
Building	10,013	9,962
Leasehold improvements	5,064	5,039
Furniture, fixtures, and equipment	8,707	8,279
Branch construction work-in-process	928	47
	29,907	28,522

Less accumulated depreciation	(14,678)	(13,585)
	$15,229	$14,937

Depreciation expense was $1,091,000 and $1,187,000 for the years ended December 31, 2019 and 2018, respectively.

NOTE 6 — INTEREST RECEIVABLE AND OTHER ASSETS

Interest receivable and other assets are summarized as follows:

(in thousands)	DECEMBER 31,
	2019	2018
Net deferred tax asset	$3,107	$4,067
Federal Home Loan Bank stock	4,003	3,599
Interest income receivable on loans	2,089	2,054
Interest income receivable on investments	1,368	1,701
Federal Reserve Bank stock	758	758
Investments in limited partnerships	5,120	5,476
Lease right of use asset	4,312	0
Prepaid expenses and other	1,305	1,142
	$22,062	$18,797

NOTE 7 — DEPOSITS

Deposit totals were as follows:

	DECEMBER 31,
(in thousands)	2019	2018

Demand	$664,687	$594,502
Money market	233,526	272,766
Savings	82,789	76,915
Time deposits $250,000 and under	20,785	23,816
Time deposits over $250,000	18,142	18,496
Total deposits	$1,019,929	$986,495

Certificates of deposit issued and their remaining maturities at December 31, 2019, are as follows (in thousands):

Year ending December 31,
2020	$29,267
2021	7,039
2022	2,546
2023	47
2024	28
$38,927

NOTE 8 — FHLB ADVANCES

At December 31, 2019, the Company had no outstanding advances from the Federal Home Loan Bank (“FHLB”). Unused and available advances totaled $275,191,000 at December 31, 2019.  Loans carried at $750,985,000 as of December 31, 2019, were pledged as collateral on advances from the Federal Home Loan Bank.

At December 31, 2018, the Company had no outstanding advances from the Federal Home Loan Bank (“FHLB”). Unused and available advances totaled $268,936,000 at December 31, 2018.  Loans carried at $711,902,000 as of December 31, 2018, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 9 — INTEREST ON DEPOSITS

Interest on deposits was comprised of the following:

	YEARS ENDED DECEMBER 31,
(in thousands)	2019	2018

Savings and other deposits	$1,427	$1,465
Time deposits over $250,000	81	68
Other time deposits	60	73
	$1,568	$1,606

NOTE 10 — INCOME TAXES

The provision for income taxes consists of the following:

(in thousands)	2019	2018
Current
Federal	$2,675	$2,711
State	1,754	1,927
	4,429	4,638
Deferred
Federal	(109)	(494)
State	(120)	(334)
	(229)	(828)

	$4,200	$3,810

The components of the Company’s deferred tax assets and liabilities (included in accrued interest and other assets on the consolidated balance sheets, is shown below:

(in thousands)	DECEMBER 31,
	2019	2018
Deferred tax assets:
Allowance for loan losses	$2,705	$2,568
Restricted stock expense	105	95
Accrued vacation	100	80
Accrued salary continuation liability	1,176	1,035
Deferred compensation	75	76
Core deposit intangible	69	58
Merger Costs	87	95
Reserve for undisbursed commitments	149	117
OREO expenses	173	173
State income tax	386	405
Holding company organization fees	10	12
Unrealized loss on securities available for sale	0	183
	5,035	4,897
Deferred tax liabilities:
Prepaid expenses	(87)	(117)
FHLB dividends	(144)	(144)
Accumulated depreciation	(12)	(9)
Accrued bonus	(2)	(2)
Deferred loan costs	(378)	(353)
Goodwill Amortization	(261)	(196)
Limited partner investment in small business equity fund	(38)	(9)
Unrealized gain on securities available for sale	(1,006)	0
	(1,928)	(830)

Net deferred income tax asset	$3,107	$4,067

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

The Company had no liabilities for unrecognized tax benefits as of December 31, 2019 and 2018.

The effective tax rate for 2019 and 2018 differs from the current Federal statutory income tax rate as follows:

	YEARS ENDED DECEMBER 31,
	2019	2018

Federal statutory income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	8.6%	8.6%
Tax exempt interest on municipal securities and loans	-3.2%	-3.5%
Other	-1.2%	-1.3%
Effective tax rate	25.2%	24.8%

Oak Valley Bancorp files a consolidated return in the U.S. Federal tax jurisdiction and a combined report in the State of California tax jurisdiction.  None of the entities are subject to examination by taxing authorities for years before 2016 for U.S. Federal or for years before 2015 for California.

NOTE 11 — STOCK OPTION PLAN

The Company currently has two equity based incentive plans, the Oak Valley Bancorp 2008 Stock Plan and the Oak Valley Bancorp 2018 Stock Plan. The 2018 Stock Plan provides for awards in the form of incentive stocks, non-statutory stock options, stock appreciation rights and restrictive stocks. Under the 2018 Plan, the Company is authorized to issue 607,500 shares of its common stock to key employees and directors as incentive and non-qualified stock options, respectively, at a price equal to the fair value on the date of grant. The Plan provides that the options are exercisable in equal increments over a five-year period from the date of grant or over any other schedule approved by the Board of Directors. All incentive stock options expire no later than ten years from the date of grant. Future grants are not permitted under the 2008 Stock Plan and will all be issued from the 2018 Stock Plan until it expires. As of December 31, 2019, 573,655 shares were available to be issued under the 2018 Stock Plan pursuant to new grants.

A summary of the status of the Company’s stock option plan and changes during the years end December 31, 2019 and 2018 are presented below.

	DECEMBER 31, 2019		DECEMBER 31, 2018
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	1,000	$5.74	3,500	$5.94
Granted	0	$0.00	0	$0.00
Exercised	(1,000)	$5.74	(1,500)	$4.58
Forfeited	0	$0.00	(1,000)	$8.25
Outstanding at end of year	0	$0.00	1,000	$5.74

(dollars in thousands)	December 31,
	2019	2018
Weighted-average fair value of options granted during the year	N/A	N/A

Intrinsic value of options exercised	$12	$20

Options outstanding and exercisable at year end:	0	1,000
Weighted average exercise price	N/A	$5.74
Intrinsic value	N/A	$13
Weighted average remaining contractual life	N/A	1 month

For the years ended December 31, 2019 and 2018, there was no recorded income tax benefits related to disqualifying dispositions of stock option exercises. All outstanding stock options became fully vested during 2014 and therefore there is no remaining unrecognized stock option compensation expense.

A summary of the status of the Company’s restricted stock and changes during the years ended December 31, 2019 and 2018 are presented below.

	DECEMBER 31, 2019		DECEMBER 31, 2018
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	107,600	$20.09	24,800	$11.07
Granted	26,095	$17.59	96,650	$21.40
Vested	(27,640)	$18.97	(11,900)	$11.93
Cancelled	(4,500)	$20.11	(1,950)	$20.21
Unvested at end of year	101,555	$19.75	107,600	$20.09

The Company granted 26,095 shares of restricted stock in 2019 with a weighted average fair value of $17.59 per share. For the year ended December 31, 2019, total compensation expense recorded in the consolidated statements of income related to restricted stock awards was $549,000, with an offsetting tax benefit of $162,000, as this expense is deductible for income tax purposes. The Company recorded an additional tax expense of $12,000 to income tax expense to adjust for the full tax deduction of the vested restricted stock, which is equal to the fair value on the vesting date, as the tax benefit from the restricted stock expense is based on the grant date fair value. As of December 31, 2019, there was $1,633,000 of total unrecognized compensation cost related to restricted stock awards which is expected to be recognized over a weighted-average period of 3.41 years. During 2019, shares of restricted stock awards totaling 27,640 with a fair value of $482,000, based on the vested date of each award, were vested and became unrestricted.

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

The Company’s calculation of earnings per share (“EPS”) including basic EPS, which does not consider the effect of common stock equivalents and diluted EPS, which considers all dilutive common stock equivalents is as follows:

	YEAR ENDED DECEMBER 31, 2019
		Weighted Avg
(dollars in thousands)	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$12,489	8,102,442	$1.54

Effect of dilutive securities:
Stock options	—	54
Non-vested restricted stock	—	14,131
Total dilutive shares		14,185

Diluted EPS:
Net income per diluted share	$12,489	8,116,627	$1.54

	YEAR ENDED DECEMBER 31, 2018
		Weighted Avg
(dollars in thousands)	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$11,537	8,081,482	$1.43

Effect of dilutive securities:
Stock options	—	1,791
Non-vested restricted stock	—	16,825
Total dilutive shares		18,616

Diluted EPS:
Net income per diluted share	$11,537	8,100,098	$1.42

NOTE 13 — COMMITMENTS AND CONTINGENCIES

The Company is obligated for rental payments under certain operating lease agreements, some of which contain renewal options and escalation clauses that provide for increased rentals. Total rental expense for the years ended December 31, 2019 and 2018, was $1,096,000 and $1,171,000, respectively.

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

At December 31, 2019, the future minimum commitments under these operating leases are as follows (in thousands):

Year ending December 31,
2020	$1,185
2021	944
2022	898
2023	605
2024	480
Thereafter	2,081
$6,193

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

Financial instruments at December 31, 2019 whose contract amounts represent credit risk:

Contract
(in thousands)	Amount

Undisbursed loan commitments	$144,401
Checking reserve	1,302
Equity lines	15,826
Standby letters of credit	3,143
$164,672

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

NOTE 14 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of December 31, 2019 and 2018. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between levels during the years ended December 31, 2019 and 2018.

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

The estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2019 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$147,594	$147,594	1
Restricted equity securities	4,761	4,761	2
Loans, net	741,047	742,484	3
Interest receivable	3,457	3,457	2

Financial liabilities:
Deposits	(1,019,929)	(1,019,654)	3
Interest payable	(50)	(50)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,647)	3

The estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2018 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$126,145	$126,145	1
Restricted equity securities	4,357	4,357	2
Loans, net	702,220	697,369	3
Interest receivable	3,755	3,755	2

Financial liabilities:
Deposits	(986,495)	(986,096)	3
Interest payable	(40)	(40)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,539)	3

The following table presents the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the condensed consolidated balance sheets at each respective period end, by level within the fair value hierarchy as of December 31, 2019 and 2018.

	Fair Value Measurements at December 31, 2019 Using
(in thousands)	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$31,729	$0	$31,729	$0
Collateralized mortgage obligations	1,614	0	1,614	0
Municipalities	90,571	0	90,571	0
SBA pools	6,395	0	6,395	0
Corporate debt	18,968	0	18,968	0
Asset backed securities	40,811	0	40,811	0

Equity Securities:*
Mutual fund	$3,297	$3,297	$0	$0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$175	$0	$0	$175
Consumer residential	248	0	0	248

	Fair Value Measurements at December 31, 2018 Using
(in thousands)	December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$44,106	$0	$44,106	$0
Collateralized mortgage obligations	2,012	0	2,012	0
Municipalities	93,237	0	93,237	0
SBA pools	8,673	0	8,673	0
Corporate debt	20,587	0	20,587	0
Asset backed securities	38,097	0	38,097	0

Equity Securities:*
Mutual fund	$3,106	$3,106	$0	$0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$226	$0	$0	$226
Consumer residential	14	0	0	14

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

There have been no significant changes in the valuation techniques during the year ended December 31, 2019.

NOTE 15 — RELATED PARTY TRANSACTIONS

The Company, in the normal course of business, makes loans and receives deposits from its directors, officers, principal shareholders, and their associates. In management’s opinion, these transactions are on substantially the same terms as comparable transactions with other customers of the Company. Loans to directors, officers, shareholders, and affiliates are summarized below:

	YEARS ENDED DECEMBER 31,
(in thousands)	2019	2018

Aggregate amount outstanding, beginning of year	$5,895	$5,350
New loans or advances during year	1,096	2,454
Repayments during year	(1,257)	(1,909)
Aggregate amount outstanding, end of year	$5,734	$5,895

Related party deposits totaled $10,900,000 and $52,479,000 at December 31, 2019 and 2018, respectively.

From time to time, some of the Company’s Directors, directly or through affiliates, may perform services for the Bank. These activities are performed in the ordinary course of the Bank’s business and are subject to strict compliance with the policies outlined below. In 2019, the Company paid $235,000 to Design Studio 120, a company affiliated with a Director’s daughter, for renovation and design work performed in connection with various projects and maintenance on the Bank’s branches. In 2018, the Company paid $430,000 to Design Studio 120 for similar services in connection with new branches in Sacramento, Sonora and Turlock that opened in 2018. Except for such payments, no other material services or activities were performed for purposes of Item 404(a) of Regulation S-K under the Exchange Act.

NOTE 16 — PROFIT SHARING PLAN

The profit sharing plan to which both the Company and eligible employees contribute was established in 1995. Bank contributions are voluntary and at the discretion of the Board of Directors. Contributions were approximately $665,000 and $621,000 for the years ended December 31, 2019 and 2018, respectively.

NOTE 17 — RESTRICTIONS ON DIVIDENDS

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

NOTE 18 — OTHER POST-RETIREMENT BENEFIT PLANS

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

Future compensation under both types of arrangements is earned for services rendered through retirement. The Company accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the arrangements. The Company’s current benefit liability is determined based on vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which average approximately ten years. At December 31, 2019 and 2018, $3,978,000 and $3,501,000, respectively, has been accrued to date, and is included in other liabilities on the consolidated balance sheets.

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

The combined cash surrender value of all Bank-owned life insurance policies was $24,631,000 and $19,028,000 at December 31, 2019 and 2018, respectively.

NOTE 19 — REGULATORY MATTERS

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

The Company and Bank’s actual capital amounts and ratios at December 31, 2019 and 2018, are presented in the following table.

(in thousands)			Regulatory
	Actual		Minimum (1)
Capital ratios for Bank:	Amount	Ratio	Amount	Ratio

As of December 31, 2019
Total capital (to Risk- Weighted Assets)	$115,713	12.3%	$98,423	>10.5%
Tier I capital (to Risk- Weighted Assets)	$106,140	11.3%	$79,676	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$106,140	11.3%	$65,615	>7.0%
Tier I capital (to Average Assets)	$106,140	9.5%	$44,948	>4.0%

As of December 31, 2018
Total capital (to Risk- Weighted Assets)	$104,253	11.7%	$87,691	>9.875%
Tier I capital (to Risk- Weighted Assets)	$95,172	10.7%	$69,931	>7.875%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$95,172	10.7%	$56,611	>6.375%
Tier I capital (to Average Assets)	$95,172	8.7%	$43,665	>4.0%

Capital ratios for the Company:

As of December 31, 2019
Total capital (to Risk- Weighted Assets)	$115,910	12.4%	$98,428	>10.5%
Tier I capital (to Risk- Weighted Assets)	$106,337	11.3%	$79,680	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$106,337	11.3%	$65,619	>7.0%
Tier I capital (to Average Assets)	$106,337	9.5%	$44,951	>4.0%

As of December 31, 2018
Total capital (to Risk- Weighted Assets)	$104,613	11.8%	$87,699	>9.875%
Tier I capital (to Risk- Weighted Assets)	$95,532	10.8%	$69,937	>7.875%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$95,532	10.8%	$56,616	>6.375%
Tier I capital (to Average Assets)	$95,532	8.8%	$43,667	>4.0%

(1)	The adequately capitalized thresholds in the table above are reflected on a fully phased-in basis, which occurred in January 2019.

OAK VALLEY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

(dollars in thousands)
	December 31,	December 31,
	2019	2018
ASSETS

Cash	$149	$281
Investment in bank subsidiary	112,373	98,678
Other assets	48	107

Total assets	$112,570	$99,066

LIABILITIES AND SHAREHOLDERS’ EQUITY

Other liabilities	$-	$28

Total liabilities	$-	$28

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,210,147 and 8,194,805 shares issued and outstanding at December 31, 2019 and 2018, respectively	25,435	25,429
Additional paid-in capital	3,777	3,358
Retained earnings	80,961	70,686
Accumulated other comprehensive income (loss), net of tax	2,397	(435)

Total shareholders’ equity	112,570	99,038

Total liabilities and shareholders' equity	$112,570	$99,066

OAK VALLEY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. PARENT ONLY CONDENSED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF INCOME

(dollars in thousands)	Year Ended December 31,
	2019	2018
INCOME
Dividends declared by subsidiary	$2,214	$2,117
Total income	2,214	2,117

EXPENSES
Salary expense	113	110
Employee benefit expense	549	431
Legal expense	53	90
Other operating expenses	102	108
Total non-interest expense	817	739

Income before equity in undistributed income of subsidiary	1,397	1,378

Equity in undistributed net income of subsidiary	10,863	9,919
Income before income tax benefit	12,260	11,297

Income tax benefit	229	240

Net income	$12,489	$11,537

OAK VALLEY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. PARENT ONLY CONDENSED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF CASHFLOWS

	YEAR ENDED DECEMBER 31,
(dollars in thousands)	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,489	$11,537
Adjustments to reconcile net income to net cash from operating activities:
Undistributed net income of subsidiary	(10,863)	(9,919)
Stock based compensation	549	431
Decrease in other liabilities	(28)	(6)
Decrease in other assets	59	79
Net cash from operating activities	2,206	2,122

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(2,214)	(2,117)
Proceeds from sale of common stock and exercise of stock options	6	7
Tax withholding payments on vested restricted shares surrendered	(130)	0
Net cash used in financing activities	(2,338)	(2,110)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(132)	12

CASH AND CASH EQUIVALENTS, beginning of period	281	269

CASH AND CASH EQUIVALENTS, end of period	$149	$281

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$3,870	$4,145

F-46