Form 10-Q
period 2020-03-31
Oak Valley Bancorp
filed 2020-05-11
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,216,714 shares of common stock outstanding as of May 1, 2020.

Oak Valley Bancorp

March 31, 2020

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)	March 31,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$72,884	$133,809
Federal funds sold	19,930	13,785
Cash and cash equivalents	92,814	147,594

Securities - available for sale	245,155	190,088
Securities - equity investments	3,371	3,297
Loans, net of allowance for loan losses of $9,586 and $9,146 at March 31, 2020 and December 31, 2019, respectively	749,726	741,047
Cash surrender value of life insurance	24,805	24,631
Bank premises and equipment, net	15,174	15,229
Goodwill and other intangible assets, net	3,812	3,837
Interest receivable and other assets	21,778	22,062

	$1,156,635	$1,147,785

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$1,026,925	$1,019,929
Interest payable and other liabilities	15,323	15,286
Total liabilities	1,042,248	1,035,215

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,216,714 and 8,210,147 shares issued and outstanding at at March 31, 2020 and December 31, 2019, respectively	25,435	25,435
Additional paid-in capital	3,837	3,777
Retained earnings	82,521	80,961
Accumulated other comprehensive income, net of tax	2,594	2,397
Total shareholders’ equity	114,387	112,570

	$1,156,635	$1,147,785

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)	THREE MONTHS ENDED MARCH 31,
	2020	2019
INTEREST INCOME
Interest and fees on loans	$8,791	$8,427
Interest on securities	1,359	1,539
Interest on federal funds sold	42	51
Interest on deposits with banks	367	516
Total interest income	10,559	10,533

INTEREST EXPENSE
Deposits	331	422
Total interest expense	331	422

Net interest income	10,228	10,111
Provision for loan losses	450	0

Net interest income after provision for loan losses	9,778	10,111

NON-INTEREST INCOME
Service charges on deposits	387	393
Debit card transaction fee income	295	274
Earnings on cash surrender value of life insurance	174	125
Mortgage commissions	45	22
Gains on sales and calls of available-for-sale securities	0	109
Other	383	352
Total non-interest income	1,284	1,275

NON-INTEREST EXPENSE
Salaries and employee benefits	4,601	4,404
Occupancy expenses	868	890
Data processing fees	494	447
Regulatory assessments (FDIC & DBO)	30	110
Other operating expenses	1,456	1,382
Total non-interest expense	7,449	7,233

Net income before provision for income taxes	3,613	4,153

Total provision for income taxes	904	1,049
Net Income	$2,709	$3,104

Net income per share	$0.33	$0.38

Net income per diluted share	$0.33	$0.38

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
(in thousands)	2020	2019

Net income	$2,709	$3,104
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains arising during the period	279	1,721
Less: reclassification for net gains included in net income	0	(109)
Other comprehensive income, before tax	279	1,612
Tax expense related to items of other comprehensive income	(81)	(477)
Total other comprehensive income	198	1,135
Comprehensive income	$2,907	$4,239

 The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	THREE MONTHS ENDED MARCH 31, 2020 AND 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2019	8,194,805	$25,429	$3,358	$70,686	$(435)	$99,038
Stock options exercised	1,000	6				6
Restricted stock issued	20,845					0
Restricted stock forfeited	(1,500)					0
Restricted stock surrendered for tax withholding	(5,400)		(90)			(90)
Cash dividends declared $0.135 per share of common stock				(1,106)		(1,106)
Stock based compensation			131			131
Other comprehensive income					1,135	1,135
Net income						3,104
Balances, March 31, 2019	8,209,750	$25,435	$3,399	$72,684	$700	$102,218

Balances, January 1, 2020	8,210,147	$25,435	$3,777	$80,961	$2,397	$112,570
Restricted stock issued	14,006					0
Restricted stock forfeited	(1,500)					0
Restricted stock surrendered for tax withholding	(5,939)		(100)			(100)
Cash dividends declared $0.140 per share of common stock				(1,149)		(1,149)
Stock based compensation			160			160
Other comprehensive income					197	197
Net income				2,709		2,709
Balances, March 31, 2020	8,216,714	$25,435	$3,837	$82,521	$2,594	$114,387

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
(dollars in thousands)	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,709	$3,104
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	450	0
Increase (decrease) in deferred fees/costs, net	6	(33)
Depreciation	265	272
Amortization of investment securities, net	134	280
Stock based compensation	160	131
Gain on sales and calls of available for sale securities	0	(109)
Earnings on cash surrender value of life insurance	(174)	(125)
Increase in interest payable and other liabilities	278	5,568
(Increase) decrease in interest receivable	(259)	392
Decrease (increase) in other assets	487	(1,476)
Net cash from operating activities	4,056	8,004

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(67,627)	(7,176)
Purchases of available-for-sale securities	(21)	(22)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	12,651	11,657
Investment in LIHTC	(241)	(202)
Net (increase) decrease in loans	(9,135)	4,485
Purchases of bank premises and equipment	(210)	(2)
Net cash (used in) from investing activities	(64,583)	8,740

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(1,149)	(1,106)
Net increase (decrease) in demand deposits and savings accounts	8,757	(44,967)
Net decrease in time deposits	(1,761)	(2,785)
Proceeds from exercise of stock options	0	6
Tax withholding payments on vested restricted shares surrendered	(100)	(90)
Net cash from (used in) financing activities	5,747	(48,942)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(54,780)	(32,198)

CASH AND CASH EQUIVALENTS, beginning of period	147,594	126,145

CASH AND CASH EQUIVALENTS, end of period	$92,814	$93,947

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$317	$423

NON-CASH INVESTING ACTIVITIES:
Change in unrealized gain on securities	$278	$1,612
Change in contributions payable to LIHTC limited partner investment	$(241)	$(202)
Lease right-of-use assets	$241	$4,817

NON-CASH FINANCING ACTIVITIES:
Present value of lease obligations	$(255)	$5,246

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

The consolidated financial statements include the accounts of the parent company and its wholly-owned bank subsidiary. Unless otherwise stated, the “Company” refers to the consolidated entity, Oak Valley Bancorp, while the “Bank” refers to Oak Valley Community Bank. All material intercompany transactions have been eliminated. The interim consolidated financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2020 are not necessarily indicative of the results of a full year’s operations. Certain prior year amounts have been reclassified to conform to the current year presentation. There was no effect on net income or shareholders’ equity as previously reported as a result of reclassifications. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2019.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the Company’s consolidated financial statements include the allowance for loan losses and fair value measurements. The estimates and assumptions may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from these estimates due to the uncertainty around the magnitude and duration of the COVID-19 pandemic, as well as other factors.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In January 2017, the FASB issued ASU 2017-04, Intangibles Goodwill and Other (Subtopic 350): Simplifying the Test for Goodwill Impairment. The provisions of the update eliminate the existing second step of the goodwill impairment test which provides for the allocation of reporting unit fair value among existing assets and liabilities, with the net leftover amount representing the implied fair value of goodwill. In replacement of the existing goodwill impairment rule, the update will provide that impairment should be recognized as the excess of any of the reporting unit’s goodwill over the fair value of the reporting unit. Under the provisions of this update, the amount of the impairment is limited to the carrying value of the reporting unit’s goodwill. For public business entities that are SEC filers, the amendments of the update will become effective in fiscal years beginning after December 15, 2019. This ASU did not have a material impact on our financial condition or results of operations.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Subtopic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. This ASU did not have a significant impact on the Company's consolidated financial statements.

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments that clarifies and improves areas of guidance related to recently issued standards on credit losses, hedging and recognition and measurement. The provisions of this ASU are effective January 1, 2020 and contain various methods of adoption. This ASU did not have a material impact on our financial condition or results of operations.

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

In March 2020, FASB issued ASU 2020-04 - Reference Rate Reform (Subtopic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is in the process of evaluating the provisions of this ASU and its effects on our consolidated financial statements.

NOTE 3 – SECURITIES

Equity Securities

The Company held equity securities with fair values of $3,371,000 and $3,297,000 as of March 31, 2020 and December 31, 2019, respectively. There were no sales of equity securities during the three-month periods ended March 31, 2020 and 2019. Consistent with ASU 2016-01, these securities are carried at fair value with the changes in fair value recognized in the consolidated statements of income. Accordingly, the Company recognized a gain of $53,000 during the three months ended March 31, 2020, as compared to a loss of $43,000 during the three months ended March 31, 2019.

Debt Securities

Debt securities have been classified in the financial statements as available for sale. The amortized cost and estimated fair values of debt securities as of March 31, 2020 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$29,255	$875	$(22)	$30,108
Collateralized mortgage obligations	1,546	17	(134)	1,429
Municipalities	134,250	6,234	(10)	140,474
Small Business Administration pools	5,888	9	(29)	5,868
Corporate debt	18,253	175	(1,012)	17,416
Asset backed securities	52,281	23	(2,444)	49,860
	$241,473	$7,333	$(3,651)	$245,155

The following tables detail the gross unrealized losses and fair values of debt securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2020.

(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$3,631	(10)	$294	$(12)	$3,925	$(22)
Collateralized mortgage obligations	598	(134)	0	0	598	(134)
Municipalities	6,442	(10)	0	0	6,442	(10)
Small Business Administration pools	1,323	(5)	3,184	(24)	4,507	(29)
Corporate debt	1,999	(1)	8,299	(1,011)	10,298	(1,012)
Asset backed securities	29,324	(823)	18,853	(1,621)	48,177	(2,444)
Total temporarily impaired securities	$43,317	$(983)	$30,630	$(2,668)	$73,947	$(3,651)

As of March 31, 2020, six corporate debts, one U.S. agency, five Small Business Administration pools and ten asset backed securities make up the total debt securities in an unrealized loss position for greater than 12 months. As of March 31, 2020, sixteen asset backed securities, one corporate debt, four U.S. agencies, two Small Business Administration pools, three municipalities and one collateralized mortgage obligation make up the total debt securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and the volatility of the security’s fair value. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to asset backed securities that are backed by federal government guaranteed student loans that are repaying slower than expected due to legislation that allows borrowers to extend payment schedules based on their income level. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities as of March 31, 2020, segregated by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$28,968	$28,962
Due after one year through five years	72,893	75,484
Due after five years through ten years	67,749	69,532
Due after ten years	71,863	71,177
	$241,473	$245,155

The amortized cost and estimated fair values of debt securities as of December 31, 2019 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$31,180	$566	$(17)	$31,729
Collateralized mortgage obligations	1,618	5	(9)	1,614
Municipalities	86,826	3,746	(1)	90,571
SBA pools	6,419	9	(33)	6,395
Corporate debt	19,253	173	(458)	18,968
Asset backed securities	41,389	76	(654)	40,811
	$186,685	$4,575	$(1,172)	$190,088

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

At December 31, 2019, one municipality, three U.S. agencies, six corporate debts, five Small Business Administration pools, one collateralized mortgage obligations and eleven asset backed securities make up the total debt securities in an unrealized loss position for greater than 12 months. At December 31, 2019, three U.S. agencies, eight asset backed securities, two Small Business Administration pools and two corporate debts make up the total debt securities in a loss position for less than 12 months.

The Company recognized no gains or losses during the three-month period ended March 31, 2020, on available-for-sale securities that were called, compared to gains of $109,000 recorded for the same period during 2019. There were no sales of available-for-sale securities during the three-months ended March 31, 2020 and 2019.

Debt securities carried at $114,812,000 and $123,381,000 as of March 31, 2020 and December 31, 2019, respectively, were pledged to secure deposits of public funds.

NOTE 4 – LOANS

The Company’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of March 31, 2020, approximately 81% of the Company’s loans are commercial real estate loans which include construction loans. Approximately 11% of the Company’s loans are for general commercial uses including professional, retail, and small business. Additionally, 5% of the Company’s loans are for residential real estate and other consumer loans. The remaining 3% are agriculture loans. Loan totals were as follows:

(in thousands)	March 31, 2020	December 31, 2019
Commercial real estate:
Commercial real estate- construction	$48,458	$53,169
Commercial real estate- mortgages	488,305	475,146
Land	8,091	8,367
Farmland	70,743	70,320
Commercial and industrial	81,351	77,704
Consumer	1,081	1,274
Consumer residential	37,522	36,647
Agriculture	24,558	28,358
Total loans	760,109	750,985

Less:
Deferred loan fees and costs, net	(797)	(792)
Allowance for loan losses	(9,586)	(9,146)
Net loans	$749,726	$741,047

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. As of March 31, 2020 and December 31, 2019, commercial real estate loans equal to approximately 38% and 39%, respectively, of the outstanding principal balance of commercial real estate loans were secured by owner-occupied properties.

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

Non-accrual loans, segregated by class of loans, were as follows:

(in thousands)	March 31, 2020	December 31, 2019
Commercial real estate:
Commercial real estate- construction	$0	$0
Commercial real estate- mortgages	0	0
Land	823	855
Farmland	0	0
Commercial and industrial	0	0
Consumer	0	0
Consumer residential	137	248
Agriculture	0	0
Total non-accrual loans	$960	$1,103

Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income of approximately $11,000 in the three-month period ended March 31, 2020, as compared to $14,000 in the same period of 2019.

The following table analyzes past due loans including the past due non-accrual loans in the above table, segregated by class of loans, as of March 31, 2020 (in thousands):

March 31, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$48,458	$48,458	$0
Commercial R.E. - mortgages	14	0	0	14	488,291	488,305	0
Land	0	0	0	0	8,091	8,091	0
Farmland	0	0	0	0	70,743	70,743	0
Commercial and industrial	0	0	0	0	81,351	81,351	0
Consumer	0	0	0	0	1,081	1,081	0
Consumer residential	0	0	137	137	37,385	37,522	0
Agriculture	0	0	0	0	24,558	24,558	0
Total	$14	$0	$137	$151	$759,958	$760,109	$0

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

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. There was no interest income realized on impaired loans for the three-months ended March 31, 2020 and 2019.

Impaired loans as of March 31, 2020 are set forth in the following table.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
March 31, 2020
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0
Land	850	0	823	823	680
Farmland	0	0	0	0	0
Commercial and Industrial	0	0	0	0	0
Consumer	0	0	0	0	0
Consumer residential	137	137	0	137	0
Agriculture	0	0	0	0	0
Total	$987	$137	$823	$960	$680

Average recorded investment in impaired loans outstanding as of March 31, 2020 and 2019 is set forth in the following table.

	Average Recorded Investment for the Three Months Ended March 31,
(in thousands)	2020	2019
Commercial real estate:
Commercial R.E. - construction	$0	$0
Commercial R.E. - mortgages	0	0
Land	835	906
Farmland	0	0
Commercial and Industrial	0	0
Consumer	0	0
Consumer residential	192	14
Agriculture	0	0
Total	$1,027	$920

Impaired loans as of December 31, 2019 are set forth in the following table.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
December 31, 2019
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	873	0	855	855	680	892
Farmland	0	0	0	0	0	0
Commercial and Industrial	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Consumer residential	312	248	0	248	0	113
Agriculture	0	0	0	0	0	0
Total	$1,185	$248	$855	$1,103	$680	$1,005

Troubled Debt Restructurings – In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

As of March 31, 2020, there was one loan that was considered to be a troubled debt restructuring totaling $823,000, which is included in non-accrual loans. The troubled debt restructuring as of March 31, 2020 was not related to the economic challenges caused by the COVID-19 pandemic. As of December 31, 2019, there was one loan that was considered to be a troubled debt restructuring totaling $855,000, which is included in non-accrual loans. As of March 31, 2020 and December 31, 2019, there were no unfunded commitments on loans classified as a troubled debt restructurings. The Company has allocated $680,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of March 31, 2020 and December 31, 2019.

During the three-months ended March 31, 2020 and 2019, there were no loans that were modified as troubled debt restructurings. The modification of the terms of such loans typically includes one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date; or a temporary payment modification in which the payment amount allocated towards principal was reduced. In some cases, a permanent reduction of the accrued interest on the loan is conceded.

There were no loans modified as troubled debt restructurings within the previous twelve months and for which there was a payment default during the three-month periods ended March 31, 2020 and 2019. A loan is considered to be in payment default once it is ninety days contractually past due under the modified terms.

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

As of March 31, 2020 and December 31, 2019, there are no loans that are classified with a risk grade of 8- Loss.

The following table presents weighted average risk grades of the Company’s loan portfolio:

	March 31, 2020	December 31, 2019
	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.00	3.00
Commercial real estate - mortgages	3.05	3.02
Land	3.73	3.72
Farmland	3.04	3.04
Commercial and industrial	3.05	3.05
Consumer	2.23	2.29
Consumer residential	3.02	3.02
Agriculture	3.18	3.17
Total gross loans	3.06	3.03

The following table presents risk grade totals by class of loans as of March 31, 2020 and December 31, 2019. Risk grades 1 through 4(W) have been aggregated in the “Pass” line.

(in thousands)	Commercial R.E. Construction	Commercial R.E. Mortgages	Land	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

March 31, 2020
Pass	$48,458	$484,778	$7,268	$69,551	$78,894	$1,057	$37,346	$22,771	$750,123
Special mention	-	3,527	-	1,192	413	-	-	1,787	6,919
Substandard	-	-	823	-	2,044	24	176	-	3,067
Total loans	$48,458	$488,305	$8,091	$70,743	$81,351	$1,081	$37,522	$24,558	$760,109

December 31, 2019
Pass	$53,169	$471,594	$7,512	$69,002	$74,960	$1,249	$36,470	$26,512	$740,468
Special mention	-	3,552	-	1,207	550	-	-	1,846	7,155
Substandard	-	-	855	111	2,194	25	177	-	3,362
Total loans	$53,169	$475,146	$8,367	$70,320	$77,704	$1,274	$36,647	$28,358	$750,985

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

Historical valuation allowances are calculated based on the historical loss experience of specific types of loans and the internal risk grade of such loans at the time they were charged-off. The Company calculates historical loss ratios for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the total population of loans in the pool. The historical loss ratios are periodically updated based on actual charge-off experience. A historical valuation allowance is established for each pool of similar loans based upon the product of the historical loss ratio and the total dollar amount of the loans in the pool. The Company’s pools of similar loans include similarly risk-graded groups of commercial and industrial loans, commercial real estate loans, consumer residential, consumer and agriculture.

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

The following table details activity in the allowance for loan losses by portfolio segment for the three-months ended March 31, 2020 and 2019. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses
For the Three Months Ended March 31, 2020 and 2019

(in thousands)	Commercial	Commercial		Consumer
Three Months Ended March 31, 2020	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$7,170	$1,000	$38	$306	$525	$107	$9,146
Charge-offs	0	0	(12)	(2)	0	0	(14)
Recoveries	0	0	3	1	0	0	4
Provision for (reversal of) loan losses	518	68	4	23	(59)	(104)	450
Ending balance	$7,688	$1,068	$33	$328	$466	$3	$9,586

	Commercial	Commercial		Consumer
Three Months Ended March 31, 2019	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$6,580	$1,065	$39	$304	$693	$4	$8,685
Charge-offs	0	0	(10)	0	0	0	(10)
Recoveries	0	0	2	0	0	0	2
Provision for (reversal of) loan losses	(40)	(104)	2	(11)	(24)	177	0
Ending balance	$6,540	$961	$33	$293	$669	$181	$8,677

The following table details the allowance for loan losses and ending gross loan balances as of March 31, 2020 and December 31, 2019, summarized by collective and individual evaluation methods of impairment.

(in thousands)	Commercial	Commercial		Consumer
March 31, 2020	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Allowance for loan losses for loans:
Individually evaluated for impairment	$680	$0	$0	$0	$0	$0	$680
Collectively evaluated for impairment	7,008	1,068	33	328	466	3	8,906
	$7,688	$1,068	$33	$328	$466	$3	$9,586

Ending gross loan balances:
Individually evaluated for impairment	$823	$0	$0	$137	$0	$0	$960
Collectively evaluated for impairment	614,774	81,351	1,081	37,385	24,558	0	759,149
	$615,597	$81,351	$1,081	$37,522	$24,558	$0	$760,109

December 31, 2019
Allowance for loan losses for loans:
Individually evaluated for impairment	$680	$0	$0	$0	$0	$0	$680
Collectively evaluated for impairment	6,490	1,000	38	306	525	107	8,466
	$7,170	$1,000	$38	$306	$525	$107	$9,146

Ending gross loan balances:
Individually evaluated for impairment	$855	$0	$0	$248	$0	$0	$1,103
Collectively evaluated for impairment	606,147	77,704	1,274	36,399	28,358	0	749,882
	$607,002	$77,704	$1,274	$36,647	$28,358	$0	$750,985

Changes in the reserve for off-balance-sheet commitments were as follows:

	THREE MONTHS ENDED MARCH 31,
(in thousands)	2020	2019

Balance, beginning of period	$427	$396
Provision to Operations for Off Balance Sheet Commitments	(31)	49
Balance, end of period	$396	$445

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

At March 31, 2020 and December 31, 2019, loans carried at $760,109,000 and $750,985,000, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 5 — LEASES

We have historically entered into a number of lease arrangements under which we are the lessee. We have elected the practical expedient to rely on our original lease classification at the commencement of each lease contract, and not reassess the lease classifications upon the adoption of ASU No. 2016-02, Leases (Topic 842) on the effective date of January 1, 2019. Therefore, all of the Company’s leases are determined to be operating leases. The other practical expedients the Company adopted are: (1) combining lease and non-lease components into a single liability amount and (2) leases with fair values of less than $5,000 were not included as they are not considered to be material. The Company does not have any short-term leases in which the original term at commencement is twelve months or less and therefore there is no impact of short-term leases on the initial Right of Use (ROU) asset or lease liability recorded on January 1, 2019. As of March 31, 2020, the ROU asset totaled $4,071,000.

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

The Company determined the operating lease liability as of January 1, 2019, by calculating the present value of remaining base rent cash payments on each of its leases, excluding any renewal options regardless of the likelihood that the option would be exercised. As of January 1, 2019, the weighted average remaining term of the lease contracts was 7.9 years and the weighted average discount rate used to calculate the present value of the operating lease liability was 3.12%. The discount rate was based on our incremental borrowing rate through our line of credit with the Federal Home Loan Bank (“FHLB”)as of January 1, 2019, for the borrowing term that was equal to the remaining term of each lease. The resulting operating lease liability recorded as of January 1, 2019 was $5,246,000, which is included in interest payable and other liabilities in the condensed consolidated balance sheet. The ROU asset was then determined by adjusting the operating lease liability by deferred rent and unamortized tenant improvement allowance. The ROU asset recorded on January 1, 2019 was $4,817,000, which is included in interest receivable and other assets on the condensed consolidated balance sheet.

For the three-months ended March 31, 2020, the total expense recorded for our leases was $276,000, as compared to $274,000 for the same period of the prior year.

NOTE 6 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of March 31, 2020 and December 31, 2019. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between levels during the three-month periods ended March 31, 2020 and 2019.

Following is a description of valuation methodologies used for assets and liabilities in the tables below:

Cash and cash equivalents – The carrying amounts of cash and cash equivalents approximate their fair value and are considered a level 1 valuation.

Restricted Equity Securities- The carrying amounts of the stock the Company owns in Federal Reserve Bank (“FRB”) and FHLB approximate their fair value and are considered a level 2 valuation.

Loans receivable — The fair value of the loan portfolio is estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The Company’s fair value model takes into account many inputs including loan discounts due to credit risk, current market rates on new loans, the U.S. treasury yield curve, LIBOR yield curve, rate floors, rate ceilings, remaining maturity, and average life based on specific loan type. The exit price rather than the entrance price is used to determine the fair value of loans not measured at fair value on a non-recurring basis. Loans are considered to be a level 3 valuation.

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

The estimated fair values of the Company’s financial instruments not measured at fair value as of March 31, 2020 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$92,814	$92,814	1
Restricted equity securities	4,761	4,761	2
Loans, net	749,726	760,179	3
Interest receivable	3,716	3,716	2

Financial liabilities:
Deposits	(1,026,925)	(1,026,952)	3
Interest payable	(64)	(64)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,532)	3

The estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2019 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$147,594	$147,594	1
Restricted equity securities	4,761	4,761	2
Loans, net	741,047	742,484	3
Interest receivable	3,457	3,457	2

Financial liabilities:
Deposits	(1,019,929)	(1,019,654)	3
Interest payable	(50)	(50)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,647)	3

The following table presents the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the condensed consolidated balance sheets at each respective period end, by level within the fair value hierarchy as of March 31, 2020 and December 31, 2019.

	Fair Value Measurements as of March 31, 2020 Using
(in thousands)	March 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$30,108	$0	$30,108	$0
Collateralized mortgage obligations	1,429	0	1,429	0
Municipalities	140,474	0	140,474	0
Small Business Administration pools	5,868	0	5,868	0
Corporate debt	17,416	0	17,416	0
Asset backed securities	49,860	0	49,860	0

Equity Securities:*
Mutual fund	$3,371	$3,371	$0	$0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$143	$0	$0	$143
Consumer residential	137	0	0	137

	Fair Value Measurements at December 31, 2019 Using
(in thousands)	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$31,729	$0	$31,729	$0
Collateralized mortgage obligations	1,614	0	1,614	0
Municipalities	90,571	0	90,571	0
Small Business Administration pools	6,395	0	6,395	0
Corporate debt	18,968	0	18,968	0
Asset backed securities	40,811	0	40,811	0

Equity Securities:*
Mutual fund	$3,297	$3,297	$0	$0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$175	$0	$0	$175
Consumer residential	248	0	0	248

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

There have been no significant changes in the valuation techniques during the three-month period ended March 31, 2020.

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

The Company’s calculation of basic and diluted EPS for the three-month periods ended March 31, 2020 and 2019 are reflected in the table below.

	THREE MONTHS ENDED
(In thousands)	MARCH 31,
	2020	2019
BASIC EARNINGS PER SHARE

Net income	$2,709	$3,104
Weighted average shares outstanding	8,115	8,093
Net income per common share	$0.33	$0.38

DILUTED EARNINGS PER SHARE

Net income	$2,709	$3,104
Weighted average shares outstanding	8,115	8,093
Effect of dilutive non-vested restricted shares	20	9
Weighted average shares of common stock and common stock equivalents	8,135	8,102
Net income per diluted common share	$0.33	$0.38

NOTE 8 – RISKS AND UNCERTAINTIES

The coronavirus (“COVID-19”) pandemic and the Federal Reserve's response to the economic challenges during the first quarter of 2020 has resulted in an uncertain and rapidly evolving economy. Governmental response to combat this pandemic have resulted in approximately 17% of the Company’s branch staff and 81% of administrative staff to work remotely. The Company’s business continuity plans have been activated by COVID-19 which includes the ability to support all employees in a remote work environment. These remote work arrangements have not adversely impacted the ability to serve clients and have not had an impact on the Company’s financial reporting systems or the internal controls over financial reporting, disclosures and related procedures.

The most significant impact of COVID-19 on the Company’s business has been to the quality of the loan portfolio and to net interest income as short-term interest rates have sharply declined. The Company has increased the qualitative factors used in the determination of the adequacy of the allowance for loan and lease loss in anticipation of the impact that COVID-19 will have on clients and their ability to fulfill their obligations. There is no certainty that the provisions made during the first quarter of 2020 will be sufficient to absorb the losses that stem from the impact of COVID-19 on the Company’s clients. As the longer-term effects on clients from the COVID-19 pandemic become more apparent, it may be necessary to charge-off some or all of the balance on certain loans and make further provisions to increase the allowance for loan and lease losses. These potential additional provisions for loan and lease losses will have a direct impact upon capital, including the potential need to reevaluate a valuation allowance on our deferred tax asset. At this time, the Company does not expect that there would be any material impairment to the valuation of other long-lived assets, right of use assets, or our investment securities.

Increased demand for liquidity by clients is another impact that could occur should the COVID-19 effects be prolonged. As of March 31, 2020, the Company and the Bank's on-balance sheet liquidity was very strong and combined with contingent liquidity resources, management believes that the Bank has sufficient resources to meet the liquidity needs of its clients. In response to COVID-19, the Federal Reserve has made other provisions that could assist the Bank in satisfying its liquidity needs, such as reducing the reserve requirement to zero, expanding access to the discount window through collateral pledging and extension of term borrowings.

The extent to which the COVID-19 pandemic affects the Company’s future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the duration and broad impacts of the pandemic, and current or future actions in response thereto. See Part II, Item 1A, Risk Factors, for an additional discussion of risk related to COVID-19.

NOTE 9 – SUBSEQUENT EVENTS

With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company assisted its customers with applications for resources through the program. As of April 16, 2020, all $350 billion of the  available funds under Round One of this program had been allocated. The Treasury Department later announced that an additional $310 billion would be available for Round Two of  PPP, which commenced on April 27, 2020.  As of May 7, 2020, the SBA reported that approximately $125 billion was unallocated and available for funding under Round Two. PPP loans have a two-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program which will result in loan pay-offs throughout the remainder of the year. As of May 7, 2020, the Company has received approvals with the SBA for 1,278 PPP loans representing approximately $220,259,000 in funding. As a result, the Company is expecting to receive fee income that will be recorded in total interest income, amortized over the life of the loans.  It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government.  Should those circumstances change, the Company could be required to establish additional allowance for credit losses through additional provision for credit loss expense charged to earnings.

The COVID-19 Pandemic has negatively impacted the revenue streams of certain clients of the Company, and therefore, the Company has elected to allow these clients to defer payments for a term up to six months.  These deferrals were specifically related to the pandemic and the resulting economic hardships.  No deferrals were granted to during the first quarter of 2020.  As of May 7, 2020, the Company has agreed to payment deferrals on 33 loans with an outstanding balance of $432,236,000 thus far during the second quarter of 2020.  After an evaluation of financial stability, no specific loan loss reserve allocation was required on any of these loans at the time of deferral.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion explains the significant factors affecting the Company’s operations and financial position for the periods presented. The discussion should be read in conjunction with the Company’s financial statements and the notes related thereto which appear or that are referenced to elsewhere in this report, and with the audited consolidated financial statements and accompanying notes included in the Company’s 2019 Annual Report on Form 10-K. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Forward-Looking Statements

Some matters discussed in this Form 10-Q may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and therefore may involve risks, uncertainties and other factors which may cause the Company’s actual results to be materially different from the results expressed or implied by the Company’s forward-looking statements.  These statements generally appear with words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” and “expect.”  Although management believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: the credit exposure of certain loan products and other components of our business that could be impacted by the COVID-19 pandemic, changes in monetary, fiscal or tax policy to address the impact of COVID-19, any of which could cause us to incur additional loan losses and adversely affect our results of operations in the future, economic conditions (both generally and in the markets where the Company operates); the impact of the COVID-19 pandemic on our employees and customers; the success of our efforts to mitigate the impact of the COVID-19 pandemic; competition from other providers of financial services offered by the Company; changes in government regulation and legislation; changes in interest rates; material unforeseen changes in the financial stability and liquidity of the Company’s credit customers; risks associated with concentrations in real estate related loans; changes in accounting standards and interpretations; and other risks as may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and which may be beyond the control of the Company. Many of the foregoing risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

 Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, whether as a result of new information, future developments or otherwise, except as may be required by law.

COVID-19 Impact

The coronavirus (“COVID-19”) pandemic and the Federal Reserve's response to the economic challenges during the first quarter of 2020 has resulted in an uncertain and rapidly evolving economy. Governmental response to combat this pandemic have resulted in approximately 17% of our branch staff and 81% of our administrative staff to work remotely. Our business continuity plans have been activated by COVID-19 and we have been able to fully support our remote workforce and have the ability to support all employees in a remote work environment. These remote work arrangements have not adversely impacted our ability to serve our clients, and have not had an impact on our financial reporting systems or the internal controls we have over financial reporting, disclosures and related procedures.

The most significant impact of COVID-19 on our business has been to the quality of our loan portfolio and to net interest income as short-term interest rates have sharply declined. We have increased the qualitative factors used in the determination of the adequacy of our allowance for loan and lease loss in anticipation of the impact that COVID-19 will have on our clients and their ability to fulfill their obligations. We have no certainty that the provisions we made during the first quarter of 2020 will be sufficient to absorb the losses that stem from the impact of COVID-19 on our clients. As the longer-term effects on our clients from the COVID-19 pandemic become more apparent, we may need to charge-off some or all of the balance on certain loans and make further provisions to increase our allowance for loan and lease losses. These potential additional provisions for loan and lease losses will have a direct impact upon our capital, including the potential need to reevaluate the need for a valuation allowance on our deferred tax asset. At this time, we don't expect that there would be any material impairment to the valuation of other long-lived assets, right of use assets, or our investment securities.

The Bank is currently well capitalized under federal banking regulations that apply to all United States-based banks, see “Capital Ratios” section below for more information on the Bank’s capital position. In the event that future loan and leases loss and/or tax provisions reduce our capital surplus, we would be required to undertake measures to return the Bank's capital ratios to well capitalized levels, which could include but not be limited to raising additional capital or reducing the Banks asset size. We believe that we would have access to equity and debt markets to secure additional capital for the Bank should the need arise, but we have no certainty regarding the extent of the availability of these markets at the time such need would arise.

Increased demand for liquidity by our clients is another impact that we anticipate could occur should the COVID-19 effects be prolonged. As of March 31, 2020 the Company and the Bank's on-balance sheet liquidity was very strong and combined with our contingent liquidity resources, we believe that the Bank has sufficient resources to meet the liquidity needs of our clients. In response to COVID-19, the Federal Reserve has made other provisions that could assist the Bank in satisfying its liquidity needs, such as reducing our reserve requirement to zero, expanding access to the discount window through collateral pledging and extension of term borrowings.

The extent to which the COVID-19 pandemic affects the Company’s future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the duration and broad impacts of the pandemic, and current or future actions in response thereto. Management is working closely with our Board of Directors as we plan and execute our response to the significant disruption caused by the crisis. See “Management’s Discussion and Analysis of Financial Position and Results of Operations” and Part II, Item 1A, Risk Factors, for additional discussion of risks related to the COVID-19 pandemic.

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

Management believes the following were important factors in the Company’s performance during the three-month period ended March 31, 2020:

•

The Company recognized net income of $2,709,000 for the three-month period ended March 31, 2020, as compared to $3,104,000 for the same period in 2019.  The factors contributing to these results will be discussed below.

•

The Company recognized loan loss provisions of $450,000 during the three-month period ended March 31, 2020, as compared to no provisions during the first three months of 2019. The increase was primarily due to the organic growth of the loan portfolio during 2020 and an adjustment to the reserve calculation for qualitative risk factors related to the current economic environment.

•

Net interest income increased $117,000 or 1.2% for the three-month period ended March 31, 2020, compared to the same period in 2019.  The increase was primarily due to the organic growth of the loan portfolio.

•

Non-interest income increased by $9,000 or 0.7% for the three-months ended March 31, 2020, as compared to the same period in 2019, primarily due to an increase in the unrealized gain on an equity security and earnings from Bank Owned Life Insurance due to four additional policies purchased during the third quarter of 2019.

•

Non-interest expense increased by $216,000 or 3.0% for the three-month period ended March 31, 2020, as compared to the same period in 2019. The increase was mainly due to increased salaries and benefits, and other general operating expenses required to support the loan and deposit growth.

•

Total assets increased $8,850,000 or 0.8%, total net loans increased by $8,679,000 or 1.2% and investment securities increased by $55,141,000 or 28.5% in each case from December 31, 2019 to March 31, 2020, while deposits increased by $6,996,000 or 0.7% for the same period. Consequently, cash and cash equivalent balances decreased by $54,780,000.

Income Summary

For the three-month period ended March 31, 2020, the Company recorded net income of $2,709,000, representing a decrease of $395,000, as compared to the same period in 2019.  Return on average assets (annualized) was 0.95% for the three-months ended March 31, 2020, as compared to 1.17% for the same period in 2019.  Annualized return on average common equity was 9.52% for the three-months ended March 31, 2020, as compared to 12.54% for the same period in 2019. Net income before provisions for income taxes decreased by $540,000 for the three-month period ended March 31, 2020, from the comparable 2019 period.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

(In thousands)	Effect on Pre-Tax Income
Increase (Decrease)
Three Months Ended
March 31, 2020
Change from 2019 to 2020 in:
Net interest income	$117
Provision for loan losses	(450)
Non-interest income	9
Non-interest expense	(216)
Change in net income before income taxes	$(540)

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three-month period ended March 31, 2020, net interest income was $10,228,000, which represented an increase of $117,000 or 1.2%, from the comparable period in 2019. The increase is primarily due to loan growth and an increase in average cash account balances.

The net interest margin (net interest income as a percentage of average interest earning assets) was 3.93% for the three-month period ended March 31, 2020, compared to 4.16% for the same period in 2019. The decrease in net interest margin is primarily due to the negative impact that the Federal Open Market Committee (“FOMC”) interest rate cuts, during 2019 and 2020, had on our yield on earning assets. Earning asset yield decreased by 27 basis points for the three-month period ended March 31, 2020, as compared to the same period of 2019. Lessening this downward trend, was the deployment of low yielding cash equivalent balances into the loan portfolio, which recognized an average balance increase of $51 million in the three-month period of 2020 as compared to 2019.

The cost of funds on interest-bearing liabilities decreased by 6 basis point for the three-month period of 2020, as compared to the same period in 2019. The Company continues to recognize strong core deposit growth as evidenced by the increase in average non-interest-bearing demand deposit balances of $63 million, for the three-month period ended March 31, 2020, as compared to the same period of 2019.

Net interest income has already been impacted by the COVID-19 during the first quarter and there may be additional negative effects. First, interest rates have already declined sharply at the end of the first quarter which reduced the yield on our earning assets which will continue as assets mature and reprice. Second, an economic recession could reduce the demand for loans and cause credit quality deterioration leading to more non-accrual loans, for which interest income is not recognized. Third, an increase in demand for liquidity by our clients could result in a decrease in deposits and force us to rely on our lines of credit, which could potentially increase our cost of funds. As of March 31, 2020 the Company and the Bank's on-balance sheet liquidity was very strong and combined with our contingent liquidity resources, we believe that the Bank has sufficient resources to meet the liquidity needs of our clients.

The following tables show the relative impact of changes in average balances of interest earning assets and interest-bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three-month periods ended March 31, 2020 and 2019:

Net Interest Analysis

	Three months ended			Three months ended
	March 31, 2020			March 31, 2019
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)
Assets:
Earning assets:
Gross loans (1) (2)	$755,219	$8,812	4.68%	$704,346	$8,445	4.86%
Investment securities (2)	193,981	1,509	3.12%	207,530	1,683	3.29%
Federal funds sold	13,586	42	1.24%	8,517	51	2.43%
Interest-earning deposits	98,440	367	1.50%	82,342	516	2.54%
Total interest-earning assets	1,061,226	10,730	4.06%	1,002,735	10,695	4.33%
Total noninterest earning assets	81,407			72,420
Total assets	1,142,633			1,075,155
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	253,705	177	0.28%	245,969	216	0.36%
Money market deposits	236,089	103	0.17%	249,615	161	0.26%
Savings deposits	83,114	9	0.04%	79,817	12	0.06%
Time certificates of deposit $250,000 or more	17,921	29	0.65%	17,698	17	0.39%
Other time deposits	19,964	13	0.26%	23,292	16	0.28%

Total interest-bearing liabilities	610,793	331	0.22%	616,391	422	0.28%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	403,308			340,789
Other liabilities	14,397			17,614
Total noninterest-bearing liabilities	417,705			358,403
Shareholders' equity	114,135			100,361
Total liabilities and shareholders' equity	$1,142,633			$1,075,155
Net interest income		$10,399			$10,273
Net interest spread (3)			3.84%			4.05%
Net interest margin (4)			3.93%			4.16%

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

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest-bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three-month periods ended March 31, 2020 and 2019.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

(In thousands)

	For the Three Months Ended
	March 31, 2020 vs 2019
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$610	$(243)	$367
Investment securities (2)	(110)	(64)	(174)
Federal funds sold	30	(39)	(9)
Interest-earning deposits	102	(251)	(149)
Total interest income	$632	$(597)	$35

Interest expense:
Interest-earning DDA	$7	$(46)	$(39)
Money market deposits	(9)	(49)	(58)
Savings deposits	0	(3)	(3)
Time CD $250K or more	0	12	12
Other time deposits	(2)	(1)	(3)
Total interest expense	$(4)	$(87)	$(91)

Change in net interest income	$636	$(510)	$126

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

The table above reflects an increase of $636,000 in net interest income due to growth of earning asset balances combined with the overall change in mix of balances during the first quarter of 2020 as compared to the same period of 2019. The decrease in earning asset yields triggered by recent FOMC rate cuts resulted in an decrease of $510,000 to net interest income over the same period.

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

The Company recorded loan loss provisions of $450,000 during the three-months ended March 31, 2020, as compared to no provisions during the same period of 2019, mainly due to loan growth during 2020 and an adjustment to our reserve calculation for qualitative risk factors related to the current economic environment.

The provision of $450,000 during the first quarter was due mainly to the impact of the COVID-19 pandemic. Management reviewed the qualitative factors within the allowance for loan loss calculation and determined that a macro-economic adjustment was necessary to account for the potential negative impact of the financial strain that is being experienced by certain borrowers. Management will continue to closely monitor the economic impacts to our loan portfolio and may need to make further qualitative adjustments depending on the severity and longevity of the COVID-19 pandemic.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three-month period ended March 31, 2020, non-interest income was $1,284,000, representing an increase of $9,000 or 0.7%, compared to the same period in 2019.

The following tables show the major components of non-interest income:

(in thousands)	For the Three Months Ended March 31,
	2020	2019	$ change	% change
Service charges on deposits	$387	$393	$(6)	(1.5% )
Debit card transaction fee income	295	274	21	7.7%
Earnings on cash surrender value of life insurance	174	125	49	39.2%
Mortgage commissions	45	22	23	104.5%
Gains on sales and calls of securities	0	109	(109)	(100.0% )
Other income	383	352	31	8.8%
Total non-interest income	$1,284	$1,275	$9	0.7%

Service charges on deposits decreased by $6,000 for the three-months ended March 31, 2020, compared to the same period in 2019. The number of deposit accounts has increased but corresponding service fee income has decreased slightly due to higher balances per account which allow for service charges to be waived on certain accounts.

Debit card transaction fee income increased by $21,000 for the three-months ended March 31, 2020, compared to the same period in 2019, due to an increase in the number of deposit accounts and corresponding service fee income.

Earnings on cash surrender value of life insurance increased by $49,000 for the three-months ended March 31, 2020, compared to the same period in 2019. The increase was due to four new life insurance policies purchased on certain directors and officers during the third quarter of 2019.

Mortgage commissions increased by $23,000 for the three-months ended March 31, 2020, as compared to the same period of 2019, as the demand for home purchases and refinancing has expanded during 2019.

There were no gains or losses on calls and sales of securities during the three-months ended March 31, 2020, as compared to gains of $109,000 recorded in the same period of 2019, as the volume of called securities continues to be higher than normal in 2020 and 2019 due to the low interest rate environment.

Other income increased by $31,000 for the three-month period ended March 31, 2020, as compared to the same period of 2019, mainly due to an increase of $24,000 in investment advisory service fee income.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

(in thousands)	For the Three Months Ended March 31,
	2020	2019	$ change	% change
Salaries and employee benefits	$4,601	$4,404	$197	4.5%
Occupancy expenses	868	890	(22)	(2.5% )
Data processing fees	494	447	47	10.5%
Regulatory assessments (FDIC & DBO)	30	110	(80)	(72.7% )
Other operating expenses	1,456	1,382	74	5.4%
Total non-interest expense	$7,449	$7,233	$216	3.0%

Non-interest expenses increased by $216,000 or 3.0% for the three-months ended March 31, 2020, as compared to the same period of 2019.  Salaries and employee benefits increased $197,000 for the three-months ended March 31, 2020, as compared to the same period of 2019, primarily due to additional staffing required to support the continued loan and deposit growth.

Occupancy expenses decreased by $22,000 for the three-months ended March 31, 2020, as compared to the same period of 2019, due in part to a decrease in various maintenance expenses incurred to keep our branches at professional level our customers have come to expect.

Data processing fees increased by $47,000 for the three-month period ended March 31, 2020, as compared to the same period of 2019. The increase is mainly due to servicing costs on the growing number of loan and deposit accounts.

FDIC and DBO (California Department of Business Oversight) regulatory assessments decreased by $80,000 for the three-months ended March 31, 2020, as compared to the same period in 2019.  In January 2019, the FDIC sent notification that small banks less than $10 billion would receive assessment credits for the portion of their assessments that contributed to the growth in the Deposit Insurance Fund Reserve Ratio from 1.15% to 1.35%, to be applied when the reserve ratio reached 1.38%. That threshold has since been met and therefore the Company did not recognize any expense for FDIC assessments during the last three quarters. Additionally, the initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC and the Company’s risk profile has improved throughout 2019, resulting in a reduction in the Company’s assessment rate. However, management expects it to be offset by deposit growth throughout the remainder of 2020, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis.

Other expense increased by $74,000 for the three-months ended March 31, 2020, as compared to the same period in 2019, due to increases in a variety of general operating expenses as the Company’s business portfolios continue to expand.

Management anticipates that non-interest expense will continue to increase as the Company continues to grow.  However, management remains committed to cost-control and efficiency, and expects to keep these increases to a minimum relative to growth.

Income Taxes

The CARES Act, passed by Congress during the first quarter of 2020 in response to the COVID-19 pandemic, provides for assistance in the form of income tax related relief measures, including temporary changes to income tax laws such as the ability to carryback NOLs for a period of five years, which does not apply to our Company. Management performed an evaluation of the tax relief measures available, and determined there was no significant impact to our Company, and therefore, no tax relief provisions were applied.

The Company reported provisions for income taxes of $904,000 for the three-month period ended March 31, 2020, representing a decrease of $145,000, compared to the provisions reported in the comparable period of 2019. The effective income tax rate on income from continuing operations was 25.0% for the three-months ended March 31, 2020, compared to 25.3% for the comparable period of 2019. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, bank owned life insurance and certain tax-exempt loans). The disparity between the effective tax rates for 2020 as compared to 2019 is primarily due to tax credits from low income housing projects as well as tax free-income on municipal securities and loans that comprised a larger proportion of pre-tax income in 2020 as compared to 2019.

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

Non-accrual loans totaled $960,000 and $1,103,000 as of March 31, 2020 and December 31, 2019, respectively.  The non-accrual loans as of March 31, 2020 are loans made to two borrowers primarily for commercial real estate land and consumer residential. As of March 31, 2020, the Company had one loan considered troubled debt restructurings totaling $823,000, which is included in non-accrual loans.

OREO as of March 31, 2020 and December 31, 2019 consisted of one property, a residential land acquired through foreclosure that was written down to a zero balance because the public utilities have not been obtainable, therefore, rendering these land lots unmarketable at this time. There were no sales, acquisitions or fair value adjustments of OREO properties during the first three months of 2020 and 2019.

The following table presents information about the Bank’s non-performing assets, including asset quality ratios as of March 31, 2020 and December 31, 2019:

Non-Performing Assets

(in thousands)	March 31,	December 31,
	2020	2019
Loans in non-accrual status	$960	$1,103
Loans past due 90 days or more and accruing	0	0
Total non-performing loans	960	1,130
Other real estate owned	0	0
Total non-performing assets	$960	$1,103

Allowance for loan losses	$9,586	$9,146

Asset quality ratios:
Non-performing assets to total assets	0.08%	0.10%
Non-performing loans to total loans	0.13%	0.15%
Allowance for loan losses to total loans	1.26%	1.22%
Allowance for loan losses to total non-performing loans	998.54%	829.19%

Non-performing assets decreased by $143,000 as of March 31, 2020, as compared to December 31, 2019, due to payments received from borrowers on two loans on non-accrual status during the first quarter of 2020.

Allowance for Loan and Lease Losses

Due to credit risk inherent in the lending business, the Company routinely sets aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges for the outstanding loan portfolio have been credited to the allowance for loan losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company recorded loan loss provisions of $450,000 during the three-months ended March 31, 2020, as compared to no provisions in the same period of 2019. This increase is mainly a result of the higher volume of loan growth during 2020 as compared to 2019, and an adjustment to our loan loss reserve calculation to account for qualitative risk factors related to the current economic environment.

The provision of $450,000 during the first quarter was due mainly to the impact of the COVID-19 pandemic. Management reviewed the qualitative factors within the allowance for loan loss calculation and determined that a macro-economic adjustment was necessary to account for the potential negative impact of the financial strain that is being experienced by certain borrowers. Management will continue to closely monitor the economic impacts to our loan portfolio and may need to make further qualitative adjustments depending on the severity and longevity of the COVID-19 pandemic.

The allowance for loan losses increased by $440,000, to $9,586,000 as of March 31, 2020, as compared to $9,146,000 as of December 31, 2019, due to the $450,000 provision for loan loss during the first three months of 2020, which was partially offset by net loan charge-offs of $10,000 during the same period. These factors combined with the increase in the gross loan balance resulted in a slight increase in the allowance for loan losses as a percentage of total loans to 1.26% as of March 31, 2020, as compared to 1.22% as of December 31, 2019.

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

Although management believes the allowance as of March 31, 2020 was adequate to absorb probable losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on the Company’s service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of March 31, 2020, and December 31, 2019, the Company had $92,814,000 and $147,594,000, respectively, in cash and cash equivalents.

Investment Securities

Management of the investment securities portfolio focuses on providing an adequate level of liquidity and establishing an interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk. Investment securities that the Company intends to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale or equity securities.  Currently, all of the investment securities are classified as available-for-sale except for one mutual fund classified as an equity security with a carrying value of $3,371,000 as of March 31, 2020. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. The carrying values of equity securities are adjusted for unrealized gains or losses through noninterest income in the consolidated statement of income.

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

Deposits

Total deposits as of March 31, 2020 were $1,026,925,000, a $6,996,000 or 0.7% increase from the deposit total of $1,019,929,000 as of December 31, 2019.  Average deposits increased by $56,921,000 to $1,014,101,000 for the three-month period ended March 31, 2020 as compared to the same period in 2019, mainly due to core deposit growth. Management believes the Company attracted deposits due to the safety and soundness of the Bank and our focus on customer service.

Deposits Outstanding

	March 31,	December 31,	Three Month Change
(in thousands)	2020	2019	$	%

Demand	$671,230	$664,687	6,543	1.0%
MMDA	235,050	233,526	1,524	0.7%
Savings	83,479	82,789	690	0.8%
Time < $250K	19,568	20,785	(1,217)	(5.9% )
Time > $250K	17,598	18,142	(544)	(3.0% )
	$1,026,925	$1,019,929	$6,996	0.7%

Because the Company’s client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Four clients carry deposit balances of more than 1% of total deposits, but none had a deposit balance of more than 3% of total deposits as of March 31, 2020. Management believes that the Company’s funding concentration risk is not significant and is mitigated by the ample sources of funds the Bank has access to.

Since the deposit growth strategy emphasizes core deposit growth, the Company has avoided relying on brokered deposits as a consistent source of funds. The Company had no brokered deposits as of March 31, 2020 and December 31, 2019.

Borrowings

Although deposits are the primary source of funds for lending and investment activities and for general business purposes, the Company may obtain advances from the FHLB as an alternative to retail deposit funds. The outstanding FHLB advances remained a zero balance as of March 31, 2020 and December 31, 2019, as the Company continues to rely on deposit growth as its primary source of funding. See “Liquidity Management” below for the details on the FHLB borrowings program.

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

On September 17, 2019, the FDIC finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (CBLR) framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9.0%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. The CBLR framework became available for banks to use in their March 31, 2020, Call Report. The Company has performed a preliminary analysis of the changes to capital adequacy and reporting requirements within the quarterly Call Report, and has made the decision that it will not opt into the CBLR framework.

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

The following tables present a comparison of our actual capital ratios to the minimum required ratios as of the dates indicated:

(in thousands)			Regulatory
	Actual		Minimum (1)
Capital ratios for Bank:	Amount	Ratio	Amount	Ratio

As of March 31, 2020
Total capital (to Risk- Weighted Assets)	$117,606	12.1%	$101,910	>10.5%
Tier I capital (to Risk- Weighted Assets)	$107,624	11.1%	$82,499	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$107,624	11.1%	$67,940	>7.0%
Tier I capital (to Average Assets)	$107,624	9.5%	$45,379	>4.0%

As of December 31, 2019
Total capital (to Risk- Weighted Assets)	$115,713	12.3%	$98,423	>10.5%
Tier I capital (to Risk- Weighted Assets)	$106,140	11.3%	$79,676	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$106,140	11.3%	$65,615	>7.0%
Tier I capital (to Average Assets)	$106,140	9.5%	$44,948	>4.0%

Capital ratios for the Company:

As of March 31, 2020
Total capital (to Risk- Weighted Assets)	$117,606	12.2%	$101,927	>10.5%
Tier I capital (to Risk- Weighted Assets)	$107,624	11.1%	$82,512	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$107,624	11.1%	$67,951	>7.0%
Tier I capital (to Average Assets)	$107,624	9.5%	$45,383	>4.0%

As of December 31, 2019
Total capital (to Risk- Weighted Assets)	$115,910	12.4%	$98,428	>10.5%
Tier I capital (to Risk- Weighted Assets)	$106,337	11.3%	$79,680	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$106,337	11.3%	$65,619	>7.0%
Tier I capital (to Average Assets)	$106,337	9.5%	$44,951	>4.0%

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

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, the Company maintains a portion of funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. The Company obtains funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings. The Company’s primary use of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common and preferred stockholders. The Company’s liquid assets as of March 31, 2020 were $248.3 million compared to $241.0 million as of December 31, 2019.  The Company’s liquidity level measured as the percentage of liquid assets to total assets was 21.5% as of March 31, 2020, compared to 21.0% as of December 31, 2019. Liquidity increased during the first three months of 2020, mainly due to the deposit increase of $7 million, resulting in higher levels of cash. Management anticipates that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for operating, investing and financing needs and regulatory liquidity requirements for the next twelve months. Management monitors the Company’s liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, the Company relies on advances from the FHLB to supplement the supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of the loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of March 31, 2020, the Company’s borrowing capacity from the FHLB was approximately $286.9 million and there were no outstanding advances. The Company also maintains 2 lines of credit with correspondent banks to purchase up to $30 million in federal funds, for which there were no advances as of March 31, 2020.

During the period of uncertainty and volatility related to the COVID-19 pandemic, we will continue to monitor our liquidity.

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company provides various forms of credit lines to meet the financing needs of customers. These commitments, which represent a credit risk to us, are not represented in any form on the balance sheets.

As of March 31, 2020 and December 31, 2019, the Company had commitments to extend credit of $153.2 million and $164.7 million, respectively, which includes obligations under letters of credit of $2.7 million and $3.1 million, respectively.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For qualitative and quantitative disclosures about market risk, please see the sections entitled “Market Risk” and “Interest Rate Management” in Item 7 of the Company’s 2019 Annual Report on Form 10-K. As of March 31, 2020, the Company’s exposures to market risk have not changed materially since December 31, 2019. We will continue to monitor our exposures to market risk in light of the COVID-19 pandemic.

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

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the Evaluation Date. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. The design of our processes and controls allow for remote execution with accessibility to secure data. We are continually monitoring and assessing the COVID-19 situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.

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

The following risk factor supplements, and should be read in conjunction with, the risk factors described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The coronavirus (“COVID-19”) pandemic could adversely impact certain industries in which the Company’s customers operate and impair their ability to fulfill their obligations to the Company. Further, the spread of the pandemic could lead to an economic recession or other severe disruptions in the U.S. economy and may disrupt banking and other financial activity in the areas in which the Company operates and could potentially create widespread business continuity issues for the Company.

The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. The spread of highly infectious or contagious diseases could cause severe disruptions in the U.S. economy at large, and for small businesses in particular, which could disrupt the Company’s operations and if the global response to contain the COVID-19 pandemic escalates or is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. The COVID-19 pandemic may result in a decrease in our customers’ businesses, a decrease in consumer confidence and business generally or a disruption in the services provided by the Company. Disruptions to our customers could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, declines in revenues, negatively impact regional economic conditions, result in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations and deposit availability and negatively impact the implementation of our growth strategy. The Company relies upon its third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide the Company with these services, it could negatively impact the Company’s ability to serve its customers. Furthermore, the pandemic could negatively impact the ability of the Company’s employees and customers to engage in banking and other financial transactions in the geographic areas in which the Company operates and could create widespread business continuity issues for the Company. The Company also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of a COVID-19 pandemic in our market areas. Although the Company has business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

The extent to which the COVID-19 global pandemic and measures taken in response to it will impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict; these developments include, but are not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or address its impact, U.S. and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.

See Note 8 to our Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Position and Results of Operations” for additional discussion of risks related to the COVID-19 pandemic and the actual operational and financial impacts that we have experienced to date.

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

Oak Valley Bancorp
Date: May 11, 2020	By:	/s/ JEFFREY A. GALL
Jeffrey A. Gall
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)