Form 10-Q/A
period 2020-03-31
Oak Valley Bancorp
filed 2020-05-12
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 , which Oak Valley Bancorp (the “Company”) originally filed with the Securities and Exchange Commission (“SEC”) on May 11, 2020 (the “Original Filing”). This Form 10-Q/A is being filed solely to correct an error in the Company’s reporting of the loans in which payments were deferred as a result of the economic stress placed on certain loan customers due to the COVID-19 pandemic.  As reported in “Footnote 9 – Subsequent Events” to the Company’s financial statements, the total loans that were granted payment deferrals should have been reported as $43,236,000 instead of $432,236,000.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing, as amended, in its entirety; however, except as described above, this Form 10-Q/A  does not modify, amend, or update any other disclosures or information presented in the Original Filing, and this Form 10-Q/A  does not reflect events occurring after the filing of the Original Filing.

This Form 10-Q/A also contains new certifications by the Company’s principal executive officer and principal financial officer, which are being filed as exhibits to the Form 10-Q/A (Exhibits 31.01, 31.02, and 32.01).

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

The COVID-19 Pandemic has negatively impacted the revenue streams of certain clients of the Company, and therefore, the Company has elected to allow these clients to defer payments for a term up to six months.  These deferrals were specifically related to the pandemic and the resulting economic hardships.  No deferrals were granted to during the first quarter of 2020.  As of May 7, 2020, the Company has agreed to payment deferrals on 33 loans with an outstanding balance of $43,236,000 thus far during the second quarter of 2020.  After an evaluation of financial stability, no specific loan loss reserve allocation was required on any of these loans at the time of deferral.

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

Oak Valley Bancorp
Date: May 12, 2020	By:	/s/ JEFFREY A. GALL
Jeffrey A. Gall
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)