Form 10-Q
period 2020-06-30
Oak Valley Bancorp
filed 2020-08-10
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,215,407 shares of common stock outstanding as of July 31, 2020.

Oak Valley Bancorp

June 30, 2020

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	2

Condensed Consolidated Balance Sheets at June 30, 2020 (Unaudited) and December 31, 2019		2

Condensed Consolidated Statements of Income for the three and six-month periods ended June 30, 2020 and June 30, 2019 (Unaudited)		3

Condensed Consolidated Statements of Comprehensive Income for the three and six-month periods ended June 30, 2020 and June 30, 2019 (Unaudited)		4

Condensed Consolidated Statements of Changes of Shareholders’ Equity for the three and six-month periods ended June 30, 2020 and June 30, 2019 (Unaudited)		5

Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2020 and June 30, 2019 (Unaudited)		6

Notes to Condensed Consolidated Financial Statements		7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	43

PART II – OTHER INFORMATION		44

Item 1.	Legal Proceedings	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	46

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)	June 30,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$116,532	$133,809
Federal funds sold	52,345	13,785
Cash and cash equivalents	168,877	147,594

Securities - available for sale	241,541	190,088
Securities - equity investments	3,406	3,297
Loans, net of allowance for loan losses of $11,443 and $9,146 at June 30, 2020 and December 31, 2019, respectively	984,804	741,047
Cash surrender value of life insurance	24,981	24,631
Bank premises and equipment, net	15,291	15,229
Goodwill and other intangible assets, net	3,788	3,837
Interest receivable and other assets	22,192	22,062

	$1,464,880	$1,147,785

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$1,299,864	$1,019,929
Federal Home Loan Bank advances	30,000	0
Interest payable and other liabilities	15,109	15,286
Total liabilities	1,344,973	1,035,215

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,215,407 and 8,210,147 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	25,435	25,435
Additional paid-in capital	3,957	3,777
Retained earnings	85,102	80,961
Accumulated other comprehensive income, net of tax	5,413	2,397
Total shareholders’ equity	119,907	112,570

	$1,464,880	$1,147,785

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2020	2019	2020	2019
INTEREST INCOME
Interest and fees on loans	$9,820	$8,615	$18,610	$17,042
Interest on securities	1,599	1,525	2,958	3,064
Interest on federal funds sold	4	56	47	107
Interest on deposits with banks	29	315	396	831
Total interest income	11,452	10,511	22,011	21,044

INTEREST EXPENSE
Deposits	274	383	605	805
FHLB advances	32	0	32	0
Total interest expense	306	383	637	805

Net interest income	11,146	10,128	21,374	20,239
Provision for loan losses	1,860	95	2,310	95

Net interest income after provision for loan losses	9,286	10,033	19,064	20,144

NON-INTEREST INCOME
Service charges on deposits	269	403	656	796
Debit card transaction fee income	312	327	607	601
Earnings on cash surrender value of life insurance	176	127	350	252
Mortgage commissions	6	27	51	50
Gains on calls of available-for-sale securities	1	1	1	110
Other	259	357	642	708
Total non-interest income	1,023	1,242	2,307	2,517

NON-INTEREST EXPENSE
Salaries and employee benefits	3,947	4,480	8,548	8,884
Occupancy expenses	886	857	1,754	1,746
Data processing fees	505	472	999	918
Regulatory assessments (FDIC & DBO)	72	102	102	212
Other operating expenses	1,464	1,399	2,920	2,783
Total non-interest expense	6,874	7,310	14,323	14,543

Net income before provision for income taxes	3,435	3,965	7,048	8,118

Total provision for income taxes	854	1,002	1,758	2,051
Net Income	$2,581	$2,963	$5,290	$6,067

Net income per share	$0.32	$0.37	$0.65	$0.75

Net income per diluted share	$0.32	$0.37	$0.65	$0.75

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(dollars in thousands)	2020	2019	2020	2019

Net income	$2,581	$2,963	$5,290	$6,067
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains arising during the period	4,004	1,813	4,282	3,534
Less: reclassification for net gains included in net income	(1)	(1)	(1)	(110)
Other comprehensive income, before tax	4,003	1,812	4,281	3,424
Tax expense related to items of other comprehensive income	(1,184)	(535)	(1,265)	(1,012)
Total other comprehensive income	2,819	1,277	3,016	2,412
Comprehensive income	$5,400	$4,240	$8,306	$8,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	THREE MONTHS ENDED JUNE 30, 2020 AND 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, April 1, 2019	8,209,750	$25,435	$3,399	$72,684	$700	$102,218
Restricted stock surrendered for tax withholding	(897)		(25)			(25)
Stock based compensation			150			150
Other comprehensive income					1,277	1,277
Net income				2,963		2,963
Balances, June 30, 2019	8,208,853	$25,435	$3,524	$75,647	$1,977	$106,583

Balances, April 1, 2020	8,216,714	$25,435	$3,837	$82,521	$2,594	$114,387
Restricted stock issued	0					0
Restricted stock forfeited	(900)					0
Restricted stock surrendered for tax withholding	(407)		(6)			(6)
Stock based compensation			126			126
Other comprehensive income					2,819	2,819
Net income				2,581		2,581
Balances, June 30, 2020	8,215,407	$25,435	$3,957	$85,102	$5,413	$119,907

	SIX MONTHS ENDED JUNE 30, 2020 AND 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2019	8,194,805	$25,429	$3,358	$70,686	$(435)	$99,038
Stock options exercised	1,000	6				6
Restricted stock issued	20,845					0
Restricted stock forfeited	(1,500)					0
Restricted stock surrendered for tax withholding	(6,297)		(115)			(115)
Cash dividends declared $0.135 per share of common stock				(1,106)		(1,106)
Stock based compensation			281			281
Other comprehensive income					2,412	2,412
Net income				6,067		6,067
Balances, June 30, 2019	8,208,853	$25,435	$3,524	$75,647	$1,977	$106,583

Balances, January 1, 2020	8,210,147	$25,435	$3,777	$80,961	$2,397	$112,570
Restricted stock issued	14,006					0
Restricted stock forfeited	(2,400)					0
Restricted stock surrendered for tax withholding	(6,346)		(106)			(106)
Cash dividends declared $0.140 per share of common stock				(1,149)		(1,149)
Stock based compensation			286			286
Other comprehensive income					3,016	3,016
Net income				5,290		5,290
Balances, June 30, 2020	8,215,407	$25,435	$3,957	$85,102	$5,413	$119,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
(dollars in thousands)	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,290	$6,067
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	2,310	95
Increase in deferred fees/costs, net	6,133	53
Depreciation	574	540
Amortization of investment securities, net	305	509
Stock based compensation	286	281
Gain on calls of available for sale securities	(1)	(110)
Earnings on cash surrender value of life insurance	(350)	(252)
Increase in interest payable and other liabilities	413	4,371
(Increase) decrease in interest receivable	(1,322)	356
Increase in other assets	(24)	(4,759)
Net cash from operating activities	13,614	7,151

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(67,627)	(18,609)
Purchases of equity securities	(42)	(44)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	20,084	23,058
Investment in LIHTC	(590)	(399)
Net increase in loans	(252,200)	(6,268)
Purchase of FHLB Stock	0	(404)
Purchases of premises and equipment	(636)	(453)
Net cash used in investing activities	(301,011)	(3,119)

CASH FLOWS FROM FINANCING ACTIVITIES:
FHLB advanced funds	50,000	0
FHLB payments	(20,000)	0
Shareholder cash dividends paid	(1,149)	(1,106)
Net increase (decrease) in demand deposits and savings accounts	281,307	(36,046)
Net decrease in time deposits	(1,372)	(1,359)
Proceeds from exercise of stock options	0	6
Tax withholding payments on vested restricted shares surrendered	(106)	(115)
Net cash from (used in) financing activities	308,680	(38,620)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,283	(34,588)

CASH AND CASH EQUIVALENTS, beginning of period	147,594	126,145

CASH AND CASH EQUIVALENTS, end of period	$168,877	$91,557

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$576	$806
Income taxes	$2,374	$2,870

NON-CASH INVESTING ACTIVITIES:
Change in unrealized gain on securities	$4,281	$3,424
Change in contributions payable to LIHTC limited partner investment	$(590)	$(399)
Lease right-of-use assets	$(55)	$4,351

NON-CASH FINANCING ACTIVITIES:
Present value of lease obligations	$15	$4,758

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

The consolidated financial statements include the accounts of the parent company and its wholly-owned bank subsidiary. Unless otherwise stated, the “Company” refers to the consolidated entity, Oak Valley Bancorp, while the “Bank” refers to Oak Valley Community Bank. All material intercompany transactions have been eliminated. The interim consolidated financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six-month periods ended June 30, 2020 are not necessarily indicative of the results of a full year’s operations. Certain prior year amounts have been reclassified to conform to the current year presentation. There was no effect on net income or shareholders’ equity as previously reported as a result of reclassifications. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2019.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the Company’s consolidated financial statements include the allowance for loan losses and fair value measurements. The estimates and assumptions may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from these estimates due to the uncertainty around the magnitude and duration of the COVID-19 pandemic, as well as other factors.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). This update revises the methodology used by financial institutions under GAAP to recognize credit losses in the financial statements.  Currently, GAAP requires the use of the incurred loss model, whereby financial institutions recognize in current period earnings, incurred credit losses and those inherent in the financial statements, as of the date of the balance sheet.    This guidance results in a new model for estimating the allowance for loan and lease losses, commonly referred to as the Current Expected Credit Loss (“CECL”) model.  Under the CECL model, financial institutions are required to estimate future credit losses and recognize those losses in current period earnings.  The amendments within the update are effective for fiscal years and all interim periods beginning after December 15, 2019, with early adoption permitted.  In October 2019, FASB approved an amendment that will delay the adoption of this ASU for three years for certain entities including the Company since we are classified as a Small Reporting Company. Accordingly, this ASU will become effective for the Company on January 1, 2023. Upon adoption of the amendments within this update, the Company will be required to make a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. The Company is currently in the process of evaluating the impact the adoption of this update will have on its financial statements. While the Company has not quantified the impact of this ASU, it does expect changing from the current incurred loss model to an expected loss model will result in an earlier recognition of losses.

In January 2017, the FASB issued ASU 2017-04, Intangibles Goodwill and Other (Subtopic 350): Simplifying the Test for Goodwill Impairment. The provisions of the update eliminate the existing second step of the goodwill impairment test which provides for the allocation of reporting unit fair value among existing assets and liabilities, with the net leftover amount representing the implied fair value of goodwill. In replacement of the existing goodwill impairment rule, the update will provide that impairment should be recognized as the excess of any of the reporting unit’s goodwill over the fair value of the reporting unit. Under the provisions of this update, the amount of the impairment is limited to the carrying value of the reporting unit’s goodwill. For public business entities that are Securities and Exchange Commission filers, the amendments of the update will become effective in fiscal years beginning after December 15, 2019. The Company adopted the standards update January 1, 2020 and evaluates goodwill in accordance with the provisions of the standard.  Based on the Company’s evaluation, there is no impairment of goodwill.

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

NOTE 3 – SECURITIES

Equity Securities

The Company held equity securities with fair values of $3,406,000 and $3,297,000 as of June 30, 2020 and December 31, 2019, respectively. There were no sales of equity securities during the three and six-month periods ended June 30, 2020 and 2019. Consistent with ASU 2016-01, these securities are carried at fair value with the changes in fair value recognized in the consolidated statements of income. Accordingly, the Company recognized gains of $15,000 and $66,000 during the three and six months ended June 30, 2020, respectively, as compared to gains of $47,000 and $90,000 during the same periods of 2019.

Debt Securities

Debt securities have been classified in the financial statements as available for sale. The amortized cost and estimated fair values of debt securities as of June 30, 2020 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$27,944	$1,006	$(12)	$28,938
Collateralized mortgage obligations	1,416	20	(70)	1,366
Municipalities	129,084	8,530	0	137,614
Small Business Administration (“SBA”)pools	5,578	5	(36)	5,547
Corporate debt	18,253	191	(662)	17,782
Asset backed securities	51,581	304	(1,591)	50,294
	$233,856	$10,056	$(2,371)	$241,541

The following tables detail the gross unrealized losses and fair values of debt securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2020.

(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$3,042	(11)	$284	$(1)	$3,326	$(12)
Collateralized mortgage obligations	590	(70)	0	0	590	(70)
Municipalities	0	0	0	0	0	0
SBA pools	1,202	(8)	3,057	(28)	4,259	(36)
Corporate debt	2,834	(42)	5,881	(620)	8,715	(662)
Asset backed securities	20,229	(574)	20,245	(1,017)	40,474	(1,591)
Total temporarily impaired securities	$27,897	$(705)	$29,467	$(1,666)	$57,364	$(2,371)

As of June 30, 2020, three corporate debts, one U.S. agency, five Small Business Administration (“SBA”) pools and eleven asset backed securities make up the total debt securities in an unrealized loss position for greater than 12 months. As of June 30, 2020, twelve asset backed securities, two corporate debt securities, five U.S. agencies, two SBA pools, one municipality and one collateralized mortgage obligation make up the total debt securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and the volatility of the security’s fair value. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to asset backed securities that are backed by federal government guaranteed student loans that are repaying slower than expected due to legislation that allows borrowers to extend payment schedules based on their income level. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities as of June 30, 2020, segregated by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$26,650	$26,757
Due after one year through five years	72,441	75,966
Due after five years through ten years	65,526	68,998
Due after ten years	69,239	69,820
	$233,856	$241,541

The amortized cost and estimated fair values of debt securities as of December 31, 2019 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$31,180	$566	$(17)	$31,729
Collateralized mortgage obligations	1,618	5	(9)	1,614
Municipalities	86,826	3,746	(1)	90,571
SBA pools	6,419	9	(33)	6,395
Corporate debt	19,253	173	(458)	18,968
Asset backed securities	41,389	76	(654)	40,811
	$186,685	$4,575	$(1,172)	$190,088

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

At December 31, 2019, one municipality, three U.S. agencies, six corporate debts, five SBA pools, one collateralized mortgage obligations and eleven asset backed securities make up the total debt securities in an unrealized loss position for greater than 12 months. At December 31, 2019, three U.S. agencies, eight asset backed securities, two SBA pools and two corporate debts make up the total debt securities in a loss position for less than 12 months.

The Company recognized gains on called securities of $1,000 during the three and six-month period ended June 30, 2020, compared to gains of $1,000 and $110,000, respectively, for the same periods during 2019. There were no sales of available-for-sale securities during the six-months ended June 30, 2020 and 2019.

Debt securities carried at $153,055,000 and $123,381,000 as of June 30, 2020 and December 31, 2019, respectively, were pledged to secure deposits of public funds.

NOTE 4 – LOANS

The Company’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of June 30, 2020, approximately 63% of the Company’s loans are commercial real estate loans which include construction loans Approximately 31% of the Company’s loans are for general commercial uses including professional, retail, and small business. Also included in the commercial and industrial loans in the table below are Paycheck Protection Program Loans (“PPP”) totaling $234,942,000. Additionally, 3% of the Company’s loans are for residential real estate and other consumer loans. The remaining 3% are agriculture loans. Loan totals were as follows:

(in thousands)	June 30, 2020	December 31, 2019
Commercial real estate:
Commercial real estate- construction	$38,975	$53,169
Commercial real estate- mortgages	512,460	475,146
Land	6,015	8,367
Farmland	73,408	70,320
Commercial and industrial	311,102	77,704
Consumer	1,098	1,274
Consumer residential	33,585	36,647
Agriculture	26,529	28,358
Total loans	1,003,172	750,985

Less:
Deferred loan fees and costs, net	(6,925)	(792)
Allowance for loan losses	(11,443)	(9,146)
Net loans	$984,804	$741,047

Paycheck Protection Program. With the passage of the Paycheck Protection Program (“PPP”), administered by the SBA, the Company assisted its customers with applications for resources through the program. As of April 16, 2020, all $350 billion of the available funds under Round One of this program had been allocated. The Treasury Department later announced that an additional $310 billion would be available for Round Two of PPP, which commenced on April 27, 2020. As of June 30, 2020, the SBA reported that approximately $132 billion was unallocated and available for funding under Round Two. PPP loans have a two-year term and earn interest at 1%. The Company believes that the majority of these loans will ultimately be forgiven by the SBA in accordance with the terms of the program which will result in loan pay-offs throughout the remainder of the year. As of June 30, 2020, the Company has received approvals with the SBA for 1,461 PPP loans representing approximately $234,942,000 in funding. As a result, the Company is expecting to receive fee income that will be recorded in total interest income, amortized over the life of the loans. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for credit losses through additional provision for credit loss expense charged to earnings.

COVID-19 Related Loan Payment Deferrals. The COVID-19 Pandemic has negatively impacted the revenue streams of certain clients of the Company, and therefore, the Company has elected to allow these clients to defer payments for a term up to six months. These deferrals were specifically related to the pandemic and the resulting economic hardships. No deferrals were granted to during the first quarter of 2020. As of June 30, 2020, the Company has agreed to payment deferrals on 53 loans with an outstanding balance of $74,868,000 during the second quarter of 2020. After an evaluation of financial stability, no specific loan loss reserve allocation was required on any of these loans at the time of deferral. In accordance with regulatory and accounting guidance, these short-term modifications granted in response to the COVID-19 pandemic are not considered to be troubled debt restructurings.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. As of June 30, 2020 and December 31, 2019, commercial real estate loans equal to approximately 38% and 39%, respectively, of the outstanding principal balance of commercial real estate loans were secured by owner-occupied properties.

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

The Company originates consumer loans utilizing common underwriting criteria specified in policy. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting standards for 1-4 family residential loans, home equity lines and loans follow bank policy, which include, but are not limited to, a maximum loan-to-value percentage of 80%, a maximum housing and total debt ratio of 36% and 42%, respectively, and other specified credit and documentation requirements.

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

Non-accrual loans, segregated by class of loans, were as follows:

(in thousands)	June 30, 2020	December 31, 2019
Commercial real estate:
Commercial real estate- construction	$0	$0
Commercial real estate- mortgages	0	0
Land	790	855
Farmland	0	0
Commercial and industrial	0	0
Consumer	0	0
Consumer residential	137	248
Agriculture	0	0
Total non-accrual loans	$927	$1,103

Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income of approximately $11,000 and $22,000 in the three and six-month periods ended June 30, 2020, respectively, as compared to $14,000 and $29,000 in the same periods of 2019.

The following table analyzes past due loans including the past due non-accrual loans in the above table, segregated by class of loans, as of June 30, 2020 (in thousands):

June 30, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$38,975	$38,975	$0
Commercial R.E. - mortgages	0	0	0	0	512,460	512,460	0
Land	0	0	0	0	6,015	6,015	0
Farmland	0	0	0	0	73,408	73,408	0
Commercial and industrial	0	0	0	0	311,102	311,102	0
Consumer	0	0	0	0	1,098	1,098	0
Consumer residential	0	0	137	137	33,448	33,585	0
Agriculture	0	0	0	0	26,529	26,529	0
Total	$0	$0	$137	$137	$1,003,035	$1,003,172	$0

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

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. There was no interest income realized on impaired loans for the three and six-months ended June 30, 2020 and 2019.

Impaired loans as of June 30, 2020 are set forth in the following table.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
June 30, 2020
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0
Land	828	0	790	790	680
Farmland	0	0	0	0	0
Commercial and Industrial	0	0	0	0	0
Consumer	0	0	0	0	0
Consumer residential	137	137	0	137	0
Agriculture	0	0	0	0	0
Total	$965	$137	$790	$927	$680

Average recorded investment in impaired loans outstanding as of June 30, 2020 and 2019 is set forth in the following table.

(in thousands)	Average Recorded Investment for the Three Months Ended June 30,		Average Recorded Investment for the Six Months Ended June 30,
	2020	2019	2020	2019
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0
Land	803	906	819	906
Farmland	0	0	0	0
Commercial and Industrial	0	0	0	0
Consumer	0	0	0	0
Consumer residential	137	11	164	12
Agriculture	0	0	0	0
Total	$940	$917	$983	$918

Impaired loans as of December 31, 2019 are set forth in the following table.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
December 31, 2019
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	873	0	855	855	680	892
Farmland	0	0	0	0	0	0
Commercial and Industrial	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Consumer residential	312	248	0	248	0	113
Agriculture	0	0	0	0	0	0
Total	$1,185	$248	$855	$1,103	$680	$1,005

Troubled Debt Restructurings – In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

As of June 30, 2020, there was one loan that was considered to be a troubled debt restructuring totaling $790,000, which is included in non-accrual loans. The troubled debt restructuring as of June 30, 2020 was not related to the economic challenges caused by the COVID-19 pandemic. As of December 31, 2019, there was one loan that was considered to be a troubled debt restructuring totaling $855,000, which is included in non-accrual loans. As of June 30, 2020 and December 31, 2019, there were no unfunded commitments on loans classified as a troubled debt restructurings. The Company has allocated $680,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of June 30, 2020 and December 31, 2019.

During the six-months ended June 30, 2020 and 2019, there were no loans that were modified as troubled debt restructurings. The modification of the terms of such loans typically includes one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date; or a temporary payment modification in which the payment amount allocated towards principal was reduced. In some cases, a permanent reduction of the accrued interest on the loan is conceded.

There were no loans modified as troubled debt restructurings within the previous twelve months and for which there was a payment default during the six-month periods ended June 30, 2020 and 2019. A loan is considered to be in payment default once it is ninety days contractually past due under the modified terms.

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

4(W).Watch Acceptable Loan - Watch grade will be assigned to any credit that is adequately secured and performing but monitored for a number of indicators. These characteristics may include:

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

5.Special Mention Loan - A special mention extension of credit is defined as having potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may, at some future date result in the deterioration of the repayment prospects for the credit or the institution’s credit position. Extensions of credit that might be detailed in this category include the following:

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

6.Substandard Loan - A “substandard” extension of credit is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Extensions of credit so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard credits, does not have to exist in individual extensions of credit classified as substandard.

7.Doubtful Loan - An extension of credit classified as “doubtful” has all the weaknesses inherent in one classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high but because of certain important and reasonably specific pending factors that may work to the advantage of and strengthen the credit, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors may include a proposed merger or acquisition, liquidation proceedings, capital injection, perfecting liens on additional collateral or refinancing plans. The entire loan need not be classified as doubtful when collection of a specific portion appears highly probable. An example of proper use of the doubtful category is the case of a company being liquidated, with the trustee-in-bankruptcy indicating a minimum disbursement of 40 percent and a maximum of 65 percent to unsecured creditors, including the Bank. In this situation, estimates are based on liquidation value appraisals with actual values yet to be realized. By definition, the only portion of the credit that is doubtful is the 25 percent difference between 40 and 65 percent.

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

8.Loss - Extensions of credit classified as “loss” are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the credit has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off, even though partial recovery may be affected in the future. It should not be the Company’s practice to attempt long-term recoveries while the credit remains on the books. Losses should be taken in the period in which they surface as uncollectible.

As of June 30, 2020 and December 31, 2019, there are no loans that are classified with risk grades of 7- Doubtful or 8- Loss.

The following table presents weighted average risk grades of the Company’s loan portfolio:

	June 30, 2020	December 31, 2019
	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.00	3.00
Commercial real estate - mortgages	3.10	3.02
Land	3.95	3.72
Farmland	3.07	3.04
Commercial and industrial	3.02	3.05
Consumer	2.23	2.29
Consumer residential	3.02	3.02
Agriculture	3.16	3.17
Total gross loans	3.07	3.03

The following table presents risk grade totals by class of loans as of June 30, 2020 and December 31, 2019. Risk grades 1 through 4(W) have been aggregated in the “Pass” line.

(in thousands)	Commercial R.E. Construction	Commercial R.E. Mortgages	Land	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

June 30, 2020
Pass	$38,975	$511,694	$5,225	$71,960	$309,258	$1,075	$33,409	$24,600	$996,196
Special mention	-	766	-	366	-	-	-	1,608	2,740
Substandard	-	-	790	1,082	1,844	23	176	321	4,236
Total loans	$38,975	$512,460	$6,015	$73,408	$311,102	$1,098	$33,585	$26,529	$1,003,172

December 31, 2019
Pass	$53,169	$471,594	$7,512	$69,002	$74,960	$1,249	$36,470	$26,512	$740,468
Special mention	-	3,552	-	1,207	550	-	-	1,846	7,155
Substandard	-	-	855	111	2,194	25	177	-	3,362
Total loans	$53,169	$475,146	$8,367	$70,320	$77,704	$1,274	$36,647	$28,358	$750,985

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and six-months ended June 30, 2020 and 2019. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses

For the Three and Six Months Ended June 30, 2020 and 2019

(in thousands)	Commercial	Commercial		Consumer
Three Months Ended June 30, 2020	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$7,688	$1,068	$33	$328	$466	$3	$9,586
Charge-offs	0	0	(5)	0	0	0	(5)
Recoveries	0	0	2	0	0	0	2
Provision for (reversal of) loan losses	1,255	4	4	(7)	75	529	1,860
Ending balance	$8,943	$1,072	$34	$321	$541	$532	$11,443

(in thousands)	Commercial	Commercial		Consumer
Six Months Ended June 30, 2020	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$7,170	$1,000	$38	$306	$525	$107	$9,146
Charge-offs	0	0	(16)	(2)	0	0	(18)
Recoveries	0	0	4	1	0	0	5
Provision for (reversal of) loan losses	1,773	72	8	16	16	425	2,310
Ending balance	$8,943	$1,072	$34	$321	$541	$532	$11,443

	Commercial	Commercial		Consumer
Three Months Ended June 30, 2019	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$6,540	$961	$33	$293	$669	$181	$8,677
Charge-offs	0	0	(4)	0	0	0	(4)
Recoveries	0	0	1	1	0	0	2
Provision for (reversal of) loan losses	135	134	3	(2)	3	(178)	95
Ending balance	$6,675	$1,095	$33	$292	$672	$3	$8,770

	Commercial	Commercial		Consumer
Six Months Ended June 30, 2019	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$6,580	$1,065	$39	$304	$693	$4	$8,685
Charge-offs	0	0	(14)	0	0	0	(14)
Recoveries	0	0	3	1	0	0	4
Provision for (reversal of) loan losses	95	30	5	(13)	(21)	(1)	95
Ending balance	$6,675	$1,095	$33	$292	$672	$3	$8,770

The following table details the allowance for loan losses and ending gross loan balances as of June 30, 2020 and December 31, 2019, summarized by collective and individual evaluation methods of impairment.

(in thousands)	Commercial	Commercial		Consumer
June 30, 2020	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Allowance for loan losses for loans:
Individually evaluated for impairment	$680	$0	$0	$0	$0	$0	$680
Collectively evaluated for impairment	8,263	1,072	34	321	541	532	10,763
	$8,943	$1,072	$34	$321	$541	$532	$11,443

Ending gross loan balances:
Individually evaluated for impairment	$790	$0	$0	$137	$0	$0	$927
Collectively evaluated for impairment	630,068	311,102	1,098	33,448	26,529	0	1,002,245
	$630,858	$311,102	$1,098	$33,585	$26,529	$0	$1,003,172
December 31, 2019
Allowance for loan losses for loans:
Individually evaluated for impairment	$680	$0	$0	$0	$0	$0	$680
Collectively evaluated for impairment	6,490	1,000	38	306	525	107	8,466
	$7,170	$1,000	$38	$306	$525	$107	$9,146

Ending gross loan balances:
Individually evaluated for impairment	$855	$0	$0	$248	$0	$0	$1,103
Collectively evaluated for impairment	606,147	77,704	1,274	36,399	28,358	0	749,882
	$607,002	$77,704	$1,274	$36,647	$28,358	$0	$750,985

Changes in the reserve for off-balance-sheet commitments were as follows:

(in thousands)	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2020	2019	2020	2019

Balance, beginning of period	$396	$445	$427	$396
Provision (Reversal) to Operations for Off Balance Sheet Commitments	23	35	(8)	84
Balance, end of period	$419	$480	$419	$480

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

At June 30, 2020 and December 31, 2019, loans carried at $768,230,000 and $750,985,000, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 5 — LEASES

We have historically entered into a number of lease arrangements under which we are the lessee. We have elected the practical expedient to rely on our original lease classification at the commencement of each lease contract, and not reassess the lease classifications upon the adoption of ASU No. 2016-02, Leases (Topic 842) on the effective date of January 1, 2019. Therefore, all of the Company’s leases are determined to be operating leases. The other practical expedients the Company adopted are: (1) combining lease and non-lease components into a single liability amount and (2) leases with fair values of less than $5,000 were not included as they are not considered to be material. The Company does not have any short-term leases in which the original term at commencement is twelve months or less and therefore, there is no impact of short-term leases on the initial Right of Use (ROU) asset or lease liability recorded on January 1, 2019. As of June 30, 2020, the ROU asset totaled $4,367,000.

Most of our office leases include one or more optional renewal periods. The Company has not elected the hindsight practical expedient and therefore, potential payments related to future lease renewal options are not reflected in the ROU asset and lease liability. Generally, all of the lease contracts have annual rent payment increases, some of which are based on the Consumer Price Index, and others are fixed increases that are set forth within the contracts. The majority of our lease contracts are gross leases, in which a single monthly payment includes the lessor’s property and casualty insurance costs, property taxes, and common area maintenance associated with the property.

The Company determined the operating lease liability as of January 1, 2019, by calculating the present value of remaining base rent cash payments on each of its leases, excluding any renewal options regardless of the likelihood that the option would be exercised. As of January 1, 2019, the weighted average remaining term of the lease contracts was 7.9 years and the weighted average discount rate used to calculate the present value of the operating lease liability was 3.12%. The discount rate was based on our incremental borrowing rate through our line of credit with the Federal Home Loan Bank (“FHLB”) as of January 1, 2019, for the borrowing term that was equal to the remaining term of each lease. The resulting operating lease liability recorded as of January 1, 2019 was $5,246,000, which is included in interest payable and other liabilities in the condensed consolidated balance sheet. The ROU asset was then determined by adjusting the operating lease liability by deferred rent and unamortized tenant improvement allowance. The ROU asset recorded on January 1, 2019 was $4,817,000, which is included in interest receivable and other assets on the condensed consolidated balance sheet.

For the three and six-months ended June 30, 2020, the total expense recorded for our leases was $268,000 and $544,000, respectively, as compared to $271,000 and $545,000 for the same periods of the prior year.

NOTE 6 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of June 30, 2020 and December 31, 2019. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between levels during the three and six-month periods ended June 30, 2020 and 2019.

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

The estimated fair values of the Company’s financial instruments not measured at fair value as of June 30, 2020 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	168,877	168,877	1
Restricted equity securities	4,761	4,761	2
Loans, net	984,804	995,190	3
Interest receivable	4,779	4,779	2

Financial liabilities:
Deposits	(1,299,864)	(1,299,909)	3
Interest payable	(1,524)	(1,524)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,618)	3

The estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2019 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$147,594	$147,594	1
Restricted equity securities	4,761	4,761	2
Loans, net	741,047	742,484	3
Interest receivable	3,457	3,457	2

Financial liabilities:
Deposits	(1,019,929)	(1,019,654)	3
Interest payable	(50)	(50)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,647)	3

The following table presents the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the condensed consolidated balance sheets at each respective period end, by level within the fair value hierarchy as of June 30, 2020 and December 31, 2019.

	Fair Value Measurements as of June 30, 2020 Using
(in thousands)	June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$28,938	$0	$28,938	$0
Collateralized mortgage obligations	1,366	0	1,366	0
Municipalities	137,614	0	137,614	0
SBA pools	5,547	0	5,547	0
Corporate debt	17,782	0	17,782	0
Asset backed securities	50,294	0	50,294	0

Equity Securities:
Mutual fund	$3,406	$3,406	$0	$0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$110	$0	$0	$110
Consumer residential	137	0	0	137

	Fair Value Measurements at December 31, 2019 Using
(in thousands)	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$31,729	$0	$31,729	$0
Collateralized mortgage obligations	1,614	0	1,614	0
Municipalities	90,571	0	90,571	0
SBA pools	6,395	0	6,395	0
Corporate debt	18,968	0	18,968	0
Asset backed securities	40,811	0	40,811	0

Equity Securities:
Mutual fund	$3,297	$3,297	$0	$0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$175	$0	$0	$175
Consumer residential	248	0	0	248

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

There have been no significant changes in the valuation techniques during the six-month period ended June 30, 2020.

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

The Company’s calculation of basic and diluted EPS for the three-month periods ended June 30, 2020 and 2019 are reflected in the table below.

	THREE MONTHS ENDED
(In thousands)	JUNE 30,
	2020	2019
BASIC EARNINGS PER SHARE

Net income	$2,581	$2,963
Weighted average shares outstanding	8,124	8,103
Net income per common share	$0.32	$0.37

DILUTED EARNINGS PER SHARE

Net income	$2,581	$2,963
Weighted average shares outstanding	8,124	8,103
Effect of dilutive non-vested restricted shares	6	14
Weighted average shares of common stock and common stock equivalents	8,130	8,117
Net income per diluted common share	$0.32	$0.37

	SIX MONTHS ENDED
(In thousands)	JUNE 30,
	2020	2019
BASIC EARNINGS PER SHARE

Net income	$5,290	$6,067
Weighted average shares outstanding	8,119	8,098
Net income per common share	$0.65	$0.75

DILUTED EARNINGS PER SHARE

Net income	$5,290	$6,067
Weighted average shares outstanding	8,119	8,098
Effect of dilutive non-vested restricted shares	13	12
Weighted average shares of common stock and common stock equivalents	8,132	8,110
Net income per diluted common share	$0.65	$0.75

NOTE 8 – RISKS AND UNCERTAINTIES

The coronavirus (“COVID-19”) pandemic and the Federal Reserve's response to the economic challenges has resulted in an uncertain and rapidly evolving economy. As of June 30, 2020, governmental response to combat this pandemic has resulted in approximately 17% of the Company’s branch staff and 12% of administrative staff working remotely. As of June 30, 2020, these remote work arrangements have not adversely impacted the ability to serve clients and have not had an impact on the Company’s financial reporting systems or the internal controls over financial reporting, disclosures and related procedures.

The most significant impact of COVID-19 on the Company’s business has been to the quality of the loan portfolio and to net interest income as short-term interest rates have sharply declined. The Company has increased the qualitative factors used in the determination of the adequacy of the allowance for loan and lease loss in anticipation of the impact that COVID-19 will have on clients and their ability to fulfill their obligations. There is no certainty that the provisions made during the first six months of 2020 will be sufficient to absorb the losses that stem from the impact of COVID-19 on the Company’s clients. As the longer-term effects on clients from the COVID-19 pandemic become more apparent, it may be necessary to charge-off some or all of the balance on certain loans and make further provisions to increase the allowance for loan and lease losses. These potential additional provisions for loan and lease losses will have a direct impact upon capital, including the potential need to reevaluate a valuation allowance on our deferred tax asset. At this time, the Company does not expect that there would be any material impairment to the valuation of other long-lived assets, right of use assets, or our investment securities.

Increased demand for liquidity by clients is another impact that could occur should the COVID-19 effects be prolonged. As of June 30, 2020, the Company and the Bank's on-balance sheet liquidity was very strong and combined with contingent liquidity resources, management believes that the Bank has sufficient resources to meet the liquidity needs of its clients. In response to COVID-19, the Federal Reserve has made other provisions that could assist the Bank in satisfying its liquidity needs, such as reducing the reserve requirement to zero, expanding access to the discount window through collateral pledging and extension of term borrowings.

The extent to which the COVID-19 pandemic affects the Company’s future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the duration and broad impacts of the pandemic, and current or future actions in response thereto. See “Management’s Discussion and Analysis of Financial Position and Results of Operations” and Part II, Item 1A, Risk Factors, for an additional discussion of risk related to COVID-19.

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

COVID-19 Impact

The coronavirus (“COVID-19”) pandemic and the Federal Reserve's response to the economic challenges during the first six months of 2020 has resulted in an uncertain and rapidly evolving economy. Governmental response to combat this pandemic has resulted in approximately 17% of our branch staff and 12% of our administrative staff working remotely as of June 30, 2020. To date, we have been able to fully support our remote workforce and these remote work arrangements have not adversely impacted our ability to serve our clients. These remote work arrangements have also not had an impact on our financial reporting systems or the internal controls we have over financial reporting, disclosures and related procedures. In addition to the remote work arrangements, the Company has taken many other measures to protect employees and customers, including, adherence to state mask wearing mandates, social distancing, sanitizing protocols and posting of public safety notices on branch buildings.

The most significant impact of COVID-19 on our business has been to the quality of our loan portfolio and to net interest income as short-term interest rates have sharply declined. We have increased the qualitative factors used in the determination of the adequacy of our allowance for loan and lease loss in anticipation of the impact that COVID-19 will have on our clients and their ability to fulfill their obligations. In March 2020, the Federal Open Market Committee (FOMC) decreased the federal funds target rate in March 2020 to a range of 0%-0.25%, which resulted in a reduction in earning assets yields. Consequently, for the three months ended June 30, 2020, consolidated net income was $2,581,000, or $0.32 per diluted share (EPS), compared to $2,709,000, or $0.33 EPS, for the prior quarter and $2,963,000, or $0. 37 EPS, for the same period a year ago. Consolidated net income for the six months ended June 30, 2020 totaled $5,290,000, or $0.65 EPS, representing a decrease of $777,000 or 12.8% compared to $6,067,000, or $0.75 EPS for the six months ended June 30, 2019.

Offsetting these factors was an increase in loan interest and fee income of $1,092,000 from the $235 million in Paycheck Protection Program (“PPP”) loans funded during the second quarter through the Coronavirus Aid, Relief, and Economic Security Act (CARES Act), as the Bank committed early to be an active participant in the effort to support local businesses through the PPP program. Further, higher deposit account balances corresponding to PPP and government stimulus payments, coupled with changes in business and consumer spending patterns amid the COVID-19 stay-at-home orders and business lockdowns, resulted in relatively low overdraft activity and hence the decrease to non-interest income. Outside of this recent trend, the Bank’s core customer base and corresponding service fee income related to servicing loan and deposit accounts, continues to grow at a steady pace. PPP loans also resulted in GAAP accounting deferred loan cost adjustments of $1,092,000 credited against salary expense which was the primary reason for the decrease to non-interest expense.

We have no certainty that the provisions we made during the first six months of 2020 will be sufficient to absorb the losses that stem from the impact of COVID-19 on our clients. As the longer-term effects on our clients from the COVID-19 pandemic become more apparent, we may need to charge-off some or all of the balance on certain loans and make further provisions to increase our allowance for loan and lease losses. These potential additional provisions for loan and lease losses will have a direct impact upon our capital, including the potential need to reevaluate the need for a valuation allowance on our deferred tax asset. At this time, we don't expect that there would be any material impairment to the valuation of other long-lived assets, right of use assets, or our investment securities. Further, we expect a reduction in the amount of interest income we earn for the remainder of the year due to the FOMC rate cuts. While U.S. government recently re-opened the application window for PPP loans until August 8, 2020, unless the U.S. government takes additional action, our business may be further impacted, resulting in additional uncertainty on our net income results for the remainder of the year. Further, on June 8, 2020, the National Bureau of Economic Research announced that the United States was in an economic recession. A prolonged recession may result in increased overdraft activity and defaults on loans, which could materially harm our business, results of operations and financial condition.

The Bank is currently well capitalized under federal banking regulations that apply to all United States-based banks (see “Capital Ratios” section below for more information on the Bank’s capital position). In the event that future loan and leases loss and/or tax provisions reduce our capital surplus, we would be required to undertake measures to return the Bank's capital ratios to well capitalized levels, which could include but not be limited to raising additional capital or reducing the Banks asset size. We believe that we would have access to equity and debt markets to secure additional capital for the Bank should the need arise, but we have no certainty regarding the extent of the availability of these markets at the time such need would arise.

Increased demand for liquidity by our clients is another impact that we anticipate could occur should the COVID-19 effects be prolonged. As of June 30, 2020 the Company and the Bank's on-balance sheet liquidity was very strong and combined with our contingent liquidity resources, we believe that the Bank has sufficient resources to meet the liquidity needs of our clients. In response to COVID-19, the Federal Reserve has made other provisions that could assist the Bank in satisfying its liquidity needs, such as reducing our reserve requirement to zero, expanding access to the discount window through collateral pledging and extension of term borrowings.

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

Management believes the following were important factors in the Company’s performance during the three and six-month periods ended June 30, 2020:

•

The Company recognized net income of $2,581,000 and $5,290,000 for the three and six-month periods ended June 30, 2020, respectively, as compared to $2,963,000 and $6,067,000 for the same periods in 2019.

•

The Company recognized loan loss provisions of $1,860,000 and $2,310,000 during the three and six-month periods ended June 30, 2020, respectively, as compared to $95,000 for the three and six-month periods of 2019. The increase was primarily due to an adjustment to the reserve calculation for qualitative risk factors related to the current economic instability caused by the COVID-19 pandemic.

•

Net interest income increased $1,018,000 or 10.1% and $1,135,000 or 5.6% for the three and six-month periods ended June 30, 2020, respectively, compared to the same periods in 2019.  The increase was primarily due to $1,092,000 recognized in loan interest and fees on $235 million in PPP loans booked during the second quarter of 2020.

•

Non-interest income decreased by $218,000 or 17.6% and $209,000 or 8.3% for the three and six-months ended June 30, 2020, respectively, as compared to the same periods in 2019. The increase was primarily due to a reduction in NSF fee income resulting from higher deposit account balances due to PPP loans and economic stimulus payments.

•

Non-interest expense decreased by $436,000 or 6.0% and $220,000 or 1.5% for the three and six-month periods ended June 30, 2020, as compared to the same periods in 2019. The decrease was mainly due to PPP deferred loan cost GAAP accounting adjustments of $1,095,000 against salary expense during the second quarter of 2020.

•

Total assets increased $317,095,000 or 27.6%, total net loans increased by $243,757,000 or 32.9% and investment securities increased by $51,562,000 or 26.7% in each case from December 31, 2019 to June 30, 2020, while deposits increased by $279,935,000 or 27.4% for the same period. Consequently, cash and cash equivalent balances increased by $21,283,000. The June 30, 2020 balance sheet totals were bolstered by the $235 million in PPP loans funded during the second quarter, which consequently increased total deposits, as the PPP funded amounts were credited directly to the borrowers’ deposit accounts.

Income Summary

For the three and six-month periods ended June 30, 2020, the Company recorded net income of $2,581,000 and $5,290,000, respectively, representing decreases of $382,000 and $777,000, as compared to the same periods in 2019.  Return on average assets (annualized) was 0.75% and 0.84% for the three and six-months ended June 30, 2020, respectively, as compared to 1.13% and 1.15% for the same periods in 2019.  Annualized return on average common equity was 8.80% and 9.15% for the three and six-months ended June 30, 2020, respectively, as compared to 11.39% and 11.95% for the same periods in 2019. Net income before provisions for income taxes decreased by $530,000 and $1,070,000 for the three and six-month periods ended June 30, 2020, respectively, from the comparable 2019 periods.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

(In thousands)	Effect on Pre-Tax Income	Effect on Pre-Tax Income
	Increase (Decrease)	Increase (Decrease)
	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Change from 2019 to 2020 in:
Net interest income	$1,018	$1,135
Provision for loan losses	(1,765)	(2,215)
Non-interest income	(219)	(210)
Non-interest expense	436	220
Change in net income before income taxes	$(530)	$(1,070)

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three and six-month period ended June 30, 2020, net interest income was $11,146,000 and $21,374,000, respectively, which represented increases of $1,018,000 or 10.1% and $1,135,000 or 5.6%, from the comparable periods in 2019. The increase is primarily due to $1,092,000 in interest and fees on PPP loans and organic loan and investment security growth.

The net interest margin (net interest income as a percentage of average interest earning assets) was 3.55% and 3.72% for the three and six-month periods ended June 30, 2020, respectively, compared to 4.23% and 4.19% for the same periods in 2019. The decrease in net interest margin is primarily due to the negative impact that the FOMC interest rate cuts, during 2020 and the last six months of 2019, had on our yield on earning assets. The PPP loan production in the second quarter further compressed the interest margin, as $235 million in PPP loans were added to the loan portfolio with a yield of 1%. Earning asset yield decreased by 73 and 52 basis points for the three and six-month periods ended June 30, 2020, respectively, as compared to the same periods of 2020. Lessening this downward trend, was the deployment of low yielding cash equivalent balances into the organic loan portfolio and investment security portfolio. Additionally, PPP loans resulted in loan interest and fees of $1,092,000 during the second quarter of 2020.

The cost of funds on interest-bearing liabilities decreased by 9 and 8 basis points for the three and six-month periods of 2020, respectively, as compared to the same period in 2019. The Company continues to recognize strong core deposit growth as evidenced by the increase in average non-interest-bearing demand deposit balances of $126 million, for the six-month period ended June 30, 2020, as compared to the same period of 2019. Deposit balances were bolstered by the $235 million in PPP loans funded during the second quarter, as the PPP funded amounts were credited directly to the borrowers’ deposit accounts.

Net interest income has already been impacted by the COVID-19 during the first six months of 2020 and there may be additional negative effects. First, interest rates declined sharply at the end of the first quarter which reduced the yield on our earning assets which will continue as assets mature and reprice. Second, an economic recession [could reduce the demand for loans] and cause credit quality deterioration leading to more non-accrual loans, for which interest income is not recognized. Third, an increase in demand for liquidity by our clients could result in a decrease in deposits and force us to rely on our lines of credit, which could potentially increase our cost of funds. As of June 30, 2020, the Company and the Bank's on-balance sheet liquidity was very strong and combined with our contingent liquidity resources, we believe that the Bank has sufficient resources to meet the liquidity needs of our clients.

The following tables show the relative impact of changes in average balances of interest earning assets and interest-bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three and six-month periods ended June 30, 2020 and 2019:

Net Interest Analysis

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)
Assets:
Earning assets:
Gross loans (1) (2)	$935,119	$9,842	4.22%	$707,988	$8,633	4.89%
Investment securities (2)	240,900	1,833	3.05%	202,809	1,671	3.30%
Federal funds sold	19,261	4	0.08%	9,332	56	2.41%
Interest-earning deposits	92,890	29	0.13%	56,635	315	2.23%
Total interest-earning assets	1,288,170	11,708	3.65%	976,764	10,675	4.38%
Total noninterest earning assets	90,695			71,511
Total Assets	1,378,865			1,048,275
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	283,008	119	0.17%	245,625	245	0.40%
Money market deposits	263,398	103	0.16%	226,782	96	0.17%
Savings deposits	94,190	11	0.05%	81,593	13	0.06%
Time certificates of deposit $250,000 or more	17,755	28	0.63%	15,785	14	0.36%
Other time deposits	19,582	14	0.29%	22,497	15	0.27%
Other Borrowings	41,099	32	0.31%	0	0	0.00%
Total interest-bearing liabilities	719,032	307	0.17%	592,282	383	0.26%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	527,059			338,560
Other liabilities	15,110			13,126
Total noninterest-bearing liabilities	542,169			351,686
Shareholders' equity	117,664			104,307
Total liabilities and shareholders' equity	$1,378,865			$1,048,275
Net interest income		$11,401			$10,292
Net interest spread (3)			3.47%			4.12%
Net interest margin (4)			3.55%			4.23%

(1)  Loan fees have been included in the calculation of interest income.

(2) Yields and interest income on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

(5) Annual interest rates are computed by dividing the interest income/expense by the number of days in the period multiplied by 365.

	Six months ended			Six months ended
	June 30, 2020			June 30, 2019
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)
Assets:
Earning assets:
Gross loans (1) (2)	$845,169	$18,654	4.43%	$706,177	$17,079	4.88%
Investment securities (2)	217,441	3,342	3.08%	205,156	3,354	3.30%
Federal funds sold	16,424	46	0.56%	8,927	107	2.42%
Interest-earning deposits	95,665	396	0.83%	69,417	831	2.41%
Total interest-earning assets	1,174,699	22,438	3.83%	989,677	21,371	4.35%
Total noninterest earning assets	86,050			70,332
Total assets	1,260,749			1,060,009
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	268,356	296	0.22%	245,796	460	0.38%
Money market deposits	249,744	204	0.16%	238,135	258	0.22%
Savings deposits	88,652	21	0.05%	80,710	25	0.06%
Time certificates of deposit $250,000 or more	17,851	57	0.64%	15,346	30	0.39%
Other time deposits	19,761	27	0.27%	25,607	32	0.00%
Other Borrowings	20,549	32	0.31%	0	0	0.00%
Total interest-bearing liabilities	664,913	637	0.19%	605,594	805	0.27%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	465,184			339,669
Other liabilities	14,752			12,401
Total noninterest-bearing liabilities	479,936			352,070
Shareholders' equity	115,900			102,345
Total liabilities and shareholders' equity	$1,260,749			$1,060,009
Net interest income		$21,801			$20,566
Net interest spread (3)			3.64%			4.09%
Net interest margin (4)			3.72%			4.19%

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

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest-bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three and six-month periods ended June 30, 2020 and 2019.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

(In thousands)

	For the Three Months Ended
	June 30, 2020 vs 2019
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$2,770	$(1,561)	$1,209
Investment securities (2)	314	(152)	162
Federal funds sold	60	(112)	(52)
Interest-earning deposits	202	(488)	(286)
Total interest income	$3,346	$(2,313)	$1,033

Interest expense:
Interest-earning DDA	37	(163)	(126)
Money market deposits	16	(9)	7
Savings deposits	2	(4)	(2)
Time CD $250K or more	2	12	14
Other time deposits	(2)	1	(1)
Other Borrowings	0	32	32
Total interest expense	$55	$(131)	$(76)

Change in net interest income	$3,291	$(2,182)	$1,109

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

The table above reflects an increase of $3,291,000 in net interest income due to growth of earning asset balances combined with the overall change in mix of balances during the second quarter of 2020 as compared to the same period of 2019. The decrease in earning asset yields and rates on interest-bearing liabilities triggered by recent FOMC rate cuts resulted in a decrease of $2,182,000 to net interest income, over the same period.

	For the Six Months Ended June 30,
	2020 vs 2019
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$3,362	$(1,787)	$1,575
Investment securities (2)	201	(213)	(12)
Federal funds sold	90	(151)	(61)
Interest-earning deposits	315	(750)	(435)
Total interest income	$3,968	$(2,901)	$1,067

Interest expense:
Interest-earning DDA	$42	$(206)	$(164)
Money market deposits	13	(67)	(54)
Savings deposits	2	(6)	(4)
Time CD $250K or more	5	22	27
Other time deposits	(7)	2	(5)
Other Borrowings	0	32	32
Total interest expense	$55	$(223)	$(168)

Change in net interest income	$3,913	$(2,678)	$1,235

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

The table above reflects an increase of $3,913,000 in net interest income due to growth of earning asset balances combined with the overall change in mix of balances during the six-month period of 2020 as compared to the same period of 2019. The decrease in earning asset yields and rates on interest-bearing liabilities triggered by recent FOMC rate cuts resulted in a decrease of $2,678,000 to net interest income over the same period.

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

The Company recorded loan loss provisions of $1,860,000 and $2,310,000 during the three and six-months ended June 30, 2020, respectively, as compared to $95,000 recorded during the three and six-month periods of 2019. The provisions during the first six months of 2020 were mainly due to the impact of the COVID-19 pandemic. Management reviewed the qualitative factors within the allowance for loan loss calculation and determined that a macro-economic adjustment was necessary to account for the potential negative impact of the financial strain that is being experienced by certain borrowers. Management will continue to closely monitor the economic impacts to our loan portfolio and may need to make further qualitative adjustments depending on the severity and longevity of the COVID-19 pandemic.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three and six-month period ended June 30, 2020, non-interest income was $1,023,000 and $2,307,000, respectively, representing decreases of $219,000 or 17.6% and $210,000 or 8.3%, compared to the same periods in 2019.

The following tables show the major components of non-interest income:

(in thousands)	For the Three Months Ended June 30,
	2020	2019	$ change	% change
Service charges on deposits	$269	$403	$(134)	(33.3%)
Debit card transaction fee income	312	327	(15)	(4.6%)
Earnings on cash surrender value of life insurance	176	127	49	38.6%
Mortgage commissions	6	27	(21)	(77.8%)
Gains on calls of securities	1	1	0	0.0%
Other income	259	357	(98)	(27.5%)
Total non-interest income	$1,023	$1,242	$(219)	(17.6%)

(in thousands)	For the Six Months Ended June 30,
	2020	2019	$ change	% change
Service charges on deposits	$656	$796	$(140)	(17.6%)
Debit card transaction fee income	607	601	6	1.0%
Earnings on cash surrender value of life insurance	350	252	98	38.9%
Mortgage commissions	51	50	1	2.0%
Gains on calls of securities	1	110	(109)	(99.1%)
Other income	642	708	(66)	(9.3%)
Total non-interest income	$2,307	$2,517	$(210)	(8.3%)

Service charges on deposits decreased by $134,000 and $140,000 for the three and six-months ended June 30, 2020, respectively, compared to the same periods in 2019. Higher deposit account balances corresponding to PPP and government stimulus payments, coupled with changes in customer spending patterns amid the COVID-19 pandemic resulted in relatively low overdraft activity. Outside of this recent trend, the bank’s core customer base and corresponding service fee income related to servicing loan and deposit accounts, continues to grow at a steady pace.

Debit card transaction fee income decreased by $15,000 for the three-months ended June 30, 2020 and increased by $6,000 for the six-months ended June 30, 2020, compared to the same periods in 2019. The retraction during the second quarter of 2020 is attributable to changes in business and consumer spending patterns amid the COVID-19 stay-at-home orders and business lockdowns.

Earnings on cash surrender value of life insurance increased by $49,000 and $98,000 for the three and six-months ended June 30, 2020, respectively, compared to the same periods in 2019. The increase was due to four new life insurance policies purchased on certain directors and officers during the third quarter of 2019.

Mortgage commissions decreased by $23,000 for the three-months ended June 30, 2020, and increased by $1,000 for the six months ended June 30, 2020, as compared to the same periods of 2019, as the demand for home purchases and refinancing has retracted during second quarter of 2020.

Gains on calls of securities during the three and six-months ended June 30, 2020 totaled $1,000, as compared to gains of $1,000 and $110,000 recorded in the same periods of 2019, as the volume of called securities continues to be higher than normal in 2020 and 2019 due to the low interest rate environment, but has decreased in 2020 compared to 2019.

Other income decreased by $98,000 for the three-month period ended June 30, 2020 and increased by $66,000 for the six-month period ended June 30, 2020, as compared to the same periods of 2019. The decrease in the second quarter of 2020, is mainly attributable to a decrease in unrealized gains recorded on our one equity security.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

(in thousands)	For the Three Months Ended June 30,
	2020	2019	$ change	% change
Salaries and employee benefits	$3,947	$4,480	$(533)	(11.9%)
Occupancy	886	857	29	3.4%
Data processing fees	505	472	33	7.0%
Regulatory assessments (FDIC & DBO)	72	102	(30)	(29.4%)
Other operating expenses	1,464	1,399	65	4.6%
Total non-interest expense	$6,874	$7,310	$(436)	(6.0%)

(in thousands)	For the Six Months Ended June 30,
	2020	2019	$ change	% change
Salaries and employee benefits	$8,548	$8,884	$(336)	(3.8%)
Occupancy	1,754	1,746	8	0.5%
Data processing fees	999	918	81	8.8%
Regulatory assessments (FDIC & DBO)	102	212	(110)	(51.9%)
Other operating expenses	2,920	2,783	137	4.9%
Total non-interest expense	$14,323	$14,543	$(220)	(1.5%)

Non-interest expenses decreased by $436,000 or 6.0% and $220,000 or 1.5% for the three and six-months ended June 30, 2020, respectively, as compared to the same periods of 2019.  Salaries and employee benefits decreased $533,000 and $336,000 for the three and six-months ended June 30, 2020, respectively, as compared to the same periods of 2019, primarily due to GAAP accounting deferred loan cost adjustments of $1,092,000 on PPP loans, which was offset by additional staffing expense required to support the continued loan and deposit growth.

Occupancy expenses increased by $29,000 and $8,000 for the three and six-months ended June 30, 2020, respectively, as compared to the same periods of 2019, mainly due to depreciation expense on new ATM machines placed into service during the first six months of 2020.

Data processing fees increased by $33,000 and $81,000 for the three and six-month periods ended June 30, 2020, respectively, as compared to the same periods of 2019. The increase is mainly due to servicing costs on the growing number of loan and deposit accounts.

FDIC and DBO (California Department of Business Oversight) regulatory assessments decreased by $30,000 and $110,000 for the three and six-months ended June 30, 2020, respectively, as compared to the same periods in 2019.  In January 2019, the FDIC sent notification that small banks less than $10 billion would receive assessment credits for the portion of their assessments that contributed to the growth in the Deposit Insurance Fund Reserve Ratio from 1.15% to 1.35%, to be applied when the reserve ratio reached 1.38%. That threshold was met in the early part of 2019 and therefore the Company did not recognize any expense for FDIC assessments during the last six months of 2019 and the first quarter of 2020. The Company resumed its expense accrual during the second quarter of 2020, when the credit was fully utilized. Additionally, the initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC and the Company’s risk profile improved throughout 2019 and remains at stable levels in 2020 thus far, resulting in a relatively low assessment rate. However, management expects it to be offset by deposit growth throughout the remainder of 2020, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis.

Other expense increased by $65,000 and $137,000 for the three and six-months ended June 30, 2020, respectively, as compared to the same periods in 2019, due to increases in a variety of general operating expenses as the Company’s business portfolios continue to expand.

Management anticipates that non-interest expense will continue to increase as the Company continues to grow.  However, management remains committed to cost-control and efficiency, and expects to keep these increases to a minimum relative to growth.

Income Taxes

The CARES Act, passed by Congress during the first quarter of 2020 in response to the COVID-19 pandemic, provides for assistance in the form of income tax related relief measures, including temporary changes to income tax laws such as the ability to carryback NOLs for a period of five years, which does not apply to our Company. Management performed an evaluation of the tax relief measures available and determined there was no significant impact to our Company, and therefore, no tax relief provisions have been applied.

The Company reported provisions for income taxes of $854,000 and $1,758,000 for the three and six-month periods ended June 30, 2020, respectively, representing decreases of $148,000 and $293,000, compared to the provisions reported in the comparable periods of 2019. The effective income tax rate on income from continuing operations was 24.9% for the three and six-months ended June 30, 2020, compared to 25.3% for the comparable periods of 2019. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, bank owned life insurance and certain tax-exempt loans). The disparity between the effective tax rates for 2020 as compared to 2019 is primarily due to tax credits from low income housing projects as well as tax free-income on municipal securities and loans that comprised a larger proportion of pre-tax income in 2020 as compared to 2019.

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

Non-accrual loans totaled $927,000 and $1,103,000 as of June 30, 2020 and December 31, 2019, respectively.  The non-accrual loans as of June 30, 2020 are loans made to two borrowers primarily for commercial real estate land and consumer residential. As of June 30, 2020 and December 31, 2019, the Company had one loan considered a troubled debt restructuring totaling $790,000 and $855,000, respectively, which is included in non-accrual loans.

OREO as of June 30, 2020 and December 31, 2019 consisted of one property, a residential land acquired through foreclosure that was written down to a zero balance because the public utilities have not been obtainable, therefore, rendering these land lots unmarketable at this time. There were no sales, acquisitions or fair value adjustments of OREO properties during the first six months of 2020 and 2019.

The following table presents information about the Bank’s non-performing assets, including asset quality ratios as of June 30, 2020 and December 31, 2019:

Non-Performing Assets

(in thousands)	June 30,	December 31,
	2020	2019
Loans in non-accrual status	$927	$1,103
Loans past due 90 days or more and accruing	0	0
Total non-performing loans	927	1,130
Other real estate owned	0	0
Total non-performing assets	$927	$1,103

Allowance for loan losses	$11,443	$9,146

Asset quality ratios:
Non-performing assets to total assets	0.06%	0.10%
Non-performing loans to total loans	0.09%	0.15%
Allowance for loan losses to total loans	1.14%	1.22%
Allowance for loan losses to total non-performing loans	1234.41%	829.19%

Non-performing assets decreased by $176,000 as of June 30, 2020, as compared to December 31, 2019, due to payments received from borrowers on two loans on non-accrual status during 2020.

Allowance for Loan and Lease Losses

Due to credit risk inherent in the lending business, the Company routinely sets aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges for the outstanding loan portfolio have been credited to the allowance for loan losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company recorded loan loss provisions of $1,860,000 and $2,310,000 during the three and six-months ended June 30, 2020, as compared to $95,000 in the same periods of 2019.

The provisions during the three and six-month periods of 2020 were due mainly to the impact of the COVID-19 pandemic. Management reviewed the qualitative factors within the allowance for loan loss calculation and determined that a macro-economic adjustment was necessary to account for the potential negative impact of the financial strain that is being experienced by certain borrowers. Management will continue to closely monitor the economic impacts to our loan portfolio and may need to make further qualitative adjustments depending on the severity and longevity of the COVID-19 pandemic.

The allowance for loan losses increased by $2,297,000, to $11,443,000 as of June 30, 2020, as compared to $9,146,000 as of December 31, 2019, due to the $2,310,000 provision for loan loss during the first six months of 2020, which was partially offset by net loan charge-offs of $13,000 during the same period. These factors combined with the increase in the gross loan balance resulted in a decrease in the allowance for loan losses as a percentage of total loans to 1.14% as of June 30, 2020, as compared to 1.22% as of December 31, 2019. This decrease is mainly due to the $235 million in PPP loans that do not require a loan loss reserve as they are guaranteed by the federal government through the SBA program.

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

Although management believes the allowance as of June 30, 2020 was adequate to absorb probable losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on the Company’s service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of June 30, 2020, and December 31, 2019, the Company had $168,877,000 and $147,594,000, respectively, in cash and cash equivalents.

Investment Securities

Management of the investment securities portfolio focuses on providing an adequate level of liquidity and establishing an interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk. Investment securities that the Company intends to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale or equity securities.  Currently, all of the investment securities are classified as available-for-sale except for one mutual fund classified as an equity security with a carrying value of $3,406,000 as of June 30, 2020. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. The carrying values of equity securities are adjusted for unrealized gains or losses through noninterest income in the consolidated statement of income.

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

Deposits

Total deposits as of June 30, 2020 were $1,299,864,000, a $279,935,000 or 27.4% increase from the deposit total of $1,019,929,000 as of December 31, 2019.  Average deposits increased by $184,834,000 to $1,130,097,000 for the six-month period ended June 30, 2020 as compared to the same period in 2019, mainly due to core deposit growth as the PPP Program provided opportunities to win the business of various business clients. PPP loan funds were consequently credited directly to borrowers’ deposit accounts. Management believes the Company attracted deposits due to the safety and soundness of the Bank and our focus on customer service.

Deposits Outstanding

	June 30,	December 31,	Six Month Change
(in thousands)	2020	2019	$	%

Demand	$881,646	$664,687	$216,959	32.6%
MMDA	280,707	233,526	47,181	20.2%
Savings	99,956	82,789	17,167	20.7%
Time < $250K	19,695	20,785	(1,090)	(5.2%)
Time > $250K	17,860	18,142	(282)	(1.6%)
	$1,299,864	$1,019,929	$279,935	27.4%

Because the Company’s client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Four clients carry deposit balances of more than 1% of total deposits, but none had a deposit balance of more than 3% of total deposits as of June 30, 2020. Management believes that the Company’s funding concentration risk is not significant and is mitigated by the ample sources of funds the Bank has access to.

Since the deposit growth strategy emphasizes core deposit growth, the Company has avoided relying on brokered deposits as a consistent source of funds. The Company had no brokered deposits as of June 30, 2020 and December 31, 2019.

Borrowings

Although deposits are the primary source of funds for lending and investment activities and for general business purposes, the Company may obtain advances from the Federal Home Loan Bank (“FHLB”) as an alternative to retail deposit funds. The Company took out a $50 million FHLB advance in April 2020 in anticipation of funding a large volume of PPP loans. As of June 30, 2020, $20 million of the FHLB advance had been paid off and $30,000 remained outstanding, which was subsequently paid in full during July 2020. As of December 31, 2019, had no outstanding FHLB advances or borrowings of any kind, as the Company continues to rely on deposit growth as its primary source of funding. See “Liquidity Management” below for the details on the FHLB borrowings program.

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

On September 17, 2019, the FDIC finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (CBLR) framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9.0%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. The CBLR framework became available for banks to use in their March 31, 2020 Call Report. The Company performed an analysis of the changes to capital adequacy and reporting requirements within the quarterly Call Report, and has made the decision that it will not opt into the CBLR framework.

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

The following tables present a comparison of our actual capital ratios to the minimum required ratios as of the dates indicated:

(in thousands)			Regulatory
	Actual		Minimum (1)
Capital ratios for Bank:	Amount	Ratio	Amount	Ratio

As of June 30, 2020
Total capital (to Risk- Weighted Assets)	$122,225	12.5%	$102,437	>10.5%
Tier I capital (to Risk- Weighted Assets)	$110,363	11.3%	$82,925	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$110,363	11.3%	$68,291	>7.0%
Tier I capital (to Average Assets)	$110,363	8.1%	$54,803	>4.0%

As of December 31, 2019
Total capital (to Risk- Weighted Assets)	$115,713	12.3%	$98,423	>10.5%
Tier I capital (to Risk- Weighted Assets)	$106,140	11.3%	$79,676	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$106,140	11.3%	$65,615	>7.0%
Tier I capital (to Average Assets)	$106,140	9.5%	$44,948	>4.0%

Capital ratios for the Company:

As of June 30, 2020
Total capital (to Risk- Weighted Assets)	$122,568	12.6%	$102,446	>10.5%
Tier I capital (to Risk- Weighted Assets)	$110,706	11.4%	$82,933	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$110,706	11.4	$68,297	>7.0%
Tier I capital (to Average Assets)	$110,706	8.1%	$54,809	>4.0%

As of December 31, 2019
Total capital (to Risk- Weighted Assets)	$115,910	12.4%	$98,428	>10.5%
Tier I capital (to Risk- Weighted Assets)	$106,337	11.3%	$79,680	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$106,337	11.3%	$65,619	>7.0%
Tier I capital (to Average Assets)	$106,337	9.5%	$44,951	>4.0%

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

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, the Company maintains a portion of funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. The Company obtains funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings. The Company’s primary use of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common and preferred stockholders. The Company’s liquid assets as of June 30, 2020 were $283.1 million compared to $241.0 million as of December 31, 2019.  The Company’s liquidity level measured as the percentage of liquid assets to total assets was 19.3% as of June 30, 2020, compared to 21.0% as of December 31, 2019. Liquidity increased during the first six months of 2020, mainly due to the deposit increase of $280 million, resulting in higher levels of cash. Management anticipates that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for operating, investing and financing needs and regulatory liquidity requirements for at least the next twelve months. Management monitors the Company’s liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, the Company relies on advances from the FHLB to supplement the supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of the loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of June 30, 2020, the Company’s borrowing capacity from the FHLB was approximately $289.1 million and there were outstanding advances of $30 million that were subsequently paid off in July 2020. The Company also maintains 2 lines of credit with correspondent banks to purchase up to $70 million in federal funds, for which there were no advances as of June 30, 2020.

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

As of June 30, 2020 and December 31, 2019, the Company had commitments to extend credit of $161.8 million and $164.7 million, respectively, which includes obligations under letters of credit of $2.9 million and $3.1 million, respectively.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For qualitative and quantitative disclosures about market risk, please see the sections entitled “Market Risk” and “Interest Rate Management” in Item 7 of the Company’s 2019 Annual Report on Form 10-K. As of June 30, 2020, the Company’s exposures to market risk have not changed materially since December 31, 2019. We will continue to monitor our exposures to market risk in light of the COVID-19 pandemic.

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

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the Evaluation Date. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. The design of our processes and controls allow for remote execution with accessibility to secure data. We are continually monitoring and assessing the COVID-19 situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.

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

Our business and our customers are negatively impacted by the COVID-19 pandemic, and we cannot predict the overall cost or duration of these impacts on our business or the economy as a whole.

On March 11, 2020, the World Health Organization declared the global outbreak of COVID-19 to be a pandemic. As a result of both consumer responses to the pandemic and government-imposed stay-home or shelter in place orders, many businesses have suffered extreme financial hardship. Unemployment has increased both nationally and in California, and on June 8, 2020, the National Bureau of Economic Research announced that the United States was in an economic recession.

Consequentially, we have substantially increased our allowance for credit loss in response to the negative economic impacts of the COVID-19 pandemic. We consider certain qualitative factors for each loan pool, including changes in collateral values and economic conditions, to adjust the expected historic loss rates for current and forecasted conditions that are not incorporated into the historical loss information. However, we cannot be sure that the amount by which we have increased our allowance for credit losses will be adequate or that additional increases to the allowance for credit loss will not be needed in subsequent periods. The lack of information regarding when orders requiring the closure of non-essential parts of our economy will be lifted, how they will be lifted, the potential for future outbreaks of infections that may require additional closures of the economy and the long lasting impacts of the pandemic on the economy generally, the actual credit performance of our loan portfolio as compared to the modeled estimation, as well as on consumer behavior in the near term and the long run, make it hard to accurately model the total expected impact to the credit quality of our loan portfolio. While our provisioning incorporates past events, current conditions, and reasonable and supportable forecasts regarding the expected economic impact, the actual impact is unknowable, and a failure to make adequate provision may result in future losses above our expected losses, which would have a negative impact on our capital position, liquidity, financial position and results of operations.

In March 2020, the Federal Open Market Committee (FOMC) decreased the federal funds target rate in March 2020 to a range of 0%-0.25%, which resulted in a reduction in our earning assets yields and therefore, we expect a reduction in the amount of interest income we earn for the remainder of the year. Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets, which may adversely affect our stock price and our ability to access capital markets in the future.

To date, we have not closed any of our branches for extended periods in response to COVID-19 outbreaks in our communities. However, many other banks in our area have had to close branches due to risks of infection or actual infection within those branches. While we have implemented social distancing and sanitation plans and other safeguards and provided personal protection equipment for our front line employees, those employees remain at heightened risk for infection due to their exposure to the public, and any exposure to the virus may require us to temporarily close one or more of our branches in order to provide for appropriate cleaning of the branch to reduce the risk of infection. These measures, including limiting branch access, potential closures and costs of increased cleaning, may increase our costs of doing business and decrease the profitability of our branches, which may in turn impact our results of operations.

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

As a participating lender in the SBA PPP loans, the Company and the Bank are subject to additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, which included a $349 billion loan program administered through the SBA referred to as the Paycheck Protection Program, or PPP, which the Bank is participating in as a lender. Under the initial phase of the PPP, small businesses and other entities and individuals were able to apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The SBA opened its systems for processing of PPP loans on April 3, 2020; however, there was and continues to be significant ambiguity in the laws, rules and guidance regarding the operation of the PPP, including the order in which loans were processed and which customers were eligible to participate. These ambiguities expose the Company to risks relating to noncompliance with the PPP. Furthermore, the initial funding for the PPP was fully allocated by April 16, 2020, and while the federal government authorized an additional $310 billion in PPP funding on April 24, 2020, to be disbursed beginning on April 27, the additional authorization came with additional guidance and limitations and eligibility criteria that further increased the ambiguity and risk of liability for the Company and the Bank. Moreover, the SBA system was unable to handle the volume of loan submissions throughout the process, further complicating the process and creating additional dissatisfaction from customers whose loans may have been delayed as a result.

Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company and the Bank may be exposed to the risk of similar litigation, from both customers and non-customers that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. Class action lawsuits have also been filed in some states against certain lenders alleging that those institutions inappropriately prioritized larger loans for processing in order to maximize agency fees. If any such litigation is filed which names the Company or the Bank as a defendant and which is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

The Bank may also have unplanned credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, documented, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the guaranty, deny forgiveness of the forgivable part of the PPP loan, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

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

101*

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets at June 30, 2020 (Unaudited) and December 31, 2019, (ii)  June 30, 2019 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six-month periods ended June 30, 2020 and June 30, 2019 (Unaudited), (iv) Condensed Consolidated Statements of Changes of Shareholders’ Equity for the three and six-month periods ended June 30, 2020 and June 30, 2019 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2020 and June 30, 2019 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oak Valley Bancorp
Date: August 7, 2020	By:	/s/ JEFFREY A. GALL
Jeffrey A. Gall
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)