Form 10-Q
period 2020-09-30
Oak Valley Bancorp
filed 2020-11-09
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,218,873 shares of common stock outstanding as of November 2, 2020.

Oak Valley Bancorp

September 30, 2020

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	2

Condensed Consolidated Balance Sheets at September 30, 2020 (Unaudited) and December 31, 2019		2

Condensed Consolidated Statements of Income for the three and nine-month periods ended September 30, 2020 and September 30, 2019 (Unaudited)		3

Condensed Consolidated Statements of Comprehensive Income for the three and nine-month periods ended September 30, 2020 and September 30, 2019 (Unaudited)		4

Condensed Consolidated Statements of Changes of Shareholders’ Equity for the three and nine-month periods ended September 30, 2020 and September 30, 2019 (Unaudited)		5

Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2020 and September 30, 2019 (Unaudited)		6

Notes to Condensed Consolidated Financial Statements		7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	43

PART II – OTHER INFORMATION		44

Item 1.	Legal Proceedings	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.	Defaults Upon Senior Securities	45
Item 4.	Mine Safety Disclosures	45
Item 5.	Other Information	45
Item 6.	Exhibits	46

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share amounts)	September 30,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$120,890	$133,809
Federal funds sold	21,910	13,785
Cash and cash equivalents	142,800	147,594

Securities - available for sale	226,912	190,088
Securities - equity investments	3,418	3,297
Loans, net of allowance for loan losses of $11,635 and $9,146 at September 30, 2020 and December 31, 2019, respectively	1,009,032	741,047
Cash surrender value of life insurance	25,154	24,631
Bank premises and equipment, net	15,756	15,229
Other real estate owned	137	0
Goodwill and other intangible assets, net	3,764	3,837
Interest receivable and other assets	22,078	22,062

	$1,449,051	$1,147,785

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$1,311,188	$1,019,929
Interest payable and other liabilities	13,881	15,286
Total liabilities	1,325,069	1,035,215

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,218,873 and 8,210,147 shares issued and outstanding at at September 30, 2020 and December 31, 2019, respectively	25,435	25,435
Additional paid-in capital	4,084	3,777
Retained earnings	87,700	80,961
Accumulated other comprehensive income, net of tax	6,763	2,397
Total shareholders’ equity	123,982	112,570

	$1,449,051	$1,147,785

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019
INTEREST INCOME
Interest and fees on loans	$10,302	$8,878	$28,912	$25,920
Interest on securities	1,398	1,463	4,356	4,526
Interest on federal funds sold	4	46	51	153
Interest on deposits with banks	25	442	421	1,274
Total interest income	11,729	10,829	33,740	31,873

INTEREST EXPENSE
Deposits	272	384	877	1,189
FHLB advances	2	0	34	0
Total interest expense	274	384	911	1,189

Net interest income	11,455	10,445	32,829	30,684
Provision for loan losses	193	240	2,503	335

Net interest income after provision for loan losses	11,262	10,205	30,326	30,349

NON-INTEREST INCOME
Service charges on deposits	303	415	959	1,211
Debit card transaction fee income	365	355	971	955
Earnings on cash surrender value of life insurance	174	174	524	426
Mortgage commissions	27	4	78	53
Gains on calls of available-for-sale securities	0	27	1	137
Other	359	300	1,002	1,010
Total non-interest income	1,228	1,275	3,535	3,792

NON-INTEREST EXPENSE
Salaries and employee benefits	4,410	4,333	12,958	13,217
Occupancy expenses	951	911	2,705	2,658
Data processing fees	533	477	1,532	1,396
Regulatory assessments (FDIC & DFPI)	111	28	213	240
Other operating expenses	1,496	1,408	4,416	4,189
Total non-interest expense	7,501	7,157	21,824	21,700

Net income before provision for income taxes	4,989	4,323	12,037	12,441

Total provision for income taxes	1,241	1,092	2,999	3,144

Net Income	$3,748	$3,231	$9,038	$9,297

Net income per share	$0.46	$0.40	$1.11	$1.15

Net income per diluted share	$0.46	$0.40	$1.11	$1.15

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2020	2019	2020	2019

Net income	$3,748	$3,231	$9,038	$9,297
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains arising during the period	1,916	742	6,198	4,276
Less: reclassification for net gains included in net income	0	(27)	(1)	(137)
Other comprehensive income, before tax	1,916	715	6,197	4,139
Tax expense related to items of other comprehensive income	(566)	(212)	(1,831)	(1,224)
Total other comprehensive income	1,350	503	4,366	2,915
Comprehensive income	$5,098	$3,734	$13,404	$12,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, July 1, 2019	8,208,853	$25,435	$3,524	$75,647	$1,977	$106,583
Stock options exercised						0
Restricted stock issued	5,250					0
Restricted stock forfeited	(3,000)					0
Restricted stock surrendered for tax withholding	(466)		(6)			(6)
Cash dividends declared $0.135 per share of common stock				(1,109)		(1,109)
Stock based compensation			118			118
Other comprehensive income					503	503
Net income						3,231
Balances, September 30, 2019	8,210,637	$25,435	$3,636	$77,769	$2,480	$109,320

Balances, July 1, 2020	8,215,407	$25,435	$3,957	$85,102	$5,413	$119,907
Restricted stock issued	3,750					0
Restricted stock surrendered for tax withholding	(284)		(3)			(3)
Cash dividends declared $0.140 per share of common stock				(1,150)		(1,150)
Stock based compensation			130			130
Other comprehensive income					1,350	1,350
Net income				3,748		3,748
Balances, September 30, 2020	8,218,873	$25,435	$4,084	$87,700	$6,763	$123,982

	NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2019	8,194,805	$25,429	$3,358	$70,686	$(435)	$99,038
Stock options exercised	1,000	6				6
Restricted stock issued	26,095					0
Restricted stock forfeited	(4,500)					0
Restricted stock surrendered for tax withholding	(6,763)		(121)			(121)
Cash dividends declared $0.135 per share of common stock				(2,214)		(2,214)
Stock based compensation			399			399
Other comprehensive income					2,915	2,915
Net income						9,297
Balances, September 30, 2019	8,210,637	$25,435	$3,636	$77,769	$2,480	$109,320

Balances, January 1, 2020	8,210,147	$25,435	$3,777	$80,961	$2,397	$112,570
Restricted stock issued	17,756					0
Restricted stock forfeited	(2,400)					0
Restricted stock surrendered for tax withholding	(6,630)		(109)			(109)
Cash dividends declared $0.140 per share of common stock				(2,299)		(2,299)
Stock based compensation			416			416
Other comprehensive income					4,366	4,366
Net income				9,038		9,038
Balances, September 30, 2020	8,218,873	$25,435	$4,084	$87,700	$6,763	$123,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,038	$9,297
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	2,503	335
Increase in deferred fees/costs, net	5,391	113
Depreciation	870	816
Amortization of investment securities, net	444	715
Stock based compensation	416	399
Gain on calls of available for sale securities	(1)	(137)
Earnings on cash surrender value of life insurance	(524)	(426)
Increase in interest payable and other liabilities	11	4,977
(Increase) decrease in interest receivable	(1,836)	556
Decrease (increase) in other assets	61	(4,524)
Net cash from operating activities	16,375	12,121

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(67,627)	(23,860)
Purchases of equity securities	(62)	(68)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	36,498	40,423
Investment in LIHTC	(1,416)	(512)
Net increase in loans	(276,016)	(20,674)
Purchase of FHLB Stock	0	(404)
Purchase of BOLI policies	0	(5,000)
Purchases of premises and equipment	(1,397)	(946)
Net cash used in investing activities	(310,020)	(11,041)

CASH FLOWS FROM FINANCING ACTIVITIES:
FHLB advanced funds	50,000	0
FHLB payments	(50,000)	0
Shareholder cash dividends paid	(2,299)	(2,214)
Net increase (decrease) in demand deposits and savings accounts	296,292	(5,270)
Net decrease in time deposits	(5,033)	(3,232)
Proceeds from exercise of stock options	0	6
Tax withholding payments on vested restricted shares surrendered	(109)	(121)
Net cash from (used in) financing activities	288,851	(10,831)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,794)	(9,751)

CASH AND CASH EQUIVALENTS, beginning of period	147,594	126,145

CASH AND CASH EQUIVALENTS, end of period	$142,800	$116,394

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$909	$1,200
Income taxes	$2,754	$3,420

NON-CASH INVESTING ACTIVITIES:
Real estate acquired through foreclosure	$137	$0
Change in unrealized gain on securities	$6,197	$4,139
Change in contributions payable to LIHTC limited partner investment	$(590)	$(511)
Lease right-of-use assets	$538	$4,550

NON-CASH FINANCING ACTIVITIES:
Present value of lease obligations	$(487)	$(4,947)

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

The consolidated financial statements include the accounts of the parent company and its wholly-owned bank subsidiary. Unless otherwise stated, the “Company” refers to the consolidated entity, Oak Valley Bancorp, while the “Bank” refers to Oak Valley Community Bank. All material intercompany transactions have been eliminated. The interim consolidated financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine-month periods ended September 30, 2020 are not necessarily indicative of the results of a full year’s operations. Certain prior year amounts have been reclassified to conform to the current year presentation. There was no effect on net income or shareholders’ equity as previously reported as a result of reclassifications. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2019.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles Goodwill and Other (Subtopic 350): Simplifying the Test for Goodwill Impairment. The provisions of the update eliminate the existing second step of the goodwill impairment test which provides for the allocation of reporting unit fair value among existing assets and liabilities, with the net leftover amount representing the implied fair value of goodwill. In replacement of the existing goodwill impairment rule, the update will provide that impairment should be recognized as the excess of any of the reporting unit’s goodwill over the fair value of the reporting unit. Under the provisions of this update, the amount of the impairment is limited to the carrying value of the reporting unit’s goodwill. For public business entities that are Securities and Exchange Commission filers, the amendments of the update will become effective in fiscal years beginning after December 15, 2019. The Company adopted the standards update January 1, 2020 and evaluates goodwill in accordance with the provisions of the standard. Due to the economic impact that COVID-19 has had on the Company, management concluded that factors such as the decline in macroeconomic conditions have led to the occurrence of a triggering event and therefore an interim impairment test over goodwill was performed as of September 30, 2020. As part of this interim impairment assessment, in the event that the Company concluded that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. Based upon the results of our interim goodwill assessment, we have concluded that an impairment did not exist as of the time of the assessment.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Subtopic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. The Company first adopted this ASU beginning with the period ended March 31, 2020, and it did not have a significant impact on the Company's consolidated financial statements.

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

NOTE 3 – SECURITIES

Equity Securities

The Company held equity securities with fair values of $3,418,000 and $3,297,000 as of September 30, 2020 and December 31, 2019, respectively. There were no sales of equity securities during the three and nine-month periods ended September 30, 2020 and 2019. Consistent with ASU 2016-01, these securities are carried at fair value with the changes in fair value recognized in the consolidated statements of income. Accordingly, the Company recognized a loss of $7,000 and a gain of $59,000 during the three and nine months ended September 30, 2020, respectively, as compared to gains of $18,000 and $108,000 during the same periods of 2019.

Debt Securities

Debt securities have been classified in the financial statements as available for sale. The amortized cost and estimated fair values of debt securities as of September 30, 2020 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$24,580	$945	$(9)	$25,516
Collateralized mortgage obligations	1,332	20	(57)	1,295
Municipalities	122,879	9,425	(1)	132,303
SBA pools	5,283	5	(30)	5,258
Corporate debt	14,228	211	(419)	14,020
Asset backed securities	49,009	369	(858)	48,520
	$217,311	$10,975	$(1,374)	$226,912

The following tables detail the gross unrealized losses and fair values of debt securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2020.

(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$99	(1)	$1,214	$(8)	$1,313	$(9)
Collateralized mortgage obligations	584	(57)	0	0	584	(57)
Municipalities	1	(1)	0	0	1	(1)
SBA pools	0	0	4,055	(30)	4,055	(30)
Corporate debt	0	0	8,081	(419)	8,081	(419)
Asset backed securities	15,921	(188)	24,333	(670)	40,254	(858)
Total temporarily impaired securities	$16,605	$(247)	$37,683	$(1,127)	$54,288	$(1,374)

As of September 30, 2020, four corporate debts, two U.S. agencies, seven Small Business Administration (“SBA”) pools and fourteen asset backed securities make up the total debt securities in an unrealized loss position for greater than 12 months. As of September 30, 2020, nine asset backed securities, three U.S. agencies, one municipality and one collateralized mortgage obligation make up the total debt securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and the volatility of the security’s fair value. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to asset backed securities that are backed by federal government guaranteed student loans that are repaying slower than expected due to legislation that allows borrowers to extend payment schedules based on their income level. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities as of September 30, 2020, segregated by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$17,985	$18,136
Due after one year through five years	80,469	85,593
Due after five years through ten years	52,764	55,849
Due after ten years	66,093	67,334
	$217,311	$226,912

The amortized cost and estimated fair values of debt securities as of December 31, 2019 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$31,180	$566	$(17)	$31,729
Collateralized mortgage obligations	1,618	5	(9)	1,614
Municipalities	86,826	3,746	(1)	90,571
SBA pools	6,419	9	(33)	6,395
Corporate debt	19,253	173	(458)	18,968
Asset backed securities	41,389	76	(654)	40,811
	$186,685	$4,575	$(1,172)	$190,088

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

The Company recognized no gains on called securities during the three-month period ended September 30, 2020 and a gain of $1,000 during the nine-month period ended September 30, 2020, compared to gains of $27,000 and $137,000, respectively, for the same periods during 2019. There were no sales of available-for-sale securities during the nine-months ended September 30, 2020 and 2019.

Debt securities carried at $154,586,000 and $123,381,000 as of September 30, 2020 and December 31, 2019, respectively, were pledged to secure deposits of public funds.

NOTE 4 – LOANS

The Company’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of September 30, 2020, approximately 63% of the Company’s loans are commercial real estate loans which include construction loans Approximately 31% of the Company’s loans are for general commercial uses including professional, retail, and small business. Also included in the commercial and industrial loans in the table below are Paycheck Protection Program loans (as described below) totaling $244,198,000. Additionally, 3% of the Company’s loans are for residential real estate and other consumer loans. The remaining 3% are agriculture loans. Loan totals were as follows:

(in thousands)	September 30, 2020	December 31, 2019
Commercial real estate:
Commercial real estate- construction	$36,737	$53,169
Commercial real estate- mortgages	527,827	475,146
Land	5,493	8,367
Farmland	79,693	70,320
Commercial and industrial	317,316	77,704
Consumer	712	1,274
Consumer residential	33,329	36,647
Agriculture	25,743	28,358
Total loans	1,026,850	750,985

Less:
Deferred loan fees and costs, net	(6,183)	(792)
Allowance for loan losses	(11,635)	(9,146)
Net loans	$1,009,032	$741,047

Paycheck Protection Program. With the passage of the Paycheck Protection Program (“PPP”), administered by the SBA, the Company assisted its customers with applications for resources through the program. As of April 16, 2020, all $350 billion of the available funds under Round One of this program had been allocated. The Treasury Department later announced that an additional $310 billion would be available for Round Two of the PPP, which commenced on April 27, 2020 and closed on August 8, 2020. As of September 30, 2020, the PPP remained closed and was not accepting applications. PPP loans have a two-year term if the loan was approved by the SBA prior to June 5, 2020, and loans approved after that date have a five-year term. All PPP loans earn interest at 1%. The Company believes that the majority of PPP loans will ultimately be forgiven by the SBA in accordance with the terms of the program which will result in loan pay-offs throughout the remainder of the year and into 2021. As of September 30, 2020, the Company has received approvals with the SBA for 1,677 PPP loans representing approximately $261,960,000 in funding. As a result, the Company is expecting to receive fee income that will be recorded in total interest income, amortized over the life of the loans. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government, and therefore, no allowance for credit losses has been allocated for PPP loans. Should those circumstances change, the Company could be required to establish additional allowance for credit losses through additional provision for credit loss expense charged to earnings.

COVID-19 Related Loan Payment Deferrals. The COVID-19 Pandemic has negatively impacted the revenue streams of certain borrowers of the Company, and therefore, the Company has elected to allow these clients to defer payments for a term up to six months. These deferrals were specifically related to the pandemic and the resulting economic hardships. No deferrals were granted during the first quarter of 2020. As of September 30, 2020, the Company had 7 loans with an outstanding balance of $25,151,000 for which payments were deferred due to the financial impact of the pandemic. After an evaluation of financial stability, no specific loan loss reserve allocation was required on any of these loans at the time of deferral. In accordance with regulatory and accounting guidance, these short-term modifications granted in response to the COVID-19 pandemic are not considered to be troubled debt restructurings.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. As of September 30, 2020 and December 31, 2019, commercial real estate loans equal to approximately 36% and 39%, respectively, of the outstanding principal balance of commercial real estate loans were secured by owner-occupied properties.

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

Non-accrual loans, segregated by class of loans, were as follows:

(in thousands)	September 30, 2020	December 31, 2019
Commercial real estate:
Commercial real estate- construction	$0	$0
Commercial real estate- mortgages	0	0
Land	757	855
Farmland	0	0
Commercial and industrial	0	0
Consumer	0	0
Consumer residential	0	248
Agriculture	0	0
Total non-accrual loans	$757	$1,103

Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income of approximately $9,000 and $29,000 in the three and nine-month periods ended September 30, 2020, respectively, as compared to $14,000 and $48,000 in the same periods of 2019.

The following table analyzes past due loans including the past due non-accrual loans in the above table, segregated by class of loans, as of September 30, 2020 (in thousands):

September 30, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$36,737	$36,737	$0
Commercial R.E. - mortgages	0	0	0	0	527,827	527,827	0
Land	0	0	0	0	5,493	5,493	0
Farmland	0	0	0	0	79,693	79,693	0
Commercial and industrial	0	0	0	0	317,316	317,316	0
Consumer	0	0	0	0	712	712	0
Consumer residential	0	0	0	0	33,329	33,329	0
Agriculture	0	0	0	0	25,743	25,743	0
Total	$0	$0	$0	$0	$1,026,850	$1,026,850	$0

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

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. There was no interest income realized on impaired loans for the three and nine-months ended September 30, 2020 and 2019.

Impaired loans as of September 30, 2020 are set forth in the following table.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
September 30, 2020
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0
Land	805	0	757	757	680
Farmland	0	0	0	0	0
Commercial and Industrial	0	0	0	0	0
Consumer	0	0	0	0	0
Consumer residential	0	0	0	0	0
Agriculture	0	0	0	0	0
Total	$805	$0	$757	$757	$680

Average recorded investment in impaired loans outstanding as of September 30, 2020 and 2019 is set forth in the following table.

(in thousands)	Average Recorded Investment for the Three Months Ended September 30,		Average Recorded Investment for the Nine Months Ended September 30,
	2020	2019	2020	2019
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0
Land	769	890	802	901
Farmland	0	0	0	0
Commercial and Industrial	0	0	0	0
Consumer	0	0	0	0
Consumer residential	22	126	117	51
Agriculture	0	0	0	0
Total	$791	$1,016	$919	$952

Impaired loans as of December 31, 2019 are set forth in the following table.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
December 31, 2019
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	873	0	855	855	680	892
Farmland	0	0	0	0	0	0
Commercial and Industrial	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Consumer residential	312	248	0	248	0	113
Agriculture	0	0	0	0	0	0
Total	$1,185	$248	$855	$1,103	$680	$1,005

Troubled Debt Restructurings – In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

As of September 30, 2020, there was one loan that was considered to be a troubled debt restructuring totaling $757,000, which is included in non-accrual loans. The troubled debt restructuring as of September 30, 2020 was not related to the economic challenges caused by the COVID-19 pandemic. As of December 31, 2019, there was one loan that was considered to be a troubled debt restructuring totaling $855,000, which is included in non-accrual loans. As of September 30, 2020 and December 31, 2019, there were no unfunded commitments on loans classified as a troubled debt restructurings. The Company has allocated $680,000 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of September 30, 2020 and December 31, 2019.

During the nine-months ended September 30, 2020, there were no loans that were modified as troubled debt restructurings. During the three and nine-months ended September 30, 2019, there was one loan modified as a troubled debt restructuring totaling $906,000 at the time it was modified. The modification of the terms of such loans typically includes one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date; or a temporary payment modification in which the payment amount allocated towards principal was reduced. In some cases, a permanent reduction of the accrued interest on the loan is conceded.

There were no loans modified as troubled debt restructurings within the previous twelve months and for which there was a payment default during the nine-month periods ended September 30, 2020 and 2019. A loan is considered to be in payment default once it is ninety days contractually past due under the modified terms.

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

●

Any managerial or personal problems with company management, decline in the entire industry or local economic conditions, or failure to provide financial information or other documentation as requested.

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

As of September 30, 2020 and December 31, 2019, there are no loans that are classified with risk grades of 7- Doubtful or 8- Loss.

The following table presents weighted average risk grades of the Company’s loan portfolio:

	September 30, 2020	December 31, 2019
	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.13	3.00
Commercial real estate - mortgages	3.10	3.02
Land	4.02	3.72
Farmland	3.07	3.04
Commercial and industrial	3.01	3.05
Consumer	1.78	2.29
Consumer residential	3.00	3.02
Agriculture	3.11	3.17
Total gross loans	3.07	3.03

The following table presents risk grade totals by class of loans as of September 30, 2020 and December 31, 2019. Risk grades 1 through 4(W) have been aggregated in the “Pass” line.

(in thousands)	Commercial R.E. Construction	Commercial R.E. Mortgages	Land	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

September 30, 2020
Pass	$36,737	$518,731	$4,736	$78,268	$315,665	$689	$33,291	$24,418	$1,012,535
Special mention	-	9,096	-	365	-	-	-	1,153	10,614
Substandard	-	-	757	1,060	1,651	23	38	172	3,701
Total loans	$36,737	$527,827	$5,493	$79,693	$317,316	$712	$33,329	$25,743	$1,026,850

December 31, 2019
Pass	$53,169	$471,594	$7,512	$69,002	$74,960	$1,249	$36,470	$26,512	$740,468
Special mention	-	3,552	-	1,207	550	-	-	1,846	7,155
Substandard	-	-	855	111	2,194	25	177	-	3,362
Total loans	$53,169	$475,146	$8,367	$70,320	$77,704	$1,274	$36,647	$28,358	$750,985

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine-months ended September 30, 2020 and 2019. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

For the Three and Nine Months Ended September 30, 2020 and 2019

(in thousands)	Commercial	Commercial		Consumer
Three Months Ended September 30, 2020	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$8,943	$1,072	$34	$321	$541	$532	$11,443
Charge-offs	0	0	(5)	0	0	0	(5)
Recoveries	0	0	4	0	0	0	4
Provision for (reversal of) loan losses	227	(43)	(11)	16	(31)	35	193
Ending balance	$9,170	$1,029	$22	$337	$510	$567	$11,635

(in thousands)	Commercial	Commercial		Consumer
Nine Months Ended September 30, 2020	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$7,170	$1,000	$38	$306	$525	$107	$9,146
Charge-offs	0	0	(22)	(2)	0	0	(24)
Recoveries	0	0	9	1	0	0	10
Provision for (reversal of) loan losses	2,000	29	(3)	32	(15)	460	2,503
Ending balance	$9,170	$1,029	$22	$337	$510	$567	$11,635

	Commercial	Commercial		Consumer
Three Months Ended September 30, 2019	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$6,675	$1,095	$33	$292	$672	$3	$8,770
Charge-offs	0	0	(6)	0	0	0	(6)
Recoveries	0	0	1	0	0	0	1
Provision for (reversal of) loan losses	210	(77)	6	26	33	42	240
Ending balance	$6,885	$1,018	$34	$318	$705	$45	$9,005

	Commercial	Commercial		Consumer
Nine Months Ended September 30, 2019	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Beginning balance	$6,580	$1,065	$39	$304	$693	$4	$8,685
Charge-offs	0	0	(20)	0	0	0	(20)
Recoveries	0	0	4	1	0	0	5
Provision for (reversal of) loan losses	305	(47)	11	13	12	41	335
Ending balance	$6,885	$1,018	$34	$318	$705	$45	$9,005

The following table details the allowance for loan losses and ending gross loan balances as of September 30, 2020 and December 31, 2019, summarized by collective and individual evaluation methods of impairment.

(in thousands)	Commercial	Commercial		Consumer
September 30, 2020	Real Estate	and Industrial	Consumer	Residential	Agriculture	Unallocated	Total
Allowance for loan losses for loans:
Individually evaluated for impairment	$680	$0	$0	$0	$0	$0	$680
Collectively evaluated for impairment	8,490	1,029	22	337	510	567	10,955
	$9,170	$1,029	$22	$337	$510	$567	$11,635

Ending gross loan balances:
Individually evaluated for impairment	$757	$0	$0	$0	$0	$0	$757
Collectively evaluated for impairment	648,993	317,316	712	33,329	25,743	0	1,026,093
	$649,750	$317,316	$712	$33,329	$25,743	$0	$1,026,850

December 31, 2019
Allowance for loan losses for loans:
Individually evaluated for impairment	$680	$0	$0	$0	$0	$0	$680
Collectively evaluated for impairment	6,490	1,000	38	306	525	107	8,466
	$7,170	$1,000	$38	$306	$525	$107	$9,146

Ending gross loan balances:
Individually evaluated for impairment	$855	$0	$0	$248	$0	$0	$1,103
Collectively evaluated for impairment	606,147	77,704	1,274	36,399	28,358	0	749,882
	$607,002	$77,704	$1,274	$36,647	$28,358	$0	$750,985

Changes in the reserve for off-balance-sheet commitments were as follows:

(in thousands)	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019

Balance, beginning of period	$419	$480	$427	$396
Provision (Reversal) to Operations for Off Balance Sheet Commitments	(32)	(47)	(40)	37
Balance, end of period	$387	$433	$387	$433

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

At September 30, 2020 and December 31, 2019, loans carried at $1,026,850,000 and $750,985,000, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 5 — LEASES

We have historically entered into a number of lease arrangements under which we are the lessee. We have elected the practical expedient to rely on our original lease classification at the commencement of each lease contract, and not reassess the lease classifications upon the adoption of ASU No. 2016-02, Leases (Topic 842) on the effective date of January 1, 2019. Therefore, all of the Company’s leases are determined to be operating leases. The other practical expedients the Company adopted are: (1) combining lease and non-lease components into a single liability amount and (2) leases with fair values of less than $5,000 were not included as they are not considered to be material. The Company does not have any short-term leases in which the original term at commencement is twelve months or less and therefore, there is no impact of short-term leases on the initial Right of Use (ROU) asset or lease liability recorded on January 1, 2019. As of September 30, 2020, the ROU asset totaled $4,850,000.

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

For the three and nine-months ended September 30, 2020, the total expense recorded for our leases was $294,000 and $838,000, respectively, as compared to $275,000 and $820,000 for the same periods of the prior year.

NOTE 6 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of September 30, 2020 and December 31, 2019. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between levels during the three and nine-month periods ended September 30, 2020 and 2019.

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

The estimated fair values of the Company’s financial instruments not measured at fair value as of September 30, 2020 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	142,800	142,800	1
Restricted equity securities	4,758	4,758	2
Loans, net	1,009,032	1,017,792	3
Interest receivable	5,293	5,293	2

Financial liabilities:
Deposits	(1,311,188)	(1,311,245)	3
Interest payable	(18)	(18)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,488)	3

The estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2019 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$147,594	$147,594	1
Restricted equity securities	4,761	4,761	2
Loans, net	741,047	742,484	3
Interest receivable	3,457	3,457	2

Financial liabilities:
Deposits	(1,019,929)	(1,019,654)	3
Interest payable	(50)	(50)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,647)	3

The following table presents the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the condensed consolidated balance sheets at each respective period end, by level within the fair value hierarchy as of September 30, 2020 and December 31, 2019.

	Fair Value Measurements as of September 30, 2020 Using
(in thousands)	September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$25,516	$0	$25,516	$0
Collateralized mortgage obligations	1,295	0	1,295	0
Municipalities	132,303	0	132,303	0
SBA pools	5,258	0	5,258	0
Corporate debt	14,020	0	14,020	0
Asset backed securities	48,520	0	48,520	0

Equity Securities:
Mutual fund	$3,418	$3,418	$0	$0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$77	$0	$0	$77
Other real estate owned	137	0	0	137

	Fair Value Measurements at December 31, 2019 Using
(in thousands)	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$31,729	$0	$31,729	$0
Collateralized mortgage obligations	1,614	0	1,614	0
Municipalities	90,571	0	90,571	0
SBA pools	6,395	0	6,395	0
Corporate debt	18,968	0	18,968	0
Asset backed securities	40,811	0	40,811	0

Equity Securities:
Mutual fund	$3,297	$3,297	$0	$0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$175	$0	$0	$175
Consumer residential	248	0	0	248

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

There have been no significant changes in the valuation techniques during the nine-month period ended September 30, 2020.

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

The Company’s calculation of basic and diluted EPS for the three and nine-month periods ended September 30, 2020 and 2019 are reflected in the table below.

	THREE MONTHS ENDED
(In thousands)	SEPTEMBER 30,
	2020	2019
BASIC EARNINGS PER SHARE

Net income	$3,748	$3,231
Weighted average shares outstanding	8,126	8,105
Net income per common share	$0.46	$0.40

DILUTED EARNINGS PER SHARE

Net income	$3,748	$3,231
Weighted average shares outstanding	8,126	8,105
Effect of dilutive non-vested restricted shares	8	15
Weighted average shares of common stock and common stock equivalents	8,134	8,120
Net income per diluted common share	$0.46	$0.40

	NINE MONTHS ENDED
(In thousands)	SEPTEMBER 30,
	2020	2019
BASIC EARNINGS PER SHARE

Net income	$9,038	$9,297
Weighted average shares outstanding	8,122	8,100
Net income per common share	$1.11	$1.15

DILUTED EARNINGS PER SHARE

Net income	$9,038	$9,297
Weighted average shares outstanding	8,122	8,100
Effect of dilutive non-vested restricted shares	11	13
Weighted average shares of common stock and common stock equivalents	8,133	8,113
Net income per diluted common share	$1.11	$1.15

NOTE 8 – RISKS AND UNCERTAINTIES

The coronavirus (“COVID-19”) pandemic and the Federal Reserve's response to the economic challenges has resulted in an uncertain and rapidly evolving economy. As of September 30, 2020, governmental response to combat this pandemic has resulted in approximately 10% of the Company’s administrative staff working remotely, while all of the branch staff have returned to working in the office. During the early stages of the pandemic, a higher percentage of staff worked remotely, but the majority of those have returned to the office. These remote work arrangements have not adversely impacted the ability to serve clients and have not had an impact on the Company’s financial reporting systems or the internal controls over financial reporting, disclosures and related procedures.

The most significant impact of COVID-19 on the Company’s business has been to the quality of the loan portfolio and to net interest income as short-term interest rates have sharply declined. The Company has increased the qualitative factors used in the determination of the adequacy of the allowance for loan and lease loss in anticipation of the impact that COVID-19 will have on clients and their ability to fulfill their obligations. There is no certainty that the provisions made during the first nine months of 2020 will be sufficient to absorb the losses that stem from the impact of COVID-19 on the Company’s clients. As the longer-term effects on clients from the COVID-19 pandemic become more apparent, it may be necessary to charge-off some or all of the balance on certain loans and make further provisions to increase the allowance for loan and lease losses. These potential additional provisions for loan and lease losses will have a direct impact upon capital, including the potential need to reevaluate a valuation allowance on our deferred tax asset. At this time, the Company does not expect that there would be any material impairment to the valuation of other long-lived assets, right of use assets, or our investment securities.

Increased demand for liquidity by clients is another impact that could occur should the COVID-19 effects be prolonged. As of September 30, 2020, the Company and the Bank's on-balance sheet liquidity was very strong and combined with contingent liquidity resources, management believes that the Bank has sufficient resources to meet the liquidity needs of its clients. In response to COVID-19, the Federal Reserve has made other provisions that could assist the Bank in satisfying its liquidity needs, such as reducing the reserve requirement to zero, expanding access to the discount window through collateral pledging and extension of term borrowings.

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

COVID-19 Impact

The coronavirus (“COVID-19”) pandemic and the Federal Reserve's response to the economic challenges during the first nine months of 2020 has resulted in an uncertain and rapidly evolving economy. In response to the pandemic, approximately 10% of our administrative staff were working remotely as of September 30, 2020, which has decreased since May 2020 as a majority of employees working from home have returned to the office. To date, we have been able to fully support our remote workforce and these remote work arrangements have not adversely impacted our ability to serve our clients. These remote work arrangements have also not had an impact on our financial reporting systems or the internal controls we have over financial reporting, disclosures and related procedures. In addition to the remote work arrangements, the Company has taken many other measures to protect employees and customers, including, adherence to state mask wearing mandates, social distancing, sanitizing protocols and posting of public safety notices on branch buildings.

The most significant impact of COVID-19 on our business has been to the quality of our loan portfolio and to net interest income as short-term interest rates have sharply declined. We have increased the qualitative factors used in the determination of the adequacy of our allowance for loan and lease loss in anticipation of the impact that COVID-19 will have on our clients and their ability to fulfill their obligations. In March 2020, the Federal Open Market Committee (the “FOMC”) decreased the federal funds target rate in March 2020 to a range of 0%-0.25%, which resulted in a reduction in earning assets yields. Consequently, net income for the nine months ended September 30, 2020 totaled $9,038,000, or $1.11 EPS, representing a decrease of $260,000 or 2.8% compared to $9,297,000, or $1.15 EPS for the nine months ended September 30, 2019.

Offsetting these factors was an increase in loan interest and fee income of $2,570,000 from the $262 million in Paycheck Protection Program (“PPP”) loans funded during the second and third quarters through the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), as the Bank committed early to be an active participant in the effort to support local businesses through the PPP program. Further, higher deposit account balances corresponding to PPP and government stimulus payments, coupled with changes in business and consumer spending patterns amid the COVID-19 stay-at-home orders and business lockdowns, resulted in relatively low overdraft activity and hence the decrease to non-interest income. Outside of this recent trend, the Bank’s core customer base and corresponding service fee income related to servicing loan and deposit accounts, continues to grow at a steady pace. During the second and third quarters, PPP loans also resulted in GAAP accounting deferred loan cost adjustments of $1,253,000 credited against salary expense.

The COVID-19 Pandemic has also negatively impacted the revenue streams of certain borrowers, and we elected to allow these borrowers to defer payments for a term up to six months. As of September 30, 2020, we had 7 loans with an outstanding balance of $25,151,000 for which payments were deferred due to the financial impact of COVID-19. This was a significant decrease from the prior quarter in which we had 53 loans with an outstanding balance of $74,868,000 for which payments were deferred due to the financial impact of COVID-19. After an evaluation of financial stability, no specific loan loss reserve allocation was required on any of these loans at the time of deferral and the short-term modifications granted in response to the COVID-19 pandemic are not considered to be troubled debt restructurings.

We have no certainty that the provisions we made during the first nine months of 2020 will be sufficient to absorb the losses that stem from the impact of COVID-19 on our clients. As the longer-term effects on our clients from the COVID-19 pandemic become more apparent, we may still need to charge-off some or all of the balance on certain loans and make further provisions to increase our allowance for loan and lease losses. These potential additional provisions for loan and lease losses will have a direct impact upon our capital, including the potential need to reevaluate the need for a valuation allowance on our deferred tax asset. At this time, we do not expect that there would be any material impairment to the valuation of other long-lived assets, right of use assets, or our investment securities. However, we expect a reduction in the amount of interest income we earn for the remainder of the year due to the FOMC rate cuts. Further, the U.S. government recently closed the application window for PPP loans on August 8, 2020, and unless the U.S. government takes additional stimulus action, our business may be further impacted, resulting in additional uncertainty on our net income results for the remainder of the year and into 2021. In addition, on June 8, 2020, the National Bureau of Economic Research announced that the United States was in an economic recession. A prolonged recession may result in increased overdraft activity and defaults on loans, which could materially harm our business, results of operations and financial condition.

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

Increased demand for liquidity by our clients is another impact that we anticipate could occur should the COVID-19 effects be prolonged. As of September 30, 2020 the Company and the Bank's on-balance sheet liquidity was very strong and combined with our contingent liquidity resources, we believe that the Bank has sufficient resources to meet the liquidity needs of our clients. In response to COVID-19, the Federal Reserve has made other provisions that could assist the Bank in satisfying its liquidity needs, such as reducing our reserve requirement to zero, expanding access to the discount window through collateral pledging and extension of term borrowings.

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

Management believes the following were important factors in the Company’s performance during the three and nine-month periods ended September 30, 2020:

•

The Company recognized net income of $3,748,000 and $9,038,000 for the three and nine-month periods ended September 30, 2020, respectively, as compared to $3,231,000 and $9,297,000 for the same periods in 2019.  The third quarter net income increase was primarily due to a decrease in loan loss provision to $193,000 during the third quarter, as compared to $1.86 million during the second quarter of 2020. The third quarter provision was attributable to organic loan growth while the second quarter provision related to qualitative risk factor adjustments corresponding to the COVID-19 pandemic

•

The Company recognized loan loss provisions of $193,000 and $2,503,000 during the three and nine-month periods ended September 30, 2020, respectively, as compared to $240,000 and $335,000 for the same periods of 2019. The nine-month year over year increase was primarily due to an adjustment to the reserve calculation during the second quarter of 2020 for qualitative risk factors related to the current economic instability caused by the COVID-19 pandemic.

•

Net interest income increased $1,010,000 or 9.7% and $2,145,000 or 7.0% for the three and nine-month periods ended September 30, 2020, respectively, compared to the same periods in 2019.  The increase was primarily due to $1,478,000 and $2,570,000 recognized in loan interest and fees during the three and nine months ended September 30, 2020, respectively, on the PPP loans booked during the second and third quarters of 2020.

•

Non-interest income decreased by $47,000 or 3.7% and $257,000 or 6.8% for the three and nine-months ended September 30, 2020, respectively, as compared to the same periods in 2019. The increase was primarily due to a reduction in nonsufficient fund (“NSF”)fee income resulting from higher deposit account balances due to PPP loans and economic stimulus payments.

•

Non-interest expense increased by $344,000 or 4.8% and $124,000 or 0.6% for the three and nine-month periods ended September 30, 2020, as compared to the same periods in 2019. The increase was primarily due to staffing increases and general operating costs related to servicing the growing loan and deposit portfolios, which were partially offset by PPP deferred loan cost GAAP accounting adjustments against salary expense during the second and third quarters of 2020.

•

Total assets increased $301,266,000 or 26.2%, total net loans increased by $267,985,000 or 36.2% and investment securities increased by $36,945,000 or 19.1% in each case from December 31, 2019 to September 30, 2020, while deposits increased by $291,259,000 or 28.6% for the same period. Consequently, cash and cash equivalent balances decreased by $4,794,000. The September 30, 2020 balance sheet totals were bolstered by the $242 million outstanding in PPP loans that were funded during the second and third quarters, which consequently increased total deposits, as the PPP funded amounts were credited directly to the borrowers’ deposit accounts.

Income Summary

For the three and nine-month periods ended September 30, 2020, the Company recorded net income of $3,748,000 and $9,038,000, respectively, representing an increase of $517,000 and a decrease of $259,000, as compared to the same periods in 2019.  Return on average assets (annualized) was 1.04% and 0.91% for the three and nine-months ended September 30, 2020, respectively, as compared to 1.18% and 1.16% for the same periods in 2019.  Annualized return on average common equity was 12.19% and 10.21% for the three and nine-months ended September 30, 2020, respectively, as compared to 11.86% and 11.92% for the same periods in 2019. Net income before provisions for income taxes increased by $666,000 and decreased by $404,000 for the three and nine-month periods ended September 30, 2020, respectively, from the comparable 2019 periods.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

(In thousands)	Effect on Pre-Tax Income	Effect on Pre-Tax Income
	Increase (Decrease)	Increase (Decrease)
	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Change from 2019 to 2020 in:
Net interest income	$1,010	$2,145
Provision for loan losses	47	(2,168)
Non-interest income	(47)	(257)
Non-interest expense	(344)	(124)
Change in net income before income taxes	$666	$(404)

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three and nine-month period ended September 30, 2020, net interest income was $11,455,000 and $32,829,000, respectively, which represented increases of $1,010,000 or 9.7% and $2,145,000 or 7.0%, from the comparable periods in 2019. The increase is primarily due to $1,478,000 and $2,570,000 in interest and fees on PPP loans during the three and nine months ended September 30, 2020, and organic loan and investment security growth.

The net interest margin (net interest income as a percentage of average interest earning assets) was 3.44% and 3.62% for the three and nine-month periods ended September 30, 2020, respectively, compared to 4.18% and 4.19% for the same periods in 2019. The decrease in net interest margin is primarily due to the negative impact that the FOMC interest rate cuts had on our yield on earning assets. The PPP loan production in the second quarter further compressed the interest margin, as $242 million in PPP loans were outstanding in the loan portfolio with a yield of 1%. Earning asset yield decreased by 81 and 61 basis points for the three and nine-month periods ended September 30, 2020, respectively, as compared to the same periods of 2020. Lessening this downward trend, was the deployment of low yielding cash equivalent balances into the organic loan portfolio and investment security portfolio. Additionally, PPP loans resulted in loan interest and fees of $1,478,000 and $2,570,000 during the three and nine months ended September 30, 2020.

The cost of funds on interest-bearing liabilities decreased by 10 and 8 basis points for the three and nine-month periods of 2020, respectively, as compared to the same periods in 2019. The Company continues to recognize strong core deposit growth as evidenced by the increase in average non-interest-bearing demand deposit balances of $152 million, for the nine-month period ended September 30, 2020, as compared to the same period of 2019. Deposit balances were bolstered by the $262 million in PPP loans funded during the second and third quarters, as the PPP funded amounts were credited directly to the borrowers’ deposit accounts.

Net interest income has already been impacted by the COVID-19 during the first nine months of 2020 and there may be additional negative effects. First, interest rates declined sharply at the end of the first quarter which reduced the yield on our earning assets which will continue as assets mature and reprice. Second, an economic recession could reduce the demand for loans and cause credit quality deterioration leading to more non-accrual loans, for which interest income is not recognized. Third, an increase in demand for liquidity by our clients could result in a decrease in deposits and force us to rely on our lines of credit, which could potentially increase our cost of funds. As of September 30, 2020, the Company and the Bank's on-balance sheet liquidity was very strong and combined with our contingent liquidity resources, we believe that the Bank has sufficient resources to meet the liquidity needs of our clients.

The following tables show the relative impact of changes in average balances of interest earning assets and interest-bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three and nine-month periods ended September 30, 2020 and 2019:

Net Interest Analysis

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)
Assets:
Earning assets:
Gross loans (1) (2)	$1,014,675	$10,324	4.04%	$723,180	$8,896	4.88%
Investment securities (2)	229,400	1,630	2.82%	200,190	1,613	3.20%
Federal funds sold	20,754	4	0.08%	8,917	46	2.05%
Interest-earning deposits	85,622	25	0.12%	75,501	442	2.32%
Total interest-earning assets	1,350,451	11,983	3.52%	1,007,788	10,997	4.33%
Total noninterest earning assets	84,279			77,312
Total Assets	1,434,730			1,085,100
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	307,303	117	0.15%	253,028	240	0.38%
Money market deposits	282,631	112	0.16%	224,082	96	0.17%
Savings deposits	105,126	14	0.05%	83,796	12	0.06%
Time certificates of deposit $250,000 or more	14,255	15	0.42%	15,120	20	0.52%
Other time deposits	20,275	14	0.27%	22,845	16	0.28%
Other Borrowings	2,332	2	0.34%	0	0	0.00%
Total interest-bearing liabilities	731,922	274	0.15%	598,871	384	0.25%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	567,522			364,416
Other liabilities	13,352			13,711
Total noninterest-bearing liabilities	580,874			378,127
Shareholders' equity	121,934			108,102
Total liabilities and shareholders' equity	$1,434,730			$1,085,100
Net interest income		$11,709			$10,613
Net interest spread (3)			3.37%			4.07%
Net interest margin (4)			3.44%			4.18%

(1)  Loan fees have been included in the calculation of interest income.

(2) Yields and interest income on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

(5) Annual interest rates are computed by dividing the interest income/expense by the number of days in the period multiplied by 365.

	Nine months ended			Nine months ended
	September 30, 2020			September 30, 2019
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)
Assets:
Earning assets:
Gross loans (1) (2)	$902,083	$28,978	4.28%	$711,907	$25,975	4.88%
Investment securities (2)	221,456	4,972	2.99%	203,483	4,966	3.26%
Federal funds sold	17,878	51	0.38%	8,924	153	2.29%
Interest-earning deposits	92,293	421	0.61%	71,467	1,274	2.38%
Total interest-earning assets	1,233,710	34,422	3.72%	995,781	32,368	4.35%
Total noninterest earning assets	85,456			72,683
Total assets	1,319,166			1,068,464
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	281,433	412	0.20%	248,233	701	0.38%
Money market deposits	260,786	317	0.16%	233,399	354	0.20%
Savings deposits	94,183	35	0.05%	81,750	37	0.06%
Time certificates of deposit $250,000 or more	16,584	72	0.58%	16,206	50	0.41%
Other time deposits	19,983	41	0.27%	22,862	47	0.00%
Other Borrowings	14,432	34	0.31%	-	-	0.00%
Total interest-bearing liabilities	687,401	911	0.18%	602,450	1,189	0.26%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	499,546			348,009
Other liabilities	14,293			13,720
Total noninterest-bearing liabilities	513,839			361,729
Shareholders' equity	117,926			104,285
Total liabilities and shareholders' equity	$1,319,166			$1,068,464
Net interest income		$33,511			$31,179
Net interest spread (3)			3.54%			4.08%
Net interest margin (4)			3.62%			4.19%

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

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest-bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three and nine-month periods ended September 30, 2020 and 2019.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

(In thousands)

	For the Three Months Ended
	September 30, 2020 vs 2019
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$3,586	$(2,158)	$1,428
Investment securities (2)	235	(218)	17
Federal funds sold	61	(103)	(42)
Interest-earning deposits	59	(476)	(417)
Total interest income	$3,941	$(2,955)	$986

Interest expense:
Interest-earning DDA	51	(174)	(123)
Money market deposits	25	(9)	16
Savings deposits	3	(1)	2
Time CD $250K or more	(1)	(4)	(5)
Other time deposits	(2)	0	(2)
Other Borrowings	0	2	2
Total interest expense	$76	$(186)	$(110)

Change in net interest income	$3,865	$(2,769)	$1,096

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

The table above reflects an increase of $3,865,000 in net interest income due to growth of earning asset balances combined with the overall change in mix of balances during the third quarter of 2020 as compared to the same period of 2019. The decrease in earning asset yields and rates on interest-bearing liabilities triggered by recent FOMC rate cuts resulted in a decrease of $2,769,000 to net interest income, over the same period.

	For the Nine Months Ended September 30,
	2020 vs 2019
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$6,939	$(3,936)	$3,003
Investment securities (2)	439	(433)	6
Federal funds sold	154	(256)	(102)
Interest-earning deposits	372	(1,225)	(853)
Total interest income	$7,904	$(5,850)	$2,054

Interest expense:
Interest-earning DDA	$94	$(383)	$(289)
Money market deposits	42	(79)	(37)
Savings deposits	6	(8)	(2)
Time CD $250K or more	1	21	22
Other time deposits	(6)	0	(6)
Other Borrowings	0	34	34
Total interest expense	$137	$(415)	$(278)

Change in net interest income	$7,767	$(5,435)	$2,332

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

The table above reflects an increase of $7,767,000 in net interest income due to growth of earning asset balances combined with the overall change in mix of balances during the six-month period of 2020 as compared to the same period of 2019. The decrease in earning asset yields and rates on interest-bearing liabilities triggered by recent FOMC rate cuts resulted in a decrease of $5,435,000 to net interest income over the same period.

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

The Company recorded loan loss provisions of $193,000 and $2,503,000 during the three and nine-months ended September 30, 2020, respectively, as compared to $240,000 and $335,000 recorded during the same periods of 2019. The provisions during the first nine months of 2020 were mainly due to the impact of the COVID-19 pandemic. Management reviewed the qualitative factors within the allowance for loan loss calculation and determined that a macro-economic adjustment was necessary to account for the potential negative impact of the financial strain that is being experienced by certain borrowers. Management will continue to closely monitor the economic impacts to our loan portfolio and may need to make further qualitative adjustments depending on the severity and longevity of the COVID-19 pandemic. The loan loss provision of $193,000 during the three months ended September 30, 2020 decreased sequentially from the loan loss provision of $1.86 million during the three months ended June 30, 2020 as the third quarter provision was attributable to organic loan growth while the second quarter provision related to qualitative risk factor adjustments corresponding to the COVID-19 pandemic. The company recognized a decreased of $47,000 compared to the $240,000 provision recorded during the third quarter of 2019, mainly due to a lower volume of loan growth.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three and nine-month period ended September 30, 2020, non-interest income was $1,228,000 and $3,535,000, respectively, representing decreases of $47,000 or 3.7% and $257,000 or 6.8%, compared to the same periods in 2019. The decrease is mainly due to a reduction in NSF fee income. Higher deposit account balances corresponding to PPP and government stimulus payments, coupled with changes in business and consumer spending patterns amid the COVID-19 stay-at-home orders and business lockdowns, resulted in relatively low overdraft activity.

The following tables show the major components of non-interest income:

(in thousands)	For the Three Months Ended September 30,
	2020	2019	$ change	% change
Service charges on deposits	$303	$415	$(112)	(27.0% )
Debit card transaction fee income	365	355	10	2.8%
Earnings on cash surrender value of life insurance	174	174	0	0.0%
Mortgage commissions	27	4	23	575.0%
Gains on calls of securities	0	27	(27)	(100.0% )
Other income	359	300	59	19.7%
Total non-interest income	$1,228	$1,275	$(47)	(3.7% )

(in thousands)	For the Nine Months Ended September 30,
	2020	2019	$ change	% change
Service charges on deposits	$959	$1,211	$(252)	(20.8%	)
Debit card transaction fee income	971	955	16	1.7%
Earnings on cash surrender value of life insurance	524	426	98	23.0%
Mortgage commissions	78	53	25	47.2%
Gains on calls of securities	1	137	(136)	(99.3%	)
Other income	1,002	1,010	(8)	(0.8%	)
Total non-interest income	$3,535	$3,792	$(257)	(6.8%	)

Service charges on deposits decreased by $112,000 and $252,000 for the three and nine-months ended September 30, 2020, respectively, compared to the same periods in 2019. Higher deposit account balances corresponding to PPP and government stimulus payments, coupled with changes in customer spending patterns amid the COVID-19 pandemic resulted in relatively low overdraft activity. Outside of this recent trend, the bank’s core customer base and corresponding service fee income related to servicing loan and deposit accounts, continues to grow at a steady pace.

Debit card transaction fee income increased by $10,000 and $16,000 for the three and nine-months ended September 30, 2020, respectively, compared to the same periods in 2019. The increase during 2020 is attributable to changes in business and consumer spending patterns amid the COVID-19 stay-at-home orders and business lockdowns.

Earnings on cash surrender value of life insurance were flat for the third quarter and increased by $98,000 for the nine-months ended September 30, 2020, compared to the same periods in 2019. The year-to-date increase was due to four new life insurance policies purchased on certain directors and officers during the third quarter of 2019.

Mortgage commissions increased by $23,000 and $25,000 for the three and nine-months ended September 30, 2020, respectively, as compared to the same periods of 2019, as the demand for home purchases and refinancing has increased during 2020.

There were no gains on calls of securities during the three-months ended September 30, 2020 and a gain of $1,000 during the nine-months ended September 30, 2020, as compared to gains of $27,000 and $137,000 recorded in the same periods of 2019, as the volume of called securities continues to be higher than normal due to the low interest rate environment, but has decreased in 2020 compared to 2019, and the calls in 2020 have been at par and therefore do not result in gains or losses.

Other income increased by $59,000 for the three-month period ended September 30, 2020 and decreased by $8,000 for the nine-month period ended September 30, 2020, as compared to the same periods of 2019. The increase in the second quarter of 2020, is attributable to an increase in investment advisory fee income.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

(in thousands)	For the Three Months Ended September 30,
	2020	2019	$ change	% change
Salaries and employee benefits	$4,410	$4,333	$77	1.8%
Occupancy	951	911	40	4.4%
Data processing fees	533	477	56	11.7%
Regulatory assessments (FDIC & DFPI)	111	28	83	296.4%
Other operating expenses	1,496	1,408	88	6.3%
Total non-interest expense	$7,501	$7,157	$344	4.8%

(in thousands)	For the Nine Months Ended September 30,
	2020	2019	$ change	% change
Salaries and employee benefits	$12,958	$13,217	$(259)	(2.0% )
Occupancy	2,705	2,658	47	1.8%
Data processing fees	1,532	1,396	136	9.7%
Regulatory assessments (FDIC & DFPI)	213	240	(27)	(11.3% )
Other operating expenses	4,416	4,189	227	5.4%
Total non-interest expense	$21,824	$21,700	$124	0.6%

Non-interest expenses increased by $344,000 or 4.8% and $124,000 or 0.6% for the three and nine-months ended September 30, 2020, respectively, as compared to the same periods of 2019.  Salaries and employee benefits increased $77,000 and decreased $259,000 for the three and nine-months ended September 30, 2020, respectively, as compared to the same periods of 2019. The nine-month year over year decrease is due to GAAP accounting deferred loan cost adjustments of $1,253,000 on PPP loans, which was offset by additional staffing expense required to support the continued loan and deposit growth.   A relatively small portion of the staffing expense increase is for overtime pay and incentives related to the PPP loans, but the vast majority is due to organic growth, as our full-time equivalent employees has increased by six over the past twelve months. These same staffing increases were attributable for the $77,000 increase in the third quarter 2020 as compared to the same period 2019.

Occupancy expenses increased by $40,000 and $47,000 for the three and nine-months ended September 30, 2020, respectively, as compared to the same periods of 2019, mainly due to depreciation expense on new ATM machines placed into service during the first nine months of 2020.

Data processing fees increased by $56,000 and $136,000 for the three and nine-month periods ended September 30, 2020, respectively, as compared to the same periods of 2019. The increase is mainly due to servicing costs on the growing number of loan and deposit accounts.

FDIC and DFPI (California Department of Financial Protection and Innovation) regulatory assessments increased by $83,000 and decreased by $27,000 for the three and nine-months ended September 30, 2020, respectively, as compared to the same periods in 2019.  In January 2019, the FDIC sent notification that small banks less than $10 billion would receive assessment credits for the portion of their assessments that contributed to the growth in the Deposit Insurance Fund Reserve Ratio from 1.15% to 1.35%, to be applied when the reserve ratio reached 1.38%. That threshold was met in the early part of 2019 and therefore the Company did not recognize any expense for FDIC assessments during the last six months of 2019 and the first quarter of 2020. The Company resumed its expense accrual during the second quarter of 2020, when the credit was fully utilized. Additionally, the initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC and the Company’s risk profile improved throughout 2019 and remains at stable levels in 2020 thus far, resulting in a relatively low assessment rate. However, management expects it to be offset by deposit growth throughout the remainder of 2020 and into 2021, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis.

Other expense increased by $88,000 and $227,000 for the three and nine-months ended September 30, 2020, respectively, as compared to the same periods in 2019, due to increases in a variety of general operating expenses as the Company’s business portfolios continue to expand.

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

The Company reported provisions for income taxes of $1,241,000 and $2,999,000 for the three and nine-month periods ended September 30, 2020, respectively, representing a $149,000 increase and a $145,000 decrease compared to the provisions reported in the comparable periods of 2019. The effective income tax rate on income from continuing operations was 24.9% for the three and nine-months ended September 30, 2020, compared to 25.3% for the comparable periods of 2019. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, bank owned life insurance and certain tax-exempt loans). The disparity between the effective tax rates for 2020 as compared to 2019 is primarily due to tax credits from low income housing projects as well as tax free-income on municipal securities and loans that comprised a larger proportion of pre-tax income in 2020 as compared to 2019.

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

Non-accrual loans totaled $757,000 and $1,103,000 as of September 30, 2020 and December 31, 2019, respectively.  The non-accrual loans as of September 30, 2020 are loans made to one borrower primarily for commercial real estate land. As of September 30, 2020 and December 31, 2019, the Company had one loan considered a troubled debt restructuring totaling $757,000 and $855,000, respectively, which is included in non-accrual loans.

OREO as of September 30, 2020 and December 31, 2019 consisted of two properties, a consumer residential property acquired through foreclosure totaling $137,000, and a residential land property acquired through foreclosure that was written down to a zero balance because the public utilities have not been obtainable, therefore, rendering these land lots unmarketable at this time. There were no sales, or fair value adjustments of OREO properties during the first nine months of 2020 and 2019. There was one acquisition of a consumer residential OREO property totaling $137,000 during the three months ended September 30, 2020, and no acquisitions during the same period of 2019.

The following table presents information about the Bank’s non-performing assets, including asset quality ratios as of September 30, 2020 and December 31, 2019:

Non-Performing Assets

(in thousands)	September 30,	December 31,
	2020	2019
Loans in non-accrual status	$757	$1,103
Loans past due 90 days or more and accruing	0	0
Total non-performing loans	757	1,130
Other real estate owned	137	0
Total non-performing assets	$894	$1,103

Allowance for loan losses	$11,635	$9,146

Asset quality ratios:
Non-performing assets to total assets	0.06%	0.10%
Non-performing loans to total loans	0.07%	0.15%
Allowance for loan losses to total loans	1.13%	1.22%
Allowance for loan losses to total non-performing loans	1536.99%	829.19%

Non-performing assets decreased by $209,000 as of September 30, 2020, as compared to December 31, 2019, due to payments received from borrowers on two loans on non-accrual status during 2020, and a transfer of one loan to OREO.

Allowance for Loan and Lease Losses

Due to credit risk inherent in the lending business, the Company routinely sets aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges for the outstanding loan portfolio have been credited to the allowance for loan losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company recorded loan loss provisions of $193,000 and $2,503,000 during the three and nine-months ended September 30, 2020, respectively, as compared to $240,000 and $335,000 in the same periods of 2019.

The provisions during the nine-month periods ended September 30, 2020 were due mainly to the impact of the COVID-19 pandemic. Management reviewed the qualitative factors within the allowance for loan loss calculation and determined that a macro-economic adjustment was necessary to account for the potential negative impact of the financial strain that is being experienced by certain borrowers. Management will continue to closely monitor the economic impacts to our loan portfolio and may need to make further qualitative adjustments depending on the severity and longevity of the COVID-19 pandemic. The loan loss provision of $193,000 during the three months ended September 30, 2020 decreased sequentially from the loan loss provision of $1.86 million during the three months ended June 30, 2020 as the third quarter provision was attributable to organic loan growth while the second quarter provision related to qualitative risk factor adjustments corresponding to the COVID-19 pandemic.

The allowance for loan losses increased by $2,489,000, to $11,635,000 as of September 30, 2020, as compared to $9,146,000 as of December 31, 2019, due to the $2,503,000 provision for loan loss during the first nine months of 2020, which was partially offset by net loan charge-offs of $14,000 during the same period. These factors combined with the increase in the gross loan balance resulted in a decrease in the allowance for loan losses as a percentage of total loans to 1.13% as of September 30, 2020, as compared to 1.22% as of December 31, 2019. This decrease is mainly due to the $242 million in PPP loans outstanding at September 30, 2020 that do not require a loan loss reserve as they are guaranteed by the federal government through the SBA program.

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

Although management believes the allowance as of September 30, 2020 was adequate to absorb probable losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on the Company’s service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of September 30, 2020, and December 31, 2019, the Company had $142,800,000 and $147,594,000, respectively, in cash and cash equivalents.

Investment Securities

Management of the investment securities portfolio focuses on providing an adequate level of liquidity and establishing an interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk. Investment securities that the Company intends to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale or equity securities.  Currently, all of the investment securities are classified as available-for-sale except for one mutual fund classified as an equity security with a carrying value of $3,418,000 as of September 30, 2020. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. The carrying values of equity securities are adjusted for unrealized gains or losses through noninterest income in the consolidated statement of income.

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

Deposits

Total deposits as of September 30, 2020 were $1,311,188,000, a $291,259,000 or 28.6% increase from the deposit total of $1,019,929,000 as of December 31, 2019.  Average deposits increased by $236,488,000 to $1,186,947,000 for the nine-month period ended September 30, 2020 as compared to the same period in 2019, mainly due to core deposit growth as the PPP Program provided opportunities to win the business of various business clients. PPP loan funds were consequently credited directly to borrowers’ deposit accounts. Management believes the Company attracted deposits due to the safety and soundness of the Bank and our focus on customer service.

Deposits Outstanding

	September 30,	December 31,	Nine Month Change
(in thousands)	2020	2019	$	%

Demand	$881,195	$664,687	216,508	32.6%
MMDA	284,956	233,526	51,430	22.0%
Savings	111,143	82,789	28,354	34.2%
Time < $250K	20,551	20,785	(234)	(1.1% )
Time > $250K	13,343	18,142	(4,799)	(26.5% )
	$1,311,188	$1,019,929	$291,259	28.6%

Because the Company’s client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Three clients carry deposit balances of more than 1% of total deposits, but none had a deposit balance of more than 3% of total deposits as of September 30, 2020. Management believes that the Company’s funding concentration risk is not significant and is mitigated by the ample sources of funds the Bank has access to.

Since the deposit growth strategy emphasizes core deposit growth, the Company has avoided relying on brokered deposits as a consistent source of funds. The Company had no brokered deposits as of September 30, 2020 and December 31, 2019.

Borrowings

Although deposits are the primary source of funds for lending and investment activities and for general business purposes, the Company may obtain advances from the Federal Home Loan Bank (“FHLB”) as an alternative to retail deposit funds. The Company took out a $50 million FHLB advance in April 2020 in anticipation of funding a large volume of PPP loans. As of September 30, 2020, no advances were outstanding, as the advance was paid in full during July 2020. As of December 31, 2019, had no outstanding FHLB advances or borrowings of any kind, as the Company continues to rely on deposit growth as its primary source of funding. See “Liquidity Management” below for the details on the FHLB borrowings program.

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

The following tables present a comparison of our actual capital ratios to the minimum required ratios as of the dates indicated:

(in thousands)			Regulatory
	Actual		Minimum (1)
Capital ratios for Bank:	Amount	Ratio	Amount	Ratio

As of September 30, 2020
Total capital (to Risk- Weighted Assets)	$125,140	12.9%	$101,942	>10.5%
Tier I capital (to Risk- Weighted Assets)	$113,118	11.7%	$82,525	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$113,118	11.7%	$67,961	>7.0%
Tier I capital (to Average Assets)	$113,118	8.0%	$56,897	>4.0%

As of December 31, 2019
Total capital (to Risk- Weighted Assets)	$115,713	12.3%	$98,423	>10.5%
Tier I capital (to Risk- Weighted Assets)	$106,140	11.3%	$79,676	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$106,140	11.3%	$65,615	>7.0%
Tier I capital (to Average Assets)	$106,140	9.5%	$44,948	>4.0%

Capital ratios for the Company:

As of September 30, 2020
Total capital (to Risk- Weighted Assets)	$125,477	12.9%	$101,949	>10.5%
Tier I capital (to Risk- Weighted Assets)	$113,455	11.7%	$82,530	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$113,455	11.7%	$67,966	>7.0%
Tier I capital (to Average Assets)	$113,455	8.0%	$56,901	>4.0%

As of December 31, 2019
Total capital (to Risk- Weighted Assets)	$115,910	12.4%	$98,428	>10.5%
Tier I capital (to Risk- Weighted Assets)	$106,337	11.3%	$79,680	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$106,337	11.3%	$65,619	>7.0%
Tier I capital (to Average Assets)	$106,337	9.5%	$44,951	>4.0%

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

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, the Company maintains a portion of funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. The Company obtains funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings. The Company’s primary use of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common and preferred stockholders. The Company’s liquid assets as of September 30, 2020 were $244.4 million compared to $241.0 million as of December 31, 2019.  The Company’s liquidity level measured as the percentage of liquid assets to total assets was 16.9% as of September 30, 2020, compared to 21.0% as of December 31, 2019. Liquid assets increased during the first nine months of 2020, mainly due to the deposit increase of $291 million, resulting in higher levels of cash. Management anticipates that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for operating, investing and financing needs and regulatory liquidity requirements for at least the next twelve months. Management monitors the Company’s liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, the Company relies on advances from the FHLB to supplement the supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of the loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of September 30, 2020, the Company’s borrowing capacity from the FHLB was approximately $319.5 million and there were no outstanding advances. The Company also maintains 2 lines of credit with correspondent banks to purchase up to $70 million in federal funds, for which there were no advances as of September 30, 2020.

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

As of September 30, 2020 and December 31, 2019, the Company had commitments to extend credit of $148.8 million and $164.7 million, respectively, which includes obligations under letters of credit of $2.9 million and $3.1 million, respectively.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

Item 3.                                                               Quantitative and Qualitative Disclosures About Market Risk

For qualitative and quantitative disclosures about market risk, please see the sections entitled “Market Risk” and “Interest Rate Management” in Item 7 of the Company’s 2019 Annual Report on Form 10-K. As of September 30, 2020, the Company’s exposures to market risk have not changed materially since December 31, 2019. We will continue to monitor our exposures to market risk in light of the COVID-19 pandemic.

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

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the Evaluation Date. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. The design of our processes and controls allow for remote execution with accessibility to secure data. We are continually monitoring and assessing the COVID-19 situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.

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

In March 2020, the Federal Open Market Committee (FOMC) decreased the federal funds target rate in March 2020 to a range of 0%-0.25%, which resulted in a reduction in our earning assets yields and therefore, we expect a reduction in the amount of interest income we earn for the remainder of the year. Additionally, concerns over the economic impact of the COVID-19 pandemic have caused extreme volatility in financial and other capital markets, which may adversely affect our stock price and our ability to access capital markets in the future. Further, the U.S. government recently closed the application window for PPP loans on August 8, 2020, and unless the U.S. government takes additional stimulus action, our business may be further impacted, resulting in additional uncertainty on our net income results for the remainder of the year and into 2021.

To date, we have not closed any of our branches for extended periods in response to the COVID-19 pandemic. However, many other banks in our area have had to close branches due to risks of infection or actual infection within those branches. While we have implemented social distancing and sanitation plans and other safeguards and provided personal protection equipment for our front line employees, those employees remain at heightened risk for infection due to their exposure to the public, and any exposure to the virus may require us to temporarily close one or more of our branches in order to provide for appropriate cleaning of the branch to reduce the risk of infection. These measures, including limiting branch access, potential closures and costs of increased cleaning, may increase our costs of doing business and decrease the profitability of our branches, which may in turn impact our results of operations.

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

101*

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets at September 30, 2020 (Unaudited) and December 31, 2019, (ii) Condensed Consolidated Statements of Income for the three and six-month periods ended September 30, 2020 and June 30, 2019 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six-month periods ended September 30, 2020 and June 30, 2019 (Unaudited), (iv) Condensed Consolidated Statements of Changes of Shareholders’ Equity for the three and six-month periods ended September 30, 2020 and June 30, 2019 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the six-month periods ended September 30, 2020 and June 30, 2019 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oak Valley Bancorp
Date: November 9, 2020	By:	/s/ JEFFREY A. GALL
Jeffrey A. Gall
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)