Form 10-K
period 2020-12-31
Oak Valley Bancorp
filed 2021-03-31
CIK 1431567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

As of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of $12.68 per share of the registrant’s common stock as reported by the Nasdaq, was approximately $86 million. As of March 26, 2021, there were 8,235,939 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders will be filed with the Commission within 120 days after the end of the Registrant’s 2020 fiscal year end and are incorporated by reference into Part III of this report.

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

We have based these forward-looking statements on our current expectations and projections about future events and trends. These forward-looking statements are subject to a number of risks, uncertainties and assumptions that are difficult to predict, including the impact of the coronavirus (COVID-19) pandemic on our business, results of operations and financial condition and our and the U.S. government’s response to it, and including those listed in this “Special Note Regarding Forward-Looking Statements,” and those described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this Annual Report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

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

The Company is authorized to issue 50,000,000 shares of common stock, without par value, of which 8,218,873 are issued and outstanding at December 31, 2020, and 10,000,000 shares of preferred stock, without par value, of which no shares are issued and outstanding.

The Company is the holding company of the Bank, and its only assets are the outstanding capital stock of the Bank, which the Company wholly owns, cash and income tax benefits receivable classified as other assets.

Oak Valley Community Bank. The Bank commenced operations in May 1991.  The Bank is an insured bank under the Federal Deposit Insurance Act and is a member of the Federal Reserve.  The Bank is subject to regulation, supervision and regular examination by the California Department of Financial Protection and Innovation (DFPI), the Federal Deposit Insurance Commission (FDIC) and the Federal Reserve Board (FRB). Since its formation, the Bank has provided basic banking services to individuals and business enterprises in Oakdale, California and the surrounding areas. The focus of the Bank is to offer a range of commercial banking services designed for both individuals and small to medium-sized businesses in the two main areas of service of the Bank: the Central Valley and the Eastern Sierras.

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

Expansion

Branch Expansion.    Since opening our doors of the main Oakdale branch in 1991, our network of branches and loan production offices have been expanded geographically. As of December 31, 2020, we maintained seventeen full-service branch offices (in addition to our corporate headquarters) and one loan production office. Beginning in October 1995, we started our geographic expansion outside of Oakdale, by opening a Loan Production Office in Sonora, California. We subsequently opened a branch in Sonora and two branches in Modesto.  In September 2000, we expanded into the Eastern Sierra, opening a branch in Bridgeport, California under the name Eastern Sierra Community Bank.  Since that time, we have added branches in Mammoth Lakes and Bishop. During 2005 and 2006, we aggressively increased our presence in the Central Valley, by opening branches in Turlock, Stockton, Patterson, Ripon and Escalon.  In March 2007, our corporate headquarters expanded by adding an adjacent historical building located in downtown Oakdale to our complex.  In 2011, we opened a third branch in Modesto and a branch in Manteca. In 2014, we opened a new branch in Tracy. In 2015, we added a second branch in Sonora. In 2018, we opened a new branch in Sacramento. We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as demand dictates and resources permit.

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

Primary Market Area

We conduct business from our main office in Oakdale, a city of approximately 23,500 residents located in Stanislaus County, California. Oakdale is approximately 15 miles from Modesto and sits at the foothills of the Sierra Nevada Mountains, at the edge of the California Central Valley agricultural area.  Through our branches, we serve customers in the Central Valley, from Fresno to Sacramento, and in foothill locations. We also reach into the Highway 395 corridor in the Eastern Sierras and in the towns of Bishop, Mammoth and Bridgeport.  Approximately 98% of our loans and 90% of our deposits are generated from the Central Valley. The Central Valley area includes Stanislaus, San Joaquin and Tuolumne counties and has a total population of over 3 million.

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

We grant individual lending authority to our Chief Executive Officer, Chief Credit Officer, Credit Administrator and to some department managers and loan officers. Our highest management lending authority or Joint Authority includes all amounts above the individual officer loan authority and below the Senior Loan Committee limits of $5,000,000 for real estate secured loans, $2,500,000 for loans secured by collateral other than real estate and cash, $1,500,000 for unsecured loans, or when the borrower’s aggregate total outstanding commitment exceeds $5,000,000. These loans require joint approval of either the Chief Executive Officer, President, Chief Credit Officer, Senior Lending Officer or Credit Administrator.

At December 31, 2020, the Bank’s authorized legal lending limits were $19.4 million for unsecured loans plus an additional $13.0 million for specific secured loans. Legal lending limits are calculated in conformance with California law, which prohibits a bank from lending to any one individual or entity or its related interests an aggregate amount which exceeds 15% of primary capital plus the allowance for loan losses on an unsecured basis, plus an additional 10% on a secured basis. The Bank’s primary capital plus allowance for loan losses at December 31, 2020 totaled $129.7 million.

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

Real Estate Loans.    We offer commercial real estate loans to finance the acquisition of new or the refinancing of existing commercial properties, such as office buildings, industrial buildings, warehouses, hotels, shopping centers, automotive industry facilities and multiple dwellings. At December 31, 2020, consumer and commercial real estate loans constituted 68% of our loan portfolio, of which 96% were commercial real estate loans.

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

As of December 31, 2020, the aggregate loan-to-value of the entire commercial real estate portfolio was 52.2%, based on the most recent appraisals as of the time of origination or renewal. Historical data suggests that the Bank continues to maintain strong LTV, which has served as a cushion against precipitous reductions in real estate values. Non-owner occupied CRE comprises 45.4% of the Bank’s total commitments, as of December 31, 2020. The loan-to-value on the non-owner occupied CRE segment was 37.8%, as of December 31, 2020. The highest concentration by product type is CRE Office, which comprised 22.3% of total CRE loan commitments outstanding, as of December 31, 2020.

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

Small Business Administration Lending Services.    Small Business Administration, or SBA, lending, forms an important part of our business. Our SBA lending service places an emphasis on minority-owned businesses. Our SBA market area includes the geographic areas encompassed by our full-service banking offices in the California Central Valley and in the Eastern Sierra. As an SBA lender, we enable borrowers to obtain SBA loans in order to acquire new businesses, expand existing businesses, and acquire locations in which to do business. We also participated in the SBA’s Paycheck Protection Program (“PPP”) established in 2020 to provide economic assistance to small businesses during the COVID-19 pandemic.

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

Federal Home Loan Bank Borrowings.    To supplement our deposits as a source of funds for lending or investment, we borrow funds in the form of advances from the Federal Home Loan Bank (“FHLB”). We regularly make use of Federal Home Loan Bank advances as part of our interest rate risk management, primarily to extend the duration of funding to match the longer-term fixed rate loans held in the loan portfolio as part of our growth strategy.

As a member of the Federal Home Loan Bank system, we are required to invest in Federal Home Loan Bank stock based on a predetermined formula. Federal Home Loan Bank stock is a restricted equity security that can only be sold to other Federal Home Loan Bank members or redeemed by the Federal Home Loan Bank. As of December 31, 2020, we owned $4,003,000 in FHLB stock.

Advances from the Federal Home Loan Bank are typically secured by our entire real estate loan portfolio, which includes residential and commercial loans.  At December 31, 2020, our borrowing limit with the Federal Home Loan Bank was approximately $318 million.

Internet and Mobile Banking

We offer Internet banking services, which allows our customers to access their deposit accounts through the Internet. Customers are able to obtain transaction history and account information, transfer funds between accounts, make person-to-person payments and make on-line bill payments. We intend to improve and develop our Internet banking products and delivery channels as the need arises and our resources permit. Mobile Banking offers many of the same services as internet banking but also includes mobile check deposit.

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

As of June 30, 2020, our primary service areas contained 274 banking offices, with approximately $52.4 billion in total deposits. As of June 30, 2020, we had total deposits of approximately $1.3 billion, which represented approximately 2.5% of the total deposits in the Bank’s primary service area. There can be no assurance that the Bank will maintain its competitive position against current and potential competitors, especially those with greater resources than the Bank. The four largest competing banks had 113 total branches and deposits averaged approximately $269 million per office as of June 30, 2020 within the Bank’s primary service area.

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

Business Concentration.    No individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. However, approximately 68% of our loan portfolio held for investment at December 31, 2020 consisted of real estate-related loans, including construction loans, mini-perm loans, real estate mortgage loans and commercial loans secured by real estate. Moreover, our business activities are currently focused primarily in Central California, with the majority of our business concentrated in San Joaquin, Stanislaus, Tuolumne, Sacramento, Inyo and Mono Counties.  Consequently, our results of operations and financial condition are dependent upon the general trends in the Central California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in Central California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region.

Employees

As of December 31, 2020, we had 191 employees (161 full-time employees and 30 part-time employees). None of our employees are currently represented by a union or covered by a collective bargaining agreement. We consider our relations with our employees to be good.

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

The Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (“BHCA”). As a bank holding company, the Company is regulated and is subject to inspection, examination and supervision by the Federal Reserve Board. It is also subject to the California Financial Code, as well as limited oversight by the DFPI and the FDIC. Under the Federal Reserve Board’s regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks. The BHCA regulates the activities of holding companies including acquisitions, mergers, and consolidations and, together with the Gramm-Leach Bliley Act of 1999, the scope of allowable banking activities.

As a California-state chartered bank, the Bank is subject to primary supervision, examination and regulation by the DFPI and the Federal Reserve Board. The Federal Reserve Board is the primary federal regulator of state member banks. The Bank is also subject to regulation by the FDIC, which insures the Bank’s deposits as permitted by law. If, as a result of an examination of a bank, the Federal Reserve Board determines that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of its operations are unsatisfactory, or that it or its management is violating or has violated any law or regulation, various remedies are available to the Federal Reserve Board. Such remedies include the power to: enjoin “unsafe or unsound” practices; require affirmative action to correct any conditions resulting from any violation or practice; issue an administrative order that can be judicially enforced; direct an increase in capital; restrict growth; assess civil monetary penalties; remove officers and directors; institute a receivership; and, ultimately terminate the bank’s deposit insurance, which would result in a revocation of its charter. The DFPI separately holds many of the same remedial powers.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), enacted in 2010 has broadly affected the financial services industry by creating resolution authorities, requiring ongoing stress testing of capital, mandating higher capital and liquidity requirements, increasing regulation of executive and incentive-based compensation and requiring numerous other provisions aimed at strengthening the sound operation of the financial services sector depending, in part, on the size of the financial institution. Among other things, the Dodd-Frank Act provides for:

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

●

trust preferred securities must generally be deducted from Tier 1 capital although depository institution holding companies with assets of less than $15 billion as of year-end 2009 were grandfathered with respect to such securities issued prior to March 19, 2020 for purposes of calculating regulatory capital;

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

Legislation is introduced from time to time in the United States Congress that may affect our operations. In addition, the regulations governing us may be amended from time to time. Any legislative or regulatory changes in the future could adversely affect our operations and financial condition.

Volcker Rule

The “Volcker Rule” prohibits insured depository institutions and companies affiliated with insured depository institutions (“banking entities”) from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options on these instruments, for their own account. The Volker Rule also imposes limits on banking entities’ investments in, and other relationships with, hedge funds or private equity funds. Certain collateralized debt obligations (“CDOs”), securities backed by trust preferred securities are exempted.

The Volker Rule provides exemptions for certain activities, including market making, underwriting, hedging, trading in government obligations, insurance company activities, and organizing and offering hedge funds or private equity funds. The Volker Rule also clarifies that certain activities are not prohibited, including acting as agent, broker, or custodian.

The compliance requirements under the Volker Rule vary based on the size of the banking entity and the scope of activities conducted. Banking entities with significant trading operations will be required to establish a detailed compliance program and their CEOs will be required to attest that the program is reasonably designed to achieve compliance with the final rule. Independent testing and analysis of an institution’s compliance program will also be required. The Volker Rule reduces the burden on smaller, less-complex institutions by limiting their compliance and reporting requirements. Additionally, a banking entity that does not engage in covered trading activities will not need to establish a compliance program. The Company and the Bank held no investment positions at December 31, 2020 or 2019 that were subject to the final rule.  Therefore, while these new rules may require us to conduct certain internal analysis and reporting, we believe that they will not require any material changes in our operations or business.

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

The regulatory agencies’ risk-based capital guidelines are based upon capital accords of the internal Basel Committee on Bank Supervision (“Basel Committee”), a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines, which each country’s supervisors can use to determine the supervisory policies they apply to their home jurisdiction. In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified as “Basel III.” In July 2014, the U.S. federal bank regulatory agencies approved the U.S. version of Basel III, which revises the risk-based and leverage capital requirements and the method for calculating risk-weighted assets to make them consistent with Basel III and to meet the requirements of the Dodd-Frank Act. Although many of the rules contained in these regulations are applicable only to large, internationally active banks, some of them will apply on a phased in basis to all banking organizations, including the Company and the Bank. Among other things, the rules establish a new minimum common equity Tier 1 ratio (4.5% of risk-weighted assets), a higher minimum Tier 1 risk-based capital requirement (6.0% of risk-weighted assets) and a minimum non-risk-based leverage ratio (4.00% eliminating a 3.00% exception for higher rated banks). The new additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios were phased in from 2016 to 2019 and must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The additional “countercyclical capital buffer” is also required for larger and more complex institutions. The new rules assign higher risk weighting to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rules also change the permitted composition of Tier 1 capital to exclude trust preferred securities, mortgage servicing rights and certain deferred tax assets and include unrealized gains and losses on available for sale debt and equity securities (with a one-time opt out option for Standardized Banks (banks with less than $250 billion of total consolidated assets and less than $10 billion of foreign exposures)). The rules, including alternative requirements for smaller community financial institutions like the Company, were fully phased in by the end of 2019.

The Bank is well capitalized. As of December 31, 2020 and 2019, the Bank’s Total Risk-Based Capital Ratio was 13.1% and 12.3%, Tier 1 Risk-Based Capital Ratio was 12.0% and 11.3%, and our Common Equity Tier 1 Risk-Based Capital Ratio was 12.0% and 11.3%, respectively.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total average assets, referred to as the leverage ratio. Banks that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets, or “Leverage Capital Ratio”, of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans. As of December 31, 2020 and 2019, the Bank’s Leverage Capital Ratios were 8.0% and 9.5%, respectively.

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

Dividends

The payment of cash dividends by the Bank to the Company is subject to restrictions set forth in the California Financial Code (the “Code”).  Prior to any distribution from the Bank to the Company, a calculation is made to ensure compliance with the provisions of the Code and to ensure that the Bank remains within capital guidelines set forth by the DFPI and the FRB. In the event that the intended distribution from the Bank to the Company exceeds the restriction in the Code, advance approval from FRB is required. Management anticipates that there will be sufficient earnings at the Bank level to provide dividends to the Company to meet its cash requirements for 2021.

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

The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution based on annualized rates. Each institution with $10 billion or more in assets is assessed under a scorecard method using supervisory ratings, financial ratios and other factors. Such institutions are also subject to a temporary surcharge required by the Dodd-Frank Act. As required by the Dodd-Frank Act, deposit insurance premiums are assessed on the amount of an institution’s total assets minus its Tier 1 capital. Smaller institutions are assessed by a method using supervisory ratings and financial ratios.

Community Reinvestment Act

We are subject to certain requirements and reporting obligations involving the CRA. The CRA generally requires federal banking agencies to evaluate the record of financial institutions in meeting the credit needs of local communities, including low and moderate-income neighborhoods. The CRA further requires that a record be kept of whether a financial institution meets its community credit needs, which record will be taken into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. In measuring a bank’s compliance with its CRA obligations, the regulators now utilize a performance-based evaluation system, which bases CRA ratings on the Company’s actual lending service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the FRB assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” Our CRA performance is evaluated by the FRB under the intermediate small bank requirements. The FRB’s last CRA performance examination was performed on us and completed in October of 2019 and we received an overall “Outstanding” CRA Assessment Rating.

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

Privacy and Data Security

The GLBA of 1999 imposed requirements on financial institutions with respect to consumer privacy. The GLBA generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to consumers annually. The GLBA also directs federal regulators to prescribe standards for the security of consumer information. We are subject to such standards, as well as standards for notifying consumers in the event of a security breach. We must disclose our privacy policy to consumers and permit consumers to “opt out” of having certain personal financial information disclosed to unaffiliated third parties. We are required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal. Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused.

Data privacy and data security are areas of increasing state legislative focus. The California Consumer Privacy Act (“CCPA”), which became effective and enforceable in 2020 requires, among other things, covered companies to provide new disclosures to California consumers regarding the use of personal information, gives California residents expanded rights to access their personal information and allows such consumers new abilities to opt-out of certain sales of personal information.  Further, the new California Privacy Rights Act (“CPRA”) which was passed in November 2020, significantly modifies the CCPA. These modifications may result in additional uncertainty and require us to incur additional costs and expenses in our effort to comply. Because we meet the thresholds set forth in the CCPA and CPRA, we will be required to comply with these laws. We will continue to monitor developments related to the CCPA and CPRA. The full impact of the CCPA and CPRA on our business is yet to be determined.

Like other lenders, we use credit bureau data in their underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act (“FCRA”), and the FCRA also regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates and using affiliate data for marketing purposes. Similar state laws may impose additional requirements on us.

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

●

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and

●

The USA PATRIOT Act (“Patriot Act”), which requires financial institutions to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations.

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

COVID-19 RISKS

Our business and our customers are negatively impacted by the COVID-19 pandemic, and we cannot predict the overall cost or duration of these impacts on our business or the economy as a whole.

As a result of both consumer responses to the COVID-19 pandemic and government-imposed stay-home or shelter in place orders, many businesses have suffered extreme financial hardship. Unemployment has increased both nationally and in California, and on June 8, 2020, the National Bureau of Economic Research announced that the United States was in an economic recession. Consequentially, we have substantially increased our allowance for credit loss in response to the negative economic impacts of the COVID-19 pandemic. We consider certain qualitative factors for each loan pool, including changes in collateral values and economic conditions, to adjust the expected historic loss rates for current and forecasted conditions that are not incorporated into the historical loss information. However, we cannot be sure that the amount by which we have increased our allowance for credit losses will be adequate or that additional increases to the allowance for credit loss will not be needed in subsequent periods. The lack of information regarding when orders requiring the closure of non-essential parts of our economy will be lifted, how they will be lifted, the potential for future outbreaks of infections that may require additional closures of the economy and the long lasting impacts of the pandemic on the economy generally, the actual credit performance of our loan portfolio as compared to the modeled estimation, as well as on consumer behavior in the near term and the long run, make it hard to accurately model the total expected impact to the credit quality of our loan portfolio. While our provisioning incorporates past events and current conditions regarding the expected economic impact, the actual impact is unknowable, and a failure to make adequate provision may result in future losses above our expected losses, which would have a negative impact on our capital position, liquidity, financial position and results of operations.

In March 2020, the Federal Open Market Committee (FOMC) decreased the federal funds target rate in March 2020 to a range of 0%-0.25%, which resulted in a reduction in our earning assets yields. Even though further FOMC rate cuts are not forecasted for 2021, we expect this negative impact will continue to some degree due to continued repricing of existing loans and investment securities. The potential compression of net interest income and net interest margin could occur if interest rates remain static or decline, given that our balance sheet is asset sensitive to interest rate changes primarily due to the number of variable rate loans and a high level of interest-earning cash balances. This could in turn result in further decrease on the yield of earning assets compared to the cost of deposits and other funds, which remain at historic lows and cannot reasonably be further reduced.

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

The extent to which the COVID-19 global pandemic and measures taken in response to it will impact our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict; these developments include, but are not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or address its impact, including the effectiveness of vaccination programs, U.S. and foreign government actions to respond to the reduction in global economic activity, and how quickly and to what extent normal economic and operating conditions can resume.

As a participating lender in the SBA PPP loans, the Company and the Bank are subject to additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, which included a $349 billion loan program administered through the SBA referred to as the Paycheck Protection Program, or PPP, which the Bank participated in as a lender. After the initial $349 billion in PPP funds were exhausted, the Treasury Department announced that an additional $310 billion would be available in a second round of the First Draw PPP, which commenced on April 27, 2020 and closed on August 8, 2020. As of December 31, 2020, the PPP remained closed and was not accepting applications, but resumed on January 11, 2021. PPP loans have a two-year term if the loan was approved by the SBA prior to June 5, 2020, and loans approved after that date have a five-year term. All PPP loans earn interest at 1%.

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

See Notes 1 and 20 to our Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Position and Results of Operations” for additional discussion of risks related to the COVID-19 pandemic and the actual operational and financial impacts that we have experienced to date.

Risks Associated with Our Business

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

To be profitable, we have to earn more money in interest that we receive on loans and investments than we pay to our depositors and lenders in interest. If interest rates rise, our net interest income and the value of our assets could be reduced if interest paid on interest-bearing liabilities, such as deposits, increases more quickly than interest received on interest-earning assets, such as loans, other mortgage-related investments and investment securities. This is most likely to occur if short-term interest rates increase at a faster rate than long-term interest rates, which would cause our net interest income to go down. In addition, rising interest rates may hurt our income, because that may reduce the demand for loans and the value of our securities. In a rapidly changing interest rate environment, we may not be able to manage our interest rate risk effectively, which would adversely impact our financial condition and results of operations.

If interest rates decline, our net interest income could be reduced if interest rates on interest-earning assets such as loans, investment securities and cash balances, decrease more quickly than interest paid on interest-bearing liabilities, such as deposits.

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

Risks Related to Our Operations

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

Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, regulatory investigations, cybersecurity breaches, marketplace rumors and questionable or fraudulent activities of our customers. We have policies and procedures in place to promote ethical conduct and protect our reputation. However, these policies and procedures may not be fully effective and cannot adequately protect against all threats to our reputation. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental oversight.

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

At December 31, 2020, we held bank owned life insurance (BOLI) on certain key and former employees and executives and our directors, with a cash surrender value of $25,325,000. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to us if needed for liquidity purposes. We continually monitor the financial strength of the various companies with whom we carry these policies.

However, any one of these companies could experience a decline in financial strength, which could impair its ability to pay benefits or return our cash surrender value. If we need to liquidate these policies for liquidity purposes, we would be subject to taxation on the increase in cash surrender value and penalties for early termination, both of which would adversely impact earnings.

We rely on numerous external vendors.

We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor's organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent such an agreement is not renewed by the third-party vendor or is renewed on terms less favorable to us.

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

Technology Risks

Our security measures may not be sufficient to mitigate the risk of a cyber-attack or cyber theft.

Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure collection, processing, storage, and transmission of confidential, personal, and other information using our computer systems and networks and as part of our internet banking activities, as well as the computer systems and networks of third party service providers that support our operations, but which we do not control. Although we take protective measures and endeavor to enhance them as circumstances warrant, the security of our computer systems, software, and networks, as well as those of our computer systems and networks of third party service providers that support our operations, may be vulnerable to security breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks whose objectives include obtaining unauthorized access confidential and personal information, manipulation or destruction of data, disruption or our services, or theft of money. If one or more of these events occur, this could jeopardize our or our customers' confidential, personal, and other information collected and processed by, stored in, and transmitted through our computer systems and networks and our third party service providers, or otherwise cause interruptions or malfunctions in our operations or adversely impact our customers or counterparties. These adverse consequences could include causing certain customers to cease doing business with us, impair our ability to attract new customers or expand relationships with existing customers and third parties, making it difficult to service customers and comply with regulatory obligations (including privacy and banking laws), or impair our brand and reputation. We may be required to expend significant additional resources to enhance our protective measures, to investigate any such event, notify individuals, third parties, or regulators, and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.

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

We are subject to a variety of federal and state privacy and data security laws, which govern the collection, safeguarding, sharing and use of customer information

We are subject to a variety of federal and state privacy and data security laws, which govern the collection, safeguarding, sharing and use of customer information, and require that financial institutions have in place policies regarding information privacy and security. For example, the Gramm-Leach-Bliley Act of 1999 (“GLBA”) requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and practices for sharing nonpublic information with third parties, provide advance notice of any changes to the policies and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties. It also requires banks to safeguard personal information of consumer customers. Some state laws also protect the privacy of information of state residents and require adequate security for such data, and certain state laws may, in some circumstances, require us to notify affected individuals of security breaches of computer databases that contain their personal information. These laws may also require us to notify law enforcement, regulators or consumer reporting agencies in the event of a data breach, as well as businesses and governmental agencies that own data.

Data privacy and data security are areas of increasing state legislative focus. The California Consumer Privacy Act (“CCPA”), which became effective and enforceable in 2020 requires, among other things, covered companies to provide new disclosures to California consumers regarding the use of personal information, gives California residents expanded rights to access their personal information and allows such consumers new abilities to opt-out of certain sales of personal information.  Further, the new California Privacy Rights Act (“CPRA”) which was passed in November 2020, significantly modifies the CCPA. These modifications may result in additional uncertainty and require us to incur additional costs and expenses in our effort to comply. Because we meet the thresholds set forth in the CCPA and CPRA, we will be required to comply with these laws. We will continue to monitor developments related to the CCPA and CPRA. The full impact of the CCPA and CPRA on our business is yet to be determined.

Like other lenders, we use credit bureau data in their underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act (“FCRA”), and the FCRA also regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates and using affiliate data for marketing purposes. Similar state laws may impose additional requirements on us.

Regulatory Risks

We operate in a highly regulated environment and our operations and income may be affected adversely by changes in laws, rules and regulations governing our operations.

We are subject to extensive regulation and supervision by the DFPI, FRB and the FDIC. The FRB regulates the supply of money and credit in the United States. Its fiscal and monetary policies determine in a large part our cost of funds for lending and investing and the return that can be earned on those loans and investments, both of which affect our net interest margin. FRB policies can also materially affect the value of financial instruments that we hold, such as debt securities. Its policies also can affect our borrowers, potentially increasing the risk that they may fail to repay their loans or satisfy their obligations to us. Changes in policies of the FRB are beyond our control and the impact of changes in those policies on our activities and results of operations can be difficult to predict.

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

In July 2013, the FRB and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with Basel III and certain provisions of the Dodd-Frank Act. The final rule applies to all banking organizations, including the Company. Among other things, the rule establishes a common equity Tier 1 minimum capital requirement of 4.5 percent of risk-weighted assets and a minimum Tier 1 risk-based capital requirement of 6.0 percent of risk-weighted assets and assigns higher risk-weightings than in the past (150 percent) to exposures that are more than 90 days past due or are on non-accrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” in excess of 2.5 percent of common equity tier 1 capital in addition to the minimum risk-based capital ratios. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount.

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

We are subject to a variety of federal and state privacy and data security laws, which govern the collection, safeguarding, sharing and use of customer information

We are subject to a variety of federal and state privacy and data security laws, which govern the collection, safeguarding, sharing and use of customer information, and require that financial institutions have in place policies regarding information privacy and security. For example, the Gramm-Leach-Bliley Act of 1999 (“GLBA”) requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and practices for sharing nonpublic information with third parties, provide advance notice of any changes to the policies and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties. It also requires banks to safeguard personal information of consumer customers. Some state laws also protect the privacy of information of state residents and require adequate security for such data, and certain state laws may, in some circumstances, require us to notify affected individuals of security breaches of computer databases that contain their personal information. These laws may also require us to notify law enforcement, regulators or consumer reporting agencies in the event of a data breach, as well as businesses and governmental agencies that own data.

Data privacy and data security are areas of increasing state legislative focus. For example, in November 2020, a ballot initiative called the California Privacy Rights Act ("CPRA"), passed in California. The CPRA will create additional obligations relating to personal information that would take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). The CPRA’s implementing regulations are expected on or before July 1, 2022, and enforcement is scheduled to begin July 1, 2023. We will continue to monitor developments related to the CPRA. The full impact of the CPRA on our business is yet to be determined. In addition, laws similar to the CPRA may be adopted by other states where we do business and the federal government may also pass data privacy or data security legislation.

Like other lenders, we use credit bureau data in their underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act (“FCRA”), and the FCRA also regulates reporting information to credit bureaus, prescreening individuals for credit offers, sharing of information between affiliates and using affiliate data for marketing purposes. Similar state laws may impose additional requirements on us.

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

Tax and Financial Risks

The Company has a deferred tax asset that may or may not be fully realized.

The Company has a deferred tax asset and cannot assure that it will be fully realized. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities computed using enacted tax rates. If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we are required under generally accepted accounting principles (GAAP) to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we are required to incur a charge to operations. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2020, the Company had a net deferred tax asset of $1.4 million. For additional information, see Note 10 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

We may experience future goodwill impairment.

If our estimates of the fair value of our reporting units change as a result of changes in our business or other factors, we may determine that a goodwill impairment charge is necessary. Estimates of fair value are based on a complex model using, among other things, estimated cash flows and industry pricing multiples. The Company tests its goodwill for impairment annually as of December 31 (the Measurement Date), and quarterly if a triggering event causes concern of a possible goodwill impairment charge. At each Measurement Date, the Company, in accordance with ASC 350-20-35-3, evaluates, based on the weight of evidence, the significance of all qualitative factors to determine whether it is more likely than not that the fair value of each of the reporting units is less than its carrying amount.

The assessment of qualitative factors at the most recent Measurement Date (December 31, 2020), indicated that it was not more likely than not that impairment existed; as a result, no further testing was performed. No assurance can be given that the Company will not record an impairment loss on goodwill in the future and any such impairment loss could have a material adverse effect on our results of operations and financial condition.

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

General Risks

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

Severe weather, natural disasters such as earthquakes and wildfires, acts of war or terrorism, global pandemics and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of our borrowers to repay their outstanding loans, cause significant property damage or otherwise impair the value of collateral securing our loans, and result in loss of revenue and/or cause us to incur additional expenses. Although we have established disaster recovery plans and procedures, and we monitor the effects of any such events on our loans, properties and investments, the occurrence of any such event could have a material adverse effect on us or our earnings or our financial condition.

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

Not applicable.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Trading Symbol and Holders of Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “OVLY.” On March 26, 2021, there were approximately 378 shareholders of record of the common stock and 8,235,939 outstanding shares of common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

The principal source of funds from which the Company may pay dividends is the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. The Bank is subject first to corporate restrictions on its ability to pay dividends. Further, the Bank may not pay a dividend if it would be undercapitalized after the dividend payment is made. The payment of cash dividends by the Bank is subject to restrictions set forth in the California Financial Code (the “Financial Code”). The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of (a) bank’s retained earnings; or (b) bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period. However, a bank may, with the approval of the DFPI, make a distribution to its shareholders in an amount not exceeding the greatest of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year. In the event that the DFPI determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the DFPI may order the bank to refrain from making a proposed distribution. The FDIC may also restrict the payment of dividends if such payment would be deemed unsafe or unsound or if after the payment of such dividends, the bank would be included in one of the “undercapitalized” categories for capital adequacy purposes pursuant to federal law.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition as of December 31, 2020 and 2019 and results of operations for each of the years in the two-year period ended December 31, 2020 should be read in conjunction with our consolidated financial statements and related notes thereto, included in this report. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” included in this report.

Introduction

Our continued focus on responsible community banking fundamentals and our strong customer relationships have enabled us to increase our market presence through growth in our loan portfolio, which is primarily funded by steady core deposit growth.

As of December 31, 2020, we had approximately $1.51 billion in total assets, $1.01 billion in total gross loans, and $1.37 billion in total deposits.

We believe the following were key indicators of our performance during 2020:

●	Total assets increased to $1.51 billion at the end of 2020, an increase of 31.7% from $1.15 billion at the end of 2019.

●	Total deposits increased to $1.37 billion at the end of 2020, an increase of 34.1%, from $1.02 billion at the end of 2019.

●	Total net loans increased to $997 million at the end of 2020, an increase of 34.6%, from $741 million at the end of 2019.

●	Net interest income increased to $45.0 million in 2020, an increase of $3.9 million or 9.6%, compared to $41.0 million in 2019, mainly as a result of growth of our loan and investment portfolios.

●

The growth in total assets, deposits, loans and net interest income as described above was bolstered by PPP loans funded during 2020, which had an outstanding balance of $211 million as of December 31, 2020.

●

Provision for loan losses increased by $1,620,000 to $2,165,000 in 2020, compared to $545,000 in 2019, mainly due to a qualitative adjustment in the loan loss reserve corresponding to the COVID-19 pandemic and loan growth during 2020.

●

The ratio of total non-performing loans to total loans decreased to 0.00% at December 31, 2020 from 0.15% at December 31, 2019. Management considers the size of the ratio of non-performing assets to total loans to be low and manageable, and reserves have been taken appropriately.

●

Total noninterest income decreased to $4.8 million in 2020, a decrease of 4.6%, from $5.0 million in 2019, which is mainly due to a reduction in overdraft fee income during 2020 as higher deposit account balances corresponding to PPP and stimulus payments, coupled with pandemic related changes in spending patterns resulted in relatively low overdraft activity.

●

Total noninterest expense increased from $28.8 million in 2019 to $29.9 million in 2020, primarily due to staffing increases and general operating costs necessary to support the growing loan and deposit portfolios.

●	Provision from income taxes decreased by $144,000 to $4.1 million in 2020, mainly due to a higher percentage of our pre-tax income coming from tax-free municipal bond interest income.

These items, as well as other factors, contributed to the increase in net income for 2020 to $13.7 million from $12.5 million in 2019, which translates into $1.68 per diluted share in 2020 as compared to $1.54 per diluted share in 2019.

Over the past several years, our network of branches and loan production offices have expanded geographically. We currently maintain seventeen full-service offices. We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as our needs and resources permit.

COVID-19 Impact

The coronavirus (“COVID-19”) pandemic and the Federal Reserve's response to the economic challenges during 2020 has resulted in an uncertain and rapidly evolving economy. In response to the pandemic, approximately 27% of our administrative staff were working remotely as of December 31, 2020, while all of the branch staff have returned to working in the office. . To date, we have been able to fully support our remote workforce and these remote work arrangements have not adversely impacted our ability to serve our clients. These remote work arrangements have also not had an impact on our financial reporting systems or the internal controls we have over financial reporting, disclosures and related procedures. In addition to the remote work arrangements, the Company has taken many other measures to protect employees and customers, including, adherence to state mask wearing mandates, social distancing, sanitizing protocols and posting of public safety notices on branch buildings.

The most significant impact of COVID-19 on our business has been to the quality of our loan portfolio and to net interest income as short-term interest rates have sharply declined. During the second quarter, we increased the qualitative factors used in the determination of the adequacy of our allowance for loan and lease loss in anticipation of the impact that COVID-19 will have on our clients and their ability to fulfill their obligations. The provision for loan losses increased by $1,620,000 in 2020 due to qualitative adjustments in the loan loss reserve corresponding to COVID-19 pandemic.

Offsetting these factors was loan interest and fee income of $4,720,000 in Paycheck Protection Program (“PPP”) loans funded during 2020 through the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), as the Bank committed early to be an active participant in the effort to support local businesses through the PPP program. Further, higher deposit account balances corresponding to PPP and government stimulus payments, coupled with changes in business and consumer spending patterns amid the COVID-19 stay-at-home orders and business lockdowns, resulted in relatively low overdraft activity and hence the decrease to non-interest income. Outside of this recent trend, the Bank’s core customer base and corresponding service fee income related to servicing loan and deposit accounts, continues to grow at a steady pace. The year-to-date results were also bolstered by deferred loan cost GAAP accounting adjustments of $1,253,000 against salary expense during 2020, corresponding to the PPP loans funded.

The COVID-19 Pandemic negatively impacted the revenue streams of certain borrowers, and during the second quarter of 2020 the Company elected to allow these borrowers to defer payments for a term up to six months. These deferrals were specifically related to the pandemic and the resulting economic hardships. As of December 31, 2020, the Company had no loans for which payments were deferred, as normal payment schedules had resumed on the deferrals granted during the second quarter of 2020. This compares to 53 loans with an outstanding balance of $74,868,000 as of June 30, 2020 for which payments were deferred due to the financial impact of COVID-19. After an evaluation of financial stability, no specific loan loss reserve allocation was required on any of these loans at the time of deferral and the short-term modifications granted in response to the COVID-19 pandemic are not considered to be troubled debt restructurings.

We have no certainty that the provisions we made during 2020 will be sufficient to absorb the losses that stem from the impact of COVID-19 on our clients. As the longer-term effects on our clients from the COVID-19 pandemic become more apparent, we may still need to charge-off some or all of the balance on certain loans and make further provisions to increase our allowance for loan and lease losses. These potential additional provisions for loan and lease losses will have a direct impact upon our capital, including the potential need to reevaluate the need for a valuation allowance on our deferred tax asset. At this time, we do not expect that there would be any material impairment to the valuation of other long-lived assets, right of use assets, or our investment securities. However, we expect a reduction in the amount of interest income we earn for the remainder of the year due to the FOMC rate cuts. In addition, on June 8, 2020, the National Bureau of Economic Research announced that the United States was in an economic recession. A prolonged recession may result in increased overdraft activity and defaults on loans, which could materially harm our business, results of operations and financial condition.

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

Increased demand for liquidity by our clients is another impact that we anticipate could occur should the COVID-19 effects be prolonged. As of December 31, 2020, the Company and the Bank's on-balance sheet liquidity was very strong and combined with our contingent liquidity resources, we believe that the Bank has sufficient resources to meet the liquidity needs of our clients. In response to COVID-19, the Federal Reserve has made other provisions that could assist the Bank in satisfying its liquidity needs, such as reducing our reserve requirement to zero, expanding access to the discount window through collateral pledging and extension of term borrowings.

The extent to which the COVID-19 pandemic affects the Company’s future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the duration and broad impacts of the pandemic, and current or future actions in response thereto. Management is working closely with our Board of Directors as we plan and execute our response to the significant disruption caused by the crisis. See Part II, Item 1A, Risk Factors, for additional discussion of risks related to the COVID-19 pandemic.

2021 Outlook

As we begin our strategic business plan for 2021, we remained focused on relationship-based expansion throughout our market area. We plan to continue to focus on increasing our loan-to-deposit ratio to expand our net interest margin, while attempting to control expenses and credit losses.

Favorable trends in our economy prompted the Federal Reserve Open Market Committee, or FOMC, to increase the target federal funds by 0.25% in 2016, 0.75% in 2017 and 1.00% in 2018, which was followed by decreases of 0.75% and 1.50% in 2019 and 2020, respectively. The increased market interest rates from 2016 through 2018 had a positive impact on net interest income mainly due to growth of earning assets and the fact that our balance sheet is slightly asset sensitive. In 2019 and 2020, that trend reversed and we recognized yield compression on our earning assets due to the FOMC rate cuts. Even though further FOMC rate cuts are not forecasted for 2021, we expect this negative impact will continue to some degree due to continued repricing of existing loans and investment securities. The potential compression of net interest income and net interest margin could occur if interest rates remain static or decline, given that our balance sheet is asset sensitive to interest rate changes primarily due to the number of variable rate loans and a high level of interest-earning cash balances. This could in turn result in further decrease on the yield of earning assets compared to the cost of deposits and other funds, which remain at historic lows and cannot reasonably be further reduced.

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

For 2021, management remains focused on the above challenges and opportunities and other factors affecting the business similar to the factors driving the 2020 results as discussed in this section.

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

Our available for sale portfolio is carried at estimated fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income in shareholders’ equity. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its carrying value and whether such decline is other than temporary. If such decline is deemed other than temporary, we would adjust the carrying amount of the security by writing down the security to fair value through a charge to current period income for the amount that is determined to be other than temporary. The fair values of our securities are significantly affected by changes in interest rates.

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

We file income tax returns in the U.S. federal jurisdiction, and the state of California. With few exceptions, we are no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2016.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles Goodwill and Other (Subtopic 350): Simplifying the Test for Goodwill Impairment. The provisions of the update eliminate the existing second step of the goodwill impairment test which provides for the allocation of reporting unit fair value among existing assets and liabilities, with the net leftover amount representing the implied fair value of goodwill. In replacement of the existing goodwill impairment rule, the update will provide that impairment should be recognized as the excess of any of the reporting unit’s goodwill over the fair value of the reporting unit. Under the provisions of this update, the amount of the impairment is limited to the carrying value of the reporting unit’s goodwill. For public business entities that are Securities and Exchange Commission filers, the amendments of the update became effective in fiscal years beginning after December 15, 2019. The Company adopted the standards update January 1, 2020 and evaluates goodwill in accordance with the provisions of the standard. Due to the economic impact that COVID-19 has had on the Company, management concluded that factors such as the decline in macroeconomic conditions have led to the occurrence of a triggering event and therefore an interim impairment test over goodwill was performed as of September 30, 2020. As part of this interim impairment assessment, in the event that the Company concluded that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. Based upon the results of our interim goodwill assessment, we have concluded that an impairment did not exist as of the time of the assessment.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Subtopic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affected all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. The Company first adopted this ASU beginning with the period ended March 31, 2020, and it did not have a significant impact on the Company's consolidated financial statements.

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

Overview

We recorded net income for the year ended December 31, 2020 of $13,687,000 or $1.68 per diluted share compared to $12,489,000 or $1.54 per diluted share for the year ended December 31, 2019. The increase in net income for the year ended December 31, 2020 was primarily due to an increase of $3,923,000 in net interest income, mainly from PPP loan fees and interest income and the growth of our loan and investment portfolios. Non-interest income decreased by $232,000 in 2020, mainly as a result of decreased NSF revenue due to higher cash balances in checking deposit accounts. The provision for loan losses increased by $1,620,000 in 2020 due to qualitative adjustments in the loan loss reserve corresponding to COVID-19 pandemic. Non-interest expense increased by $1,017,000 associated with staffing and general operating overhead increases to support the growth of our loan and deposit portfolios.

Highlights of the financial results are presented in the following table:

	As of and for the years ended December 31,
(Dollars in thousands, except per share data)	2020	2019
For the period:
Net income available to common shareholders	$13,687	$12,489
Net income per common share:
Basic	$1.68	$1.54
Diluted	$1.68	$1.54
Return on average common equity	11.40%	11.78%
Return on average assets	1.00%	1.15%
Common stock dividend payout ratio of earnings during the period	16.67%	17.53%
Efficiency ratio	58.20%	60.95%
At period end:
Book value per common share	$15.78	$13.71
Total assets	$1,511,478	$1,147,785
Total gross loans	$1,013,115	$750,985
Total deposits	$1,367,809	$1,019,929
Net loan-to-deposit ratio	72.91%	72.66%

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

For a detailed analysis of interest income and interest expense, see the “Average Balance Sheets” and the “Rate/Volume Analysis” below.

	Distribution, Yield and Rate Analysis of Net Income
	For the Years Ended December 31,
(Dollars in Thousands)	2020			2019
	Average Balance	Interest Income/ Expense	Avg Rate/ Yield	Average Balance	Interest Income/ Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$930,578	$40,040	4.30%	$717,255	$34,903	4.87%
Securities of U.S. government agencies	7,644	22	0.29%	12,436	129	1.04%
Other investment securities (2)	212,020	6,457	3.05%	187,846	6,327	3.37%
Federal funds sold	20,406	57	0.28%	11,977	242	2.02%
Interest-earning deposits	106,458	461	0.43%	79,647	1,675	2.10%
Total interest-earning assets	1,277,106	47,037	3.68%	1,009,161	43,276	4.29%
Total noninterest earning assets	86,567			75,102
Total Assets	$1,363,673			$1,084,263
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Demand	297,707	527	0.18%	251,067	916	0.36%
Money market	270,184	402	0.15%	232,866	464	0.20%
Savings	99,506	49	0.05%	82,271	47	0.06%
Time deposits $250,000 and under	20,051	56	0.28%	21,792	60	0.28%
Tim deposits over $250,000	16,122	85	0.53%	17,335	81	0.47%
Borrowed Funds	10,805	34	0.31%	0	0	0.00%
Total interest-bearing liabilities	714,375	1,153	0.16%	605,331	1,568	0.26%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	514,996			359,113
Other liabilities	14,211			13,775
Total noninterest-bearing liabilities	529,207			372,888
Shareholders' equity	120,091			106,044
Total liabilities and shareholders' equity	$1,363,673			$1,084,263
Net interest income		$45,884			$41,708
Net interest spread (3)			3.52%			4.03%
Net interest margin (4)			3.59%			4.13%

(1)	Loan fees have been included in the calculation of interest income.
(2)	Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents (FTE), based on a federal marginal tax rate of 21.0%.
(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(4)	Represents net interest income as a percentage of average interest-earning assets.

Net interest income, on a fully tax equivalent basis (“FTE”), increased $4,176,000 or 10.0% to $45,884,000 for the year ended December 31, 2020, compared to $41,708,000 in 2019. Net interest spread and net interest margin were 3.52% and 3.59%, respectively, for the year ended December 31, 2020, compared to 4.03% and 4.13%, respectively, for the year ended December 31, 2019. This downward trend is mainly due to the FOMC rate cuts in March 2020 of 1.50% resulting in a decrease in earning asset yields, as described below.

Our earning asset yield decreased 61 basis points in 2020 compared to 2019. The yield on loans recognized a decrease of 57 basis points for 2020 compared to 2019, which was primarily due to repricing of variable rate loans and lower rate indexes on new loans, resulting from the FOMC rate cuts in March 2020. The FOMC cut rates by 0.25% three times in 2019 with the first one in August and again by 1.50% in March 2020, so rates on average were significantly lower in 2020, as compared to 2019. Further compressing loan yield was the funding of $244 million in PPP loans beginning in April 2020, which only earned a contractual interest rate of 1.00%. The decrease in loan yield was minimized by the $3,091,000 in PPP net loan fees and costs recognized during 2020, which was paid by the SBA and is scheduled to be deferred over the life of the PPP loans. Also offsetting the earning asset yield compression was growth in the loan and investment portfolio average balances of $213,323,000 and $19,382,000, respectively, in 2020 as compared to 2019.

The cost of funds on interest-bearing liabilities decreased to 0.16% in 2020 compared to 0.26% in 2019 as our excess liquidity has allowed us to keep deposit rates at historic lows and even make some downward adjustments on certain accounts. Average non-interest-bearing demand deposit balances increased by $155,883,000 in 2020 compared to 2019, which contributed in lowering our cost of funds on total deposits.

The net interest margin compression the Company recognized in 2020, is due to the factors discussed above which could possibly result in further compression if rate indexes on assets were to fall, and/or: 1) deposit interest rates remain at historic lows from which they cannot reasonably be further reduced, 2) competition in the lending market restrict significant increases in new loan rates, and 3) deposit growth out-paces loan growth as recognized in recent years, resulting in higher interest-bearing cash balances, which yield approximately 0.10% as of December 31, 2020.

Changes in volume resulted in an increase in net interest income (on a FTE basis) of $11,636,000 for the year of 2020 compared to the year 2019, and changes in interest rates and the mix resulted in a decrease in net interest income (on a FTE basis) of $7,460,000 for the year 2020 versus the year 2019. Management closely monitors both total net interest income and the net interest margin.

Market rates are in part based on the FOMC target Federal funds interest rate (the interest rate banks charge each other for short-term borrowings).  The change in the Federal funds sold rates is the result of target rate changes implemented by the FOMC.  In 2008, there were seven downward adjustments to the target rate totaling 325 basis points, bringing the target interest rate to a historic low with a range of 0% to 0.25% where it remained until December 2015 when the FOMC increased by 0.25% to a range of 0.25% to 0.50%. The FOMC increased the Federal funds rate again in December 2016 by 0.25% to a range of 0.50% to 0.75%. In 2017, the FOMC increased the Federal funds rate by 0.25% on three occasions resulting in a range of 1.25% to 1.50% as of December 31, 2017. In 2018, the FOMC increased the Federal funds rate by 0.25% on four occasions resulting in a range of 2.25% to 2.50% as of December 31, 2018. In 2019, the FOMC decreased the Federal funds rate by 0.25% on three occasions resulting in a range of 1.50% to 1.75% as of December 31, 2019. In 2020, the FOMC decreased the Federal funds rate by 0.50% and 1.00% on two occasions in March resulting in a range of 0.00% to 0.25% as of December 31, 2020.

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

	Rate/Volume Analysis of Net Interest Income

	For the Year Ended December 31,			For the Year Ended December 31,
(Dollars in Thousands)	2020 vs. 2019			2019 vs. 2018
	Increases (Decreases)			Increases (Decreases)
	Due to Change In			Due to Change In

	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Net loans (1)	$10,381	$(5,244)	$5,137	$2,867	$259	$3,126
Securities of U.S. government agencies	(50)	(57)	(107)	(64)	(17)	(81)
Other Investment securities	814	(684)	130	106	188	294
Federal funds sold	170	(355)	(185)	34	17	51
Interest-earning deposits	564	(1,778)	(1,214)	(1,114)	143	(971)
Total interest income	11,879	(8,118)	3,761	1,829	590	2,419
Interest expense:
Interest-Earning DDA	$170	$(559)	$(389)	$26	$373	$399
Money market deposits	74	(136)	(62)	(176)	(273)	(449)
Savings deposits	10	(8)	2	4	8	12
Time certificates over $250,000	(5)	1	(4)	(14)	1	(13)
Other time deposits	(6)	10	4	(5)	18	13
Borrowed Funds	0	34	34	0	0	0
Total interest expense	243	(658)	(415)	(165)	127	(38)
Change in net interest income	$11,636	$(7,460)	$4,176	$1,994	$463	$2,457

(1)	Loan fees have been included in the calculation of interest income.

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

The Company recorded provision for loan losses of $2,165,000 during the year ended December 31, 2020 to provide an adequate loan loss reserve for the new loan funding and to make a qualitative adjustment corresponding to the COVID-19 pandemic, as compared to provisions of $545,000 for the year ended December 31, 2019. The Company did not have any nonperforming loans at December 31, 2020 as compared to $1,103,000 at December 31, 2019, or 0.15% of total loans. Nonperforming loans are primarily in nonperforming real estate construction and development loans. The allowance for loan losses was $11,297,000 and $9,146,000 at December 31, 2020 and 2019, or 1.12% and 1.22%, respectively, of total loans. The decrease as a percentage of total loans is due to the $211 million in PPP loans outstanding as of December 31, 2020 that do not require a reserve as they are fully guaranteed by the U.S. government through the SBA program. The strong credit quality has resulted in relatively low net charge-off totals of $14,000 in 2020 and $84,000 in 2019.

The Company will continue to monitor the adequacy of the allowance for loan losses and make additions to the allowance in accordance with the analysis referred to above. Because of uncertainties inherent in estimating the appropriate level of the allowance for loan losses, actual results may differ from management’s estimate of credit losses and the related allowance.

Noninterest Income

The following table sets forth a summary of noninterest income for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2020		2019		Year-Over-Year
	Amount	%	Amount	%	$ Change	% Change
Service charges on deposits	$1,272	26.4%	$1,619	32.1%	$(347)	-21.4%
Debit card transaction fee income	1,355	28.1%	1,297	25.7%	58	4.5%
Earnings on cash surrender value of life insurance	694	14.4%	602	11.9%	92	15.3%
Mortgage commissions	130	2.7%	88	1.7%	42	47.7%
Gains on calls of securities	2	0.0%	138	2.7%	(136)	-98.6%
Gain on sale of other real estate owned	34	0.7%	0	0.0%	34
Other	1,328	27.6%	1,303	25.8%	25	1.9%
Total	$4,815	100.00%	$5,047	100.00%	$(232)	-4.6%

Average assets	$1,363,673		$1,084,263
Noninterest income as a % of average assets		0.4%		0.5%

Noninterest income was $4,815,000 for the year ended December 31, 2020, compared to $5,047,000 for the year 2019. Service charge income decreased to $1,272,000 compared to $1,619,000 for 2019, due to higher balances held in checking deposit accounts and a change in spending patterns due to the COVID-19 pandemic leading to less overdraft activity and NSF fee income. Debit card transaction fee income increased to $1,355,000 in 2020 as compared to $1,297,000 in 2019, as a result of the increase in the aggregate number of transaction deposit accounts and corresponding service fee income, and the aforementioned spending pattern shift to debit cards due to the COVID-19 stay at home orders. Earnings on the cash surrender value of life insurance recognized an increase of $92,000 in 2020 compared to 2019, due to four new life insurance policies that began earning revenue in July of 2019. Mortgage commissions have increased by $42,000 for the year 2020, as compared to 2019, as a result of the increased demand for home purchases and refinancing. Gains on called securities decreased from $138,000 in 2019 to $2,000 in 2020, mainly due to one security that was called during the first quarter of 2019. There was one sale of an OREO property in 2020, which resulted in a gain of $34,000 as compared to no sales or corresponding gains in 2019. In 2020, other income increased by $25,000, which was attributable to investment advisory fee income increases. The Company continues to evaluate its deposit product offerings with the intention of continuing to expand its offerings to the consumer and business depositors.

Noninterest Expense

The following table sets forth a summary of noninterest expenses for the periods indicated:

	For the Years Ended December 31,
(Dollars in thousands)	2020		2019		Year-Over-Year
	Amount	%	Amount	%	$ Change	% Change
Salaries and employee benefits	$17,972	60.2%	$17,400	60.3%	$572	3.3%
Occupancy expenses	3,642	12.2%	3,493	12.1%	149	4.3%
Data processing fees	2,062	6.9%	1,907	6.6%	155	8.1%
Regulatory assessments (FDIC & DFPI)	324	1.1%	270	0.9%	54	20.0%
Other operating expenses	5,864	19.6%	5,777	20.0%	87	1.5%
Total	$29,864	100.00%	$28,847	100.00%	$1,017	3.5%

Average assets	$1,363,673		$1,084,263
Noninterest expenses as a % of average assets		2.2%		2.7%

Noninterest expense was $29,864,000 for the year ended December 31, 2020, an increase of $1,017,000 or 3.5% compared to $28,847,000 for the year ended 2019. Salaries and employee benefits increased by $572,000 in 2020 to $17,972,000 compared to the prior year, due to expanding our staff to support loan and deposit growth. Included in the salary and benefit expense total is deferred loan cost GAAP accounting adjustments of $1,253,000 against salary expense in 2020, corresponding to PPP loans funded.

Occupancy expense realized an increase of $149,000 in 2020 compared to the prior year, primarily from depreciation expense on new ATM machines purchased for our branches and rent increases on certain branch locations.

Data processing costs increased in 2020 over 2019 by $155,000, primarily due to servicing costs on the growing number of loan and deposit accounts.

FDIC and DFPI regulatory assessments increased by $54,000 in 2020 compared to 2019. In January 2019, the FDIC sent notification that small banks less than $10 billion would receive assessment credits for the portion of their assessments that contributed to the growth in the Deposit Insurance Fund Reserve Ratio from 1.15% to 1.35%, to be applied when the reserve ratio reached 1.38%. That threshold was achieved in early 2019 and therefore the Company did not recognize any expense for FDIC assessments during the third quarter of 2019. Additionally, the initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC and our risk profile was stable during 2019 and 2020, with a slight improvement for both years in asset quality metrics that are included in the risk profile. We expect that the relatively low assessment rate should be offset by deposit growth in 2021. The increase to our recorded expense in 2020 was due to the aforementioned credit that was recognized in 2019 and higher deposit balances in 2020, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis. Management is also aware of the potential for further assessment credits to be recognized in future periods if the FDIC reserve ratio remains above 1.38%.

Other operating expenses increased by $87,000 or 1.5% to $5,864,000 in 2020, primarily as a result of various general operating expense increases required to support our growing business portfolios and compliance mandates, some of which included telephone and data communications, software license fees, advertising and charitable contributions.

Management anticipates that noninterest expense should continue to increase as we continue to grow, and management believes the Company’s administration as currently set up is scalable to handle future deposit growth.  However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Provision for Income Taxes

We reported a provision for income taxes of $4,056,000 and $4,200,000 for the years 2020 and 2019, respectively. The effective income tax rate on income from continuing operations was 22.9% for the year ended December 31, 2020 compared to 25.2% for the year 2019. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans).

Financial Condition

The Company’s total assets were $1,511,478,000 at December 31, 2020 compared to $1,147,785,000 at December 31, 2019, an increase of $363,693,000 or 31.7%. Net loans increased by $256,199,000, of which $210,822,000 was from PPP loans, investments increased $27,204,000, bank premises and equipment increased $541,000, interest receivable and other assets increased $90,000, while cash and cash equivalents increased $79,062,000 for the year ended December 31, 2020 as compared to December 31, 2019.

Loans gross of the allowance for loan losses and deferred fees were $1,013,115,000 at December 31, 2020, compared to $750,985,000 at December 31, 2019, an increase of $262,130,000 or 34.9%. The increase was due to an increase of $54,329,000 or 9.0% in commercial real estate loans, an increase of $214,302,000 or 275.8% in commercial and industrial loans which included growth of $210,822,000 from PPP loans, a decrease of $6,398,000 or 16.9% in consumer loans and consumer residential loans and a decrease of $103,000 or 0.4% in agriculture loans. The PPP loans changed the composition of the loan portfolio categories, but excluding those loans, the composition remained relatively unchanged as a percentage of total loans, with commercial real estate comprising 65% and 81% of the loan portfolio at December 31, 2020 and 2019, respectively.

Deposits increased $347,880,000 or 34.1% to $1,367,809,000 at December 31, 2020 compared to $1,019,929,000 at December 31, 2019. Demand, Money Market and Savings increased by $243,226,000, $67,980,000 and $37,763,000, respectively, while Time Deposits decreased by $1,089,000 as of December 31, 2020 as compared to December 31, 2019.

There were no short-term borrowing or long-term debt outstanding balances at December 31, 2020 and 2019. The Company uses short-term borrowings, primarily short-term FHLB advances, to fund short-term liquidity needs and manage net interest margin.

Equity increased $17,124,000 or 15.2% to $129,694,000 at December 31, 2020, compared to $112,570,000 at December 31, 2019.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of December 31, 2020, and 2019, we had $33,085,000 and $13,785,000, respectively, in federal funds sold.

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

The fair value of the equity security was $3,425,000 and $3,297,000 at December 31, 2020 and December 31, 2019, respectively. Consistent with ASU 2016-01, equity securities are carried at fair value with the changes in fair value recognized in the consolidated statement of income. Accordingly, the Company recognized an unrealized gain of $48,000 during the year ended December 31, 2020, as compared to an unrealized gain of $101,000 during the year ended December 31, 2019.

Our available for sale investment securities holdings increased by $27,076,000 or 14.2% to $217,164,000 at December 31, 2020, compared to holdings of $190,088,000 at December 31, 2019. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income.

Total investment securities as a percentage of total assets decreased to 14.6% as of December 31, 2020 compared to 16.8% at December 31, 2019. As of December 31, 2020, $147,795,000 of the investment securities were pledged to secure public deposits.

As of December 31, 2020, the total unrealized loss on debt securities that were in a loss position for less than 12 continuous months was $59,000 with an aggregate fair value of $11,362,000. The total unrealized loss on debt securities that were in a loss position for greater than 12 continuous months was $529,000 with an aggregate fair value of $36,082,000.

The following table summarizes the book value and fair value and distribution of our debt investment securities, which does not include equity securities, as of the dates indicated:

Debt Investment Securities Portfolio

	December 31, 2020		December 31, 2019		December 31, 2018
	Amortized		Amortized		Amortized
Dollars in Thousands	Cost	Market Value	Cost	Market Value	Cost	Market Value
Available-for-Sale:
U.S. agencies	$22,802	$23,692	$31,180	$31,729	$44,474	$44,106
Collateralized mortgage obligations	1,250	1,223	1,618	1,614	2,071	2,012
Municipalities	115,706	125,602	86,826	90,571	92,257	93,237
SBA pools	5,027	5,008	6,419	6,395	8,707	8,673
Corporate debt	14,229	14,352	19,253	18,968	21,426	20,587
Asset backed securities	47,226	47,287	41,389	40,811	38,395	38,097
Total debt securities	$206,240	$217,164	$186,685	$190,088	$207,330	$206,712

At December 31, 2020, fourteen asset-backed securities, seven Small Business Administration pools, three corporate debts, one U.S. agency, and one collateralized mortgage obligations make up the total debt securities in an unrealized loss position for greater than 12 months. At December 31, 2020, seven asset backed securities and three U.S. agencies make up the total debt securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and the volatility of the security’s fair value. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes and the Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security. As of December 31, 2020, we did not have any investment securities that constituted 10% or more of the stockholders’ equity of any third-party issuer.

The following table summarizes the maturity and repricing schedule of our debt investment securities, which does not include equity securities, at their amortized cost and their weighted average yields at December 31, 2020:

Debt Investment Maturities and Repricing Schedule

(Dollars in Thousands)	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale:
U.S. agencies	$5	1.05%	$4,168	1.78%	$4,361	2.11%	$14,268	2.51%	$22,802	2.30%
Collateralized mortgage obligations	0	0.00%	0	0.00%	0	0.00%	1,250	1.53%	1,250	1.53%
Municipalities	8,551	2.85%	65,351	3.66%	38,334	2.85%	3,470	5.66%	115,706	3.39%
SBA pools	0	0.00%	1011	2.47%	2,609	2.64%	1,406	3.99%	5,026	2.98%
Corporate debt	3,693	1.81%	8,036	1.95%	2,500	0.82%	0	0.00%	14,229	1.72%
Asset backed securities	0	0.00%	1960	0.76%	7,848	2.62%	37,419	0.97%	47,227	1.23%
Total debt securities	$12,249	2.54%	$80,526	3.31%	$55,652	2.66%	$57,813	1.72%	$206,240	2.64%

Yields in the above table have been adjusted to a fully tax equivalent basis. Securities are reported at the earliest possible call, repricing or maturity date.

Loans

The following table sets forth the amount of total loans outstanding (including net deferred loan fees and costs) and the percentage distributions in each category, for the years ended December 31, 2020 and 2019.

(Dollars in Thousands)	YEARS ENDED DECEMBER 31,
	2020	2019
Commercial real estate	$661,331	$607,002
Commercial and industrial	292,006	77,704
Consumer	636	1,274
Consumer residential	30,887	36,647
Agriculture	28,255	28,358
Unearned income	(4,572)	(792)
Total Loans, net of unearned income	$1,008,543	$750,193

Commercial real estate	65.6%	80.9%
Commercial and industrial	29.0%	10.4%
Consumer	0.1%	0.2%
Consumer residential	3.1%	4.9%
Agriculture	2.8%	3.8%
Unearned income	-0.5%	-0.1%
Total Loans, net of unearned income	100.0%	100.0%

Commercial real estate loans increased $54,329,000 in 2020 as compared to 2019, due to the increased demand by qualified borrowers in our serving area. Of the commercial real estate loans at December 31, 2020, 64% are non-owner occupied and 36% are owner occupied. Our commercial real estate loan portfolio is weighted towards term loans for which the primary source of repayment is cash flow from net operating income of the real estate property.

Commercial and industrial loans increased $214,302,000 in 2020 as compared to 2019, mainly due to the $210,822,000 in PPP loans outstanding at December 31, 2020 that were all funded during 2020 in response to the pandemic relief legislation. We have historically targeted well-established local businesses with strong guarantors that have proven to be resilient in periods of economic stress.

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

The following table summarizes our commercial real estate loan portfolio by the geographic location in which the property is located as of December 31, 2020 and 2019:

(Dollars in Thousands)	December 31, 2020		December 31, 2019
Commercial real estate loans by geographic location (County)	Amount	% of Commercial Real Estate Loans	Amount	% of Commercial Real Estate Loans
Stanislaus	$184,853	28.0%	$160,790	26.5%
San Joaquin	141,749	21.4%	131,199	21.6%
Sacramento	58,608	8.9%	54,757	9.0%
Fresno	43,858	6.6%	46,975	7.7%
Tuolumne	26,547	4.0%	31,795	5.2%
Contra Costa	22,010	3.3%	14,453	2.9%
Shasta	17,918	2.7%	8,075	1.3%
Merced	13,982	2.1%	17,336	2.4%
Alameda	12,183	1.8%	10,421	1.7%
Placer	11,981	1.8%	11,316	1.9%
Marin	11,626	1.8%	11,885	2.0%
Calaveras	9,347	1.4%	12,168	2.0%
Santa Clara	8,890	1.3%	9,059	1.5%
San Luis Obispo	7,350	1.1%	7,452	1.2%
Sonoma	7,058	1.1%	7,166	1.2%
Inyo	5,801	0.9%	7,127	1.2%
San Francisco	5,160	0.8%	5,285	0.9%
Solano	4,966	0.8%	5,161	0.9%
Mono	4,785	0.7%	4,249	0.7%
Butte	3,896	0.6%	4,327	0.7%
Madera	3,624	0.5%	2,720	0.4%
Other	55,139	8.4%	43,286	7.1%
Total	$661,331	100.0%	$607,002	100.0%

Construction and land loans are classified as commercial real estate loans and decreased $23.8 million in 2020 as compared to 2019.  The table below shows an analysis of construction and land loans by type and location. Non-owner-occupied land loans of $5.3 million at December 31, 2020 included loans for lands specified for commercial development of $2.0 million and for residential development of $3.3 million, the majority of which are located in Stanislaus County.

Construction and Land Loans Outstanding by Type and Geographic Location

(Dollars in Thousands)	December 31, 2020		December 31, 2019
Construction and land loans by type	Amount	% of Construction and Land Loans	Amount	% of Construction and Land Loans
Single family non-owner-occupied	$2,712	2.7%	$1,691	2.7%
Single family owner-occupied	1,030	4.9%	3,041	4.9%
Commercial non-owner-occupied	25,426	49.5%	30,386	49.5%
Commercial owner-occupied	3,291	29.3%	18,051	29.3%
Land non-owner-occupied	5,318	13.6%	8,367	13.6%
Total	$37,777	100.0%	$61,536	100.0%

Construction and land loans by geographic location (County)	Amount	% of Construction and Land Loans	Amount	% of Construction and Land Loans
Stanislaus	$13,016	34.5%	$11,573	18.8%
Fresno	5,766	15.3%	10,351	16.8%
Sacramento	5,279	14.0%	13,939	22.7%
Shasta	5,112	13.5%	4,855	7.9%
San Joaquin	3,528	9.3%	6,965	11.3%
Calaveras	2,524	6.7%	1,640	2.7%
El Dorado	1,422	3.8%	0	0.0%
Tuolumne	281	0.7%	930	1.5%
Yolo	0	0.0%	7,000	11.4%
Los Angeles	0	0.0%	1,600	2.6%
Contra Costa	0	0.0%	1,160	1.9%
Inyo	0	0.0%	855	1.4%
San Mateo	0	0.0%	195	0.3%
Other	849	2.2%	473	0.7%
Total	$37,777	100.0%	$61,536	100.0%

Loan Maturities

The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio, as of December 31, 2020. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The large majority of the variable rate loans are tied to independent indices (such as the Wall Street Journal prime rate or a Treasury Constant Maturity Rate). Substantially all loans with an original term of more than five years have provisions for the fixed rates to reset, or convert to a variable rate, after one, three or five years and are therefore classified as a variable rate loan in the table below.

	Loan Maturities and Repricing Schedule At December 31, 2020
(In Thousands)	Within One Year	After One But Within Five Years	After Five Years	Total

Commercial real estate	$82,552	$184,429	$394,349	$661,331
Commercial & industrial	231,548	48,406	12,052	292,006
Consumer	306	287	43	636
Consumer residential	2,518	12,945	15,423	30,887
Agriculture	25,710	2,145	400	28,255
Unearned income	(1,546)	(1,121)	(1,905)	(4,572)
Total loans, net of unearned income	$341,089	$247,091	$420,363	$1,008,543

Loans with variable (floating) interest rates	$103,652	$146,661	$260,276	$510,589
Loans with predetermined (fixed) interest rates	$237,437	$100,430	$160,087	$497,954

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

The Company did not have any nonperforming loans at December 31, 2020, as compared to $1.1 million at December 31, 2019. The ratio of nonperforming loans to total loans was 0.0% and 0.15% at December 31, 2020 and 2019, respectively.

In addition, the Company held one OREO property as of December 31, 2020 and 2019, a residential land property that was acquired through foreclosure that was written down to a zero balance because the public utilities have not been obtainable, thereby rendering these land lots unmarketable at this time.

Management believes that the reserve provided for nonperforming loans, together with the tangible collateral, were adequate as of December 31, 2020. See “Allowance for Loan Losses” below for further discussion. Except as disclosed above, as of December 31, 2020, management was not aware of any material credit problems of borrowers that would cause it to have serious doubts about the ability of a borrower to comply with the present loan payment terms. However, no assurance can be given that credit problems may exist that may not have been brought to the attention of management, or that credit problems may not arise in the future.

The following table provides information with respect to the components of our nonperforming assets as of December 31, 2020 and 2019. (The figures in the table are net of the portion guaranteed by the U.S. Government):

(Dollars in Thousands)	At December 31,
	2020	2019
Nonaccrual loans(1)
Commercial real estate	$0	$855
Commercial and industrial	0	0
Consumer	0	0
Consumer residential	0	248
Agriculture	0	0
Total	$0	$1,103

Loans 90 days or more past due and still accruing (as to principal or interest):	0	0

Total nonperforming loans	$0	$1,103

Other real estate owned	0	0
Total nonperforming assets	$0	$1,103

Accruing restructured loans (2)	0	0

Total impaired loans	$0	$1,103

Nonperforming loans as a percentage of total loans	0.0%	0.15%
Nonperforming assets as a percentage of total loans and other real estate owned	0.0%	0.15%
Allowance for loan losses as a percentage of nonperforming loans	0.0%	829.19%

(1) During the fiscal year ended December 31, 2019, no interest income related to these loans was included in net income while on nonaccrual status. Additional interest income of approximately $62,000 would have been recorded during the year ended December 31, 2019, if these loans had been paid in accordance with their original terms.

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

In recent years, the economic recovery has had a positive impact on the financial stability of our borrowers resulting in improvements in credit quality of our loan portfolio which has allowed us to reduce the reserve for loan losses as a percentage of gross loans. In 2020, the economy slipped into a recession following the COVID-19 pandemic which inevitability impacted the financial condition of certain borrowers. We responded by making qualitative risk-based discretionary adjustments in connection with the COVID-19 pandemic and corresponding economic stress. This adjustment combined with regular provisions corresponding to loan growth, resulted in an increase of $2,151,000 in the allowance for loan losses to $11,297,000 at December 31, 2020, as compared with $9,146,000 at December 31, 2019. In 2020, the allowance for loan losses as a percentage of total loans decreased to 1.12% as of December 31, 2019, as compared to 1.22% as of December 31, 2019. This decrease as a percentage of total loans is due to the outstanding PPP loans that do not require a loan loss reserve as they are guaranteed by the federal government through the SBA program. Based on the current conditions of the loan portfolio, management believes that the $11,297,000 allowance for loan losses at December 31, 2020 is adequate to absorb losses inherent in our loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

Diversification, low loan-to-values, strong credit quality and enhanced credit monitoring contribute to a reduction in the portfolio’s overall risk in recent years and help to offset the economic risk corresponding to the current COVID-19 pandemic. We continue to monitor the impact of the economic environment, and adjustments to the provision for loan loss will be made accordingly. During 2020, the Company recognized net loan charge-offs of $14,000 as compared to $84,000 in 2019.

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

Our allowance for loan losses consisted of amounts allocated to three phases of our methodology for assessing loan loss allowances, as follows (see details of methodology for assessing allowance for loan losses in the section entitled “Critical Accounting Policies”):

(Dollars in Thousands)	Years Ended December 31,
Phase of Methodology	2020	2019
Specific review of individual loans	$0	$680
Review of portfolio based on loss trends and current economic climate	4,527	5,347
Review of portfolio based on inherent risk and other subjective factors	6,770	3,119
	$11,297	$9,146

The Components of the Allowance for Loan Losses

As stated previously in "Critical Accounting Policies," the overall allowance consists of a specific allowance for individually identified impaired loans, an allowance factor for categories of credits with similar characteristics and trends, and an allowance for changing environmental factors.

The first component, the specific allowance, results from the analysis of identified problem credits and the evaluation of sources of repayment including collateral, as applicable. Through management's ongoing loan grading process, individual loans are identified that have conditions that indicate the borrower may be unable to pay all amounts due under the contractual terms. These loans are evaluated individually by management and specified allowances for loan losses are established when the discounted cash flows of future payments or collateral value of collateral-dependent loans are lower than the recorded investment in the loan. Generally, with problem credits that are collateral-dependent, we obtain appraisals of the collateral at least annually. We may obtain appraisals more frequently if we believe the collateral value is subject to market volatility, if a specific event has occurred to the collateral (e.g. tentative map has been filed), or if we believe foreclosure is imminent.  Impaired loan balances decreased from $1,103,000 at December 31, 2019 to a zero balance at December 31, 2020.  The specific allowance totaled $680,000 at December 31, 2019, and zero as of December 31, 2020, as we charge off substantially all of our estimated losses related to specifically identified impaired loans as the losses are identified.

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

The total amount allocated for the second component is determined by applying loss estimation factors based on loss history to outstanding loans. At December 31, 2020 and 2019, the allowance allocated by categories of credits totaled $4.5 million and $5.3 million, respectively.

The third component of the allowance for loan losses is an economic and qualitative component that is intended to absorb losses caused by portfolio trends, concentration of credit, growth, and economic trends, as stated previously in "Critical Accounting Policies". At December 31, 2020 and 2019, the general valuation allowance, including the economic component, totaled $6.8 million and $3.1 million, respectively. The increase is due in part to the qualitative risk-based adjustments pertaining to inherent risk associated with the economic impact of the COVID-19 pandemic. While published economic data indicates that the economy is recovering from a recession cycle prompted by the COVID-19 pandemic, it is uncertain that the recovery cycle will continue for any definite period of time. In response to this, we have been proactive in evaluating reserve percentages for economic and other qualitative loss factors used to determine the adequacy of the allowance for loan losses. The increase to the third component of the allowance for loan losses reflected such evaluation.

The table below summarizes, for the periods indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for loan losses:

Allowance for Loan Losses

(Dollars in thousands)	2020	2019
Balances:
Average total loans outstanding during period	$930,578	$717,255
Total loans outstanding at end of period	$1,013,115	$750,985
Allowance for loan losses:
Balances at beginning of period	$9,146	$8,685

Actual charge-offs:
Consumer	29	28
Consumer Residential	2	64
Total charge-offs	31	92

Recoveries on loans previously charged off:
Commercial real estate	6	0
Consumer	10	6
Consumer Residential	1	2
Total recoveries	17	8

Net loan charge-offs	14	84

Provision for loan losses	2,165	545

Balance at end of period	$11,297	$9,146

Ratios:
Net loan charge-offs to average total loans	0.00%	0.01%
Allowance for loan losses to total loans at end of period	1.12%	1.22%
Net loan charge-offs to allowance for loan losses at end of period	0.12%	0.92%
Net loan charge-offs to provision for loan losses	0.65%	15.41%

The table below summarizes the allowance for loan loss balance by type of loan balance at the end of each period (See “Loan Portfolio” above for a description of each type of loan balance):

Allocation of the Allowance for Loan Losses

(Dollars in thousands)	December 31, 2020		December 31, 2019
	Amount	% of Loan Balance to Gross Loans	Amount	% of Loan Balance to Gross Loans
Applicable to:
Commercial real estate	$9,310	65.3%	$7,250	80.9%
Commercial and Industrial	1,079	28.8%	1,002	10.3%
Consumer	22	0.1%	38	0.2%
Consumer Residential	325	3.0%	331	4.9%
Agriculture	561	2.8%	525	3.7%
Total Allowance	$11,297	100.0%	$9,146	100.0%

Other Earning Assets

For various business purposes, we make investments in earning assets other than the interest-earning securities and loans discussed above. The primary other earning assets held by the Company as of December 31, 2020 and 2019, includes the cash surrender value of the BOLI policies, Federal Home Loan Bank stock and Federal Reserve Bank stock. During 2019, we purchased 4 new life insurance policies on certain directors and employees for a total investment of $5 million. During 2018, we committed to invest $5 million in a low-income housing tax credit fund (“LIHTC”) to promote our participation in CRA activities, which had an unfunded commitment of $1,425,000 as of December 31, 2020. As of December 31, 2020 and 2019, we held another LIHTC investment that we’ve participated in since 2006, for which the original investment was $1 million, and there were no unfunded commitments as of December 31, 2020 and 2019. For both LIHTC investments, we receive the return in the form of tax credits and tax deductions over a period of approximately 15 years. In 2017, we made a $1 million commitment as a limited partner, to a small business private equity partnership to promote our participation in CRA activities. Returns will be received in the form of dividends from the general partner. As of December 31, 2020, we have remaining commitments to fund an additional $470,000 on this investment.

The balances of other earning assets as of December 31, 2020 and December 31, 2019 were as follows:

(Dollars in Thousands)	December 31, 2020	December 31, 2019

BOLI	$25,325	$24,631
LIHTCs	$4,158	$4,640
Small business private equity partnership	$530	$480
Federal Reserve Bank Stock	$754	$758
Federal Home Loan Bank Stock	$4,003	$4,003

Deposits and Other Sources of Funds

Deposits

Total deposits at December 31, 2020 and 2019 were $1,367,809,000 and $1,019,929,000, respectively, representing an increase of $347,880,000 or 34.1% in 2020. The average deposits for the year ended December 31, 2020 increased $254,121,000 or 26.3% to $1,218,56,000 compared to $964,444,000 at December 31, 2019.

Deposits are the Company’s primary source of funds. Due to strategic emphasis by management, core deposits (based on definition provided by FDIC’s Uniform Bank Performance Report) increased by $350.1 million or 35.0% in 2020 to $1.35 billion at December 31, 2020. The percentage of core deposits to total deposits increased slightly to 98.8% at December 31, 2020 as compared to 98.2% at December 31, 2019. The average rate paid on time deposits in denominations of over $250,000 was 0.28% and 0.47% for the years ended December 31, 2020 and 2019, respectively. The composition and cost of the Company's deposit base are important components in analyzing the Company's net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein. See “Net Interest Income and Net Interest Margin” for further discussion.

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

The following tables summarize the distribution of average daily deposits and the average daily rates paid for the periods indicated:

Distribution of Average Daily Deposits

	Average Deposits
	2020		2019
	Average	Average	Average	Average
(Dollars in Thousands)	Balance	Rate	Balance	Rate

Demand	$812,703	0.18%	$610,180	0.36%
Money market	270,184	0.15%	232,866	0.20%
Savings	99,506	0.05%	82,271	0.06%
Time deposits $250,000 and under	20,051	0.28%	21,792	0.28%
Time deposits over $250,000	16,122	0.53%	17,335	0.47%
Total deposits	$1,218,566	0.09%	$964,444	0.16%

The scheduled maturities of our time deposits in denominations of more than $250,000 at December 31, 2020 are as follows:

Maturities of Time Deposits over $250,000

(Dollars in Thousands)

Three months or less	$505
Over three months through six months	2,498
Over six months through twelve months	10,221
Over twelve months	2,910
Total	$16,134

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Three of our clients carry deposit balances of more than 1% of our total deposits, none of which had a deposit balance of more than 3% of total deposits at December 31, 2020. The Company had no brokered deposits as of December 31, 2020 and 2019.

FHLB Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the FHLB as an alternative to retail deposit funds. We had no outstanding balances as of December 31, 2020 but did advance $50 million during the second quarter of 2020 in anticipation of PPP loan fundings, which was fully paid off by July 2020. The average balance of FHLB advances outstanding in 2020 was $10.8 million for which we paid an average interest rate of 0.32%. We had no outstanding balances as of December 31, 2019 or at any time during 2019.  See “Liquidity Management” below for the details on the FHLB borrowings program.

Return on Equity and Assets

The following table sets forth certain information regarding our return on equity and assets for the periods indicated:

	Year Ended December 31,
	2020	2019
Return on average assets	1.00%	1.15%
Return on average common equity	11.40%	11.78%
Dividend payout ratio	16.67%	17.53%
Equity to assets ratio	8.58%	9.81%

Deferred Compensation Obligations

We maintain a nonqualified, unfunded deferred compensation plan for certain key management personnel.  Under this plan, participating employees may defer compensation, which will entitle them to receive certain payments upon retirement, death, or disability.  The plan provides for payments commencing upon retirement and reduced benefits upon early retirement, disability, or termination of employment. At December 31, 2020 and 2019, our aggregate payment obligations under this plan totaled $10.6 million and $9.9 million, respectively.

Off-Balance Sheet Arrangements

During the ordinary course of business, we provide various forms of credit lines to meet the financing needs of our customers. These commitments, which represent a credit risk to us, are not represented in any form on our balance sheets.

As of December 31, 2020, and 2019, we had commitments to extend credit of $145.7 million and $164.7 million, respectively.  Obligations under standby letters of credit, included in total commitments to extend credit, were $2.9 million and $3.1 million at December 31, 2020 and 2019, respectively, and there were no obligations under commercial letters of credit for either period.

The effect on our revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used. For more information regarding our off balance sheet arrangements, see Note 13- Commitments and Other Contingencies- to our 2020 year-end consolidated financial statements located elsewhere in this report.

Contractual Obligations

The following chart summarizes certain contractual obligations of the Company as of December 31, 2020 (dollars in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations	$1,199	$2,147	$1,274	$1,736	$6,356
Supplemental retirement plans	122	364	646	3,359	4,491
Time deposit maturities	27,255	9,663	920	-	37,838
Total	$28,576	$12,174	$2,840	$5,095	$48,685

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

Since our deposit growth strategy emphasizes core deposit growth, we have avoided relying on brokered deposits as a consistent source of funds. The Company had no brokered deposits as of December 31, 2020 and 2019.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio and stock issued by the FHLB. The FHLB determines limitations on the amounts of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. At December 31, 2020 and 2019, the Company had no FHLB advances outstanding and had sufficient collateral to borrow an additional $317.6 million and $275.2 million, respectively. In addition, the Company had lines of credit with its correspondent banks to purchase overnight federal funds totaling $70 million and $30 million at December 31, 2020 and 2019, respectively. No advances were made on these lines of credit as of December 31, 2020 and 2019.

The Company’s liquidity depends primarily on dividends paid to it as the sole shareholder of the Bank. The Bank’s ability to pay dividends to the Company may depend on whether the Bank will be in a position to pay dividends based on regulatory requirements and the performance of the Bank.

Maintenance of adequate liquidity requires that sufficient resources be available at all time to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, loans and securities available for sale. Our liquid assets at December 31, 2020 and 2019 totaled approximately $336.6 million and $241.0 million, respectively. Our liquidity level measured as the percentage of liquid assets to total assets was 22.3% and 21.0% at December 31, 2020, and 2019, respectively.

Capital Resources and Capital Adequacy Requirements

In the past two years, our primary source of capital has been internally generated operating income through retained earnings. At December 31, 2020, total shareholders’ equity increased to $129.7 million, representing an increase of $17.1 million from December 31, 2019. The increase was due to net income of $13.7 million recorded to retained earnings, and other comprehensive income of $5.3 million, net of income taxes, due to the positive effect that declining treasury yields had on the unrealized market value adjustment of our available for sale investment portfolio during 2020. Also, retained earnings was reduced by the common stock dividend payments totaling $2.3 million during 2020. As of December 31, 2020, we had no material commitments for capital expenditures.

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

As of December 31, 2020, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action. The following table presents the regulatory minimums for well-capitalized institutions, compared to the Bank’s capital ratios as of the dates specified:

	Regulatory Minimum (1)	December 31, 2020	December 31, 2019
Total capital to risk-weighted assets	10.5%	13.1%	12.3%
Tier I capital to risk-weighted assets	8.5%	12.0%	11.3%
Common equity tier 1 risk-weighted assets	7.0%	12.0%	11.3%
Tier I capital to average assets	4.0%	8.0%	9.5%

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

Presented below, as of December 31, 2020, is an analysis of the Company's interest rate risk as measured by changes in net interest income, for instantaneous and sustained parallel shifts of applicable interest rates, over one and two-year projection periods:

(in thousands)
	Interest Rate Shock Scenario
1 Year Projection	Down 200	Down 100	Base	Up 100	Up 200	Up 300	Up 400
Interest Income	$40,942	$43,778	$47,554	$53,485	$59,651	$65,919	$72,225
Interest Expense	402	402	1,162	4,274	7,393	10,512	13,630
Net Interest Income	$40,540	$43,376	$46,391	$49,211	$52,258	$55,408	$58,595
% Change	-12.61%	-6.50%		6.08%	12.65%	19.44%	26.31%

2 Year Projection	Down 200	Down 100	Base	Up 100	Up 200	Up 300	Up 400
Interest Income	$75,032	$84,140	$94,418	$108,719	$123,479	$138,538	$153,756
Interest Expense	786	786	2,381	8,939	15,511	22,083	28,655
Net Interest Income	$74,245	$83,354	$92,037	$99,780	$107,968	$116,456	$125,101
% Change	-19.33%	-9.43%		8.41%	17.31%	26.53%	35.92%

Asset sensitivity indicates that in a rising interest rate environment the Company's net interest income would increase and in a decreasing interest rate environment the Company's net interest income would decrease. Liability sensitivity indicates that in a rising interest rate environment a Company's net interest income would decrease and in a decreasing interest rate environment the Company's net interest income would increase. For all of 2020, we were "asset-sensitive" meaning we expect our net interest income to increase as market rates increase and to decrease as market rates decrease. The relative level of asset sensitivity as of December 31, 2020 has increased from 2019 primarily due to an increase in sensitivity from higher interest-bearing cash balances. In the decreasing interest rate environments, we show a decline in net interest income as interest-bearing assets re-price lower while deposits remain at or near their floors.

It should be noted that although net interest income simulation results are presented for down rate scenarios, most market rate reach zero before declining the full 100 basis points, and our simulation parameters floor rates at zero and assume they do not go negative. Therefore, results are less sensitive in down-rate exposure as compared to the prior year.

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

Our consolidated financial statements and the Independent Auditors’ Report appear on pages F-1 through F-45 of this Report and are incorporated into this Item 8 by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2020, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Oak Valley Bancorp is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

●	provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management and board of directors; and

●

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our consolidated financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or because the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on that assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no significant changes in the Company’s internal control over financial reporting during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the Evaluation Date. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. The design of our processes and controls allow for remote execution with accessibility to secure data. We are continually monitoring and assessing the COVID-19 situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that for the 2020 fiscal year the officers and directors of the Company complied with all applicable filing requirements, except for the late filings for the directors in the table below:

Name	Form	Transaction Type	Transaction Date	# of Shares
Allison Lafferty	4	Purchase	2/12/2020	600
Daniel Leonard	4	Purchase	2/18/2020	391
Don Barton	4	Purchase	4/27/2020	4,500
Randolph Holder	4	Purchase	5/5/2020	42
Tom Haidlen	4	Purchase	8/3/2020	2,249
Terrance Withrow	4	Purchase	9/22/2020	5,300

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Section entitled “Executive Compensation Discussion and Analysis” in our Proxy Statement to be filed prior to the 2021 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2020 with respect to shares of our common stock that are authorized to be issued under the Company’s 2018 Equity Plan. Shares subject to restricted stock awards are not included in the table below.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders	0	$0	558,299
Equity Compensation Plans Not Approved by Shareholders	0	0	0
Total	0	$0	558,299

Certain information required by this Item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed prior to the 2021 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the section entitled “Certain Relationship and Related Transactions” in our Proxy Statement to be filed prior to the 2021 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement to be filed prior to the 2021 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of this Report:

(a)(1) Financial Statements

The Financial Statements of the Company and the Report of Independent Registered Public Accounting Firm are set forth on pages F-1 through F-45.

(a)(2) Financial Statement Schedules

All schedules to the Financial Statements are omitted because of the absence of the conditions under which they are required or because the required information is included in the Financial Statements or accompanying notes.

(a)(3) Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of Oak Valley Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10 filed on July 31, 2008).

3.2	First Amendment to Articles of Incorporation of Oak Valley Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10 filed on July 31, 2008).

3.3	Bylaws of Oak Valley Bancorp, Inc. (incorporated by reference to Exhibit 3.3 to the Form 10 filed on July 31, 2008).

3.4	First Amended and Restated Bylaws of Oak Valley Bancorp, Inc. (incorporated by reference to Exhibit 3.5 to the Form 8-A filed on January 14, 2009).

3.5	Certificate of Amendment of Bylaws dated effective as of August 11, 2011 (incorporated by reference to Exhibit 3.5 to the Form 10-Q filed on November 14, 2011).

3.6	Amendment of Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on July 22, 2013).

4.1	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.1 to the Form 10-K filed on March 13, 2020)

10.1	Oak Valley Community Bank Form of Director Retirement Agreement. (incorporated by reference to Exhibit 10.2 to the Form 10 filed on July 31, 2008).

10.2	Oak Valley Bancorp 2008 Equity Plan (incorporated by reference to Exhibit 4.2 to the Form S-8 filed on March 25, 2009).

10.3	Oak Valley Bancorp 2018 Equity Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders filed as of May 7, 2018). †

10.4	Oak Valley Community Bank Form of Executive Salary Continuation Agreement.

10.5	Executive Employment Agreement between Richard A. McCarty and Oak Valley Bancorp dated March 19, 2021.

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Form 10-K filed on March 31, 2009).

21	Subsidiaries of the Issuer (incorporated by reference to Exhibit 21 to the Form 10 filed on July 31, 2008).

23.1	Consent of Independent Registered Accounting Firm.

24	Power of Attorney (included on the signature page of this report).

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2020 and 2019, (ii) Consolidated Statements of Income for the Years Ended December 31, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020 and 2019, (iv) Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019, and (vi) Notes to Consolidated Financial.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished, not filed.
†	Indicates management contract or compensatory plan.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “1934 Act”) the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Oakdale, California on March 31, 2021.

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

Signature	Title	Date

/s/ DONALD L. BARTON	Director	March 31, 2021
Donald Barton

/s/ CHRISTOPHER M. COURTNEY	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2021
Christopher M. Courtney

/s/ LYNN R. DICKERSON	Director	March 31, 2021
Lynn R. Dickerson

/s/ JEFFREY A. GALL	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 31, 2021
Jeffrey A. Gall

/s/ JAMES L. GILBERT	Director	March 31, 2021
James L. Gilbert

/s/ THOMAS A. HAIDLEN	Director	March 31, 2021
Thomas A. Haidlen

/s/ H. RANDOLPH HOLDER	Director	March 31, 2021
H. Randolph Holder

/s/ DANIEL J. LEONARD	Director	March 31, 2021
Daniel J. Leonard

/s/ RONALD C. MARTIN	Director	March 31, 2021
Ronald C. Martin

/s/ JANET S. PELTON	Director	March 31, 2021
Janet S. Pelton

/s/ DANNY L. TITUS	Director	March 31, 2021
Danny L. Titus

/s/ TERRANCE P. WITHROW	Director	March 31, 2021
Terrance P. Withrow

/s/ ALLISON C. LAFFERTY	Director	March 31, 2021
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

Our management has evaluated our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO 2013) of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

/s/ CHRISTOPHER M. COURTNEY	/s/ JEFFREY A. GALL
Christopher M. Courtney, President and Chief Executive Officer	Jeffrey A. Gall, Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Oak Valley Bancorp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oak Valley Bancorp and its subsidiary (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing  separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses

As described in Notes 1 and 4 to the consolidated financial statements, the Company's allowance for loan losses (allowance) represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans and, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The allowance is evaluated on a regular basis by management and is based on management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. The allowance is comprised of three components: (1) specific valuation allowances determined in accordance with Accounting Standards Codification (ASC) Topic 310 based on probable losses on specific loans, which  represented $0 at December 31, 2020; (2) a historical allowance determined in accordance with ASC Topic 450 based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (3) an adjustment to historical losses determined in accordance with ASC Topic 450 based on general economic conditions and other qualitative risk factors both internal and external to the Company.  The historical allowance combined with the adjustments for qualitative conditions represented $11,297,000 at December 31, 2020.

The determination of the qualitative factors requires management to make significant estimates and assumptions related to the collectability of loans based on the experience, ability and effectiveness of the Company’s lending management and staff, the effectiveness of the Company’s loan policies, procedures and internal controls, changes in asset quality, changes in loan portfolio volume, the composition and concentrations of credit, the impact of competition on loan structuring and pricing, the effectiveness of the internal loan review function, the impact of environmental risks on portfolio risks, and the impact of rising interest rates on portfolio risk.  Management believes changes in these assumptions could have a significant impact on the value of the allowance.

We identified the qualitative factors within the allowance as a critical audit matter. The qualitative factors within the allowance are a significant accounting estimate involving management's judgments and subjectivity. In turn, auditing management's judgments regarding the qualitative factors involved a high degree of subjectivity.

The primary audit procedures we performed to address this critical audit matter included, among others:

●

Obtaining an understanding of the management review control over the determination, review and approval of the qualitative factors and testing such control for design and operating effectiveness, as well as understanding of the controls over the data used in the determination of the qualitative factors.

●	Testing the data inputs used in the determination of qualitative factors to ensure completeness and accuracy by comparing to source documents and independently validating external data.

●

Evaluating management's process for determining the qualitative factors within the allowance, including evaluating whether the conclusions reached by management with respect to the final qualitative factor adjustments applied for each component were reasonable after considering internal and external data and assumptions related to those qualitative factors.

Goodwill Impairment Assessment

As described in Note 1 to the consolidated financial statements, the Company’s goodwill balance was $3,313,000 at December 31, 2020, which is allocated to the Company’s sole reporting unit. Goodwill is evaluated for impairment, at a minimum, on an annual basis. To test for goodwill impairment, the Company applies a qualitative analysis of conditions in order to determine if it is more likely than not that the carrying value is impaired. In the event that the qualitative analysis suggests that the carrying value of goodwill may be impaired, the Company uses several quantitative valuation methodologies in evaluating goodwill for impairment.

We identified the applicable goodwill impairment evaluations performed during the period as a critical audit matter. Goodwill impairment is a significant accounting estimate for which our audit procedures to evaluate management's judgments involved subjectivity and increased audit effort, including use of an internal specialist.

●

The primary audit procedures we performed to address this critical audit matter included, among others: Obtaining an understanding of the management review controls relating to management’s goodwill impairment test, including the management review control over the reporting unit determination and the determination of the fair value of the reporting unit, and testing such controls for design and operating effectiveness.

●

Evaluating management’s determination of reporting units by reviewing management’s documentation discussing the conclusion of the chief operating decision maker and comparing to internal company data and assessing for reasonableness.

●	Utilizing an internal valuation specialist to assist in performing the following:
o	Evaluating the methodologies utilized by management.
o	Testing key inputs used by management to determine the fair value of the reporting unit, including:
-	Independently assessing the appropriateness of selected acquisitions for comparable institutions.
-	Independently obtaining data to verify the multiple of total value paid to target tangible equity for the acquisitions and the average control premiums for the acquisitions.

/s/ RSM US LLP

We have served as the Company's auditor since 2018.

San Francisco, CA

March 31, 2021

OAK VALLEY BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	December 31,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$193,571	$133,809
Federal funds sold	33,085	13,785
Cash and cash equivalents	226,656	147,594

Securities - available for sale	217,164	190,088
Securities - equity investments	3,425	3,297
Loans, net of allowance for loan losses of $11,297 and $9,146 at December 31, 2020 and 2019, respectively	997,246	741,047
Cash surrender value of life insurance	25,325	24,631
Bank premises and equipment, net	15,770	15,229
Goodwill and other intangible assets, net	3,740	3,837
Interest receivable and other assets	22,152	22,062

	$1,511,478	$1,147,785

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$1,367,809	$1,019,929
Interest payable and other liabilities	13,975	15,286
Total liabilities	1,381,784	1,035,215

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,218,873 and 8,210,147 shares issued and outstanding at at December 31, 2020 and 2019, respectively	25,435	25,435
Additional paid-in capital	4,216	3,777
Retained earnings	92,349	80,961
Accumulated other comprehensive income, net of tax	7,694	2,397
Total shareholders’ equity	129,694	112,570

	$1,511,478	$1,147,785

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)	YEAR ENDED DECEMBER 31,
	2020	2019
INTEREST INCOME
Interest and fees on loans	$39,952	$34,813
Interest on securities	5,640	5,872
Interest on federal funds sold	57	242
Interest on deposits with banks	461	1,675
Total interest income	46,110	42,602

INTEREST EXPENSE
Deposits	1,119	1,568
FHLB advances	34	0
Total interest expense	1,153	1,568

Net interest income	44,957	41,034
Provision for loan losses	2,165	545

Net interest income after provision for loan losses	42,792	40,489

NON-INTEREST INCOME
Service charges on deposits	1,272	1,619
Debit card transaction fee income	1,355	1,297
Earnings on cash surrender value of life insurance	694	602
Mortgage commissions	130	88
Gains on calls of available-for-sale securities	2	138
Gain on sale of other real estate owned	34	0
Other	1,328	1,303
Total non-interest income	4,815	5,047

NON-INTEREST EXPENSE
Salaries and employee benefits	17,972	17,400
Occupancy expenses	3,642	3,493
Data processing fees	2,062	1,907
Regulatory assessments (FDIC & DFPI)	324	270
Other operating expenses	5,864	5,777
Total non-interest expense	29,864	28,847

Net income before provision for income taxes	17,743	16,689

Total provision for income taxes	4,056	4,200
Net Income	$13,687	$12,489

Net income per share	$1.68	$1.54

Net income per diluted share	$1.68	$1.54

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEAR ENDED DECEMBER 31,
(dollars in thousands)	2020	2019

Net income	$13,687	$12,489
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains arising during the period	7,521	4,160
Less: reclassification for net gains included in net income	(2)	(138)
Other comprehensive income, before tax	7,519	4,022
Tax expense related to items of other comprehensive income	(2,222)	(1,190)
Total other comprehensive income	5,297	2,832
Comprehensive income	$18,984	$15,321

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	YEAR ENDED DECEMBER 31, 2020 AND 2019
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2019	8,194,805	$25,429	$3,358	$70,686	$(435)	$99,038
Stock options exercised	1,000	6				6
Restricted stock issued	26,095					0
Restricted stock forfeited	(4,500)					0
Restricted stock surrendered for tax withholding	(7,253)		(130)			(130)
Cash dividends declared $0.27 per share of common stock				(2,214)		(2,214)
Stock based compensation			549			549
Other comprehensive income					2,832	2,832
Net income				12,489		12,489
Balances, December 31, 2019	8,210,147	$25,435	$3,777	$80,961	$2,397	$112,570

Restricted stock issued	17,756					0
Restricted stock forfeited	(2,400)					0
Restricted stock surrendered for tax withholding	(6,630)		(110)			(110)
Cash dividends declared $0.28 per share of common stock				(2,299)		(2,299)
Stock based compensation			549			549
Other comprehensive income					5,297	5,297
Net income				13,687		13,687
Balances, December 31, 2020	8,218,873	$25,435	$4,216	$92,349	$7,694	$129,694

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
(dollars in thousands)	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,687	$12,489
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	2,165	545
Increase (decrease) in deferred fees/costs, net	3,780	(205)
Depreciation	1,199	1,091
Amortization of investment securities, net	545	899
Stock based compensation	549	549
Gain on sale of OREO property	(34)	0
Gain on calls of available for sale securities	(2)	(138)
Earnings on cash surrender value of life insurance	(694)	(602)
Increase in deferred tax asset	(479)	(229)
Increase in interest payable and other liabilities	262	6,527
(Increase) decrease in interest receivable	(2,232)	298
Decrease (increase) in other assets	494	(4,015)
Net cash from operating activities	19,240	17,209

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(68,677)	(26,181)
Purchases of equity securities	(80)	(90)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	48,531	45,965
Investment in LIHTC	(1,573)	(595)
Net increase in loans	(262,281)	(39,168)
Purchase of FHLB Stock	0	(404)
Purchase of BOLI policies	0	(5,000)
Proceeds from sale of OREO	171	0
Purchases of premises and equipment	(1,740)	(1,383)
Net cash used in investing activities	(285,649)	(26,856)

CASH FLOWS FROM FINANCING ACTIVITIES:
FHLB advanced funds	50,000	0
FHLB payments	(50,000)	0
Shareholder cash dividends paid	(2,299)	(2,214)
Net increase in demand deposits and savings accounts	348,969	36,819
Net decrease in time deposits	(1,089)	(3,385)
Proceeds from exercise of stock options	0	6
Tax withholding payments on vested restricted shares surrendered	(110)	(130)
Net cash from financing activities	345,471	31,096

NET INCREASE IN CASH AND CASH EQUIVALENTS	79,062	21,449

CASH AND CASH EQUIVALENTS, beginning of period	147,594	126,145

CASH AND CASH EQUIVALENTS, end of period	$226,656	$147,594

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,149	$1,558
Income taxes	$4,338	$3,870

NON-CASH INVESTING ACTIVITIES:
Real estate acquired through foreclosure	$137	$0
Change in unrealized gain on securities	$7,521	$4,021
Lease right-of-use assets	$273	$4,312

NON-CASH FINANCING ACTIVITIES:
Present value of lease obligations	$(210)	$(4,698)

See accompanying notes

OAK VALLEY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF ACCOUNTING POLICIES

Nature of Operations

On July 3, 2008 (the “Effective Date”), a bank holding company reorganization was completed whereby Oak Valley Bancorp (“the Company”) became the parent holding company for Oak Valley Community Bank (the “Bank”).  On the Effective Date, a tax-free exchange was completed whereby each outstanding share of the Bank was converted into one share of the Company and the Bank became the sole wholly-owned subsidiary of the Company.

The Company is authorized to issue 50,000,000 shares of common stock, without par value, of which 8,218,873 are issued and outstanding at December 31, 2020 and 10,000,000 shares of preferred stock, without par value, of which no shares are issued and outstanding.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the Company’s consolidated financial statements include the allowance for loan losses, accounting for income taxes, fair value measurements and goodwill impairment. Actual results could differ from these estimates due to the uncertainty around the magnitude and duration of the COVID-19 pandemic, as well as other factors.

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Subsequent events — The Company has evaluated events and transactions subsequent to December 31, 2020 through the date of the filing for potential recognition or disclosure.

Cash and cash equivalents — The Company has defined cash and cash equivalents to include cash, due from banks, certificates of deposit with original maturities of three months or less, and federal funds sold. Generally, federal funds are sold for one-day periods. At times throughout the year, balances can exceed FDIC insurance limits.

Securities available for sale — Available-for-sale securities consist of bonds, notes, and debentures not classified as trading securities or held-to-maturity securities. Available-for-sale securities with unrealized holding gains and losses are reported as an amount in accumulated other comprehensive income, net of tax. Gains and losses on the sale or call of available-for-sale securities are determined using the specific identification method. The amortization of premiums and accretion of discounts are recognized as adjustments to interest income over the period to maturity, except for premiums on securities with call dates which are amortized to the earliest call date.

Consistent with ASU 2016-01, equity securities consist of those securities with readily determinable fair value and are carried at fair value with the changes in fair value recognized in the consolidated statements of income.

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

The Company’s allowance for loan losses consists of three elements: (i) specific valuation allowances determined in accordance with ASC Topic 310 based on probable losses on specific impaired loans measured on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent; (ii) historical valuation allowances determined in accordance with ASC Topic 450 based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (iii) general valuation allowances determined in accordance with ASC Topic 450 based on general economic conditions and other qualitative risk factors both internal and external to the Company.

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

The method for calculating the allowance for unfunded loan commitments is based on an allowance percentage which is less than other outstanding loan types because they are at a lower risk level.  This allowance percentage is evaluated by management periodically and is applied to the total undisbursed loan commitment balance to calculate the allowance for unfunded loan commitments which is recorded included in interest payable and other liabilities on the consolidated balance sheet.

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

The Company adopted ASU No. 2016-02, Leases (Topic 842) on the effective date of January 1, 2019. All of the Company’s leases were determined to be operating leases. The Company determined the operating lease liability as of January 1, 2019, by calculating the present value of remaining base rent cash payments on each of its leases, excluding any renewal options regardless of the likelihood that the option would be exercised. The resulting operating lease liability recorded as of January 1, 2019 was $5,246,000, which is included in interest payable and other liabilities in the consolidated balance sheet. The ROU asset was then determined by adjusting the operating lease liability by deferred rent and unamortized tenant improvement allowance. The ROU asset recorded on January 1, 2019 was $4,817,000, which is included in interest receivable and other assets on the consolidated balance sheet.

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

The Company files income tax returns in the U.S. federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal tax examinations by tax authorities for years before 2017 or to state/local income tax examinations by tax authorities for years before 2016.

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

Advertising costs — The Company expenses marketing costs as they are incurred. Advertising expense was $401,000 and $304,000 for the years ended December 31, 2020 and 2019, respectively.

Comprehensive income — Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items previously recorded directly to shareholders’ equity, such as unrealized gains and losses on securities available for sale. Comprehensive income is presented in the statements of comprehensive income and as a component of shareholders’ equity. For the years ended December 31, 2020 and 2019, $1,000 and $97,000 net of tax, respectively, was reclassified from comprehensive income into net income related to gains on called available for sale securities.

Federal Reserve Bank Stock —  Federal Reserve Bank stock represents the Company’s investment in the stock of the Federal Reserve Bank (“FRB”) and is carried at par value, which reasonably approximates its fair value. While technically these are considered equity securities, there is no market for the FRB stock. Therefore, the shares are considered as restricted equity securities. Management periodically evaluates FRB stock for other-than-temporary impairment. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FRB as compared to the capital stock amount for the FRB and the length of time this situation has persisted, (2) commitments by the FRB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FRB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FRB, and (4) the liquidity position of the FRB. This investment is reflected as a component of interest receivable and other assets on the consolidated balance sheets.

Federal Home Loan Bank Stock —  Federal Home Loan Bank stock represents the Company’s investment in the stock of the Federal Home Loan Bank of San Francisco (“FHLB”) and is carried at par value, which reasonably approximates its fair value. While technically these are considered equity securities, there is no market for the FHLB stock. Therefore, the shares are considered as restricted equity securities. Management periodically evaluates FHLB stock for other-than-temporary impairment. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB. This investment is reflected as a component of interest receivable and other assets on the consolidated balance sheets.

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

Stock based compensation — The Company recognizes in the consolidated statements of income the grant-date fair value of restricted stock, stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The Company uses the straight-line recognition of expenses for awards with graded vesting. The fair value of each restricted stock grant is based on the closing market price of the Company’s stock on the date of grant. The Company issued restricted stock grants totaling 17,756 and 26,095 shares in 2020 and 2019, respectively.

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of December 31, 2020 and 2019. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

Fair value measurements — The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. The Company bases the fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record certain assets at fair value on a non-recurring basis, such as certain impaired loans held for investment and securities held to maturity that are other-than-temporarily impaired. These non-recurring fair value adjustments typically involve write-downs of individual assets due to application of lower-of-cost or market accounting.

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

Goodwill and other intangible assets — As of December 31, 2020 intangible assets are comprised of goodwill of $3,313,000 and core deposit intangibles of $427,000, which were acquired through a business combination, as compared to goodwill of $3,313,000 and core deposit intangible of $524,000 as of December 31, 2019. Intangible assets with definite useful lives are amortized over their respective estimated useful lives. If an event occurs that indicates the carrying amount of an intangible asset may not be recoverable, management reviews the asset for impairment. Any goodwill and any intangible asset acquired in a purchase business combination determined to have an indefinite useful life is not amortized, but is evaluated for impairment, at a minimum, on an annual basis.

The core deposit intangible represents the estimated future benefits of acquired deposits and is booked separately from the related deposits. The value of the core deposit intangible asset was determined using a discounted cash flow approach to arrive at the cost differential between the core deposits (non-maturity deposits such as transaction, savings and money market accounts) and alternative funding sources. The core deposit intangible is amortized on an accelerated basis over an estimated ten-year life, and it is evaluated periodically for impairment. No impairment loss was recognized as of December 31, 2020. At December 31, 2020, the core deposit intangibles future estimated amortization expense is as follows:

(in thousands)	2021	2022	2023	2024	2025	Total
Core deposit intangible amortization	$93	$89	$86	$82	$77	$427

The Company applies a qualitative analysis of conditions in order to determine if it is more likely than not that the carrying value is impaired. In the event that the qualitative analysis suggests that the carrying value of goodwill may be impaired, the Company uses several quantitative valuation methodologies in evaluating goodwill for impairment that includes assumptions made concerning the future earnings potential of the organization, and a market-based approach that looks at values for organizations of comparable size, structure and business model. The current year's review of qualitative factors did not indicate that impairment has occurred, as such no quantitative analysis was performed at December 31, 2020.

Recently Issued Accounting Standards —

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

In January 2017, the FASB issued ASU 2017-04, Intangibles Goodwill and Other (Subtopic 350): Simplifying the Test for Goodwill Impairment. The provisions of the update eliminate the existing second step of the goodwill impairment test which provides for the allocation of reporting unit fair value among existing assets and liabilities, with the net leftover amount representing the implied fair value of goodwill. In replacement of the existing goodwill impairment rule, the update will provide that impairment should be recognized as the excess of any of the reporting unit’s goodwill over the fair value of the reporting unit. Under the provisions of this update, the amount of the impairment is limited to the carrying value of the reporting unit’s goodwill. For public business entities that are Securities and Exchange Commission filers, the amendments of the update became effective in fiscal years beginning after December 15, 2019. The Company adopted the standards update January 1, 2020 and evaluates goodwill in accordance with the provisions of the standard. Due to the economic impact that COVID-19 has had on the Company, management concluded that factors such as the decline in macroeconomic conditions have led to the occurrence of a triggering event and therefore an interim impairment test over goodwill was performed as of September 30, 2020. As part of this interim impairment assessment, in the event that the Company concluded that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. Based upon the results of our interim goodwill assessment, we have concluded that an impairment did not exist as of the time of the assessment.

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments that clarifies and improves areas of guidance related to recently issued standards on credit losses, hedging and recognition and measurement. The provisions of this ASU became effective and was adopted by the Company on January 1, 2020. This ASU did not have a material impact on our financial condition or results of operations.

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

NOTE 2 — CASH AND DUE FROM BANKS

Cash and due from banks includes balances with the Federal Reserve Bank and other correspondent banks. Prior to March 2020, the Fed Reserve Bank required the Company to maintain a minimum reserve balance based on a percentage of the Company’s deposit liabilities. Effective March 26, 2020, the Federal Reserve Bank reduced the reserve requirement ratios to zero percent, which eliminated the reserve requirements for all depository institutions. As of December 31, 2020 and 2019, the Company had balances of $153,856,000 and $82,296,000, respectively, which would have exceeded the reserve requirement if it was still in effect.

NOTE 3 — SECURITIES

Equity Securities

The Company held equity securities with fair values of $3,425,000 and $3,297,000 at December 31, 2020 and December 31, 2019, respectively. There were no sales of equity securities during the year ended December 31, 2020 or 2019. Consistent with ASU 2016-01, these securities are carried at fair value with the changes in fair value recognized in the consolidated statements of income. Accordingly, the Company recognized unrealized gains of $48,000 and $101,000 during the years ended December 31, 2020 and 2019, respectively.

Debt Securities

Debt securities have been classified in the financial statements as available for sale. The amortized cost and estimated fair values of debt securities as of December 31, 2020 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$22,802	$892	$(2)	$23,692
Collateralized mortgage obligations	1,250	18	(45)	1,223
Municipalities	115,706	9,896	0	125,602
SBA pools	5,027	6	(25)	5,008
Corporate debt	14,229	308	(185)	14,352
Asset backed securities	47,226	392	(331)	47,287
	$206,240	$11,512	$(588)	$217,164

The following tables detail the gross unrealized losses and fair values aggregated of debt securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2020.

(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$94	(1)	$251	$(1)	$345	$(2)
Collateralized mortgage obligations	0	0	565	(45)	565	(45)
Municipalities	0	0	0	0	0	0
SBA pools	0	0	3,847	(25)	3,847	(25)
Corporate debt	0	0	6,315	(185)	6,315	(185)
Asset backed securities	11,268	(58)	25,104	(273)	36,372	(331)
Total temporarily impaired securities	$11,362	$(59)	$36,082	$(529)	$47,444	$(588)

At December 31, 2020, fourteen asset-backed securities, seven Small Business Administration pools, three corporate debts, one U.S. agency, and one collateralized mortgage obligations make up the total debt securities in an unrealized loss position for greater than 12 months. At December 31, 2020, seven asset backed securities and three U.S. agencies make up the total debt securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and the volatility of the security’s fair value. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes and the Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities at December 31, 2020, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$12,249	12,441
Due after one year through five years	80,526	85,696
Due after five years through ten years	55,652	59,612
Due after ten years	57,813	59,415
	$206,240	$217,164

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

The Company recognized gross realized gains of $2,000 and $138,000 during 2020 and 2019, respectively, on certain available-for-sale securities that were called. There were no sales of securities during 2020 and 2019.

Securities carried at $147,795,000 and $123,381,000 at December 31, 2020 and 2019, respectively, were pledged to secure deposits of public funds.

NOTE 4 — LOANS

The Company’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of December 31, 2020, approximately 65% of the Company’s loans are commercial real estate loans which includes construction loans. Approximately 29% of the Company’s loans are for general commercial uses including professional, retail, and small business. Also included in the commercial and industrial loans in the table below are Paycheck Protection Program loans (as described below) totaling $210,822,000. Additionally, 3% of the Company’s loans are for residential real estate and other consumer loans. The remaining 3% are agriculture loans.

Loan totals were as follows:

(in thousands)	December 31, 2020	December 31, 2019
Commercial real estate:
Commercial real estate- construction	$32,459	$53,169
Commercial real estate- mortgages	540,556	475,146
Land	5,318	8,367
Farmland	82,998	70,320
Commercial and industrial	292,006	77,704
Consumer	636	1,274
Consumer residential	30,887	36,647
Agriculture	28,255	28,358
Total loans	1,013,115	750,985

Less:
Deferred loan fees and costs, net	(4,572)	(792)
Allowance for loan losses	(11,297)	(9,146)
Net loans	$997,246	$741,047

Paycheck Protection Program.  With the passage of the Paycheck Protection Program (“PPP”), administered by the SBA, the Company assisted its customers with applications for resources through the program. As of April 16, 2020, all $350 billion of the available funds under the First Draw of this program had been allocated. The Treasury Department later announced that an additional $310 billion would be available for second round of the First Draw PPP, which commenced on April 27, 2020 and closed on August 8, 2020.  As of December 31, 2020, the PPP remained closed and was not accepting applications, but resumed on January 11, 2021.  PPP loans have a two-year term if the loan was approved by the SBA prior to June 5, 2020, and loans approved after that date have a five-year term. All PPP loans earn a contractual interest rate of 1%.  The Company believes that the majority of PPP loans will ultimately be forgiven by the SBA in accordance with the terms of the program which resulted in loan pay-offs of approximately $33 million during the fourth quarter of 2020 and will continue into 2021. As of December 31, 2020, the Company has received approvals with the SBA for 1,671 PPP loans representing approximately $244,197,000 in funding, of which $33,375,000 was paid off by the SBA through PPP loan forgiveness, resulting in an outstanding balance of $210,822,000 at December 31, 2020. As a result of funding the PPP loans, the Company received fee income that is recorded to total interest income net of deferred loan costs, through amortization over the life of the loans.  It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government, and therefore, no allowance for credit losses has been allocated for PPP loans.  Should those circumstances change, the Company could be required to establish additional allowance for credit losses through additional provision for credit loss expense charged to earnings.

COVID-19 Related Loan Payment Deferrals. The COVID-19 Pandemic has negatively impacted the revenue streams of certain borrowers of the Company, and therefore, during the second of 2020 the Company elected to allow these clients to defer payments for a term up to six months. These deferrals were specifically related to the pandemic and the resulting economic hardships. As of December 31, 2020, the Company had no loans for which payments were deferred due to the financial impact of the pandemic, as normal payment schedules had resumed on the deferrals granted during the second quarter of 2020. After an evaluation of financial stability, no specific loan loss reserve allocation was required on any of these loans at the time of deferral. In accordance with regulatory and accounting guidance, these short-term modifications granted in response to the COVID-19 pandemic are not considered to be troubled debt restructurings.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2020, approximately 36% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

Year-end non-accrual loans, segregated by class of loans, were as follows:

(in thousands)	December 31, 2020	December 31, 2019
Commercial real estate:
Land	0	855
Consumer residential	0	248
Total non-accrual loans	$0	$1,103

Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income of approximately $62,000 in 2019.

The following table analyzes past due loans including the non-accrual loans in the above table, segregated by class of loans, as of December 31, 2020 (in thousands):

December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$32,459	$32,459	$0
Commercial R.E. - mortgages	362	0	0	362	540,194	540,556	0
Land	0	0	0	0	5,318	5,318	0
Farmland	0	0	0	0	82,998	82,998	0
Commercial and industrial	0	0	0	0	292,006	292,006	0
Consumer	0	0	0	0	636	636	0
Consumer residential	0	0	0	0	30,887	30,887	0
Agriculture	0	0	0	0	28,255	28,255	0
Total	$362	$0	$0	$362	$1,012,753	$1,013,115	$0

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

Impaired loans by class as of December 31, 2020 and 2019 are set forth in the following tables. No interest income was recognized on impaired loans subsequent to their classification as impaired during 2020 and 2019.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
December 31, 2020
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	0	0	0	0	0	724
Farmland	0	0	0	0	0	0
Commercial and Industrial	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	87
Agriculture	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$811

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
December 31, 2019
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	873	0	855	855	680	892
Farmland	0	0	0	0	0	0
Commercial and Industrial	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Consumer residential	312	248	0	248	0	113
Agriculture	0	0	0	0	0	0
Total	$1,185	$248	$855	$1,103	$680	$1,005

Troubled Debt Restructurings – In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

At December 31, 2020, there were no loans classified as troubled debt restructurings, as compared to one loan classified as a troubled debt restructuring totaling $855,000, as of December 31, 2019. This loan was on non-accrual status, there were no were no unfunded commitments, and we had allocated $680,000 of specific reserves for potential loan charge-offs as of December 31, 2019.

During the year ended December 31, 2019, the same loan described above was modified as a troubled debt restructuring totaling $906,000 at the time it was modified, as compared to no troubled debt restructurings during 2020. The modification of the terms of such loans typically includes one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date; or a temporary payment modification in which the payment amount allocated towards principal was reduced. In some cases, a permanent reduction of the accrued interest on the loan is conceded. The troubled debt restructuring during 2019 did not modify the principal balance, did not increase the allowance for loan losses and there were no charge offs as a result of the loan modification.

There were no loans modified as troubled debt restructurings within the previous twelve months and for which there was a payment default during the twelve months ended December 31, 2020 and 2019. A loan is considered to be in payment default once it is ninety days contractually past due under the modified terms.

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

As of December 31, 2020 and 2019, there are no loans that are classified with a risk grade of 7-Doubtful Loan or 8- Loss.

The following table presents weighted average risk grades of our loan portfolio.

	December 31, 2020	December 31, 2019
	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.16	3.00
Commercial real estate - mortgages	3.11	3.02
Land	3.94	3.72
Farmland	3.06	3.04
Commercial and industrial	3.02	3.05
Consumer	1.74	2.29
Consumer residential	3.00	3.02
Agriculture	3.05	3.17
Total gross loans	3.08	3.03

The following table presents risk grade totals by class of loans as of December 31, 2020 and 2019. Risk grades 1 through 4(W) have been aggregated in the “Pass” line.

(in thousands)	Commercial R.E. Construction	Commercial R.E. Mortgages	Land	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

December 31, 2020
Pass	$32,459	$531,507	$4,469	$81,972	$290,504	$613	$30,849	$28,007	$1,000,380
Special mention	-	9,049	849	-	-	-	-	-	9,898
Substandard	-	-	-	1,026	1,502	23	38	248	2,837
Total loans	$32,459	$540,556	$5,318	$82,998	$292,006	$636	$30,887	$28,255	$1,013,115

December 31, 2019
Pass	$53,169	$471,594	$7,512	$69,002	$74,960	$1,249	$36,470	$26,512	$740,468
Special mention	-	3,552	-	1,207	550	-	-	1,846	7,155
Substandard	-	-	855	111	2,194	25	177	-	3,362
Total loans	$53,169	$475,146	$8,367	$70,320	$77,704	$1,274	$36,647	$28,358	$750,985

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

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2020 and 2019. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses
For the Years Ended December 31, 2020 and 2019

(in thousands)
Year Ended December 31, 2020	Commercial Real Estate	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total
Beginning balance	$7,250	$1,002	$38	$331	$525	$9,146
Charge-offs	0	0	(29)	(2)	0	(31)
Recoveries	6	0	10	1	0	17
Provision for (reversal of) loan losses	2,054	77	3	(5)	36	2,165
Ending balance	$9,310	$1,079	$22	$325	$561	$11,297

Year Ended December 31, 2019
Beginning balance	$6,584	$1,065	$39	$304	$693	$8,685
Charge-offs	0	0	(28)	(64)	0	(92)
Recoveries	0	0	6	2	0	8
Provision for (reversal of) loan losses	666	(63)	21	89	(168)	545
Ending balance	$7,250	$1,002	$38	$331	$525	$9,146

The following table details the allowance for loan losses and ending gross loan balances as of December 31, 2020 and 2019, summarized by collective and individual evaluation methods of impairment.

(in thousands)
December 31, 2020	Commercial Real Estate	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total
Allowance for loan losses for loans:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	9,310	1,079	22	325	561	11,297
	$9,310	$1,079	$22	$325	$561	$11,297

Ending gross loan balances:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	661,331	292,006	636	30,887	28,255	1,013,115
	$661,331	$292,006	$636	$30,887	$28,255	$1,013,115

December 31, 2019
Allowance for loan losses for loans:
Individually evaluated for impairment	$680	$0	$0	$0	$0	$680
Collectively evaluated for impairment	6,570	1,002	38	331	525	8,466
	$7,250	$1,002	$38	$331	$525	$9,146

Ending gross loan balances:
Individually evaluated for impairment	$855	$0	$0	$248	$0	$1,103
Collectively evaluated for impairment	606,147	77,704	1,274	36,399	28,358	749,882
	$607,002	$77,704	$1,274	$36,647	$28,358	$750,985

Changes in the allowance for undisbursed loan commitments were as follows:

(in thousands)	YEARS ENDED DECEMBER 31,
	2020	2019
Balance, beginning of year	$427	$396
Provision (reversed) charged to operations for off balance sheet	(48)	31
Balance, end of year	$379	$427

The method for calculating the reserve for undisbursed loan commitments is based on a reserve percentage which is less than other outstanding loan types because they are at a lower risk level.  This reserve percentage, based on many factors including historical losses and existing economic conditions, is evaluated by management periodically and is applied to the total undisbursed loan commitment balance to calculate the reserve for undisbursed loan commitments. Reserves for undisbursed loan commitments are recorded in interest payable and other liabilities on the consolidated balance sheets.

At December 31, 2020 and 2019, loans carried at $1,013,115,000 and $750,985,000, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 5 — PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows:

(in thousands)	DECEMBER 31,
	2020	2019
Land	$5,195	$5,195
Building	10,601	10,013
Leasehold improvements	5,190	5,064
Furniture, fixtures, and equipment	9,007	8,707
Branch construction work-in-process	518	928
	30,511	29,907

Less accumulated depreciation	(14,741)	(14,678)
	$15,770	$15,229

Depreciation expense was $1,199,000 and $1,091,000 for the years ended December 31, 2020 and 2019, respectively.

NOTE 6 — INTEREST RECEIVABLE AND OTHER ASSETS

Interest receivable and other assets are summarized as follows:

(in thousands)	DECEMBER 31,
	2020	2019
Net deferred tax asset	$1,363	$3,107
Restricted equity securities	4,757	4,761
Interest income receivable on loans	4,308	2,089
Interest income receivable on investments	1,381	1,368
Investments in limited partnerships	4,688	5,120
Lease right of use asset	4,585	4,312
Prepaid expenses and other	1,070	1,305
	$22,152	$22,062

NOTE 7 — DEPOSITS

Deposit totals were as follows:

	DECEMBER 31,
(in thousands)	2020	2019

Demand	$907,913	$664,687
Money market	301,506	233,526
Savings	120,552	82,789
Time deposits $250,000 and under	21,704	20,785
Time deposits over $250,000	16,134	18,142
Total deposits	$1,367,809	$1,019,929

Time deposits issued and their remaining maturities at December 31, 2020, are as follows (in thousands):

Year ending December 31,
2021	$27,255
2022	5,665
2023	3,997
2024	122
2025	798
$37,838

NOTE 8 — FHLB ADVANCES

At December 31, 2020, the Company had no outstanding advances from the Federal Home Loan Bank (“FHLB”). Unused and available advances totaled $317,630,000 at December 31, 2020.  Loans carried at $1,013,115,000 as of December 31, 2020, were pledged as collateral on advances from the Federal Home Loan Bank.

At December 31, 2019, the Company had no outstanding advances from the Federal Home Loan Bank (“FHLB”). Unused and available advances totaled $275,191,000 at December 31, 2019. Loans carried at $750,985,000 as of December 31, 2019, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 9 — INTEREST ON DEPOSITS

Interest on deposits was comprised of the following:

	YEARS ENDED DECEMBER 31,
(in thousands)	2020	2019

Savings and other deposits	$978	$1,427
Time deposits over $250,000	85	81
Time deposits $250,000 and under	56	60
	$1,119	$1,568

NOTE 10 — INCOME TAXES

The provision for income taxes consists of the following:

(in thousands)	2020	2019
Current
Federal	$2,526	$2,675
State	2,009	1,754
	4,535	4,429
Deferred
Federal	(255)	(109)
State	(224)	(120)
	(479)	(229)

	$4,056	$4,200

The components of the Company’s deferred tax assets and liabilities (included in accrued interest and other assets on the consolidated balance sheets), is shown below:

(in thousands)	DECEMBER 31,
	2020	2019
Deferred tax assets:
Allowance for loan losses	$3,340	$2,705
Restricted stock expense	111	105
Accrued vacation	155	100
Accrued salary continuation liability	1,328	1,176
Deferred compensation	77	75
Core deposit intangible	77	69
Merger Costs	79	87
Reserve for undisbursed commitments	112	149
OREO expenses	173	173
State income tax	422	386
Holding company organization fees	7	10
	5,881	5,035
Deferred tax liabilities:
Prepaid expenses	(73)	(87)
FHLB dividends	(144)	(144)
Accumulated depreciation	(118)	(12)
Accrued bonus	0	(2)
Deferred loan costs	(595)	(378)
Goodwill Amortization	(326)	(261)
Limited partner investment in small business equity fund	(33)	(38)
Unrealized gain on securities available for sale	(3,229)	(1,006)
	(4,518)	(1,928)

Net deferred income tax asset	$1,363	$3,107

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

The Company had no liabilities for unrecognized tax benefits as of December 31, 2020 and 2019.

The effective tax rate for 2020 and 2019 differs from the current Federal statutory income tax rate as follows:

	YEARS ENDED DECEMBER 31,
	2020	2019

Federal statutory income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	8.6%	8.6%
Tax exempt interest on municipal securities and loans	-4.1%	-3.2%
Other	-2.6%	-1.2%
Effective tax rate	22.9%	25.2%

Oak Valley Bancorp files a consolidated return in the U.S. Federal tax jurisdiction and a combined report in the State of California tax jurisdiction.  None of the entities are subject to examination by taxing authorities for years before 2017 for U.S. Federal or for years before 2016 for California.

NOTE 11 — STOCK OPTION PLAN

The Company currently has two equity based incentive plans, the Oak Valley Bancorp 2008 Stock Plan and the Oak Valley Bancorp 2018 Stock Plan. The 2018 Stock Plan provides for awards in the form of incentive stocks, non-statutory stock options, stock appreciation rights and restrictive stocks. Under the 2018 Plan, the Company is authorized to issue 607,500 shares of its common stock to key employees and directors as incentive and non-qualified stock options, respectively, at a price equal to the fair value on the date of grant. The Plan provides that the options are exercisable in equal increments over a five-year period from the date of grant or over any other schedule approved by the Board of Directors. All incentive stock options expire no later than ten years from the date of grant. Future grants are not permitted under the 2008 Stock Plan and will all be issued from the 2018 Stock Plan until it expires. As of December 31, 2020, 558,299 shares were available to be issued under the 2018 Stock Plan pursuant to new grants.

A summary of the status of the Company’s equity based incentive plans and changes during the years end December 31, 2020 and 2019 are presented below.

	DECEMBER 31, 2020		DECEMBER 31, 2019
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	0	$0.00	1,000	$5.74
Granted	0	$0.00	0	$0.00
Exercised	0	$0.00	(1,000)	$5.74
Forfeited	0	$0.00	0	$0.00
Outstanding at end of year	0	$0.00	0	$0.00

(dollars in thousands)	December 31,
	2020	2019
Weighted-average fair value of options granted during the year	N/A	N/A

Intrinsic value of options exercised	N/A	$12

Options outstanding and exercisable at year end:	0	0
Weighted average exercise price	N/A	N/A
Intrinsic value	N/A	N/A
Weighted average remaining contractual life	N/A	N/A

For the years ended December 31, 2020 and 2019, there was no recorded income tax benefits related to disqualifying dispositions of stock option exercises. All outstanding stock options became fully vested during 2014 and therefore there is no remaining unrecognized stock option compensation expense.

A summary of the status of the Company’s restricted stock and changes during the years ended December 31, 2020 and 2019 are presented below.

	DECEMBER 31, 2020		DECEMBER 31, 2019
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	101,555	$19.75	107,600	$20.09
Granted	17,756	$16.08	26,095	$17.59
Vested	(27,083)	$19.53	(27,640)	$18.97
Cancelled	(2,400)	$19.19	(4,500)	$20.11
Unvested at end of year	89,828	$19.32	101,555	$19.75

The Company granted 17,756 shares of restricted stock in 2020 with a weighted average fair value of $16.08 per share. For the year ended December 31, 2020, total compensation expense recorded in the consolidated statements of income related to restricted stock awards was $549,000, with an offsetting tax benefit of $162,000, as this expense is deductible for income tax purposes. The Company recorded an additional tax expense of $31,000 to income tax expense to adjust for the full tax deduction of the vested restricted stock, which is equal to the fair value on the vesting date, as the tax benefit from the restricted stock expense is based on the grant date fair value. As of December 31, 2020, there was $1,324,000 of total unrecognized compensation cost related to restricted stock awards which is expected to be recognized over a weighted-average period of 2.78 years. During 2020, shares of restricted stock awards totaling 27,083 with a fair value of $423,000, based on the vested date of each award, were vested and became unrestricted.

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

NOTE 12 — EARNINGS PER SHARE

EPS are based upon the weighted average number of common shares outstanding during each year. The following table shows: (1) weighted average basic shares, (2) effect of dilutive securities related to stock options and non-vested restricted stock, and (3) weighted average diluted shares. Basic EPS are calculated by dividing net income by the weighted average number of common shares outstanding during each period, excluding dilutive stock options and unvested restricted stock awards. Diluted EPS are calculated using the weighted average diluted shares. The total dilutive shares included in annual diluted EPS is a year-to-date weighted average of the total dilutive shares included in each quarterly diluted EPS computation under the treasury stock method. We have two forms of outstanding common stock: common stock and unvested restricted stock awards. Holders of restricted stock awards receive non-forfeitable dividends at the same rate as common stockholders and they both share equally in undistributed earnings. Therefore, under the two-class method the difference in EPS is not significant for these participating securities.

The Company’s calculation of EPS including basic EPS, which does not consider the effect of common stock equivalents and diluted EPS, which considers all dilutive common stock equivalents is as follows:

	YEAR ENDED DECEMBER 31, 2020
		Weighted Avg
(dollars in thousands)	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$13,687	8,123,386	$1.68

Effect of dilutive securities:
Non-vested restricted stock	—	15,142
Total dilutive shares		15,142

Diluted EPS:
Net income per diluted share	$13,687	8,138,528	$1.68

	YEAR ENDED DECEMBER 31, 2019
		Weighted Avg
(dollars in thousands)	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$12,489	8,102,442	$1.54

Effect of dilutive securities:
Stock options	—	54
Non-vested restricted stock	—	14,131
Total dilutive shares		14,185

Diluted EPS:
Net income per diluted share	$12,489	8,116,627	$1.54

NOTE 13 — COMMITMENTS AND CONTINGENCIES

The Company is obligated for rental payments under certain operating lease agreements, some of which contain renewal options and escalation clauses that provide for increased rentals. Total rental expense for the years ended December 31, 2020 and 2019, was $1,135,000 and $1,096,000, respectively.

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

At December 31, 2020, the future minimum commitments under these operating leases are as follows (in thousands):

Year ending December 31,
2021	$1,199
2022	1,217
2023	930
2024	793
2025	481
Thereafter	1,736
$6,356

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

Financial instruments at December 31, 2020 whose contract amounts represent credit risk:

Contract
(in thousands)	Amount

Undisbursed loan commitments	$126,632
Checking reserve	1,455
Equity lines	14,736
Standby letters of credit	2,895
$145,718

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

NOTE 14 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of December 31, 2020 and 2019. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between levels during the years ended December 31, 2020 and 2019.

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

Loans receivable — The fair value of the loan portfolio is estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The Company’s fair value model takes into account many inputs including loan discounts due to credit risk, current market rates on new loans, the U.S. treasury yield curve, LIBOR yield curve, rate floors, rate ceilings, remaining maturity, and average life based on specific loan type. ASU 2016-01 requires the use of an exit price rather than an entrance price to determine the fair value of loans not measured at fair value on a non-recurring basis. Loans are considered to be a level 3 valuation.

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

The estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2020 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$226,656	$226,656	1
Restricted equity securities	4,757	4,757	2
Loans, net	997,246	1,006,335	3
Interest receivable	5,689	5,689	2

Financial liabilities:
Deposits	(1,367,809)	(1,367,874)	3
Interest payable	(20)	(20)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,457)	3

The estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2019 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$147,594	$147,594	1
Restricted equity securities	4,761	4,761	2
Loans, net	741,047	742,484	3
Interest receivable	3,457	3,457	2

Financial liabilities:
Deposits	(1,019,929)	(1,019,654)	3
Interest payable	(50)	(50)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,647)	3

The following table presents the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the consolidated balance sheets at each respective period end, by level within the fair value hierarchy as of December 31, 2020 and 2019.

	Fair Value Measurements at December 31, 2020 Using
(in thousands)	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$23,692	$0	$23,692	$0
Collateralized mortgage obligations	1,223	0	1,223	0
Municipalities	125,602	0	125,602	0
SBA pools	5,008	0	5,008	0
Corporate debt	14,352	0	14,352	0
Asset backed securities	47,287	0	47,287	0

Equity Securities:
Mutual fund	$3,425	$3,425	$0	$0

Assets and liabilities measured on a non-recurring basis:	N/A

	Fair Value Measurements at December 31, 2019 Using
(in thousands)	December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$31,729	$0	$31,729	$0
Collateralized mortgage obligations	1,614	0	1,614	0
Municipalities	90,571	0	90,571	0
SBA pools	6,395	0	6,395	0
Corporate debt	18,968	0	18,968	0
Asset backed securities	40,811	0	40,811	0

Equity Securities:
Mutual fund	$3,297	$3,297	$0	$0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Land	$175	$0	$0	$175
Consumer residential	248	0	0	248

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

There have been no significant changes in the valuation techniques during the year ended December 31, 2020.

NOTE 15 — RELATED PARTY TRANSACTIONS

The Company, in the normal course of business, makes loans and receives deposits from its directors, officers, principal shareholders, and their associates. In management’s opinion, these transactions are on substantially the same terms as comparable transactions with other customers of the Company. Loans to directors, officers, shareholders, and affiliates are summarized below:

	YEARS ENDED DECEMBER 31,
(in thousands)	2020	2019

Aggregate amount outstanding, beginning of year	$5,734	$5,895
New loans or advances during year	12,152	1,096
Repayments during year	(11,943)	(1,257)
Loans outstanding to retired director removed from related party status	(400)	0
Aggregate amount outstanding, end of year	$5,543	$5,734

Related party deposits totaled $15,914,000 and $10,900,000 at December 31, 2020 and 2019, respectively.

From time to time, some of the Company’s Directors, directly or through affiliates, may perform services for the Bank. These activities are performed in the ordinary course of the Bank’s business and are subject to strict compliance with the policies outlined below. In 2020, the Company made payments totaling $924,000 to Crown Painting and Design Studio 120, companies affiliated with a Director’s daughter, for renovation and design work performed in connection with various projects and maintenance on the Bank’s branches. In 2019, the Company made payments totaling $275,000 to these same related party companies for similar services. Except for such payments, no other material services or activities were performed for purposes of Item 404(a) of Regulation S-K under the Exchange Act.

NOTE 16 — PROFIT SHARING PLAN

The profit sharing plan to which both the Company and eligible employees contribute was established in 1995. To be eligible, employees must complete 1,000 hours of service within a one-year period and be 21 years of age or older. Bank contributions are voluntary and at the discretion of the Board of Directors. Contributions were approximately $737,000 and $665,000 for the years ended December 31, 2020 and 2019, respectively.

NOTE 17 — RESTRICTIONS ON DIVIDENDS

Under current California State banking laws, the Bank may not pay cash dividends in an amount that exceeds the lesser of retained earnings of the Bank or the Bank’s net earnings for its last three fiscal years (less the amount of any distributions to shareholders made during that period). If the above requirements are not met, cash dividends may only be paid with the prior approval of the Commissioner of the Department of Financial Protection and Innovation, in an amount not exceeding the Bank’s net earnings for its last fiscal year or the amount of its net earnings for its current fiscal year. Accordingly, the future payment of cash dividends will depend on the Bank’s earnings and its ability to meet its capital requirements.

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

Future compensation under both types of arrangements is earned for services rendered through retirement. The Company accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the arrangements. The Company’s current benefit liability is determined based on vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which average approximately ten years. At December 31, 2020 and 2019, $4,491,000 and $3,978,000, respectively, has been accrued to date, and is included in other liabilities on the consolidated balance sheets.

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

The combined cash surrender value of all Bank-owned life insurance policies was $25,325,000 and $24,631,000 at December 31, 2020 and 2019, respectively.

NOTE 19 — REGULATORY MATTERS

The Company is regulated by the FRB and is subject to the securities registration and public reporting regulations of the Securities and Exchange Commission. As a California state-chartered bank, the Company’s banking subsidiary is subject to primary supervision, examination and regulation by the California Department of Financial Protection and Innovation (DFPI) and the Federal Reserve Board. The Federal Reserve Board is the primary federal regulator of state member banks. The Bank is also subject to regulation by the FDIC, which insures the Bank’s deposits as permitted by law. Management is not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on the Company’s or Bank’s liquidity, capital resources, or operations.

The U.S. Basel III rules contain capital standards regarding the composition of capital, minimum capital ratios and counter-party credit risk capital requirements. The Basel III rules also include a definition of common equity Tier 1 capital and require that certain levels of such common equity Tier 1 capital be maintained. The rules also include a capital conservation buffer, which imposes a common equity requirement above the new minimum that can be depleted under stress and could result in restrictions on capital distributions and discretionary bonuses under certain circumstances, as well as a new standardized approach for calculating risk-weighted assets. Under the Basel III rules, we must maintain a ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, a ratio of Tier 1 capital to risk-weighted assets of at least 6%, a ratio of total capital to risk-weighted assets of at least 8% and a minimum Tier 1 leverage ratio of 4.0%. In addition to the preceding requirements, all financial institutions subject to the Rules, including both the Company and the Bank, are required to establish a "conservation buffer," consisting of common equity Tier 1 capital, which is at least 2.5% above each of the preceding common equity Tier 1 capital ratio, the Tier 1 risk-based ratio and the total risk-based ratio. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. The conservation buffer became fully effective on January 1, 2019.

On September 17, 2019, the FDIC finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (CBLR) framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework. In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of greater than 9.0%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. The CBLR framework was first available for banks to use in their March 31, 2020 Call Report. The Company has performed a analysis of the changes to capital adequacy and reporting requirements within the quarterly Call Report, and has determined that it will not opt into the CBLR framework.

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

The Company and Bank’s actual capital amounts and ratios at December 31, 2020 and 2019, are presented in the following table.

(in thousands)			Regulatory
	Actual		Minimum (1)
Capital ratios for Bank:	Amount	Ratio	Amount	Ratio

As of December 31, 2020
Total capital (to Risk- Weighted Assets)	$129,654	13.1%	$103,632	>10.5%
Tier I capital (to Risk- Weighted Assets)	$117,978	12.0%	$83,893	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$117,978	12.0%	$69,088	>7.0%
Tier I capital (to Average Assets)	$117,978	8.0%	$59,306	>4.0%

As of December 31, 2019
Total capital (to Risk- Weighted Assets)	$115,713	12.3%	$98,423	>10.5%
Tier I capital (to Risk- Weighted Assets)	$106,140	11.3%	$79,676	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$106,140	11.3%	$65,615	>7.0%
Tier I capital (to Average Assets)	$106,140	9.5%	$44,948	>4.0%

Capital ratios for the Company:

As of December 31, 2020
Total capital (to Risk- Weighted Assets)	$129,936	13.2%	$103,637	>10.5%
Tier I capital (to Risk- Weighted Assets)	$118,260	12.0%	$83,896	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$118,260	12.0%	$69,091	>7.0%
Tier I capital (to Average Assets)	$118,260	8.0%	$59,309	>4.0%

As of December 31, 2019
Total capital (to Risk- Weighted Assets)	$115,910	12.4%	$98,428	>10.5%
Tier I capital (to Risk- Weighted Assets)	$106,337	11.3%	$79,680	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$106,337	11.3%	$65,619	>7.0%
Tier I capital (to Average Assets)	$106,337	9.5%	$44,951	>4.0%

(1)	The adequately capitalized thresholds in the table above are reflected on a fully phased-in basis, which occurred in January 2019.

OAK VALLEY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – RISKS AND UNCERTAINTIES

The coronavirus (“COVID-19”) pandemic and the Federal Reserve's response to the economic challenges during 2020 has resulted in an uncertain and rapidly evolving economy. In response to the pandemic, approximately 27% of our administrative staff and none of our branch staff were working remotely as of December 31, 2020, as a majority of employees working from home have returned to the office. To date, we have been able to fully support our remote workforce and these remote work arrangements have not adversely impacted our ability to serve our clients.

The most significant impact of COVID-19 on our business has been to the quality of our loan portfolio and to net interest income as short-term interest rates have sharply declined. The Company has increased the qualitative factors used in the determination of the adequacy of the allowance for loan and lease loss in anticipation of the impact that COVID-19 will have on clients and their ability to fulfill their obligations. There is no certainty that the provisions made during 2020 will be sufficient to absorb the losses that stem from the impact of COVID-19 on the Company’s clients. As the longer-term effects on clients from the COVID-19 pandemic become more apparent, it may be necessary to charge-off some or all of the balance on certain loans and make further provisions to increase the allowance for loan and lease losses. These potential additional provisions for loan and lease losses will have a direct impact upon capital, including the potential need to reevaluate a valuation allowance on our deferred tax asset. At this time, the Company does not expect that there would be any material impairment to the valuation of other long-lived assets, right of use assets, or our investment securities.

Increased demand for liquidity by clients is another impact that could occur should the COVID-19 effects be prolonged. As of December 31, 2020, the Company and the Bank's on-balance sheet liquidity was very strong and combined with contingent liquidity resources, management believes that the Bank has sufficient resources to meet the liquidity needs of its clients. In response to COVID-19, the Federal Reserve has made other provisions that could assist the Bank in satisfying its liquidity needs, such as reducing the reserve requirement to zero, expanding access to the discount window through collateral pledging and extension of term borrowings.

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

NOTE 21. PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

(dollars in thousands)
	December 31,	December 31,
ASSETS	2020	2019

Cash	$250	$149
Investment in bank subsidiary	129,412	112,373
Other assets	43	48

Total assets	$129,705	$112,570

LIABILITIES AND SHAREHOLDERS’ EQUITY

Other liabilities	$11	$-

Total liabilities	$11	$-

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,218,873 and 8,210,147 shares issued and outstanding at December 31, 2020 and 2019, respectively	25,435	25,435
Additional paid-in capital	4,216	3,777
Retained earnings	92,349	80,961
Accumulated other comprehensive income, net of tax	7,694	2,397

Total shareholders’ equity	129,694	112,570

Total liabilities and shareholders' equity	$129,705	$112,570

OAK VALLEY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21. PARENT ONLY CONDENSED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF INCOME

(dollars in thousands)	Year Ended December 31,
	2020	2019
INCOME
Dividends declared by subsidiary	$2,549	$2,214
Total income	2,549	2,214

EXPENSES
Salary expense	116	113
Employee benefit expense	549	549
Legal expense	40	53
Other operating expenses	108	102
Total expenses	813	817

Income before equity in undistributed income of subsidiary	1,736	1,397

Equity in undistributed net income of subsidiary	11,742	10,863
Income before income tax benefit	13,478	12,260

Income tax benefit	209	229

Net income	$13,687	$12,489

OAK VALLEY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21. PARENT ONLY CONDENSED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF CASHFLOWS

	YEAR ENDED DECEMBER 31,
(dollars in thousands)	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,687	$12,489
Adjustments to reconcile net income to net cash from operating activities:
Undistributed net income of subsidiary	(11,742)	(10,863)
Stock based compensation	549	549
Increase (decrease) in other liabilities	11	(28)
Decrease in other assets	5	59
Net cash from operating activities	2,510	2,206

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(2,299)	(2,214)
Proceeds from sale of common stock and exercise of stock options	0	6
Tax withholding payments on vested restricted shares surrendered	(110)	(130)
Net cash used in financing activities	(2,409)	(2,338)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	101	(132)

CASH AND CASH EQUIVALENTS, beginning of period	149	281

CASH AND CASH EQUIVALENTS, end of period	$250	$149

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$4,338	$3,870