Form 10-Q
period 2021-03-31
Oak Valley Bancorp
filed 2021-05-13
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,234,739 shares of common stock outstanding as of May 5, 2021.

Oak Valley Bancorp

March 31, 2021

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share amounts)	March 31,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$303,665	$193,571
Federal funds sold	63,095	33,085
Cash and cash equivalents	366,760	226,656

Securities - available for sale	215,480	217,164
Securities - equity investments	3,397	3,425
Loans, net of allowance for loan losses of $11,312 and $11,297 at March 31, 2021 and December 31, 2020, respectively	1,011,423	997,246
Cash surrender value of life insurance	25,489	25,325
Bank premises and equipment, net	15,744	15,770
Goodwill and other intangible assets, net	3,717	3,740
Interest receivable and other assets	23,384	22,152

	$1,665,394	$1,511,478

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$1,517,785	$1,367,809
Interest payable and other liabilities	15,667	13,975
Total liabilities	1,533,452	1,381,784

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,235,939 and 8,218,873 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	25,435	25,435
Additional paid-in capital	4,279	4,216
Retained earnings	95,514	92,349
Accumulated other comprehensive income, net of tax	6,714	7,694
Total shareholders’ equity	131,942	129,694

	$1,665,394	$1,511,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)	THREE MONTHS ENDED MARCH 31,
	2021	2020
INTEREST INCOME
Interest and fees on loans	$11,184	$8,791
Interest on securities	1,238	1,359
Interest on federal funds sold	6	42
Interest on deposits with banks	49	367
Total interest income	12,477	10,559

INTEREST EXPENSE
Deposits	235	331
Total interest expense	235	331

Net interest income	12,242	10,228
Provision for loan losses	0	450

Net interest income after provision for loan losses	12,242	9,778

NON-INTEREST INCOME
Service charges on deposits	295	387
Debit card transaction fee income	381	295
Earnings on cash surrender value of life insurance	164	174
Mortgage commissions	31	45
Other	305	383
Total non-interest income	1,176	1,284

NON-INTEREST EXPENSE
Salaries and employee benefits	4,742	4,601
Occupancy expenses	966	868
Data processing fees	494	494
Regulatory assessments (FDIC & DFPI)	117	30
Other operating expenses	1,401	1,456
Total non-interest expense	7,720	7,449

Net income before provision for income taxes	5,698	3,613

Total provision for income taxes	1,341	904
Net Income	$4,357	$2,709

Net income per share	$0.54	$0.33

Net income per diluted share	$0.53	$0.33

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
(dollars in thousands)	2021	2020

Net income	$4,357	$2,709
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding (losses)/gains arising during the period	(1,392)	278
Less: reclassification for net gains included in net income	0	0
Other comprehensive (loss)/income, before tax	(1,392)	278
Tax benefit/(expense) related to items of other comprehensive income	412	(81)
Total other comprehensive (loss)/income	(980)	197
Comprehensive income	$3,377	$2,907

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	THREE MONTHS ENDED MARCH 31, 2021 AND 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2020	8,210,147	$25,435	$3,777	$80,961	$2,397	$112,570
Restricted stock issued	14,006					-
Restricted stock forfeited	(1,500)					-
Restricted stock surrendered for tax withholding	(5,939)		(100)			(100)
Cash dividends declared $0.140 per share of common stock				(1,149)		(1,149)
Stock based compensation			160			160
Other comprehensive income					197	197
Net income				2,709		2,709
Balances, March 31, 2020	8,216,714	$25,435	$3,837	$82,521	$2,594	$114,387

Balances, January 1, 2021	8,218,873	$25,435	$4,216	$92,349	$7,694	$129,694
Restricted stock issued	22,207					-
Restricted stock surrendered for tax withholding	(5,141)		(84)			(84)
Cash dividends declared $0.145 per share of common stock				(1,192)		(1,192)
Stock based compensation			147			147
Other comprehensive loss					(980)	(980)
Net income				4,357		4,357
Balances, March 31, 2021	8,235,939	$25,435	$4,279	$95,514	$6,714	$131,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
(dollars in thousands)	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,357	$2,709
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	0	450
Increase in deferred fees/costs, net	1,469	6
Depreciation	334	265
Amortization of investment securities, net	91	134
Stock based compensation	147	160
Earnings on cash surrender value of life insurance	(164)	(174)
Increase in interest payable and other liabilities	1,839	278
Decrease (increase) in interest receivable	608	(259)
(Increase) decrease in other assets	(1,405)	487
Net cash from operating activities	7,276	4,056

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(5,792)	(67,627)
Purchases of equity securities	(16)	(21)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	6,037	12,651
Investment in LIHTC	(147)	(241)
Net increase in loans	(15,646)	(9,135)
Purchases of premises and equipment	(308)	(210)
Net cash used in investing activities	(15,872)	(64,583)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(1,192)	(1,149)
Net increase in demand deposits and savings accounts	149,169	8,757
Net increase (decrease) in time deposits	807	(1,761)
Tax withholding payments on vested restricted shares surrendered	(84)	(100)
Net cash from financing activities	148,700	5,747

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	140,104	(54,780)

CASH AND CASH EQUIVALENTS, beginning of period	226,656	147,594

CASH AND CASH EQUIVALENTS, end of period	$366,760	$92,814

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$236	$317

NON-CASH INVESTING ACTIVITIES:
Change in unrealized gain on securities	$(1,392)	$278
Lease right-of-use assets	$1,030	$(241)

NON-CASH FINANCING ACTIVITIES:
Present value of lease obligations	$(1,015)	$(255)

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

The consolidated financial statements include the accounts of the parent company and its wholly-owned bank subsidiary. Unless otherwise stated, the “Company” refers to the consolidated entity, Oak Valley Bancorp, while the “Bank” refers to Oak Valley Community Bank. All material intercompany transactions have been eliminated. The interim consolidated financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2021 are not necessarily indicative of the results of a full year’s operations. Certain prior year amounts have been reclassified to conform to the current year presentation. There was no effect on net income or shareholders’ equity as previously reported as a result of reclassifications. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2020.

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

NOTE 3 – SECURITIES

Equity Securities

The Company held equity securities with fair values of $3,397,000 and $3,425,000 as of March 31, 2021 and December 31, 2020, respectively. There were no sales of equity securities during the three-month periods ended March 31, 2021 and 2020. Consistent with ASU 2016-01, these securities are carried at fair value with the changes in fair value recognized in the condensed consolidated statements of income. Accordingly, the Company recognized a loss of $45,000 during the three months ended March 31, 2021, as compared to a gain of $52,000 during the same period of 2020.

Debt Securities

Debt securities have been classified in the financial statements as available for sale. The amortized cost and estimated fair values of debt securities as of March 31, 2021 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	20,983	757	(1)	$21,739
Collateralized mortgage obligations	1,179	18	(30)	1,167
Municipalities	118,784	8,244	(153)	126,875
SBA pools	4,738	7	(20)	4,725
Corporate debt	13,729	312	(33)	14,008
Asset backed securities	46,536	555	(125)	46,966
	$205,949	$9,893	$(362)	$215,480

The following tables detail the gross unrealized losses and fair values of debt securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2021.

(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$35	0	57	(1)	$92	$(1)
Collateralized mortgage obligations	0	0	557	(30)	557	(30)
Municipalities	2,414	(153)	0	0	2,414	(153)
SBA pools	0	0	3,606	(20)	3,606	(20)
Corporate debt	0	0	2,467	(33)	2,467	(33)
Asset backed securities	8,348	(34)	9,980	(91)	18,328	(125)
Total temporarily impaired securities	$10,797	$(187)	$16,667	$(175)	$27,464	$(362)

As of March 31, 2021, one corporate debts, two U.S. agencies, seven Small Business Administration (“SBA”) pools, one collateralized mortgage obligation and six asset backed securities make up the total debt securities in an unrealized loss position for greater than 12 months. As of March 31, 2021, five asset backed securities, one U.S. agency and two municipalities make up the total debt securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and the volatility of the security’s fair value. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to asset backed securities that are backed by federal government guaranteed student loans that are repaying slower than expected due to legislation that allows borrowers to extend payment schedules based on their income level. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities as of March 31, 2021, segregated by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$10,227	10,428
Due after one year through five years	81,228	85,948
Due after five years through ten years	60,016	63,125
Due after ten years	54,478	55,979
	$205,949	$215,480

The amortized cost and estimated fair values of debt securities as of December 31, 2020 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$22,802	$892	$(2)	$23,692
Collateralized mortgage obligations	1,250	18	(45)	1,223
Municipalities	115,706	9,896	0	125,602
SBA pools	5,027	6	(25)	5,008
Corporate debt	14,229	308	(185)	14,352
Asset backed securities	47,226	392	(331)	47,287
	$206,240	$11,512	$(588)	$217,164

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

The Company recognized no gains or losses on called securities during the three-month periods ended March 31, 2021 and 2020. There were no sales of available-for-sale securities during the three-months ended March 31, 2021 and 2020.

Debt securities carried at $164,045,000 and $147,795,000 as of March 31, 2021 and December 31, 2020, respectively, were pledged to secure deposits of public funds.

NOTE 4 – LOANS

The Company’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of March 31, 2021, approximately 64% of the Company’s loans are commercial real estate loans which include construction loans. Approximately 31% of the Company’s loans are for general commercial uses including professional, retail, and small business. Also included in the commercial and industrial loans in the table below are Paycheck Protection Program loans (as described below) totaling $234,944,000. Additionally, 3% of the Company’s loans are for residential real estate and other consumer loans. The remaining 2% are agriculture loans. Loan totals were as follows:

(in thousands)	March 31, 2021	December 31, 2020
Commercial real estate:
Commercial real estate- construction	$22,505	$32,459
Commercial real estate- mortgages	553,098	540,556
Land	5,232	5,318
Farmland	80,848	82,998
Commercial and industrial	314,506	292,006
Consumer	589	636
Consumer residential	30,208	30,887
Agriculture	21,790	28,255
Total loans	1,028,776	1,013,115

Less:
Deferred loan fees and costs, net	(6,041)	(4,572)
Allowance for loan losses	(11,312)	(11,297)
Net loans	$1,011,423	$997,246

Paycheck Protection Program. With the passage of the Paycheck Protection Program (“PPP”), administered by the SBA, the Company assisted its customers with applications for resources through the program. As of April 16, 2020, all $350 billion of the available funds under the First Draw of this program had been allocated. The Treasury Department later announced that an additional $310 billion would be available for second round of the First Draw PPP, which commenced on April 27, 2020 and closed on August 8, 2020. As of December 31, 2020, the PPP remained closed and was not accepting applications, but resumed in January 2021. Also, in January 2021 the SBA began its Second Draw PPP to provide a second PPP loan to small businesses provided they meet specific criteria pertaining to economic hardship. PPP loans have a two-year term if the loan was approved by the SBA prior to June 5, 2020, and loans approved after that date have a five-year term. All PPP loans earn a contractual interest rate of 1%. The Company believes that the majority of PPP loans will ultimately be forgiven by the SBA in accordance with the terms of the program which resulted in loan pay-offs of approximately $33 million during the fourth quarter of 2020 and $62 million during the first quarter of 2021. As of December 31, 2020, the Company had received approvals with the SBA for 1,671 PPP loans representing approximately $244,197,000 in funding under the First Draw PPP, of which $33,375,000 was paid off by the SBA through PPP loan forgiveness, resulting in an outstanding balance of $210,822,000 at December 31, 2020. During the first quarter of 2021, the Company received approvals with the SBA for 693 Second Draw PPP loans representing approximately $86,880,000 in funding, resulting in a total PPP outstanding balance of $234,944,000 at March 31, 2021. As a result of funding the PPP loans, the Company received fee income that is recorded to total interest income net of deferred loan costs, through amortization over the life of the loans. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government, and therefore, no allowance for credit losses has been allocated for PPP loans. Should those circumstances change, the Company could be required to establish additional allowance for credit losses through additional provision for credit loss expense charged to earnings.

COVID-19 Related Loan Payment Deferrals. The COVID-19 Pandemic has negatively impacted the revenue streams of certain borrowers of the Company, and therefore, during the second quarter of 2020 the Company elected to allow these clients to defer payments for a term up to six months. These deferrals were specifically related to the pandemic and the resulting economic hardships. As of March 31, 2021 and December 31, 2020, the Company had no loans for which payments were deferred due to the financial impact of the pandemic, as normal payment schedules had resumed on the deferrals granted during the second quarter of 2020. After an evaluation of financial stability, no specific loan loss reserve allocation was required on any of these loans at the time of deferral. In accordance with regulatory and accounting guidance, these short-term modifications granted in response to the COVID-19 pandemic are not considered to be troubled debt restructurings.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. As of March 31, 2021 and December 31, 2020, approximately 36% of the outstanding principal balance of commercial real estate loans were secured by owner-occupied properties.

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

Non-accrual loans, segregated by class of loans, were as follows:

(in thousands)	March 31, 2021	December 31, 2020
Commercial real estate:
Commercial real estate- construction	$0	$0
Commercial real estate- mortgages	362	0
Land	0	0
Farmland	0	0
Commercial and industrial	0	0
Consumer	0	0
Consumer residential	0	0
Agriculture	0	0
Total non-accrual loans	$362	$0

Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income of approximately $3,000 in the three-month period ended March 31, 2021, as compared to $11,000 in the same period of 2020.

The following table analyzes past due loans including the past due non-accrual loans in the above table, segregated by class of loans, as of March 31, 2021 (in thousands):

March 31, 2021	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$22,505	$22,505	$0
Commercial R.E. - mortgages	0	0	362	362	552,736	553,098	0
Land	0	0	0	0	5,232	5,232	0
Farmland	0	0	0	0	80,848	80,848	0
Commercial and industrial	0	0	0	0	314,506	314,506	0
Consumer	0	0	0	0	589	589	0
Consumer residential	0	0	0	0	30,208	30,208	0
Agriculture	0	0	0	0	21,790	21,790	0
Total	$0	$0	$362	$362	$1,028,414	$1,028,776	$0

The following table analyzes past due loans including the past due non-accrual loans in the above table, segregated by class of loans, as of December 31, 2020 (in thousands):

December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	0	$32,459	$32,459	$0
Commercial R.E. - mortgages	362	0	0	362	540,194	540,556	0
Land	0	0	0	0	5,318	5,318	0
Farmland	0	0	0	0	82,998	82,998	0
Commercial and industrial	0	0	0	0	292,006	292,006	0
Consumer	0	0	0	0	636	636	0
Consumer residential	0	0	0	0	30,887	30,887	0
Agriculture	0	0	0	0	28,255	28,255	0
Total	$362	$0	$0	362	$1,012,753	$1,013,115	$0

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. There was no interest income realized on impaired loans for the three-months ended March 31, 2021 and 2020.

Impaired loans as of March 31, 2021 are set forth in the following table.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
March 31, 2021
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	362	362	0	362	0
Land	0	0	0	0	0
Farmland	0	0	0	0	0
Commercial and Industrial	0	0	0	0	0
Consumer	0	0	0	0	0
Consumer residential	0	0	0	0	0
Agriculture	0	0	0	0	0
Total	$362	$362	$0	$362	$0

Average recorded investment in impaired loans outstanding as of March 31, 2021 and 2020 is set forth in the following table.

(in thousands)	Average Recorded Investment for the Three Months Ended March 31,
	2021	2020
Commercial real estate:
Commercial R.E. - construction	$0	$0
Commercial R.E. - mortgages	0	0
Land	133	835
Farmland	0	0
Commercial and Industrial	0	0
Consumer	0	0
Consumer residential	0	192
Agriculture	0	0
Total	$133	$1,027

Impaired loans as of December 31, 2020 are set forth in the following table.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
December 31, 2020
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	0	0	0	0	0	724
Farmland	0	0	0	0	0	0
Commercial and Industrial	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	87
Agriculture	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$811

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

As of March 31, 2021 and December 31, 2020, there were no loans classified as troubled debt restructurings. During the three-months ended March 31, 2021 and 2020, there were no loans that were modified as troubled debt restructurings. There were no loans modified as troubled debt restructurings within the previous twelve months and for which there was a payment default during the three-month periods ended March 31, 2021 and 2020. A loan is considered to be in payment default once it is ninety days contractually past due under the modified terms.

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

As of March 31, 2021 and December 31, 2020, there are no loans that are classified with risk grades of 8- Loss.

The following table presents weighted average risk grades of the Company’s loan portfolio:

	March 31, 2021	December 31, 2020
	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.00	3.16
Commercial real estate - mortgages	3.10	3.11
Land	3.94	3.94
Farmland	3.08	3.06
Commercial and industrial	3.00	3.02
Consumer	1.74	1.74
Consumer residential	3.00	3.00
Agriculture	3.02	3.05
Total gross loans	3.06	3.08

The following table presents risk grade totals by class of loans as of March 31, 2021 and December 31, 2020. Risk grades 1 through 4(W) have been aggregated in the “Pass” line.

(in thousands)	Commercial R.E. Construction	Commercial R.E. Mortgages	Land	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

March 31, 2021
Pass	$22,505	$543,596	$4,395	$78,818	$313,064	$567	$30,171	$21,790	$1,014,906
Special mention	-	9,140	837	-	-	-	-	-	9,977
Substandard	-	362	-	2,030	1,442	22	37	-	3,893
Total loans	$22,505	$553,098	$5,232	$80,848	$314,506	$589	$30,208	$21,790	$1,028,776

December 31, 2020
Pass	$32,459	$531,507	$4,469	$81,972	$290,504	$613	$30,849	$28,007	$1,000,380
Special mention	-	9,049	849	-	-	-	-	-	9,898
Substandard	-	-	-	1,026	1,502	23	38	248	2,837
Total loans	$32,459	$540,556	$5,318	$82,998	$292,006	$636	$30,887	$28,255	$1,013,115

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

The following table details activity in the allowance for loan losses by portfolio segment for the three-months ended March 31, 2021 and 2020. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses

For the Three Months Ended March 31, 2021 and 2020

(in thousands)
Three Months Ended March 31, 2021	Commercial Real Estate	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total
Beginning balance	$9,310	$1,079	$22	$325	$561	$11,297
Charge-offs	0	0	(5)	0	0	(5)
Recoveries	16	0	4	0	0	20
Provision for (reversal of) loan losses	194	(64)	(2)	11	(139)	0
Ending balance	$9,520	$1,015	$19	$336	$422	$11,312

Three Months Ended March 31, 2020
Beginning balance	$7,277	$1,000	$38	$306	$525	$9,146
Charge-offs	0	0	(12)	(2)	0	(14)
Recoveries	0	0	3	1	0	4
Provision for (reversal of) loan losses	414	68	4	23	(59)	450
Ending balance	$7,691	$1,068	$33	$328	$466	$9,586

The following table details the allowance for loan losses and ending gross loan balances as of March 31, 2021 and December 31, 2020, summarized by collective and individual evaluation methods of impairment.

(in thousands)
March 31, 2021	Commercial Real Estate	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total
Allowance for loan losses for loans:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	9,520	1,015	19	336	422	11,312
	$9,520	$1,015	$19	$336	$422	$11,312

Ending gross loan balances:
Individually evaluated for impairment	$362	$0	$0	$0	$0	$362
Collectively evaluated for impairment	661,321	314,506	589	30,208	21,790	1,028,414
	$661,683	$314,506	$589	$30,208	$21,790	$1,028,776

December 31, 2020
Allowance for loan losses for loans:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	9,310	1,079	22	325	561	11,297
	$9,310	$1,079	$22	$325	$561	$11,297

Ending gross loan balances:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	661,331	292,006	636	30,887	28,255	1,013,115
	$661,331	$292,006	$636	$30,887	$28,255	$1,013,115

Changes in the reserve for off-balance-sheet commitments were as follows:

	THREE MONTHS ENDED MARCH 31,
(in thousands)	2021	2020

Balance, beginning of period	$379	$427
Provision to (reversal of) Operations for Off Balance Sheet Commitments	49	(31)
Balance, end of period	$428	$396

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

At March 31, 2021 and December 31, 2020, loans carried at $1,028,776,000 and $1,013,115,000, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 5 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The condensed consolidated financial statements include various estimated fair value information as of March 31, 2021 and December 31, 2020. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between levels during the three-month periods ended March 31, 2021 and 2020.

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

The estimated fair values of the Company’s financial instruments not measured at fair value as of March 31, 2021 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	366,760	366,760	1
Restricted equity securities	4,758	4,758	2
Loans, net	1,011,423	1,023,476	3
Interest receivable	5,081	5,081	2

Financial liabilities:
Deposits	(1,517,785)	(1,517,814)	3
Interest payable	(21)	(21)	2

Off-balance-sheet liabilities:
Commitments and standby letters of credit		1,641	3

The estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2020 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$226,656	$226,656	1
Restricted equity securities	4,757	4,757	2
Loans, net	997,246	1,006,335	3
Interest receivable	5,689	5,689	2

Financial liabilities:
Deposits	(1,367,809)	(1,367,874)	3
Interest payable	(20)	(20)	2

Off-balance-sheet liabilities:
Commitments and standby letters of credit		1,457	3

The following table presents the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the condensed consolidated balance sheets at each respective period end, by level within the fair value hierarchy as of March 31, 2021 and December 31, 2020.

	Fair Value Measurements as of March 31, 2021 Using
(in thousands)	March 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$21,739	$0	$21,739	$0
Collateralized mortgage obligations	1,167	0	1,167	0
Municipalities	126,875	0	126,875	0
SBA pools	4,725	0	4,725	0
Corporate debt	14,008	0	14,008	0
Asset backed securities	46,966	0	46,966	0

Equity Securities:
Mutual fund	$3,397	$3,397	$0	$0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Commercial real estate - mortgages	$362	$0	$0	$362

	Fair Value Measurements at December 31, 2020 Using
(in thousands)	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$23,692	$0	$23,692	$0
Collateralized mortgage obligations	1,223	0	1,223	0
Municipalities	125,602	0	125,602	0
SBA pools	5,008	0	5,008	0
Corporate debt	14,352	0	14,352	0
Asset backed securities	47,287	0	47,287	0

Equity Securities:
Mutual fund	$3,425	$3,425	$0	$0

Assets and liabilities measured on a non-recurring basis:	N/A

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

There have been no significant changes in the valuation techniques during the three-month period ended March 31, 2021.

NOTE 6 – EARNINGS PER SHARE

Earnings per share (“EPS”) are based upon the weighted average number of common shares outstanding during each year. The following table shows: (1) weighted average basic shares, (2) effect of dilutive securities related to non-vested restricted stock, and (3) weighted average shares of common stock and common stock equivalents. Net income available to common stockholders is calculated as net income reduced by dividends accumulated on preferred stock, if any. Basic EPS is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period, excluding unvested restricted stock awards. Diluted EPS is calculated using the weighted average diluted shares, which reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive shares included in year-to-date diluted EPS is a weighted average of the dilutive shares included in each quarterly diluted EPS computation under the treasury stock method. The Company has two forms of outstanding common stock: fully vested common stock and unvested restricted stock awards. Holders of restricted stock awards receive non-forfeitable dividends at the same rate as common stockholders and they both share equally in undistributed earnings. Therefore, under the two-class method the difference in EPS is not significant for these participating securities.

The Company’s calculation of basic and diluted EPS for the three-month periods ended March 31, 2021 and 2020 are reflected in the table below.

	THREE MONTHS ENDED
(In thousands)	MARCH 31,
	2021	2020
BASIC EARNINGS PER SHARE

Net income	$4,357	$2,709
Weighted average shares outstanding	8,135	8,115
Net income per common share	$0.54	$0.33

DILUTED EARNINGS PER SHARE

Net income	$4,357	$2,709
Weighted average shares outstanding	8,135	8,115
Effect of dilutive non-vested restricted shares	31	20
Weighted average shares of common stock and common stock equivalents	8,166	8,135
Net income per diluted common share	$0.53	$0.33

NOTE 7 – RISKS AND UNCERTAINTIES

The coronavirus (“COVID-19”) pandemic and the Federal Reserve's response to the economic challenges has resulted in an uncertain and rapidly evolving economy. The initial governmental response to combat this pandemic resulted in approximately 81% of the Company’s administrative staff and 17% of branch staff to work remotely as of March 31, 2020. In the early stages of the pandemic, a higher percentage of staff worked remotely, but the majority of those have returned to the office as of March 31, 2021. The remote work arrangements did not adversely impact the ability to serve clients and did not have an impact on the Company’s financial reporting systems or the internal controls over financial reporting, disclosures and related procedures.

The most significant impact of COVID-19 on the Company’s business has been to the quality of the loan portfolio and to net interest income as short-term interest rates have sharply declined. The Company has increased the qualitative factors used in the determination of the adequacy of the allowance for loan and lease loss in anticipation of the impact that COVID-19 will have on clients and their ability to fulfill their obligations. There is no certainty that the allowance for loan losses as of March 31, 2021 will be sufficient to absorb the losses that stem from the impact of COVID-19 on the Company’s clients. As the longer-term effects on clients from the COVID-19 pandemic become more apparent, it may be necessary to charge-off some or all of the balance on certain loans and make further provisions to increase the allowance for loan and lease losses. These potential additional provisions for loan and lease losses will have a direct impact upon capital, including the potential need to reevaluate a valuation allowance on our deferred tax asset. At this time, the Company does not expect that there would be any material impairment to the valuation of other long-lived assets, right of use assets, or our investment securities.

Increased demand for liquidity by clients is another impact that could occur should the COVID-19 effects be prolonged. As of March 31, 2021, the Company and the Bank's on-balance sheet liquidity was very strong and combined with contingent liquidity resources, management believes that the Bank has sufficient resources to meet the liquidity needs of its clients. In response to COVID-19, the Federal Reserve has made other provisions that could assist the Bank in satisfying its liquidity needs, such as reducing the reserve requirement to zero, expanding access to the discount window through collateral pledging and extension of term borrowings.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion explains the significant factors affecting the Company’s operations and financial position for the periods presented. The discussion should be read in conjunction with the Company’s financial statements and the notes related thereto which appear or that are referenced to elsewhere in this report, and with the audited consolidated financial statements and accompanying notes included in the Company’s 2020 Annual Report on Form 10-K. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

COVID-19 Impact

The coronavirus (“COVID-19”) pandemic and the Federal Reserve's response to the economic challenges during the 2020 and 2021 has resulted in an uncertain and rapidly evolving economy. In response to the pandemic, approximately 81% of our administrative staff and 17% of our branch staff were working remotely as of March 31, 2020, which has decreased as of March 31, 2021 as a majority of employees working from home have returned to the office. To date, we have been able to fully support our remote workforce and these remote work arrangements have not adversely impacted our ability to serve our clients. These remote work arrangements have also not had an impact on our financial reporting systems or the internal controls we have over financial reporting, disclosures and related procedures. In addition to the remote work arrangements, the Company has taken many other measures to protect employees and customers, including, adherence to state mask wearing mandates, social distancing, sanitizing protocols and posting of public safety notices on branch buildings.

The most significant impact of COVID-19 on our business has been to the quality of our loan portfolio and to net interest income as short-term interest rates have sharply declined. The Company has increased the qualitative factors used in the determination of the adequacy of the allowance for loan and lease loss in anticipation of the impact that COVID-19 will have on clients and their ability to fulfill their obligations. There is no certainty that the allowance for loan losses as of March 31, 2021will be sufficient to absorb the losses that stem from the impact of COVID-19 on the Company’s clients. No loan loss provisions were warranted during the first quarter of 2021 because credit quality remained strong with only one outstanding loan with a balance of $362,000 on non-accrual status, and the gross loan growth during the quarter was related to PPP loans, which do not require a reserve because they are guaranteed by the federal government through the SBA program. The Company funded new PPP loans totaling $87 million under the Second Draw PPP during the first quarter which partially contributed to total PPP interest and fee income of $2,590,000 recorded during the three months ended March 31, 2021. As the longer-term effects on clients from the COVID-19 pandemic become more apparent, it may be necessary to charge-off some or all of the balance on certain loans and make further provisions to increase the allowance for loan and lease losses. These potential additional provisions for loan and lease losses will have a direct impact upon capital, including the potential need to reevaluate a valuation allowance on our deferred tax asset. At this time, the Company does not expect that there would be any material impairment to the valuation of other long-lived assets, right of use assets, or our investment securities.

Increased demand for liquidity by clients is another impact that could occur should the COVID-19 effects be prolonged. As of March 31, 2021, the Company and the Bank's on-balance sheet liquidity was very strong and combined with contingent liquidity resources, management believes that the Bank has sufficient resources to meet the liquidity needs of its clients. In response to COVID-19, the Federal Reserve has made other provisions that could assist the Bank in satisfying its liquidity needs, such as reducing the reserve requirement to zero, expanding access to the discount window through collateral pledging and extension of term borrowings.

The extent to which the COVID-19 pandemic affects the Company’s future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the duration and broad impacts of the pandemic, and current or future actions in response thereto. Management is working closely with our Board of Directors as we plan and execute our response to the significant disruption caused by the crisis. See the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, for additional discussion of risks related to the COVID-19 pandemic.

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

Asset Impairment Judgments

Certain assets are carried in the condensed consolidated balance sheets at fair value or at the lower of cost or fair value. Valuation allowances are established when necessary to recognize impairment of such assets. The Company periodically performs analyses to test for impairment of various assets. In addition to management’s impairment analyses related to loans, another significant impairment analysis relates to other than temporary declines in the value of investment securities.

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

Other Real Estate Owned (“OREO”) acquired through, or in lieu of, foreclosure, are held-for-sale and are initially recorded at fair value, less selling costs. Any write-downs to fair value at the time of transfer to OREO are charged to the allowance for loan losses, subsequent to foreclosure. Appraisals or evaluations are then done periodically and any subsequent declines in the fair value of the OREO property after the date of transfer are recorded through a write-down of the asset. Any subsequent operating expenses or income, reduction in estimated fair values, and gains or losses on disposition of such properties are charged or credited to current operations.

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

Management believes the following were important factors in the Company’s performance during the three-month period ended March 31, 2021:

•	The Company recognized net income of $4,357,000 for the three-month period ended March 31, 2021, as compared to $2,709,000 for the same period in 2020. The first quarter net income increase was mainly due to growth of earning assets and corresponding net interest income, and a decrease in loan loss provision.

•	The Company recognized no loan loss provisions during the three-month period ended March 31, 2021, as compared to $450,000 for the same period of 2020. No provision was warranted during the first quarter because the growth in gross loans corresponded to PPP loans which do not require a reserve, as they are guaranteed by the SBA.

•	Net interest income increased $2,014,000 or 19.7% for the three-month period ended March 31, 2021, compared to the same period in 2020. The increase was primarily due to an increase in earning assets including PPP loans which earned interest and fees of $2,590,000 during the three months ended March 31, 2021, which was offset by lower yields on all earning assets due to the FOMC rate cuts in March 2020.

•	Non-interest income decreased by $108,000 or 8.4% for the three-months ended March 31, 2021, as compared to the same period in 2020. The decrease was primarily due to a reduction in nonsufficient fund (“NSF”) fee income resulting from higher deposit account balances partially attributable to PPP loans and economic stimulus payments.

•	Non-interest expense increased by $271,000 or 3.6% for the three-month period ended March 31, 2021, as compared to the same period in 2020. The increase was primarily due to staffing increases and general operating costs related to servicing the growing loan and deposit portfolios, which were partially offset by deferred costs associated with funded PPP loans recorded against salary expense during the first quarter of 2021.

•	Total assets increased $153,916,000 or 10.2%, total net loans increased by $14,177,000 or 1.4% and investment securities decreased by $1,712,000 or 0.8% in each case from December 31, 2020 to March 31, 2021, while deposits increased by $149,976,000 or 11.0% for the same period. Consequently, cash and cash equivalent balances increased by $140,104,000. The March 31, 2021 balance sheet totals were bolstered by the $235 million outstanding in PPP loans that began to fund during the second quarter of 2020. The PPP loans consequently increased total deposits, as the PPP funded amounts were credited directly to the borrowers’ deposit accounts.

Income Summary

For the three-month period ended March 31, 2021, the Company recorded net income of $4,357,000, representing an increase of $1,648,000, as compared to the same period in 2020.  Return on average assets (annualized) was 1.12% for the three-months ended March 31, 2021, as compared to 0.95% for the same period in 2020.  Annualized return on average common equity was 13.44% for the three-months ended March 31, 2021, as compared to 9.52% for the same period in 2020. Net income before provisions for income taxes increased by $2,085,000 for the three-month period ended March 31, 2021, from the comparable 2020 period.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

(In thousands)	Effect on Pre-Tax Income
Increase (Decrease)
Three Months Ended
March 31, 2021
Change from 2020 to 2021 in:
Net interest income	$2,014
Provision for loan losses	450
Non-interest income	(108)
Non-interest expense	(271)
Change in net income before income taxes	$2,085

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three-month period ended March 31, 2021, net interest income was $12,242,000, which represented an increase of $2,014,000 or 19.7%, from the comparable period in 2020. The increase is primarily due to $2,590,000 in interest and fees on PPP loans during the three-months ended March 31, 2021, and organic loan and investment security growth.

The net interest margin (net interest income as a percentage of average interest earning assets) was 3.43% for the three-month period ended March 31, 2021, compared to 3.93% for the same period in 2020. The decrease in net interest margin is primarily due to the negative impact that the FOMC interest rate cuts had on our yield on earning assets. The PPP loan production further compressed the interest margin because PPP loans earn an interest rate of only 1%. Earning asset yield decreased by 57 basis points for the three-month period ended March 31, 2021, as compared to the same period of 2020. Lessening this downward trend, was the deployment of low yielding cash equivalent balances into the organic loan portfolio and investment security portfolio. Additionally, PPP loans resulted in loan interest and fees of $2,590,000 during the three-months ended March 31, 2021.

The cost of funds on interest-bearing liabilities decreased by 10 basis points for the three-month period of 2020, as compared to the same period in 2020. The Company continues to recognize strong core deposit growth as evidenced by the increase in average non-interest-bearing demand deposit balances of $202 million, for the three-month period ended March 31, 2021, as compared to the same period of 2020. Deposit balances were bolstered by the PPP loans, as the funded amounts were credited directly to the borrowers’ deposit accounts.

Net interest income has already been impacted by the COVID-19 since early 2020 and there may be additional negative effects. First, interest rates declined sharply at the end of the first quarter of 2020 which reduced the yield on our earning assets which will continue as assets mature and reprice. Second, a prolonged economic recession could reduce the demand for loans and cause credit quality deterioration leading to more non-accrual loans, for which interest income is not recognized. Third, an increase in demand for liquidity by our clients could result in a decrease in deposits and force us to rely on our lines of credit, which could potentially increase our cost of funds. As of March 31, 2021, the Company and the Bank's on-balance sheet liquidity was very strong and combined with our contingent liquidity resources, we believe that the Bank has sufficient resources to meet the liquidity needs of our clients.

The following tables show the relative impact of changes in average balances of interest earning assets and interest-bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three-month periods ended March 31, 2021 and 2020:

Net Interest Analysis

	Three months ended			Three months ended
	March 31, 2021			March 31, 2020
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)
Assets:
Earning assets:
Gross loans (1) (2)	$1,024,144	$11,205	4.44%	$755,219	$8,812	4.68%
Investment securities (2)	208,159	1,457	2.84%	193,981	1,509	3.12%
Federal funds sold	30,732	6	0.08%	13,586	42	1.24%
Interest-earning deposits	212,733	49	0.09%	98,440	367	1.50%
Total interest-earning assets	1,475,768	12,717	3.49%	1,061,226	10,730	4.06%
Total noninterest earning assets	103,006			81,407
Total assets	1,578,774			1,142,633
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	339,519	102	0.12%	253,705	177	0.28%
Money market deposits	322,331	89	0.11%	236,089	103	0.17%
Savings deposits	126,419	16	0.05%	83,114	9	0.04%
Time deposits $250,000 and under	21,818	15	0.28%	19,964	13	0.26%
Time deposits over $250,000	16,354	14	0.35%	17,921	29	0.65%
Total interest-bearing liabilities	826,441	236	0.12%	610,793	331	0.22%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	605,790			403,308
Other liabilities	15,118			14,397
Total noninterest-bearing liabilities	620,908			417,705
Shareholders' equity	131,425			114,135
Total liabilities and shareholders' equity	$1,578,774			$1,142,633
Net interest income		$12,481			$10,399
Net interest spread (3)			3.38%			3.84%
Net interest margin (4)			3.43%			3.93%

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

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest-bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three-month periods ended March 31, 2021 and 2020.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

(In thousands)

	For the Three Months Ended March 31,
	2021 vs 2020
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$3,138	$(745)	$2,393
Investment securities (2)	110	(162)	(52)
Federal funds sold	53	(89)	(36)
Interest-earning deposits	427	(745)	(318)
Total interest income	$3,728	$(1,741)	$1,987

Interest expense:
Interest-earning DDA	$60	$(135)	$(75)
Money market deposits	38	(52)	(14)
Savings deposits	5	2	7
Time deposits $250,000 and under	1	1	2
Time deposits over $250,000	(3)	(12)	(15)
Total interest expense	$101	$(196)	$(95)

Change in net interest income	$3,627	$(1,545)	$2,082

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

The table above reflects an increase of $3,627,000 in net interest income due to growth of earning asset balances combined with the overall change in mix of balances during the first quarter of 2021 as compared to the same period of 2020. The decrease in earning asset yields and rates on interest-bearing liabilities triggered by recent FOMC rate cuts resulted in a decrease of $1,545,000 to net interest income, over the same period.

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

The Company recorded no loan loss provisions during the three-months ended March 31, 2021, as compared to $450,000 recorded during the same period of 2020. No loan loss provisions were warranted during the first quarter of 2021 because credit quality remained strong with only one outstanding loan with a balance of $362,000 on non-accrual status, and the gross loan growth during the quarter was related to PPP loans, which do not require a reserve because they are guaranteed by the federal government through the SBA program. The provisions recorded during 2020 were primarily due to the impact of the COVID-19 pandemic. Management reviewed the qualitative factors within the allowance for loan loss calculation and determined that a macro-economic adjustment was necessary to account for the potential negative impact of the financial strain that is being experienced by certain borrowers. Management will continue to closely monitor the economic impacts to our loan portfolio and may need to make further qualitative adjustments depending on the severity and longevity of the COVID-19 pandemic. In particular, the loan loss provision of $1.86 million during the three months ended June 30, 2020 was mainly attributable to qualitative risk factor adjustments corresponding to the COVID-19 pandemic.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three-month period ended March 31, 2021, non-interest income was $1,176,000, representing a decrease of $108,000 or 8.4%, compared to the same period in 2020. The decrease is mainly due to a reduction in NSF fee income. Higher deposit account balances corresponding to PPP loans and government stimulus payments, coupled with changes in business and consumer spending patterns amid the COVID-19 stay-at-home orders and business lockdowns, resulted in relatively low overdraft activity.

The following tables show the major components of non-interest income:

(in thousands)	For the Three Months Ended March 31,
	2021	2020	$ change	% change
Service charges on deposits	$295	$387	$(92)	(23.8%)
Debit card transaction fee income	381	295	86	29.2%
Earnings on cash surrender value of life insurance	164	174	(10)	(5.7%)
Mortgage commissions	31	45	(14)	(31.1%)
Other income	305	383	(78)	(20.4%)
Total non-interest income	$1,176	$1,284	$(108)	(8.4%)

Service charges on deposits decreased by $92,000 for the three-months ended March 31, 2021, compared to the same period in 2020. Higher deposit account balances corresponding to PPP loans and government stimulus payments, coupled with changes in customer spending patterns amid the COVID-19 pandemic resulted in relatively low overdraft activity. Outside of this recent trend, the bank’s core customer base and corresponding service fee income related to servicing loan and deposit accounts, continues to grow at a steady pace.

Debit card transaction fee income increased by $86,000 for the three-months ended March 31, 2021, compared to the same period in 2020. The increase during 2021 is attributable to changes in business and consumer spending patterns amid the COVID-19 stay-at-home orders and business lockdowns.

Earnings on cash surrender value of life insurance decreased by $10,000 for the first quarter, compared to the same period in 2020, corresponding to lower yields paid from the insurance carriers due to interest rate decreases compared to the prior year period.

Mortgage commissions decreased by $14,000 for the three-months ended March 31, 2021, as compared to the same period of 2020, as the demand for home purchases and refinancing has decreased since the first quarter of 2020.

Other income decreased by $78,000 for the three-month period ended March 31, 2021, as compared to the same period of 2020, mainly due to an unrealized loss on an equity security of $45,000 recorded in the first quarter as compared to a gain of $52,000 recorded in the same period of 2020.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

(in thousands)	For the Three Months Ended March 31,
	2021	2020	$ change	% change
Salaries and employee benefits	$4,742	$4,601	$141	3.1%
Occupancy	966	868	98	11.3%
Data processing fees	494	494	0	0.0%
Regulatory assessments (FDIC & DFPI)	117	30	87	290.0%
Other operating expenses	1,401	1,456	(55)	(3.8%)
Total non-interest expense	$7,720	$7,449	$271	3.6%

Non-interest expenses increased by $271,000 or 3.6% for the three-months ended March 31, 2021, as compared to the same period of 2020.  Salaries and employee benefits increased $141,000 for the three-months ended March 31, 2021, as compared to the same period of 2020. The increase is due to additional staffing expense required to support the continued loan and deposit growth, and was partially offset by deferred cost adjustments of $520,000 on funded PPP loans that are recorded against salary expense, for which there were none in the first quarter of 2020.

Occupancy expenses increased by $98,000 for the three-months ended March 31, 2021, as compared to the same period of 2020, mainly due to depreciation expense on new ATM machines that were placed into service during the second quarter of 2020.

Data processing fees were unchanged at $494,000 for the three-month periods ended March 31, 2021 and 2020. The number of loan and deposit accounts has increased but this was offset by a lower pricing structure that was negotiated with our third-party core service provider.

FDIC and DFPI (California Department of Financial Protection and Innovation) regulatory assessments increased by $87,000 for the three-months ended March 31, 2021, as compared to the same period in 2020.  In January 2019, the FDIC sent notification that small banks less than $10 billion would receive assessment credits for the portion of their assessments that contributed to the growth in the Deposit Insurance Fund Reserve Ratio from 1.15% to 1.35%, to be applied when the reserve ratio reached 1.38%. That threshold was met in the early part of 2019 and therefore the Company did not recognize any expense for FDIC assessments during the last six months of 2019 and the first quarter of 2020. The Company resumed its expense accrual during the second quarter of 2020, when the credit was fully utilized. Additionally, the initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC and the Company’s risk profile has remained at stable levels in 2020 and 2021 thus far, resulting in a relatively low assessment rate. However, management recognizes that it could be offset by deposit growth throughout the remainder of 2021 and into 2022, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis.

Other expense decreased by $55,000 for the three-months ended March 31, 2021, as compared to the same period in 2020, due to decreases in a variety of general operating expenses despite the Company’s business portfolios continued expansion.

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

The Company reported provisions for income taxes of $1,341,000 for the three-month period ended March 31, 2021, representing a $437,000 increase compared to the provisions reported in the comparable period of 2020. The effective income tax rate on income from continuing operations was 23.5% for the three-months ended March 31, 2021, compared to 25.0% for the comparable period of 2020. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, bank owned life insurance and certain tax-exempt loans). The disparity between the effective tax rates for 2021 as compared to 2020 is primarily due to tax credits from low income housing projects as well as tax free-income on municipal securities and loans that comprised a larger proportion of pre-tax income in 2021 as compared to 2020.

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

Non-accrual loans totaled $362,000 and zero as of March 31, 2021 and December 31, 2020, respectively.  The non-accrual loans as of March 31, 2021 are loans made to one borrower for commercial real estate. As of March 31, 2021 and December 31, 2020, the Company did not have any loans classified as troubled debt restructurings.

OREO as of March 31, 2021 and December 31, 2020 consisted of one property, a residential land property acquired through foreclosure that was written down to a zero balance because the public utilities have not been obtainable, therefore, rendering these land lots unmarketable at this time. There were no sales, acquisitions or fair value adjustments of OREO properties during the first three months of 2021 and 2020.

The following table presents information about the Bank’s non-performing assets, including asset quality ratios as of March 31, 2021 and December 31, 2020:

Non-Performing Assets

(in thousands)	March 31,	December 31,
	2021	2020
Loans in non-accrual status	$362	$0
Loans past due 90 days or more and accruing	0	0
Total non-performing loans	362	0
Other real estate owned	0	0
Total non-performing assets	$362	$0

Allowance for loan losses	$11,312	$11,297

Asset quality ratios:
Non-performing assets to total assets	0.02%	0.00%
Non-performing loans to total loans	0.04%	0.00%
Allowance for loan losses to total loans	1.10%	1.12%
Allowance for loan losses to total non-performing loans	3125.02%	NA

Non-performing assets increased by $362,000 as of March 31, 2021, as compared to December 31, 2020, due to one commercial real estate loan that was placed on non-accrual status during the first quarter due to delinquent payments.

Allowance for Loan and Lease Losses

Due to credit risk inherent in the lending business, the Company routinely sets aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges for the outstanding loan portfolio have been credited to the allowance for loan losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company recorded no loan loss provisions during the three-months ended March 31, 2021, as compared to $450,000 in the same period of 2020.

The provisions during 2020 were due mainly to the impact of the COVID-19 pandemic. Management reviewed the qualitative factors within the allowance for loan loss calculation and determined that a macro-economic adjustment was necessary to account for the potential negative impact of the financial strain that is being experienced by certain borrowers. Management will continue to closely monitor the economic impacts to our loan portfolio and may need to make further qualitative adjustments depending on the severity and longevity of the COVID-19 pandemic. In particular, the loan loss provision of $1.86 million during the three months ended June 30, 2020 was mainly related to qualitative risk factor adjustments corresponding to the COVID-19 pandemic.

The allowance for loan losses increased by $15,000 to $11,312,000 as of March 31, 2021, as compared to $11,297,000 as of December 31, 2020, due to net loan recoveries of $15,000 during the first three months of 2021. These factors combined with the increase in the gross loan balance resulted in a decrease in the allowance for loan losses as a percentage of total loans to 1.10% as of March 31, 2021, as compared to 1.12% as of December 31, 2020. This decrease is mainly due to the $235 million in PPP loans outstanding at March 31, 2021 that do not require a loan loss reserve as they are guaranteed by the federal government through the SBA program.

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

Although management believes the allowance as of March 31, 2021 was adequate to absorb probable losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on the Company’s service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of March 31, 2021, and December 31, 2020, the Company had $366,760,000 and $226,656,000, respectively, in cash and cash equivalents.

Investment Securities

Management of the investment securities portfolio focuses on providing an adequate level of liquidity and establishing an interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk. Investment securities that the Company intends to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale or equity securities.  Currently, all of the investment securities are classified as available-for-sale except for one mutual fund classified as an equity security with a carrying value of $3,397,000 as of March 31, 2021. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. The carrying values of equity securities are adjusted for unrealized gains or losses through noninterest income in the consolidated statement of income.

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

Deposits

Total deposits as of March 31, 2021 were $1,517,785,000, a $149,976,000 or 11.0% increase from the deposit total of $1,367,809,000 as of December 31, 2020.  Average deposits increased by $418,130,000 to $1,432,231,000 for the three-month period ended March 31, 2021 as compared to the same period in 2020, mainly due to core deposit growth as the PPP Program provided opportunities to win the business of various business clients. PPP loan funds were consequently credited directly to borrowers’ deposit accounts. Management believes the Company attracted deposits due to the safety and soundness of the Bank and our focus on customer service.

Deposits Outstanding

	March 31,	December 31,	Three Month Change
(in thousands)	2021	2020	$	%

Demand	$1,005,915	$907,913	98,002	10.8%
MMDA	338,874	301,506	37,368	12.4%
Savings	134,351	120,552	13,799	11.4%
Time < $250K	16,897	16,134	763	4.7%
Time > $250K	21,748	21,704	44	0.2%
	$1,517,785	$1,367,809	$149,976	11.0%

Because the Company’s client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Two clients carry deposit balances of more than 1% of total deposits, but none had a deposit balance of more than 3% of total deposits as of March 31, 2021. Management believes that the Company’s funding concentration risk is not significant and is mitigated by the ample sources of funds the Bank has access to.

Since the deposit growth strategy emphasizes core deposit growth, the Company has avoided relying on brokered deposits as a consistent source of funds. The Company had no brokered deposits as of March 31, 2021 and December 31, 2020.

Borrowings

Although deposits are the primary source of funds for lending and investment activities and for general business purposes, the Company may obtain advances from the Federal Home Loan Bank (“FHLB”) as an alternative to retail deposit funds. The Company took out a $50 million FHLB advance in April 2020 in anticipation of funding a large volume of PPP loans. As of March 31, 2021, no advances were outstanding, as the advance was paid in full during July 2020. As of December 31, 2020, had no outstanding FHLB advances or borrowings of any kind, as the Company continues to rely on deposit growth as its primary source of funding. See “Liquidity Management” below for the details on the FHLB borrowings program.

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

The following tables present a comparison of our actual capital ratios to the minimum required ratios as of the dates indicated:

(in thousands)			Regulatory
	Actual		Minimum (1)
Capital ratios for Bank:	Amount	Ratio	Amount	Ratio

As of March 31, 2021
Total capital (to Risk- Weighted Assets)	$133,057	13.4%	$104,265	>10.5%
Tier I capital (to Risk- Weighted Assets)	$121,317	12.2%	$84,405	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$121,317	12.2%	$69,510	>7.0%
Tier I capital (to Average Assets)	$121,317	7.8%	$62,563	>4.0%

As of December 31, 2020
Total capital (to Risk- Weighted Assets)	$129,654	13.1%	$103,632	>10.5%
Tier I capital (to Risk- Weighted Assets)	$117,978	12.0%	$83,893	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$117,978	12.0%	$69,088	>7.0%
Tier I capital (to Average Assets)	$117,978	8.0%	$59,306	>4.0%

Capital ratios for the Company:

As of March 31, 2021
Total capital (to Risk- Weighted Assets)	$133,251	13.4%	$104,280	>10.5%
Tier I capital (to Risk- Weighted Assets)	$121,511	12.2%	$84,417	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$121,511	12.2%	$69,520	>7.0%
Tier I capital (to Average Assets)	$121,511	7.8%	$62,567	>4.0%

As of December 31, 2020
Total capital (to Risk- Weighted Assets)	$129,936	13.2%	$103,637	>10.5%
Tier I capital (to Risk- Weighted Assets)	$118,260	12.0%	$83,896	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$118,260	12.0%	$69,091	>7.0%
Tier I capital (to Average Assets)	$118,260	8.0%	$59,309	>4.0%

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

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, the Company maintains a portion of funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. The Company obtains funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings. The Company’s primary use of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common and preferred stockholders. The Company’s liquid assets as of March 31, 2021 were $453.7 million compared to $336.6 million as of December 31, 2020.  The Company’s liquidity level measured as the percentage of liquid assets to total assets was 27.2% as of March 31, 2021, compared to 22.3% as of December 31, 2020. Liquid assets increased during the first three months of 2021, mainly due to the deposit increase of $150 million, resulting in higher levels of cash. Management anticipates that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for operating, investing and financing needs and regulatory liquidity requirements for at least the next twelve months. Management monitors the Company’s liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, the Company relies on advances from the FHLB to supplement the supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of the loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of March 31, 2021, the Company’s borrowing capacity from the FHLB was approximately $336.4 million and there were no outstanding advances. The Company also maintains 2 lines of credit with correspondent banks to purchase up to $70 million in federal funds, for which there were no advances as of March 31, 2021.

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

As of March 31, 2021 and December 31, 2020, the Company had commitments to extend credit of $164.5 million and $145.7 million, respectively, which includes obligations under letters of credit of $3.3 million and $2.9 million, respectively.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

Item 3.              Quantitative and Qualitative Disclosures About Market Risk

For qualitative and quantitative disclosures about market risk, please see the sections entitled “Market Risk” and “Interest Rate Management” in Item 7 of the Company’s 2020 Annual Report on Form 10-K. As of March 31, 2021, the Company’s exposures to market risk have not changed materially since December 31, 2020. We will continue to monitor our exposures to market risk in light of the COVID-19 pandemic.

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

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the Evaluation Date. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. The design of our processes and controls allow for remote execution with accessibility to secure data. We are continually monitoring and assessing the COVID-19 situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.

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

Item 1A.            Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 31, 2021.

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

101*

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets at March 31, 2021 (Unaudited) and December 31, 2020, (ii) Condensed Consolidated Statements of Income for the three-month periods ended March 31, 2021 and March 31, 2020 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2021 and March 31, 2020 (Unaudited), (iv) Condensed Consolidated Statements of Changes of Shareholders’ Equity for the three-month periods ended March 31, 2021 and March 31, 2020 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2021 and March 31, 2020 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oak Valley Bancorp
Date: May 13, 2021	By:	/s/ JEFFREY A. GALL
Jeffrey A. Gall
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)