Form 10-Q
period 2021-06-30
Oak Valley Bancorp
filed 2021-08-13
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,231,983 shares of common stock outstanding as of August 6, 2021.

Oak Valley Bancorp

June 30, 2021

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	2

Condensed Consolidated Balance Sheets at June 30, 2021 (Unaudited) and December 31, 2020		2

Condensed Consolidated Statements of Income for the three and six-month periods ended June 30, 2021 and June 30, 2020 (Unaudited)		3

Condensed Consolidated Statements of Comprehensive Income for the three and six-month periods ended June 30, 2021 and June 30, 2020 (Unaudited)		4

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and six-month periods ended June 30, 2021 and June 30, 2020 (Unaudited)		5

Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2021 and June 30, 2020 (Unaudited)		6

Notes to Condensed Consolidated Financial Statements		7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

PART II – OTHER INFORMATION		42

Item 1.	Legal Proceedings	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	43

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)	June 30,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$478,712	$193,571
Federal funds sold	47,090	33,085
Cash and cash equivalents	525,802	226,656

Securities - available for sale	236,775	217,164
Securities - equity investments	3,413	3,425
Loans, net of allowance for loan losses of $11,327 and $11,297 at June 30, 2021 and December 31, 2020, respectively	927,543	997,246
Cash surrender value of life insurance	28,673	25,325
Bank premises and equipment, net	15,642	15,770
Goodwill and other intangible assets, net	3,694	3,740
Interest receivable and other assets	22,922	22,152

	$1,764,464	$1,511,478

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$1,614,480	$1,367,809
Interest payable and other liabilities	13,364	13,975
Total liabilities	1,627,844	1,381,784

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,231,983 and 8,218,873 shares issued and outstanding at at June 30, 2021 and December 31, 2020, respectively	25,435	25,435
Additional paid-in capital	4,430	4,216
Retained earnings	99,474	92,349
Accumulated other comprehensive income, net of tax	7,281	7,694
Total shareholders’ equity	136,620	129,694

	$1,764,464	$1,511,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
INTEREST INCOME
Interest and fees on loans	$10,865	$9,820	$22,048	$18,610
Interest on securities	1,299	1,599	2,537	2,958
Interest on federal funds sold	7	4	14	47
Interest on deposits with banks	76	29	125	396
Total interest income	12,247	11,452	24,724	22,011

INTEREST EXPENSE
Deposits	259	274	494	605
FHLB advances	0	32	0	32
Total interest expense	259	306	494	637

Net interest income	11,988	11,146	24,230	21,374
Provision for loan losses	0	1,860	0	2,310

Net interest income after provision for loan losses	11,988	9,286	24,230	19,064

NON-INTEREST INCOME
Service charges on deposits	323	269	618	656
Debit card transaction fee income	427	312	808	607
Earnings on cash surrender value of life insurance	184	176	348	350
Mortgage commissions	52	6	84	51
Gains on calls of available-for-sale securities	1	1	1	1
Other	418	259	721	642
Total non-interest income	1,405	1,023	2,580	2,307

NON-INTEREST EXPENSE
Salaries and employee benefits	5,052	3,947	9,795	8,548
Occupancy expenses	985	886	1,951	1,754
Data processing fees	531	505	1,025	999
Regulatory assessments (FDIC & DFPI)	132	72	249	102
Other operating expenses	1,515	1,464	2,915	2,920
Total non-interest expense	8,215	6,874	15,935	14,323

Net income before provision for income taxes	5,178	3,435	10,875	7,048

Total provision for income taxes	1,218	854	2,559	1,758
Net Income	$3,960	$2,581	$8,316	$5,290

Net income per share	$0.49	$0.32	$1.02	$0.65

Net income per diluted share	$0.48	$0.32	$1.02	$0.65

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(dollars in thousands)	2021	2020	2021	2020

Net income	$3,960	$2,581	$8,316	$5,290
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains/(losses) arising during the period	806	4,004	(586)	4,282
Less: reclassification for net gains included in net income	(1)	(1)	(1)	(1)
Other comprehensive income/(loss), before tax	805	4,003	(587)	4,281
Tax (expense)/ benefit related to items of other comprehensive income	(238)	(1,184)	174	(1,265)
Total other comprehensive income/(loss)	567	2,819	(413)	3,016
Comprehensive income	$4,527	$5,400	$7,903	$8,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	THREE MONTHS ENDED JUNE 30, 2021 AND 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, April 1, 2020	8,216,714	$25,435	$3,837	$82,521	$2,594	$114,387
Restricted stock forfeited	(900)					0
Restricted stock surrendered for tax withholding	(407)		(6)			(6)
Stock based compensation			126			126
Other comprehensive income					2,819	2,819
Net income				2,581		2,581
Balances, June 30, 2020	8,215,407	$25,435	$3,957	$85,102	$5,413	$119,907

Balances, April 1, 2021	8,235,939	$25,435	$4,279	$95,514	$6,714	131,942
Restricted stock forfeited	(3,300)					0
Restricted stock surrendered for tax withholding	(656)					-
Stock based compensation			151			151
Other comprehensive income					567	567
Net income				3,960		3,960
Balances, June 30, 2021	8,231,983	$25,435	$4,430	$99,474	$7,281	$136,620

	SIX MONTHS ENDED JUNE 30, 2021 AND 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2020	8,210,147	$25,435	$3,777	$80,961	$2,397	$112,570
Restricted stock issued	14,006					0
Restricted stock forfeited	(2,400)					0
Restricted stock surrendered for tax withholding	(6,346)		(106)			(106)
Cash dividends declared $0.135 per share of common stock				(1,149)		(1,149)
Stock based compensation			286			286
Other comprehensive income					3,016	3,016
Net income				5,290		5,290
Balances, June 30, 2020	8,215,407	$25,435	$3,957	$85,102	$5,413	$119,907

Balances, January 1, 2021	8,218,873	$25,435	$4,216	$92,349	$7,694	$129,694
Restricted stock issued	22,207					0
Restricted stock forfeited	(3,300)					0
Restricted stock surrendered for tax withholding	(5,797)		(84)			(84)
Cash dividends declared $0.145 per share of common stock				(1,191)		(1,191)
Stock based compensation			298			298
Other comprehensive loss					(413)	(413)
Net income				8,316		8,316
Balances, June 30, 2021	8,231,983	$25,435	$4,430	$99,474	$7,281	$136,620

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
(dollars in thousands)	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,316	$5,290
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	0	2,310
Increase in deferred fees/costs, net	452	6,133
Depreciation	668	574
Amortization of investment securities, net	211	305
Stock based compensation	298	286
Gain on calls of available for sale securities	(1)	(1)
Earnings on cash surrender value of life insurance	(348)	(350)
(Decrease) increase in interest payable and other liabilities	(346)	413
Decrease (increase) in interest receivable	1,121	(1,322)
Increase in other assets	(936)	(24)
Net cash from operating activities	9,435	13,614

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(33,731)	(67,627)
Purchases of equity securities	(33)	(42)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	13,368	20,084
Investment in LIHTC	(265)	(590)
Net decrease (increase) in loans	69,251	(252,200)
Purchase of FHLB Stock	(735)	0
Purchase of BOLI policies	(3,000)	0
Purchases of premises and equipment	(540)	(636)
Net cash from (used) in investing activities	44,315	(301,011)

CASH FLOWS FROM FINANCING ACTIVITIES:
FHLB advanced funds	0	50,000
FHLB payments	0	(20,000)
Shareholder cash dividends paid	(1,191)	(1,149)
Net increase in demand deposits and savings accounts	245,503	281,307
Net increase (decrease) in time deposits	1,168	(1,372)
Tax withholding payments on vested restricted shares surrendered	(84)	(106)
Net cash from financing activities	245,396	308,680

NET INCREASE IN CASH AND CASH EQUIVALENTS	299,146	21,283

CASH AND CASH EQUIVALENTS, beginning of period	226,656	147,594

CASH AND CASH EQUIVALENTS, end of period	$525,802	$168,877

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$497	$576
Income taxes	$3,515	$2,374

NON-CASH INVESTING ACTIVITIES:
Change in unrealized gain on securities	$(587)	$4,281
Lease right-of-use assets	$(886)	$(55)

NON-CASH FINANCING ACTIVITIES:
Present value of lease obligations	$861	$15

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

The consolidated financial statements include the accounts of the parent company and its wholly-owned bank subsidiary. Unless otherwise stated, the “Company” refers to the consolidated entity, Oak Valley Bancorp, while the “Bank” refers to Oak Valley Community Bank. All material intercompany transactions have been eliminated. The interim consolidated financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six-month periods ended June 30, 2021 are not necessarily indicative of the results of a full year’s operations. Certain prior year amounts have been reclassified to conform to the current year presentation. There was no effect on net income or shareholders’ equity as previously reported as a result of reclassifications. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2020.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles Goodwill and Other (Subtopic 350): Simplifying the Test for Goodwill Impairment. The provisions of the update eliminate the existing second step of the goodwill impairment test which provides for the allocation of reporting unit fair value among existing assets and liabilities, with the net leftover amount representing the implied fair value of goodwill. In replacement of the existing goodwill impairment rule, the update will provide that impairment should be recognized as the excess of any of the reporting unit’s goodwill over the fair value of the reporting unit. Under the provisions of this update, the amount of the impairment is limited to the carrying value of the reporting unit’s goodwill. For public business entities that are Securities and Exchange Commission filers, the amendments of the update became effective in fiscal years beginning after December 15, 2019. The Company adopted the standards update effective January 1, 2020 and evaluates goodwill in accordance with the provisions of the standard. Due to the economic impact that COVID-19 has had on the Company, management concluded that factors such as the decline in macroeconomic conditions have led to the occurrence of a triggering event and therefore an interim impairment test over goodwill was performed as of September 30, 2020. As part of this interim impairment assessment, if the Company concluded that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. Based upon the results of our interim goodwill assessment, we have concluded that an impairment did not exist as of the time of the assessment.

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments that clarifies and improves areas of guidance related to recently issued standards on credit losses, hedging and recognition and measurement. The provisions of this ASU became effective and were adopted by the Company on January 1, 2020. This ASU did not have a material impact on our financial condition or results of operations.

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

NOTE 3 – SECURITIES

Equity Securities

The Company held equity securities with fair values of $3,413,000 and $3,425,000 as of June 30, 2021 and December 31, 2020, respectively. There were no sales of equity securities during the three and six-month periods ended June 30, 2021 and 2020. Consistent with ASU 2016-01, these securities are carried at fair value with the changes in fair value recognized in the condensed consolidated statements of income. Accordingly, the Company recognized no gains or losses during the three months ended June 30, 2021, and a loss of $45,000 during the six months ended June 30, 2021, as compared to gains of $15,000 and $66,000 during the same periods of 2020.

Debt Securities

Debt securities have been classified in the financial statements as available for sale. The amortized cost and estimated fair values of debt securities as of June 30, 2021 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$24,585	$734	$(1)	$25,318
Collateralized mortgage obligations	1,078	16	(27)	1,067
Municipalities	135,034	8,975	(12)	143,997
SBA pools	4,478	21	(12)	4,487
Corporate debt	14,730	290	(71)	14,949
Asset backed securities	46,533	536	(112)	46,957
	$226,438	$10,572	$(235)	$236,775

The following tables detail the gross unrealized losses and fair values of debt securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2021.

(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$5,000	$(1)	$87	$0	$5,087	$(1)
Collateralized mortgage obligations	0	0	525	(27)	525	(27)
Municipalities	3,866	(12)	0	0	3,866	(12)
SBA pools	0	0	2,144	(12)	2,144	(12)
Corporate debt	4,963	(37)	2,466	(34)	7,429	(71)
Asset backed securities	5,547	(13)	11,222	(99)	16,769	(112)
Total temporarily impaired securities	$19,376	$(63)	$16,444	$(172)	$35,820	$(235)

As of June 30, 2021, one corporate debt, three U.S. agencies, four Small Business Administration (“SBA”) pools, one collateralized mortgage obligation and seven asset backed securities make up the total debt securities in an unrealized loss position for greater than 12 months. As of June 30, 2021, four asset backed securities, two corporate debts, one U.S. agency and two municipalities make up the total debt securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and the volatility of the security’s fair value. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to asset backed securities that are backed by federal government guaranteed student loans that are repaying slower than expected due to legislation that allows borrowers to extend payment schedules based on their income level. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities as of June 30, 2021, segregated by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$10,919	$11,075
Due after one year through five years	82,660	87,365
Due after five years through ten years	76,337	80,232
Due after ten years	56,522	58,103
	$226,438	$236,775

The amortized cost and estimated fair values of debt securities as of December 31, 2020 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$22,802	$892	$(2)	$23,692
Collateralized mortgage obligations	1,250	18	(45)	1,223
Municipalities	115,706	9,896	0	125,602
SBA pools	5,027	6	(25)	5,008
Corporate debt	14,229	308	(185)	14,352
Asset backed securities	47,226	392	(331)	47,287
	$206,240	$11,512	$(588)	$217,164

The following tables detail the gross unrealized losses and fair values aggregated of debt securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2020.

(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$94	$(1)	$251	$(1)	$345	$(2)
Collateralized mortgage obligations	0	0	565	(45)	565	(45)
Municipalities	0	0	0	0	0	0
SBA pools	0	0	3,847	(25)	3,847	(25)
Corporate debt	0	0	6,315	(185)	6,315	(185)
Asset backed securities	11,268	(58)	25,104	(273)	36,372	(331)
Total temporarily impaired securities	$11,362	$(59)	$36,082	$(529)	$47,444	$(588)

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

The Company recognized gains of $1,000 on called securities during the three and six-month periods ended June 30, 2021 and 2020. There were no sales of available-for-sale securities during the six-months ended June 30, 2021 and 2020.

Debt securities carried at $174,081,000 and $147,795,000 as of June 30, 2021 and December 31, 2020, respectively, were pledged to secure deposits of public funds.

NOTE 4 – LOANS

The Company’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of June 30, 2021, approximately 70% of the Company’s loans are commercial real estate loans which include construction loans. Approximately 25% of the Company’s loans are for general commercial uses including professional, retail, and small business. Also included in the commercial and industrial loans in the table below are Paycheck Protection Program loans (as described below) totaling $151,439,000. Additionally, 3% of the Company’s loans are for residential real estate and other consumer loans. The remaining 2% are agriculture loans. Loan totals were as follows:

(in thousands)	June 30, 2021	December 31, 2020
Commercial real estate:
Commercial real estate- construction	$18,383	$32,459
Commercial real estate- mortgages	556,939	540,556
Land	5,156	5,318
Farmland	81,049	82,998
Commercial and industrial	231,494	292,006
Consumer	536	636
Consumer residential	27,614	30,887
Agriculture	22,723	28,255
Total loans	943,894	1,013,115

Less:
Deferred loan fees and costs, net	(5,024)	(4,572)
Allowance for loan losses	(11,327)	(11,297)
Net loans	$927,543	$997,246

Paycheck Protection Program. With the passage of the Paycheck Protection Program (“PPP”), administered by the SBA, the Company assisted its customers with applications for resources through the program. As of April 16, 2020, all $350 billion of the available funds under the First Draw of this program had been allocated. The Treasury Department later announced that an additional $310 billion would be available for second round of the First Draw PPP, which commenced on April 27, 2020 and closed on August 8, 2020. As of December 31, 2020, the PPP remained closed and was not accepting applications, but resumed in January 2021. Also, in January 2021 the SBA began its Second Draw PPP to provide a second PPP loan to small businesses provided they meet specific criteria pertaining to economic hardship. PPP loans have a two-year term if the loan was approved by the SBA prior to June 5, 2020, and loans approved after that date have a five-year term. All PPP loans earn a contractual interest rate of 1%. The Company believes that the vast majority of PPP loans will ultimately be forgiven by the SBA in accordance with the terms of the program, which resulted in loan pay-offs of approximately $33 million during the fourth quarter of 2020, $62 million during the first quarter of 2021 and $99 million during the second quarter of 2021. As of December 31, 2020, the Company had received approvals with the SBA for 1,671 PPP loans representing approximately $244,197,000 in funding under the First Draw PPP, of which $33,375,000 was paid off by the SBA through PPP loan forgiveness, resulting in an outstanding balance of $210,822,000 at December 31, 2020. During the first six months of 2021, the Company received approvals with the SBA for 924 Second Draw PPP loans, representing approximately $100,698,000 in funding, resulting in a total PPP outstanding balance of $151,439,000 at June 30, 2021. As a result of funding the PPP loans, the Company received fee income that is recorded to total interest income net of deferred loan costs, through amortization over the life of the loans. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government, and therefore, no allowance for credit losses has been allocated for PPP loans. Should those circumstances change, the Company could be required to establish additional allowance for credit losses through additional provision for credit loss expense charged to earnings.

COVID-19 Related Loan Payment Deferrals. The COVID-19 Pandemic has negatively impacted the revenue streams of certain borrowers of the Company, and therefore, during the second quarter of 2020 the Company elected to allow these clients to defer payments for a term up to six months. These deferrals were specifically related to the pandemic and the resulting economic hardships. As of December 31, 2020, the Company had no loans for which payments were deferred due to the financial impact of the pandemic, as normal payment schedules had resumed on the deferrals granted during the second quarter of 2020. As of June 30, 2021, one borrowing relationship consisting of 4 loans totaling $8,381,000 has experienced economic hardship related to COVID-19 during 2021 and the bank responded by deferring principal payments, and thus converting the loans to interest-only for the remainder of 2021. After an evaluation of financial stability, no specific loan loss reserve allocation was required on any of these loans at the time of deferral. In accordance with regulatory and accounting guidance, these short-term modifications granted in response to the COVID-19 pandemic are not considered to be troubled debt restructurings.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. As of June 30, 2021 and December 31, 2020, approximately 36% of the outstanding principal balance of commercial real estate loans were secured by owner-occupied properties.

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

Non-accrual loans, segregated by class of loans, were as follows:

(in thousands)	June 30, 2021	December 31, 2020
Commercial real estate:
Commercial real estate- construction	$0	$0
Commercial real estate- mortgages	362	0
Land	0	0
Farmland	0	0
Commercial and industrial	0	0
Consumer	0	0
Consumer residential	0	0
Agriculture	0	0
Total non-accrual loans	$362	$0

Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income of approximately $3,000 and $6,000 in the three and six-month periods ended June 30, 2021, respectively, as compared to $11,000 and $22,000 in the same periods of 2020.

The following table analyzes past due loans including the past due non-accrual loans in the above table, segregated by class of loans, as of June 30, 2021 (in thousands):

June 30, 2021	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$18,383	$18,383	$0
Commercial R.E. - mortgages	0	0	362	362	556,577	556,939	0
Land	0	0	0	0	5,156	5,156	0
Farmland	0	0	0	0	81,049	81,049	0
Commercial and industrial	0	0	0	0	231,494	231,494	0
Consumer	0	0	0	0	536	536	0
Consumer residential	0	0	0	0	27,614	27,614	0
Agriculture	0	0	0	0	22,723	22,723	0
Total	$0	$0	$362	$362	$943,532	$943,894	$0

The following table analyzes past due loans including the past due non-accrual loans in the above table, segregated by class of loans, as of December 31, 2020 (in thousands):

December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	0	0	0	$32,459	$32,459	$0
Commercial R.E. - mortgages	362	0	0	362	540,194	540,556	0
Land	0	0	0	0	5,318	5,318	0
Farmland	0	0	0	0	82,998	82,998	0
Commercial and industrial	0	0	0	0	292,006	292,006	0
Consumer	0	0	0	0	636	636	0
Consumer residential	0	0	0	0	30,887	30,887	0
Agriculture	0	0	0	0	28,255	28,255	0
Total	$362	$0	$0	$362	$1,012,753	$1,013,115	$0

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. There was no interest income realized on impaired loans for the three and six-months ended June 30, 2021 and 2020.

Impaired loans as of June 30, 2021 are set forth in the following table.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance
June 30, 2021
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	362	362	0	362	0
Land	0	0	0	0	0
Farmland	0	0	0	0	0
Commercial and Industrial	0	0	0	0	0
Consumer	0	0	0	0	0
Consumer residential	0	0	0	0	0
Agriculture	0	0	0	0	0
Total	$362	$362	$0	$362	$0

Average recorded investment in impaired loans outstanding as of June 30, 2021 and 2020 is set forth in the following table.

(in thousands)	Average Recorded Investment for the Three Months Ended June 30,		Average Recorded Investment for the Six Months Ended June 30,
	2021	2020	2021	2020
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0
Commercial R.E. - mortgages	362	0	248	0
Land	0	803	0	819
Farmland	0	0	0	0
Commercial and Industrial	0	0	0	0
Consumer	0	0	0	0
Consumer residential	0	137	0	164
Agriculture	0	0	0	0
Total	$362	$940	$248	$983

Impaired loans as of December 31, 2020 are set forth in the following table.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
December 31, 2020
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	0	0	0	0	0	724
Farmland	0	0	0	0	0	0
Commercial and Industrial	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	87
Agriculture	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$811

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

As of June 30, 2021 and December 31, 2020, there were no loans classified as troubled debt restructurings. During the six-months ended June 30, 2021 and 2020, there were no loans that were modified as troubled debt restructurings. There were no loans modified as troubled debt restructurings within the previous twelve months and for which there was a payment default during the six-month periods ended June 30, 2021 and 2020. A loan is considered to be in payment default once it is ninety days contractually past due under the modified terms.

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

●	Issues regarding delinquency, overdrafts, or renewals.
●	Any other issues that cause concern for the company.
●	Loans to individuals or loans supported by guarantors with marginal net worth and/or marginal collateral.
●	Weaknesses that are identified are short-term in nature.
●	Loans in this category are usually accounts the Bank would want to retain providing a positive turnaround can be expected within a reasonable time frame. Grade 4(W) loans are considered Pass.

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

As of June 30, 2021 and December 31, 2020, there are no loans that are classified with risk grades of 8- Loss.

The following table presents weighted average risk grades of the Company’s loan portfolio:

	June 30, 2021	December 31, 2020
	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.00	3.16
Commercial real estate - mortgages	3.08	3.11
Land	3.95	3.94
Farmland	3.08	3.06
Commercial and industrial	3.00	3.02
Consumer	1.66	1.74
Consumer residential	3.01	3.00
Agriculture	3.23	3.05
Total gross loans	3.06	3.08

The following table presents risk grade totals by class of loans as of June 30, 2021 and December 31, 2020. Risk grades 1 through 4(W) have been aggregated in the “Pass” line.

(in thousands)	Commercial R.E. Construction	Commercial R.E. Mortgages	Land	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

June 30, 2021
Pass	$18,383	$547,763	$4,330	$79,034	$230,296	$514	$27,577	$22,723	$930,620
Special mention	-	8,814	826	-	-	-	-	-	9,640
Substandard	-	362	-	2,015	1,198	22	37	-	3,634
Total loans	$18,383	$556,939	$5,156	$81,049	$231,494	$536	$27,614	$22,723	$943,894

December 31, 2020
Pass	$32,459	$531,507	$4,469	$81,972	$290,504	$613	$30,849	$28,007	$1,000,380
Special mention	-	9,049	849	-	-	-	-	-	9,898
Substandard	-	-	-	1,026	1,502	23	38	248	2,837
Total loans	$32,459	$540,556	$5,318	$82,998	$292,006	$636	$30,887	$28,255	$1,013,115

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and six-months ended June 30, 2021 and 2020. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses
For the Three and Six Months Ended June 30, 2021 and 2020

(in thousands)
Three Months Ended June 30, 2021	Commercial Real Estate	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total
Beginning balance	$9,520	$1,015	$19	$336	$422	$11,312
Charge-offs	0	0	(3)	0	0	(3)
Recoveries	16	0	1	1	0	18
Provision for (reversal of) loan losses	(12)	14	0	(23)	21	0
Ending balance	$9,524	$1,029	$17	$314	$443	$11,327

Six Months Ended June 30, 2021
Beginning balance	$9,310	$1,079	$22	$325	$561	$11,297
Charge-offs	0	0	(8)	0	0	(8)
Recoveries	32	0	5	1	0	38
Provision for (reversal of) loan losses	182	(50)	(2)	(12)	(118)	0
Ending balance	$9,524	$1,029	$17	$314	$443	$11,327

Three Months Ended June 30, 2020
Beginning balance	$7,691	$1,068	$33	$328	$466	$9,586
Charge-offs	0	0	(5)	0	0	(5)
Recoveries	0	0	2	0	0	2
Provision for (reversal of) loan losses	1,743	45	4	(7)	75	1,860
Ending balance	$9,434	$1,113	$34	$321	$541	$11,443

Six Months Ended June 30, 2020
Beginning balance	$7,277	$1,000	$38	$306	$525	$9,146
Charge-offs	0	0	(16)	(2)	0	(18)
Recoveries	0	0	4	1	0	5
Provision for loan losses	2,157	113	8	16	16	2,310
Ending balance	$9,434	$1,113	$34	$321	$541	$11,443

The following table details the allowance for loan losses and ending gross loan balances as of June 30, 2021 and December 31, 2020, summarized by collective and individual evaluation methods of impairment.

(in thousands)
June 30, 2021	Commercial Real Estate	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total
Allowance for loan losses for loans:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	9,524	1,029	17	314	443	11,327
	$9,524	$1,029	$17	$314	$443	$11,327

Ending gross loan balances:
Individually evaluated for impairment	$362	$0	$0	$0	$0	$362
Collectively evaluated for impairment	661,165	231,494	536	27,614	22,723	943,532
	$661,527	$231,494	$536	$27,614	$22,723	$943,894

December 31, 2020
Allowance for loan losses for loans:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	9,310	1,079	22	325	561	11,297
	$9,310	$1,079	$22	$325	$561	$11,297

Ending gross loan balances:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	661,331	292,006	636	30,887	28,255	1,013,115
	$661,331	$292,006	$636	$30,887	$28,255	$1,013,115

Changes in the reserve for off-balance-sheet commitments were as follows:

(in thousands)	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020

Balance, beginning of period	$428	$396	$379	$427
Provision (Reversal) to Operations for Off Balance Sheet Commitments	7	23	56	(8)
Balance, end of period	$435	$419	$435	$419

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

At June 30, 2021 and December 31, 2020, loans carried at $943,894,000 and $1,013,115,000, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 5 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The condensed consolidated financial statements include various estimated fair value information as of June 30, 2021 and December 31, 2020. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between levels during the three and six-month periods ended June 30, 2021 and 2020.

Following is a description of valuation methodologies used for assets and liabilities in the tables below:

Cash and cash equivalents — The carrying amounts of cash and cash equivalents approximate their fair value and are considered a level 1 valuation.

Restricted Equity Securities — The carrying amounts of the stock the Company owns in Federal Reserve Bank (“FRB”) and FHLB approximate their fair value and are considered a level 2 valuation.

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

Interest receivable and payable — The carrying amounts of accrued interest approximate their fair value and are considered to be a level 2 valuation.

Off-balance-sheet instruments — Fair values for the Bank’s off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the credit standing of the counterparties. The Company considers the Bank’s off-balance sheet instruments to be a level 3 valuation.

The estimated fair values of the Company’s financial instruments not measured at fair value as of June 30, 2021 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$525,802	$525,802	1
Restricted equity securities	5,493	5,493	2
Loans, net	927,543	937,840	3
Interest receivable	4,568	4,568	2

Financial liabilities:
Deposits	(1,614,480)	(1,614,497)	3
Interest payable	(17)	(17)	2

Off-balance-sheet liabilities:
Commitments and standby letters of credit		1,671	3

The estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2020 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$226,656	$226,656	1
Restricted equity securities	4,757	4,757	2
Loans, net	997,246	1,006,335	3
Interest receivable	5,689	5,689	2

Financial liabilities:
Deposits	(1,367,809)	(1,367,874)	3
Interest payable	(20)	(20)	2

Off-balance-sheet liabilities:
Commitments and standby letters of credit		1,457	3

The following table presents the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the condensed consolidated balance sheets at each respective period end, by level within the fair value hierarchy as of June 30, 2021 and December 31, 2020.

	Fair Value Measurements as of June 30, 2021 Using
(in thousands)	June 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$25,318	$0	$25,318	$0
Collateralized mortgage obligations	1,067	0	1,067	0
Municipalities	143,997	0	143,997	0
SBA pools	4,487	0	4,487	0
Corporate debt	14,949	0	14,949	0
Asset backed securities	46,957	0	46,957	0

Equity Securities:
Mutual fund	$3,413	$3,413	$0	$0

Assets and liabilities measured on a non-recurring basis:
Impaired loans:
Commercial real estate - mortgages	$362	$0	$0	$362

	Fair Value Measurements at December 31, 2020 Using
(in thousands)	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$23,692	$0	$23,692	$0
Collateralized mortgage obligations	1,223	0	1,223	0
Municipalities	125,602	0	125,602	0
SBA pools	5,008	0	5,008	0
Corporate debt	14,352	0	14,352	0
Asset backed securities	47,287	0	47,287	0

Equity Securities:
Mutual fund	$3,425	$3,425	$0	$0

Assets and liabilities measured on a non-recurring basis:	N/A

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

There have been no significant changes in the valuation techniques during the six-month period ended June 30, 2021.

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

The Company’s calculation of basic and diluted EPS for the three and six-month periods ended June 30, 2021 and 2020 are reflected in the tables below.

	THREE MONTHS ENDED
(In thousands)	JUNE 30,
	2021	2020
BASIC EARNINGS PER SHARE

Net income	$3,960	$2,581
Weighted average shares outstanding	8,146	8,124
Net income per common share	$0.49	$0.32

DILUTED EARNINGS PER SHARE

Net income	$3,960	$2,581
Weighted average shares outstanding	8,146	8,124
Effect of dilutive non-vested restricted shares	32	6
Weighted average shares of common stock and common stock equivalents	8,178	8,130
Net income per diluted common share	$0.48	$0.32

	SIX MONTHS ENDED
(In thousands)	JUNE 30,
	2021	2020
BASIC EARNINGS PER SHARE

Net income	$8,316	$5,290
Weighted average shares outstanding	8,140	8,119
Net income per common share	$1.02	$0.65

DILUTED EARNINGS PER SHARE

Net income	$8,316	$5,290
Weighted average shares outstanding	8,140	8,119
Effect of dilutive non-vested restricted shares	32	13
Weighted average shares of common stock and common stock equivalents	8,172	8,132
Net income per diluted common share	$1.02	$0.65

NOTE 7 – RISKS AND UNCERTAINTIES

The coronavirus (“COVID-19”) pandemic and the Federal Reserve's response to the economic challenges has resulted in an uncertain and rapidly evolving economy. In the early stages of the pandemic, a significant portion of staff worked remotely, but essentially all staff have returned to the office as of June 30, 2021. The remote work arrangements did not adversely impact the ability to serve clients and did not have an impact on the Company’s financial reporting systems or the internal controls over financial reporting, disclosures and related procedures.

The most significant impact of COVID-19 on the Company’s business has been to the quality of the loan portfolio and to net interest income as short-term interest rates have sharply declined. The Company has increased the qualitative factors used in the determination of the adequacy of the allowance for loan and lease loss in anticipation of the impact that COVID-19 will have on clients and their ability to fulfill their obligations. There is no certainty that the allowance for loan losses as of June 30, 2021 will be sufficient to absorb the losses that stem from the impact of COVID-19 on the Company’s clients. As the longer-term effects on clients from the COVID-19 pandemic become more apparent, it may be necessary to charge-off some or all of the balance on certain loans and make further provisions to increase the allowance for loan and lease losses. These potential additional provisions for loan and lease losses will have a direct impact upon capital, including the potential need to reevaluate a valuation allowance on our deferred tax asset. At this time, the Company does not expect that there would be any material impairment to the valuation of other long-lived assets, right of use assets, or our investment securities.

Increased demand for liquidity by clients is another impact that could occur should the COVID-19 effects be prolonged. As of June 30, 2021, the Company and the Bank's on-balance sheet liquidity was very strong and combined with contingent liquidity resources, management believes that the Bank has sufficient resources to meet the liquidity needs of its clients. In response to COVID-19, the Federal Reserve has made other provisions that could assist the Bank in satisfying its liquidity needs, such as reducing the reserve requirement to zero, expanding access to the discount window through collateral pledging and extension of term borrowings.

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

Forward-Looking Statements

Some matters discussed in this Form 10-Q may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and therefore may involve risks, uncertainties and other factors which may cause the Company’s actual results to be materially different from the results expressed or implied by the Company’s forward-looking statements.  These statements generally appear with words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” and “expect.”  Although management believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: the credit exposure of certain loan products and other components of our business that could be impacted by the COVID-19 pandemic, changes in monetary, fiscal or tax policy to address the continuing impact of COVID-19, any of which could cause us to incur additional loan losses and adversely affect our results of operations in the future, economic conditions (both generally and in the markets where the Company operates); the continuing impact of the COVID-19 pandemic on our employees and customers; the success of our efforts to mitigate the impact of the COVID-19 pandemic; competition from other providers of financial services offered by the Company; changes in government regulation and legislation; changes in interest rates; material unforeseen changes in the financial stability and liquidity of the Company’s credit customers; risks associated with concentrations in real estate related loans; changes in accounting standards and interpretations; and other risks as may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and which may be beyond the control of the Company. Many of the foregoing risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

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

COVID-19 Impact

The coronavirus (“COVID-19”) pandemic and the Federal Reserve's response to the economic challenges during the 2020 and 2021 has resulted in an uncertain and rapidly evolving economy. In the early stages of the pandemic, a significant portion of staff worked remotely, but essentially all staff have returned to the office as of June 30, 2021. In addition to remote work arrangements, the Company has taken many other measures to protect employees and customers, including, adherence to state mask wearing mandates, social distancing, sanitizing protocols and posting of public safety notices on branch buildings.

The most significant impact of COVID-19 on our business has been to the quality of our loan portfolio and to net interest income as short-term interest rates have sharply declined. The Company has increased the qualitative factors used in the determination of the adequacy of the allowance for loan and lease loss in anticipation of the impact that COVID-19 will have on clients and their ability to fulfill their obligations. There is no certainty that the allowance for loan losses as of June 30, 2021 will be sufficient to absorb the losses that stem from the impact of COVID-19 on the Company’s clients. No loan loss provisions were warranted during the first six months of 2021 because credit quality remained strong with only one outstanding loan with a balance of $362,000 on non-accrual status, and PPP loans do not require a reserve because they are guaranteed by the federal government through the SBA program. The Company funded new PPP loans totaling $101 million under the Second Draw PPP during the first six months of 2021 which partially contributed to total PPP interest and fee income of $2,202,000 and $4,793,000 recorded during the three and six months ended June 30, 2021, respectively. As of June 30, 2021, only one borrowing relationship consisting of 4 loans totaling $8,381,000 has experienced economic hardship related to COVID-19 during 2021 and the Bank responded by deferring principal payments, and thus converting the loans to interest-only for the remainder of 2021. As the longer-term effects on clients from the COVID-19 pandemic become more apparent, it may be necessary to charge-off some or all of the balance on certain loans and make further provisions to increase the allowance for loan and lease losses. These potential additional provisions for loan and lease losses will have a direct impact upon capital, including the potential need to reevaluate a valuation allowance on our deferred tax asset. At this time, the Company does not expect that there would be any material impairment to the valuation of other long-lived assets, right of use assets, or our investment securities. The Company completed its funding of PPP loans during the second quarter of 2021 and does not expect to fund any other PPP loans as the funding phase of the program has expired. The Company expects the vast majority of outstanding PPP loans to be forgiven during 2021, which should result in relatively high levels of loan fees recognized during the third and fourth quarters of 2021, but is expected to drop off significantly in 2022.

Increased demand for liquidity by clients is another impact that could occur should the COVID-19 effects be prolonged. As of June 30, 2021, the Company and the Bank's on-balance sheet liquidity was very strong and combined with contingent liquidity resources, management believes that the Bank has sufficient resources to meet the liquidity needs of its clients. In response to COVID-19, the Federal Reserve has made other provisions that could assist the Bank in satisfying its liquidity needs, such as reducing the reserve requirement to zero, expanding access to the discount window through collateral pledging and extension of term borrowings.

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

Management believes the following were important factors in the Company’s performance during the three and six-month period ended June 30, 2021:

•

The Company recognized net income of $3,960,000 and $8,316,000 for the three and six-month periods ended June 30, 2021, respectively, as compared to $2,581,000 and $5,290,000 for the same periods in 2020. The second quarter and year-to-date net income increase was mainly due to growth of earning assets and corresponding net interest income, and a decrease in loan loss provision.

•

The Company recognized no loan loss provisions during the three and six-month periods ended June 30, 2021, as compared to $1,860,000 and $2,310,000 for the comparable periods of 2020. No provisions were warranted during the first six months of 2021 because core loans, which exclude PPP loans, decreased by $9 million year-to-date, and PPP loans do not require a reserve, as they are guaranteed by the SBA.

•

Net interest income increased $842,000 or 7.6% and 2,856,000 or 13.4% for the three and six-month periods ended June 30, 2021, respectively, compared to the same periods in 2020. The increase was primarily due to an increase in earning assets including PPP loans, which earned interest and fees of $2,202,000 and $4,793,000 during the three and six-months ended June 30, 2021, respectively, which was offset by lower yields on all earning assets due to the FOMC rate cuts in March 2020.

•

Non-interest income increased by $382,000 or 37.3% and $273,000 or 11.8% for the three and six-months ended June 30, 2021, respectively, as compared to the same periods in 2020. The increase was primarily due to an increase in service charges on deposit accounts, an increase in debit card transaction fees, and a decrease in the unrealized loss on one equity security.

•

Non-interest expense increased by $1,341,000 or 19.5% and $1,612,000 or 11.3% for the three and six-month periods ended June 30, 2021, respectively, as compared to the same periods in 2020. The increase was primarily due to staffing increases and general operating costs related to servicing the growing loan and deposit portfolios, and a reduction in deferred costs associated with funded PPP loans recorded against salary expense.

•

Total assets increased $252,986,000 or 16.7%, total net loans decreased by $69,703,000 or 7.0% and investment securities increased by $19,599,000 or 8.9% in each case from December 31, 2020 to June 30, 2021, while deposits increased by $246,671,000 or 18.0% for the same period. Consequently, cash and cash equivalent balances increased by $299,146,000. The June 30, 2021 balance sheet totals were bolstered by the $151 million outstanding in PPP loans that began to fund during the second quarter of 2020. Total funding since commencement of the PPP loan program was $345 million and as of June 30, 2021, we’ve received $194 million in forgiveness payments from the SBA. The PPP loans consequently increased total deposits, as the PPP funded amounts were credited directly to the borrowers’ deposit accounts.

Income Summary

For the three and six-month periods ended June 30, 2021, the Company recorded net income of $3,960,000 and $8,316,000, respectively, representing increases of $1,379,000 and $3,026,000, as compared to the same periods in 2020.  Return on average assets (annualized) was 0.93% and 1.02% for the three and six-months ended June 30, 2021, respectively, as compared to 0.75% and 0.84% for the same periods in 2020.  Annualized return on average common equity was 11.77% and 12.59% for the three and six-months ended June 30, 2021, respectively, as compared to 8.80% and 9.15% for the same periods in 2020. Net income before provisions for income taxes increased by $1,743,000 and $3,827,000 for the three and six-month periods ended June 30, 2021, respectively, from the comparable 2020 periods.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

(In thousands)	Effect on Pre-Tax Income	Effect on Pre-Tax Income
	Increase (Decrease)	Increase (Decrease)
	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Change from 2020 to 2021 in:
Net interest income	$842	$2,856
Provision for loan losses	1,860	2,310
Non-interest income	382	273
Non-interest expense	(1,341)	(1,612)
Change in net income before income taxes	$1,743	$3,827

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three and six-month periods ended June 30, 2021, net interest income was $11,988,000 and $24,230,000, respectively, which represented increases of $842,000 or 7.6% and $2,856,000 or 13.4%, from the comparable periods in 2020. The increase was primarily due to an increase in earning assets including PPP loans which earned interest and fees of $2,202,000 and $4,793,000 during the three and six-months ended June 30, 2021, respectively, compared to $1,092,000 in both the three and six-month periods of 2020.

The net interest margin (net interest income as a percentage of average interest earning assets) was 3.09% and 3.56% for the three and six-month periods ended June 30, 2021, respectively, compared to 3.55% and 3.72% for the same periods in 2020. The decrease in net interest margin is primarily due to strong deposit growth resulting in high levels of low-yielding cash equivalent balances, and the negative impact that the FOMC interest rate cuts had on our yield on earning assets. The PPP loan production further compressed the interest margin because PPP loans earn an interest rate of only 1%. Earning asset yield decreased by 49 and 51 basis points for the three and six-month periods ended June 30, 2021, respectively, as compared to the same periods of 2020. Lessening this downward trend, was the deployment of low yielding cash equivalent balances into the organic loan portfolio and investment security portfolio.

The cost of funds on interest-bearing liabilities decreased by 5 and 7 basis points for the three and six-month periods of 2020, respectively, as compared to the same periods in 2020. The Company continues to recognize strong core deposit growth as evidenced by the increase in average non-interest-bearing demand deposit balances of $162 million, for the six-month period ended June 30, 2021, as compared to the same period of 2020. Deposit balances were bolstered by the PPP loans, as the funded amounts were credited directly to the borrowers’ deposit accounts.

Net interest income has already been impacted by the COVID-19 since early 2020 and certain risks still exist. Net interest income has in fact steadily increased since the pandemic began, however this is primarily due to interest and fees on PPP loans which is only temporary and there may be additional negative effects to net interest income related to the pandemic. First, interest rates declined sharply at the end of the first quarter of 2020 causing a reduction in the yield on our earning assets which will continue as assets mature and reprice. Second, if the economy worsens to the point of another economic recession, it could reduce the demand for loans and cause credit quality deterioration leading to more non-accrual loans, for which interest income is not recognized. Third, an increase in demand for liquidity by our clients could result in a decrease in deposits and force us to rely on our lines of credit, which could potentially increase our cost of funds. As of June 30, 2021, the Company and the Bank's on-balance sheet liquidity was very strong and combined with our contingent liquidity resources, we believe that the Bank has sufficient resources to meet the liquidity needs of our clients.

The following tables show the relative impact of changes in average balances of interest earning assets and interest-bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three and six-month periods ended June 30, 2021 and 2020:

Net Interest Analysis

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)
Assets:
Earning assets:
Gross loans (1) (2)	$992,690	$10,886	4.40%	$935,119	$9,842	4.22%
Investment securities (2)	222,176	1,529	2.76%	240,900	1,833	3.05%
Federal funds sold	33,970	7	0.08%	19,261	4	0.08%
Interest-earning deposits	337,739	76	0.09%	92,890	29	0.13%
Total interest-earning assets	1,586,575	12,498	3.16%	1,288,170	11,708	3.65%
Total noninterest earning assets	112,411			90,695
Total Assets	1,698,986			1,378,865
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	368,301	122	0.13%	283,008	119	0.17%
Money market deposits	350,887	91	0.10%	263,398	103	0.16%
Savings deposits	139,639	17	0.05%	94,190	11	0.05%
Time deposits $250,000 and under	21,812	15	0.28%	19,582	14	0.29%
Time deposits over $250,000	17,359	14	0.32%	17,755	28	0.63%
Other Borrowings	0	0	0.00%	41,099	32	0.31%
Total interest-bearing liabilities	897,998	259	0.12%	719,032	307	0.17%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	567,522			527,059
Other liabilities	98,527			15,110
Total noninterest-bearing liabilities	666,049			542,169
Shareholders' equity	134,939			117,664
Total liabilities and shareholders' equity	$1,698,986			$1,378,865
Net interest income		$12,239			$11,401
Net interest spread (3)			3.04%			3.47%
Net interest margin (4)			3.09%			3.55%

(1)  Loan fees have been included in the calculation of interest income.

(2) Yields and interest income on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

(5) Annual interest rates are computed by dividing the interest income/expense by the number of days in the period multiplied by 365.

	Six months ended June 30, 2021			Six months ended June 30, 2020
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)
Assets:
Earning assets:
Gross loans (1) (2)	$1,008,330	$22,092	4.42%	$845,169	$18,654	4.43%
Investment securities (2)	215,206	2,986	2.80%	217,441	3,342	3.08%
Federal funds sold	32,360	14	0.09%	16,424	46	0.56%
Interest-earning deposits	275,581	125	0.09%	95,665	396	0.83%
Total interest-earning assets	1,531,477	25,217	3.32%	1,174,699	22,438	3.83%
Total noninterest earning assets	107,735			86,050
Total assets	1,639,212			1,260,749
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	353,990	224	0.13%	268,356	296	0.22%
Money market deposits	336,688	181	0.11%	249,744	204	0.16%
Savings deposits	133,066	33	0.05%	88,652	21	0.05%
Time deposits $250,000 and under	21,811	30	0.28%	19,761	27	0.27%
Time deposits over $250,000	16,863	28	0.33%	17,521	57	0.64%
Other Borrowings	0	0	0.00%	20,549	32	0.31%
Total interest-bearing liabilities	862,418	496	0.12%	664,913	637	0.19%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	627,510			465,184
Other liabilities	16,092			14,752
Total noninterest-bearing liabilities	643,602			479,936
Shareholders' equity	133,192			115,900
Total liabilities and shareholders' equity	$1,639,212			$1,260,749
Net interest income		$24,721			$21,801
Net interest spread (3)			3.20%			3.64%
Net interest margin (4)			3.26%			3.72%

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

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest-bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three and six-month periods ended June 30, 2021 and 2020.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

(In thousands)

	For the Three Months Ended
	June 30, 2021 vs 2020
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$606	$438	$1,044
Investment securities (2)	(142)	(162)	(304)
Federal funds sold	3	0	3
Interest-earning deposits	76	(29)	47
Total interest income	$543	$247	$790

Interest expense:
Interest-earning DDA	36	(33)	3
Money market deposits	34	(46)	(12)
Savings deposits	5	1	6
Time deposits $250,000 and under	2	(1)	1
Time deposits over $250,000	(1)	(13)	(14)
Other Borrowings	(32)	0	(32)
Total interest expense	$44	$(92)	$(48)

Change in net interest income	$499	$339	$838

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

The table above reflects an increase of $499,000 in net interest income due to growth of earning asset balances combined with the overall change in mix of balances during the second quarter of 2021 as compared to the same period of 2020. Changes in earning asset yields and rates on interest-bearing liabilities resulted in an increase of $339,000 to net interest income, over the same period. This increase was mainly due to interest and fees on PPP loans as described above.

	For the Six Months Ended June 30,
	2021 vs 2020
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$3,601	$(163)	$3,438
Investment securities (2)	(34)	(322)	(356)
Federal funds sold	45	(77)	(32)
Interest-earning deposits	746	(1,017)	(271)
Total interest income	$4,358	$(1,579)	$2,779

Interest expense:
Interest-earning DDA	$94	$(166)	$(72)
Money market deposits	71	(94)	(23)
Savings deposits	11	1	12
Time deposits $250,000 and under	3	0	3
Time deposits over $250,000	(2)	(27)	(29)
Other Borrowings	(32)	0	(32)
Total interest expense	$145	$(286)	$(141)

Change in net interest income	$4,213	$(1,293)	$2,920

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

The table above reflects an increase of $4,213,000 in net interest income due to growth of earning asset balances combined with the overall change in mix of balances during the first six months of 2021 as compared to the same periods of 2021. The decrease in earning asset yields and rates on interest-bearing liabilities triggered by recent FOMC rate cuts resulted in a decrease of $1,293,000 to net interest income, over the same period.

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

The Company recorded no loan loss provisions during the three and six-months ended June 30, 2021, as compared to $1,860,000 and $2,310,000 during the same periods of 2020. No loan loss provisions were warranted during the first six months of 2021 because credit quality remained strong with only one outstanding loan with a balance of $362,000 on non-accrual status. The gross loan decrease during the quarter was mainly related to PPP loans, which do not require a reserve because they are guaranteed by the federal government through the SBA program. The provisions recorded during 2020 were primarily due to the impact of the COVID-19 pandemic. Management reviewed the qualitative factors within the allowance for loan loss calculation and determined that a macro-economic adjustment was necessary to account for the potential negative impact of the financial strain that is being experienced by certain borrowers. Management will continue to closely monitor the economic impacts to our loan portfolio and may need to make further qualitative adjustments depending on the severity and longevity of the COVID-19 pandemic. In particular, the loan loss provision of $1.86 million during the three months ended June 30, 2020 was mainly attributable to qualitative risk factor adjustments corresponding to the COVID-19 pandemic.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three and six-month periods ended June 30, 2021, non-interest income was $1,405,000 and $2,580,000, respectively, representing increases of $382,000 or 37.3% and 273,000 or 11.8%, compared to the same periods in 2020. The increase is partially due to higher debit card transaction fee income as business and consumer spending patterns have shifted to electronic payment methods amid the COVID-19 pandemic.

The following tables show the major components of non-interest income:

(in thousands)	For the Three Months Ended June 30,
	2021	2020	$ change	% change
Service charges on deposits	$323	$269	$54	20.1%
Debit card transaction fee income	427	312	115	36.9%
Earnings on cash surrender value of life insurance	184	176	8	4.5%
Mortgage commissions	52	6	46	766.7%
Gains on calls of available-for-sale securities	1	1	0	0.0%
Other income	418	259	159	61.4%
Total non-interest income	$1,405	$1,023	$382	37.3%

(in thousands)	For the Six Months Ended June 30,
	2021	2020	$ change	% change
Service charges on deposits	$618	$656	$(38)	-5.8%
Debit card transaction fee income	808	607	201	33.1%
Earnings on cash surrender value of life insurance	348	350	(2)	-0.6%
Mortgage commissions	84	51	33	64.7%
Gains on calls of available-for-sale securities	1	1	0	0.0%
Other income	721	642	79	12.3%
Total non-interest income	$2,580	$2,307	$273	11.8%

Service charges on deposits increased by $54,000 and decreased by $38,000 for the three and six-months ended June 30, 2021, respectively, compared to the same periods in 2020. The second quarter increase was due to strong growth of our core customer base and corresponding service fee income related to servicing loan and deposit accounts. The year-to-date decrease was due to higher deposit account balances corresponding to PPP loans and government stimulus payments, coupled with changes in customer spending patterns amid the COVID-19 pandemic resulting in lower overdraft fees in 2021 compared to 2020.

Debit card transaction fee income increased by $115,000 and $201,000 for the three and six-months ended June 30, 2021, respectively, compared to the same periods in 2020. The increase during 2021 is attributable to changes in business and consumer spending patterns have shifted to electronic payment methods amid the COVID-19 pandemic.

Earnings on cash surrender value of life insurance increased by $8,000 and decreased by $2,000 for the three and six-months ended June 30, 2021, respectively, compared to the same periods in 2020, corresponding to normal fluctuations in yields paid from the insurance carriers.

Mortgage commissions increased by $46,000 and $33,000 for the three and six-months ended June 30, 2021, respectively, as compared to the same periods of 2020, as the demand for home purchases and refinancing has increased from last year.

Other income increased by $159,000 and $79,000 for the three and six-month periods ended June 30, 2021, respectively, as compared to the same periods of 2020, mainly due to an increase in investment advisory fee income.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

(in thousands)	For the Three Months Ended June 30,
	2021	2020	$ Change	% Change
Salaries and employee benefits	$5,052	$3,947	$1,105	28.0%
Occupancy expenses	985	886	99	11.2%
Data processing fees	531	505	26	5.1%
Regulatory assessments (FDIC & DFPI)	132	72	60	83.3%
Other operating expenses	1,515	1,464	51	3.5%
Total non-interest expense	$8,215	$6,874	$1,341	19.5%

(in thousands)	For the Six Months Ended June 30,
	2021	2020	$ Change	% Change
Salaries and employee benefits	$9,795	$8,548	$1,247	14.6%
Occupancy expenses	1,951	1,754	197	11.2%
Data processing fees	1,025	999	26	2.6%
Regulatory assessments (FDIC & DFPI)	249	102	147	144.1%
Other operating expenses	2,915	2,920	(5)	-0.2%
Total non-interest expense	$15,935	$14,323	$1,612	11.3%

Non-interest expenses increased by $1,341,000 or 19.5% and $1,612,000 or 11.3% for the three and six-months ended June 30, 2021, respectively, as compared to the same periods of 2020.  Salaries and employee benefits increased $1,105,000 and $1,247,000 for the three and six-months ended June 30, 2021, respectively, as compared to the same periods of 2020. The increase is due to additional staffing expense required to support the continued loan and deposit growth and a decrease in deferred cost adjustments on funded PPP loans that are recorded against salary expense.

Occupancy expenses increased by $99,000 and $197,000 for the three and six-months ended June 30, 2021, respectively, as compared to the same periods of 2020, mainly due to depreciation expense on new ATM machines that were placed into service during the second quarter of 2020.

Data processing fees increased by $26,000 for the three and six-month periods ended June 30, 2021 and 2020. The number of loan and deposit accounts has increased resulting in the slight increase which was partially offset by a lower pricing structure that was negotiated with our third-party core service provider.

FDIC and California Department of Financial Protection and Innovation (DFPI) regulatory assessments increased by $60,000 and $147,000 for the three and six-months ended June 30, 2021, respectively as compared to the same periods in 2020.  In January 2019, the FDIC sent notification that small banks less than $10 billion would receive assessment credits for the portion of their assessments that contributed to the growth in the Deposit Insurance Fund Reserve Ratio from 1.15% to 1.35%, to be applied when the reserve ratio reached 1.38%. That threshold was met in the early part of 2019 and therefore the Company did not recognize any expense for FDIC assessments during the last six months of 2019 and the first quarter of 2020. The Company resumed its expense accrual during the second quarter of 2020, when the credit was fully utilized. Additionally, the initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC and the Company’s risk profile has remained at stable levels in 2020 and 2021 thus far, resulting in a relatively low assessment rate. However, management recognizes that it could be offset by deposit growth throughout the remainder of 2021 and into 2022, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis.

Other expense increased by $51,000 and decreased by $5,000 for the three and six-months ended June 30, 2021, respectively, as compared to the same periods in 2020, due to increases in a variety of general operating expenses which is typical given the Company’s business portfolios continued expansion.

Management anticipates that non-interest expense will continue to increase as the Company continues to grow.  However, management remains committed to cost-control and efficiency, and expects to keep these increases to a minimum relative to growth.

Income Taxes

The Company reported provisions for income taxes of $1,218,000 and $2,559,000 for the three and six-month periods ended June 30, 2021, respectively, representing increases of $364,000 and $801,000 compared to the provisions reported in the comparable periods of 2020. The effective income tax rate on income from continuing operations was 23.5% for the three and six-months ended June 30, 2021, compared to 24.9% for the comparable periods of 2020. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, bank owned life insurance and certain tax-exempt loans). The disparity between the effective tax rates for 2021 as compared to 2020 is primarily due to tax credits from low income housing projects as well as tax free-income on municipal securities and loans that comprised a larger proportion of pre-tax income in 2021 as compared to 2020.

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

Non-accrual loans totaled $362,000 and $0 as of June 30, 2021 and December 31, 2020, respectively.  The non-accrual loans as of June 30, 2021 are loans made to one borrower for commercial real estate. As of June 30, 2021 and December 31, 2020, the Company did not have any loans classified as troubled debt restructurings.

OREO as of June 30, 2021 and December 31, 2020 consisted of one property, a residential land property acquired through foreclosure that was written down to a zero balance because the public utilities have not been obtainable, therefore, rendering these land lots unmarketable at this time. There were no sales, acquisitions or fair value adjustments of OREO properties during the first six months of 2021 and 2020.

The following table presents information about the Bank’s non-performing assets, including asset quality ratios as of June 30, 2021 and December 31, 2020:

Non-Performing Assets

(in thousands)	June 30,	December 31,
	2021	2020
Loans in non-accrual status	$362	$0
Loans past due 90 days or more and accruing	0	0
Total non-performing loans	362	0
Other real estate owned	0	0
Total non-performing assets	$362	$0

Allowance for loan losses	$11,327	$11,297

Asset quality ratios:
Non-performing assets to total assets	0.02%	0.00%
Non-performing loans to total loans	0.04%	0.00%
Allowance for loan losses to total loans	1.20%	1.12%
Allowance for loan losses to total non-performing loans	3129.16%	NA

Non-performing assets increased by $362,000 as of June 30, 2021, as compared to December 31, 2020, due to one commercial real estate loan that was placed on non-accrual status during the first quarter due to delinquent payments.

Allowance for Loan and Lease Losses

Due to credit risk inherent in the lending business, the Company routinely sets aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges for the outstanding loan portfolio have been credited to the allowance for loan losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company recorded no loan loss provisions during the three and six-months ended June 30, 2021, as compared to $1,860,000 and $2,310,000 in the same periods of 2020.

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

The allowance for loan losses increased by $30,000 to $11,327,000 as of June 30, 2021, as compared to $11,297,000 as of December 31, 2020, due to net loan recoveries of $30,000 during the first six months of 2021. These factors combined with the decrease in the gross loan balance resulted in an increase in the allowance for loan losses as a percentage of total loans to 1.20% as of June 30, 2021, as compared to 1.12% as of December 31, 2020. This increase is mainly due to paydowns of the PPP loans outstanding at June 30, 2021 that do not require a loan loss reserve as they are guaranteed by the federal government through the SBA program.

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

Although management believes the allowance as of June 30, 2021 was adequate to absorb probable losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on the Company’s service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of June 30, 2021, and December 31, 2020, the Company had $525,802,000 and $226,656,000, respectively, in cash and cash equivalents.

Investment Securities

Management of the investment securities portfolio focuses on providing an adequate level of liquidity and establishing an interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk. Investment securities that the Company intends to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale or equity securities.  Currently, all of the investment securities are classified as available-for-sale except for one mutual fund classified as an equity security with a carrying value of $3,413,000 as of June 30, 2021. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. The carrying values of equity securities are adjusted for unrealized gains or losses through noninterest income in the consolidated statement of income.

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

Deposits

Total deposits as of June 30, 2021 were $1,614,480,000, a $246,671,000 or 18.0% increase from the deposit total of $1,367,809,000 as of December 31, 2020.  Average deposits increased by $359,831,000 to $1,489,928,000 for the six-month period ended June 30, 2021 as compared to the same period in 2020, mainly due to core deposit growth as the PPP Program provided opportunities to win the business of various business clients. PPP loan funds were consequently credited directly to borrowers’ deposit accounts. Management believes the Company attracted deposits due to the safety and soundness of the Bank and our focus on customer service.

Deposits Outstanding

	June 30,	December 31,	Six Month Change
(in thousands)	2021	2020	$	%

Demand	$1,075,111	$907,913	167,198	18.4%
MMDA	360,265	301,506	58,759	19.5%
Savings	140,098	120,552	19,546	16.2%
Time < $250K	21,619	16,134	5,485	34.0%
Time > $250K	17,387	21,704	(4,317)	(19.9%)
	$1,614,480	$1,367,809	$246,671	18.0%

Because the Company’s client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Seven clients carry deposit balances of more than 1% of total deposits, but none had a deposit balance of more than 3% of total deposits as of June 30, 2021. Management believes that the Company’s funding concentration risk is not significant and is mitigated by the ample sources of funds the Bank has access to.

Since the deposit growth strategy emphasizes core deposit growth, the Company has avoided relying on brokered deposits as a consistent source of funds. The Company had no brokered deposits as of June 30, 2021 and December 31, 2020.

Borrowings

Although deposits are the primary source of funds for lending and investment activities and for general business purposes, the Company may obtain advances from the Federal Home Loan Bank (“FHLB”) as an alternative to retail deposit funds. The Company took out a $50 million FHLB advance in April 2020 in anticipation of funding a large volume of PPP loans, which was fully paid off during July 2020. As of June 30, 2021 and December 31, 2020, there were no outstanding FHLB advances or borrowings of any kind, as the Company continues to rely on deposit growth as its primary source of funding. See “Liquidity Management” below for the details on the FHLB borrowings program.

Capital Ratios

The Company is regulated by the FRB and is subject to the securities registration and public reporting regulations of the Securities and Exchange Commission. As a California state-chartered bank, the Company’s banking subsidiary is subject to primary supervision, examination and regulation by the DFPI and the Federal Reserve Board. The Federal Reserve Board is the primary federal regulator of state member banks. The Bank is also subject to regulation by the FDIC, which insures the Bank’s deposits as permitted by law. Management is not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on the Company’s or Bank’s liquidity, capital resources, or operations.

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

The following tables present a comparison of our actual capital ratios to the minimum required ratios as of the dates indicated:

(in thousands)			Regulatory
	Actual		Minimum (1)
Capital ratios for Bank:	Amount	Ratio	Amount	Ratio

As of June 30, 2021
Total capital (to Risk- Weighted Assets)	$137,219	13.7%	$104,980	>10.5%
Tier I capital (to Risk- Weighted Assets)	$125,457	12.6%	$84,984	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$125,457	12.6%	$69,986	>7.0%
Tier I capital (to Average Assets)	$125,457	7.5%	$67,404	>4.0%

As of December 31, 2020
Total capital (to Risk- Weighted Assets)	$129,654	13.1%	$103,632	>10.5%
Tier I capital (to Risk- Weighted Assets)	$117,978	12.0%	$83,893	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$117,978	12.0%	$69,088	>7.0%
Tier I capital (to Average Assets)	$117,978	8.0%	$59,306	>4.0%

Capital ratios for the Company:

As of June 30, 2021
Total capital (to Risk- Weighted Assets)	$137,407	13.7%	$104,986	>10.5%
Tier I capital (to Risk- Weighted Assets)	$125,645	12.6%	$84,989	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$125,645	12.6%	$69,991	>7.0%
Tier I capital (to Average Assets)	$125,645	7.5%	$67,409	>4.0%

As of December 31, 2020
Total capital (to Risk- Weighted Assets)	$129,936	13.2%	$103,637	>10.5%
Tier I capital (to Risk- Weighted Assets)	$118,260	12.0%	$83,896	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$118,260	12.0%	$69,091	>7.0%
Tier I capital (to Average Assets)	$118,260	8.0%	$59,309	>4.0%

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

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, the Company maintains a portion of funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. The Company obtains funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings. The Company’s primary use of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common and preferred stockholders. The Company’s liquid assets as of June 30, 2021 were $601.1 million compared to $336.6 million as of December 31, 2020.  The Company’s liquidity level measured as the percentage of liquid assets to total assets was 34.1% as of June 30, 2021, compared to 22.3% as of December 31, 2020. Liquid assets increased during the first six months of 2021, mainly due to the deposit increase of $246.7 million, resulting in higher levels of cash. Management anticipates that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for operating, investing and financing needs and regulatory liquidity requirements for at least the next twelve months. Management monitors the Company’s liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, the Company relies on advances from the FHLB to supplement the supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of the loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of June 30, 2021, the Company’s borrowing capacity from the FHLB was approximately $331.4 million and there were no outstanding advances. The Company also maintains 2 lines of credit with correspondent banks to purchase up to $70 million in federal funds, for which there were no advances as of June 30, 2021.

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

As of June 30, 2021 and December 31, 2020, the Company had commitments to extend credit of $167.1 million and $145.7 million, respectively, which includes obligations under letters of credit of $3.4 million and $2.9 million, respectively.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For qualitative and quantitative disclosures about market risk, please see the sections entitled “Market Risk” and “Interest Rate Management” in Item 7 of the Company’s 2020 Annual Report on Form 10-K. As of June 30, 2021, the Company’s exposures to market risk have not changed materially since December 31, 2020. We will continue to monitor our exposures to market risk in light of the COVID-19 pandemic.

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

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the Evaluation Date. We have not experienced any significant impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. The design of our processes and controls allow for remote execution with accessibility to secure data. We are continually monitoring and assessing the COVID-19 situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.

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

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on June 30, 2021.

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

101*

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets at June 30, 2021 (Unaudited) and December 31, 2020, (ii) Condensed Consolidated Statements of Income for the three-month periods ended June 30, 2021 and March 31, 2020 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three-month periods ended June 30, 2021 and March 31, 2020 (Unaudited), (iv) Condensed Consolidated Statements of Changes of Shareholders’ Equity for the three-month periods ended June 30, 2021 and March 31, 2020 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three-month periods ended June 30, 2021 and March 31, 2020 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oak Valley Bancorp
Date: August 13, 2021	By:	/s/ JEFFREY A. GALL
Jeffrey A. Gall
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)