Form 10-Q
period 2021-09-30
Oak Valley Bancorp
filed 2021-11-10
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,239,099 shares of common stock outstanding as of November 4, 2021.

Oak Valley Bancorp

September 30, 2021

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	2

Condensed Consolidated Balance Sheets at September 30, 2021 (Unaudited) and December 31, 2020		2

Condensed Consolidated Statements of Income for the three and nine-month periods ended September 30, 2021 and September 30, 2020 (Unaudited)		3

Condensed Consolidated Statements of Comprehensive Income for the three and nine-month periods ended September 30, 2021 and September 30, 2020 (Unaudited)		4

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine-month periods ended September 30, 2021 and September 30, 2020 (Unaudited)		5

Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2021 and September 30, 2020 (Unaudited)		6

Notes to Condensed Consolidated Financial Statements		7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

PART II – OTHER INFORMATION		41

Item 1.	Legal Proceedings	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	42

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)	September 30,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$623,408	$193,571
Federal funds sold	58,705	33,085
Cash and cash equivalents	682,113	226,656

Securities - available for sale	241,687	217,164
Securities - equity investments	3,406	3,425
Loans, net of allowance for loan losses of $11,351 and $11,297 at September 30, 2021 and December 31, 2020, respectively	858,233	997,246
Cash surrender value of life insurance	28,856	25,325
Bank premises and equipment, net	15,444	15,770
Goodwill and other intangible assets, net	3,671	3,740
Interest receivable and other assets	23,349	22,152

	$1,856,759	$1,511,478

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$1,701,180	$1,367,809
Interest payable and other liabilities	15,791	13,975
Total liabilities	1,716,971	1,381,784

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,239,099 and 8,218,873 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	25,435	25,435
Additional paid-in capital	4,544	4,216
Retained earnings	102,833	92,349
Accumulated other comprehensive income, net of tax	6,976	7,694
Total shareholders’ equity	139,788	129,694

	$1,856,759	$1,511,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020
INTEREST INCOME
Interest and fees on loans	$11,982	$10,302	$34,030	$28,912
Interest on securities	1,344	1,398	3,881	4,356
Interest on federal funds sold	12	4	27	51
Interest on deposits with banks	205	25	330	421
Total interest income	13,543	11,729	38,268	33,740

INTEREST EXPENSE
Deposits	247	272	742	877
FHLB advances	0	2	0	34
Total interest expense	247	274	742	911

Net interest income	13,296	11,455	37,526	32,829
Provision for loan losses	0	193	0	2,503

Net interest income after provision for loan losses	13,296	11,262	37,526	30,326

NON-INTEREST INCOME
Service charges on deposits	320	303	939	959
Debit card transaction fee income	442	365	1,250	971
Earnings on cash surrender value of life insurance	183	174	531	524
Mortgage commissions	52	27	136	78
Gains on calls of available-for-sale securities	0	0	1	1
Other	306	359	1,026	1,002
Total non-interest income	1,303	1,228	3,883	3,535

NON-INTEREST EXPENSE
Salaries and employee benefits	5,205	4,410	15,000	12,958
Occupancy expenses	989	951	2,940	2,705
Data processing fees	526	533	1,551	1,532
Regulatory assessments (FDIC & DFPI)	141	111	390	213
Other operating expenses	1,546	1,496	4,461	4,416
Total non-interest expense	8,407	7,501	24,342	21,824

Net income before provision for income taxes	6,192	4,989	17,067	12,037

Total provision for income taxes	1,638	1,241	4,197	2,999
Net Income	$4,554	$3,748	$12,870	$9,038

Net income per share	$0.56	$0.46	$1.58	$1.11

Net income per diluted share	$0.56	$0.46	$1.57	$1.11

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2021	2020	2021	2020

Net income	$4,554	$3,748	$12,870	$9,038
Other comprehensive income:
Unrealized (losses)/gains on securities:
Unrealized holding (losses)/Gains arising during the period	(433)	1,916	(1,019)	6,198
Less: reclassification for net gains included in net income	0	0	(1)	(1)
Other comprehensive (loss)/Income, before tax	(433)	1,916	(1,020)	6,197
Tax benefit/(expense) related to items of other comprehensive income	128	(566)	302	(1,831)
Total other comprehensive (loss)/Income	(305)	1,350	(718)	4,366
Comprehensive income	$4,249	$5,098	$12,152	$13,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, July 1, 2020	8,215,407	$25,435	$3,957	$85,102	$5,413	$119,907
Restricted stock issued	3,750					0
Restricted stock surrendered for tax withholding	(284)		(3)			(3)
Cash dividends declared $0.140 per share of common stock				(1,150)		(1,150)
Stock based compensation			130			130
Other comprehensive income					1,350	1,350
Net income				3,748		3,748
Balances, September 30, 2020	8,218,873	$25,435	$4,084	$87,700	$6,763	$123,982

Balances, July 1, 2021	8,231,983	$25,435	$4,430	$99,474	$7,281	136,620
Restricted stock issued	9,000					0
Restricted stock forfeited	(1,200)					-
Restricted stock surrendered for tax withholding	(684)		(23)			(23)
Cash dividends declared $0.145 per share of common stock				(1,195)		(1,195)
Stock based compensation			137			137
Other comprehensive loss					(305)	(305)
Net income				4,554		4,554
Balances, September 30, 2021	8,239,099	$25,435	$4,544	$102,833	$6,976	$139,788

	NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2020	8,210,147	$25,435	$3,777	$80,961	$2,397	$112,570
Restricted stock issued	17,756					0
Restricted stock forfeited	(2,400)					0
Restricted stock surrendered for tax withholding	(6,630)		(109)			(109)
Cash dividends declared $0.135 per share of common stock				(2,299)		(2,299)
Stock based compensation			416			416
Other comprehensive income					4,366	4,366
Net income				9,038		9,038
Balances, September 30, 2020	8,218,873	$25,435	$4,084	$87,700	$6,763	$123,982

Balances, January 1, 2021	8,218,873	$25,435	$4,216	$92,349	$7,694	$129,694
Restricted stock issued	31,207					0
Restricted stock forfeited	(4,500)					0
Restricted stock surrendered for tax withholding	(6,481)		(108)			(108)
Cash dividends declared $0.145 per share of common stock				(2,386)		(2,386)
Stock based compensation			436			436
Other comprehensive loss					(718)	(718)
Net income				12,870		12,870
Balances, September 30, 2021	8,239,099	$25,435	$4,544	$102,833	$6,976	$139,788

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,870	$9,038
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	0	2,503
(Decrease) Increase in deferred fees/costs, net	(2,046)	5,391
Depreciation	993	870
Amortization of investment securities, net	340	444
Stock based compensation	436	416
Gain on calls of available for sale securities	(1)	(1)
Earnings on cash surrender value of life insurance	(531)	(524)
Increase in interest payable and other liabilities	2,346	11
Decrease (Increase) in interest receivable	1,888	(1,836)
(Increase) Decrease in other assets	(1,979)	63
Net cash from operating activities	14,316	16,375

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(43,509)	(67,627)
Purchases of equity securities	(48)	(62)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	17,694	36,498
Investment in LIHTC	(530)	(1,416)
Net Decrease (increase) in loans	141,059	(276,016)
Purchase of FHLB Stock	(735)	0
Purchase of BOLI policies	(3,000)	0
Purchases of premises and equipment	(667)	(1,397)
Net cash from (used) in investing activities	110,264	(310,020)

CASH FLOWS FROM FINANCING ACTIVITIES:
FHLB advanced funds	0	50,000
FHLB payments	0	(50,000)
Shareholder cash dividends paid	(2,386)	(2,299)
Net increase in demand deposits and savings accounts	332,485	296,292
Net increase (decrease) in time deposits	886	(5,033)
Tax withholding payments on vested restricted shares surrendered	(108)	(109)
Net cash from financing activities	330,877	288,851

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	455,457	(4,794)

CASH AND CASH EQUIVALENTS, beginning of period	226,656	147,594

CASH AND CASH EQUIVALENTS, end of period	$682,113	$142,800

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$740	$909
Income taxes	$4,035	$2,754

NON-CASH INVESTING ACTIVITIES:
Real estate acquired through foreclosure	$0	$137
Change in unrealized gain on securities	$(1,020)	$6,197
Lease right-of-use assets	$(2,234)	$(538)

NON-CASH FINANCING ACTIVITIES:
Present value of lease obligations	$2,204	$487

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Oak Valley Bancorp (“the Company”, “us”, “our”) is the parent holding company for Oak Valley Community Bank (the “Bank”).  The consolidated financial statements include the accounts of the parent company and its wholly-owned bank subsidiary. Unless otherwise stated, the “Company” refers to the consolidated entity, Oak Valley Bancorp, while the “Bank” refers to Oak Valley Community Bank. All material intercompany transactions have been eliminated. The interim consolidated financial statements included in this report are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine-month periods ended September 30, 2021 are not necessarily indicative of the results of a full year’s operations. Certain prior year amounts have been reclassified to conform to the current year presentation. There was no effect on net income or shareholders’ equity as previously reported as a result of reclassifications. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2020.

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

In August 2021, FASB issued ASU 2021-06 – Presentation of Financial Statements (Topic 205), Financial Services- Depository and Lending (Topic 942, and Financial Services- Investment Companies (Topic 946). This Accounting Standards Update amends various SEC paragraphs pursuant to the issuance of SEC Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses. This ASU became effective upon issuance in August 2021. This ASU did not have a material impact on our consolidated financial statements.

NOTE 3 – SECURITIES

Equity Securities

The Company held equity securities with fair values of $3,406,000 and $3,425,000 as of September 30, 2021 and December 31, 2020, respectively. There were no sales of equity securities during the three and nine-month periods ended September 30, 2021 and 2020. Consistent with ASU 2016-01, these securities are carried at fair value with the changes in fair value recognized in the condensed consolidated statements of income. Accordingly, the Company recognized losses of $23,000 and $68,000 during the three and nine months ended September 30, 2021, respectively, as compared to a loss of $7,000 and a gain of $59,000 during the same periods of 2020.

Debt Securities

Debt securities have been classified in the financial statements as available for sale. The amortized cost and estimated fair values of debt securities as of September 30, 2021 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$22,890	$662	$(1)	$23,551
Collateralized mortgage obligations	997	13	(21)	989
Municipalities	140,667	8,766	(124)	149,309
SBA pools	3,975	19	(9)	3,985
Corporate debt	17,425	298	(96)	17,627
Asset backed securities	45,829	500	(103)	46,226
	$231,783	$10,258	$(354)	$241,687

The following tables detail the gross unrealized losses and fair values of debt securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2021.

(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$17	0	80	(1)	$97	$(1)
Collateralized mortgage obligations	0	0	510	(21)	510	(21)
Municipalities	14,077	(124)	0	0	14,077	(124)
SBA pools	0	0	1,921	(9)	1,921	(9)
Corporate debt	2,955	(45)	2,449	(51)	5,404	(96)
Asset backed securities	10,018	(38)	7,580	(65)	17,598	(103)
Total temporarily impaired securities	$27,067	$(207)	$12,540	$(147)	$39,607	$(354)

As of September 30, 2021, one corporate debt, three U.S. agencies, four Small Business Administration (“SBA”) pools, one collateralized mortgage obligation and five asset backed securities make up the total debt securities in an unrealized loss position for greater than 12 months. As of September 30, 2021, five asset backed securities, one corporate debt, one U.S. agency and six municipalities make up the total debt securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and the volatility of the security’s fair value. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to asset backed securities that are backed by federal government guaranteed student loans that are repaying slower than expected due to legislation that allows borrowers to extend payment schedules based on their income level. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities as of September 30, 2021, segregated by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	13,518	13,740
Due after one year through five years	87,108	92,029
Due after five years through ten years	76,667	79,838
Due after ten years	54,490	56,080
	$231,783	$241,687

The amortized cost and estimated fair values of debt securities as of December 31, 2020 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$22,802	$892	$(2)	$23,692
Collateralized mortgage obligations	1,250	18	(45)	1,223
Municipalities	115,706	9,896	0	125,602
SBA pools	5,027	6	(25)	5,008
Corporate debt	14,229	308	(185)	14,352
Asset backed securities	47,226	392	(331)	47,287
	$206,240	$11,512	$(588)	$217,164

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

The Company recognized gains on called securities of $0 and $1,000 during the three and nine-months periods ended September 30, 2021 and 2020. There were no sales of available-for-sale securities during the nine-months ended September 30, 2021 and 2020.

Debt securities carried at $190,998,000 and $147,795,000 as of September 30, 2021 and December 31, 2020, respectively, were pledged to secure deposits of public funds.

NOTE 4 – LOANS

The Company’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of September 30, 2021, approximately 77% of the Company’s loans are commercial real estate loans which include construction loans. Approximately 17% of the Company’s loans are for general commercial uses including professional, retail, and small business. Also included in the commercial and industrial loans in the table below are Paycheck Protection Program loans (as described below) totaling $66,532,000. Additionally, 3% of the Company’s loans are for residential real estate and other consumer loans. The remaining 3% are agriculture loans. Loan totals were as follows:

(in thousands)	September 30, 2021	December 31, 2020
Commercial real estate:
Commercial real estate- construction	$17,387	$32,459
Commercial real estate- mortgages	573,223	540,556
Land	3,797	5,318
Farmland	74,964	82,998
Commercial and industrial	149,559	292,006
Consumer	493	636
Consumer residential	27,539	30,887
Agriculture	25,148	28,255
Total loans	872,110	1,013,115

Less:
Deferred loan fees and costs, net	(2,526)	(4,572)
Allowance for loan losses	(11,351)	(11,297)
Net loans	$858,233	$997,246

Paycheck Protection Program. With the passage of the Paycheck Protection Program (“PPP”), administered by the SBA, the Company assisted its customers with applications for resources through the program. As of April 16, 2020, all $350 billion of the available funds under the First Draw of this program had been allocated. The Treasury Department later announced that an additional $310 billion would be available for second round of the First Draw PPP, which commenced on April 27, 2020 and closed on August 8, 2020. As of December 31, 2020, the PPP remained closed and was not accepting applications, but resumed in January 2021. Also, in January 2021 the SBA began its Second Draw PPP to provide a second PPP loan to small businesses provided they meet specific criteria pertaining to economic hardship. PPP loans have a two-year term if the loan was approved by the SBA prior to June 5, 2020, and loans approved after that date have a five-year term. All PPP loans earn a contractual interest rate of 1%. The Company believes that the vast majority of PPP loans will ultimately be forgiven by the SBA in accordance with the terms of the program, which resulted in loan pay-offs of approximately $33 million during the fourth quarter of 2020, $62 million during the first quarter of 2021, $99 million during the second quarter of 2021, and $85 million during the third quarter of 2021. As of December 31, 2020, the Company had received approvals with the SBA for 1,671 PPP loans representing approximately $244,197,000 in funding under the First Draw PPP, of which $33,375,000 was paid off by the SBA through PPP loan forgiveness, resulting in an outstanding balance of $210,822,000 at December 31, 2020. During the first six months of 2021, the Company received approvals with the SBA for 924 Second Draw PPP loans, representing approximately $100,698,000 in funding. PPP outstanding balances totaled $66,532,000 at September 30, 2021. As a result of funding the PPP loans, the Company received fee income that is recorded to total interest income net of deferred loan costs, through amortization over the life of the loans. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government, and therefore, no allowance for credit losses has been allocated for PPP loans. Should those circumstances change, the Company could be required to establish additional allowance for credit losses through additional provision for credit loss expense charged to earnings.

COVID-19 Related Loan Payment Deferrals. The COVID-19 Pandemic has negatively impacted the revenue streams of certain borrowers of the Company, and therefore, during the second quarter of 2020 the Company elected to allow these clients to defer payments for a term up to six months. These deferrals were specifically related to the pandemic and the resulting economic hardships. As of December 31, 2020, the Company had no loans for which payments were deferred due to the financial impact of the pandemic, as normal payment schedules had resumed on the deferrals granted during the second quarter of 2020. As of September 30, 2021, one borrowing relationship consisting of 3 loans totaling $8,057,000 has experienced economic hardship related to COVID-19 during 2021 and the bank responded by deferring principal payments, and thus converting the loans to interest-only for the remainder of 2021. After an evaluation of financial stability, no specific loan loss reserve allocation was required on any of these loans at the time of deferral. In accordance with regulatory and accounting guidance, these short-term modifications granted in response to the COVID-19 pandemic are not considered to be troubled debt restructurings.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. As of September 30, 2021 and December 31, 2020, approximately 36% of the outstanding principal balance of commercial real estate loans were secured by owner-occupied properties.

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

No loans were on non-accrual status as of September 30, 2021 and December 31, 2020, as compared to $757,000 as of September 30, 2020. Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income of approximately $9,000 and $29,000 in the three and nine-month periods ended September 30, 2020, respectively.

The following table analyzes past due loans including the past due non-accrual loans in the above table, segregated by class of loans, as of September 30, 2021 (in thousands):

September 30, 2021	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total	Greater Than 90 Days Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$17,387	$17,387	$0
Commercial R.E. - mortgages	0	0	0	0	573,223	573,223	0
Land	0	0	0	0	3,797	3,797	0
Farmland	0	0	0	0	74,964	74,964	0
Commercial and industrial	0	0	0	0	149,559	149,559	0
Consumer	0	0	0	0	493	493	0
Consumer residential	0	0	0	0	27,539	27,539	0
Agriculture	0	0	0	0	25,148	25,148	0
Total	$0	$0	$0	$0	$872,110	$872,110	$0

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

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. There were no impaired loans as of September 30, 2021. There was no interest income realized on impaired loans for the three and nine-months ended September 30, 2021 and 2020.

Average recorded investment in impaired loans outstanding as of September 30, 2021 and 2020 is set forth in the following table.

(in thousands)	Average Recorded Investment for the Three Months Ended September 30,		Average Recorded Investment for the Nine Months Ended September 30,
	2021	2020	2021	2020
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0
Commercial R.E. - mortgages	169	0	221	0
Land	0	769	0	802
Farmland	0	0	0	0
Commercial and Industrial	0	0	0	0
Consumer	0	0	0	0
Consumer residential	0	22	0	117
Agriculture	0	0	0	0
Total	$169	$791	$221	$919

Impaired loans as of December 31, 2020 are set forth in the following table.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
December 31, 2020
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	0	0	0	0	0	724
Farmland	0	0	0	0	0	0
Commercial and Industrial	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	87
Agriculture	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$811

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

As of September 30, 2021 and December 31, 2020, there were no loans classified as troubled debt restructurings. During the nine-months ended September 30, 2021 and 2020, there were no loans that were modified as troubled debt restructurings. There were no loans modified as troubled debt restructurings within the previous twelve months and for which there was a payment default during the nine-month periods ended September 30, 2021 and 2020. A loan is considered to be in payment default once it is ninety days contractually past due under the modified terms.

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

As of September 30, 2021 and December 31, 2020, there are no loans that are classified with risk grades of 8- Loss.

The following table presents weighted average risk grades of the Company’s loan portfolio:

	September 30, 2021	December 31, 2020
	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.00	3.16
Commercial real estate - mortgages	3.08	3.11
Land	3.43	3.94
Farmland	3.04	3.06
Commercial and industrial	3.00	3.02
Consumer	1.77	1.74
Consumer residential	3.01	3.00
Agriculture	3.21	3.05
Total gross loans	3.06	3.08

The following table presents risk grade totals by class of loans as of September 30, 2021 and December 31, 2020. Risk grades 1 through 4(W) have been aggregated in the “Pass” line.

(in thousands)	Commercial R.E. Construction	Commercial R.E. Mortgages	Land	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

September 30, 2021
Pass	$17,387	$564,410	$2,982	$74,177	$148,638	$471	$27,503	$25,148	$860,716
Special mention	-	8,813	815	-	-	-	-	-	9,628
Substandard	-	-	-	787	921	22	36	-	1,766
Total loans	$17,387	$573,223	$3,797	$74,964	$149,559	$493	$27,539	$25,148	$872,110

December 31, 2020
Pass	$32,459	$531,507	$4,469	$81,972	$290,504	$613	$30,849	$28,007	$1,000,380
Special mention	-	9,049	849	-	-	-	-	-	9,898
Substandard	-	-	-	1,026	1,502	23	38	248	2,837
Total loans	$32,459	$540,556	$5,318	$82,998	$292,006	$636	$30,887	$28,255	$1,013,115

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

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine-months ended September 30, 2021 and 2020. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses
For the Three and Nine Months Ended September 30, 2021 and 2020

(in thousands)
Three Months Ended September 30, 2021	Commercial Real Estate	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total
Beginning balance	$9,524	$1,029	$17	$314	$443	$11,327
Charge-offs	0	0	(7)	0	0	(7)
Recoveries	30	0	1	0	0	31
Provision for (reversal of) loan losses	(129)	39	5	46	39	0
Ending balance	$9,425	$1,068	$16	$360	$482	$11,351

Nine Months Ended September 30, 2021
Beginning balance	$9,310	$1,079	$22	$325	$561	$11,297
Charge-offs	0	0	(15)	0	0	(15)
Recoveries	62	0	6	1	0	69
Provision for (reversal of) loan losses	53	(11)	3	34	(79)	0
Ending balance	$9,425	$1,068	$16	$360	$482	$11,351

Three Months Ended September 30, 2020
Beginning balance	$9,434	$1,113	$34	$321	$541	$11,443
Charge-offs	0	0	(5)	0	0	(5)
Recoveries	0	0	4	0	0	4
Provision for (reversal of) loan losses	265	(46)	(11)	16	(31)	193
Ending balance	$9,699	$1,067	$22	$337	$510	$11,635

Nine Months Ended September 30, 2020
Beginning balance	$7,277	$1,000	$38	$306	$525	$9,146
Charge-offs	0	0	(22)	(2)	0	(24)
Recoveries	0	0	9	1	0	10
Provision for (reversal of) loan losses	2,422	67	(3)	32	(15)	2,503
Ending balance	$9,699	$1,067	$22	$337	$510	$11,635

The following table details the allowance for loan losses and ending gross loan balances as of September 30, 2021 and December 31, 2020, summarized by collective and individual evaluation methods of impairment.

(in thousands)	Commercial	Commercial		Consumer
September 30, 2021	Real Estate	and Industrial	Consumer	Residential	Agriculture	Total
Allowance for loan losses for loans:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	9,425	1,068	16	360	482	11,351
	$9,425	$1,068	$16	$360	$482	$11,351

Ending gross loan balances:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	669,371	149,559	493	27,539	25,148	872,110
	$669,371	$149,559	$493	$27,539	$25,148	$872,110

December 31, 2020
Allowance for loan losses for loans:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	9,310	1,079	22	325	561	11,297
	$9,310	$1,079	$22	$325	$561	$11,297

Ending gross loan balances:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	661,331	292,006	636	30,887	28,255	1,013,115
	$661,331	$292,006	$636	$30,887	$28,255	$1,013,115

Changes in the reserve for off-balance-sheet commitments were as follows:

(in thousands)	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020

Balance, beginning of period	$435	$419	$379	$427
Provision (Reversal) to Operations for Off Balance Sheet Commitments	17	(32)	73	(40)
Balance, end of period	$452	$387	$452	$387

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

At September 30, 2021 and December 31, 2020, loans carried at $872,110,000 and $1,013,115,000, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 5 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The condensed consolidated financial statements include various estimated fair value information as of September 30, 2021 and December 31, 2020. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between levels during the three and nine-month periods ended September 30, 2021 and 2020.

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

The estimated fair values of the Company’s financial instruments not measured at fair value as of September 30, 2021 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$682,113	$682,113	1
Restricted equity securities	5,493	5,493	2
Loans, net	858,233	866,845	3
Interest receivable	3,801	3,801	2

Financial liabilities:
Deposits	(1,701,180)	(1,701,197)	3
Interest payable	(18)	(18)	2

Off-balance-sheet liabilities:
Commitments and standby letters of credit	1,717	1,717	3

The estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2020 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$226,656	$226,656	1
Restricted equity securities	4,757	4,757	2
Loans, net	997,246	1,006,335	3
Interest receivable	5,689	5,689	2

Financial liabilities:
Deposits	(1,367,809)	(1,367,874)	3
Interest payable	(20)	(20)	2

Off-balance-sheet liabilities:
Commitments and standby letters of credit		1,457	3

The following table presents the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the condensed consolidated balance sheets at each respective period end, by level within the fair value hierarchy as of September 30, 2021 and December 31, 2020.

	Fair Value Measurements as of September 30, 2021 Using
(in thousands)	September 30, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$23,551	$0	$23,551	$0
Collateralized mortgage obligations	989	0	989	0
Municipalities	149,309	0	149,309	0
SBA pools	3,985	0	3,985	0
Corporate debt	17,627	0	17,627	0
Asset backed securities	46,226	0	46,226	0

Equity Securities:
Mutual fund	$3,406	$3,406	$0	$0

Assets and liabilities measured on a non-recurring basis:	N/A

	Fair Value Measurements at December 31, 2020 Using
(in thousands)	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$23,692	$0	$23,692	$0
Collateralized mortgage obligations	1,223	0	1,223	0
Municipalities	125,602	0	125,602	0
SBA pools	5,008	0	5,008	0
Corporate debt	14,352	0	14,352	0
Asset backed securities	47,287	0	47,287	0

Equity Securities:
Mutual fund	$3,425	$3,425	$0	$0

Assets and liabilities measured on a non-recurring basis:	N/A

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

There have been no significant changes in the valuation techniques during the nine-month period ended September 30, 2021.

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

The Company’s calculation of basic and diluted EPS for the three and nine-month periods ended September 30, 2021 and 2020 are reflected in the tables below.

	THREE MONTHS ENDED
(In thousands)	SEPTEMBER 30,
	2021	2020
BASIC EARNINGS PER SHARE

Net income	$4,554	$3,748
Weighted average shares outstanding	8,148	8,126
Net income per common share	$0.56	$0.46

DILUTED EARNINGS PER SHARE

Net income	$4,554	$3,748
Weighted average shares outstanding	8,148	8,126
Effect of dilutive non-vested restricted shares	35	8
Weighted average shares of common stock and common stock equivalents	8,183	8,134
Net income per diluted common share	$0.56	$0.46

	NINE MONTHS ENDED
(In thousands)	SEPTEMBER 30,
	2021	2020
BASIC EARNINGS PER SHARE

Net income	$12,870	$9,038
Weighted average shares outstanding	8,143	8,122
Net income per common share	$1.58	$1.11

DILUTED EARNINGS PER SHARE

Net income	$12,870	$9,038
Weighted average shares outstanding	8,143	8,122
Effect of dilutive non-vested restricted shares	33	11
Weighted average shares of common stock and common stock equivalents	8,176	8,133
Net income per diluted common share	$1.57	$1.11

NOTE 7 – RISKS AND UNCERTAINTIES

The coronavirus (“COVID-19”) pandemic and the Federal Reserve's response to the economic challenges has resulted in an uncertain and rapidly evolving economy. In the early stages of the pandemic, a significant portion of staff worked remotely, but essentially all staff have returned to the office as of September 30, 2021. The remote work arrangements did not adversely impact the ability to serve clients and did not have an impact on the Company’s financial reporting systems or the internal controls over financial reporting, disclosures and related procedures.

The most significant impact of COVID-19 on the Company’s business has been to the quality of the loan portfolio and to net interest income as short-term interest rates have sharply declined. The Company has increased the qualitative factors used in the determination of the adequacy of the allowance for loan and lease loss in anticipation of the impact that COVID-19 will have on clients and their ability to fulfill their obligations. There is no certainty that the allowance for loan losses as of September 30, 2021 will be sufficient to absorb the losses that stem from the impact of COVID-19 on the Company’s clients. As the longer-term effects on clients from the COVID-19 pandemic become more apparent, it may be necessary to charge-off some or all of the balance on certain loans and make further provisions to increase the allowance for loan and lease losses. These potential additional provisions for loan and lease losses will have a direct impact upon capital, including the potential need to reevaluate a valuation allowance on our deferred tax asset. At this time, the Company does not expect that there would be any material impairment to the valuation of other long-lived assets, right of use assets, or our investment securities.

Increased demand for liquidity by clients is another impact that could occur should the COVID-19 effects be prolonged. As of September 30, 2021, the Company and the Bank's on-balance sheet liquidity was very strong and combined with contingent liquidity resources, management believes that the Bank has sufficient resources to meet the liquidity needs of its clients. In response to COVID-19, the Federal Reserve has made other provisions that could assist the Bank in satisfying its liquidity needs, such as reducing the reserve requirement to zero, expanding access to the discount window through collateral pledging and extension of term borrowings.

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

Oak Valley Community Bank (“the Bank”) is an insured bank under the Federal Deposit Insurance Act and is a member of the Federal Reserve.  Since its formation, the Bank has provided basic banking services to individuals and business enterprises in Oakdale, California and the surrounding areas. The focus of the Bank is to offer a range of commercial banking services designed for both individuals and small to medium-sized businesses in the Central Valley and the Eastern Sierras.

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

COVID-19 Impact and Outlook

The coronavirus (“COVID-19”) pandemic and the Federal Reserve's response to the economic challenges during the 2020 and 2021 has resulted in an uncertain and rapidly evolving economy. In the early stages of the pandemic, a significant portion of staff worked remotely, but essentially all staff have returned to the office as of September 30, 2021. In addition to remote work arrangements, the Company has taken many other measures to protect employees and customers, including, adherence to state mask wearing mandates, social distancing, sanitizing protocols and posting of public safety notices on branch buildings.

The most significant impact of COVID-19 on our business has been to the quality of our loan portfolio and to net interest income as short-term interest rates have sharply declined. The Company has increased the qualitative factors used in the determination of the adequacy of the allowance for loan and lease loss in anticipation of the impact that COVID-19 will have on clients and their ability to fulfill their obligations. There is no certainty that the allowance for loan losses as of September 30, 2021 will be sufficient to absorb the losses that stem from the impact of COVID-19 on the Company’s clients. No loan loss provisions were warranted during the first nine months of 2021 because credit quality remained strong as evidenced by no non-accrual loans as of September 30, 2021. Furthermore, PPP loans do not require a reserve because they are guaranteed by the federal government through the SBA program. The Company funded new PPP loans totaling $101 million under the Second Draw PPP during the first six months of 2021, which partially contributed to total PPP interest and fee income of $2,679,000 and $7,472,000 recorded during the three and nine months ended September 30, 2021, respectively. The Company completed its funding of PPP loans during the second quarter of 2021 and does not expect to fund any other PPP loans as the funding phase of the program has expired. The majority of outstanding PPP loans was forgiven during the first nine months of 2021, which resulted in relatively high levels of loan fees, but is expected to drop off significantly starting with the fourth quarter of 2021. Of the $345 million in total PPP loans funded during 2020 and 2021, $66 million remained outstanding with unrecognized net fee income of $2,060,000 as of September. The Company expects the remaining net fee income to be recognized during the fourth quarter of 2021 and fiscal year 2022 Compared to the third quarter of 2020, net interest margin compressed due to an increase in low-yielding cash balances driven by deposit growth and PPP loan forgiveness payments, combined with the Federal Open Market Committee (“FOMC”) rate cuts in March 2020, which continue to adversely impact earning asset yields as they reprice or mature.

As of September 30, 2021, only one borrowing relationship consisting of 3 loans totaling $8,057,000 has experienced economic hardship related to COVID-19 during 2021 and the Bank responded by deferring principal payments, and thus converting the loans to interest-only for the remainder of 2021. As the longer-term effects on clients from the COVID-19 pandemic become more apparent, it may be necessary to charge-off some or all of the balance on certain loans and make further provisions to increase the allowance for loan and lease losses. These potential additional provisions for loan and lease losses will have a direct impact upon capital, including the potential need to reevaluate a valuation allowance on our deferred tax asset. At this time, the Company does not expect that there would be any material impairment to the valuation of other long-lived assets, right of use assets, or our investment securities.

Increased demand for liquidity by clients is another impact that could occur should the COVID-19 effects be prolonged. As of September 30, 2021, the Company and the Bank's on-balance sheet liquidity was very strong and combined with contingent liquidity resources, management believes that the Bank has sufficient resources to meet the liquidity needs of its clients. In response to COVID-19, the Federal Reserve has made other provisions that could assist the Bank in satisfying its liquidity needs, such as reducing the reserve requirement to zero, expanding access to the discount window through collateral pledging and extension of term borrowings.

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

The Company bases the allowance for loan losses on an estimation of probable losses inherent in the loan portfolio. The Company’s methodology for assessing loan loss allowances is intended to reduce the differences between estimated and actual losses and involves a detailed analysis of the loan portfolio in three phases:

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

The Company files income tax returns in the U.S. federal jurisdiction, and the state of California. The Company is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years before 2017.

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

Management believes the following were important factors in the Company’s performance during the three and nine-month periods ended September 30, 2021:

•

The Company recognized net income of $4,554,000 and $12,870,000 for the three and nine-month periods ended September 30, 2021, respectively, as compared to $3,748,000 and $9,038,000 for the same periods in 2020. The third quarter and year-to-date net income increase was mainly due to growth of earning assets, loan interest and fees recognized on PPP loans, and a decrease in loan loss provision.

•

The Company recognized no loan loss provisions during the three and nine-month periods ended September 30, 2021, as compared to $193,000 and $2,503,000 for the comparable periods of 2020. No provisions were warranted during the first nine months of 2021 because core loans, which exclude PPP loans, increased by only $3.3 million year-to-date, and PPP loans do not require a reserve, as they are guaranteed by the SBA.

•

Net interest income increased $1,841,000 or 16.1% and $4,697,000 or 14.3% for the three and nine-month periods ended September 30, 2021, respectively, compared to the same periods in 2020. The increase was primarily due to an increase in earning assets including PPP loans, which earned interest and fees of $2,679,000 and $7,472,000 during the three and nine-months ended September 30, 2021, respectively. This growth was offset in part by lower yields on all earning assets due to the FOMC rate cuts in March 2020.

•

Non-interest income increased by $75,000 or 6.1% and $348,000 or 9.8% for the three and nine-months ended September 30, 2021, respectively, as compared to the same periods in 2020. The increase was primarily due to an increase debit card transaction fees, and commissions on mortgage loans.

•

Non-interest expense increased by $906,000 or 12.1% and $2,518,000 or 11.5% for the three and nine-month periods ended September 30, 2021, respectively, as compared to the same periods in 2020. The increase was primarily due to staffing increases and general operating costs related to servicing the growing loan and deposit portfolios, and a reduction in deferred costs associated with funded PPP loans recorded against salary expense.

•

Total assets increased $345,281,000 or 22.8%, total net loans decreased by $139,013,000 or 13.9% and investment securities increased by $24,504,000 or 11.1% in each case from December 31, 2020 to September 30, 2021, while deposits increased by $333,371,000 or 24.4% for the same period. Consequently, cash and cash equivalent balances increased by $455,457,000. The September 30, 2021 balance sheet totals were bolstered by the $67 million outstanding in PPP loans that began to fund during the second quarter of 2020. Total funding since commencement of the PPP loan program was $345 million and as of September 30, 2021, we’ve received $278 million in forgiveness payments from the SBA. The PPP loans consequently increased total deposits, as the PPP funded amounts were credited directly to the borrowers’ deposit accounts.

Income Summary

For the three and nine-month periods ended September 30, 2021, the Company recorded net income of $4,554,000 and $12,870,000, respectively, representing increases of $806,000 and $3,832,000, as compared to the same periods in 2020.  Return on average assets (annualized) was 1.00% and 1.01% for the three and nine-months ended September 30, 2021, respectively, as compared to 1.04% and 0.91% for the same periods in 2020.  Annualized return on average common equity was 13.01% and 12.74% for the three and nine-months ended September 30, 2021, respectively, as compared to 12.19% and 10.21% for the same periods in 2020. Net income before provisions for income taxes increased by $1,203,000 and $5,030,000 for the three and nine-month periods ended September 30, 2021, respectively, from the comparable 2020 periods.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

(In thousands)	Effect on Pre-Tax Income	Effect on Pre-Tax Income
	Increase (Decrease)	Increase (Decrease)
	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Change from 2020 to 2021 in:
Net interest income	$1,841	$4,697
Provision for loan losses	193	2,503
Non-interest income	75	348
Non-interest expense	(906)	(2,518)
Change in net income before income taxes	$1,203	$5,030

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three and nine-month periods ended September 30, 2021, net interest income was $13,296,000 and $37,526,000, respectively, which represented increases of $1,841,000 or 16.1% and $4,697,000 or 14.3%, from the comparable periods in 2020. The increase was primarily due to an increase in earning assets including PPP loans which earned interest and fees of $2,679,000 and $7,472,000 during the three and nine-months ended September 30, 2021, respectively, compared to $1,479,000 and $2,570,000 in the same periods of 2020.

The net interest margin (net interest income as a percentage of average interest earning assets) was 3.17% and 3.22% for the three and nine-month periods ended September 30, 2021, respectively, compared to 3.44% and 3.62% for the same periods in 2020. The decrease in net interest margin is primarily due to strong deposit growth resulting in high levels of low-yielding cash equivalent balances, and the negative impact that the FOMC interest rate cuts had on our yield on earning assets. Earning asset yield decreased by 30 and 43 basis points for the three and nine-month periods ended September 30, 2021, respectively, as compared to the same periods of 2020. Lessening this downward trend, was the deployment of low yielding cash equivalent balances into the organic loan portfolio and investment security portfolio.

The cost of funds on interest-bearing liabilities decreased by 5 and 7 basis points for the three and nine-month periods of 2020, respectively, as compared to the same periods in 2020. The Company continues to recognize strong core deposit growth as evidenced by the increase in average non-interest-bearing demand deposit balances of $157 million, for the nine-month period ended September 30, 2021, as compared to the same period of 2020. Deposit balances were bolstered by the PPP loans, as the funded amounts were credited directly to the borrowers’ deposit accounts.

Net interest income has already been impacted by the COVID-19 since early 2020 and certain risks still exist. Net interest income has in fact steadily increased since the pandemic began, however this is primarily due to interest and fees on PPP loans which is only temporary, given that $279 million of the $345 million in funded PPP loans have been forgiven as of September 30, 2021. There is potential for additional negative effects to net interest income related to the pandemic. First, interest rates declined sharply at the end of the first quarter of 2020 causing a reduction in the yield on our earning assets which will continue as assets mature and reprice. Second, if the economy worsens to the point of another economic recession, it could reduce the demand for loans and cause credit quality deterioration leading to more non-accrual loans, for which interest income is not recognized. Third, an increase in demand for liquidity by our clients could result in a decrease in deposits and force us to rely on our lines of credit, which could potentially increase our cost of funds. As of September 30, 2021, the Company and the Bank's on-balance sheet liquidity was very strong and combined with our contingent liquidity resources, we believe that the Bank has sufficient resources to meet the liquidity needs of our clients.

The following tables show the relative impact of changes in average balances of interest earning assets and interest-bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three and nine-month periods ended September 30, 2021 and 2020:

Net Interest Analysis

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)
Assets:
Earning assets:
Gross loans (1) (2)	$908,666	$12,003	5.24%	$1,014,675	$10,324	4.04%
Investment securities (2)	229,831	1,583	2.73%	229,400	1,630	2.82%
Federal funds sold	38,896	13	0.13%	20,754	4	0.08%
Interest-earning deposits	521,117	205	0.16%	85,622	25	0.12%
Total interest-earning assets	1,698,510	13,804	3.22%	1,350,451	11,983	3.52%
Total noninterest earning assets	114,257			84,279
Total Assets	1,812,767			1,434,730
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	396,837	107	0.11%	307,303	117	0.15%
Money market deposits	366,955	94	0.10%	282,631	112	0.16%
Savings deposits	145,003	17	0.05%	105,126	14	0.05%
Time deposits $250,000 and under	22,012	15	0.27%	14,255	15	0.42%
Time deposits over $250,000	17,171	14	0.32%	20,275	14	0.27%
Other Borrowings	0	0	0.00%	2,332	2	0.34%
Total interest-bearing liabilities	947,978	247	0.10%	731,922	274	0.15%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	709,627			567,522
Other liabilities	16,317			13,352
Total noninterest-bearing liabilities	725,944			580,874
Shareholders' equity	138,845			121,934
Total liabilities and shareholders' equity	$1,812,767			$1,434,730
Net interest income		$13,557			$11,709
Net interest spread (3)			3.12%			3.37%
Net interest margin (4)			3.17%			3.44%

(1)  Loan fees have been included in the calculation of interest income.

(2) Yields and interest income on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

(5) Annual interest rates are computed by dividing the interest income/expense by the number of days in the period multiplied by 365.

	Nine months ended			Nine months ended
	September 30, 2021			September 30, 2020
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)
Assets:
Earning assets:
Gross loans (1) (2)	$974,744	$34,095	4.68%	$902,083	$28,978	4.28%
Investment securities (2)	220,135	4,569	2.77%	221,456	4,972	2.99%
Federal funds sold	34,562	26	0.10%	17,878	51	0.38%
Interest-earning deposits	358,326	330	0.12%	92,293	421	0.61%
Total interest-earning assets	1,587,767	39,020	3.29%	1,233,710	34,422	3.72%
Total noninterest earning assets	109,932			85,456
Total assets	1,697,699			1,319,166
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	368,429	331	0.12%	281,433	412	0.20%
Money market deposits	346,888	275	0.11%	260,786	317	0.16%
Savings deposits	137,088	50	0.05%	94,183	35	0.05%
Time deposits $250,000 and under	16,967	45	0.35%	19,983	41	0.27%
Time deposits over $250,000	21,878	42	0.26%	16,584	72	0.58%
Other Borrowings	0	0	0.00%	14,432	34	0.31%
Total interest-bearing liabilities	891,250	743	0.11%	687,401	911	0.18%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	656,184			499,546
Other liabilities	15,168			14,293
Total noninterest-bearing liabilities	671,352			513,839
Shareholders' equity	135,097			117,926
Total liabilities and shareholders' equity	$1,697,699			$1,319,166
Net interest income		$38,277			$33,511
Net interest spread (3)			3.17%			3.54%
Net interest margin (4)			3.22%			3.62%

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

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest-bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three and nine-month periods ended September 30, 2021 and 2020.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

(In thousands)

	For the Three Months Ended
	September 30, 2021 vs 2020
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$(1,079)	$2,758	$1,679
Investment securities (2)	3	(50)	(47)
Federal funds sold	3	6	9
Interest-earning deposits	127	53	180
Total interest income	$(946)	$2,767	$1,821

Interest expense:
Interest-earning DDA	34	(44)	(10)
Money market deposits	33	(51)	(18)
Savings deposits	5	(2)	3
Time deposits $250,000 and under	8	(8)	0
Time deposits over $250,000	(2)	2	0
Other Borrowings	(2)	0	(2)
Total interest expense	$76	$(103)	$(27)

Change in net interest income	$(1,022)	$2,870	$1,848

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

The table above reflects a decrease of $1,099,000 in net interest income due to changes in volume combined with the overall change in mix of balances during the third quarter of 2021 as compared to the same period of 2020. This reduction was mainly due to PPP loan paydowns of $85 million during the third quarter of 2021. Changes in earning asset yields and rates on interest-bearing liabilities resulted in an increase of $2,870,000 to net interest income, over the same period. This increase was mainly due to fees on PPP loans as described above, and the increase of the gross loan yield due to the reduction of PPP loan balances that yielded just 1%.

	For the Nine Months Ended September 30,
	2021 vs 2020
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$2,334	$2,783	$5,117
Investment securities (2)	(30)	(373)	(403)
Federal funds sold	48	(73)	(25)
Interest-earning deposits	1,215	(1,306)	(91)
Total interest income	$3,567	$1,031	$4,598

Interest expense:
Interest-earning DDA	$127	$(208)	$81)
Money market deposits	105	(147)	(42)
Savings deposits	16	(1)	15
Time deposits $250,000 and under	(6)	10	4
Time deposits over $250,000	23	(53)	(30)
Other Borrowings	(34)	0	(34)
Total interest expense	$231	$(399)	$(168)

Change in net interest income	$3,336	$1,430	$4,766

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

The table above reflects an increase of $3,336,000 in net interest income due to growth of earning asset balances combined with the overall change in mix of balances during the first nine months of 2021 as compared to the same periods of 2021. Changes in earning asset yields and rates on interest-bearing liabilities resulted in an increase of $1,430,000 to net interest income, over the same period. This increase was mainly due to fees on PPP loans as described above, and the increase of the gross loan yield due to the reduction of PPP loan balances that yielded just 1%.

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

The Company recorded no loan loss provisions during the three and nine-months ended September 30, 2021, as compared to $193,000 and $2,503,000 during the same periods of 2020. No loan loss provisions were warranted during the first nine months of 2021 because credit quality remained strong as evidenced by the reduction of non-accrual loans to a zero balance. The gross loan decrease during the quarter was mainly related to PPP loans, which do not require a reserve because they are guaranteed by the federal government through the SBA program. The provisions recorded during 2020 were primarily due to the impact of the COVID-19 pandemic. Management reviewed the qualitative factors within the allowance for loan loss calculation and determined that a macro-economic adjustment was necessary to account for the potential negative impact of the financial strain that is being experienced by certain borrowers. Management will continue to closely monitor the economic impacts to our loan portfolio and may need to make further qualitative adjustments depending on the severity and longevity of the COVID-19 pandemic. In particular, the loan loss provision of $1.86 million during the three months ended June 30, 2020 was mainly attributable to qualitative risk factor adjustments corresponding to the COVID-19 pandemic.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three and nine-month periods ended September 30, 2021, non-interest income was $1,303,000 and $3,883,000, respectively, representing increases of $75,000 or 6.1% and $348,000 or 9.8%, compared to the same periods in 2020.

The following tables show the major components of non-interest income:

(in thousands)	For the Three Months Ended September 30,
	2021	2020	$ Change	% Change
Service charges on deposits	$320	$303	$17	5.6%
Debit card transaction fee income	442	365	77	21.1%
Earnings on cash surrender value of life insurance	183	174	9	5.2%
Mortgage commissions	52	27	25	92.6%
Gains on calls of available-for-sale securities	0	0	0	0.0%
Other income	306	359	(53)	-14.8%
Total non-interest income	$1,303	$1,228	$75	6.1%

(in thousands)	For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Service charges on deposits	$939	$959	$(20)	-2.1%
Debit card transaction fee income	1,250	971	279	28.7%
Earnings on cash surrender value of life insurance	531	524	7	1.3%
Mortgage commissions	136	78	58	74.4%
Gains on calls of available-for-sale securities	1	1	0	0.0%
Other income	1,026	1,002	24	2.4%
Total non-interest income	$3,883	$3,535	$348	9.8%

Service charges on deposits increased by $17,000 and decreased by $20,000 for the three and nine-months ended September 30, 2021, respectively, compared to the same periods in 2020. The second quarter increase was due to strong growth of our core customer base and corresponding service fee income related to servicing loan and deposit accounts. The year-to-date decrease was due to higher deposit account balances corresponding to PPP loans and government stimulus payments, coupled with changes in customer spending patterns amid the COVID-19 pandemic that resulted in lower overdraft fees in 2021 compared to 2020.

Debit card transaction fee income increased by $77,000 and $279,000 for the three and nine-months ended September 30, 2021, respectively, compared to the same periods in 2020. The increase during 2021 is attributable to changes in business and consumer spending patterns have shifted to electronic payment methods amid the COVID-19 pandemic.

Earnings on cash surrender value of life insurance increased by $9,000 and $7,000 for the three and nine-months ended September 30, 2021, respectively, compared to the same periods in 2020, corresponding to normal fluctuations in yields paid from the insurance carriers.

Mortgage commissions increased by $25,000 and $58,000 for the three and nine-months ended September 30, 2021, respectively, as compared to the same periods of 2020, as the demand for home purchases and refinancing has increased from last year.

Other income decreased by $53,000 and increased by $24,000 for the three and nine-month periods ended September 30, 2021, respectively, as compared to the same periods of 2020. The third quarter decrease was mainly due to a decrease in investment advisory fee income.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

(in thousands)	For the Three Months Ended September 30,
	2021	2020	$ Change	% Change
Salaries and employee benefits	$5,205	$4,410	$795	18.0%
Occupancy expenses	989	951	38	4.0%
Data processing fees	526	533	(7)	-1.3%
Regulatory assessments (FDIC & DFPI)	141	111	30	27.0%
Other operating expenses	1,546	1,496	50	3.3%
Total non-interest expense	$8,407	$7,501	$906	12.1%

(in thousands)	For the Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Salaries and employee benefits	$15,000	$12,958	$2,042	15.8%
Occupancy expenses	2,940	2,705	235	8.7%
Data processing fees	1,551	1,532	19	1.2%
Regulatory assessments (FDIC & DFPI)	390	213	177	83.1%
Other operating expenses	4,461	4,416	45	1.0%
Total non-interest expense	$24,342	$21,824	$2,518	11.5%

Non-interest expenses increased by $906,000 or 12.1% and $2,518,000 or 11.5% for the three and nine-months ended September 30, 2021, respectively, as compared to the same periods of 2020.  Salaries and employee benefits increased $795,000 and $2,042,000 for the three and nine-months ended September 30, 2021, respectively, as compared to the same periods of 2020. The increase is due to additional staffing expense required to support the continued loan and deposit growth and a decrease in deferred cost adjustments on funded PPP loans that are recorded against salary expense.

Occupancy expenses increased by $38,000 and $235,000 for the three and nine-months ended September 30, 2021, respectively, as compared to the same periods of 2020, mainly due to rent expense and depreciation expense on building improvements and equipment including ATM machines that were placed into service during the second quarter of 2020.

Data processing fees decreased by $7,000 and increased by $19,000 for the three and nine-month periods ended September 30, 2021, respectively, as compared to the same periods of 2020. The number of loan and deposit accounts has increased resulting in the slight year-to-date increase which was partially offset by a lower pricing structure that was negotiated with our third-party core service provider.

FDIC and California Department of Financial Protection and Innovation (DFPI) regulatory assessments increased by $30,000 and $177,000 for the three and nine-months ended September 30, 2021, respectively, as compared to the same periods in 2020.  In January 2019, the FDIC sent notification that small banks less than $10 billion would receive assessment credits for the portion of their assessments that contributed to the growth in the Deposit Insurance Fund Reserve Ratio from 1.15% to 1.35%, to be applied when the reserve ratio reached 1.38%. That threshold was met in the early part of 2019 and therefore the Company did not recognize any expense for FDIC assessments during the last six months of 2019 and the first quarter of 2020. The Company resumed its expense accrual during the second quarter of 2020, when the credit was fully utilized. Additionally, the initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC and the Company’s risk profile has remained at stable levels in 2020 and 2021 thus far, resulting in a relatively low assessment rate. However, management recognizes that it could be offset by deposit growth throughout the remainder of 2021 and into 2022, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis.

Other expense increased by $50,000 and $45,000 for the three and nine-months ended September 30, 2021, respectively, as compared to the same periods in 2020, due to increases in a variety of general operating expenses which is not unusual given the expansion of the Company’s business portfolios.

Management anticipates that non-interest expense will continue to increase as the Company continues to grow.  However, management remains committed to cost-control and efficiency, and expects to keep these increases to a minimum relative to growth.

Income Taxes

The Company reported provisions for income taxes of $1,638,000 and $4,197,000 for the three and nine-month periods ended September 30, 2021, respectively, representing increases of $397,000 and $1,198,000 compared to the provisions reported in the comparable periods of 2020. The effective income tax rate on income from continuing operations was 26.5% and 24.6% for the three and nine-months ended September 30, 2021, respectively, compared to 24.9% for the comparable periods of 2020. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, bank owned life insurance and certain tax-exempt loans). The disparity between the effective tax rates for the year-to-date period of 2021 as compared to 2020 is primarily due to tax credits from low income housing projects as well as tax free-income on municipal securities and loans that comprised a larger proportion of pre-tax income in 2021 as compared to 2020.

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

Non-accrual loans totaled $0 as of September 30, 2021 and December 31, 2020.  As of September 30, 2021 and December 31, 2020, the Company did not have any loans classified as troubled debt restructurings.

OREO as of September 30, 2021 and December 31, 2020 consisted of one property, a residential land property acquired through foreclosure that was written down to a zero balance because the public utilities have not been obtainable, therefore, rendering these land lots unmarketable at this time. There were no sales, acquisitions or fair value adjustments of OREO properties during the first nine months of 2021 and 2020.

The following table presents information about the Bank’s non-performing assets, including asset quality ratios as of September 30, 2021 and December 31, 2020:

Non-Performing Assets

(in thousands)	September 30,	December 31,
	2021	2020
Loans in non-accrual status	$0	$0
Loans past due 90 days or more and accruing	0	0
Total non-performing loans	0	0
Other real estate owned	0	0
Total non-performing assets	$0	$0

Allowance for loan losses	$11,351	$11,297

Asset quality ratios:
Non-performing assets to total assets	0.00%	0.00%
Non-performing loans to total loans	0.00%	0.00%
Allowance for loan losses to total loans	1.30%	1.12%
Allowance for loan losses to total non-performing loans	NA	NA

Non-performing assets decreased by $362,000 as of September 30, 2021, as compared to June 30, 2021, due to one commercial real estate loan that was placed back on accrual status during the third quarter after the loan was assumed by another borrower and all past due interest was paid.

Allowance for Loan and Lease Losses

Due to credit risk inherent in the lending business, the Company routinely sets aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges for the outstanding loan portfolio have been credited to the allowance for loan losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company recorded no loan loss provisions during the three and nine-months ended September 30, 2021, as compared to $193,000 and $2,503,000 in the same periods of 2020.

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

The allowance for loan losses increased by $54,000 to $11,351,000 as of September 30, 2021, as compared to $11,297,000 as of December 31, 2020, due to net loan recoveries of $54,000 during the first nine months of 2021. These factors combined with the decrease in the gross loan balance resulted in an increase in the allowance for loan losses as a percentage of total loans to 1.30% as of September 30, 2021, as compared to 1.12% as of December 31, 2020. This increase is mainly due to paydowns of the PPP loans outstanding at September 30, 2021 that do not require a loan loss reserve as they are guaranteed by the federal government through the SBA program.

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

Although management believes the allowance as of September 30, 2021 was adequate to absorb probable losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on the Company’s service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of September 30, 2021, and December 31, 2020, the Company had $682,113,000 and $226,656,000, respectively, in cash and cash equivalents.

Investment Securities

Management of the investment securities portfolio focuses on providing an adequate level of liquidity and establishing an interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk. Investment securities that the Company intends to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale or equity securities.  Currently, all of the investment securities are classified as available-for-sale except for one mutual fund classified as an equity security with a carrying value of $3,406,000 as of September 30, 2021. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. The carrying values of equity securities are adjusted for unrealized gains or losses through noninterest income in the consolidated statement of income.

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

Deposits

Total deposits as of September 30, 2021 were $1,701,180,000, a $333,371,000 or 18.0% increase from the deposit total of $1,367,809,000 as of December 31, 2020.  Average deposits increased by $374,919,000 to $1,547,434,000 for the nine-month period ended September 30, 2021 as compared to the same period in 2020, mainly due to core deposit growth as the PPP Program provided opportunities to win the business of various business clients. PPP loan funds were consequently credited directly to borrowers’ deposit accounts. Management believes the Company attracted deposits due to the safety and soundness of the Bank and our focus on customer service.

Deposits Outstanding

	September 30,	December 31,	Nine Month Change
(in thousands)	2021	2020	$	%

Demand	$1,133,865	$907,913	$225,952	24.9%
MMDA	380,348	301,506	78,842	26.1%
Savings	148,244	120,552	27,692	23.0%
Time < $250K	21,924	16,134	5,790	35.9%
Time > $250K	16,799	21,704	(4,905)	(22.6%)
	$1,701,180	$1,367,809	$333,371	24.4%

Because the Company’s client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Three clients carry deposit balances of more than 1% of total deposits, but none had a deposit balance of more than 3% of total deposits as of September 30, 2021. Management believes that the Company’s funding concentration risk is not significant and is mitigated by the ample sources of funds the Bank has access to.

Since the deposit growth strategy emphasizes core deposit growth, the Company has avoided relying on brokered deposits as a consistent source of funds. The Company had no brokered deposits as of September 30, 2021 and December 31, 2020.

Borrowings

Although deposits are the primary source of funds for lending and investment activities and for general business purposes, the Company may obtain advances from the Federal Home Loan Bank (“FHLB”) as an alternative to retail deposit funds. The Company took out a $50 million FHLB advance in April 2020 in anticipation of funding a large volume of PPP loans, which was fully paid off during July 2020. As of September 30, 2021 and December 31, 2020, there were no outstanding FHLB advances or borrowings of any kind, as the Company continues to rely on deposit growth as its primary source of funding. See “Liquidity Management” below for the details on the FHLB borrowings program.

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

The following tables present a comparison of our actual capital ratios to the minimum required ratios as of the dates indicated:

(in thousands)			Regulatory
	Actual		Minimum (1)
Capital ratios for Bank:	Amount	Ratio	Amount	Ratio

As of September 30, 2021
Total capital (to Risk- Weighted Assets)	$140,780	13.7%	$107,666	>10.5%
Tier I capital (to Risk- Weighted Assets)	$128,977	12.6%	$87,158	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$128,977	12.6%	$71,777	>7.0%
Tier I capital (to Average Assets)	$128,977	7.2%	$71,938	>4.0%

As of December 31, 2020
Total capital (to Risk- Weighted Assets)	$129,654	13.1%	$103,632	>10.5%
Tier I capital (to Risk- Weighted Assets)	$117,978	12.0%	$83,893	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$117,978	12.0%	$69,088	>7.0%
Tier I capital (to Average Assets)	$117,978	8.0%	$59,306	>4.0%

Capital ratios for the Company:

As of September 30, 2021
Total capital (to Risk- Weighted Assets)	$140,944	13.7%	$107,672	>10.5%
Tier I capital (to Risk- Weighted Assets)	$129,141	12.6%	$87,163	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$129,141	12.6%	$71,781	>7.0%
Tier I capital (to Average Assets)	$129,141	7.2%	$71,941	>4.0%

As of December 31, 2020
Total capital (to Risk- Weighted Assets)	$129,936	13.2%	$103,637	>10.5%
Tier I capital (to Risk- Weighted Assets)	$118,260	12.0%	$83,896	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$118,260	12.0%	$69,091	>7.0%
Tier I capital (to Average Assets)	$118,260	8.0%	$59,309	>4.0%

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

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, the Company maintains a portion of funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. The Company obtains funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings. The Company’s primary use of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common and preferred stockholders. The Company’s liquid assets as of September 30, 2021 were $768.0 million compared to $336.6 million as of December 31, 2020.  The Company’s liquidity level measured as the percentage of liquid assets to total assets was 41.4% as of September 30, 2021, compared to 22.3% as of December 31, 2020. Liquid assets increased during the first nine months of 2021, mainly due to the deposit increase of $333.4 million and PPP loan forgiveness payments, resulting in higher levels of cash. Management anticipates that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for operating, investing and financing needs and regulatory liquidity requirements for at least the next twelve months. Management monitors the Company’s liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, the Company relies on advances from the FHLB to supplement the supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of the loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of September 30, 2021, the Company’s borrowing capacity from the FHLB was approximately $349.1 million and there were no outstanding advances. The Company also maintains 2 lines of credit with correspondent banks to purchase up to $70 million in federal funds, for which there were no advances as of September 30, 2021.

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

As of September 30, 2021 and December 31, 2020, the Company had commitments to extend credit of $171.7 million and $145.7 million, respectively, which includes obligations under letters of credit of $3.4 million and $2.9 million, respectively.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk

For qualitative and quantitative disclosures about market risk, please see the sections entitled “Market Risk” and “Interest Rate Management” in Item 7 of the Company’s 2020 Annual Report on Form 10-K. As of September 30, 2021, the Company’s exposures to market risk have not changed materially since December 31, 2020. We will continue to monitor our exposures to market risk in light of the COVID-19 pandemic.

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

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the Evaluation Date. We have not experienced any significant impact to our internal controls over financial reporting related to the COVID-19 pandemic. All of our employees that were working remotely have returned to the office, but the design of our processes and controls allow for remote execution with accessibility to secure data if the need arises again in the future. We are continually monitoring and assessing the COVID-19 situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.

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

101*

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets at September 30, 2021 (Unaudited) and December 31, 2020, (ii) Condensed Consolidated Statements of Income for the three and nine-month periods ended September 30, 2021 and September 30, 2020 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine-month periods ended September 30, 2021 and September 30, 2020 (Unaudited), (iv) Condensed Consolidated Statements of Changes of Shareholders’ Equity for the three and nine-month periods ended September 30, 2021 and September 30, 2020 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2021 and September 30, 2020 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oak Valley Bancorp
Date: November 10, 2021	By:	/s/ JEFFREY A. GALL
Jeffrey A. Gall
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)