Form 10-K
period 2021-12-31
Oak Valley Bancorp
filed 2022-03-31
CIK 1431567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

As of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of $18.17 per share of the registrant’s common stock as reported by the Nasdaq, was approximately $122 million. As of December 31, 2021, there were 8,239,099 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders will be filed with the Commission within 120 days after the end of the Registrant’s 2021 fiscal year end and are incorporated by reference into Part III of this report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “1934 Act”). Those sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ significantly from projected results.

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

PART I

ITEM 1.  BUSINESS OF OAK VALLEY BANCORP

Overview of the Business

Oak Valley Bancorp. Oak Valley Bancorp (the “Company”) serves as the parent bank holding company of Oak Valley Community Bank (the “Bank”) (the Bank and the Company may be generally referred to as “we”, “us” or “our”).

The Company’s only assets are the outstanding capital stock of the Bank, which the Company wholly owns, cash and income tax benefits receivable classified as other assets.

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

Expansion

Branch Expansion. Since opening our doors of the main Oakdale branch in 1991, our network of branches have been expanded geographically. As of December 31, 2021, we maintained seventeen full-service branch offices (in addition to our corporate headquarters) located in the cities of Oakdale, Sonora, Modesto, Bridgeport, Mammoth Lakes, Bishop, Escalon, Patterson, Turlock, Ripon, Stockton, Manteca, Tracy and Sacramento, California. We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as demand dictates and resources permit.

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

Loan Procedures.    Loans are recommended for approval by the Senior Loan Committee, made up of our Board of Directors and designated executive officers of the bank, by joint management authority or by loan officers, to the extent of their lending authority. Our Board of Directors authorizes our lending limits. Our President and Chief Credit Officer are responsible for evaluating the authority limits for individual credit officers and recommending lending limits for all other officers to the Board of Directors for approval.

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

As of December 31, 2021, the Bank’s authorized legal lending limits were $21.6 million for unsecured loans plus an additional $14.4 million for specific secured loans. Legal lending limits are calculated in conformance with California law, which prohibits a bank from lending to any one individual or entity or its related interests an aggregate amount which exceeds 15% of primary capital plus the allowance for loan losses on an unsecured basis, plus an additional 10% on a secured basis. The Bank’s primary capital plus allowance for loan losses as of December 31, 2021 totaled $143.9 million.

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

Real Estate Loans.    We offer commercial real estate loans to finance the acquisition of new or the refinancing of existing commercial properties, such as office buildings, industrial buildings, warehouses, hotels, shopping centers, automotive industry facilities and multiple dwellings. As of December 31, 2021, consumer and commercial real estate loans constituted 83% of our loan portfolio, of which 96% were commercial real estate loans.

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

As of December 31, 2021, the aggregate loan-to-value of the entire commercial real estate portfolio was 47.6%, based on the most recent appraisals as of the time of origination or renewal. Historical data suggests that the Bank continues to maintain strong loan-to-value which has served as a cushion against precipitous reductions in real estate values during economic downturns. Non-owner occupied commercial real estate comprises 60.2% of the Bank’s total commercial real estate commitments, as of December 31, 2021. The loan-to-value on the non-owner occupied CRE segment was 48.6%, as of December 31, 2021. The highest concentration by product type is CRE Office, which comprised 21.8% of total CRE loan commitments, as of December 31, 2021.

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

Commercial term loans are typically made to finance the acquisition of fixed assets, refinance short-term debts or to finance the purchase of businesses. Commercial term loans generally have terms from one to five years. They may be collateralized by the asset being acquired or other available assets and bear interest rates, which either floats with the prime rate, or another established index or is fixed for the term of the loan.

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

Small Business Administration Lending Services. Small Business Administration (“SBA”), lending, forms an important part of our business. Our SBA lending service places an emphasis on minority-owned businesses. Our SBA market area includes the geographic areas encompassed by our full-service banking offices in the California Central Valley and in the Eastern Sierra. As an SBA lender, we enable borrowers to obtain SBA loans in order to acquire new businesses, expand existing businesses, and acquire locations in which to do business. We also participated in the SBA’s Paycheck Protection Program (“PPP”) established in 2020 to provide economic assistance to small businesses during the COVID-19 pandemic.

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

We offer a variety of accounts for depositors, which are designed to attract both short-term and long-term deposits. These accounts include certificates of deposit, or “CDs”, regular savings accounts, money market accounts, checking accounts, savings accounts, health savings accounts and individual retirement accounts. These accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. As needs arise, we augment these customer deposits with brokered deposits. The more significant deposit accounts offered by us are described below:

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

As a member of the Federal Home Loan Bank system, we are required to invest in Federal Home Loan Bank stock based on a predetermined formula. Federal Home Loan Bank stock is a restricted equity security that can only be sold to other Federal Home Loan Bank members or redeemed by the Federal Home Loan Bank. As of December 31, 2021, we owned $4,739,000 in FHLB stock.

Advances from the Federal Home Loan Bank are typically secured by our entire real estate loan portfolio, which includes residential and commercial loans.  As of December 31, 2021, our borrowing limit with the Federal Home Loan Bank was approximately $368 million.

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

Other Services

We offer ATMs located at branch offices as well as two other ATMs at various off-site locations, and customer access to an ATM network. Additionally, we offer remote deposit capture service to allow commercial deposit customers the convenience of scanning check deposits for quicker access to deposited funds.

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

As of June 30, 2021, our primary service areas contained 263 banking offices, with approximately $60.9 billion in total deposits. As of June 30, 2021, we had total deposits of approximately $1.6 billion, which represented approximately 2.6% of the total deposits in the Bank’s primary service area. There can be no assurance that the Bank will maintain its competitive position against current and potential competitors, especially those with greater resources than the Bank. The four largest competing banks had 124 total branches and deposits averaged approximately $294 million per office as of June 30, 2021 within the Bank’s primary service area.

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

Business Concentration.    No individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. However, approximately 83% of our loan portfolio held for investment as of December 31, 2021 consisted of real estate-related loans, including construction loans, mini-perm loans, real estate mortgage loans and commercial loans secured by real estate. Moreover, our business activities are currently focused primarily in Central California, with the majority of our business concentrated in San Joaquin, Stanislaus, Tuolumne, Sacramento, Inyo and Mono Counties.  Consequently, our results of operations and financial condition are dependent upon the general trends in the Central California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in Central California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region.

Employees

As of December 31, 2021, we had 216 employees (178 full-time employees and 38 part-time employees). None of our employees are currently represented by a union or covered by a collective bargaining agreement. We consider our relations with our employees to be good.

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

From time to time, federal and state legislation is enacted that may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. In light of recent conditions in the United States economy and the financial services industry, the Biden administration, Congress, the regulators and various states continue to focus attention on the financial services industry. Additional proposals that affect the industry have been and will likely continue to be introduced. The Company cannot predict whether any of these proposals will be enacted or adopted or, if they are, the effect they would have on our business, the Company's operations or financial condition.

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

The Company is subject to regulation under the Bank Holding Company Act of 1956, as amended (“BHCA”). As a bank holding company, the Company is regulated and is subject to inspection, examination and supervision by the Federal Reserve Board. It is also subject to the California Financial Code (the “Financial Code”), as well as limited oversight by the DFPI and the FDIC. Under the Federal Reserve Board’s regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks. The BHCA regulates the activities of holding companies including acquisitions, mergers, and consolidations and, together with the Gramm-Leach Bliley Act of 1999, the scope of allowable banking activities.

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

Bank Holding Company and Bank Regulation

Bank holding companies and their subsidiaries are subject to significant regulation and restrictions by Federal and State laws and regulatory agencies.  Federal and State laws, regulations and restrictions, which may affect the cost of doing business, limit permissible activities and expansion or impact the competitive balance between banks and other financial services providers, are intended primarily for the protection of depositors and the FDIC deposit insurance fund, and secondarily for the stability of the U.S. banking system. They are not intended for the benefit of shareholders of financial institutions. The following discussion of key statutes and regulations to which the Company and the Bank are subject is a summary and does not purport to be complete nor does it address all applicable statutes and regulations. This discussion is qualified in its entirety by reference to the statutes and regulations referred to in this discussion.

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

●

annual stress tests and early remediation or so-called living wills are required for larger banks with more than $50 billion of assets as well as risk committees of their boards of directors that include a risk expert, and such requirements may have the effect of establishing new best practices standards for smaller banks;

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

Volcker Rule

The “Volcker Rule” prohibits insured depository institutions and companies affiliated with insured depository institutions (“banking entities”) from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures and options on these instruments, for their own account. The Volker Rule also imposes limits on banking entities’ investments in, and other relationships with, hedge funds or private equity funds. Certain collateralized debt obligations, securities backed by trust preferred securities are exempted.

The Volker Rule provides exemptions for certain activities, including market making, underwriting, hedging, trading in government obligations, insurance company activities, and organizing and offering hedge funds or private equity funds. The Volker Rule also clarifies that certain activities are not prohibited, including acting as agent, broker, or custodian.

The compliance requirements under the Volker Rule vary based on the size of the banking entity and the scope of activities conducted. Banking entities with significant trading operations will be required to establish a detailed compliance program and their CEOs will be required to attest that the program is reasonably designed to achieve compliance with the final rule. Independent testing and analysis of an institution’s compliance program will also be required. The Volker Rule reduces the burden on smaller, less-complex institutions by limiting their compliance and reporting requirements. Additionally, a banking entity that does not engage in covered trading activities will not need to establish a compliance program. The Company and the Bank held no investment positions at December 31, 2021 or 2020 that were subject to the final rule.  Therefore, while these new rules may require us to conduct certain internal analysis and reporting, we believe that they will not require any material changes in our operations or business.

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

The regulatory agencies’ risk-based capital guidelines are based upon capital accords of the internal Basel Committee on Bank Supervision (“Basel Committee”), a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines, which each country’s supervisors can use to determine the supervisory policies they apply to their home jurisdiction. The U.S. regulatory capital rules implementing the Basel III regulatory capital framework provide for a minimum common equity Tier 1 ratio (4.5% of risk-weighted assets), a minimum Tier 1 risk-based capital requirement (6.0% of risk-weighted assets) and a minimum non-risk-based leverage ratio (4.00% eliminating a 3.00% exception for higher rated banks) as well as an additional capital conservation buffer of 2.5% of risk weighted assets over each of the required capital ratios , which must be met to avoid limitations on the ability of the Bank to pay dividends, repurchase shares or pay discretionary bonuses. The additional “countercyclical capital buffer” is also required for larger and more complex institutions. The rules assign higher risk weighting to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.

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

Dividends

The payment of cash dividends by the Bank to the Company is subject to restrictions set forth in the Financial Code.  Prior to any distribution from the Bank to the Company, a calculation is made to ensure compliance with the provisions of the Financial Code and to ensure that the Bank remains within capital guidelines set forth by the DFPI and the FRB. In the event that the intended distribution from the Bank to the Company exceeds the restriction in the Financial Code, advance approval from FRB is required. Management anticipates that there will be sufficient earnings at the Bank level to provide dividends to the Company to meet its cash requirements for 2022.

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

Data privacy and data security are areas of increasing state legislative focus. For example, in November 2020, a ballot initiative called the California Privacy Rights Act (the "CPRA"), passed in California. The CPRA will create additional obligations relating to personal information that would take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). The CPRA’s implementing regulations are expected on or before July 1, 2022, and enforcement is scheduled to begin July 1, 2023. We will continue to monitor developments related to the CPRA. The full impact of the CPRA on our business is yet to be determined. In addition, laws similar to the CPRA may be adopted by other states where we do business and the federal government may also pass data privacy or data security legislation.

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

●	Check Clearing for the 21st Century Act, which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and
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

Finally, the Company is subject to the provisions of the California General Corporation Law, while the Bank is also subject to the Financial Code provisions.

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

Available Information

The Company maintains an Internet website at http://www.ovcb.com. The Company makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Act and other information related to the Company free of charge, through this site as soon as reasonably practicable after it electronically files those documents with, or otherwise furnishes them to, the SEC. The Company’s website also contains its Committee Charters, Code of Ethics, Code of Conduct and Corporate Governance Guidelines. We also use our website as a tool to disclose important information about the company and comply with our disclosure obligations under Regulation Fair Disclosure. The Company’s internet website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K.

In addition, copies of our filings are available by requesting them in writing or by phone from:

Corporate Secretary

Oak Valley Bancorp

125 North Third Avenue
Oakdale, California

209-844-7578

ITEM 1A. RISK FACTORS

An investment in our securities is subject to certain risks. These risk factors and the risks discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk should be considered by prospective and current investors in our securities when evaluating the disclosures in this Annual Report on Form 10-K. The risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition could suffer. In that event, the value of our securities could decline, and you may lose all or part of your investment.

Risks associated with COVID-19

Our business and our customers are negatively impacted by the COVID-19 pandemic, and we cannot predict the overall cost or duration of these impacts on our business or the economy as a whole.

Since March 2020, the communities where we do business have been under varying degrees of restrictions on social gatherings and retail operations due to the COVID-19 global pandemic. These restrictions, combined with related changes in consumer behavior and significant increases in unemployment, have resulted in extreme financial hardship for certain industries, especially travel, energy, hotel, food and beverage service and retail.

It is not clear when the economic impacts of the pandemic will subside or what the overall effect will be on our customers. Some of our customers may be unable to meet their debt obligations to us in a timely manner, or at all, and we may continue to experience a heightened number of requests from customers for forbearances on loans, especially as government programs subside. Federal, state and local moratoriums on evictions for non-payment of rent during this time may also negatively impact the ability of some borrowers to make payments on loans made for multifamily housing. In addition, while current laws and regulatory guidance allow us to presume that certain borrowers are not experiencing financial difficulties at the time of a modification for purposes of determining if a loan is a troubled debt restructuring ("TDR") if it is in response to the COVID-19 pandemic, in the long run a meaningful number of the loans in our portfolio may ultimately need additional forbearance or significant modification and migrate to an adverse risk rating because of lingering impacts of an economic recession.

In 2020, we substantially increased our allowance for credit losses in response to the negative economic impacts of the COVID-19 pandemic to adjust the expected historic loss rates for current and forecasted conditions as some of the economic conditions created by the pandemic are not incorporated into the historical loss information. In 2021, due partially to an improved outlook of the estimated impact of COVID-19 on our loan portfolio, we recovered a portion of the 2020 increase. However, we cannot be sure that our allowance for credit losses will be adequate or that additional increases to the allowance for credit losses will not be needed in subsequent periods. The actual and full economic impact of the pandemic is still undetermined, and if our allowance is not adequate, future net charge-offs may be in excess of current expected losses, which would create the need for more provisioning and have a negative impact on our financial condition, results of operations and capital position.

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

See Notes 1, 4 and 20 to our Condensed Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Position and Results of Operations” for additional discussion of risks related to the COVID-19 pandemic and the actual operational and financial impacts that we have experienced to date.

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

At December 31, 2021, we held bank owned life insurance (“BOLI”) on certain key and former employees and executives and our directors, with a cash surrender value of $29,469,000. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to us if needed for liquidity purposes. We continually monitor the financial strength of the various companies with whom we carry these policies.

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

Data privacy and data security are areas of increasing state legislative focus. The California Consumer Privacy Act (“CCPA”), which became effective and enforceable in 2020 requires, among other things, covered companies to provide new disclosures to California consumers regarding the use of personal information, gives California residents expanded rights to access their personal information and allows such consumers new abilities to opt-out of certain sales of personal information.  Further, the new California Privacy Rights Act (“CPRA”) which was passed in November 2020, significantly modifies the CCPA. These modifications may result in additional uncertainty and require us to incur additional costs and expenses in our effort to comply. Because we meet the thresholds set forth in the CCPA and the CPRA, we will be required to comply with these laws. We will continue to monitor developments related to the CCPA and the CPRA. The full impact of the CCPA and the CPRA on our business is yet to be determined.

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

Under the U.S. regulatory capital rules to implementing the Basel III regulatory capital framework, Gall banking organizations, including the Company are subject to a common equity Tier 1 minimum capital requirement of 4.5 percent of risk-weighted assets and a minimum Tier 1 risk-based capital requirement of 6.0 percent of risk-weighted assets and assigns higher risk-weightings than in the past (150 percent) to exposures that are more than 90 days past due or are on non-accrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” in excess of 2.5 percent of common equity tier 1 capital in addition to the minimum risk-based capital ratios. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount.

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

FDIC-insured banks are required to pay deposit insurance assessments to the FDIC. The amount of the deposit insurance assessment for institutions with less than $10.0 billion in assets, such as the Bank, is based on its risk category, with certain adjustments for any unsecured debt or brokered deposits held by the insured bank. We may pay higher FDIC premiums in the future and increases in deposit insurance premiums and special FDIC assessments will negatively impact our earnings.

Tax and Financial Risks

The Company has a deferred tax asset that may or may not be fully realized.

The Company has a deferred tax asset and cannot assure that it will be fully realized. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities computed using enacted tax rates. If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we are required under generally accepted accounting principles (GAAP) to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we are required to incur a charge to operations. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2021, the Company had a net deferred tax asset of $2.1 million. For additional information, see Note 10 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

The assessment of qualitative factors at the most recent Measurement Date (December 31, 2021), indicated that it was not more likely than not that impairment existed; as a result, no further testing was performed. No assurance can be given that the Company will not record an impairment loss on goodwill in the future and any such impairment loss could have a material adverse effect on our results of operations and financial condition.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Trading Symbol and Holders of Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “OVLY.” On March 24, 2022, there were approximately 381 shareholders of record of the common stock and 8,255,601 outstanding shares of common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

The principal source of funds from which the Company may pay dividends is the receipt of dividends from the Bank. The availability of dividends from the Bank is limited by various statutes and regulations. The Bank is subject first to corporate restrictions on its ability to pay dividends. Further, the Bank may not pay a dividend if it would be undercapitalized after the dividend payment is made. The payment of cash dividends by the Bank is subject to restrictions set forth in the Financial Code. The Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of (a) bank’s retained earnings; or (b) bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank or by any majority-owned subsidiary of the bank to the shareholders of the bank during such period. However, a bank may, with the approval of the DFPI, make a distribution to its shareholders in an amount not exceeding the greatest of (a) its retained earnings; (b) its net income for its last fiscal year; or (c) its net income for its current fiscal year. In the event that the DFPI determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by the bank would be unsafe or unsound, the DFPI may order the bank to refrain from making a proposed distribution. The FDIC may also restrict the payment of dividends if such payment would be deemed unsafe or unsound or if after the payment of such dividends, the bank would be included in one of the “undercapitalized” categories for capital adequacy purposes pursuant to federal law.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition as of December 31, 2021 and 2020 and results of operations for each of the years in the two-year period ended December 31, 2021 should be read in conjunction with our consolidated financial statements and related notes thereto, included in this report. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” included in this report.

Introduction

Our continued focus on responsible community banking fundamentals and our strong customer relationships have enabled us to increase our market presence through growth in our loan portfolio, which is primarily funded by steady core deposit growth.

As of December 31, 2021, we had approximately $1.96 billion in total assets, $0.86 billion in total gross loans, and $1.81 billion in total deposits.

We believe the following were key indicators of our performance during 2021:

●	Total assets increased to $1.96 billion at the end of 2021, an increase of 30.0%, from $1.51 billion at the end of 2020.

●	Total deposits increased to $1.81 billion at the end of 2021, an increase of 32.1%, from $1.37 billion at the end of 2020.

●	Total net loans decreased to $848 million at the end of 2021, a decrease of 15.0%, from $997 million at the end of 2020, due to forgiveness payments on PPP loans received from the SBA.

●

Net interest income increased to $48.8 million in 2021, an increase of $4.7 million or 14.3%, compared to $45.0 million in 2020, mainly as a result of interest and fees recognized on PPP loans and growth of our loan and investment portfolios.

●

The growth in total assets, deposits, loans and net interest income as described above was bolstered by PPP loans funded during 2020 and 2021, which had outstanding balances of $31 million and $211 million, as of December 31, 2021 and 2020, respectively.

●

Reversal of loan loss provisions totaling $635,000 were recorded in 2021, compared to provisions of $2,165,000 in 2020, mainly due to credit quality improvements and a qualitative adjustment in the loan loss reserve corresponding to the COVID-19 pandemic during 2020.

●	The ratio of total non-performing loans to total loans remained at 0.00% as of December 31, 2021 and 2020.

●	Total noninterest income increased to $5.4 million in 2021, an increase of 9.8%, from $4.8 million in 2020, which is mainly due to increases in debit card transaction fee income.

●

Total noninterest expense increased from $29.9 million in 2020 to $33.2 million in 2021, primarily due to staffing increases and general operating costs necessary to support the growing loan and deposit portfolios.

●	Provision from income taxes increased by $1.2 million to $5.3 million in 2021, due to higher pre-tax income.

These items, as well as other factors, contributed to the increase in net income for 2021 to $16.3 million from $13.7 million in 2020, which translates into $2.00 per diluted share in 2021 as compared to $1.68 per diluted share in 2020.

Over the past several years, our network of branches and loan production offices have expanded geographically. We currently maintain seventeen full-service offices. We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as our needs and resources permit.

COVID-19 Impact

The coronavirus (“COVID-19”) pandemic and the Federal Reserve's response to the economic challenges has resulted in an uncertain and rapidly evolving economy. In the early stages of the pandemic, a significant portion of staff worked remotely, but essentially all staff have returned to the office as of December 31, 2021. The remote work arrangements did not adversely impact the ability to serve clients and did not have an impact on the Company’s financial reporting systems or the internal controls over financial reporting, disclosures and related procedures.

The most significant impact of COVID-19 on the Company’s business has been to the quality of the loan portfolio and to net interest income as short-term interest rates have sharply declined. In 2020, the Company increased the qualitative factors used in the determination of the adequacy of the allowance for loan and lease loss in anticipation of the impact that COVID-19 will have on clients and their ability to fulfill their obligations. In 2021, the financial stress subsided to some degree and credit quality improved allowing the Company to reverse $635,000 in loan loss provisions. The allowance for loan losses decreased to $10,738,000 as of December 31, 2021, as compared with $11,297,000 as of December 31, 2020. The allowance for loan losses as a percentage of total loans increased from 1.12% as of December 31, 2020 to 1.25%, as loan loss reserves relative to gross loans remain at acceptable levels and credit quality remains stable. The increase compared to 1.12% as of December 31, 2020 was due to the decrease in outstanding PPP loans that do not require a loan loss reserve as they are guaranteed by the federal government through the SBA program.

There is no certainty that the allowance for loan losses as of December 31, 2021 will be sufficient to absorb the losses that stem from the impact of COVID-19 on the Company’s clients. As the longer-term effects on clients from the COVID-19 pandemic become more apparent, it may be necessary to charge-off some or all of the balance on certain loans and make further provisions to increase the allowance for loan and lease losses. These potential additional provisions for loan and lease losses will have a direct impact upon capital, including the potential need to reevaluate a valuation allowance on our deferred tax asset. At this time, the Company does not expect that there would be any material impairment to the valuation of other long-lived assets, right of use assets, or our investment securities.

Increased demand for liquidity by clients is another impact that could occur should the COVID-19 effects be prolonged. As of December 31, 2021, the Company and the Bank's on-balance sheet liquidity was very strong and combined with contingent liquidity resources, management believes that the Bank has sufficient resources to meet the liquidity needs of its clients. In response to COVID-19, the Federal Reserve has made other provisions that could assist the Bank in satisfying its liquidity needs, such as reducing the reserve requirement to zero, expanding access to the discount window through collateral pledging and extension of term borrowings.

The extent to which the COVID-19 pandemic affects the Company’s future financial results and operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the duration and broad impacts of the pandemic, and current or future actions in response thereto. See “Management’s Discussion and Analysis of Financial Position and Results of Operations” and Part II, Item 1A, Risk Factors, for an additional discussion of risk related to COVID-19.

2022 Outlook

As we begin our strategic business plan for 2022, we remained focused on relationship-based expansion throughout our market area. We plan to continue to focus on increasing our loan-to-deposit ratio to expand our net interest margin, while attempting to control expenses and credit losses.

Favorable trends in our economy prompted the Federal Reserve Open Market Committee, or FOMC, to increase the target federal funds by 0.25% in 2016, 0.75% in 2017 and 1.00% in 2018, which was followed by decreases of 0.75% and 1.50% in 2019 and 2020, respectively. The increased market interest rates from 2016 through 2018 had a positive impact on net interest income mainly due to growth of earning assets and the fact that our balance sheet is slightly asset sensitive. In 2019 through 2021, that trend reversed and we recognized yield compression on our earning assets due to the FOMC rate cuts. Even though further FOMC rate cuts are not forecasted for 2022, we expect this negative impact will continue to some degree due to continued repricing of existing loans and investment securities, until FOMC decides to raise rates. Although, rate increases are expected in 2022, the potential compression of net interest income and net interest margin could occur if interest rates remain static or decline, given that our balance sheet is asset sensitive to interest rate changes primarily due to the number of variable rate loans and a high level of interest-earning cash balances. This could in turn result in further decrease on the yield of earning assets compared to the cost of deposits and other funds, which remain at historic lows and cannot reasonably be further reduced.

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

For 2022, management remains focused on the above challenges and opportunities and other factors affecting the business similar to the factors driving the 2021 results as discussed in this section.

Critical Accounting Estimates

Critical accounting estimates are those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation and uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. We consider accounting estimates to be critical to our financial results if (i) the accounting estimate requires management to make assumptions about matters that are highly uncertain, (ii) management could have applied different assumptions during the reported period, and (iii) changes in the accounting estimate are reasonably likely to occur in the future and could have a material impact on our financial statements. Management has determined the following accounting estimates and related policies to be critical:

Goodwill Impairment

The Company applies a qualitative analysis of conditions in order to determine if it is more likely than not that the carrying value is impaired. In the event that the qualitative analysis suggests that the carrying value of goodwill may be impaired, the Company uses several quantitative valuation methodologies in evaluating goodwill for impairment that includes assumptions and estimates made concerning the future earnings potential of the organization, and a market-based approach that looks at values for organizations of comparable size, structure and business model.

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

The assessment of qualitative factors at the most recent Measurement Date (December 31, 2021), indicated that it was not more likely than not that impairment existed; as a result, no further testing was performed.

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

In the third phase, we consider relevant internal and external factors that may affect the collectability of loan portfolio and each group of loan pool. The factors considered are, but are not limited to:

● concentration of credits,

● nature and volume of the loan portfolio,

● delinquency trends,

● non-accrual loan trends,

● problem loan trends,

● loss and recovery trends,

● quality of loan review,

● lending and management staff,

● lending policies and procedures,

● economic and business conditions, and

● other external factors.

Management estimates the probable effect of such conditions based on our judgment, experience and known or anticipated trends. Such estimation may be reflected as an additional allowance to each group of loans, if necessary. Management reviews these conditions with our senior credit officers. To the extent that any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the month-end evaluation date, management’s estimate of the effect of such condition may be reflected as a specific allowance applicable to such credit or portfolio segment.

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

Recently Issued Accounting Standards

See Note 1 to the Consolidated Financial Statements in Item 8 of this report.

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

Overview

We recorded net income for the year ended December 31, 2021 of $16,337,000 or $2.00 per diluted share compared to $13,687,000 or $1.68 per diluted share for the year ended December 31, 2020. The increase in net income for the year ended December 31, 2021 was primarily due to an increase of $4,697,000 in net interest income, mainly from PPP loan fees and interest income and the growth of our loan and investment portfolios. Non-interest income increased by $348,000 in 2021, mainly as a result of increased debit card transaction fee income. The provision for loan losses decreased compared to last year, mainly due to $1,620,000 in qualitative adjustments in the loan loss reserve during 2020, corresponding to COVID-19 pandemic. Non-interest expense increased by $2,518,000 associated with staffing and general operating overhead increases to support the growth of our loan and deposit portfolios.

Highlights of the financial results are presented in the following table:

	As of and for the years ended December 31,
(Dollars in thousands, except per share data)	2021	2020
For the period:
Net income available to common shareholders	$16,337	$13,687
Net income per common share:
Basic	$2.01	$1.68
Diluted	$2.00	$1.68
Return on average common equity	11.96%	11.40%
Return on average assets	0.93%	1.00%
Common stock dividend payout ratio of earnings during the period	14.50%	16.67%
Efficiency ratio	59.43%	58.20%
At period end:
Book value per common share	$17.31	$15.78
Total assets	$1,964,478	$1,511,478
Total gross loans	$860,037	$1,013,115
Total deposits	$1,806,966	$1,367,809
Net loan-to-deposit ratio	46.92%	72.91%

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

For a detailed analysis of interest income and interest expense, see the “Average Balance Sheets” and the “Rate/Volume Analysis” below.

	Distribution, Yield and Rate Analysis of Net Income
	For the Years Ended December 31,
(Dollars in Thousands)	2021			2020
	Average Balance	Interest Income/ Expense	Avg Rate/ Yield	Average Balance	Interest Income/ Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$944,477	$43,852	4.64%	$930,578	$40,040	4.30%
Securities - tax-exempt (2)	131,799	4,602	3.49%	113,459	4,078	3.59%
Securities - taxable	94,686	1,753	1.85%	106,205	2,401	2.26%
Federal funds sold	33,376	36	0.11%	20,406	57	0.28%
Interest-earning deposits	437,515	601	0.14%	106,458	461	0.43%
Total interest-earning assets	1,641,853	50,844	3.10%	1,277,106	47,037	3.68%
Total noninterest earning assets	111,944			86,567
Total Assets	$1,753,797			$1,363,673
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Demand	380,185	411	0.11%	297,707	527	0.18%
Money market	358,037	377	0.11%	270,184	402	0.15%
Savings	140,999	69	0.05%	99,506	49	0.05%
Time deposits $250,000 and under	21,987	61	0.28%	20,051	56	0.28%
Time deposits over $250,000	17,064	53	0.31%	16,122	85	0.53%
Borrowed funds	0	0	0.00%	10,805	34	0.31%
Total interest-bearing liabilities	918,272	971	0.11%	714,375	1,153	0.16%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	682,705			514,996
Other liabilities	16,209			14,211
Total noninterest-bearing liabilities	698,914			529,207
Shareholders' equity	136,611			120,091
Total liabilities and shareholders' equity	$1,753,797			$1,363,673
Net interest income		$49,873			$45,884
Net interest spread (3)		2.99%				3.52%
Net interest margin (4)		3.04%				3.59%

(1)	Loan fees have been included in the calculation of interest income.
(2)	Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents (FTE), based on a federal marginal tax rate of 21.0%.
(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(4)	Represents net interest income as a percentage of average interest-earning assets.

Net interest income, on a fully tax equivalent basis (“FTE”), increased $3,989,000 or 8.7% to $49,873,000 for the year ended December 31, 2021, compared to $45,884,000 in 2020. Net interest spread and net interest margin were 2.99% and 3.04%, respectively, for the year ended December 31, 2021, compared to 3.52% and 3.59%, respectively, for the year ended December 31, 2020. This downward trend is mainly due to the FOMC rate cuts in March 2020 of 1.50% resulting in a decrease in earning asset yields, as described below.

Our earning asset yield decreased 58 basis points in 2021 compared to 2020, due mainly to an increase of $344,027,000 in the average balance of interest-bearing cash accounts, which yield approximately 0.15% as of December 31, 2021. The yield on loans recognized an increase of 34 basis points for 2021 compared to 2020, primarily due to fee income on PPP loans as described below, but was partially offset by the downward repricing of variable rate loans and lower rate indexes on new loans, resulting from the FOMC rate cuts in March 2020. The FOMC cut rates by 0.25% three times in 2019 and again by 1.50% in March 2020, so rates on average were lower in 2021, as compared to 2020. Further compressing loan yield was the funding of the PPP loans, which only earned a contractual interest rate of 1.00%. These negative factors to loan yield were offset by PPP loan fees, net of costs, totaling $7,264,000 that were recognized during 2021, as compared to $3,091,000 in 2020. These loan fees were paid by the SBA at the time the loans were funded and were scheduled to be deferred over the life of the PPP loans, and thus unamortized amounts were fully recognized upon receipt of the forgiveness payments. Also offsetting the earning asset yield compression was growth in the core loan, which excludes PPP loans, and investment portfolio average balances of $25,028,000 and $6,821,000, respectively, in 2021 as compared to 2020.

The cost of funds on interest-bearing liabilities decreased to 0.11% in 2021 compared to 0.16% in 2020 as our excess liquidity has allowed us to keep deposit rates at historic lows and even make some downward adjustments on certain accounts. Average non-interest-bearing demand deposit balances increased by $167,709,000 in 2021 compared to 2020, which contributed in lowering our cost of funds on total deposits.

The net interest margin compression the Company recognized in 2021, is due to the factors discussed above which could possibly result in further compression if rate indexes on assets were to fall, and/or: 1) deposit interest rates remain at historic lows from which they cannot reasonably be further reduced, 2) competition in the lending market restrict significant increases in new loan rates, and 3) deposit growth out-paces loan growth as recognized in recent years, resulting in higher interest-bearing cash balances, which yield approximately 0.15% as of December 31, 2021.

Changes in volume resulted in an increase in net interest income (on a FTE basis) of $2,194,000 for the year of 2021 compared to the year 2020, and changes in interest rates and the mix resulted in an increase in net interest income (on a FTE basis) of $1,795,000 for the year 2021 versus the year 2020. Management closely monitors both total net interest income and the net interest margin.

Market rates are in part based on the FOMC target Federal funds interest rate (the interest rate banks charge each other for short-term borrowings).  The change in the Federal funds sold rates is the result of target rate changes implemented by the FOMC.   In 2020, the FOMC decreased the Federal funds rate by 0.50% and 1.00% on two occasions in March resulting in a range of 0.00% to 0.25% as of December 31, 2020 and 2021. Even though further FOMC rate cuts are not forecasted for 2022, we expect this negative impact will continue to some degree due to continued repricing of existing loans and investment securities, until FOMC decides to raise rates.

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

	Rate/Volume Analysis of Net Interest Income

	For the Year Ended December 31,			For the Year Ended December 31,
(Dollars in Thousands)	2021 vs. 2020			2020 vs. 2019
	Increases (Decreases)			Increases (Decreases)
	Due to Change In			Due to Change In
	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Net loans (1)	$598	$3,214	$3,812	$10,381	$(5,244)	$5,137
Securities – tax-exempt	659	(135)	524	1,038	171	1,209
Securities - taxable	(260)	(388)	(648)	(330)	(856)	(1,186)
Federal funds sold	36	(57)	(21)	170	(355)	(185)
Interest-earning deposits	1,434	(1,294)	140	564	(1,778)	(1,214)
Total interest income	2,467	1,340	3,807	11,823	(8,062)	3,761
Interest expense:
Interest-Earning DDA	$146	$(262)	$(116)	$170	$(559)	$(389)
Money market deposits	131	(156)	(25)	74	(136)	(62)
Savings deposits	20	0	20	10	(8)	2
Time deposits $250,000 and under	5	0	5	(5)	1	(4)
Time deposits over $250,000	5	(37)	(32)	(6)	10	4
Borrowed funds	(34)	0	(34)	0	34	34
Total interest expense	273	(455)	(182)	243	(658)	(415)
Change in net interest income	$2,194	$1,795	$3,989	$11,580	$(7,404)	$4,176

(1)	Loan fees have been included in the calculation of interest income.

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

The Company recorded provision for loan loss reversals totaling $635,000 during the year ended December 31, 2021, as compared to provisions of $2,165,000 during the year ended December 31, 2020. Both of these year end periods include a qualitative adjustment corresponding to the COVID-19 pandemic, which was initially recorded during the second quarter of 2020 and totaled $1,620,000 at that time. The Company did not have any nonperforming loans as of December 31, 2021 and 2020. The allowance for loan losses was $10,738,000 and $11,297,000 as of December 31, 2021 and 2020, or 1.25% and 1.12%, respectively, of total loans. The increase as a percentage of total loans is due to the $31 million and $211 million in PPP loans outstanding as of December 31, 2021 and 2020, respectively, that do not require a reserve as they are fully guaranteed by the U.S. government through the SBA program. The strong credit quality has resulted in net loan recoveries of $76,000 in 2021 and net loan charge-offs of $14,000 in 2020.

The Company will continue to monitor the adequacy of the allowance for loan losses and make additions to the allowance in accordance with the analysis referred to above. Because of uncertainties inherent in estimating the appropriate level of the allowance for loan losses, actual results may differ from management’s estimate of credit losses and the related allowance.

Noninterest Income

The following table sets forth a summary of noninterest income for the periods indicated:

(in thousands)	For the Year Ended December 31,
	2021		2020		Year-Over-Year
	Amount	%	Amount	%	$ Change	% Change
Service charges on deposits	$1,287	23.7%	$1,272	26.4%	$15	1.2%
Debit card transaction fee income	1,693	31.2%	1,355	28.1%	338	24.9%
Earnings on cash surrender value of life insurance	719	13.3%	694	14.4%	25	3.6%
Mortgage commissions	152	2.8%	130	2.7%	22	16.9%
Gains on calls and sales of available-for-sale securities	154	2.8%	2	0.0%	152	7600.0%
Gain on sale of other real estate owned	-	0.0%	34	0.7%	(34)	-100.0%
Other income	1,421	26.2%	1,328	27.6%	93	7.0%
Total non-interest income	$5,426	100.0%	$4,815	100.0%	$611	12.7%

Average assets	1,753,797		1,363,673
Noninterest expenses as a % of average assets		0.3%		0.4%

Noninterest income was $5,426,000 for the year ended December 31, 2021, compared to $4,815,000 for the year 2020. Service charge income increased to $1,287,000 in 2021 compared to $1,272,000 for 2020, due to a higher number of checking accounts. Debit card transaction fee income increased to $1,693,000 in 2021 as compared to $1,355,000 in 2020, as a result of the increase in the aggregate number of transaction deposit accounts and corresponding service fee income, and a spending pattern trend shifting to debit cards payments in recent years. Earnings on the cash surrender value of life insurance recognized an increase of $25,000 in 2021 compared to 2020, due partially to higher yields earned on certain life insurance policies. Mortgage commissions have increased by $22,000 for the year 2021, as compared to 2020, as a result of the increased demand for home purchases and refinancing. Gains on called and sold securities increased by $152,000 in 2021 compared to 2020, mainly due to calls but also includes one sale in 2021 resulting in a gain of $60,000. There was one sale of an OREO property in 2020, which resulted in a gain of $34,000 as compared to no sales or corresponding gains in 2021. In 2021, other income increased by $93,000, which was attributable to investment advisory fee income increases. The Company continues to evaluate its deposit product offerings with the intention of continuing to expand its offerings to the consumer and business depositors.

Noninterest Expense

The following table sets forth a summary of noninterest expenses for the periods indicated:

(in thousands)	For the Year Ended December 31,
	2021		2020		Year-Over-Year
	Amount	%	Amount	%	$ Change	% Change
Salaries and employee benefits	$20,210	60.8%	$17,972	60.2%	$2,238	12.5%
Occupancy expenses	3,972	12.0%	3,642	12.2%	330	9.1%
Data processing fees	2,117	6.4%	2,062	6.9%	55	2.7%
Regulatory assessments (FDIC & DFPI)	649	2.0%	324	1.1%	325	100.3%
Other operating expenses	6,271	18.9%	5,864	19.6%	407	6.9%
Total non-interest expense	$33,219	100.0%	$29,864	100.0%	$3,355	11.2%

Average assets	1,753,797		1,363,673
Noninterest expenses as a % of average assets		1.9%		2.2%

Noninterest expense was $33,219,000 for the year ended December 31, 2021, an increase of $3,355,000 or 11.2% compared to $29,864,000 for the year ended 2020. Salaries and employee benefits increased by $2,238,000 in 2021 to $20,210,000 compared to the prior year, due to expanding our staff to support loan and deposit growth. Included in the salary and benefit expense total is deferred loan cost accounting adjustments of $694,000 and $1,253,000 against salary expense in 2021 and 2020, respectively, corresponding to PPP loans funded, which further contributed to the increase in salary and benefit expense in 2021.

Occupancy expense realized an increase of $330,000 in 2021 compared to the prior year, primarily from fixed asset depreciation expense, rent and facility maintenance increases on certain branch locations.

Data processing costs increased in 2021 over 2020 by $55,000, primarily due to servicing costs on the growing number of loan and deposit accounts.

FDIC and DFPI regulatory assessments increased by $325,000 in 2021 compared to 2020, mainly due substantial increases in our deposit balances. In January 2019, the FDIC sent notification that small banks less than $10 billion would receive assessment credits for the portion of their assessments that contributed to the growth in the Deposit Insurance Fund Reserve Ratio from 1.15% to 1.35%, to be applied when the reserve ratio reached 1.38%. That threshold was met in the early part of 2019 and therefore the Company did not recognize any expense for FDIC assessments during the last six months of 2019 and the first quarter of 2020. The Company resumed its expense accrual during the second quarter of 2020, when the credit was fully utilized. Additionally, the initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC and the Company’s risk profile has remained at stable levels in 2020, with modest increases in the assessment rate during 2021 related to normal business cycles but still remains relatively low. Management recognizes that assessments could increase further depending on deposit growth throughout the remainder of 2022, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis.

Other operating expenses increased by $407,000 or 6.9% to $6,271,000 in 2021, primarily as a result of various general operating expense increases required to support our growing business portfolios and compliance mandates, some of which included charitable contributions, software license fees and provisions for losses on undisbursed loan commitments.

Management anticipates that noninterest expense should continue to increase as we continue to grow, and management believes the Company’s administration as currently set up is scalable to handle future deposit growth.  However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Provision for Income Taxes

We reported a provision for income taxes of $5,340,000 and $4,056,000 for the years 2021 and 2020, respectively. The effective income tax rate on income from continuing operations was 24.6% for the year ended December 31, 2021, compared to 22.9% for the year 2020. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans). The disparity between the effective tax rates for 2021 as compared to 2020 is primarily due to tax credits from low-income housing projects as well as tax-free income on municipal securities and loans that comprised a larger proportion of pre-tax income in 2020 as compared to 2021.

Financial Condition

The Company’s total assets were $1,964,478,000 at December 31, 2021 compared to $1,511,478,000 at December 31, 2020, an increase of $453,000,000 or 30.0%. Net loans decreased by $149,399,000, investments increased $45,691,000, bank premises and equipment decreased $348,000, interest receivable and other assets increased $1,394,000, while cash and cash equivalents increased $551,611,000 for the year ended December 31, 2021 as compared to December 31, 2020.

Loans gross of the allowance for loan losses and deferred fees were $860,037,000 as of December 31, 2021, compared to $1,013,115,000 as of December 31, 2020, a decrease of $153,078,000 or 15.1%. The decrease was due to a decrease of $182,452,000 or 62.5% in commercial and industrial loans which included a decrease of $180,319,000 in PPP loans, an increase of $27,797,000 or 4.2% in commercial real estate loans, a decrease of $2,668,000 or 8.5% in consumer loans and consumer residential loans and an increase of $4,245,000 or 15.0% in agriculture loans. The PPP loans changed the composition of the loan portfolio categories, but excluding those loans, the composition remained relatively unchanged as a percentage of total loans, with commercial real estate comprising 80% and 65% of the loan portfolio at December 31, 2021 and 2020, respectively.

Deposits increased $439,157,000 or 32.1% to $1,806,966,000 as of December 31, 2021 compared to $1,367,809,000 at December 31, 2020. Demand, Money Market and Savings increased by $302,240,000, $99,566,000 and $34,679,000, respectively, while Time Deposits increased by $2,672,000 as of December 31, 2021 as compared to December 31, 2020.

There were no short-term borrowing or long-term debt outstanding balances at December 31, 2021 and 2020. The Company uses short-term borrowings, primarily short-term FHLB advances, to fund short-term liquidity needs and manage net interest margin.

Equity increased $12,918,000 or 10.0% to $142,612,000 as of December 31, 2021, compared to $129,694,000 at December 31, 2020.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of December 31, 2021, and 2020, we had $42,935,000 and $33,085,000, respectively, in federal funds sold.

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

The fair value of the equity security was $3,391,000 and $3,425,000 at December 31, 2021 and December 31, 2020, respectively. Consistent with ASU 2016-01, equity securities are carried at fair value with the changes in fair value recognized in the consolidated statement of income. Accordingly, the Company recognized an unrealized loss of $99,000 during the year ended December 31, 2021, as compared to an unrealized gain of $48,000 during the year ended December 31, 2020.

Our available for sale investment securities holdings increased by $45,725,000 or 21.1% to $262,889,000 at December 31, 2021, compared to holdings of $217,164,000 at December 31, 2020. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income.

Total investment securities as a percentage of total assets decreased to 13.6% as of December 31, 2021 compared to 14.6% at December 31, 2020. As of December 31, 2021, $202,610,000 of the investment securities were pledged to secure public deposits.

As of December 31, 2021, the total unrealized loss on debt securities that were in a loss position for less than 12 continuous months was $317,000 with an aggregate fair value of $37,039,000. The total unrealized loss on debt securities that were in a loss position for greater than 12 continuous months was $81,000 with an aggregate fair value of $9,321,000.

The following table summarizes the maturity and repricing schedule of our debt investment securities, which does not include equity securities, at their amortized cost and their weighted average yields at December 31, 2021:

Debt Investment Maturities and Repricing Schedule

(Dollars in Thousands)	Within One Year		After One But Within Five Years		After Five But Within Five Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale:
U.S. agencies	$0	0.00%	$4,307	1.00%	$3,766	2.20%	$13,703	2.15%	$21,776	1.93%
Collateralized mortgage obligations	0	0.00%	0	0.00%	-	0.00%	916	1.44%	916	1.44%
Municipalities	13,649	3.73%	65,509	3.81%	85,271	2.85%	3,604	4.90%	168,033	3.34%
SBA pools	0	0.00%	1,108	1.64%	1,700	2.55%	895	2.27%	3,703	2.21%
Corporate debt	6,000	3.00%	11,024	1.96%	2,500	1.58%	0	0.00%	19,524	2.23%
Asset backed securities	0	0.00%	1,554	0.62%	9,853	2.00%	28,744	1.11%	40,151	1.31%
Total debt securities	$19,649	3.51%	$83,502	3.33%	$103,090	2.71%	$47,862	1.72%	$254,103	2.79%

Yields in the above table have been adjusted to a fully tax equivalent basis. The yields are calculated using a weighted average method based on the investment security balances as of December 31, 2021. Securities are reported at the earliest possible call, repricing or maturity date.

Loans

Our residential loan portfolio includes no sub-prime loans, nor is it our normal practice to underwrite loans commonly referred to as "Alt-A mortgages", the characteristics of which are loans lacking full documentation, borrowers having low FICO scores or collateral compositions reflecting high loan-to-value ratios. Substantially all of our residential loans are indexed to U.S. Treasury Constant Maturity Rates and have provisions to reset five years after their origination dates.

The following table summarizes our commercial real estate loan portfolio by the geographic location in which the property is located as of December 31, 2021 and 2020:

(Dollars in Thousands)	December 31, 2021		December 31, 2020
Commercial real estate loans by geographic location (County)	Amount	% of Commercial Real Estate Loans	Amount	% of Commercial Real Estate Loans
Stanislaus	$188,118	27.3%	$184,853	28.0%
San Joaquin	154,258	22.4%	141,749	21.4%
Sacramento	71,418	10.4%	58,608	8.9%
Fresno	51,177	7.4%	43,858	6.6%
Tuolumne	29,317	4.3%	26,547	4.0%
Merced	17,293	2.5%	13,982	2.1%
Shasta	16,279	2.4%	17,918	2.7%
Contra Costa	12,481	1.8%	22,010	3.3%
Sonoma	12,329	1.8%	7,058	1.1%
Alameda	11,770	1.7%	12,183	1.8%
Marin	11,371	1.7%	11,626	1.8%
Solano	7,101	1.0%	4,966	0.8%
Butte	5,769	0.8%	3,896	0.6%
Inyo	5,644	0.8%	5,801	0.9%
Mono	5,255	0.8%	4,785	0.7%
Calaveras	5,100	0.7%	9,347	1.4%
San Francisco	5,030	0.7%	5,160	0.8%
Santa Clara	3,847	0.6%	8,890	1.3%
Madera	3,589	0.5%	3,624	0.5%
San Luis Obispo	3,052	0.4%	7,350	1.1%
Placer	2,242	0.3%	11,981	1.8%
Other	66,688	9.7%	55,140	8.4%
Total	$689,128	100.0%	$661,331	100.0%

Construction and land loans are classified as commercial real estate loans and decreased $8.9 million in 2021 as compared to 2020.  The table below shows an analysis of construction and land loans by type and location. Non-owner-occupied land loans of $3.1 million as of December 31, 2021 included loans for lands specified for commercial development of $1.2 million and for residential development of $1.9 million, the majority of which are located in Stanislaus County.

Construction and Land Loans Outstanding by Type and Geographic Location

(Dollars in Thousands)	December 31, 2021		December 31, 2020
Construction and land loans by type	Amount	% of Construction and Land Loans	Amount	% of Construction and Land Loans
Single family non-owner-occupied	$1,954	6.8%	$2,712	7.2%
Single family owner-occupied	1,076	3.7%	1,030	2.7%
Commercial non-owner-occupied	14,685	50.9%	25,426	67.3%
Commercial owner-occupied	8,022	27.8%	3,291	8.7%
Land non-owner-occupied	3,101	10.8%	5,318	14.1%
Total	$28,838	100.0%	$37,777	100.0%

Construction and land loans by geographic location (County)	Amount	% of Construction and Land Loans	Amount	% of Construction and Land Loans
Stanislaus	$8,396	29.1%	$13,016	34.5%
Shasta	4,742	16.4%	5,112	13.5%
San Joaquin	4,278	14.8%	3,528	9.3%
Merced	3,990	13.8%	0	0.0%
Fresno	3,565	12.4%	5,766	15.3%
Nevada	1,170	4.1%	0	0.0%
Butte	1,072	3.7%	0	0.0%
Calaveras	622	2.2%	2,524	6.7%
Tuolumne	198	0.7%	281	0.7%
Sacramento	0	0.0%	5,279	14.0%
El Dorado	0	0.0%	1,422	3.8%
Other	805	2.8%	849	2.2%
Total	$28,838	100.0%	$37,777	100.0%

Loan Maturities

The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio, as of December 31, 2021. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The large majority of the variable rate loans are tied to independent indices (such as the Wall Street Journal prime rate or a Treasury Constant Maturity Rate). Substantially all loans with an original term of more than five years have provisions for the fixed rates to reset, or convert to a variable rate, after one, three or five years and are therefore classified as a variable rate loan in the table below.

	Loan Maturities and Repricing Schedule At December 31, 2021
	Within 1 Year	After 1 But Within 5 Years	After 5 But Within 15 Years	After 15 Years	Total

Commercial real estate	$96,517	$278,626	$313,141	$844	$689,128
Commercial & industrial	64,169	29,912	15,466	7	109,554
Consumer	169	212	0	35	416
Consumer residential	1,277	13,964	7,866	5,332	28,439
Agriculture	30,426	1,566	508	0	32,500
Unearned income	(325)	(548)	(569)	(10)	(1,452)
Total loans, net of unearned income	$192,233	$323,732	$336,412	$6,208	$858,585

Loans with variable (floating) interest rates	$137,470	$229,060	118,915	$4,766	$490,211
Loans with predetermined (fixed) interest rates	$54,763	$94,672	217,497	$1,442	$368,374

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

Loans are generally placed on non-accrual status when they become 90 days past due, unless management believes the loan is adequately collateralized and in the process of collection. The past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower has experienced some changes in financial status, causing an inability to meet the original repayment terms, and where we believe the borrower will eventually overcome those circumstances and repay the loan in full. OREO consists of properties acquired by foreclosure or similar means and which management intends to offer for sale. The Company did not have any nonperforming loans as of December 31, 2021 and 2020.

The Company held one OREO property as of December 31, 2021 and 2020, a residential land property that was acquired through foreclosure that was written down to a zero balance because the public utilities have not been obtainable, thereby rendering these land lots unmarketable at this time. Accordingly, the Company had zero non-performing assets recorded on the balance sheet as of at December 31, 2021 and 2020.

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

In the years leading up to the pandemic, the economic recovery had a positive impact on the financial stability of our borrowers resulting in improvements in credit quality of our loan portfolio which has allowed us to reduce the reserve for loan losses as a percentage of gross loans. In 2020, the economy briefly slipped into a recession following the COVID-19 pandemic which inevitability impacted the financial condition of certain borrowers. We responded by making qualitative risk-based discretionary adjustments in connection with the COVID-19 pandemic and corresponding economic stress. In 2021, the financial stress subsided to some degree and credit quality improved allowing the Company to reverse $635,000 in loan loss provisions. The allowance for loan losses decreased to $10,738,000 as of December 31, 2021, as compared with $11,297,000 at December 31, 2020. The allowance for loan losses as a percentage of total loans increased to 1.25% as of December 31, 2021, as compared to 1.12% as of December 31, 2020, mainly due to the higher balance in outstanding PPP loans in the prior year, that do not require a loan loss reserve as they are guaranteed by the federal government through the SBA program. Based on the current conditions of the loan portfolio, management believes that the $10,738,000 allowance for loan losses at December 31, 2021 is adequate to absorb losses inherent in our loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

Diversification, low loan-to-values, strong credit quality and enhanced credit monitoring contribute to a reduction in the portfolio’s overall risk in recent years and help to offset the economic risk corresponding to the current COVID-19 pandemic. We continue to monitor the impact of the economic environment, and adjustments to the provision for loan loss will be made accordingly. During 2021, the Company recognized net loan recoveries of $76,000 as compared to net loan charge-offs of $14,000 in 2020.

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

Our allowance for loan losses consisted of amounts allocated to three phases of our methodology for assessing loan loss allowances, as follows (see details of methodology for assessing allowance for loan losses in the section entitled “Critical Accounting Estimates”):

(Dollars in Thousands)	Years Ended December 31,
Phase of Methodology	2021	2020
Specific review of individual loans	$0	$0
Review of portfolio based on loss trends and current economic climate	4,912	4,527
Review of portfolio based on inherent risk and other subjective factors	5,826	6,770
	$10,738	$11,297

The Components of the Allowance for Loan Losses

As stated previously in "Critical Accounting Estimates," the overall allowance consists of a specific allowance for individually identified impaired loans, an allowance factor for categories of credits with similar characteristics and trends, and an allowance for changing environmental factors.

The first component, the specific allowance, results from the analysis of identified problem credits and the evaluation of sources of repayment including collateral, as applicable. Through management's ongoing loan grading process, individual loans are identified that have conditions that indicate the borrower may be unable to pay all amounts due under the contractual terms. These loans are evaluated individually by management and specified allowances for loan losses are established when the discounted cash flows of future payments or collateral value of collateral-dependent loans are lower than the recorded investment in the loan. Generally, with problem credits that are collateral-dependent, we obtain appraisals of the collateral at least annually. We may obtain appraisals more frequently if we believe the collateral value is subject to market volatility, if a specific event has occurred to the collateral (e.g. tentative map has been filed), or if we believe foreclosure is imminent.  Impaired loan balances remained at zero at December 31, 2021 and 2020, and therefore there was no specific allowances for impaired loans, as we charge off substantially all of our estimated losses related to specifically identified impaired loans as the losses are identified.

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

The total amount allocated for the second component is determined by applying loss estimation factors based on loss history to outstanding loans. As of December 31, 2021 and 2020, the allowance allocated by categories of credits totaled $4.9 million and $4.5 million, respectively.

The third component of the allowance for loan losses is an economic and qualitative component that is intended to absorb losses caused by portfolio trends, concentration of credit, growth, and economic trends, as stated previously in "Critical Accounting Estimates". At December 31, 2021 and 2020, the general valuation allowance, including the economic component, totaled $5.8 million and $6.8 million, respectively, which includes the qualitative risk-based adjustments pertaining to inherent risk associated with the economic impact of the COVID-19 pandemic. The decrease compared to prior year relates to improved financial condition of various borrowers that were negatively impacted by the recession in early 2020. While published economic data indicates that the economy is recovering from a recession cycle prompted by the COVID-19 pandemic, it is uncertain that the recovery cycle will continue for any definite period of time. In response to this, we have been proactive in evaluating reserve percentages for economic and other qualitative loss factors used to determine the adequacy of the allowance for loan losses. The increase to the third component of the allowance for loan losses reflected such evaluation.

The table below summarizes, for the periods indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for loan losses:

Allowance for Loan Losses

	December 31,	December 31,
(Dollars in thousands)	2021	2020
Balances:
Average total loans outstanding during period	$944,477	$930,578
Total loans outstanding at end of period	$860,037	$1,013,115
Net loan (recoveries) charge-offs	$(76)	$14
(Reversal) provision for loan losses	$(635)	$2,165
Allowance for loan losses at end of period	$10,738	$11,297

Ratios:
Net loan (recoveries) charge-offs to average total loans	-0.01%	0.00%
Allowance for loan losses to total loans at end of period	1.25%	1.12%
Net loan (recoveries) charge-offs to allowance for loan losses at end of period	-0.71%	0.12%
Net loan charge-offs to provision for loan losses	NA	0.65%
Nonperforming loans as a percentage of total loans	0.00%	0.00%
Allowance for loan losses as a percentage of nonperforming loans	NA	NA

The table below summarizes the allowance for loan loss balance by type of loan balance at the end of each period (See “Loan Portfolio” above for a description of each type of loan balance):

Allocation of the Allowance for Loan Losses

(Dollars in thousands)	December 31, 2021		December 31, 2020
	Amount	% of Allowance for Loan Losses	Amount	% of Allowance for Loan Losses
Applicable to:
Commercial real estate	$9,404	87.6%	$9,310	82.4%
Commercial and Industrial	711	6.6%	1,079	9.6%
Consumer	6	0.1%	22	0.2%
Consumer Residential	327	3.0%	325	2.9%
Agriculture	290	2.7%	561	5.0%
Total Allowance	$10,738	100.0%	$11,297	100.0%

Other Earning Assets

For various business purposes, we make investments in earning assets other than the interest-earning securities and loans discussed above. The primary other earning assets held by the Company as of December 31, 2021 and 2020, includes the cash surrender value of the BOLI policies, Federal Home Loan Bank stock and Federal Reserve Bank stock. During 2021, we purchased 17 new life insurance policies on certain employees for a total investment of $3.4 million. During 2018, we committed to invest $5 million in a low-income housing tax credit fund (“LIHTC”) to promote our participation in CRA activities, which had an unfunded commitment of $895,000 and $1,425,000 as of December 31, 2021 and 2020, respectively. As of December 31, 2021 and 2020, we held another LIHTC investment that we’ve participated in since 2006, for which the original investment was $1 million, and there were no unfunded commitments as of December 31, 2021 and 2020. For both LIHTC investments, we receive the return in the form of tax credits and tax deductions over a period of approximately 15 years. In 2017, we made a $1 million commitment as a limited partner, to a small business private equity partnership to promote our participation in CRA activities. Returns will be received in the form of dividends from the general partner. As of December 31, 2021, we have remaining commitments to fund an additional $380,000 on this investment.

The balances of other earning assets as of December 31, 2021 and December 31, 2020 were as follows:

(Dollars in Thousands)	December 31, 2021	December 31, 2020

BOLI	$29,469	$25,325
LIHTCs	$3,739	$4,158
Small business private equity partnership	$620	$530
Federal Reserve Bank Stock	$755	$754
Federal Home Loan Bank Stock	$4,739	$4,003

Deposits and Other Sources of Funds

Deposits

Total deposits at December 31, 2021 and 2020 were $1,806,966,000 and $1,367,809,000, respectively, representing an increase of $439,157,000 or 32.1% in 2021. The average deposits for the year ended December 31, 2021 increased $382,411,000 or 31.4% to $1,600,977,000 compared to $1,218,566,000 at December 31, 2020.

Deposits are the Company’s primary source of funds. Due to strategic emphasis by management, core deposits (based on a definition provided by FDIC’s Uniform Bank Performance Report) increased by $436,729,000 or 32.3% in 2021 to $1,788,405,000 at December 31, 2021. The percentage of core deposits to total deposits increased slightly to 99.0% at December 31, 2021 as compared to 98.8% at December 31, 2020. The average rate paid on time deposits in denominations of over $250,000 was 0.28% for the years ended December 31, 2021 and 2020. The composition and cost of the Company's deposit base are important components in analyzing the Company's net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein. See “Net Interest Income and Net Interest Margin” for further discussion.

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

The following tables summarize the distribution of average daily deposits and the average daily rates paid for the periods indicated:

Distribution of Average Daily Deposits

	Average Deposits
	2021		2020
(Dollars in Thousands)	Average	Average	Average	Average
	Balance	Rate	Balance	Rate

Demand	$1,062,890	0.04%	$812,703	0.06%
Money market	358,037	0.11%	270,184	0.15%
Savings	140,999	0.05%	99,506	0.05%
Time deposits $250,000 and under	21,987	0.28%	20,051	0.28%
Time deposits over $250,000	17,064	0.31%	16,122	0.53%
Total deposits	$1,600,977	0.06%	$1,218,566	0.09%

The scheduled maturities of our time deposits in denominations of more than $250,000 at December 31, 2021 are as follows:

Maturities of Time Deposits over $250,000

(Dollars in Thousands)

Three months or less	$2,783
Over three months through six months	2,453
Over six months through twelve months	5,925
Over twelve months	7,401
Total	$18,562

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Four of our clients carry deposit balances of more than 1% of our total deposits, none of which had a deposit balance of more than 3% of total deposits at December 31, 2021. The Company had no brokered deposits as of December 31, 2021 and 2020.

FHLB Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the FHLB as an alternative to retail deposit funds. We had no outstanding balances as of December 31, 2021 and 2020, but did advance $50 million during the second quarter of 2020 in anticipation of PPP loan fundings, which was fully paid off by July 2020. The average balance of FHLB advances outstanding in 2021 and 2020 was $0 and $10.8 million, respectively, for which we paid an average interest rate of 0.32% in 2020. See “Liquidity Management” below for the details on the FHLB borrowings program.

Deferred Compensation Obligations

We maintain a nonqualified, unfunded deferred compensation plan for certain key management personnel.  Under this plan, participating employees may defer compensation, which will entitle them to receive certain payments upon retirement, death, or disability.  The plan provides for payments commencing upon retirement and reduced benefits upon early retirement, disability, or termination of employment. As of December 31, 2021 and 2020, our aggregate payment obligations under this plan totaled $11.4 million and $10.6 million, respectively.

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

Since our deposit growth strategy emphasizes core deposit growth, we have avoided relying on brokered deposits as a consistent source of funds. The Company had no brokered deposits as of December 31, 2021 and 2020.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio and stock issued by the FHLB. The FHLB determines limitations on the amounts of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of December 31, 2021 and 2020, the Company had no FHLB advances outstanding and had sufficient collateral to borrow an additional $368.5 million and $317.6 million, respectively. In addition, the Company had lines of credit with its correspondent banks to purchase overnight federal funds totaling $70 million at December 31, 2021 and 2020. No advances were made on these lines of credit as of December 31, 2021 and 2020.

The Company’s liquidity depends primarily on dividends paid to it as the sole shareholder of the Bank. The Bank’s ability to pay dividends to the Company may depend on whether the Bank will be in a position to pay dividends based on regulatory requirements and the performance of the Bank.

Maintenance of adequate liquidity requires that sufficient resources be available at all time to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, loans and securities available for sale. Our liquid assets at December 31, 2021 and 2020 totaled approximately $858.2 million and $336.6 million, respectively. Our liquidity level measured as the percentage of liquid assets to total assets was 43.7% and 22.3% as of December 31, 2021, and 2020, respectively.

We believe that our current unrestricted cash and cash equivalents, cash flows from operations and borrowing capacity under our credit facility will be sufficient to meet our working capital, capital expenditures, and any other capital needs for at least the next 12 months. We are currently not aware of any trends or demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way that will impact our capital needs during or beyond the next 12 months. We continue to monitor the impact of COVID-19 on our business to ensure our liquidity and capital resources remain appropriate throughout this period of uncertainty.

Capital Resources and Capital Adequacy Requirements

In the past two years, our primary source of capital has been internally generated operating income through retained earnings. At December 31, 2021, total shareholders’ equity increased to $142.6 million, representing an increase of $12.9 million from December 31, 2020. The increase was due to net income of $16.3 million recorded to retained earnings, offset by other comprehensive loss of $1.5 million, net of income taxes, due to the negative effect that rising treasury yields had on the unrealized market value adjustment of our available for sale investment portfolio during 2021. Also, retained earnings was reduced by the common stock dividend payments totaling $2.4 million during 2021. As of December 31, 2021, we had no material commitments for capital expenditures.

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

As of December 31, 2021, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action. For more information on our capital resources and capital adequacy requirements, see Note 19 to the Consolidated Financial Statements in Item 8 of this report.

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

Presented below, as of December 31, 2021, is an analysis of the Company's interest rate risk as measured by changes in net interest income, for instantaneous and sustained parallel shifts of applicable interest rates, over one and two-year projection periods:

(in thousands)
	Interest Rate Shock Scenario
1 Year Projection	Down 100	Base	Up 100	Up 200	Up 300	Up 400
Interest Income	$43,036	$47,223	$56,811	$66,557	$76,360	$86,219
Interest Expense	488	1,324	5,398	9,504	13,610	17,717
Net Interest Income	$42,548	$45,899	$51,413	$57,053	$62,750	$68,502
% Change	-7.30%		12.01%	24.30%	36.71%	49.24%

2 Year Projection	Down 100	Base	Up 100	Up 200	Up 300	Up 400
Interest Income	$85,992	$97,617	$119,184	$141,181	$163,406	$185,866
Interest Expense	966	2,697	11,176	19,722	28,268	36,814
Net Interest Income	$85,026	$94,920	$108,008	$121,459	$135,138	$149,052
% Change	-10.42%		13.79%	27.96%	42.37%	57.03%

Asset sensitivity indicates that in a rising interest rate environment the Company's net interest income would increase and in a decreasing interest rate environment the Company's net interest income would decrease. Liability sensitivity indicates that in a rising interest rate environment a Company's net interest income would decrease and in a decreasing interest rate environment the Company's net interest income would increase. For all of 2021, we were "asset-sensitive" meaning we expect our net interest income to increase as market rates increase and to decrease as market rates decrease. The relative level of asset sensitivity as of December 31, 2021 has increased from 2020 primarily due to an increase in sensitivity from higher interest-bearing cash balances. In the decreasing interest rate environments, we show a decline in net interest income as interest-bearing assets re-price lower while deposits remain at or near their floors.

It should be noted that although net interest income simulation results are presented for down rate scenarios, most market rates reach zero before declining the full 100 basis points, and our simulation keeps floor rates at zero and assumes they do not go negative. Therefore, results are less sensitive in down-rate exposure as compared to the prior year.

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

As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2021, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on that assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no significant changes in the Company’s internal control over financial reporting during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the evaluation date.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the section entitled “Corporate Governance and Board Matters,” and “Information About Directors and Executive Officers” in our Proxy Statement to be filed prior to the 2022 Annual Meeting of Shareholders.

The Company has adopted a Code of Ethics that applies to all staff including the Chief Executive Officer, and the Chief Financial Officer. A copy of the Code of Ethics will be provided to any person, without charge, upon written request to Corporate Secretary, Oak Valley Bancorp, 125 North Third Avenue, Oakdale, CA 95361.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that for the 2021 fiscal year the officers and directors of the Company complied with all applicable filing requirements, except for the late filings for the directors in the table below:

Name	Form	Transaction Type	Transaction Date	# of Shares	Filing Date
Cathy Ghan	4	Sell	02/24/21	400	04/01/21
Cathy Ghan	4	Sell	03/05/21	200	04/01/21
Allison Lafferty	4	Purchase	04/28/21	831	05/10/21
Allison Lafferty	4	Purchase	08/26/21	500	08/31/21
Allison Lafferty	4	Purchase	10/28/21	200	11/17/21
Don Barton	4	Purchase	11/08/17	5	03/12/21
Don Barton	4	Purchase	04/27/20	4,494	03/12/21

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Section entitled “Executive Compensation Discussion and Analysis” in our Proxy Statement to be filed prior to the 2022 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2021 with respect to shares of our common stock that are authorized to be issued under the Company’s 2018 Equity Plan. Shares subject to restricted stock awards are not included in the table below.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders	0	$0	531,592
Equity Compensation Plans Not Approved by Shareholders	0	0	0
Total	0	$0	531,592

Certain information required by this Item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed prior to the 2022 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the section entitled “Certain Relationship and Related Transactions” in our Proxy Statement to be filed prior to the 2022 Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm is RSM US LLP, Issuing Office: San Francisco, CA, PCAOB ID: 49.

The information required by this Item is incorporated by reference to “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement to be filed prior to the 2022 Annual Meeting of Shareholders.

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

(a)(3) Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of Oak Valley Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10 filed on July 31, 2008).

3.2	First Amendment to Articles of Incorporation of Oak Valley Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10 filed on July 31, 2008).

3.3	Bylaws of Oak Valley Bancorp, Inc. (incorporated by reference to Exhibit 3.3 to the Form 10 filed on July 31, 2008).

3.4	First Amended and Restated Bylaws of Oak Valley Bancorp, Inc. (incorporated by reference to Exhibit 3.5 to the Form 8-A filed on January 14, 2009).

3.5	Certificate of Amendment of Bylaws dated effective as of August 11, 2011 (incorporated by reference to Exhibit 3.5 to the Form 10-Q filed on November 14, 2011).

3.6	Amendment of Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on July 22, 2013).

4.1	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.1 to the Form 10-K filed on March 13, 2020)

10.1	Oak Valley Community Bank Form of Director Retirement Agreement. (incorporated by reference to Exhibit 10.2 to the Form 10 filed on July 31, 2008)

10.2	Oak Valley Bancorp 2008 Equity Plan (incorporated by reference to Exhibit 4.2 to the Form S-8 filed on March 25, 2009).

10.3	Oak Valley Bancorp 2018 Equity Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders filed as of May 7, 2018). †

10.4	Oak Valley Community Bank Form of Executive Salary Continuation Agreement (incorporated by reference to Exhibit 10.4 to the Form 10-K filed on March 31, 2021).

10.5	Executive Employment Agreement between Richard A. McCarty and Oak Valley Bancorp dated March 19, 2021 (incorporated by reference to Exhibit 10.5 to the Form 10-K filed on March 31, 2021).

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Form 10-K filed on March 31, 2009).

21	Subsidiaries of the Issuer (incorporated by reference to Exhibit 21 to the Form 10 filed on July 31, 2008).

23.1	Consent of Independent Registered Accounting Firm.

24	Power of Attorney (included on the signature page of this report).

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) Consolidated Statements of Income for the Years Ended December 31, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021 and 2020, (iv) Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020, and (vi) Notes to Consolidated Financial.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*          Furnished, not filed.

†         Indicates management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “1934 Act”) the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Oakdale, California on March 31, 2022.

OAK VALLEY BANCORP a California corporation

By:	/s/ CHRISTOPHER M. COURTNEY
Christopher M. Courtney, President and Chief Executive Officer

Pursuant to the requirements of the 1934 Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ DONALD L. BARTON	Director	March 31, 2022
Donald Barton

/s/ CHRISTOPHER M. COURTNEY	President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2022
Christopher M. Courtney

/s/ LYNN R. DICKERSON	Director	March 31, 2022
Lynn R. Dickerson

/s/ JEFFREY A. GALL	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 31, 2022
Jeffrey A. Gall

/s/ JAMES L. GILBERT	Director	March 31, 2022
James L. Gilbert

/s/ THOMAS A. HAIDLEN	Director	March 31, 2022
Thomas A. Haidlen

/s/ H. RANDOLPH HOLDER	Director	March 31, 2022
H. Randolph Holder

/s/ DANIEL J. LEONARD	Director	March 31, 2022
Daniel J. Leonard

/s/ RONALD C. MARTIN	Director	March 31, 2022
Ronald C. Martin

/s/ JANET S. PELTON	Director	March 31, 2022
Janet S. Pelton

/s/ GARY STRONG	Director	March 31, 2022
Gary Strong

/s/ DANNY L. TITUS	Director	March 31, 2022
Danny L. Titus

/s/ TERRANCE P. WITHROW	Director	March 31, 2022
Terrance P. Withrow

/s/ ALLISON C. LAFFERTY	Director	March 31, 2022
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

Our management has evaluated our internal control over financial reporting as of December 31, 2021 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO 2013) of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

/s/ CHRISTOPHER M. COURTNEY	/s/ JEFFREY A. GALL
Christopher M. Courtney, President and Chief Executive Officer	Jeffrey A. Gall, Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Oak Valley Bancorp

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Oak Valley Bancorp and its subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses
As described in Notes 1 and 4 to the consolidated financial statements, the Company's allowance for loan losses (allowance) represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans and, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The allowance is evaluated on a regular basis by management and is based on management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. The allowance is comprised of three components: (1) specific valuation allowances determined in accordance with Accounting Standards Codification (ASC) Topic 310 based on probable losses on specific loans, which  represented $0 at December 31, 2021; (2) a historical allowance determined in accordance with ASC Topic 450 based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (3) an adjustment to historical losses determined in accordance with ASC Topic 450 based on general economic conditions and other qualitative risk factors both internal and external to the Company. The historical allowance combined with the adjustments for qualitative conditions represented $10,738,000 at December 31, 2021.

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

San Francisco, California
March 31, 2022

OAK VALLEY BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	December 31,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$735,332	$193,571
Federal funds sold	42,935	33,085
Cash and cash equivalents	778,267	226,656

Securities - available for sale	262,889	217,164
Securities - equity investments	3,391	3,425
Loans, net of deferred loan fees and costs, less allowance for loan losses of $10,738 and $11,297 at December 31, 2021 and 2020, respectively	847,847	997,246
Cash surrender value of life insurance	29,469	25,325
Bank premises and equipment, net	15,422	15,770
Goodwill and other intangible assets, net	3,647	3,740
Interest receivable and other assets	23,546	22,152

	$1,964,478	$1,511,478

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$1,806,966	$1,367,809
Interest payable and other liabilities	14,900	13,975
Total liabilities	1,821,866	1,381,784

Commitments and contingent liabilities (Note 13)

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,239,099 and 8,218,873 shares issued and outstanding at December 31, 2021 and 2020, respectively	25,435	25,435
Additional paid-in capital	4,689	4,216
Retained earnings	106,300	92,349
Accumulated other comprehensive income, net of tax	6,188	7,694
Total shareholders’ equity	142,612	129,694

	$1,964,478	$1,511,478

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)	YEAR ENDED DECEMBER 31,
	2021	2020
INTEREST INCOME
Interest and fees on loans	$43,766	$39,952
Interest on securities	5,403	5,640
Interest on federal funds sold	36	57
Interest on deposits with banks	601	461
Total interest income	49,806	46,110

INTEREST EXPENSE
Deposits	971	1,119
FHLB advances	0	34
Total interest expense	971	1,153

Net interest income	48,835	44,957
(Reversal of) provision for loan losses	(635)	2,165

Net interest income after (reversal of) provision for loan losses	49,470	42,792

NON-INTEREST INCOME
Service charges on deposits	1,287	1,272
Debit card transaction fee income	1,693	1,355
Earnings on cash surrender value of life insurance	719	694
Mortgage commissions	152	130
Gains on calls and sales of available-for-sale securities	154	2
Gain on sale of other real estate owned	0	34
Other	1,421	1,328
Total non-interest income	5,426	4,815

NON-INTEREST EXPENSE
Salaries and employee benefits	20,210	17,972
Occupancy expenses	3,972	3,642
Data processing fees	2,117	2,062
Regulatory assessments (FDIC & DFPI)	649	324
Other operating expenses	6,271	5,864
Total non-interest expense	33,219	29,864

Net income before provision for income taxes	21,677	17,743

Total provision for income taxes	5,340	4,056
Net Income	$16,337	$13,687

Net income per share	$2.01	$1.68

Net income per diluted share	$2.00	$1.68

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEAR ENDED DECEMBER 31,
(dollars in thousands)	2021	2020

Net income	$16,337	$13,687
Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Unrealized holding (losses)/Gains arising during the period	(1,984)	7,521
Less: reclassification for net gains included in net income	(154)	(2)
Other comprehensive (loss)/Income, before tax	(2,138)	7,519
Tax benefit/(expense) related to items of other comprehensive income	632	(2,222)
Total other comprehensive (loss)/Income	(1,506)	5,297
Comprehensive income	$14,831	$18,984

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	YEAR ENDED DECEMBER 31, 2021 AND 2020
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, January 1,2020	8,210,147	$25,435	$3,777	$80,961	$2,397	$112,570
Restricted stock issued	17,756					0
Restricted stock forfeited	(2,400)					-
Restricted stock surrendered for tax withholding	(6,630)		(110)			(110)
Cash dividends declared $0.140 per share of common stock				(2,299)		(2,299)
Stock based compensation			549			549
Other comprehensive income					5,297	5,297
Net income				13,687		13,687
Balances, December 31, 2020	8,218,873	$25,435	$4,216	$92,349	$7,694	$129,694

Balances, January 1,2021	8,218,873	$25,435	$4,216	$92,349	$7,694	129,694
Restricted stock issued	31,207					0
Restricted stock forfeited	(4,500)					-
Restricted stock surrendered for tax withholding	(6,481)		(108)			(108)
Cash dividends declared $0.145 per share of common stock				(2,386)		(2,386)
Stock based compensation			581			581
Other comprehensive loss					(1,506)	(1,506)
Net income				16,337		16,337
Balances, December 31, 2021	8,239,099	$25,435	$4,689	$106,300	$6,188	$142,612

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
(dollars in thousands)	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,337	$13,687
Adjustments to reconcile net income to net cash from operating activities:
(Reversal of) provision for loan losses	(635)	2,165
(Decrease) increase in deferred fees/costs, net	(3,120)	3,780
Depreciation	1,326	1,199
Amortization of investment securities, net	410	545
Stock based compensation	581	549
Gain on sale of OREO property	0	(34)
Gain on calls and sales of available for sale securities	(154)	(2)
Earnings on cash surrender value of life insurance	(719)	(694)
Increase (decrease) in deferred tax asset	134	(479)
Increase in interest payable and other liabilities	1,455	262
Decrease in interest receivable	1,631	494
Increase in other assets	(5,975)	(2,232)
Net cash from operating activities	11,271	19,240

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(79,865)	(68,677)
Purchases of equity securities	(64)	(80)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	36,120	48,531
Investment in LIHTC	(530)	(1,573)
Net decrease (increase) in loans	153,154	(262,281)
Purchase of FHLB Stock	(735)	0
Purchase of BOLI policies	(3,425)	0
Proceeds from sale of OREO	0	171
Purchases of premises and equipment	(978)	(1,740)
Net cash from (used in) investing activities	103,677	(285,649)

CASH FLOWS FROM FINANCING ACTIVITIES:
FHLB advanced funds	0	50,000
FHLB payments	0	(50,000)
Shareholder cash dividends paid	(2,386)	(2,299)
Net increase in demand deposits and savings accounts	436,485	348,969
Net increase (decrease) in time deposits	2,672	(1,089)
Tax withholding payments on vested restricted shares surrendered	(108)	(110)
Net cash from financing activities	436,663	345,471

NET INCREASE IN CASH AND CASH EQUIVALENTS	551,611	79,062

CASH AND CASH EQUIVALENTS, beginning of period	226,656	147,594

CASH AND CASH EQUIVALENTS, end of period	$778,267	$226,656

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$971	$1,149
Income taxes	$5,724	$4,338

NON-CASH INVESTING ACTIVITIES:
Real estate acquired through foreclosure	$0	$137
Change in unrealized gain on securities	$2,138	$7,521
Lease right-of-use assets	$1,949	$273

NON-CASH FINANCING ACTIVITIES:
Present value of lease obligations	$1,913	$(210)

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

The Company is authorized to issue 50,000,000 shares of common stock, without par value, of which 8,239,099 are issued and outstanding at December 31, 2021 and 10,000,000 shares of preferred stock, without par value, of which no shares are issued and outstanding.

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

Subsequent events — The Company has evaluated events and transactions subsequent to December 31, 2021 through the date of the filing for potential recognition or disclosure.

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

	years
Building		31.5

Equipment	3	–	12

Furniture and fixtures	3	–	7

Leasehold improvements	5	–	15

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

The Company files income tax returns in the U.S. federal jurisdiction, and the state of California. With few exceptions, the Company is no longer subject to U.S. federal tax examinations by tax authorities for years before 2018 or to state/local income tax examinations by tax authorities for years before 2017.

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

Advertising costs — The Company expenses marketing costs as they are incurred. Advertising expense was $405,000 and $401,000 for the years ended December 31, 2021 and 2020, respectively.

Comprehensive income — Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items previously recorded directly to shareholders’ equity, such as unrealized gains and losses on securities available for sale. Comprehensive income is presented in the statements of comprehensive income and as a component of shareholders’ equity. For the years ended December 31, 2021 and 2020, $108,000 and $1,000 net of tax, respectively, was reclassified from comprehensive income into net income related to gains on called available for sale securities.

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

Stock based compensation — The Company recognizes in the consolidated statements of income the grant-date fair value of restricted stock, stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The Company uses the straight-line recognition of expenses for awards with graded vesting. The fair value of each restricted stock grant is based on the closing market price of the Company’s stock on the date of grant. The Company issued restricted stock grants totaling 31,207 and 17,756 shares in 2021 and 2020, respectively.

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of December 31, 2021 and 2020. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

Goodwill and other intangible assets — As of December 31, 2021 intangible assets are comprised of goodwill of $3,313,000 and core deposit intangibles of $334,000, which were acquired through a business combination, as compared to goodwill of $3,313,000 and core deposit intangible of $427,000 as of December 31, 2020. Intangible assets with definite useful lives are amortized over their respective estimated useful lives. If an event occurs that indicates the carrying amount of an intangible asset may not be recoverable, management reviews the asset for impairment. Any goodwill and any intangible asset acquired in a purchase business combination determined to have an indefinite useful life is not amortized, but is evaluated for impairment, at a minimum, on an annual basis.

The core deposit intangible represents the estimated future benefits of acquired deposits and is booked separately from the related deposits. The value of the core deposit intangible asset was determined using a discounted cash flow approach to arrive at the cost differential between the core deposits (non-maturity deposits such as transaction, savings and money market accounts) and alternative funding sources. The core deposit intangible is amortized on an accelerated basis over an estimated ten-year life, and it is evaluated periodically for impairment. No impairment loss was recognized as of December 31, 2021. At December 31, 2021, the core deposit intangibles future estimated amortization expense is as follows:

(in thousands)	2022	2023	2024	2025	Total
Core deposit intangible amortization	$89	$86	$82	$77	$334

The Company applies a qualitative analysis of conditions in order to determine if it is more likely than not that the carrying value is impaired. In the event that the qualitative analysis suggests that the carrying value of goodwill may be impaired, the Company uses several quantitative valuation methodologies in evaluating goodwill for impairment that includes assumptions made concerning the future earnings potential of the organization, and a market-based approach that looks at values for organizations of comparable size, structure and business model. The current year's review of qualitative factors did not indicate that impairment has occurred, as such no quantitative analysis was performed at December 31, 2021.

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

NOTE 2 — CASH AND DUE FROM BANKS

Cash and due from banks includes balances with the Federal Reserve Bank and other correspondent banks. Prior to March 2020, the Fed Reserve Bank required the Company to maintain a minimum reserve balance based on a percentage of the Company’s deposit liabilities. Effective March 26, 2020, the Federal Reserve Bank reduced the reserve requirement ratios to zero percent, which eliminated the reserve requirements for all depository institutions. As of December 31, 2021 and 2020, the Company had Federal Reserve Bank balances of $690,404,000 and $153,856,000, respectively, which would have exceeded the reserve requirement if it was still in effect. In addition, the Company maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements, of which uninsured deposits totaled $38,487,000 at December 31, 2021.

NOTE 3 — SECURITIES

Equity Securities

The Company held equity securities with fair values of $3,391,000 and $3,425,000 at December 31, 2021 and December 31, 2020, respectively. There were no sales of equity securities during the year ended December 31, 2021 or 2020. Consistent with ASU 2016-01, these securities are carried at fair value with the changes in fair value recognized in the consolidated statements of income. Accordingly, the Company recognized an unrealized loss of $99,000 during the year ended December 31, 2021, as compared to an unrealized gain of $48,000 during the year ended December 31, 2020.

Debt Securities

Debt securities have been classified in the financial statements as available for sale. The amortized cost and estimated fair values of debt securities as of December 31, 2021 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$21,776	$450	$(56)	$22,170
Collateralized mortgage obligations	916	5	(22)	899
Municipalities	168,033	8,308	(99)	176,242
SBA pools	3,703	16	(11)	3,708
Corporate debt	19,524	127	(165)	19,486
Asset backed securities	40,151	278	(45)	40,384
	$254,103	$9,184	$(398)	$262,889

The following tables detail the gross unrealized losses and fair values aggregated of debt securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2021.

(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$4,978	$(55)	$79	$(1)	$5,057	$(56)
Collateralized mortgage obligations	0	0	482	(22)	482	(22)
Municipalities	12,805	(99)	0	0	12,805	(99)
SBA pools	0	0	1,777	(11)	1,777	(11)
Corporate debt	7,863	(137)	2,472	(28)	10,335	(165)
Asset backed securities	11,393	(26)	4,511	(19)	15,904	(45)
Total temporarily impaired securities	$37,039	$(317)	$9,321	$(81)	$46,360	$(398)

At December 31, 2021, three asset-backed securities, four Small Business Administration pools, one corporate debt, three U.S. agencies, and one collateralized mortgage obligations make up the total debt securities in an unrealized loss position for greater than 12 months. At December 31, 2021, eight asset backed securities, seven municipalities, three corporate debts and three U.S. agencies make up the total debt securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and the volatility of the security’s fair value. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes and the Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities at December 31, 2021, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	19,649	19,826
Due after one year through five years	83,502	87,716
Due after five years through ten years	103,090	106,166
Due after ten years	47,862	49,181
	$254,103	$262,889

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

The Company recognized gross realized gains of $94,000 and $2,000 during 2021 and 2020, respectively, on certain available-for-sale securities that were called. There was one sale of an available-for-sale security in 2021 that resulted in a gain of $60,000, as compared to no sales of securities during 2020.

Securities carried at $202,610,000 and $147,795,000 at December 31, 2021 and 2020, respectively, were pledged to secure deposits of public funds.

NOTE 4 — LOANS

The Company’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of December 31, 2021, approximately 80% of the Company’s loans are commercial real estate loans which includes construction loans. Approximately 13% of the Company’s loans are for general commercial uses including professional, retail, and small business. Also included in the commercial and industrial loans in the table below are Paycheck Protection Program loans (as described below) totaling $30,503,000 and $210,822,000 as of December 31, 2021 and 2020, respectively. Additionally, 3% of the Company’s loans are for residential real estate and other consumer loans. The remaining 4% are agriculture loans.

Loan totals were as follows:

(in thousands)	December 31, 2021	December 31, 2020
Commercial real estate:
Commercial real estate- construction	$25,737	$32,459
Commercial real estate- mortgages	583,620	540,556
Land	3,101	5,318
Farmland	76,670	82,998
Commercial and industrial	109,554	292,006
Consumer	416	636
Consumer residential	28,439	30,887
Agriculture	32,500	28,255
Total loans	860,037	1,013,115

Less:
Deferred loan fees and costs, net	(1,452)	(4,572)
Allowance for loan losses	(10,738)	(11,297)
Net loans	$847,847	$997,246

Paycheck Protection Program. With the passage of the Paycheck Protection Program (“PPP”), administered by the SBA, the Company assisted its customers with applications for resources through the program. As of April 16, 2020, all $350 billion of the available funds under the First Draw of this program had been allocated. The Treasury Department later announced that an additional $310 billion would be available for second round of the First Draw PPP, which commenced on April 27, 2020 and closed on August 8, 2020. As of December 31, 2020, the PPP remained closed and was not accepting applications, but resumed in January 2021. Also, in January 2021 the SBA began its Second Draw PPP to provide a second PPP loan to small businesses provided they meet specific criteria pertaining to economic hardship. PPP loans have a two-year term if the loan was approved by the SBA prior to June 5, 2020, and loans approved after that date have a five-year term. All PPP loans earn a contractual interest rate of 1%. The Company believes that the vast majority of PPP loans will ultimately be forgiven by the SBA in accordance with the terms of the program, which resulted in loan pay-offs of approximately $33 million in 2020 and $282 million in 2021. As of December 31, 2020, the Company had received approvals with the SBA for 1,671 PPP loans representing approximately $244,197,000 in funding under the First Draw PPP, of which $33,375,000 was paid off by the SBA through PPP loan forgiveness, resulting in an outstanding balance of $210,822,000 at December 31, 2020. During 2021, the Company received approvals with the SBA for 924 Second Draw PPP loans, representing approximately $100,698,000 in funding. PPP outstanding balances totaled $30,503,000 at December 31, 2021. As a result of funding the PPP loans, the Company received fee income that is recorded to total interest income net of deferred loan costs, through amortization over the life of the loans. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government, and therefore, no allowance for credit losses has been allocated for PPP loans. Should those circumstances change, the Company could be required to establish additional allowance for credit losses through additional provision for credit loss expense charged to earnings.

COVID-19 Related Loan Payment Deferrals. The COVID-19 Pandemic has negatively impacted the revenue streams of certain borrowers of the Company, and therefore, during the second of 2020 the Company elected to allow these clients to defer payments for a term up to six months. These deferrals were specifically related to the pandemic and the resulting economic hardships. As of December 31, 2020, the Company had no loans for which payments were deferred due to the financial impact of the pandemic, as normal payment schedules had resumed on the deferrals granted during the second quarter of 2020. As of December 31, 2021, one borrowing relationship totaling $8,092,745 in outstanding loans experienced economic hardship related to COVID-19 during 2021 and the bank responded by deferring principal payments, and thus converting the loans to interest-only until mid-2022. After an evaluation of financial stability, no specific loan loss reserve allocation was required on any of these loans at the time of deferral. In accordance with regulatory and accounting guidance, these short-term modifications granted in response to the COVID-19 pandemic are not considered to be troubled debt restructurings.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2021, approximately 39% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

As of December 31, 2021 and 2020, there were no loans classified as non-accrual loans.

The following table analyzes past due loans, segregated by class of loans, as of December 31, 2021 (in thousands):

December 31, 2021	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	90 Days or More Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$25,737	$25,737	$0
Commercial R.E. - mortgages	0	0	0	0	583,620	583,620	0
Land	0	0	0	0	3,101	3,101	0
Farmland	0	0	0	0	76,670	76,670	0
Commercial and industrial	0	0	0	0	109,554	109,554	0
Consumer	0	0	0	0	416	416	0
Consumer residential	0	0	0	0	28,439	28,439	0
Agriculture	0	0	0	0	32,500	32,500	0
Total	$0	$0	$0	$0	$860,037	$860,037	$0

The following table analyzes past due loans, segregated by class of loans, as of December 31, 2020 (in thousands):

December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	90 Days or More Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$32,459	$32,459	$0
Commercial R.E. - mortgages	362	0	0	362	540,194	540,556	0
Land	0	0	0	0	5,318	5,318	0
Farmland	0	0	0	0	82,998	82,998	0
Commercial and industrial	0	0	0	0	292,006	292,006	0
Consumer	0	0	0	0	636	636	0
Consumer residential	0	0	0	0	30,887	30,887	0
Agriculture	0	0	0	0	28,255	28,255	0
Total	$362	$0	$0	$362	$1,012,753	$1,013,115	$0

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

Impaired loans by class as of December 31, 2021 and 2020 are set forth in the following tables. No interest income was recognized on impaired loans subsequent to their classification as impaired during 2021 and 2020.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
December 31, 2021
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	0	0	0	0	0	166
Farmland	0	0	0	0	0	0
Commercial and Industrial	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$166

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
December 31, 2020
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	0	0	0	0	0	724
Farmland	0	0	0	0	0	0
Commercial and Industrial	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	87
Agriculture	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$811

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

At December 31, 2021 and 2020, there were no loans classified as troubled debt restructurings, and therefore there were no loans modified as troubled debt restructurings within the previous twelve months and for which there was a payment default during the twelve months ended December 31, 2021 and 2020. A loan is considered to be in payment default once it is ninety days contractually past due under the modified terms.

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

As of December 31, 2021 and 2020, there are no loans that are classified with risk grades of 8- Loss.

The following table presents weighted average risk grades of our loan portfolio.

	December 31, 2021	December 31, 2020
	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.00	3.16
Commercial real estate - mortgages	3.08	3.11
Land	3.00	3.94
Farmland	3.09	3.06
Commercial and industrial	3.01	3.02
Consumer	1.81	1.74
Consumer residential	3.00	3.00
Agriculture	3.23	3.05
Total gross loans	3.07	3.08

The following table presents risk grade totals by class of loans as of December 31, 2021 and 2020. Risk grades 1 through 4(W) have been aggregated in the “Pass” line.

(in thousands)	Commercial R.E. Construction	Commercial R.E. Mortgages	Land	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

December 31, 2021
Pass	$25,737	$574,774	$3,101	$75,889	$107,154	$395	$28,404	$32,500	$847,954
Special mention	-	8,846	-	-	1,647	-	-	-	10,493
Substandard	-	-	-	781	753	21	35	-	1,590
Total loans	$25,737	$583,620	$3,101	$76,670	$109,554	$416	$28,439	$32,500	$860,037

December 31, 2020
Pass	$32,459	$531,507	$4,469	$81,972	$290,504	$613	$30,849	$28,007	$1,000,380
Special mention	-	9,049	849	-	-	-	-	-	9,898
Substandard	-	-	-	1,026	1,502	23	38	248	2,837
Total loans	$32,459	$540,556	$5,318	$82,998	$292,006	$636	$30,887	$28,255	$1,013,115

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

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2021 and 2020. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. chare

Allowance for Loan Losses
For the Years Ended December 31, 2021 and 2020

(in thousands)
Year Ended December 31, 2021	Commercial Real Estate	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total
Beginning balance	$9,310	$1,079	$22	$325	$561	$11,297
Charge-offs	0	0	(25)	0	0	(25)
Recoveries	93	0	7	1	0	101
Provision for (reversal of) loan losses	1	(368)	2	1	(271)	(635)
Ending balance	$9,404	$711	$6	$327	$290	$10,738

Year Ended December 31, 2020
Beginning balance	$7,250	$1,002	$38	$331	$525	$9,146
Charge-offs	0	0	(29)	(2)	0	(31)
Recoveries	6	0	10	1	0	17
Provision for (reversal of) loan losses	2,054	77	3	(5)	36	2,165
Ending balance	$9,310	$1,079	$22	$325	$561	$11,297

The following table details the allowance for loan losses and ending gross loan balances as of December 31, 2021 and 2020, summarized by collective and individual evaluation methods of impairment.

(in thousands)
December 31, 2021	Commercial Real Estate	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total
Allowance for loan losses for loans:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	9,404	711	6	327	290	10,738
	$9,404	$711	$6	$327	$290	$10,738

Ending gross loan balances:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	689,128	109,554	416	28,439	32,500	860,037
	$689,128	$109,554	$416	$28,439	$32,500	$860,037

December 31, 2020
Allowance for loan losses for loans:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	9,310	1,079	22	325	561	11,297
	$9,310	$1,079	$22	$325	$561	$11,297

Ending gross loan balances:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	661,331	292,006	636	30,887	28,255	1,013,115
	$661,331	$292,006	$636	$30,887	$28,255	$1,013,115

Changes in the allowance for undisbursed loan commitments were as follows:

(in thousands)	YEARS ENDED DECEMBER 31,
	2021	2020
Balance, beginning of year	$379	$427
Provision (reversed) charged to operations for off balance sheet	90	(48)
Balance, end of year	$469	$379

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

At December 31, 2021 and 2020, loans carried at $860,037,000 and $1,013,115,000, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 5 — PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows:

(in thousands)	DECEMBER 31,
	2021	2020
Land	$5,195	$5,195
Building	10,557	10,601
Leasehold improvements	5,224	5,190
Furniture, fixtures, and equipment	3,949	9,007
Branch construction work-in-process	209	518
	25,134	30,511

Less accumulated depreciation	(9,712)	(14,741)
	$15,422	$15,770

Depreciation expense was $1,326,000 and $1,199,000 for the years ended December 31, 2021 and 2020, respectively.

NOTE 6 — INTEREST RECEIVABLE AND OTHER ASSETS

Interest receivable and other assets are summarized as follows:

(in thousands)	DECEMBER 31,
	2021	2020
Net deferred tax asset	$2,129	$1,363
Restricted equity securities	5,493	4,757
Interest income receivable on loans	2,326	4,308
Interest income receivable on investments	1,732	1,381
Investments in limited partnerships	4,359	4,688
Lease right of use asset	6,534	4,585
Prepaid expenses and other	973	1,070
	$23,546	$22,152

NOTE 7 — DEPOSITS

Deposit totals were as follows:

	DECEMBER 31,
(in thousands)	2021	2020

Demand	$1,210,153	$907,913
Money market deposit accounts	401,072	301,506
Savings	155,231	120,552
Time deposits $250,000 and under	21,948	21,704
Time deposits over $250,000	18,562	16,134
Total deposits	$1,806,966	$1,367,809

Time deposits issued and their remaining maturities at December 31, 2021, are as follows (in thousands):

Year ending December 31,
2022	$27,461
2023	7,790
2024	3,704
2025	1,549
2026	6
$40,510

NOTE 8 — FHLB ADVANCES

At December 31, 2021, the Company had no outstanding advances from the Federal Home Loan Bank (“FHLB”). Unused and available advances totaled $368,455,000 at December 31, 2021.  Loans carried at $860,037,000 as of December 31, 2021, were pledged as collateral on advances from the Federal Home Loan Bank.

At December 31, 2020, the Company had no outstanding advances from the Federal Home Loan Bank (“FHLB”). Unused and available advances totaled $317,630,000 at December 31, 2020.  Loans carried at $1,013,115,000 as of December 31, 2020, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 9 — INTEREST ON DEPOSITS

Interest on deposits was comprised of the following:

	YEARS ENDED DECEMBER 31,
(in thousands)	2021	2020

Savings and other deposits	$857	$978
Time deposits over $250,000	53	85
Time deposits $250,000 and under	61	56
	$971	$1,119

NOTE 10 — INCOME TAXES

The provision for income taxes consists of the following:

(in thousands)	YEARS ENDED DECEMBER 31,
	2021	2020
Current
Federal	$3,152	$2,526
State	2,322	2,009
	5,474	4,535
Deferred
Federal	(119)	(255)
State	(15)	(224)
	(134)	(479)

	$5,340	$4,056

The components of the Company’s deferred tax assets and liabilities (included in accrued interest and other assets on the consolidated balance sheets), is shown below:

(in thousands)	DECEMBER 31,
	2021	2020
Deferred tax assets:
Allowance for loan losses	$3,175	$3,340
Restricted stock expense	120	111
Accrued vacation	192	155
Accrued salary continuation liability	1,499	1,328
Deferred compensation	78	77
Core deposit intangible	84	77
Merger Costs	71	79
Reserve for undisbursed commitments	139	112
OREO expenses	173	173
State income tax	488	422
Holding company organization fees	4	7
	6,023	5,881
Deferred tax liabilities:
Prepaid expenses	(102)	(73)
FHLB dividends	(144)	(144)
Accumulated depreciation	(97)	(118)
Accrued bonus	(3)	0
Deferred loan costs	(406)	(595)
Goodwill Amortization	(392)	(326)
Limited partner investment in small business equity fund	(153)	(33)
Unrealized gain on securities available for sale	(2,597)	(3,229)
	(3,894)	(4,518)

Net deferred income tax asset	$2,129	$1,363

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

The Company had no liabilities for unrecognized tax benefits as of December 31, 2021 and 2020.

The effective tax rate for 2021 and 2020 differs from the current Federal statutory income tax rate as follows:

	YEARS ENDED DECEMBER 31,
	2021	2020

Federal statutory income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	8.6%	8.6%
Tax exempt interest on municipal securities and loans	-3.8%	-4.1%
Other	-1.1%	-2.6%
Effective tax rate	24.6%	22.9%

Oak Valley Bancorp files a consolidated return in the U.S. Federal tax jurisdiction and a combined report in the State of California tax jurisdiction.  None of the entities are subject to examination by taxing authorities for years before 2018 for U.S. Federal or for years before 2017 for California.

NOTE 11 — STOCK OPTION PLAN

The Company currently has two equity based incentive plans, the Oak Valley Bancorp 2008 Stock Plan and the Oak Valley Bancorp 2018 Stock Plan. The 2018 Stock Plan provides for awards in the form of incentive stocks, non-statutory stock options, stock appreciation rights and restrictive stocks. Under the 2018 Plan, the Company is authorized to issue 607,500 shares of its common stock to key employees and directors as incentive and non-qualified stock options, respectively, at a price equal to the fair value on the date of grant. The Plan provides that the options are exercisable in equal increments over a five-year period from the date of grant or over any other schedule approved by the Board of Directors. All incentive stock options expire no later than ten years from the date of grant. Future grants are not permitted under the 2008 Stock Plan and will all be issued from the 2018 Stock Plan until it expires. As of December 31, 2021, 531,592 shares were available to be issued under the 2018 Stock Plan pursuant to new grants.

For the years ended December 31, 2021 and 2020, there were no stock options outstanding at any time and therefore no stock option exercises in either year All outstanding stock options became fully vested during 2014 and therefore there is no remaining unrecognized stock option compensation expense.

A summary of the status of the Company’s restricted stock and changes during the years ended December 31, 2021 and 2020 are presented below.

	DECEMBER 31, 2021		DECEMBER 31, 2020
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	89,828	$19.32	101,555	$19.75
Issued	31,207	$16.60	17,756	$16.08
Vested	(28,685)	$19.12	(27,083)	$19.53
Forfeited	(4,500)	$17.74	(2,400)	$19.19
Unvested at end of year	87,850	$18.50	89,828	$19.32

The Company issued 31,207 shares of restricted stock in 2021 with a weighted average fair value of $16.60 per share. For the year ended December 31, 2021, total compensation expense recorded in the consolidated statements of income related to restricted stock awards was $581,000, with an offsetting tax benefit of $171,000, as this expense is deductible for income tax purposes. The Company recorded an additional tax expense of $26,000 to income tax expense to adjust for the full tax deduction of the vested restricted stock, which is equal to the fair value on the vesting date, as the tax benefit from the restricted stock expense is based on the grant date fair value. As of December 31, 2021, there was $1,182,000 of total unrecognized compensation cost related to restricted stock awards which is expected to be recognized over a weighted-average period of 2.81 years. During 2021, shares of restricted stock awards totaling 28,685 with a fair value of $470,000, based on the vested date of each award, were vested and became unrestricted.

The Company issued 17,756 shares of restricted stock in 2020 with a weighted average fair value of $16.08 per share. For the year ended December 31, 2020, total compensation expense recorded in the consolidated statements of income related to restricted stock awards was $549,000, with an offsetting tax benefit of $162,000, as this expense is deductible for income tax purposes. The Company recorded an additional tax expense of $31,000 to income tax expense to adjust for the full tax deduction of the vested restricted stock, which is equal to the fair value on the vesting date, as the tax benefit from the restricted stock expense is based on the grant date fair value. As of December 31, 2020, there was $1,324,000 of total unrecognized compensation cost related to restricted stock awards which is expected to be recognized over a weighted-average period of 2.78 years. During 2020, shares of restricted stock awards totaling 27,083 with a fair value of $423,000, based on the vested date of each award, were vested and became unrestricted.

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

The Company’s calculation of EPS including basic EPS, which does not consider the effect of common stock equivalents and diluted EPS, which considers all dilutive common stock equivalents is as follows:

	YEAR ENDED DECEMBER 31, 2021
		Weighted Avg
(dollars in thousands)	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$16,337	8,145,028	$2.01

Effect of dilutive securities:
Non-vested restricted stock	—	33,712
Total dilutive shares		33,712

Diluted EPS:
Net income per diluted share	$16,337	8,178,740	$2.00

	YEAR ENDED DECEMBER 31, 2020
		Weighted Avg
(dollars in thousands)	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$13,687	8,123,386	$1.68

Effect of dilutive securities:
Non-vested restricted stock	—	15,142
Total dilutive shares		15,142

Diluted EPS:
Net income per diluted share	$13,687	8,138,528	$1.68

NOTE 13 — COMMITMENTS AND CONTINGENCIES

The Company is obligated for rental payments under certain operating lease agreements, some of which contain renewal options and escalation clauses that provide for increased rentals. Total rental expense for the years ended December 31, 2021 and 2020, was $1,228,000 and $1,135,000, respectively.

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

At December 31, 2021, the future minimum commitments under these operating leases are as follows (in thousands):

Year ending December 31,
2022	$1,372
2023	1,187
2024	1,052
2025	770
2026	604
Thereafter	2,479
$7,464

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

Financial instruments at December 31, 2021 whose contract amounts represent credit risk:

Contract
(in thousands)	Amount

Undisbursed loan commitments	$160,467
Checking reserve	1,439
Equity lines	15,835
Standby letters of credit	3,345
$181,086

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

NOTE 14 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of December 31, 2021 and 2020. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between levels during the years ended December 31, 2021 and 2020.

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

Loans receivable — The fair value of the loan portfolio is estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The Company’s fair value model takes into account many inputs including loan discounts due to credit risk, current market rates on new loans, the U.S. treasury yield curve, rate floors, rate ceilings, remaining maturity, and average life based on specific loan type. ASU 2016-01 requires the use of an exit price rather than an entrance price to determine the fair value of loans not measured at fair value on a non-recurring basis. Loans are considered to be a level 3 valuation.

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

The estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2021 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$778,267	$778,267	1
Restricted equity securities	5,493	5,493	2
Loans, net	847,847	852,975	3
Interest receivable	4,058	4,058	2

Financial liabilities:
Deposits	(1,806,966)	(1,807,032)	3
Interest payable	(20)	(20)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,811)	3

The estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2020 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$226,656	$226,656	1
Restricted equity securities	4,757	4,757	2
Loans, net	997,246	1,006,335	3
Interest receivable	5,689	5,689	2

Financial liabilities:
Deposits	(1,367,809)	(1,367,874)	3
Interest payable	(20)	(20)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,457)	3

The following table presents the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the consolidated balance sheets at each respective period end, by level within the fair value hierarchy as of December 31, 2021 and 2020.

	Fair Value Measurements at December 31, 2021 Using
(in thousands)	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$22,170	$0	$22,170	$0
Collateralized mortgage obligations	899	0	899	0
Municipalities	176,242	0	176,242	0
SBA pools	3,708	0	3,708	0
Corporate debt	19,486	0	19,486	0
Asset backed securities	40,384	0	40,384	0

Equity Securities:
Mutual fund	$3,391	$3,391	$0	$0

Assets and liabilities measured on a non-recurring basis:	N/A

	Fair Value Measurements at December 31, 2020 Using
(in thousands)	December 31, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$23,692	$0	$23,692	$0
Collateralized mortgage obligations	1,223	0	1,223	0
Municipalities	125,602	0	125,602	0
SBA pools	5,008	0	5,008	0
Corporate debt	14,352	0	14,352	0
Asset backed securities	47,287	0	47,287	0

Equity Securities:
Mutual fund	$3,425	$3,425	$0	$0

Assets and liabilities measured on a non-recurring basis:	N/A

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

Impaired loans - ASC Topic 820 applies to loans measured for impairment using the practical expedients permitted by ASC Topic 310, Accounting by Creditors for Impairment of a Loan. The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Impaired loans where an allowance is established based on the fair value of collateral less the cost related to liquidation of the collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 3. Likewise, when an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3. There were no impaired loans as of December 31, 2021 and 2020.

There have been no significant changes in the valuation techniques during the year ended December 31, 2021.

NOTE 15 — RELATED PARTY TRANSACTIONS

The Company, in the normal course of business, makes loans and receives deposits from its directors, officers, principal shareholders, and their associates. In management’s opinion, these transactions are on substantially the same terms as comparable transactions with other customers of the Company. Loans to directors, officers, shareholders, and affiliates are summarized below:

	YEARS ENDED DECEMBER 31,
(in thousands)	2021	2020

Aggregate amount outstanding, beginning of year	$5,543	$5,734
New loans or advances during year	6,020	12,152
Repayments during year	(5,941)	(11,943)
Loans outstanding to retired director removed from related party status	0	(400)
Aggregate amount outstanding, end of year	$5,622	$5,543

Related party deposits totaled $11,577,000 and $15,914,000 at December 31, 2021 and 2020, respectively.

From time to time, some of the Company’s Directors, directly or through affiliates, may perform services for the Bank. These activities are performed in the ordinary course of the Bank’s business and are subject to strict compliance with the policies outlined below. In 2021, the Company made payments totaling $601,000 to Crown Painting and Design Studio 120, companies affiliated with a Director’s daughter, for renovation and design work performed in connection with various projects and maintenance on the Bank’s branches. In 2020, the Company made payments totaling $924,000 to these same related party companies for similar services. Except for such payments, no other material services or activities were performed for purposes of Item 404(a) of Regulation S-K under the Exchange Act.

NOTE 16 — PROFIT SHARING PLAN

The profit sharing plan to which both the Company and eligible employees contribute was established in 1995. To be eligible, employees must complete 1,000 hours of service within a one-year period and be 21 years of age or older. Bank contributions are voluntary and at the discretion of the Board of Directors. Contributions were approximately $833,000 and $737,000 for the years ended December 31, 2021 and 2020, respectively.

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

Future compensation under both types of arrangements is earned for services rendered through retirement. The Company accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the arrangements. The Company’s current benefit liability is determined based on vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which average approximately ten years. At December 31, 2021 and 2020, $5,070,000 and $4,491,000, respectively, has been accrued to date, and is included in other liabilities on the consolidated balance sheets.

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

The combined cash surrender value of all Bank-owned life insurance policies was $29,469,000 and $25,325,000 at December 31, 2021 and 2020, respectively.

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

The Company and Bank’s actual capital amounts and ratios at December 31, 2021 and 2020, are presented in the following table.

(in thousands)			Regulatory
	Actual		Minimum
Capital ratios for Bank:	Amount	Ratio	Amount	Ratio

As of December 31, 2021
Total capital (to Risk- Weighted Assets)	$143,871	13.6%	$110,780	>10.5%
Tier I capital (to Risk- Weighted Assets)	$132,664	12.6%	$89,679	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$132,664	12.6%	$73,853	>7.0%
Tier I capital (to Average Assets)	$132,664	7.00%	$76,310	>4.0%

As of December 31, 2020
Total capital (to Risk- Weighted Assets)	$129,654	13.1%	$103,632	>10.5%
Tier I capital (to Risk- Weighted Assets)	$117,978	12.0%	$83,893	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$117,978	12.0%	$69,088	>7.0%
Tier I capital (to Average Assets)	$117,978	8.0%	$59,306	>4.0%

Capital ratios for the Company:

As of December 31, 2021
Total capital (to Risk- Weighted Assets)	$143,984	13.7%	$110,784	>10.5%
Tier I capital (to Risk- Weighted Assets)	$132,777	12.6%	$89,683	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$132,777	12.6%	$73,856	>7.0%
Tier I capital (to Average Assets)	$132,777	7.0%	$76,313	>4.0%

As of December 31, 2020
Total capital (to Risk- Weighted Assets)	$129,936	13.2%	$103,637	>10.5%
Tier I capital (to Risk- Weighted Assets)	$118,260	12.0%	$83,896	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$118,260	12.0%	$69,091	>7.0%
Tier I capital (to Average Assets)	$118,260	8.0%	$59,309	>4.0%

OAK VALLEY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – RISKS AND UNCERTAINTIES

The coronavirus (“COVID-19”) pandemic and the Federal Reserve's response to the economic challenges has resulted in an uncertain and rapidly evolving economy. In the early stages of the pandemic, a significant portion of staff worked remotely, but essentially all staff have returned to the office as of December 31, 2021. The remote work arrangements did not adversely impact the ability to serve clients and did not have an impact on the Company’s financial reporting systems or the internal controls over financial reporting, disclosures and related procedures.

The most significant impact of COVID-19 on the Company’s business has been to the quality of the loan portfolio and to net interest income as short-term interest rates have sharply declined. The Company has increased the qualitative factors used in the determination of the adequacy of the allowance for loan and lease loss in anticipation of the impact that COVID-19 will have on clients and their ability to fulfill their obligations. There is no certainty that the allowance for loan losses as of December 31, 2021 will be sufficient to absorb the losses that stem from the impact of COVID-19 on the Company’s clients. As the longer-term effects on clients from the COVID-19 pandemic become more apparent, it may be necessary to charge-off some or all of the balance on certain loans and make further provisions to increase the allowance for loan and lease losses. These potential additional provisions for loan and lease losses will have a direct impact upon capital, including the potential need to reevaluate a valuation allowance on our deferred tax asset. At this time, the Company does not expect that there would be any material impairment to the valuation of other long-lived assets, right of use assets, or our investment securities.

Increased demand for liquidity by clients is another impact that could occur should the COVID-19 effects be prolonged. As of December 31, 2021, the Company and the Bank's on-balance sheet liquidity was very strong and combined with contingent liquidity resources, management believes that the Bank has sufficient resources to meet the liquidity needs of its clients. In response to COVID-19, the Federal Reserve has made other provisions that could assist the Bank in satisfying its liquidity needs, such as reducing the reserve requirement to zero, expanding access to the discount window through collateral pledging and extension of term borrowings.

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

NOTE 21. PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

(dollars in thousands)
	December 31,	December 31,
	2021	2020
ASSETS

Cash	$70	$250
Investment in bank subsidiary	142,499	129,412
Other assets	45	43

Total assets	$142,614	$129,705

LIABILITIES AND SHAREHOLDERS’ EQUITY

Other liabilities	$2	$11

Total liabilities	$2	$11

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,239,099 and 8,210,147 shares issued and outstanding at December 31, 2021 and 2020, respectively	25,435	25,435
Additional paid-in capital	4,689	4,216
Retained earnings	106,300	92,349
Accumulated other comprehensive income, net of tax	6,188	7,694

Total shareholders’ equity	142,612	129,694

Total liabilities and shareholders' equity	$142,614	$129,705

OAK VALLEY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21. PARENT ONLY CONDENSED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF INCOME

(dollars in thousands)	Year Ended December 31,
	2021	2020
INCOME
Dividends declared by subsidiary	$2,385	$2,549
Total income	2,385	2,549

EXPENSES
Salary expense	128	116
Employee benefit expense	580	549
Legal expense	51	40
Other operating expenses	114	108
Total expenses	873	813

Income before equity in undistributed income of subsidiary	1,512	1,736

Equity in undistributed net income of subsidiary	14,593	11,742
Income before income tax benefit	16,105	13,478

Income tax benefit	232	209

Net income	$16,337	$13,687

OAK VALLEY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21. PARENT ONLY CONDENSED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF CASHFLOWS

	YEAR ENDED DECEMBER 31,
(dollars in thousands)	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,337	$13,687
Adjustments to reconcile net income to net cash from operating activities:
Undistributed net income of subsidiary	(14,593)	(11,742)
Stock based compensation	580	549
(Decrease) increase in other liabilities	(9)	11
(Increase) decrease in other assets	(2)	5
Net cash from operating activities	2,313	2,510

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(2,385)	(2,299)
Tax withholding payments on vested restricted shares surrendered	(108)	(110)
Net cash used in financing activities	(2,493)	(2,409)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(180)	101

CASH AND CASH EQUIVALENTS, beginning of period	250	149

CASH AND CASH EQUIVALENTS, end of period	$70	$250

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$5,724	$4,338