Form 10-K/A
period 2021-12-31
Oak Valley Bancorp
filed 2022-05-02
CIK 1431567

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Oak Valley Bancorp, a California corporation (“Oak Valley”, the “Company”, “we” or “us”), is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to file certain information that will be included in the Company’s definitive proxy statement for the Company’s 2022 Annual Meeting of Shareholders.  This Amendment amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022 (the “Original Filing”). The Company is filing this Amendment to amend the cover page of the Original Filing to indicate that the company is a non-accelerated filer and to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because the Company will not be filing its definitive proxy statement within 120 days of the end of its fiscal year ended December 31, 2021. Part IV is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) promulgated by the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”). Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulations S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC on or subsequent to March 31, 2022.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

Set forth below is certain information with respect to the executive officers of the Company as of the date of this report:

Name	Age	Position	Officer Since*

Christopher M. Courtney	59	Chief Executive Officer	2008
Richard A. McCarty	50	President, Chief Operating Officer and Secretary	2008
Michael J. Rodrigues	52	Executive Vice President and Chief Credit Officer	2008
Janis L. Powers	63	Executive Vice President, Risk Management	2015
Russell E. Stahl	51	Executive Vice President, Chief Information Officer	2017
Gary W. Stephens	59	Executive Vice President, Commercial Banking Group	2019
Julie N. DeHart	48	Executive Vice President, Retail Banking Group	2021
Cathy Ghan	62	Executive Vice President, Commercial Real Estate Group	2021
Jeffrey A. Gall	46	Senior Vice President, Chief Financial Officer	2016

* The Company was formed in 2008 as the bank holding company of Oak Valley Community Bank.

Biographical information for our senior executive officers (SEOs), who are not nominees for election is set forth below.

Christopher M. Courtney has been the Bank and Oak Valley Bancorp’s Chief Executive Officer and Director since July 2013 and 2004, respectively. He served as President from 2004 to January 1, 2022, when the title was transferred to Rick McCarty. Previously, Courtney has served as the Bank’s Chief Credit Officer, Chief Operating Officer since 1999 and 2000, respectively. Mr. Courtney has over 30 years of diverse banking experience, joining Oak Valley Community Bank in 1996, as a lender, after working for a major bank, a mid-size bank and a small community bank. He graduated from the Wells Fargo Bank Credit Training Program in 1989. Mr. Courtney has a B.S. in Finance and an MBA from California State University, Sacramento. He is also a graduate of the Pacific Coast Banking School at the University of Washington. Mr. Courtney adds banking and operations experience to the Board.

Richard A. McCarty first joined Oak Valley Community Bank in 1996. Mr. McCarty became our President in 2022, Chief Operating Officer in 2017, our Senior Executive Vice President in 2016, our Chief Administrative Officer in 2008 and our Secretary in February 2010. He also served as the Bank’s Executive Vice President and Chief Financial Officer from 2000 to 2015. Mr. McCarty has a B.S. in Finance from California State University, Stanislaus.

Michael J. Rodrigues first joined Oak Valley Community Bank in 1997. He has been the Bank’s Executive Vice President, Chief Credit Officer since 2006. Mr. Rodrigues has 28 years of diverse banking experience, joining Oak Valley Community Bank in 1997, as a commercial lender.  He has a degree in Business Finance from California Polytechnic State University, San Luis Obispo.  He is also a 2006 graduate of the Pacific Coast Banking School at the University of Washington.

Janis L. Powers joined Oak Valley Community Bank in 2000 after relocating from Wichita, Kansas, which is where her banking career began. Ms. Powers was promoted to her current position of Executive Vice President, Risk Management Officer in January 2015. With over 20 years of diverse banking experience, she has had the opportunity to immerse herself in several of the bank’s business units, including marketing, operations and compliance. In 2005, she moved into Risk Management and began overseeing the bank’s governance and strategy for enterprise risk. Powers also manages compliance, internal audit, BSA, CRA and fraud prevention.

Russell E. Stahl has over 30 years of bank operations experience, including more than two decades within the information technology area. Since joining Oak Valley Community Bank in 1998, he has managed the development, operations, and security of the bank’s technology infrastructure. Mr. Stahl served as Senior Vice President, Information Technology prior to his promotion to Executive Vice President, Chief Information Officer in January 2017.

Gary W. Stephens joined Oak Valley Community Bank in 2004. Mr. Stephens served as Senior Vice President, Commercial Banking Group prior to his promotion to Executive Vice President, Commercial Banking Group in January 2019. He has over 30 years of commercial banking experience. Stephens has served the bank in a wide variety of roles including Commercial Loan Team Leader, Senior Vice President Credit Administrator, and Senior Vice President Senior Lending Officer. He earned his B.S. Degree in Finance and his MBA from San Jose State University. He is also a 2011 graduate of the Pacific Coast Banking School at the University of Washington.

Julie N. DeHart joined Oak Valley Community Bank in 2005. Prior to her promotion to Executive Vice President, Retail Banking Group in 2021, Ms. DeHart served as the Senior Vice President, Retail Banking Manager since 2017. DeHart has over 24 years of retail banking experience, including various roles in the branch, training and development, and branch administration. She is a 2019 graduate of the Pacific Coast Banking School at the University of Washington.

Cathy Ghan joined Oak Valley Community Bank in 2007 to develop the bank's Commercial Real Estate Group with a focus on cultivating new business relationships, centralization of CRE client portfolios, construction loan management, and third-party property services including real estate appraisal. environmental and inspections. Ghan previously served as Senior Vice President, Commercial Real Estate Group since 2007 before her promotion to Executive Vice President, Commercial Real Estate Group in 2021. Ghan has been a dedicated leader in the commercial real estate lending industry for 30 years. Ghan holds a Bachelor of Science in Organizational Behavior from the University of San Francisco.

Jeffrey A. Gall joined Oak Valley Community Bank in 2006. Mr. Gall served as Vice President, Finance since his arrival until he was promoted to Senior Vice President, Chief Financial Officer in January 2016. Mr. Gall has 24 years of banking experience and manages the external audit, financial reporting, internal controls framework, and investor relations in his current role. Mr. Gall has a B.S. in Business Administration from California State University, Sacramento.

The Board of Directors

Biographical information of our current directors, who are not executive officers and are not nominees for election, is set forth below:

Lynn R. Dickerson, 64, joined the Board of Directors in January 2021. She was the CEO of the Gallo Center for the Arts from 2009 to 2021. Her twelve-year tenure was marked with operational excellence and tremendous community support. Prior to joining the Gallo Center, Dickerson had a successful 29-year career in the newspaper industry, serving as Publisher & President of The Modesto Bee and subsequently as Vice President of Operations for The McClatchy Company where she oversaw 11 of their 30 newspapers throughout the country. Dickerson is the current Board Chair for the Downtown Modesto Partnership and serves on the board of Opportunity Stanislaus. She is a native Texan and a graduate of Texas A&M University where she earned a degree in Marketing. Lynn is a Stanislaus County resident. Ms. Dickerson adds knowledge of our local business markets and promotes community engagement.

Allison Cherry Lafferty, 47, was appointed to the boards of the Bank and Oak Valley Bancorp in October 2017. Ms. Lafferty is President and Managing Shareholder at Kroloff, Belcher, Smart, Perry & Christopherson, a Professional Law Corporation. She has been with the firm since 1999, owner since 2006, and served as Managing Partner since 2014. She is experienced in all phases of litigation. Her practice focuses on commercial, real estate, product liability, and construction litigation. Ms. Lafferty earned her Juris Doctorate from the University of the Pacific, McGeorge School of Law in Sacramento. She has previously served as a member of the California State Bar Business Law Section, Agribusiness Committee, and previously served as a board member of the Stockton Arts Commission and Stockton Civic Theatre. Ms. Lafferty is a San Joaquin County resident and brings legal and business transactions expertise to the Board.

Terrance P. Withrow, 62, was appointed to fill a vacancy on the boards of the Bank and Oak Valley Bancorp in November 2013. Mr. Withrow, a licensed certified public accountant since 1984, has served as Managing Partner of Withrow & Baggett, LLP, a full-service public accounting firm based in Modesto, California, since 2005. Mr. Withrow is a current member of the California Society of CPAs and has served as a Stanislaus County Supervisor for District 3 since 2011. Mr. Withrow is also an almond and grape farmer. Mr. Withrow enhances the connection between the Board and our community along with bringing accounting expertise to the Board.

Donald L. Barton, 65, has been a director of the Bank since 2006 and of Oak Valley Bancorp since 2008. Mr. Barton is the managing partner at GoldRiver Orchards, a local walnut processing operation which his family started in 2003. Mr. Barton is immediate past chairman of the Board of Western Agricultural Processors Association, an organization that provides advocacy, training and consulting for the tree nut industry of California. Barton also serves as chairman of the Liaison Action Committee of the California Walnut Handlers Coalition. Previously, he was Vice President Marketing at The Wornick Company, and President at Heidi’s Gourmet Desserts. Before that he had a number of managerial and executive positions in the food and agribusiness industries, including positions with Cargill and HJ Heinz. Mr. Barton is a Stanford graduate and earned his MBA from Santa Clara University. Mr. Barton is an Oakdale, California resident. Mr. Barton adds knowledge of the local economy to the Board.

Thomas A. Haidlen, 75, has been a director of the Bank since 1991 and of Oak Valley Bancorp since 2008. Mr. Haidlen was born in Oakdale and has resided in Oakdale for over 50 years. He owns and operates the Haidlen Ford Dealership in Oakdale, California that was established in Oakdale in 1955. Mr. Haidlen helps connect our banking operations with the local commercial community.

Daniel J. Leonard, 75, was appointed to fill a vacancy on the boards of the Bank and Oak Valley Bancorp in January 2012. Mr. Leonard currently serves as the Senior Vice President, Chief Financial Officer of Bronco Wine Company, where he has been employed for over 35 years. He is also the President and Chief Operating Officer of Bivio Transport & Logistics Company, providing logistic solutions to the wine industry. He has served on the Board of Directors for the Wine Institute, a voice for the California wine industry, for the past 28 years. Mr. Leonard is currently on the Board of Opportunity Stanislaus, a local non-profit Economic Development Agency. He also serves as Chairman Emeritus of the Board of the Parent Resource Center, a Modesto, California non-profit organization, in which he has been involved for over 25 years. Mr. Leonard brings business and financial experience and additional business ties in our communities to Oak Valley Bancorp.

Ronald C. Martin, 75, has served as a director of the Bank since 1992 and of Oak Valley Bancorp since 2008. He was also the Bank’s Chief Executive Officer until June 2013. Mr. Martin began his banking career in 1977 with River City Bank in Sacramento, California. Between 1977 and 1987, he was employed in the Sacramento area, and from December 1987 to January 1992 he served as President and Chief Executive Officer of Butte Savings in Chico, California. Mr. Martin has a B.S. in Finance from the University of Arizona. Mr. Martin is a veteran banker with a deep understanding of our local community banking needs.

James L. Gilbert, 77, has been a Director of the Bank since 1991 and of Oak Valley Bancorp since 2008.  Mr. Gilbert has lived in Oakdale, California since 1946.  Mr. Gilbert is an owner and executive of A.L. Gilbert Co., a business that has been in Oakdale for over 125 years. Mr. Gilbert has been involved in the feed and seed business as well as retail feed stores and almond farming for approximately 50 years. Mr. Gilbert enhances the connection between the Board and our community.

H. Randolph Holder, 67, has been a director of the Bank and Oak Valley Bancorp since January 2016. Holder is President and CEO of Clarke Broadcasting Corp., which owns and operates KVML, KZSQ, and KKBN, Sonora’s local radio stations since 1986. In 2000, he launched the mymotherlode.com website and community portal. Holder resided in Sonora from 1986 to 1999 and currently maintains his businesses and a home in the community. He has been active in community affairs and is past President of the Tuolumne County Chamber of Commerce, the Economic Development Company of Tuolumne County, and a past Director of the Sonora Community Hospital Governing Board. Mr. Holder brings valuable business experience as well as an understanding of the local community.

Janet S. Pelton, 67, has been a director of the Bank and Oak Valley Bancorp since June 2013. Ms. Pelton, a licensed certified public accountant since 1980, is currently the tax partner and former managing partner from 2003 to 2013, for Atherton & Associates, LLP, a full-service public accounting firm based in Modesto, California. She has practiced in public accounting for over 40 years, providing income tax and estate tax planning and preparation services to individuals, partnerships and corporations. Ms. Pelton brings tax and accounting expertise to the Board.

Gary J. Strong, 59, was appointed to the boards of the Bank and Oak Valley Bancorp in November 2021. Mr. Strong is CEO of the California Gold Country Region of the American Red Cross since 2015. He leads the Sierra Delta and Northern California Chapters, which include more than 2,000 volunteers and 40 employees who respond to nearly 800 local disasters each year and serve close to four million residents in 26 counties. Mr. Strong is a CPA (inactive) having previously served as a big four accounting firm audit manager (1983-1990), as Controller at the Los Angeles Times (1990-2005) and as SVP/Finance at the Sacramento Bee (2005-2015). He has also served on board of directors of local American Red Cross chapters, the Sacramento Region Community Foundation, KVIE Public Television, Journalism Funding Partners, the Northern California Chapter of the National Association of Corporate Directors (NACD), and served on the local community advisory board of one of the largest banks in the nation. He currently resides in Granite Bay, California. Mr. Strong brings accounting experience to the board and a connection to the community through his non-profit background.

Danny L. Titus, 77, has been a director of the Bank since 1992 and of Oak Valley Bancorp since 2008. Mr. Titus served as the President of Situs Investments, Inc. from 1989 to 2017, which manages real estate and investments. During the period from 1979 to 1988, Mr. Titus was the general manager of Steelgard, Inc., which manufactured portable buildings. Mr. Titus brings investment expertise to the Board.

Audit Committee

We have an Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). The Audit Committee assists the Board in fulfilling the Board’s responsibilities for general oversight of the integrity of our financial statements, our compliance with legal and regulatory requirements, the independent auditors’ qualifications and independence, the performance of our internal audit function and independent auditors, and risk assessment and risk management. In addition, the Audit Committee reviews and discusses the annual audited financial statements with management and the independent auditors prior to finalizing and filing the Annual Report on Form 10-K with the SEC; reviews and discusses with management and the independent auditors any significant changes, significant deficiencies and material weaknesses regarding internal controls over financial reporting required by the Sarbanes-Oxley Act of 2002, oversees the internal audit function and the audits directed under its auspices, and establishes policies to ensure all non-audit services provided by the independent auditors are approved prior to work being performed. The Audit Committee also prepares the Audit Committee report for inclusion in the annual proxy statement; annually reviews the Audit Committee charter and the Committee’s performance; appoints, evaluates and determines the compensation of our independent auditors; reviews and approves the scope of the annual audit, the audit fee and the financial statements; reviews our disclosure controls and procedures, internal controls, internal audit function, and corporate policies with respect to financial information and earnings guidance; oversees investigations into complaints concerning financial matters; and reviews other risks that may have a significant impact on our financial statements. The Audit Committee works closely with management as well as our independent auditors. The Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding from the Company to retain, outside legal, accounting or other advisors as the Audit Committee deems necessary to carry out its duties.

The members of the Audit Committee are Messrs. Gilbert, Lafferty, Leonard, Pelton, Titus and Withrow. Ms. Pelton is the Chair of the Audit Committee. The Audit Committee held seven (7) meetings during fiscal 2021. The Audit Committee consists solely of independent members as defined in the Nasdaq Stock Market listing rules and Section 10A of the Exchange Act.

The Board of Directors has determined that Mr. Withrow and Ms. Pelton, have: (i) an understanding of generally accepted accounting principles and financial statements; (ii) the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; (iii) experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements, or experience actively supervising one or more persons engaged in such activities; (iv) an understanding of internal control over financial reporting; and (v) an understanding of audit committee functions.

Therefore, the Board has determined that Mr. Withrow and Ms. Pelton, each meet the definition of “audit committee financial expert” under the applicable rules and regulations of the SEC and are “financially sophisticated” as defined by the applicable rules and regulations of the Nasdaq Stock Market. The designation of a person as an audit committee financial expert does not result in the person being deemed an expert for any purpose, including under Section 11 of the Securities Act of 1933, as amended. The designation does not impose on the person any duties, obligations or liability greater than those imposed on any other audit committee member or any other director and does not affect the duties, obligations or liability of any other member of the Audit Committee or Board of Directors.

The Board has determined that all members of the Audit Committee are “independent” as that term is defined in Rule 5605(a)(2) of the Nasdaq Stock Market Rules and Rule 10A-3(b)(1) promulgated under the Exchange Act.

Code of Ethics

The Company has adopted a Code of Ethics, which is posted on its Internet website at www.ovcb.com, under the “About Us” tab, in the “Investor Relations” section, at the link for “Governance Documents.” The Company’s Code of Ethics applies to its directors, executive officers, employees and consultants. The Code of Ethics helps ensure that the financial affairs of the Company are conducted honestly, ethically, accurately, objectively, consistent with generally accepted accounting principles and in compliance with all applicable governmental law, rules and regulations. Company will disclose any amendment to, or a waiver from a provision of our Code of Ethics on our website.

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

COMPENSATION DISCUSSION AND ANALYSIS

The Compensation Committee of the Board of Directors has responsibility for establishing, implementing and continually monitoring the compensation structure, policies and programs of the Company. The individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during 2021, as well as the other individuals included in the Summary Compensation Table, are referred to as the “named executive officers.”

The Compensation Committee is responsible for assessing and approving the total compensation structure paid to the Chief Executive Officer and the other executive officers, including the named executive officers. Thus, the Compensation Committee is responsible for determining whether the compensation paid to each of these executive officers is fair, reasonable and competitive, and whether it serves the interests of the Company’s shareholders.

This Compensation Discussion and Analysis identifies the Company’s current compensation philosophy and objectives and describes the various methodologies, policies and practices for establishing and administering the compensation programs of the named executive officers.

Overview

2021 was another record year of profitability for the company, driven by solid loan growth and strong core financial performance. The economic strain brought on by the COVID-19 pandemic in 2020 impacted a significant portion of our customer base, and we responded promptly by participating in the Paycheck Protection Program (“PPP”) program, allowing us to assist business customers and providing a revenue stream for the Company in the form of loan fees and interest through 2021. Credit Quality remained stable as evidenced by the fact that non-performing assets remained at zero as of December 31, 2021. Nevertheless, given the difficulty in assessing the timing and pace of the economic recovery cycle, the Company continues to manage executive compensation conservatively.

The objectives of the Company’s executive compensation program are to align a portion of each executive officer’s total compensation with the annual and long-term performance of the Company and the interests of the Company’s shareholders.  The Compensation Committee continues to review our compensation program to seek to achieve shareholder value and continue to motivate and retain our senior management.

Overview of Compensation Philosophy

Our executive compensation policy is to provide the Company’s executive officers with compensation opportunities, which take into account their personal performance, the annual and long-term performance of the Company, and the interests of the Company’s shareholders, while maintaining a level of compensation that is competitive enough to attract and retain highly skilled individuals.

The Compensation Committee believes that the most effective executive compensation programs are those that align the interests of each executive officer with those of the Company’s shareholders. The Compensation Committee believes that a properly structured compensation program will attract and retain talented individuals and motivate them to achieve specific short-term and long-term strategic objectives. Over the years, we have been very successful in retaining a strong core group of executive officers, and we have been providing growth and value for our shareholders. For this reason, an important objective of the Compensation Committee is to ensure that the compensation of our named executive officers is comparable to that of similar positions at other financial institutions that are similar to us in terms of size and geographic service area, so that we can continue to attract and retain executives and achieve our strategic objectives.

Each executive officer’s compensation package is comprised of three elements: (i) base salary that is competitive with the market and reflects individual performance, (ii) annual variable performance awards payable in cash and tied to the Company’s achievement of annual financial, strategic and operational objectives in addition to individual contributions to these objectives, and (iii) long-term stock-based incentive awards designed to strengthen the mutual interest of the Company’s executive officers and its shareholders. As an officer’s level of responsibility increases, a greater proportion of his or her total compensation will be dependent upon the Company’s financial performance and stock price rather than base salary.

Stock awards reward the long-term efforts of management and to retain management. Stock awards can also increase our management team’s ownership stake in the Company, further aligning the interests of the executives with those of our shareholders. We also consider other forms of executive pay, including salary continuation benefits, as a means to attract and retain our executive officers, including the named executive officers.

The Company and the Compensation Committee believe our compensation philosophy, policies and objectives outlined within this Compensation Discussion and Analysis are appropriately designed to allow us to effectively compensate our employees both during times of positive performance and in times of weak performance.

Compensation Program Objectives and Rewards

The Company’s compensation and benefits programs are driven by our business environment and are designed to enable us to achieve our mission and adhere to the Company values.

The programs’ objectives are to foster our position as a leading community bank in our service areas; attract, engage and retain a qualified workforce; maintain an effective administrative structure in line with our growth and performance; and incentivize our employees to reach our business objectives.

The guiding principles behind our programs are to promote and maintain a high-performance banking organization; continue to invest in our administration and operations; remain competitive in our marketplace for talent; and balance our compensation costs with our desire to provide value to our employees and shareholders.

We measure the success of our programs by our overall business performance and employee engagement; our ability to attract and retain key talent; our costs and business risks and return; and our ability to accommodate further growth in our organization using the existing administrative infrastructure.

All compensation and benefits for our executive officers reflect, as their primary purpose, our need to attract, retain and motivate the highly talented individuals who will engage in the behaviors necessary to execute the programs’ objectives outlined above, and to enable us to maintain and create shareholder value in a highly competitive marketplace.

Accordingly, each component of our compensation and benefits has a specific purpose designed to reward different behaviors:

●    Base salary and benefits are designed to reward core competence in the executive role relative to skills, position and contributions to the Company, and to provide fixed cash compensation with merit increases that are competitive with the marketplace.

●    Annual incentive variable cash awards are designed to focus employees on annual financial objectives derived from our business plan that lead to long-term success; reward and motivate achievement of critical annual performance metrics selected by the Compensation Committee; and foster a pay-for-performance culture that aligns our compensation programs with our overall business strategy.

●    Equity-based compensation awards when granted link compensation to the creation of shareholder wealth; promote teamwork by tying compensation significantly to the value of our common stock; attract the next generation of management by providing significant capital accumulation opportunities; and retain executives by providing a long-term-oriented program, pursuant to which value can be achieved only by remaining with and performing with the Company.

●    A supplemental executive retirement program facilitates our ability to attract and retain executives as we compete for talented employees in a marketplace where similar programs and plans are commonly offered.

We believe this combination of compensation and benefits provides an appropriate mix of fixed and variable pay, balances short-term operational performance with long-term shareholder value, and encourages executive recruitment and retention.

When considering all factors, total compensation is generally targeted at the median of our Compensation Peer Group, which consists of bank holding companies of community banks having deposit bases and geographical service areas similar to ours. We target that level in order to retain and motivate talented individuals, who can help us implement our objectives discussed above.

Role of Compensation Committee in Determining Compensation

The Compensation Committee has overall responsibility and authority for approving and evaluating the compensation programs and policies pertaining to our executives, including the named executive officers. The Compensation Committee is also responsible for reviewing and submitting to the Board of Directors recommendations concerning director compensation. When making individual compensation decisions regarding a named executive officer, the Compensation Committee takes many factors into account, including the executive’s experience, responsibilities, management abilities and job performance, the overall performance of the Company, current market conditions and competitive pay for similar positions at comparable companies. In addition, the Compensation Committee reviews the relationship of various positions between departments, the affordability of desired pay levels, and the importance of each position within the Company. These factors are considered by the Compensation Committee in a subjective manner without any specific formula or weighting.

Our Chief Executive Officer’s compensation is determined solely by the Compensation Committee. Our Chief Executive Officer attends those portions of the Compensation Committee meetings relating to the compensation of the other executive officers. Decisions relating to the Chief Executive Officer’s pay are made by the Compensation Committee, without management present. The Compensation Committee reports its activities to our Board of Directors.

The Compensation Committee relies on the input and recommendations of our Chief Executive Officer when evaluating the compensation of other executive officers. Because the Chief Executive Officer works closely with and supervises our executive team, the Compensation Committee believes that the Chief Executive Officer provides valuable insight in evaluating their performance. Our Chief Executive Officer provides the Compensation Committee with his assessment of the performance of each named executive officer and his perspective on the factors described above in developing his recommendations for the compensation of the other executives, including salary adjustments, cash incentive bonuses, annual equity grants, and equity grants awarded in conjunction with promotions. The Chief Executive Officer also provides the Compensation Committee with additional information regarding the effect, if any, of market competition and changes in business strategy or priorities. The Compensation Committee discusses our Chief Executive Officer’s recommendations and then approves or modifies the recommendations in collaboration with the Chief Executive Officer.

Stockholder Advisory Vote on Executive Compensation

The Compensation Committee is very interested in the ideas and any concerns of our shareholders regarding executive compensation. An advisory vote on executive compensation was last presented at the 2019 Annual Meeting of Shareholders and approved by 98% of votes cast (for or against) by shareholders. In evaluating our compensation practices in 2021, the Compensation Committee was mindful of the support our shareholders expressed for the Company’s philosophy of linking compensation to operational objectives and the enhancement of stockholder value. As a result, the Compensation Committee retained its approach to executive compensation, and continued to apply the same general principles and philosophy as in the prior year in determining executive compensation and made no material changes to the design of our executive program during 2021.

The Company Compensation Program

Market Positioning and Pay Benchmarking

The Compensation Committee considers the median compensation values of Northern California-based financial institutions that are similar in size to us in determining the compensation of the Chief Executive Officer and the other named executive officers. The data that the Compensation Committee considers are derived from reports from the California Bankers Association, prepared by Pearl Meyer & Partners, LLC (“Pearl Meyer”), a professional compensation consulting firm. These comparative survey data reports are used to benchmark executive compensation levels against banks that have executive positions with responsibilities similar in breadth and scope to ours and that compete with us for executive talent.  For example, in 2021, our Compensation Committee reviewed the California Bankers Association report, which includes approximately 65 California banks.  The Compensation Committee uses banks, each having assets between $901 million and $3.0 billion with average assets of about $1.56 billion, as the bank’s peer group.  In 2020, our Compensation Committee also engaged the services of Pearl Meyer to conduct a thorough review of our executive compensation for fairness based solely on the California Bankers Association report. The results of the Pearl Meyers consultation in 2020 were used by the Compensation Committee in their determination of 2021 compensation. In the process of selecting Pearl Meyer as its compensation consultant, our Compensation Committee considered Pearl Meyer’s independence by taking into account the factors prescribed by the Nasdaq listing rules. Based on this evaluation, the Committee determined that no conflict of interest existed with respect to Pearl Meyer. Pearl Meyer did not provide any other services to the Company.

With such information, the Compensation Committee reviewed and analyzed compensation for each executive and made adjustments as appropriate. The actual positioning of each named executive officer’s compensation was based on considerations of the executive’s performance, the performance of the Company and the individual business or corporate function for which the executive is responsible, the nature and importance of the position and role within the Company, the scope of the executive’s responsibility (including risk management and corporate strategic initiatives), and the individual’s success in promoting our core values and demonstrating leadership.

Pay Mix

We do not allocate between cash and non-cash compensation or short-term versus long-term compensation based on specific percentages. Instead, we believe that the compensation package for our executives should be generally in line with the prevailing market, consistent with each executive’s level of impact and responsibility.

Chief Executive Officer Compensation

Each year, the Compensation Committee meets with the other independent directors on our Board of Directors in an executive session to evaluate the performance of the Chief Executive Officer. In 2021, the Compensation Committee considered management’s continuing achievement of its short- and long-term goals versus its strategic objectives as well as financial targets. Emphasis was placed on performance factors of the Company’s business units and on personal performance goals established annually by the Compensation Committee.

The Compensation Committee determined that the Chief Executive Officer’s base salary in 2021 was aligned with the Company’s compensation philosophy and is aligned with a comparable median salary of peer institutions.

Components of Executive Officer Compensation

Base Salaries

In accordance with our compensation objectives, salaries are set and administered to reflect the value of the position in the marketplace, the career experience of the individual, and the contribution and performance of the individual. The base salary of each named executive officer is determined annually by the Compensation Committee, in accordance with the Compensation Committee’s evaluation of the Company’s overall compensation programs and policies.

Base salaries for our executive officers are based on the scope of their responsibilities as well as review of competitive compensation data from peer institutions. For 2021, the Compensation Committee considered the pay practices of such institutions and data from the published compensation survey discussed above. In evaluation of the base salaries for the named executive officers, the Compensation Committee also considers the minimum, mid-range and maximum salaries paid to similarly situated positions at other comparable companies of our size in our geographic and market areas, as well as the performance levels of the named executive officer. In 2021, the Compensation Committee determined to increase the salaries of our executive officers by a range of 12% to 20% which is higher than previous years and higher than the cost of living adjustment that is generally applicable to all employees as a baseline. The higher increases for executives in 2021 recognizes the significant growth of the Company’s size and were based on data published in the compensation survey and from the independent consultation from Pearl Meyer as discussed above. The amount of base salary that each executive officer earned in 2021 is reflected below in the Summary Compensation Table. Base salary drives the formula used to determine any annual bonus payable to executive officers.

Bonuses

Traditionally, our annual incentive compensation opportunities for named executive officers are established by the Compensation Committee upon consideration of many factors, including, but not only limited to, their performance as compared against performance objectives. Our bonuses to executive officers normally accrue quarterly based on the estimated annual financial metrics and corresponding annual bonuses reflected in the tables below, and are payable in the quarter immediately after the accrual, with any true-up occurring after the end of the fiscal year.

The accrual of bonuses is typically calculated as a percent of salary. Such incentive levels are designed to provide for the achievement of threshold, target and maximum performance objectives.  The financial metrics, performance objectives, and the formula for computing the performance bonus are established by the Compensation Committee early in each fiscal year.

The bonus award opportunities are derived in part from comparative data and in part by the Compensation Committee’s judgment on internal equity of the positions, their relative value to the Company and the desire to maintain a consistent annual incentive target for the Chief Executive Officer and the other named executive officers.

The 2021 bonus award opportunities assigned as a percentage of base salary are as follows:

	As a percent of base salary
Position	Threshold	Target	Maximum

Christopher M. Courtney Chief Executive Officer	15%	50%	55%

Richard A. McCarty President, Chief Operating Officer and Secretary	15%	44%	50%

Gary W. Stephens Executive Vice President/ Commercial Banking Group	15%	36%	40%

Michael J. Rodrigues Executive Vice President/Chief Credit Officer	15%	36%	40%

Jeffrey A. Gall Senior Vice President/ Chief Financial Officer	15%	36%	40%

Each year, performance objectives are generally identified through our annual financial planning and budget process. Senior management develops a financial plan, and the financial plan is reviewed and approved by the Board of Directors. Management recommends and the Compensation Committee reviews and approves the financial metrics that must be met each year in order for awards to be paid, which metrics correspond to the financial plan that is approved by the Board of Directors. These financial metrics are weighted and are intended to motivate and reward eligible executives to strive for continued financial improvement of the Company, consistent with performance-based compensation and increasing shareholder value. The Compensation Committee typically identifies from three to five financial metrics which may be revised from year to year to reflect current business strategies.

The financial metrics selected for 2021 related to three base categories: profitability, growth and risk management. Within each category, the Compensation Committee sets specific financial metrics. The Compensation Committee believes return on assets and net income to be valid measurements in assessing how the Company is performing from a profitability standpoint. In addition, the Compensation Committee concluded that management’s compensation should continue to be tied to core loan growth and core deposit growth, since the strength of a Company’s core deposit base is an indication of the Company’s success in customer retention, reduction in interest rate sensitivity and liquidity stabilization.  Finally, the Compensation Committee believes that asset quality measures and audit results are effective measures to monitor the Company’s progress in improving its credit quality.

The Compensation Committee determines the weighting of financial metrics each year based upon recommendations from the senior management. For 2021, the Compensation Committee weighted the financial metrics as follow:

Category	Percentage Weight

Profitability	70%
Growth	10%
Risk-Management	20%

The Compensation Committee receives recommendations from senior management for financial performance objective ranges. The “target” level generally equates to the approved financial plan. The “threshold” performance level is set below the target level. In making the determination of the threshold and target levels, the Compensation Committee considered specific circumstances anticipated to be encountered by the Company during the coming year. Generally, the Compensation Committee sets the threshold and target levels such that the relative difficulty of achieving the target level is consistent from year to year. The annual performance objectives for fiscal year 2021 are shown below:

Financial Metrics	Threshold	Target	Maximum

Return on Assets (Profitability)	0.75%	1.00%	1.10%

Net Income (Profitability)	$12,250	$13,500	$14,000

Core Deposit Growth (Growth)	3%	6%	8%

Loan Growth (Growth)	3%	6%	8%

Nonperforming Assets to Equity (Risk Management)	<2.75%	<1.5%	<1.0%

The Compensation Committee believes that these targets were sufficiently challenging given the economic climate and the level of growth and improvement in the various financial metrics that would have to occur to meet the various performance objectives.

Upon completion of the 2021 fiscal year, the Compensation Committee assessed the performance of the Company for each financial metric, comparing the actual fiscal year results to the pre-determined performance objectives for each financial metric calculated with reference to the pre-determined weight assigned to the financial metric, and calculated the overall percentage amount for each named executive officer’s bonus award.

The table below reflects actual result of our financial metrics for 2021, three of which exceeded the target goal, while all five metrics exceeded the threshold goal:

Financial Metrics	2021 Actual Results

Return on Assets	0.93%

Net Income	$16,337

Core Deposit Growth	31.3%

Loan Growth	3.4%

Nonperforming Assets to Equity	0.0%

Consequently, bonuses were paid in the amounts set forth below.

Position	Payout ($)	Percentage of Target

Christopher M. Courtney Chief Executive Officer	213,400	97%

Richard A. McCarty President, Chief Operating Officer and Secretary	126,760	97%

Gary W. Stephens Executive Vice President/ Commercial Banking Group	78,887	97%

Michael J. Rodrigues Executive Vice President/Chief Credit Officer	85,754	97%

Jeffrey A. Gall Senior Vice President/ Chief Financial Officer	74,304	96%

Equity-Based Compensation

The Compensation Committee approves all awards under the 2018 Stock Plan and acts as the administrator of the 2018 Stock Plan. The Compensation Committee is responsible for determining equity grants to all staff members, including named executive officers, and in doing so considers past grants, corporate and individual performance, the individual title, role and responsibilities and the recommendations of our Chief Executive Officer for staff members other than himself. In 2021, the Compensation Committee granted 11,543 shares of restricted stock to our named executive officers as a group, under the 2018 Stock Plan, as set forth below, which vest 20% annually over five years beginning on February 28, 2022, subject to being a service provider through each vesting date, except in certain circumstances as described below in “Potential Payments Upon Termination or Change in Control”. These stock awards will vest immediately upon retirement if the named executive officer is at retirement age.
.
Position	Number of Shares

Christopher M. Courtney Chief Executive Officer	4,235

Richard A. McCarty President, Chief Operating Officer and Secretary	2,937

Gary W. Stephens Executive Vice President/ Commercial Banking Group	1,457

Michael J. Rodrigues Executive Vice President/Chief Credit Officer	1,457

Jeffrey A. Gall Senior Vice President/ Chief Financial Officer	1,457

401(k) Plan

The Company maintains a plan that complies with the provisions of Section 401(k) of the Internal Revenue Code (the “Code”). Substantially all our employees are eligible to participate in this plan, and eligibility for participation commences upon hiring. The Company’s executive officers are eligible to participate in this program, subject to any applicable tax laws.  The Company contributes a percentage matching contribution to the same degree as all other employees. The matching contribution is 75% on all deferred amounts up to IRS limits.

Health and Welfare Benefits

The Company offers health and welfare programs to all eligible employees. The programs include medical, wellness, pharmacy, dental, vision, life insurance and accidental death and disability.

Automobile Benefits

Our named executive officers are offered Company-paid automobile allowances as indicated by the Auto Compensation in the table above. We believe that it is important to compensate our executive officers for all expenses incurred while traveling for work to allow our executive officers to concentrate on their responsibilities and our future success.

Salary Continuation Agreements

In August 2001, the Board of Directors of the Company approved salary continuation agreements (“Continuation Agreements”) between the Bank and Messrs. Courtney and McCarty.  Under the original Continuation Agreements, Messrs. Courtney and McCarty were entitled to receive maximum annual payments of $85,000 and $65,000, respectively, for a period of 20 years following their retirement at the age of 62 (the “Normal Retirement Age”). These agreements were subsequently revised to provide for shorter benefit payment periods of fifteen years. As a result, Mr. Courtney will receive $104,000 annually for fifteen years and Mr. McCarty will receive 80,000 annually over fifteen years. In the event of disability while employed with us prior to the Normal Retirement Age, each named executive officer will receive a benefit equal to the retirement liability balance accrued by us at the time of disability.  In the event of early termination, the named executive officer will receive a vested portion of his retirement liability balance accrued by the Company at the time of such early retirement.  The benefit is fully vested. In the event the named executive officer dies prior to termination of the Continuation Agreement, the beneficiary of such named executive officer will receive from the Company a lump sum death benefit amount.

In February 2008, we entered into a Continuation Agreement with Michael J. Rodrigues. Under the Continuation Agreement, Mr. Rodrigues was originally entitled to receive a maximum annual payment of $50,000 for a period of 20 years following his retirement at the age of 62. The agreement for Mr. Rodrigues was subsequently revised to provide for a shorter benefit payment period of fifteen years. As a result, Mr. Rodrigues will receive $61,125 annually for fifteen years.  In the event Mr. Rodrigues dies prior to termination of the agreement, his beneficiary will receive from the Company a lump sum death benefit amount.

In September 2016, we entered into a Continuation Agreement with Mr. Jeffrey A. Gall. Following his retirement at the age of 62 or upon a change in control, as defined in the Agreement, Mr. Gall will receive $61,125 annually for fifteen years. In the event of disability while employed with us prior to the age of 62, Mr. Gall will receive a benefit equal to the retirement liability balance accrued by the Bank at the time of disability.  In the event of early termination, Mr. Gall will receive the vested portion of his or her retirement liability balance that has accrued at the time of such early retirement.  The vesting schedule is 20% per year of service beginning with the sixth year of service.  In the event Mr. Gall dies prior to termination of the Agreement, his beneficiary will receive from us a lump sum death benefit amount.

In July 2019, we entered into a Continuation Agreement with Mr. Gary W. Stephens. Following his retirement at the age of 65 or upon a change in control, as defined in the Agreement, Mr. Stephens will receive $61,125 annually for fifteen years. In the event of disability while employed with us prior to the age of 65, Mr. Stephens will receive a benefit equal to the retirement liability balance accrued by the Bank at the time of disability.  In the event of early termination, Mr. Stephens will receive the vested portion of his or her retirement liability balance that has accrued at the time of such early retirement.  The vesting schedule is 20% per year of service beginning with the sixth year of service.  In the event Mr. Stephens dies prior to termination of the Agreement, his beneficiary will receive from us a lump sum death benefit amount.

The Continuation Agreements also provide that, in lieu of any other benefit under such agreements, the Company will pay the executives any benefit under the agreement to the extent the benefit would not create an excise tax under the excess parachute rules of Section 280G of the Code, and to extent possible, such benefit payment shall be reduced to allow payment within the fullest extent permissible under applicable law.

If a named executive officer under the Salary Continuation Agreement is terminated for cause, we will not pay any benefits under such Salary Continuation Agreement.  For this purpose, the term “cause” means an Executive’s gross negligence or gross neglect of duties, fraud, disloyalty, dishonesty or willful violation of law or significant bank policies in connection with the Executive’s service that results in an adverse effect on the Company.

Insurance Benefits

We have purchased insurance policies for the following named executive officers:

Executive officer	Date policy purchased	Net Employee Death Benefit ($)

Christopher M. Courtney	December 2001	880,000

Richard A. McCarty	December 2001	675,000

Gary W. Stephens	July 2019	250,000

Michael J. Rodrigues	December 2001	250,000
	January 2008	525,000

Jeffrey A. Gall	October 2010	50,000
	September 2016	200,000

Under our Split-Dollar Agreements and Split-Dollar Policy endorsements, the policy interests are divided between us and such individual. We are entitled to any insurance policy death benefits remaining after payment to the individual’s beneficiary.

Compensation Committee Interlocks and Insider Participation

No member of this committee was at any time during 2021 or at any other time an officer or employee of the Company, except for Mr. Martin who was our Chief Executive Officer until his retirement in 2013, and no member of this committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. No executive officer of the Company has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of the Compensation Committee during 2021. Our Compensation Committee is comprised of Messrs. Barton, Dickerson, Gilbert, Lafferty, Leonard, Holder, Martin, Strong, Titus, Withrow, Ms. Lafferty and Ms. Pelton, all of whom are independent directors.

Prohibition on Speculation in Company Stock

Our stock trading guidelines prohibit executives, employees and directors from speculating in our stock, which includes, but is not limited to, short selling (profiting if the market price of the securities decreases), buying or selling publicly traded options, including writing covered calls, and hedging or any other type of derivative arrangement that has a similar economic effect.

Tax Considerations

Section 162(m) of the Code places a limit of $1 million on the amount of compensation that we may deduct as a business expense in any year with respect to certain of our most highly paid executive officers. While the Compensation Committee considers the deductibility of compensation as one factor in determining executive compensation, the Compensation Committee retains the discretion to award compensation that is not deductible as it believes that it is in the best interests of our stockholders to maintain flexibility in our approach to executive compensation in order to structure a program that we consider to be the most effective in attracting, motivating and retaining key executives.

Section 409A (“Section 409A”) of the Code, among other things, limits flexibility with respect to the time and form of payment of deferred compensation. If a payment or award is subject to Section 409A but does not meet the requirements that exempt such amounts from taxation under Section 409A, the recipient is subject to (i) income tax at the time the payment or award ceases to be subject to a substantial risk of forfeiture, (ii) an additional 20% tax at that time, and (iii) an additional tax equal to the amount of interest (at the underpayment rate of the Code plus one percentage point) on the underpayment that would have accrued had the award been includable in the recipient’s income when first deferred, or if later, when the award ceases to be subject to a substantial risk of forfeiture. Payments or awards under certain of our plans and arrangements either are intended to not constitute “deferred compensation” for purposes of Section 409A (and therefore will be exempt from application of Section 409A) or, if they constitute “deferred compensation,” are intended to comply with the statutory provisions of Section 409A and final regulations issued with respect thereto.

Accounting Considerations

Accounting considerations play an important role in the design of our executive compensation program. Accounting rules require us to expense the fair value of restricted stock awards and the estimated fair value of our stock option grants, which reduces the amount of our reported profits. The Compensation Committee considers the amount of this expense when determining the amount of equity compensation to award.

Risk Assessment of Incentive Compensation Arrangements.

The Compensation Committee meets with the Company’s Chief Executive Officer and Chief Operating Officer, to discuss the overall risk structure, the significant risks identified within the Company, and the process by which the Chief Executive Officer and Chief Operating Officer analyze the risks associated with the executive compensation program. This process includes, among other things, a review of the Company’s programs and discussions with the Compensation Committee’s independent compensation consultant about the structure of the Company’s overall executive compensation program. This review includes the compensation potential under the Company’s incentive plans, the long-term view encouraged by the design and vesting features of the Company’s long-term incentive arrangements, and the extent to which the Compensation Committee and the Company’s management monitor the program. The Compensation Committee also identifies areas of enterprise risk of the Company and evaluates the degree to which participants in a plan perform functions that have the potential to significantly affect overall enterprise risk. The Compensation Committee then analyzes the extent to which design features have the potential to encourage behaviors that could significantly contribute to enterprise risk.

Based on its review, the Compensation Committee has determined that in 2021 the Company’s executive compensation program did not encourage the SEOs (as defined above) to take unnecessary and excessive risks that threaten the value of the Company, and that no changes to these plans were required for this purpose.

In addition to the incentive plans in which our SEOs participate, the Company has incentive programs for other officers and branch employees which reward performance. The Compensation Committee reviewed all non-SEO programs and concluded that none of them, either individually or as a group, presented any material threat to our capital or earnings, encouraged taking undue or excessive risks, or encouraged manipulation or financial data in order to increase the size of an award. The rewards offered are typically based on subjective criteria and are not tied directly to Company performance. Several other plans reward loan production. Internal controls with different levels of review and approvals are designed to prevent manipulation to increase an award.

Compensation Committee Report

Compensation Discussion and Analysis.    The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 401(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this report.

Daniel J. Leonard (Chairman)
Donald L. Barton
Lynn R. Dickerson
James J. Gilbert
Allison C. Lafferty
H. Randolph Holder
Ronald C. Martin
Janet S. Pelton
Gary J. Strong (member since November 2021)
Danny L. Titus
Terrance P. Withrow

Summary of Cash and Certain Other Compensation

The following table provides certain summary information concerning the compensation of our Chief Executive Officer, Chief Financial Officer, and the three most highly compensated executive officers for services rendered in all capacities to us for the fiscal years ended December 31, 2019, 2020 and 2021 in their respective executive officer capacities with the Company and the Bank:

Summary Compensation Table

						Non-Equity	Nonqualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Comp.	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)(1)	(f)	(g)	(h)(2)	(i)(3)	(j)
Christopher M. Courtney	2019	359,136	157,572	73,795	—	—	124,447	53,832	768,782
CEO	2020	369,910	176,632	57,464	—	—	133,826	45,789	783,621
	2021	440,000	213,400	68,438	—	—	143,797	62,071	927,706

Richard A. McCarty	2019	249,078	96,170	51,182	—	—	96,606	34,620	527,656
President, Chief Operating	2020	256,550	107,802	39,856	—	—	103,908	35,392	543,508
Officer, and Secretary	2021	297,000	126,760	47,462	—	—	111,673	45,604	628,499

Gary W. Stephens	2019	182,774	52,968	—	—	—	57,113	32,295	326,150
Executive Vice President/	2020	188,257	64,045	19,778	—	—	62,254	23,748	358,082
Commercial Banking	2021	225,908	78,887	23,545	—	—	67,741	36,012	432,093

Michael J. Rodrigues	2019	212,875	65,290	25,402	—	—	26,851	36,051	366,469
Executive Vice President/	2020	219,261	77,340	19,778	—	—	29,179	43,123	388,681
Chief Credit Officer	2021	245,572	85,754	23,545	—	—	31,206	49,972	436,049

Jeffrey A. Gall	2019	175,100	55,472	25,402	—	—	16,436	25,350	297,760
Senior Vice President/	2020	185,606	62,809	19,778	—	—	17,844	24,178	310,215
Chief Financial Officer	2021	215,000	74,304	23,545	—	—	19,344	34,137	366,330

(1)
Represents the grant date fair value of restricted stock awards granted during the fiscal year, as calculated in accordance with FASB ASC Topic 718, by multiplying the closing price of our stock on the trading day prior to the grant date by the number of shares granted.

(2)
The amounts shown in column (h) for 2021 represent the executive salary continuation plan accrual from January 1, 2021 to December 31, 2021. The amounts in column (h) were determined using interest rate and mortality rate assumptions consistent with those used in the Company’s consolidated financial statements and include amounts which the named executive officer may not currently be entitled to receive because such amounts are not vested. The assumptions used in the calculation of these amounts are described in Note 18 to the Company’s consolidated financial statements for the fiscal year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022.

(3)	The amounts shown in column (i) in 2021 include the following for each named executive:

	Economic
	Value of Death	401(k) Plan
	Benefit of Life	Company
	Insurance for	Matching			Auto
	Beneficiaries ($)	Contributions ($)	Vacation ($)	Severance ($)	Compensation ($)
Christopher M. Courtney	1,338	19,500	33,434	—	7,800
Richard A. McCarty	543	19,500	17,761	—	7,800
Gary W. Stephens	552	19,499	10,861	—	5,100
Michael J. Rodrigues	1,023	19,393	24,456	—	5,100
Jeffrey A. Gall	135	14,625	14,277	—	5,100

The economic value of the death benefit amounts shown above reflects the annual income imputed to each executive in connection with Company-owned split-dollar life insurance policies for which the Company has fully paid the applicable premiums. These policies are discussed under the sections of this report titled “Salary Continuation Agreements”.

Grants of Plan-Based Awards

Grants of Plan-Based Awards—Fiscal 2021

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of	Grant Date Fair Value of Stock
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#) (2)	Underlying Options (#)	Option Awards ($/Sh)	and Option Awards ($) (3)
Christopher M. Courtney	NA	66,000	220,000	242,000	—	—	—
	2/28/21							4,235	—	—	68,438

Richard A. McCarty	NA	44,550	130,680	148,500	—	—	—
	2/28/21							2,937	—	—	47,462

Gary W. Stephens	NA	33,886	81,327	90,363	—	—	—
	2/28/21							1,457	—	—	23,545

Michael J. Rodrigues	NA	36,836	88,406	98,229	—	—	—
	2/28/21							1,457	—	—	23,545

Jeffrey A. Gall	NA	32,250	77,400	86,000	—	—	—
	2/28/21							1,457	—	—	23,545

(1)
Reflects threshold, target and maximum cash bonus payments payable to each named executive. Target bonuses were set as a percentage of each named executive officer’s base salary earned for the fiscal year ended December 31, 2021. The dollar value of the actual bonus awards earned for the year ended December 31, 2021 for each named executive officer is set forth in the Fiscal 2021 Summary Compensation Table above. As such, the amounts set forth in these columns do not represent either additional or actual compensation earned by the named executive officers for the year ended December 31, 2021. For a description of the fiscal 2021 bonus opportunities, see “Compensation Discussion and Analysis — Components of Executive Officer Compensation— Bonuses” above.

(2)
Represents grants of restricted stock awards. For a description of these awards, see “Compensation Discussion and Analysis — Components of Executive Officer Compensation-Equity-Based Compensation” above.

(3)
Represents the grant date fair value of restricted stock awards granted in fiscal 2021, as calculated in accordance with FASB ASC Topic 718, by multiplying the closing price of our stock on the grant date by the number of shares granted.

Outstanding Equity Awards

The following table shows the number of Company unvested shares of restricted common stock held by the Company’s named executive officers as of December 31, 2021.

Outstanding Equity Awards at Year End

	Option Awards					Stock Awards
								Equity	Equity
								Incentive	Incentive
								Plan	Plan
								Awards:	Awards:
								Number	Market or
						Number	Market	of	Payout
			Equity			of	Value of	Unearned	Value of
			Incentive			Shares	Shares	Shares,	Unearned
			Plan			or	or	Units or	Shares,
			Awards:			Units of	Units of	Other	Units or
	Number of	Number of	Number of			Stock	Stock	Rights	Other
	Securities	Securities	Securities			That	That	That	Rights
	Underlying	Underlying	Underlying	Options		Have	Have	Have	That Have
	Unexercised	Unexercised	Unexercised	Exercise	Options	Not	Not	Not	Not
	Options (#)	Options (#)	Unearned	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	Options (#)	($)	Date	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)(1)	(h)(2)	(i)	(j)

Christopher M. Courtney						10,641	185,153

Richard A. McCarty						7,376	128,342

Gary W. Stephens						3,605	62,727

Michael J. Rodrigues						3,682	64,067

Jeffrey A. Gall						3,682	64,067

(1)
The market values of the restricted stock awards are calculated by multiplying the number of restricted shares shown in the table by $17.40, the closing price of our shares of our common stock on December 31, 2021, the last trading day of fiscal 2021.

(2)
The restricted stock awards vest 20% annually over five years, subject to being a service provider through each vesting date, except in certain circumstances as described below in “Potential Payments Upon Termination or Change in Control”.

Option Exercises and Vested Stock Awards

The following table sets forth information with regard to the exercise and vesting of stock options and vesting of shares of restricted stock for the year ended December 31, 2021, for each of the named executive officers.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of		Number of	Value
	Shares Acquired	Value Realized	Shares Acquired	Realized on
	on Exercise	upon Exercise	on Vesting	Vesting
Name	(#)	($)	(#)	($)
Christopher M. Courtney	—	$—	2,103	$33,984

Richard A. McCarty	—	$—	1,459	$23,577

Gary W. Stephens	—	$—	837	$13,526

Michael J. Rodrigues	—	$—	734	$11,861

Jeffrey A. Gall	—	$—	734	$11,861

Funding of Salary Continuation Agreements Through Split-dollar Life Insurance Policies

Company-owned split-dollar life insurance policies support the Company’s obligations under each Salary Continuation Agreement. The premiums on the policies are paid by the Company. The cash value accrued on the policies supports the payment of the supplemental benefits for each participant. In the case of death of the participant, the participant’s designated beneficiaries may receive up to 100% of the net-at-risk insurance (which means amount of the death benefit in excess of the cash value of the policy).

The following table shows the present value of the accumulated benefit payable to each of the named executive officers, including the number of service years credited to each named executive officer under the salary continuation agreements:

Pension Benefits

Name (a)	Plan Name (b)	Number of Years Credited Service (#) (c)	Present Value of Accumulated Benefit(1)(2) ($) (d)	Payments During Last Fiscal Year ($) (e)

Christopher M. Courtney	Salary Continuation Agreement	20	1,301,453	0

Richard A. McCarty	Salary Continuation Agreement	20	999,520	0

Gary W. Stephens	Salary Continuation Agreement	2	187,108	0

Michael J. Rodrigues	Salary Continuation Agreement	13	238,462	0

Jeffrey A. Gall	Salary Continuation Agreement	5	89,177	0

(1)
The amounts in column (d) were determined using interest rate and mortality rate assumptions consistent with those used in the Company’s consolidated financial statements and include amounts which the named executive officer may not currently be entitled to receive because such amounts are not vested. The assumptions used in the calculation of these amounts are described in Note 18 to the Company’s consolidated financial statements for the fiscal year ended December 31, 2021, which was included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022.

(2)	The following vesting percentages apply to the named executive officers:

End of the year prior to termination	Christopher M. Courtney	Richard A. McCarty	Gary W. Stephens	Michael J. Rodrigues	Jeffrey A. Gall
12/31/2022	100%	100%	0%	100%	20%
12/31/2023	100%	100%	0%	100%	40%
12/31/2024	100%	100%	0%	100%	60%
12/31/2025	100%	100%	20%	100%	80%

Potential Payments Upon Termination or Change in Control

Salary Continuation Agreements

In August 2001, the Board of Directors of the Company approved salary continuation agreements (“Continuation Agreements”) between the Bank and Messrs. Courtney and McCarty.  Under the original Continuation Agreements, Messrs. Courtney and McCarty were entitled to receive maximum annual payments of $85,000 and $65,000, respectively, for a period of 20 years following their retirement at the age of 62 (the “Normal Retirement Age”). These agreements were subsequently revised to provide for shorter benefit payment periods of fifteen years. As a result, Mr. Courtney will receive $104,000 annually for fifteen years and Mr. McCarty will receive 80,000 annually over fifteen years. In the event of disability while employed with us prior to the Normal Retirement Age, each named executive officer will receive a benefit equal to the retirement liability balance accrued by us at the time of disability.  In the event of early termination, the named executive officer will receive a vested portion of his retirement liability balance accrued by the Company at the time of such early retirement.  The benefit is fully vested. In the event the named executive officer dies prior to termination of the Continuation Agreement, the beneficiary of such named executive officer will receive from the Company a lump sum death benefit amount.

In February 2008, we entered into a Continuation Agreement with Michael J. Rodrigues. Under the Continuation Agreement, Mr. Rodrigues was originally entitled to receive a maximum annual payment of $50,000 for a period of 20 years following his retirement at the age of 62. The agreement for Mr. Rodrigues was subsequently revised to provide for a shorter benefit payment period of fifteen years. As a result, Mr. Rodrigues will receive $61,125 annually for fifteen years.  In the event Mr. Rodrigues dies prior to termination of the agreement, his beneficiary will receive from the Company a lump sum death benefit amount.

In September 2016, we entered into a Continuation Agreement with Mr. Jeffrey A. Gall. Following his retirement at the age of 62 or upon a change in control, as defined in the Agreement, Mr. Gall will receive $61,125 annually for fifteen years. In the event of disability while employed with us prior to the age of 62, Mr. Gall will receive a benefit equal to the retirement liability balance accrued by the Bank at the time of disability.  In the event of early termination, Mr. Gall will receive the vested portion of his or her retirement liability balance that has accrued at the time of such early retirement.  The vesting schedule is 20% per year of service beginning with the sixth year of service.  In the event Mr. Gall dies prior to termination of the Agreement, his beneficiary will receive from us a lump sum death benefit amount.

In July 2019, we entered into a Continuation Agreement with Mr. Gary W. Stephens. Following his retirement at the age of 65 or upon a change in control, as defined in the Agreement, Mr. Stephens will receive $61,125 annually for fifteen years. In the event of disability while employed with us prior to the age of 65, Mr. Stephens will receive a benefit equal to the retirement liability balance accrued by the Bank at the time of disability.  In the event of early termination, Mr. Stephens will receive the vested portion of his or her retirement liability balance that has accrued at the time of such early retirement.  The vesting schedule is 20% per year of service beginning with the sixth year of service.  In the event Mr. Stephens dies prior to termination of the Agreement, his beneficiary will receive from us a lump sum death benefit amount.

The Continuation Agreements also provide that, in lieu of any other benefit under such agreements, the Company will pay the executives any benefit under the agreement to the extent the benefit would not create an excise tax under the excess parachute rules of Section 280G of the Code, and to extent possible, such benefit payment shall be reduced to allow payment within the fullest extent permissible under applicable law.

If a named executive officer under the Continuation Agreement is terminated for cause, we will not pay any benefits under such Salary Continuation Agreement.  For this purpose, the term “cause” means an Executive’s gross negligence or gross neglect of duties, fraud, disloyalty, dishonesty or willful violation of law or significant bank policies in connection with the Executive’s service that results in an adverse effect on the Company.

Rick McCarty’s Employment Agreement

Mr. McCarty’s employment agreement provides for severance pay in an amount equal to three months of his current annual salary, payable in three equal monthly payments from date of such termination in the event of termination of employment other than for cause (as defined in his employment agreement) equal to the gross salary payable to him during the remainder of the term. In the event of a Change in Control, his employment agreement will automatically be terminated, in which case Mr. McCarty will be entitled to severance payments under his employment agreement such that the net amount received by Mr. McCarty, after taking into account federal, state and local income taxes payable as a result of such severance payments equals two years of his base salary based on the compensation in effect under his employment agreement plus the amount equal to the sum of the prior two years bonus (the “Severance Payment”). Notwithstanding the foregoing sentence, if the surviving, continuing, successor, or purchasing corporation, as the case may be, enters into a new employment agreement with Mr. McCarty (the “Replacement Agreement”) on terms acceptable to Mr. McCarty, which acceptance shall not be unreasonable withheld, his existing employment agreement will terminate but no severance payment will be due to him. Unless a Replacement Agreement is entered into on or before the Change in Control, the Company will pay the Severance Payment to him in a single lump sum payment on or before any such Change in Control.

2008 Equity Plan and 2018 Equity Plan

In addition, except as set forth in an award agreement, the 2008 and 2018 Plans provides that if the Company is not the surviving corporation following a change in control, and the surviving corporation following such change in control or the acquiring corporation (such surviving corporation or acquiring corporation, the “acquirer”) does not assume the outstanding awards or does not substitute equivalent equity awards relating to the securities of such acquirer or its affiliates for such awards, then each award will fully vest and terminate upon the effective time of the change in control. Except as set forth in an award agreement, if the Company is the surviving corporation following a change in control, or the acquirer assumes the outstanding awards or substitutes equivalent equity awards relating to the securities of such acquirer or its affiliates for such awards, then all such awards or substituted awards will remain outstanding and will be governed by their respective terms and the provisions of the 2008 and 2018 Plans.

In addition, if (i) a participant’s status as a service provider is terminated without cause within 24 months following a change in control, and (ii) the Company is the surviving corporation following such change in control, or the acquirer assumes the outstanding awards or substitutes equivalent equity awards or such awards, then each award held by the participant will fully vest and terminate upon the related event.

Finally, if a named executive officer is of retirement age and retires, his restricted stock will fully vest upon retirement pursuant to the terms of his restricted stock award agreement.

The table below sets forth the amounts that the named executive officers would receive in the event of (a) the retirement of the named executive officer, (b) early termination of the named executive officer or (c) the change in control of the Company, that in each case hypothetically occurred on December 31, 2021, as provided for under each named executive officer’s Continuation Agreement, the 2008 and 2018 Plans and in the case, of Mr. McCarty, his employment agreement.

Name	Retirement ($)	Early Termination ($)	Change in Control Where Equity Awards are Assumed but No Qualifying Termination of Employment ($)		Change in Control Where Equity Awards are Assumed but There is a Qualifying Termination of Employment ($)	Change in Control Where Equity Awards are Not Assumed ($)
Christopher M. Courtney	1,560,000	1,301,453	1,560,000		1,745,153	1,745,153

Richard A. McCarty	1,200,000	1,073,770	2,466,527	(1)	2,594,869	2,594,869

Gary W. Stephens	916,875	0	916,875		979,602	979,602

Michael J. Rodrigues	916,875	238,462	916,875		980,942	980,942

Jeffrey A. Gall	916,875	0	916,875		980,942	980,942

(1)	Mr. McCarty is eligible to receive $1,200,000 from his Continuation Agreement, in addition to $1,266,527 from his employment agreement dated March 19, 2021.

CEO Pay Ratio

For 2021, our Company qualified as a “smaller reporting company” and in accordance with Item 402(u) of Regulation S-K, we are not required to provide any pay ratio disclosure.

Director Compensation

This section provides information regarding the compensation policies for non-employee directors and amounts paid to these directors in 2021.

Overview

Our director compensation is designed to attract and retain qualified, independent directors to represent our shareholders on the Board and act in their best interests.  The Compensation Committee, which consists solely of independent directors, has primary responsibility for reviewing and recommending any changes to our director compensation program.  All recommended compensation changes required approval or ratification by the full Board of Directors.  Compensation for the members of our Board is reviewed periodically by the Compensation Committee.

Our Board of Directors includes one Company officer: Mr. Christopher M. Courtney, who serves as the Chief Executive Officer of the Company.  As a senior executive officer, information regarding the compensation of Mr. Courtney can be found in the “Executive Compensation Discussion and Analysis” and the executive compensation disclosure tables provided within this report.

Director Fees

In 2021, non-employee Directors received a cash retainer in the amount of $3,000 per month. Directors who are employees do not receive any compensation for service as director.

The following table provides compensation information for the year ended December 31, 2021 for each non-employee Director of the Company at that time.

Director Compensation Table

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c) (1)	(d) (1)	(e)	(f)(2)	(g) (3)	(h)
Donald L. Barton	36,000	—	—	—	5,417	517	41,934
Lynn R. Dickerson	36,000	—	—	—	7,426	354	43,780
James L. Gilbert	36,000	—	—	—	—	753	36,753
Thomas A. Haidlen	36,000	—	—	—	—	741	36,741
H. Randolph Holder, Jr.	36,000	—	—	—	9,341	186	45,527
Allison C. Lafferty	36,000	—	—	—	1,275	46	37,321
Daniel J. Leonard	36,000	—	—	—	12,731	708	49,439
Ronald C. Martin	36,000	—	—	—	—	10,166	46,166
Janet S. Pelton	36,000	—	—	—	7,518	202	43,720
Gary J. Strong	6,000	—	—	—	—	—	6,000
Danny L. Titus	36,000	—	—	—	—	946	36,946
Terrance P. Withrow	36,000	—	—	—	4,449	122	40,571

(1)
None of the independent directors were granted any stock options during 2021. As of December 31, 2021, there were no directors that held outstanding, fully exercisable stock options to purchase common stock. In 2021, none of the independent directors were granted shares of restricted stock. As of December 31, 2021, Janet Pelton held 2,000 shares of restricted stock and Terrance Withrow held 2,000 shares of restricted stock.

(2)
The amounts shown in column (f) for 2021 represent the director retirement agreements accrual from December 31, 2020 to December 31, 2021. The amounts in column (f) were determined using interest rate and mortality rate assumptions consistent with those used in the Company’s consolidated financial statements and include amounts that the director may not currently be entitled to receive because such amounts are not vested. Assumptions used in the calculation of these amounts are included in Note 18 to the Company’s consolidated financial statements for the fiscal year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022.

(3)
The amounts in column (g) reflect the economic value of the annual income imputed to each director in connection with Company-owned split-dollar life insurance policies for which the Company has fully paid the applicable premiums.

Director Retirement Agreements; Bank-Owned Life Insurance Policies

On August 21, 2001, the Board of Directors of the Bank authorized Director Retirement Agreements with each director.  The Company assumed the Director Retirement Agreements upon its reorganization with the Bank in May 2008, as the same individuals who served as directors of the bank became directors of the Company. As of December 31, 2021, Messrs. Dickerson, Leonard, Withrow, Holder, Ms. Lafferty and Ms. Pelton were also parties to Director Retirement Agreements with the Company.

The Director Retirement Agreements are intended to encourage existing directors to remain directors, assuring us that we will have the benefit of the directors’ experience and guidance in the years ahead.

For retirement after the later of age 72 or ten (10) years of service (the “Normal Retirement Age”), the Director Retirement Agreements provide for an annual benefit during the director’s lifetime of $12,000 for 10 years.  If a director retires or becomes disabled before the Normal Retirement Age, he will receive a lump-sum payment in an amount equal to the retirement liability balance accrued by the Bank at the time of early retirement or disability.

If a change in control occurs (as defined in the Director Retirement Agreements) and a director’s service terminates within 24 months after the change in control, the director will receive the retirement liability balance accrued and payable to the director for retirement at the Normal Retirement Age.

The Bank has purchased insurance policies on the lives of its current directors, paying the premiums for these insurance policies with single premium payments totaling approximately $4,747,000 in aggregate.  Although the Bank expects the policies on the directors’ lives to serve as a source of funds for benefits payable under the Director Retirement Agreements, the contractual entitlements arising under the Director Retirement Agreements are not funded and remain contractual liabilities of the Bank, payable upon each director’s termination of service.

The policy interests are divided between us and each director.  Under the Bank’s Split-Dollar Agreements and Split Dollar Policy endorsements with the directors, we are entitled to any insurance policy death benefits remaining after payment to the director’s beneficiary.  We expect to recover the premium in full from the Bank’s portion of the policies’ death benefits.

If a director is terminated for cause, we will not pay any benefits under his Director Retirement Agreement.  For this purpose, the term “cause” means a director’s gross negligence or gross neglect of duties, fraud, disloyalty, dishonesty or willful violation of law or significant Company policies in connection with the director’s service that results in an adverse effect on us.

The following table shows the present value of the accumulated benefit payable to each director who has a director compensation benefit agreement, including the number of service years credited to each director under the supplemental executive retirement plan.

Accumulated Benefits

Name (a)	Number of Years Credited Service (#) (b)	Present Value of Accumulated Benefit(1)(2) ($) (c)	Payments During Last Fiscal Year ($) (d)

Donald L. Barton	14	42,787	—
Lynn R. Dickerson	1	7,426	—
James L. Gilbert	30	97,261	—
Thomas A. Haidlen	30	97,261	—
H. Randolph Holder	6	43,062	—
Allison C. Lafferty	4	3,522	—
Daniel J. Leonard	10	95,761	—
Ronald C. Martin (2)	27	170,815	48,000
Janet S. Pelton	9	45,333	—
Gary J. Strong	0	—	—
Danny L. Titus	29	97,261	—
Terrance P. Withrow	9	25,930	—

(1)
The amounts in column (c) were determined using interest rate and mortality rate assumptions consistent with those used in the Company’s consolidated financial statements and include amounts which the named executive officer may not currently be entitled to receive because such amounts are not vested. Assumptions used in the calculation of these amounts are included in Note 18 to the Company’s consolidated financial statements for the fiscal year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022.

(2)
The amount in column (c) for Ronald C. Martin includes $73,554 from his executive salary continuation agreement and the $48,000 payment reflected in column (d) is also from his executive salary continuation agreement, as Mr. Martin is the former CEO of the Company.

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

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders	0	$0	531,592
Equity Compensation Plans Not Approved by Shareholders	0	0	0
Total	0	$0	531,592

Ownership of Securities

The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of March 31, 2022, by:

●	Each person known by us to be a beneficial owner of five percent (5%) or more of our common stock;

●	Each current director, each of whom is a nominee for election as a director;

●	Each named executive officer; and

●	All current directors and executive officers as a group.

Our common stock is the only class of voting securities outstanding. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”) and includes voting and investment power with respect to the securities. Except as indicated in the notes following the table, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based on 8,255,601 shares of common stock outstanding as of March 31, 2022.

	Common Stock Beneficially Owned on March 31, 2022
Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned (3)
Five Percent Shareholder:
none	0	0.00%

Executive Officers and Directors: (1)
Donald L. Barton (2)	33,810	0.41%
Christopher M. Courtney (3)	214,143	2.59%
Lynn Dickerson	11,077	0.13%
Jeffrey A. Gall	28,517	0.35%
James L. Gilbert (4)	155,406	1.88%
Thomas A. Haidlen	171,146	2.07%
H. Randolph Holder (5)	123,469	1.50%
Allison C. Lafferty	4,897	0.06%
Daniel J. Leonard (6)	55,806	0.68%
Ronald C. Martin (3)(8)	188,697	2.29%
Richard A. McCarty	43,783	0.53%
Janet S. Pelton	61,000	0.74%
Michael J. Rodrigues	63,444	0.77%
Gary W. Stephens	25,932	0.31%
Gary J. Strong	500	0.01%
Danny L. Titus	216,923	2.63%
Terrance P. Withrow	30,302	0.37%
All officers and directors as a group	1,577,653	19.11%

(1)	The address for all officers and directors is c/o Oak Valley Community Bank, 125 North Third Avenue, Oakdale, California 95361.

(2)	Includes 1,500 shares held indirectly by Mr. Barton's spouse.

(3)	Excludes third party participant shares held by Mr. Courtney or Mr. Martin in their capacity as trustees of the Company’s 401(k) plan.

(4)
Includes 4,237 shares held indirectly in a custodial account for Mr. Gilbert's son, 24,795 shares held indirectly in Mr. Gilbert's spouse's trust and 32,905 shares held indirectly in the name of A.L. Gilbert Co.

(5)	Includes 118,317 shares held indirectly in the name of Holder Enterprises, LLC.

(6)	Includes 1,800 shares held indirectly in Ms. Lafferty’s spouse’s retirement account.

(7)	Includes 1,731 shares held indirectly in custodial accounts for Mr. Leonard’s grandchildren.

(8)	Includes 10,600 shares held indirectly in custodial accounts for Mr. Martin's grandchildren.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

Some of our Directors and the companies with which they are associated are our customers, and we expect to have banking transactions with them in the future. All loans and commitments to lend were made in the ordinary course of our business and were in compliance with applicable laws. Terms, including interest rates and collateral, were substantially the same as those prevailing for comparable transactions with other persons of similar creditworthiness. These transactions do not involve credits which are different than extended to non-Board customers more than a normal risk of collectability or present other unfavorable features. We have a policy regarding the review of the adequacy and fairness of Bank loans to directors and officers. Section 402 of the Sarbanes-Oxley Act of 2002 generally prohibits a company from extending credit, arranging for the extension of credit or renewing an extension of credit in the form of a personal loan to one of its officers or directors. There are several exceptions to this general prohibition, including loans made by an FDIC insured depository institution that is subject to the insider lending restrictions of the Federal Reserve Act. All loans to our directors and officers comply with the Federal Reserve Act and the Federal Reserve Board’s Regulation O and, therefore, are excepted from the prohibitions of Section 402.

All loans to Directors or executive officers would be subject to the limitations prescribed by California Financial Code Section 1360, et seq. and by the Financial Institutions Regulatory and Interest Rate Control Act of 1978.

From time to time, some of the Company’s Directors, directly or through affiliates, may perform services for the Bank. These activities are performed in the ordinary course of the Bank’s business and are subject to strict compliance with the policies outlined below. In 2021, the Company made payments totaling $601,000 to Crown Painting and Design Studio 120, companies affiliated with a Thomas Haidlen’s daughter, for renovation and design work performed in connection with various projects and maintenance on the Bank’s branches.

Policies and Procedures for Approving Related Party Transactions

Our Board of Directors is committed to the highest levels of honesty and integrity and, as such, takes related party transactions very seriously and adheres to very strict policies and procedures that exceed typical practices of other boards of directors to handle “related party transaction” issues.

A “related party transaction” is a transaction in an amount exceeding $120,000 between the Company or the Bank and any “related person,” including any transaction requiring disclosure under Item 404 of Regulation S-K. Generally, a “related person” is (i) any person who is, or was at any time since the beginning of the Company’s last fiscal year, a director or executive officer of the Company or the Bank or a nominee to become a director of the Company or the Bank; (ii) any person who is known to be the beneficial owner of more than 5% of any class of the Company’s voting securities; (iii) any immediate family member (i.e., any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law), and any person (other than a tenant or employee) sharing the household, of any of the persons described in (i) or (ii); and (iv) any firm, corporation or other entity in which any of the persons described in (i), (ii) or (iii) is employed or is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

The general policy of the Board of Directors is that each Director and prospective director must disclose any “related party transaction” to the Board before such transaction may occur and, furthermore, that such transaction may thereafter be consummated if and only if (i) a majority of “non-interested” directors approves such transaction, and (ii) such transaction is on terms comparable to those that would be obtained in arm length dealings with an unrelated third party. A “non-interested” director is a director who is not directly or indirectly involved in the “related party transaction.” A director is deemed to be not directly involved if the director is not involved in the transaction, and a director is deemed to be not indirectly involved if the transaction does not involve any of the director’s immediate family members or any firm, corporation or other entity of which the director is an employee, partner, principal or in a similar position or a 10% or greater beneficial owner.

In making its decision on whether or not to approve a transaction, the Board also considers the benefits the Company or the Bank would receive in the transaction; the impact the transaction would have on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; the availability of other sources for comparable products or services; the terms of the transaction; and the terms available to unrelated third parties or to our employees generally.

In addition, the Board has stated that it is the responsibility of each director and prospective director to disclose to the Board any relationship that may not necessarily involve a “related party transaction” but that could impair his or her independence or pose any conflict of interest with the Company or the Bank, including (i) affiliations of a director or prospective director; (ii) affiliations of an immediate family member (i.e., child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law) or anyone other person, other than a domestic employee, who shares a director or prospective director’s home; and (iii) affiliations of a director or prospective director with the Company or Bank (a) customer, supplier, distributor, dealer, reseller or other channel partner, (b) lender, outside legal counsel, investment banker or consultant, (c) significant shareholder, (d) charitable or not-for-profit institution that has received or receives donations from the Company or the Bank, or (e) competitor or other person having an interest adverse to us.

Board of Directors

Board Independence

For 2021 and through the date of this report, a majority of the Board of Directors consisted of independent directors, as defined by the applicable rules and regulations of the Nasdaq Stock Market, as follows:

Donald L. Barton
Lynn R. Dickerson
James L. Gilbert
H. Randolph Holder
Allison C. Lafferty
Daniel J. Leonard
Ronald C. Martin
Janet S. Pelton
Gary J. Strong
Danny L. Titus
Terrance P. Withrow

In November 2021, the Board of Directors appointed Gary J. Strong to the Board and determined that Mr. Strong was also an independent director.

The non-independent directors of the Board are Thomas A. Haidlen whom has related party transactions as described in the Information About Directors and Executive Officers section of this proxy statement below, and Christopher M. Courtney, the Company’s Chief Executive Officer.

In making its independence determinations, the Board considered transactions that occurred since the beginning of fiscal year 2021 between the Company and entities associated with the independent directors or members of their immediate family. All identified transactions that appeared to relate to the Company and a family member of, or entity with a known connection to, a director was presented to the Board for consideration.

In making its subjective determination that each of the Company’s directors other than Mr. Courtney and Mr. Haidlen is independent, the Board reviewed and discussed additional information provided by the directors and the Company with regard to each director’s business and personal activities as they may relate to the Company and the Company’s management which consisted of the transactions described above in “Certain Relationships and Related Party Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm is RSM US LLP, Issuing Office: San Francisco, CA, PCAOB ID: 49.

The following presents fees billed for the years ended December 31, 2021 and 2020 for professional services rendered by the Company’s independent registered public accounting firm in connection with the audit of the Company’s consolidated financial statements and fees billed by the Company’s independent registered public accounting firm for other services rendered to the Company:

Fees	2021	2020
Audit Fees	$232,894	$215,000
Audit-related Fees	0	0
Tax Fees	22,050	21,000
All other Fees	0	0
Total	$254,944	$236,000

Audit Fees.  Annual audit fees, including out of pocket expenses, related to services rendered in connection with the audit of the annual financial statements included in our Annual Report on Form 10-K.

Audit-Related Fees.    Audit-related services include fees for consultations concerning financial accounting and reporting matters.

Tax Fees.    Tax services include fees for tax compliance, tax advice and tax planning.

All Other Fees.    Includes all other fees not related to audit and tax services.

The Audit Committee has determined that the provision of services, in addition to audit services, rendered by RSM US LLP and the fees paid therefore in fiscal year 2021 were compatible with maintaining RSM US LLP’s independence.

The Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent registered public accounting firm, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act that are approved by the Audit Committee prior to the completion of the audit.

PARTIV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of this Report:

(a)(1) Financial Statements

The Financial Statements of the Company and the Report of Independent Registered Public Accounting Firm are set forth on pages F-1 through F-44 of the Original Form 10-K.

(a)(2) Financial Statement Schedules

All schedules to the Financial Statements are omitted because of the absence of the conditions under which they are required or because the required information is included in the Financial Statements or accompanying notes.

(a)(3) Exhibits
INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of Oak Valley Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10 filed on July 31, 2008).

3.2	First Amendment to Articles of Incorporation of Oak Valley Bancorp,Inc. (incorporated by reference to Exhibit 3.2 to the Form10 filed on July31, 2008).

3.3	Bylaws of Oak Valley Bancorp,Inc. (incorporated by reference to Exhibit 3.3 to the Form10 filed on July31, 2008).

3.4	First Amended and Restated Bylaws of Oak Valley Bancorp,Inc. (incorporated by reference to Exhibit 3.5 to the Form8-A filed on January14, 2009).

3.5	Certificate of Amendment of Bylaws dated effective as of August 11, 2011 (incorporated by reference to Exhibit 3.5 to the Form10-Q filed on November 14, 2011).

3.6	Amendment of Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K filed on July 22, 2013).

4.1	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.1 to the Form 10-K filed on March 13, 2020)

10.1	Oak Valley Community Bank Formof Director Retirement Agreement. (incorporated by reference to Exhibit 10.2 to the Form10 filed on July31, 2008)

10.2	Oak Valley Bancorp 2008 Equity Plan (incorporated by reference to Exhibit 4.2 to the Form S-8 filed on March 25, 2009).

10.3	Oak Valley Bancorp 2018 Equity Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders filed as of May 7, 2018). †

10.4	Oak Valley Community Bank Form of Executive Salary Continuation Agreement (incorporated by reference to Exhibit 10.4 to the Form 10-K filed on March 31, 2021).

10.5	Executive Employment Agreement between Richard A. McCarty and Oak Valley Bancorp dated March 19, 2021 (incorporated by reference to Exhibit 10.5 to the Form 10-K filed on March 31, 2021).

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Form10-K filed on March31, 2009).

21	Subsidiaries of the Issuer (incorporated by reference to Exhibit 21 to the Form10 filed on July31, 2008).

23.1	Consent of Independent Registered Accounting Firm (incorporated by reference to Exhibit 101 to the Form 10-K filed on March 31, 2022).

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01
Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section1350, as adopted pursuant to Section906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 101 to the Form 10-K filed on March 31, 2022).*

101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2021 and 2020, (ii) Consolidated Statements of Income for the Years Ended December 31, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021 and 2020, (iv) Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020, and (vi) Notes to Consolidated Financial (incorporated by reference to Exhibit 101 to the Form 10-K filed on March 31, 2022).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101) (incorporated by reference to Exhibit 101 to the Form 10-K filed on March 31, 2022)

*          Furnished, not filed.
†         Indicates management contract or compensatory plan.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 2, 2022	OAK VALLEY BANCORP a California corporation

	By:	/s/ JEFFREY A. GALL
Jeffrey A. Gall, Chief Financial Officer