Form 10-Q
period 2022-03-31
Oak Valley Bancorp
filed 2022-05-13
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  8,255,601 shares of common stock outstanding as of May 5, 2022.

Oak Valley Bancorp

March 31, 2022

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)	March 31,	December 31,
	2022	2021
ASSETS
Cash and due from banks	$627,775	$735,332
Federal funds sold	41,450	42,935
Cash and cash equivalents	669,225	778,267

Securities - available for sale	349,142	262,889
Securities - equity investments	3,229	3,391
Loans, net of allowance for loan losses of $10,762 and $10,738 at March 31, 2022 and December 31, 2021, respectively	846,878	847,847
Cash surrender value of life insurance	29,652	29,469
Bank premises and equipment, net	15,224	15,422
Goodwill and other intangible assets, net	3,625	3,647
Interest receivable and other assets	29,044	23,546

	$1,946,019	$1,964,478

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$1,799,305	$1,806,966
Interest payable and other liabilities	15,065	14,900
Total liabilities	1,814,370	1,821,866

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,255,601 and 8,239,099 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	25,435	25,435
Additional paid-in capital	4,752	4,689
Retained earnings	107,433	106,300
Accumulated other comprehensive (loss) income, net of tax	(5,971)	6,188
Total shareholders’ equity	131,649	142,612

	$1,946,019	$1,964,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)	THREE MONTHS ENDED MARCH 31,
	2022	2021
INTEREST INCOME
Interest and fees on loans	$9,122	$11,184
Interest on securities	1,813	1,238
Interest on federal funds sold	10	6
Interest on deposits with banks	256	49
Total interest income	11,201	12,477

INTEREST EXPENSE
Deposits	243	235
Total interest expense	243	235

Net interest income	10,958	12,242
Provision for loan losses	0	0

Net interest income after provision for loan losses	10,958	12,242

NON-INTEREST INCOME
Service charges on deposits	376	295
Debit card transaction fee income	413	381
Earnings on cash surrender value of life insurance	182	164
Mortgage commissions	35	31
Other	162	305
Total non-interest income	1,168	1,176

NON-INTEREST EXPENSE
Salaries and employee benefits	5,676	4,742
Occupancy expenses	1,035	966
Data processing fees	559	494
Regulatory assessments (FDIC & DFPI)	261	117
Other operating expenses	1,591	1,401
Total non-interest expense	9,122	7,720

Net income before provision for income taxes	3,004	5,698

Total provision for income taxes	635	1,341
Net Income	$2,369	$4,357

Net income per share	$0.29	$0.54

Net income per diluted share	$0.29	$0.53

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
(dollars in thousands)	2022	2021

Net income	$2,369	$4,357
Other comprehensive loss:
Unrealized holding loss arising during the period	(17,263)	(1,392)
Tax benefit related to items of other comprehensive loss	5,104	412
Total other comprehensive loss	(12,159)	(980)
Comprehensive (loss) income	$(9,790)	$3,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	THREE MONTHS ENDED MARCH 31, 2022 AND 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2021	8,218,873	$25,435	$4,216	$92,349	$7,694	$129,694
Restricted stock issued	22,207	0	0	0	0	0
Restricted stock surrendered for tax withholding	(5,141)	0	(84)	0	0	(84)
Cash dividends declared $0.145 per share of common stock	0	0	0	(1,192)	0	(1,192)
Stock based compensation	0	0	147	0	0	147
Other comprehensive loss	0	0	0	0	(980)	(980)
Net income	0	0	0	4,357	0	4,357
Balances, March 31, 2021	8,235,939	$25,435	$4,279	$95,514	$6,714	$131,942

Balances, January 1, 2022	8,239,099	$25,435	$4,689	$106,300	$6,188	142,612
Restricted stock issued	21,797	0	0	0	0	0
Restricted stock forfeited	(300)	0	0	0	0	0
Restricted stock surrendered for tax withholding	(4,995)	0	(95)	0	0	(95)
Cash dividends declared $0.150 per share of common stock	0	0	0	(1,236)	0	(1,236)
Stock based compensation	0	0	158	0	0	158
Other comprehensive loss	0	0	0	0	(12,159)	(12,159)
Net income	0	0	0	2,369	0	2,369
Balances, March 31, 2022	8,255,601	$25,435	$4,752	$107,433	$(5,971)	$131,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
(dollars in thousands)	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,369	$4,357
Adjustments to reconcile net income to net cash from operating activities:
(Decrease) increase in deferred fees/costs, net	(329)	1,469
Depreciation	333	334
Amortization of investment securities, net	221	91
Stock based compensation	158	147
Earnings on cash surrender value of life insurance	(182)	(164)
Increase in interest payable and other liabilities	165	1,839
(Increase) decrease in interest receivable	(167)	608
Increase in other assets	(206)	(1,405)
Net cash from operating activities	2,362	7,276

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(107,779)	(5,792)
Purchases of equity securities	(16)	(16)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	4,220	6,037
Investment in LIHTC	0	(147)
Net decrease (increase) in loans	1,298	(15,646)
Purchases of premises and equipment	(135)	(308)
Net cash used in investing activities	(102,412)	(15,872)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(1,236)	(1,192)
Net (decrease) increase in demand deposits and savings accounts	(6,906)	149,169
Net (decrease) increase in time deposits	(755)	807
Tax withholding payments on vested restricted shares surrendered	(95)	(84)
Net cash (used in) from financing activities	(8,992)	148,700

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(109,042)	140,104

CASH AND CASH EQUIVALENTS, beginning of period	778,267	226,646

CASH AND CASH EQUIVALENTS, end of period	$669,225	$366,750

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$241	$236

NON-CASH INVESTING ACTIVITIES:
Change in unrealized gain on securities	$(17,263)	$(1,392)
Lease right-of-use assets	$287	$1,030

NON-CASH FINANCING ACTIVITIES:
Present value of lease obligations	$(297)	$(1,015)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Oak Valley Bancorp (“the Company”, “us”, “our”) is the parent holding company for Oak Valley Community Bank (the “Bank”).  The consolidated financial statements include the accounts of the parent company and its wholly-owned bank subsidiary. Unless otherwise stated, the “Company” refers to the consolidated entity, Oak Valley Bancorp, while the “Bank” refers to Oak Valley Community Bank. All material intercompany transactions have been eliminated. The interim consolidated financial statements included in this Quarterly Report on Form 10-Q are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2022 are not necessarily indicative of the results of a full year’s operations. Certain prior year amounts have been reclassified to conform to the current year presentation. There was no effect on net income or shareholders’ equity as previously reported as a result of reclassifications. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2021.

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

In August 2021, FASB issued ASU 2021-06 – Presentation of Financial Statements (Topic 205), Financial Services- Depository and Lending (Topic 942, and Financial Services- Investment Companies (Topic 946). This ASU amends various SEC paragraphs pursuant to the issuance of SEC Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses. This ASU became effective upon issuance in August 2021. This ASU did not have a material impact on our consolidated financial statements.

NOTE 3 – SECURITIES

Equity Securities

The Company held equity securities with fair values of $3,229,000 and $3,391,000 as of March 31, 2022 and December 31, 2021, respectively. There were no sales of equity securities during the three-month periods ended March 31, 2022 and 2021. Consistent with ASU 2016-01, these securities are carried at fair value with the changes in fair value recognized in the condensed consolidated statements of income. Accordingly, the Company recognized a loss of $177,000 during the three months ended March 31, 2022, as compared to a loss of $45,000 during the same period of 2021.

Debt Securities

Debt securities have been classified in the financial statements as available for sale. The amortized cost and estimated fair values of debt securities as of March 31, 2022 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$31,095	$154	$(385)	$30,864
Collateralized mortgage obligations	806	1	(30)	777
Municipalities	231,459	2,793	(9,063)	225,189
SBA pools	3,361	10	(13)	3,358
Corporate debt	34,521	23	(1,719)	32,825
Asset backed securities	56,377	183	(431)	56,129
	$357,619	$3,164	$(11,641)	$349,142

The following tables detail the gross unrealized losses and fair values of debt securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2022.

(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$7,629	$(384)	$77	$(1)	$7,706	$(385)
Collateralized mortgage obligations	305	(7)	414	(23)	719	(30)
Municipalities	112,332	(9,063)	0	0	112,332	(9,063)
SBA pools	0	0	1,583	(13)	1,583	(13)
Corporate debt	26,377	(1,623)	2,404	(96)	28,781	(1,719)
Asset backed securities	34,287	(397)	3,183	(34)	37,470	(431)
Total temporarily impaired securities	$180,930	$(11,474)	$7,661	$(167)	$188,591	$(11,641)

As of March 31, 2022, one corporate debt, three U.S. agencies, four Small Business Administration (“SBA”) pools, one collateralized mortgage obligation and two asset backed securities make up the total debt securities in an unrealized loss position for greater than 12 months. As of March 31, 2022, eighteen asset backed securities, eight corporate debts, twelve U.S. agencies, fifty-nine municipalities, and one collateralized mortgage obligation make up the total debt securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and the volatility of the security’s fair value. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to asset backed securities that are backed by federal government guaranteed student loans that are repaying slower than expected due to legislation that allows borrowers to extend payment schedules based on their income level. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities as of March 31, 2022, segregated by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	38,258	37,518
Due after one year through five years	95,941	96,424
Due after five years through ten years	156,282	148,569
Due after ten years	67,138	66,631
	$357,619	$349,142

The amortized cost and estimated fair values of debt securities as of December 31, 2021 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$21,776	$450	$(56)	$22,170
Collateralized mortgage obligations	916	5	(22)	899
Municipalities	168,033	8,308	(99)	176,242
SBA pools	3,703	16	(11)	3,708
Corporate debt	19,524	127	(165)	19,486
Asset backed securities	40,151	278	(45)	40,384
	$254,103	$9,184	$(398)	$262,889

The following tables detail the gross unrealized losses and fair values aggregated of debt securities by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2021.

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

As of December 31, 2021, three asset-backed securities, four Small Business Administration pools, one corporate debt, three U.S. agencies, and one collateralized mortgage obligations make up the total debt securities in an unrealized loss position for greater than 12 months. As of December 31, 2021, eight asset backed securities, seven municipalities, three corporate debts and three U.S. agencies make up the total debt securities in a loss position for less than 12 months.

The Company recognized no gains or losses on called securities during the three-months periods ended March 31, 2022 and 2021. There were no sales of available-for-sale securities during the three-months ended March 31, 2022 and 2021.

Debt securities carried at $209,089,000 and $202,610,000 as of March 31, 2022 and December 31, 2021, respectively, were pledged to secure deposits of public funds.

NOTE 4 – LOANS

The Company’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of March 31, 2022, approximately 83% of the Company’s loans are commercial real estate loans, which include construction loans. Approximately 11% of the Company’s loans are for general commercial uses including professional, retail, and small business. Also included in the commercial and industrial loans in the table below are Paycheck Protection Program loans (as described below) totaling $17,699,000. Additionally, 3% of the Company’s loans are for residential real estate and other consumer loans. The remaining 3% are agriculture loans. Loan totals were as follows:

(in thousands)	March 31, 2022	December 31, 2021
Commercial real estate:
Commercial real estate- construction	$21,204	$25,737
Commercial real estate- mortgages	595,207	583,620
Land	3,003	3,101
Farmland	89,809	76,670
Commercial and industrial	97,654	109,554
Consumer	380	416
Consumer residential	28,320	28,439
Agriculture	23,186	32,500
Total loans	858,763	860,037

Less:
Deferred loan fees and costs, net	(1,123)	(1,452)
Allowance for loan losses	(10,762)	(10,738)

Net loans	$846,878	$847,847

Paycheck Protection Program. With the passage of the Paycheck Protection Program (“PPP”), administered by the SBA, the Company assisted its customers with applications for resources through the program. PPP loans have a two-year term if the loan was approved by the SBA prior to June 5, 2020, and loans approved after that date have a five-year term. All PPP loans earn a contractual interest rate of 1%. The Company believes that the vast majority of PPP loans will ultimately be forgiven by the SBA in accordance with the terms of the program, which resulted in loan pay-offs of approximately $33 million in 2020, $282 million in 2021 and $13 million during the first three months of 2022. As of December 31, 2020, the Company had received approvals with the SBA for 1,671 PPP loans representing approximately $244,197,000 in funding under the First Draw PPP, of which $33,375,000 was paid off by the SBA through PPP loan forgiveness, resulting in an outstanding balance of $210,822,000 as of December 31, 2020. During 2021, the Company received approvals with the SBA for 924 Second Draw PPP loans, representing approximately $100,698,000 in funding. PPP outstanding balances totaled $30,503,000 as of December 31, 2021. As a result of funding the PPP loans, the Company received fee income that is recorded to total interest income net of deferred loan costs, through amortization over the life of the loans. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government, and therefore, no allowance for credit losses has been allocated for PPP loans. Should those circumstances change, the Company could be required to establish additional allowance for credit losses through additional provision for credit loss expense charged to earnings.

COVID-19 Related Loan Payment Deferrals. The COVID-19 Pandemic has negatively impacted the revenue streams of certain borrowers of the Company, and therefore, during the second half of 2020 the Company elected to allow these clients to defer payments for a term up to six months. These deferrals were specifically related to the pandemic and the resulting economic hardships. As of December 31, 2021 and March 31, 2022, one borrowing relationship totaling $8,092,745 in outstanding loans experienced economic hardship related to COVID-19 during 2021 and the bank responded by deferring principal payments, and thus converting the loans to interest-only until mid-2022. After an evaluation of financial stability, no specific loan loss reserve allocation was required on any of these loans at the time of deferral. In accordance with regulatory and accounting guidance, these short-term modifications granted in response to the COVID-19 pandemic are not considered to be troubled debt restructurings.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. As of March 31, 2022 approximately 40% of the outstanding principal balance of commercial real estate loans were secured by owner-occupied properties, as compared to 39% as of December 31, 2021.

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

No loans were on non-accrual status as of March 31, 2022 and December 31, 2021, as compared to $362,000 as of March 31, 2021. Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income of approximately $4,000 in the three-month period ended March 31, 2021, respectively.

The following table analyzes past due loans including the past due non-accrual loans in the above table, segregated by class of loans, as of March 31, 2022 (in thousands):

March 31, 2022	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	90 Days or More Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$21,204	$21,204	$0
Commercial R.E. - mortgages	0	0	0	0	595,207	595,207	0
Land	0	0	0	0	3,003	3,003	0
Farmland	0	0	0	0	89,809	89,809	0
Commercial and industrial	0	0	0	0	97,654	97,654	0
Consumer	0	0	0	0	380	380	0
Consumer residential	0	0	0	0	28,320	28,320	0
Agriculture	0	0	0	0	23,186	23,186	0
Total	$0	$0	$0	$0	$858,763	$858,763	$0

The following table analyzes past due loans including the past due non-accrual loans in the above table, segregated by class of loans, as of December 31, 2021 (in thousands):

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

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. There were no impaired loans as of March 31, 2022. There was no interest income realized on impaired loans for the three-months ended March 31, 2022 and 2021.

Average recorded investment in impaired loans outstanding as of March 31, 2022 and 2021 is set forth in the following table.

(in thousands)	Average Recorded Investment for the Three Months Ended March 31,
	2022	2021
Commercial real estate:
Commercial R.E. - construction	$0	$0
Commercial R.E. - mortgages	0	133
Land	0	0
Farmland	0	0
Commercial and Industrial	0	0
Consumer	0	0
Consumer residential	0	0
Agriculture	0	0
Total	$0	$133

Impaired loans as of December 31, 2021 are set forth in the following table.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
December 31, 2021
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	0	0	0	0	0	166
Farmland	0	0	0	0	0	0
Commercial and Industrial	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$166

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

As of March 31, 2022, there was one consumer loan classified as a troubled debt restructuring with an outstanding balance of $21,000, as compared to no loans classified as troubled debt restructurings as of December 31, 2021. During the three-months ended March 31, 2022, this same $21,000 consumer loan was the only loan modified as a troubled debt restructuring, as compared to no loans that were modified as troubled debt restructurings in the same period of 2021. The consumer loan of $21,000 was modified by extending the term of the loan. There were no loans modified as troubled debt restructurings within the previous twelve months and for which there was a payment default during the three-month periods ended March 31, 2022 and 2021. A loan is considered to be in payment default once it is ninety days contractually past due under the modified terms.

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

As of March 31, 2022 and December 31, 2021, there are no loans that are classified with risk grades of 8- Loss.

The following table presents weighted average risk grades of the Company’s loan portfolio:

	March 31, 2022	December 31, 2021

	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.00	3.00
Commercial real estate - mortgages	3.06	3.08
Land	3.00	3.00
Farmland	3.08	3.09
Commercial and industrial	2.99	3.01
Consumer	1.95	1.81
Consumer residential	3.00	3.00
Agriculture	3.25	3.23
Total gross loans	3.06	3.07

The following table presents risk grade totals by class of loans as of March 31, 2022 and December 31, 2021. Risk grades 1 through 4(W) have been aggregated in the “Pass” line.

(in thousands)	Commercial R.E. Construction	Commercial R.E. Mortgages	Land	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

March 31, 2022
Pass	$21,204	$586,364	$3,003	$89,033	$95,466	$359	$28,286	$23,186	$846,901
Special mention	-	8,843	-	-	1,641	-	-	-	10,484
Substandard	-	-	-	776	547	21	34	-	1,378
Total loans	$21,204	$595,207	$3,003	$89,809	$97,654	$380	$28,320	$23,186	$858,763

December 31, 2021
Pass	$25,737	$574,774	$3,101	$75,889	$107,154	$395	$28,404	$32,500	$847,954
Special mention	-	8,846	-	-	1,647	-	-	-	10,493
Substandard	-	-	-	781	753	21	35	-	1,590
Total loans	$25,737	$583,620	$3,101	$76,670	$109,554	$416	$28,439	$32,500	$860,037

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

The following table details activity in the allowance for loan losses by portfolio segment for the three-months ended March 31, 2022 and 2021. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses
For the Three Months Ended March 31, 2022 and 2021

(in thousands)
Three Months Ended March 31, 2022	Commercial Real Estate	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total
Beginning balance	$9,404	$711	$6	$327	$290	$10,738
Charge-offs	0	0	(8)	0	0	(8)
Recoveries	31	0	1	0	0	32
Provision for (reversal of) loan losses	104	(10)	7	(16)	(85)	0
Ending balance	$9,539	$701	$6	$311	$205	$10,762

Three Months Ended March 31, 2021
Beginning balance	$9,310	$1,079	$22	$325	$561	$11,297
Charge-offs	0	0	(5)	0	0	(5)
Recoveries	16	0	4	0	0	20
Provision (reversal of) for loan losses	194	(64)	(2)	11	(139)	0
Ending balance	$9,520	$1,015	$19	$336	$422	11,312

The following table details the allowance for loan losses and ending gross loan balances as of March 31, 2022 and December 31, 2021, summarized by collective and individual evaluation methods of impairment.

(in thousands)
March 31, 2022	Commercial Real Estate	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total
Allowance for loan losses for loans:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	9,539	701	6	311	205	10,762
	$9,539	$701	$6	$311	$205	$10,762

Ending gross loan balances:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	709,223	97,654	380	28,320	23,186	858,763
	$709,223	$97,654	$380	$28,320	$23,186	$858,763

December 31, 2021
Allowance for loan losses for loans:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	9,404	711	6	327	290	10,738
	$9,404	$711	$6	$327	$290	$10,738

Ending gross loan balances:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	689,128	109,554	416	28,439	32,500	860,037
	$689,128	$109,554	$416	$28,439	$32,500	$860,037

Changes in the reserve for off-balance-sheet commitments were as follows:

(in thousands)	THREE MONTHS ENDED MARCH 31,
	2022	2021

Balance, beginning of period	$469	$379
(Reversal) Provision to Operations for Off Balance Sheet Commitments	(6)	49
Balance, end of period	$463	$428

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

At March 31, 2022 and December 31, 2021, loans carried at $858,763,000 and $860,037,000, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 5 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The condensed consolidated financial statements include various estimated fair value information as of March 31, 2022 and December 31, 2021. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between levels during the three-month periods ended March 31, 2022 and 2021.

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

The estimated fair values of the Company’s financial instruments not measured at fair value as of March 31, 2022 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$669,225	$669,225	1
Restricted equity securities	5,493	5,493	2
Loans, net	846,878	844,599	3
Interest receivable	4,225	4,225	2

Financial liabilities:
Deposits	(1,799,305)	(1,798,752)	3
Interest payable	(18)	(18)	2

Off-balance-sheet liabilities:
Commitments and standby letters of credit		(1,794)	3

The estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2021 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$778,267	$778,267	1
Restricted equity securities	5,493	5,493	2
Loans, net	847,847	852,975	3
Interest receivable	4,058	4,058	2

Financial liabilities:
Deposits	(1,806,966)	(1,807,032)	3
Interest payable	(20)	(20)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,811)	3

The following table presents the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the condensed consolidated balance sheets at each respective period end, by level within the fair value hierarchy as of March 31, 2022 and December 31, 2021.

	Fair Value Measurements as of March 31, 2022 Using
(in thousands)	March 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$30,864	$0	$30,864	$0
Collateralized mortgage obligations	777	0	777	0
Municipalities	225,189	0	225,189	0
SBA pools	3,358	0	3,358	0
Corporate debt	32,825	0	32,825	0
Asset backed securities	56,129	0	56,129	0

Equity Securities:
Mutual fund	$3,229	$3,229	$0	$0

Assets and liabilities measured on a non-recurring basis:	N/A

	Fair Value Measurements at December 31, 2021 Using
(in thousands)	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$22,170	$0	$22,170	$0
Collateralized mortgage obligations	899	0	899	0
Municipalities	176,242	0	176,242	0
SBA pools	3,708	0	3,708	0
Corporate debt	19,486	0	19,486	0
Asset backed securities	40,384	0	40,384	0

Equity Securities:
Mutual fund	$3,391	$3,391	$0	$0

Assets and liabilities measured on a non-recurring basis:	N/A

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

There have been no significant changes in the valuation techniques during the three-month period ended March 31, 2022.

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

The Company’s calculation of basic and diluted EPS for the three-month periods ended March 31, 2022 and 2021 are reflected in the tables below.

	THREE MONTHS ENDED
(In thousands)	MARCH 31,
	2022	2021
BASIC EARNINGS PER SHARE

Net income	$2,369	$4,357
Weighted average shares outstanding	8,158	8,135
Net income per common share	$0.29	$0.54

DILUTED EARNINGS PER SHARE

Net income	$2,369	$4,357
Weighted average shares outstanding	8,158	8,135
Effect of dilutive non-vested restricted shares	39	31
Weighted average shares of common stock and common stock equivalents	8,197	8,166
Net income per diluted common share	$0.29	$0.53

NOTE 7 – RISKS AND UNCERTAINTIES

The most significant impact of the coronavirus (“COVID-19”) pandemic to date on the Company’s business has been to the quality of the loan portfolio and to net interest income as short-term interest rates have sharply declined. The Company has increased the qualitative factors used in the determination of the adequacy of the allowance for loan and lease loss in anticipation of the impact that COVID-19 will have on clients and their ability to fulfill their obligations. There is no certainty that the allowance for loan losses as of March 31, 2022 will be sufficient to absorb the losses that stem from the impact of COVID-19 on the Company’s clients. As the longer-term effects on clients from the COVID-19 pandemic become more apparent, it may be necessary to charge-off some or all of the balance on certain loans and make further provisions to increase the allowance for loan and lease losses. These potential additional provisions for loan and lease losses will have a direct impact upon capital, including the potential need to reevaluate a valuation allowance on our deferred tax asset. At this time, the Company does not expect that there would be any material impairment to the valuation of other long-lived assets, right of use assets, or our investment securities.

Increased demand for liquidity by clients is another impact that could occur should the COVID-19 effects be prolonged. As of March 31, 2022, the Company and the Bank's on-balance sheet liquidity was strong and combined with contingent liquidity resources, management believes that the Bank has sufficient resources to meet the liquidity needs of its clients. In response to COVID-19, the Federal Reserve has made other provisions that could assist the Bank in satisfying its liquidity needs, such as reducing the reserve requirement to zero, expanding access to the discount window through collateral pledging and extension of term borrowings.

The extent to which the COVID-19 pandemic affects the Company’s future financial results and operations will depend on future developments which are highly uncertain and cannot be predicted, including new information which may emerge concerning the duration and broad impacts of the pandemic, and current or future actions in response thereto. See “Management’s Discussion and Analysis of Financial Position and Results of Operations” and Part II, Item 1A, Risk Factors, for an additional discussion of risks related to COVID-19.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some matters discussed in this Quarterly Report on Form 10-Q may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and therefore may involve risks, uncertainties and other factors which may cause the Company’s actual results to be materially different from the results expressed or implied by the Company’s forward-looking statements.  These statements generally appear with words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” and “expect.”  Although management believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: the credit exposure of certain loan products and other components of our business that could be impacted by the COVID-19 pandemic, changes in monetary, fiscal or tax policy to address the continuing impact of COVID-19, any of which could cause us to incur additional loan losses and adversely affect our results of operations in the future, economic conditions (both generally and in the markets where the Company operates); the continuing impact of the COVID-19 pandemic on our employees and customers; the success of our efforts to mitigate the impact of the COVID-19 pandemic; competition from other providers of financial services offered by the Company; changes in government regulation and legislation; changes in interest rates; material unforeseen changes in the financial stability and liquidity of the Company’s credit customers; risks associated with concentrations in real estate related loans; changes in accounting standards and interpretations; and other risks as may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and which may be beyond the control of the Company. Many of the foregoing risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, whether as a result of new information, future developments or otherwise, except as may be required by law.

The following discussion explains the significant factors affecting the Company’s operations and financial position for the periods presented. The discussion should be read in conjunction with the Company’s financial statements and the notes related thereto which appear or that are referenced to elsewhere in this report, and with the audited consolidated financial statements and accompanying notes included in the Company’s 2021 Annual Report on Form 10-K. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the Company’s financial statements. Actual results may differ from these estimates under different assumptions or conditions. This discussion and analysis includes management’s insight of the Company’s financial condition and results of operations of Oak Valley Bancorp and its subsidiary.  Unless otherwise stated, the “Company” refers to the consolidated entity, Oak Valley Bancorp, while the “Bank” refers to Oak Valley Community Bank.

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

COVID-19 Impact and Outlook

The most significant impact to date of the coronavirus (“COVID-19”) pandemic on the Company’s business has been to the quality of the loan portfolio and to net interest income as short-term interest rates have sharply declined. In 2020, the Company increased the qualitative factors used in the determination of the adequacy of the allowance for loan and lease loss in anticipation of the impact that COVID-19 will have on clients and their ability to fulfill their obligations. In 2021, the financial stress subsided to some degree and credit quality improved allowing the Company to reverse $635,000 in loan loss provisions. The allowance for loan losses decreased to $10,762,000 and $10,738,000 as of March 31, 2022 and December 31, 2021, respectively, as compared with $11,297,000 as of December 31, 2020. The allowance for loan losses as a percentage of total loans increased from 1.12% as of December 31, 2020 to 1.25% as of December 31, 2021 and March 22, 2022, as loan loss reserves relative to gross loans remain at acceptable levels and credit quality remains stable. The increase compared to 1.12% as of December 31, 2020 was due to the decrease in outstanding PPP loans that do not require a loan loss reserve as they are guaranteed by the federal government through the SBA program.

There is no certainty that the allowance for loan losses as of March 31, 2022 will be sufficient to absorb the losses that stem from the impact of COVID-19 on the Company’s clients. As the longer-term effects on clients from the COVID-19 pandemic become more apparent, it may be necessary to charge-off some or all of the balance on certain loans and make further provisions to increase the allowance for loan and lease losses. These potential additional provisions for loan and lease losses will have a direct impact upon capital, including the potential need to reevaluate a valuation allowance on our deferred tax asset. At this time, the Company does not expect that there would be any material impairment to the valuation of other long-lived assets, right of use assets, or our investment securities.

Net interest income has already been impacted by the COVID-19 since early 2020 and certain risks still exist. Interest and fees on PPP loans are only temporary and given that $327 million of the $345 million in funded PPP loans have been forgiven as of March 31, 2022, we have seen a decrease in PPP related net interest income, compared to the prior year, which will continue to decrease as loans are forgiven and paid down. There is potential for additional negative effects to net interest income related to the pandemic. First, interest rates declined sharply at the end of the first quarter of 2020, causing a reduction in the yield on our earning assets which will continue as assets mature and reprice. Second, if the economy worsens to the point of another economic recession, it could reduce the demand for loans and cause credit quality deterioration leading to more non-accrual loans, for which interest income is not recognized. Third, an increase in demand for liquidity by our clients could result in a decrease in deposits and force us to rely on our lines of credit, which could potentially increase our cost of funds.

Notwithstanding the foregoing, in May 2022, the Federal Open Market Committee ("FOMC") announced an increase in the federal funds rate target range by 0.50%, resulting in a range of 0.75% to 1.00%, and while uncertain, it is expected that the Federal Reserve will continue to increase interest rates in 2022 to slow the effects of economic inflation tied to the COVID-19 pandemic. The Federal Reserve's decision-making policies for short-term interest rates will continue to impact the amount of net interest income we earn in the future. Further, as of March 31, 2022, the Company and the Bank's on-balance sheet liquidity was strong and combined with contingent liquidity resources, management believes that the Bank has sufficient resources to meet the liquidity needs of its clients. In response to COVID-19, the Federal Reserve has made other provisions that could assist the Bank in satisfying its liquidity needs, such as reducing the reserve requirement to zero, expanding access to the discount window through collateral pledging and extension of term borrowings.

The extent to which the COVID-19 pandemic affects the Company’s future financial results and operations will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the duration and broad impacts of the pandemic, and current or future actions in response thereto. See “Management’s Discussion and Analysis of Financial Position and Results of Operations” and Part II, Item 1A, Risk Factors, for an additional discussion of risks related to COVID-19.

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

We have established and documented a process for determining fair value. We maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements. Whenever there is no readily available market data, management uses its best estimate and assumptions in determining fair value, but these estimates involve inherent uncertainties and the application of management's judgment. As a result, if other assumptions had been used, our recorded earnings or disclosures could have been materially different from those reflected in these financial statements. For detailed information on our use of fair value measurements and our related valuation methodologies, see Note 5 to the Consolidated Financial Statements Item 1 of this report.

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

Management believes the following were important factors in the Company’s performance during the three-month period ended March 31, 2022:

•

The Company recognized net income of $2,369,000 for the three-month period ended March 31, 2022, as compared to $4,357,000 for the same period in 2021. The first quarter net income decrease was mainly due to a decrease in loan interest and fees recognized on PPP loans.

•

The Company recognized no loan loss provisions during the three-month periods ended March 31, 2022 and 2021. No provisions were warranted during the first three months of 2022, as our allowance for loan loss model determined that reserves were adequate throughout the quarter.

•

Net interest income decreased $1,284,000 or 10.5% for the three-month period ended March 31, 2022, compared to the same period in 2021, due a decrease in loan interest and fees recognized on PPP loans, which totaled $487,000 during the three-months ended March 31, 2022, as compared to $2,590,000 compared to the same period of 2021, which was offset in part by the growth in earning assets.

•

Non-interest income decreased by $8,000 or 0.7% for the three-months ended March 31, 2022, as compared to the same period in 2021. The decrease was primarily due to fair value changes in one equity security.

•

Non-interest expense increased by $1,402,000 or 18.2% for the three-month period ended March 31, 2022, as compared to the same period in 2021. The increase was primarily due to staffing increases and general operating costs related to servicing the growing loan and deposit portfolios, and a reduction in deferred costs associated with funded PPP loans recorded against salary expense.

•

Total assets decreased $18,459,000 or 0.9%, total net loans decreased by $969,000 or 0.1% and investment securities increased by $86,091,000 or 32.3% in each case from December 31, 2021 to March 31, 2022, while deposits decreased by $7,661,000 or 0.4% for the same period. Consequently, cash and cash equivalent balances decreased by $109,042,000. The March 31, 2022 balance sheet totals include $17.7 million in outstanding PPP loans. Total funding since commencement of the PPP loan program in 2020 was $345 million and as of March 31, 2022, we have received $327 million in forgiveness payments from the SBA.

Income Summary

For the three-month period ended March 31, 2022, the Company recorded net income of $2,369,000, representing a decrease of $1,988,000, as compared to the same period in 2021.  Return on average assets (annualized) was 0.50% for the three-months ended March 31, 2022, as compared to 1.12% for the same period in 2021.  Annualized return on average common equity was 6.84% for the three-months ended March 31, 2022, as compared to 13.44% for the same period in 2021. Net income before provisions for income taxes decreased by $2,694,000 for the three-month period ended March 31, 2022, from the comparable 2021 period.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

Effect on Pre-Tax Income
(In thousands)	Increase (Decrease)
Three Months Ended
March 31, 2022
Change from 2021 to 2022 in:
Net interest income	$(1,284)
Provision for loan losses	0
Non-interest income	(8)
Non-interest expense	(1,402)
Change in net income before income taxes	$(2,694)

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three-month period ended March 31, 2022, net interest income was $10,958,000, which represented a decrease of $1,284,000 or 10.5%, from the comparable period in 2021. The decrease was primarily due to a decrease in interest and fees on PPP loans from $2,590,000 during the first quarter of 2021 to $487,000 during the three-months ended March 31, 2022.

The net interest margin (net interest income as a percentage of average interest earning assets) was 2.51% for the three-month period ended March 31, 2022, compared to 3.43% for the same period in 2021. The decrease in net interest margin is primarily due to the decrease in PPP loan interest and fees, strong deposit growth resulting in high levels of low-yielding cash equivalent balances, and the negative impact that the 2020 FOMC interest rate cuts had on our yield on earning assets. Earning asset yield decreased by 92 basis points for the three-month period ended March 31, 2022, as compared to the same period of 2021. Lessening this downward trend, was the deployment of low yielding cash equivalent balances into the organic loan portfolio and investment security portfolio.

The cost of funds on interest-bearing liabilities decreased by 3 basis points for the three-month period of 2022, respectively, as compared to the same period in 2021. The Company continues to recognize strong core deposit growth as evidenced by the increase in average non-interest-bearing demand deposit balances of $112 million, for the three-month period ended March 31, 2022, as compared to the same period of 2021. Deposit balances were bolstered by funded PPP loans during the first quarter of 2021, as the funded amounts were credited directly to the borrowers’ deposit accounts.

The following tables show the relative impact of changes in average balances of interest earning assets and interest-bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three-month periods ended March 31, 2022 and 2021:

Net Interest Analysis

	Three months ended			Three months ended
	March 31, 2022			March 31, 2021
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)
Assets:
Earning assets:
Gross loans (1) (2)	$847,994	$9,143	4.37%	$1,024,144	$11,205	4.44%
Investment securities (2)	306,690	2,110	2.79%	208,159	1,457	2.84%
Federal funds sold	24,174	10	0.17%	30,732	6	0.08%
Interest-earning deposits	642,101	256	0.16%	212,733	49	0.09%
Total interest-earning assets	1,820,959	11,519	2.57%	1,475,768	12,717	3.49%
Total noninterest earning assets	112,833			103,006
Total assets	1,933,792			1,578,774
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	446,906	94	0.09%	339,519	102	0.12%
Money market deposits	411,677	104	0.10%	322,331	89	0.11%
Savings deposits	160,930	21	0.05%	126,419	16	0.05%
Time deposits $250,000 and under	2,185	14	0.26%	21,818	15	0.28%
Time deposits over $250,000	18,427	11	0.24%	16,354	14	0.35%
Total interest-bearing liabilities	1,060,125	244	0.09%	826,441	236	0.12%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	718,256			605,790
Other liabilities	15,031			15,118
Total noninterest-bearing liabilities	733,287			620,908
Shareholders' equity	140,380			131,425
Total liabilities and shareholders' equity	$1,933,792			$1,578,774
Net interest income		$11,275			$12,481
Net interest spread (3)			2.47%			3.38%
Net interest margin (4)			2.51%			3.43%

______________________________________

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

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest-bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three-month periods ended March 31, 2022 and 2021.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

(In thousands)

	For the Three Months Ended March 31,
	2022 vs 2021
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$(1,927)	$(135)	$(2,062)
Investment securities (2)	690	(37)	653
Federal funds sold	(1)	5	4
Interest-earning deposits	100	107	207
Total interest income	$(1,138)	$(60)	$(1,198)

Interest expense:
Interest-earning DDA	$32	$(40)	$(8)
Money market deposits	25	(10)	15
Savings deposits	4	1	5
Time deposits $250,000 and under	0	(1)	(1)
Time deposits over $250,000	2	(5)	(3)
Total interest expense	$63	$(55)	$8

Change in net interest income	$(1,201)	$(5)	$(1,206)

__________________________________

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

The table above reflects a decrease of $1,201,000 in net interest income due to changes in volume combined with the overall change in mix of balances during the first quarter of 2022 as compared to the same period of 2021. This reduction was mainly due to a decrease in PPP loan balances in the first quarter of 2022 compared to the same period of 2021. Changes in earning asset yields and rates on interest-bearing liabilities resulted in a decrease of $5,000 to net interest income, over the same period. This decrease was mainly due to a decline in PPP loan fees as described above, which was partially offset by the increase in gross loan yield due to the reduction of PPP loan balances that yielded just 1%.

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

The Company recorded no loan loss provisions during the three-months ended March 31, 2022 and no provisions during the same period of 2021. No loan loss provisions were warranted during the first three months of 2022 because credit quality remained strong as evidenced by non-accrual loans remaining at a zero balance and the allowance for loan loss model determined that reserves were adequate throughout the quarter. The gross loan decrease during the quarter was mainly related to PPP loans, which do not require a reserve because they are guaranteed by the federal government through the SBA program. Qualitative risk factor adjustments of approximately $1.6 million were made to the allowance for loan loss reserve during 2020 related to the impact of the COVID-19 pandemic. Management reviewed the qualitative factors within the allowance for loan loss calculation and determined that a macro-economic adjustment was necessary to account for the potential negative impact of the financial strain that is being experienced by certain borrowers. Management will continue to closely monitor the economic impacts to our loan portfolio and may need to make further qualitative adjustments depending on the severity and longevity of the COVID-19 pandemic.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three-month period ended March 31, 2022, non-interest income was $1,168,000, representing a decrease of $8,000 or 0.7%, compared to the same period in 2021.

The following tables show the major components of non-interest income:

(in thousands)	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Service charges on deposits	$376	$295	$81	27.5%
Debit card transaction fee income	413	381	32	8.4%
Earnings on cash surrender value of life insurance	182	164	18	11.0%
Mortgage commissions	35	31	4	12.9%
Other income	162	305	(143)	-46.9%
Total non-interest income	$1,168	$1,176	$(8)	-0.7%

Service charges on deposits increased by $81,000 for the three-months ended March 31, 2022, compared to the same period in 2021. The first quarter increase was due to higher deposit account balances corresponding to PPP loans and government stimulus payments, coupled with changes in customer spending patterns amid the COVID-19 pandemic that resulted in lower overdraft fees in 2021 compared to 2022. This trend is in addition to strong growth of our core customer base and corresponding service fee income related to servicing loan and deposit accounts.

Debit card transaction fee income increased by $32,000 for the three-months ended March 31, 2022, compared to the same period in 2021. The increase during 2022 is attributable to changes that begun in 2020 in business and consumer spending patterns have shifted to electronic payment methods amid the COVID-19 pandemic.

Earnings on cash surrender value of life insurance increased by $18,000 for the three-months ended March 31, 2022, compared to the same period in 2021, corresponding to the purchase of new life insurance policies on certain directors and officers during the second quarter of 2021.

Mortgage commissions increased by $4,000 for the three-months ended March 31, 2022, as compared to the same period of 2021, as the demand for home purchases and refinancing has increased from last year.

Other income decreased by $143,000 for the three-month period ended March 31, 2022, as compared to the same period of 2021. The first quarter decrease was mainly due to an increase in fair value changes on one equity security.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

(in thousands)	For the Three Months Ended March 31,
	2022	2021	$ Change	% Change
Salaries and employee benefits	$5,676	$4,742	$934	19.7%
Occupancy expenses	1,035	966	69	7.1%
Data processing fees	559	494	65	13.2%
Regulatory assessments (FDIC & DFPI)	261	117	144	123.1%
Other operating expenses	1,591	1,401	190	13.6%
Total non-interest expense	$9,122	$7,720	$1,402	18.2%

Non-interest expenses increased by $1,402,000 or 18.2% for the three-months ended March 31, 2022, as compared to the same period of 2021.  Salaries and employee benefits increased $934,000 for the three-months ended March 31, 2022, as compared to the same period of 2021. The increase is due to additional staffing expense required to support the continued loan and deposit growth and a decrease in deferred cost adjustments on funded PPP loans that are recorded against salary expense.

Occupancy expenses increased by $69,000 for the three-months ended March 31, 2022, as compared to the same period of 2021, mainly due to rent expense and general operating costs related to branch facilities.

Data processing fees increased by $65,000 for the three-month period ended March 31, 2022, as compared to the same period of 2021, primarily due to servicing costs on the growing number of loan and deposit accounts.

FDIC and California Department of Financial Protection and Innovation (DFPI) regulatory assessments increased by $144,000 for the three-months ended March 31, 2022, as compared to the same period in 2021, mainly due to substantial increases in our deposit balances.  The initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC and the Company’s risk profile has remained at stable levels but there were modest increases in the assessment rate during 2021 and 2022 related to normal business cycles. The assessment rate remains at a relatively low level due to our strong credit quality, earnings and risk-based capital ratios. Management recognizes that assessments could increase further depending on deposit growth throughout the remainder of 2022, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis.

Other expense increased by $190,000 for the three-months ended March 31, 2022, as compared to the same period in 2021, due to increases in a variety of general operating expenses, which is not unusual given the expansion of the Company’s business portfolios.

Management anticipates that non-interest expense will continue to increase as the Company continues to grow.  However, management remains committed to cost-control and efficiency, and expects to keep these increases to a minimum relative to growth.

Income Taxes

The Company reported provisions for income taxes of $635,000 for the three-month period ended March 31, 2022, representing a decrease of $706,000 compared to the provisions reported in the comparable period of 2021. The effective income tax rate on income from continuing operations was 21.1% for the three-months ended March 31, 2022, compared to 23.5% for the comparable period of 2021. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, bank owned life insurance and certain tax-exempt loans). The disparity between the effective tax rates for the year-to-date period of 2022 as compared to 2021 is primarily due to tax credits from low-income housing projects as well as tax free-income on municipal securities and loans that comprised a larger proportion of pre-tax income in 2022 as compared to 2021.

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

Non-accrual loans totaled $0 as of March 31, 2022 and December 31, 2021.  As of March 31, 2022 there was one consumer loan totaling $21,000 classified as a troubled debt restructuring that was modified by extending the term. As of December 31, 2021, the Company did not have any loans classified as troubled debt restructurings.

OREO as of March 31, 2022 and December 31, 2021 consisted of one property, a residential land property acquired through foreclosure that was written down to a zero balance because the public utilities have not been obtainable, therefore, rendering these land lots unmarketable at this time. There were no sales, acquisitions or fair value adjustments of OREO properties during the first three months of 2022 and 2021.

The following table presents information about the Bank’s non-performing assets, including asset quality ratios as of March 31, 2022 and December 31, 2021:

Non-Performing Assets

(in thousands)	March 31,	December 31,
	2022	2021
Loans in non-accrual status	$0	$0
Loans past due 90 days or more and accruing	0	0
Total non-performing loans	0	0
Other real estate owned	0	0
Total non-performing assets	$0	$0

Allowance for loan losses	$10,762	$10,738

Asset quality ratios:
Non-performing assets to total assets	0.00%	0.00%
Non-performing loans to total loans	0.00%	0.00%
Allowance for loan losses to total loans	1.25%	1.25%
Allowance for loan losses to total non-performing loans	NA	NA

Non-performing assets remained at $0 as of March 31, 2022 and December 31, 2021, due to strong credit quality within our loan portfolio.

Allowance for Loan and Lease Losses

Due to credit risk inherent in the lending business, the Company routinely sets aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges for the outstanding loan portfolio have been credited to the allowance for loan losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company recorded no loan loss provisions during the three-months ended March 31, 2022 and 2021.

Provisions of approximately $1.6 million were made in 2020 to adjust for the impact of the COVID-19 pandemic. Management reviewed the qualitative factors within the allowance for loan loss calculation and determined that a macro-economic adjustment was necessary to account for the potential negative impact of the financial strain that is being experienced by certain borrowers. Management will continue to closely monitor the economic impacts to our loan portfolio and may need to make further qualitative adjustments depending on the severity and longevity of the COVID-19 pandemic.

The allowance for loan losses increased by $24,000 to $10,762,000 as of March 31, 2022, as compared to $10,738,000 as of December 31, 2021, due to net loan recoveries of $24,000 during the first three months of 2022. The PPP loans were paid down to $17.7 million outstanding as of March 31, 2022 and do not require a loan loss reserve as they are guaranteed by the federal government through the SBA program. These factors combined with the decrease in the gross loan balance had no impact on the allowance for loan losses as a percentage of total loans as it remained at 1.25% as of March 31, 2022 and December 31, 2021.

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

Although management believes the allowance as of March 31, 2022 was adequate to absorb probable losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on the Company’s service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of March 31, 2022, and December 31, 2021, the Company had $669,225,000 and $778,267,000, respectively, in cash and cash equivalents.

Investment Securities

Management of the investment securities portfolio focuses on providing an adequate level of liquidity and establishing an interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk. Investment securities that the Company intends to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale or equity securities.  Currently, all of the investment securities are classified as available-for-sale except for one mutual fund classified as an equity security with a carrying value of $3,229,000 as of March 31, 2022. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. The carrying values of equity securities are adjusted for unrealized gains or losses through noninterest income in the consolidated statement of income.

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

Deposits

Total deposits as of March 31, 2022 were $1,799,305,000, a $7,661,000 or 0.4% decrease from the deposit total of $1,806,966,000 as of December 31, 2021.  Average deposits increased by $346,150,000 to $1,778,381,000 for the three-month period ended March 31, 2022 as compared to the same period in 2021. Management believes the Company attracted deposits due to the safety and soundness of the Bank and our focus on customer service.

Deposits Outstanding

	March 31,	December 31,	Three Month Change
(in thousands)	2022	2021	$	%

Demand	$1,171,157	$1,210,153	$(38,996)	(3.2%	)
MMDA	421,386	401,072	20,314	5.1%
Savings	167,007	155,231	11,776	7.6%
Time < $250K	21,699	21,948	(249)	(1.1%	)
Time > $250K	18,056	18,562	(506)	(2.7%	)
	$1,799,305	$1,806,966	$(7,661)	(0.4%	)

Because the Company’s client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Four clients carry deposit balances of more than 1% of total deposits, but none had a deposit balance of more than 3% of total deposits as of March 31, 2022. Management believes that the Company’s funding concentration risk is not significant and is mitigated by the ample sources of funds the Bank has access to.

Since the deposit growth strategy emphasizes core deposit growth, the Company has avoided relying on brokered deposits as a consistent source of funds. The Company had no brokered deposits as of March 31, 2022 and December 31, 2021.

Borrowings

Although deposits are the primary source of funds for lending and investment activities and for general business purposes, the Company may obtain advances from the Federal Home Loan Bank (“FHLB”) as an alternative to retail deposit funds. As of March 31, 2022 and December 31, 2021, there were no outstanding FHLB advances or borrowings of any kind, as the Company continues to rely on deposit growth as its primary source of funding. See “Liquidity Management” below for the details on the FHLB borrowings program.

Capital Ratios

The Company is regulated by the Federal Reserve Bank (“FRB”) and is subject to the securities registration and public reporting regulations of the Securities and Exchange Commission. As a California state-chartered bank, the Company’s banking subsidiary is subject to primary supervision, examination and regulation by the California Department of Financial Protection and Innovation (“DFPI”) and the Federal Reserve Board. The Federal Reserve Board is the primary federal regulator of state member banks. The Bank is also subject to regulation by the FDIC, which insures the Bank’s deposits as permitted by law. Management is not aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on the Company’s or Bank’s liquidity, capital resources, or operations.

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

The following tables present a comparison of our actual capital ratios to the minimum required ratios as of the dates indicated:

(in thousands)			Regulatory
	Actual		Minimum
Capital ratios for Bank:	Amount	Ratio	Amount	Ratio

As of March 31, 2022
Total capital (to Risk- Weighted Assets)	$144,950	12.9%	$118,128	>10.5%
Tier I capital (to Risk- Weighted Assets)	$133,725	11.9%	$95,627	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$133,725	11.9%	$78,752	>7.0%
Tier I capital (to Average Assets)	$133,725	6.9%	$77,023	>4.0%

As of December 31, 2021
Total capital (to Risk- Weighted Assets)	$143,871	13.6%	$110,780	>10.5%
Tier I capital (to Risk- Weighted Assets)	$132,664	12.6%	$89,679	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$132,664	12.6%	$73,853	>7.0%
Tier I capital (to Average Assets)	$132,664	7.00%	$76,310	>4.0%

Capital ratios for the Company:

As of March 31, 2022
Total capital (to Risk- Weighted Assets)	$145,220	12.9%	$118,144	>10.5%
Tier I capital (to Risk- Weighted Assets)	$133,995	11.9%	$95,640	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$133,995	11.9%	$78,762	>7.0%
Tier I capital (to Average Assets)	$133,995	7.0%	$77,027	>4.0%

As of December 31, 2021
Total capital (to Risk- Weighted Assets)	$143,984	13.7%	$110,784	>10.5%
Tier I capital (to Risk- Weighted Assets)	$132,777	12.6%	$89,683	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$132,777	12.6%	$73,856	>7.0%
Tier I capital (to Average Assets)	$132,777	7.0%	$76,313	>4.0%

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

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, the Company maintains a portion of funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. The Company obtains funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings. The Company’s primary use of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common stockholders. The Company’s liquid assets as of March 31, 2022 were $839.2 million compared to $858.2 million as of December 31, 2021.  The Company’s liquidity level measured as the percentage of liquid assets to total assets was 43.1% as of March 31, 2022, compared to 43.7% as of December 31, 2021. Liquid assets decreased during the first three months of 2022, mainly due to the deposit decrease of $7.7 million and core loan growth, excluding PPP loans, of $11.5 million, resulting in lower levels of cash. Management anticipates that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for operating, investing and financing needs and regulatory liquidity requirements for at least the next twelve months. Management monitors the Company’s liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, the Company relies on advances from the FHLB to supplement the supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of the loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of March 31, 2022, the Company’s borrowing capacity from the FHLB was approximately $329.1 million and there were no outstanding advances. The Company also maintains 2 lines of credit with correspondent banks to purchase up to $70 million in federal funds, for which there were no advances as of March 31, 2022.

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

As of March 31, 2022 and December 31, 2021, the Company had commitments to extend credit of $179.4 million and $181.1 million, respectively, which includes obligations under letters of credit of $3.0 million and $3.3 million, respectively.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For qualitative and quantitative disclosures about market risk, please see the sections entitled “Market Risk” and “Interest Rate Management” in Item 7 of the Company’s 2021 Annual Report on Form 10-K. As of March 31, 2022, the Company’s exposures to market risk have not changed materially since December 31, 2021. We will continue to monitor our exposures to market risk in light of the COVID-19 pandemic.

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

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the Evaluation Date. We have not experienced any significant impact to our internal controls over financial reporting related to the COVID-19 pandemic. All of our employees that were working remotely have returned to the office, but the design of our processes and controls allow for remote execution with accessibility to secure data if the need arises again in the future. We are continually monitoring and assessing the COVID-19 situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.

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

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 31, 2022.

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

101*

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets at March 31, 2022 (Unaudited) and December 31, 2021, (ii) Condensed Consolidated Statements of Income for the three-month periods ended March 31, 2022 and March 31, 2021 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2022 and March 31, 2021 (Unaudited), (iv) Condensed Consolidated Statements of Changes of Shareholders’ Equity for the three-month periods ended March 31, 2022 and March 31, 2021 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2022 and March 31, 2021 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oak Valley Bancorp
Date: May 13, 2022	By:	/s/ JEFFREY A. GALL
Jeffrey A. Gall
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)