Form 10-Q
period 2022-09-30
Oak Valley Bancorp
filed 2022-11-14
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

Commission file number: 001-34142

OAK VALLEY BANCORP

(Exact name of registrant as specified in its charter)

California	26-2326676
State or other jurisdiction of	I.R.S. Employer
incorporation or organization	Identification No.

125 N. Third Ave., Oakdale, CA  95361

(Address of principal executive offices, zip code)

(209) 848-2265

Registrant’s telephone number, including area code

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	OVLY	The Nasdaq Stock Market, LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,258,794 shares of common stock outstanding as of November 3, 2022.

Oak Valley Bancorp

September 30, 2022

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

Condensed Consolidated Balance Sheets at September 30, 2022 (Unaudited) and December 31, 2021		1

Condensed Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2022 and September 30, 2021 (Unaudited)		2

Condensed Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended September 30, 2022 and September 30, 2021 (Unaudited)		3

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three- and nine-month periods ended September 30, 2022 and September 30, 2021 (Unaudited)		4

Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2022 and September 30, 2021 (Unaudited)		5

Notes to Condensed Consolidated Financial Statements		6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

PART II – OTHER INFORMATION		42

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Mine Safety Disclosures	42

Item 5.	Other Information	42

Item 6.	Exhibits	43

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands)	September 30,	December 31,
	2022	2021
ASSETS
Cash and due from banks	$401,055	$735,332
Federal funds sold	44,005	42,935
Cash and cash equivalents	445,060	778,267

Securities - available for sale	510,045	262,889
Securities - equity investments	2,948	3,391
Loans, net of allowance for loan losses of $10,997 and $10,738 at September 30, 2022 and December 31, 2021, respectively	899,939	847,847
Cash surrender value of life insurance	30,028	29,469
Bank premises and equipment, net	15,191	15,422
Goodwill and other intangible assets, net	3,581	3,647
Interest receivable and other assets	55,678	23,546

	$1,962,470	$1,964,478

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$1,830,882	$1,806,966
Interest payable and other liabilities	25,400	14,900
Total liabilities	1,856,282	1,821,866

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,258,794 and 8,239,099 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	25,435	25,435
Additional paid-in capital	5,044	4,689
Retained earnings	117,253	106,300
Accumulated other comprehensive (loss) income, net of tax	(41,544)	6,188
Total shareholders’ equity	106,188	142,612

	$1,962,470	$1,964,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021
INTEREST INCOME
Interest and fees on loans	$9,956	$11,982	$28,492	$34,030
Interest on securities	4,187	1,344	9,210	3,881
Interest on federal funds sold	87	12	143	27
Interest on deposits with banks	2,833	205	3,895	330
Total interest income	17,063	13,543	41,740	38,268

INTEREST EXPENSE
Deposits	291	247	777	742
Total interest expense	291	247	777	742

Net interest income	16,772	13,296	40,963	37,526
Provision for loan losses	200	0	200	0
Net interest income after provision for loan losses	16,572	13,296	40,763	37,526

NON-INTEREST INCOME
Service charges on deposits	407	320	1,192	939
Debit card transaction fee income	441	442	1,303	1,250
Earnings on cash surrender value of life insurance	189	183	559	531
Mortgage commissions	17	52	72	136
Gains on calls of available-for-sale securities	0	0	0	1
Other	557	306	1,024	1,026
Total non-interest income	1,611	1,303	4,150	3,883

NON-INTEREST EXPENSE
Salaries and employee benefits	5,750	5,205	17,084	15,000
Occupancy expenses	1,063	989	3,089	2,940
Data processing fees	590	526	1,737	1,551
Regulatory assessments (FDIC & DFPI)	219	141	741	390
Other operating expenses	1,748	1,546	5,045	4,461
Total non-interest expense	9,370	8,407	27,696	24,342

Net income before provision for income taxes	8,813	6,192	17,217	17,067

Total provision for income taxes	2,013	1,638	3,790	4,197
Net Income	$6,800	$4,554	$13,427	$12,870

Net income per share	$0.83	$0.56	$1.64	$1.58

Net income per diluted share	$0.83	$0.56	$1.64	$1.57

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2022	2021	2022	2021

Net income	$6,800	$4,554	$13,427	$12,870
Other comprehensive loss:
Unrealized holding losses arising during the period	(25,858)	(433)	(67,767)	(1,019)
Less: reclassification for net gains included in net income	0	0	0	(1)
Other comprehensive loss, before tax	(25,858)	(433)	(67,767)	(1,020)
Tax benefit related to items of other comprehensive loss	7,645	128	20,035	302
Total other comprehensive loss	(18,213)	(305)	(47,732)	(718)
Comprehensive (loss)/income	$(11,413)	$4,249	$(34,305)	$12,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, July 1, 2021	8,231,983	$25,435	$4,430	$99,474	$7,281	$136,620
Restricted stock issued	9,000	0	0	0	0	0
Restricted stock forfeited	(1,200)	0	0	0	0	0
Restricted stock surrendered for tax withholding	(684)	0	(23)	0	0	(23)
Cash dividends declared $0.145 per share of common stock	0	0	0	(1,195)	0	(1,195)
Stock based compensation	0	0	137	0	0	137
Other comprehensive loss	0	0	0	0	(305)	(305)
Net income	0	0	0	4,554	0	4,554
Balances, September 30, 2021	8,239,099	$25,435	$4,544	$102,833	$6,976	$139,788

Balances, July 1, 2022	8,254,574	$25,435	$4,903	$111,691	$(23,331)	118,698
Restricted stock issued	5,250	0	0	0	0	0
Restricted stock surrendered for tax withholding	(1,030)	0	(19)	0	0	(19)
Cash dividends declared $0.150 per share of common stock	0	0	0	(1,238)	0	(1,238)
Stock based compensation	0	0	160	0	0	160
Other comprehensive loss	0	0	0	0	(18,213)	(18,213)
Net income	0	0	0	6,800	0	6,800
Balances, September 30, 2022	8,258,794	$25,435	$5,044	$117,253	$(41,544)	$106,188

	NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2021	8,218,873	$25,435	$4,216	$92,349	$7,694	$129,694
Restricted stock issued	31,207	0	0	0	0	0
Restricted stock forfeited	(4,500)	0	0	0	0	0
Restricted stock surrendered for tax withholding	(6,481)	0	(108)	0	0	(108)
Cash dividends declared $0.29 per share of common stock	0	0	0	(2,386)	0	(2,386)
Stock based compensation	0	0	436	0	0	436
Other comprehensive loss	0	0	0	0	(718)	(718)
Net income	0	0	0	12,870	0	12,870
Balances, September 30, 2021	8,239,099	$25,435	$4,544	$102,833	$6,976	$139,788

Balances, January 1, 2022	8,239,099	$25,435	$4,689	$106,300	$6,188	$142,612
Restricted stock issued	27,047	0	0	0	0	0
Restricted stock forfeited	(900)	0	0	0	0	0
Restricted stock surrendered for tax withholding	(6,452)	0	(121)	0	0	(121)
Cash dividends declared $0.30 per share of common stock	0	0	0	(2,474)	0	(2,474)
Stock based compensation	0	0	476	0	0	476
Other comprehensive loss	0	0	0	0	(47,732)	(47,732)
Net income	0	0	0	13,427	0	13,427
Balances, September 30, 2022	8,258,794	$25,435	$5,044	$117,253	$(41,544)	$106,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,427	$12,870
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	200	0
Decrease in deferred fees/costs, net	(154)	(2,046)
Depreciation	988	993
Amortization of investment securities, net	974	340
Stock based compensation	476	436
Gain on calls of available for sale securities	0	(1)
Earnings on cash surrender value of life insurance	(559)	(531)
Increase in interest payable and other liabilities	1,240	2,346
(Increase) decrease in interest receivable	(2,745)	1,888
Decrease (increase) in other assets	1,471	(1,979)
Net cash from operating activities	15,318	14,316

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(334,964)	(43,509)
Purchases of equity securities	(52)	(48)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	19,562	17,694
Investment in LIHTC	(1,240)	(530)
Net (increase) decrease in loans	(52,138)	141,059
Purchase of FHLB Stock	(257)	(735)
Purchase of BOLI policies	0	(3,000)
Purchases of premises and equipment	(757)	(667)
Net cash (used in) from investing activities	(369,846)	110,264

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(2,474)	(2,386)
Net increase in demand deposits and savings accounts	25,781	332,485
Net (decrease) increase in time deposits	(1,865)	886
Tax withholding payments on vested restricted shares surrendered	(121)	(108)
Net cash from financing activities	21,321	330,877

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(333,207)	455,457

CASH AND CASH EQUIVALENTS, beginning of period	778,267	226,656

CASH AND CASH EQUIVALENTS, end of period	$445,060	$682,113

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$774	$740
Income taxes	$1,410	$4,035

NON-CASH INVESTING ACTIVITIES:
Change in unrealized gain on securities	$(67,767)	$(1,020)
Change in contributions payable to LIHTC limited partner investment	$10,500	$0
Lease right-of-use assets	$865	$(2,234)

NON-CASH FINANCING ACTIVITIES:
Present value of lease obligations	$(907)	$2,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Oak Valley Bancorp (“the Company”, “us”, “our”) is the parent holding company for Oak Valley Community Bank (the “Bank”), a California state-chartered bank.  The consolidated financial statements include the accounts of the parent company and its wholly-owned bank subsidiary. Unless otherwise stated, the “Company” refers to the consolidated entity, Oak Valley Bancorp, while the “Bank” refers to Oak Valley Community Bank. All material intercompany transactions have been eliminated. The interim consolidated financial statements included in this Quarterly Report on Form 10-Q are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three- and nine-month periods ended September 30, 2022 are not necessarily indicative of the results of a full year’s operations. Certain prior period amounts have been reclassified to conform to the current period presentation. There was no effect on net income or shareholders’ equity as previously reported as a result of reclassifications. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2021.

The Company was incorporated under the laws of the State of California on May 31, 1990, and began operations in Oakdale, California on May 28, 1991. The Company operates branches in Oakdale, Sonora, Bridgeport, Bishop, Mammoth Lakes, Modesto, Manteca, Patterson, Turlock, Ripon, Stockton, Escalon, and Sacramento, California. The Bridgeport, Mammoth Lakes, and Bishop branches operate as a separate division, Eastern Sierra Community Bank. The Company’s primary source of revenue is providing loans to customers who are predominantly middle-market businesses.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the Company’s consolidated financial statements include the allowance for loan losses and fair value measurements. The estimates and assumptions may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from these estimates due to the uncertainty around the magnitude and duration of the COVID-19 pandemic, as well as other qualitative factors. Descriptions of our significant accounting policies are included in Note 1. Summary of Accounting Policies in the Notes to Consolidated Financial Statements in the 2021 Annual Report on Form 10-K.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). This update revises the methodology used by financial institutions under GAAP to recognize credit losses in the financial statements.  Currently, GAAP requires the use of the incurred loss model, whereby financial institutions recognize in current period earnings, incurred credit losses and those inherent in the financial statements, as of the date of the balance sheet.  This guidance results in a new model for estimating the allowance for loan and lease losses, commonly referred to as the Current Expected Credit Loss (“CECL”) model.  Under the CECL model, financial institutions are required to estimate future credit losses and recognize those losses in current period earnings.  The amendments within the update are effective for fiscal years and all interim periods beginning after December 15, 2019, with early adoption permitted.  In October 2019, FASB approved an amendment that will delay the adoption of this ASU for three years for certain entities including the Company since we are classified as a Small Reporting Company. Accordingly, this ASU will become effective for the Company on January 1, 2023. Upon adoption of the amendments within this update, the Company will be required to make a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. The Company is currently in the process of evaluating the impact the adoption of this update will have on its financial statements. While the Company has not quantified the impact of this ASU, it does expect that changing from the current incurred loss model to an expected loss model will result in an earlier recognition of losses. In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings in Accounting Standards Codification (“ASC”) Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, ASU 2022-02 requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. ASU 2022-02 will be effective on January 1, 2023 though early adoption is permitted. The adoption of ASU 2022-02 is not expected to have a significant impact on our consolidated financial statements.

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

In March 2020, FASB issued ASU 2020-04 - Reference Rate Reform (Subtopic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. The ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company has evaluated the provisions of this ASU and does not expect it will have a material impact on our consolidated financial statements.

NOTE 3 – SECURITIES

Equity Securities

The Company held equity securities with fair values of $2,948,000 and $3,391,000 as of September 30, 2022 and December 31, 2021, respectively. There were no sales of equity securities during the three- and nine-month periods ended September 30, 2022 and 2021. Consistent with ASU 2016-01, these securities are carried at fair value with the changes in fair value recognized in the condensed consolidated statements of income. Accordingly, the Company recognized losses of $179,000 and $495,000 during the three- and nine months ended September 30, 2022, respectively, as compared to losses of $23,000 and $68,000 during the same periods of 2021.

Debt Securities

Debt securities have been classified in the financial statements as available for sale. The amortized cost and estimated fair values of debt securities as of September 30, 2022 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$84,668	$16	$(5,521)	$79,163
Collateralized mortgage obligations	5,384	0	(470)	4,914
Municipalities	364,936	113	(45,372)	319,677
SBA pools	2,553	14	(6)	2,561
Corporate debt	47,515	4	(5,395)	42,124
Asset backed securities	63,969	27	(2,390)	61,606
	$569,025	$174	$(59,154)	$510,045

The following tables detail the gross unrealized losses and fair values of debt securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2022.

(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$67,756	(4,551)	3,606	(970)	$71,362	$(5,521)
Collateralized mortgage obligations	4,541	(420)	373	(50)	4,914	(470)
Municipalities	301,857	(42,121)	7,582	(3,251)	309,439	(45,372)
SBA pools	0	0	1,098	(6)	1,098	(6)
Corporate debt	33,404	(3,611)	6,716	(1,784)	40,120	(5,395)
Asset backed securities	51,575	(2,177)	7,106	(213)	58,681	(2,390)
Total temporarily impaired securities	$459,133	$(52,880)	$26,481	$(6,274)	$485,614	$(59,154)

As of September 30, 2022, six municipalities, three corporate debts, one U.S. agency, four Small Business Administration (“SBA”) pools, one collateralized mortgage obligation and four asset backed securities make up the total debt securities in an unrealized loss position for greater than 12 months. As of September 30, 2022, 23 asset backed securities, 10 corporate debts, 51 U.S. agencies, 154 municipalities, and four collateralized mortgage obligations make up the total debt securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and the volatility of the security’s fair value. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to rising market yields. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities as of September 30, 2022, segregated by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	102,439	97,038
Due after one year through five years	139,665	131,005
Due after five years through ten years	240,864	202,848
Due after ten years	86,057	79,154
	$569,025	$510,045

The amortized cost and estimated fair values of debt securities as of December 31, 2021 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$21,776	$450	$(56)	$22,170
Collateralized mortgage obligations	916	5	(22)	899
Municipalities	168,033	8,308	(99)	176,242
SBA pools	3,703	16	(11)	3,708
Corporate debt	19,524	127	(165)	19,486
Asset backed securities	40,151	278	(45)	40,384
	$254,103	$9,184	$(398)	$262,889

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

As of December 31, 2021, three asset-backed securities, four SBA pools, one corporate debt, three U.S. agencies, and one collateralized mortgage obligations make up the total debt securities in an unrealized loss position for greater than 12 months. As of December 31, 2021, eight asset backed securities, seven municipalities, three corporate debts and three U.S. agencies make up the total debt securities in a loss position for less than 12 months.

The Company recognized no gains or losses on called securities during the three- and nine-month periods ended September 30, 2022, as compared no gains or losses during the three-month period and a gain of $1,000 during nine-month period of 2021. There were no sales of available-for-sale securities during the nine-months ended September 30, 2022 and 2021.

Debt securities carried at $244,391,000 and $202,610,000 as of September 30, 2022 and December 31, 2021, respectively, were pledged to secure deposits of public funds.

NOTE 4 – LOANS

The Company’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of September 30, 2022, approximately 85% of the Company’s loans are commercial real estate loans, which include construction loans. Approximately 9% of the Company’s loans are for general commercial uses including professional, retail, and small business. Also included in the commercial and industrial loans in the table below are Paycheck Protection Program loans (as described below) totaling $5,003,000. Additionally, 4% of the Company’s loans are for residential real estate and other consumer loans. The remaining 2% are agriculture loans. Loan totals were as follows:

(in thousands)	September 30, 2022	December 31, 2021
Commercial real estate:
Commercial real estate- construction	$28,562	$25,737
Commercial real estate- mortgages	653,288	583,620
Land	8,703	3,101
Farmland	84,475	76,670
Commercial and industrial	84,989	109,554
Consumer	369	416
Consumer residential	31,871	28,439
Agriculture	19,978	32,500
Total loans	912,235	860,037

Less:
Deferred loan fees and costs, net	(1,299)	(1,452)
Allowance for loan losses	(10,997)	(10,738)
Net loans	$899,939	$847,847

Paycheck Protection Program. With the passage of the Paycheck Protection Program (“PPP”), administered by the SBA under the Coronavirus Aid, Relief and Economic Security Act (as amended, the “CARES Act”), the Company assisted its customers with applications for resources through the program. PPP loans have a two-year term if the loan was approved by the SBA prior to June 5, 2020, and loans approved after that date have a five-year term. All PPP loans earn a contractual interest rate of 1%. The Company expects that the PPP loans will ultimately be forgiven by the SBA in accordance with the terms of the program, which resulted in loan pay-offs of approximately $33 million in 2020, $282 million in 2021 and $25 million during the first nine months of 2022. As of December 31, 2020, the Company had received approvals with the SBA for 1,671 PPP loans representing approximately $244,197,000 in funding under the First Draw PPP, of which $33,375,000 was paid off by the SBA through PPP loan forgiveness, resulting in an outstanding balance of $210,822,000 as of December 31, 2020. During 2021, the Company received approvals with the SBA for 924 Second Draw PPP loans, representing approximately $100,698,000 in funding. PPP outstanding balances totaled $5,003,000 and $30,503,000 as of September 30, 2022 and December 31, 2021, respectively. As a result of funding the PPP loans, the Company received fee income that is recorded to total interest income net of deferred loan costs, through amortization over the life of the loans. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government; in addition, the Federal Reserve has indicated that unless a bank has a reason to believe that the SBA guarantee on PPP loans would be jeopardized, then no reserve would be expected on an SBA-guaranteed PPP loan. Therefore, no allowance for credit losses has been allocated by the Company for these PPP loans. Should those circumstances change, the Company could be required to establish additional allowance for credit losses through additional provision for credit loss expense charged to earnings.

COVID-19 Related Loan Payment Deferrals. The COVID-19 pandemic has negatively impacted the revenue streams of certain borrowers of the Company, and therefore, during the second half of 2020 the Company elected to allow these clients to defer payments for a term up to six months. These deferrals were specifically related to the pandemic and the resulting economic hardships. As of December 31, 2021, one borrowing relationship totaling $8,092,745 in outstanding loans experienced economic hardship related to COVID-19 during 2021 and the Bank responded by deferring principal payments, and thus converting the loans to interest-only until July 2022. As of September 30, 2022, there are no loan payment deferrals related to the COVID-19 pandemic. After an evaluation of financial stability, no specific loan loss reserve allocation was required on any of these loans at the time of deferral. In accordance with regulatory and accounting guidance applicable to these deferrals in 2021, these short-term modifications granted in response to the COVID-19 pandemic are not considered to be troubled debt restructurings.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. As of September 30, 2022, approximately 39% of the outstanding principal balance of commercial real estate loans was secured by owner-occupied properties, which is the same percentage as of December 31, 2021.

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

No loans were on non-accrual status as of September 30, 2022, December 31, 2021, and September 30, 2021.

The following table analyzes past due loans including the past due non-accrual loans in the above table, segregated by class of loans, as of September 30, 2022 (in thousands):

September 30, 2022	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	90 Days or More Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$28,562	$28,562	$0
Commercial R.E. - mortgages	0	0	0	0	653,288	653,288	0
Land	0	0	0	0	8,703	8,703	0
Farmland	0	0	0	0	84,475	84,475	0
Commercial and industrial	0	0	0	0	84,989	84,989	0
Consumer	0	0	0	0	369	369	0
Consumer residential	0	0	0	0	31,871	31,871	0
Agriculture	0	0	0	0	19,978	19,978	0
Total	$0	$0	$0	$0	$912,235	$912,235	$0

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

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. There were no impaired loans as of September 30, 2022. There was no interest income realized on impaired loans for the three- and nine-months ended September 30, 2022 and 2021.

Average recorded investment in impaired loans outstanding as of September 30, 2022 and 2021 is set forth in the following table.

(in thousands)	Average Recorded Investment for the Three Months Ended September 30,		Average Recorded Investment for the Nine Months Ended September 30,
	2022	2021	2022	2021
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	0
Commercial R.E. - mortgages	0	169	0	221
Land	0	0	0	0
Farmland	0	0	0	0
Commercial and Industrial	0	0	0	0
Consumer	0	0	0	0
Consumer residential	0	0	0	0
Agriculture	0	0	0	0
Total	$0	$169	$0	221

Impaired loans as of December 31, 2021 are set forth in the following table.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
December 31, 2021
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	0	0	0	0	0	166
Farmland	0	0	0	0	0	0
Commercial and Industrial	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$166

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

As of September 30, 2022, there was one consumer loan classified as a troubled debt restructuring with an outstanding balance of $20,000, as compared to no loans classified as troubled debt restructurings as of December 31, 2021. During the three-months ended September 30, 2022 and 2021, there were no loans that were modified to be troubled debt restructurings. During the nine months ended September 30, 2022, the $20,000 consumer loan was the only loan modified to be a troubled debt restructuring, as compared to no loans that were modified as troubled debt restructurings in the same period of 2021. The consumer loan of $20,000 was modified by extending the term of the loan. There were no loans modified as troubled debt restructurings within the previous twelve months and for which there was a payment default during the nine-month periods ended September 30, 2022 and 2021. A loan is considered to be in payment default once it is ninety days contractually past due under the modified terms.

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

As of September 30, 2022 and December 31, 2021, there are no loans that are classified with risk grades of 8- Loss.

The following table presents weighted average risk grades of the Company’s loan portfolio:

	September 30, 2022	December 31, 2021
	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.00	3.00
Commercial real estate - mortgages	3.07	3.08
Land	3.00	3.00
Farmland	3.03	3.09
Commercial and industrial	2.98	3.01
Consumer	1.91	1.81
Consumer residential	3.00	3.00
Agriculture	3.00	3.23
Total gross loans	3.05	3.07

The following table presents risk grade totals by class of loans as of September 30, 2022 and December 31, 2021. Risk grades 1 through 4(W) have been aggregated in the “Pass” line.

(in thousands)	Commercial R.E. Construction	Commercial R.E. Mortgages	Land	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

September 30, 2022
Pass	$28,562	$639,460	$8,703	$83,710	$82,379	$349	$31,838	$19,978	$894,979
Special mention	-	9,077	-	-	2,360	-	-	-	11,437
Substandard	-	4,751	-	765	250	20	33	-	5,819
Total loans	$28,562	$653,288	$8,703	$84,475	$84,989	$369	$31,871	$19,978	$912,235

December 31, 2021
Pass	$25,737	$574,774	$3,101	$75,889	$107,154	$395	$28,404	$32,500	$847,954
Special mention	-	8,846	-	-	1,647	-	-	-	10,493
Substandard	-	-	-	781	753	21	35	-	1,590
Total loans	$25,737	$583,620	$3,101	$76,670	$109,554	$416	$28,439	$32,500	$860,037

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

The following table details activity in the allowance for loan losses by portfolio segment for the three- and nine-month periods ended September 30, 2022 and 2021. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses
For the Three and Nine Months Ended September 30, 2022 and 2021

(in thousands)
Three Months Ended September 30, 2022	Commercial Real Estate	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total
Beginning balance	$9,544	$687	$6	$317	$231	$10,785
Charge-offs	0	0	(23)	0	0	(23)
Recoveries	30	0	4	1	0	35
Provision for (reversal of) loan losses	257	(25)	19	8	(59)	200
Ending balance	$9,831	$662	$6	$326	$172	$10,997

Nine Months Ended September 30, 2022
Beginning balance	$9,404	$711	$6	$327	$290	$10,738
Charge-offs	0	0	(38)	0	0	(38)
Recoveries	91	0	5	1	0	97
Provision for (reversal of) loan losses	336	(49)	33	(2)	(118)	200
Ending balance	$9,831	$662	$6	$326	$172	$10,997

Three Months Ended September 30, 2021
Beginning balance	$9,524	$1,029	$17	$314	$443	$11,327
Charge-offs	0	0	(7)	0	0	(7)
Recoveries	30	0	1	0	0	31
Provision (reversal of) for loan losses	(129)	39	5	46	39	0
Ending balance	$9,425	$1,068	$16	$360	$482	11,351

Nine Months Ended September 30, 2021
Beginning balance	$9,310	$1,079	$22	$325	$561	$11,297
Charge-offs	0	0	(15)	0	0	(15)
Recoveries	62	0	6	1	0	69
Provision (reversal of) for loan losses	53	(11)	3	34	(79)	0
Ending balance	$9,425	$1,068	$16	$360	$482	11,351

The following table details the allowance for loan losses and ending gross loan balances as of September 30, 2022 and December 31, 2021, summarized by collective and individual evaluation methods of impairment.

(in thousands)
September 30, 2022	Commercial Real Estate	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total
Allowance for loan losses for loans:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	9,831	662	6	326	172	10,997
	$9,831	$662	$6	$326	$172	$10,997

Ending gross loan balances:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	775,028	84,989	369	31,871	19,978	912,235
	$775,028	$84,989	$369	$31,871	$19,978	$912,235

December 31, 2021
Allowance for loan losses for loans:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	9,404	711	6	327	290	10,738
	$9,404	$711	$6	$327	$290	$10,738

Ending gross loan balances:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	689,128	109,554	416	28,439	32,500	860,037
	$689,128	$109,554	$416	$28,439	$32,500	$860,037

Changes in the reserve for off-balance-sheet commitments were as follows:

(in thousands)	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021

Balance, beginning of period	$475	$435	$469	$379
Provision to Operations for Off Balance Sheet Commitments	50	17	56	73
Balance, end of period	$525	$452	$525	$452

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

At September 30, 2022 and December 31, 2021, loans carried at $912,235,000 and $860,037,000, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 5 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The condensed consolidated financial statements include various estimated fair value information as of September 30, 2022 and December 31, 2021. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between levels during the three- and nine-month periods ended September 30, 2022 and 2021.

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

The estimated fair values of the Company’s financial instruments not measured at fair value as of September 30, 2022 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$445,060	$445,060	1
Restricted equity securities	5,236	5,236	2
Loans, net	899,939	847,629	3
Interest receivable	6,803	6,803	2

Financial liabilities:
Deposits	(1,830,882)	(1,829,686)	3
Interest payable	(17)	(17)	2

Off-balance-sheet liabilities:
Commitments and standby letters of credit		(2,035)	3

The estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2021 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$778,267	$778,267	1
Restricted equity securities	5,493	5,493	2
Loans, net	847,847	852,975	3
Interest receivable	4,058	4,058	2

Financial liabilities:
Deposits	(1,806,966)	(1,807,032)	3
Interest payable	(20)	(20)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,811)	3

The following table presents the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the condensed consolidated balance sheets at each respective period end, by level within the fair value hierarchy as of September 30, 2022 and December 31, 2021.

	Fair Value Measurements as of September 30, 2022 Using
(in thousands)	September 30, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$79,163	$0	$79,163	$0
Collateralized mortgage obligations	4,914	0	4,914	0
Municipalities	319,677	0	319,677	0
SBA pools	2,561	0	2,561	0
Corporate debt	42,124	0	42,124	0
Asset backed securities	61,606	0	61,606	0

Equity Securities:
Mutual fund	$2,948	$2,948	$0	$0

Assets and liabilities measured on a non-recurring basis:	N/A

	Fair Value Measurements at December 31, 2021 Using
(in thousands)	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$22,170	$0	$22,170	$0
Collateralized mortgage obligations	899	0	899	0
Municipalities	176,242	0	176,242	0
SBA pools	3,708	0	3,708	0
Corporate debt	19,486	0	19,486	0
Asset backed securities	40,384	0	40,384	0

Equity Securities:
Mutual fund	$3,391	$3,391	$0	$0

Assets and liabilities measured on a non-recurring basis:	N/A

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

There have been no significant changes in the valuation techniques during the nine-month period ended September 30, 2022.

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

The Company’s calculation of basic and diluted EPS for the three- and nine-month periods ended September 30, 2022 and 2021 are reflected in the tables below.

	THREE MONTHS ENDED
(In thousands)	SEPTEMBER 30,
	2022	2021
BASIC EARNINGS PER SHARE

Net income	$6,800	$4,554
Weighted average shares outstanding	8,173	8,148
Net income per common share	$0.83	$0.56

DILUTED EARNINGS PER SHARE

Net income	$6,800	$4,554
Weighted average shares outstanding	8,173	8,148
Effect of dilutive non-vested restricted shares	33	35
Weighted average shares of common stock and common stock equivalents	8,206	8,183
Net income per diluted common share	$0.83	$0.56

	NINE MONTHS ENDED
(In thousands)	SEPTEMBER 30,
	2022	2021
BASIC EARNINGS PER SHARE

Net income	$13,427	$12,870
Weighted average shares outstanding	8,167	8,143
Net income per common share	$1.64	$1.58

DILUTED EARNINGS PER SHARE

Net income	$13,427	$12,870
Weighted average shares outstanding	8,167	8,143
Effect of dilutive non-vested restricted shares	35	33
Weighted average shares of common stock and common stock equivalents	8,202	8,176
Net income per diluted common share	$1.64	$1.57

NOTE 7 – RISKS AND UNCERTAINTIES

The most significant impact of the coronavirus (“COVID-19”) pandemic to date on the Company’s business has been to the quality of the loan portfolio and to net interest income as short-term interest rates sharply declined in 2020. Beginning in the second quarter of 2020, the Company increased the qualitative factors used in the determination of the adequacy of the allowance for loan and lease loss in anticipation of the impact that COVID-19 will have on clients and their ability to fulfill their obligations. There is no certainty that the allowance for loan losses as of September 30, 2022 will be sufficient to absorb the losses that stem from the impact of COVID-19 on the Company’s clients. As the longer-term effects on clients from the COVID-19 pandemic become more apparent, it may be necessary to charge-off some or all of the balance on certain loans and make further provisions to increase the allowance for loan and lease losses. These potential additional provisions for loan and lease losses will have a direct impact upon capital, including the potential need to reevaluate a valuation allowance on our deferred tax asset. At this time, the Company does not expect that there would be any material impairment to the valuation of other long-lived assets, right of use assets, or our investment securities.

Increased demand for liquidity by clients is another impact that could occur should the COVID-19 effects be prolonged. As of September 30, 2022, the Company and the Bank's on-balance sheet liquidity was strong and combined with contingent liquidity resources, management believes that the Bank has sufficient resources to meet the liquidity needs of its clients.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some matters discussed in this Quarterly Report on Form 10-Q may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and therefore may involve risks, uncertainties and other factors which may cause the Company’s actual results to be materially different from the results expressed or implied by the Company’s forward-looking statements.  These statements generally appear with words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” and “expect.”  Although management believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: the credit exposure of certain loan products and other components of our business that could be impacted by the COVID-19 pandemic and changing economic conditions; changes in monetary, fiscal or tax policy to address the continuing impact of COVID-19 and changing economic conditions including interest rate policies of the Federal Reserve Board, any of which could cause us to incur additional loan losses and adversely affect our results of operations in the future; economic conditions (both generally and in the markets where the Company operates) including unemployment levels, energy prices, inflation, supply chain issues, a decline in housing prices and the risk of a recession in the United States economy; the continuing impact of the COVID-19 pandemic and changing economic conditions on our employees and customers; the success of our efforts to mitigate the impact of the COVID-19 pandemic and changing economic conditions; competition from other providers of financial services offered by the Company; changes in government regulation and legislation; changes in interest rates and interest rate fluctuations; material unforeseen changes in the financial stability and liquidity of the Company’s credit customers; risks associated with concentrations in real estate related loans; changes in accounting standards and interpretations; and other risks as may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and which may be beyond the control of the Company. Many of the foregoing risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment. The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

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

COVID-19 Impact and Outlook

The most significant impact to date of the coronavirus (“COVID-19”) pandemic on the Company’s business has been to the quality of the loan portfolio and to net interest income as short-term interest rates sharply declined in 2020. In 2020, the Company increased the qualitative factors used in the determination of the adequacy of the allowance for loan and lease loss in anticipation of the impact that COVID-19 will have on clients and their ability to fulfill their obligations. In 2021, the financial stress subsided to some degree and credit quality improved allowing the Company to reverse $635,000 in loan loss provisions. The allowance for loan losses decreased to $10,997,000 and $10,738,000 as of September 30, 2022 and December 31, 2021, respectively, as compared with $11,297,000 as of December 31, 2020. The allowance for loan losses as a percentage of total loans increased from 1.12% as of December 31, 2020 to 1.25% as of December 31, 2021 and to 1.21% as of September 30, 2022, as loan loss reserves relative to gross loans remain at acceptable levels and credit quality remains stable. The increase compared to 1.12% as of December 31, 2020 was mainly due to the loan growth during 2022 that has outpaced the provision for loan losses which is dictated by our internal credit risk model, and the decrease in outstanding PPP loans that do not require a loan loss reserve as they are guaranteed by the federal government through the SBA program.

There is no certainty that the allowance for loan losses as of September 30, 2022 will be sufficient to absorb the losses that stem from the impact of COVID-19 on the Company’s clients. As the longer-term effects on clients from the COVID-19 pandemic become more apparent, it may be necessary to charge-off some or all of the balance on certain loans and make further provisions to increase the allowance for loan and lease losses. These potential additional provisions for loan and lease losses will have a direct impact upon capital, including the potential need to reevaluate a valuation allowance on our deferred tax asset. At this time, the Company does not expect that there would be any material impairment to the valuation of other long-lived assets, right of use assets, or our investment securities.

Net interest income has already been impacted by the COVID-19 since early 2020 and certain risks still exist. Interest and fees on PPP loans are only temporary and given that $340 million of the $345 million in funded PPP loans have been forgiven as of September 30, 2022, we have seen a decrease in PPP related net interest income, compared to the prior year, which will continue to decrease as loans are forgiven and paid down.

There is potential for additional negative effects to net interest income related to the pandemic. First, interest rates declined sharply at the end of the first quarter of 2020, causing a reduction in the yield on our earning assets. Although yields have increased due to recent rate hikes starting in March 2022, we would expect a reduction in interest income if rates were to decline in an economic recession cycle. Second, if the economy worsens to the point of another economic recession, it could reduce the demand for loans and cause credit quality deterioration leading to more non-accrual loans, for which interest income is not recognized. Third, an increase in demand for liquidity by our clients could result in a decrease in deposits and force us to rely on our lines of credit, which could potentially increase our cost of funds.

Notwithstanding the foregoing, in September 2022, the Federal Open Market Committee ("FOMC") announced an increase in the federal funds rate target range by 0.75%, resulting in a range of 3.00% to 3.25%, and while uncertain, it is expected that the Federal Reserve will continue to increase interest rates in 2022 to slow the effects of economic inflation tied to the COVID-19 pandemic and the global economic environment. The Federal Reserve’s decision-making policies for short-term interest rates will continue to impact the amount of net interest income we earn in the future. Further, as of September 30, 2022, the Company and the Bank's balance sheet liquidity was strong, and when combined with contingent liquidity resources, management believes that the Bank has sufficient resources to meet the liquidity needs of its clients.

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

It is the policy of management to maintain the allowance for loan losses at a level adequate for risks inherent in the overall loan portfolio, however, the loan portfolio can be adversely affected if the State of California’s economic conditions and the real estate market in our general market area deteriorate or weaken. Additionally, further weakness of a prolonged nature in the agricultural sector or general economy would have a negative impact on the local market. The effect of such economic events, although uncertain and unpredictable at this time, could result in an increase in the levels of nonperforming loans and additional loan losses, which could adversely affect our future growth and profitability. No assurance of the level of predicted credit losses can be given with any certainty.

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

We file income tax returns in the U.S. federal jurisdiction, and the State of California. With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2017.

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

Management believes the following were important factors in the Company’s performance during the three- and nine-month periods ended September 30, 2022:

•

The Company recognized net income of $6,800,000 and $13,427,000 for the three- and nine-month periods ended September 30, 2022, respectively, as compared to $4,554,000 and $12,870,000 for the same periods in 2021. The third quarter and nine-month period net income increases were mainly due to strong growth in our loan and investment portfolios and higher yields on earning assets.

•

The Company recognized loan loss provisions of $200,000 during the three- and nine-month periods ended September 30, 2022, as compared to no provisions during the same periods of 2021. The $200,000 provision during 2022 was related to loan growth and was consistent with our internal credit risk model.

•

Net interest income increased $3,476,000 or 26.1% and $3,437,000 or 9.2% for the three- and nine-month periods ended September 30, 2022, respectively, compared to the same periods in 2021. The net interest income increase was mainly due to growth and higher yields on earning assets.

•

Non-interest income increased by 308,000 or 23.6% and $267,000 or 6.9% for the three- and nine-months ended September 30, 2022, respectively, as compared to the same periods in 2021. The increase was primarily due to fair value changes on one limited partnership equity investment.

•

Non-interest expense increased by $963,000 or 11.5% and $3,354,000 or 13.8% for the three- and nine-month periods ended September 30, 2022, respectively, as compared to the same periods in 2021. The increase in the three-month period was primarily due to staffing increases and general operating costs related to servicing the growing loan and deposit portfolios. In addition, the nine-month period increase included a reduction in deferred costs associated with funded PPP loans recorded against salary expense.

•

Total assets decreased $2,008,000 or 0.1%, total net loans increased by $52,092,000 or 6.1% and investment securities increased by $246,713,000 or 92.7% in each case from December 31, 2021 to September 30, 2022, while deposits increased by $23,916,000 or 1.3% for the same period. Consequently, cash and cash equivalent balances decreased by $333,207,000 or 42.8%. The September 30, 2022 balance sheet totals include $5.0 million in outstanding PPP loans. Total funding since commencement of the PPP loan program in 2020 was $345 million and as of September 30, 2022, we have received $340 million in forgiveness payments from the SBA.

Income Summary

For the three- and nine-month periods ended September 30, 2022, the Company recorded net income of $6,800,000 and $13,427,000, respectively, representing increases of $2,246,000 and $557,000, as compared to the same periods in 2021.  Return on average assets (annualized) was 1.35% and 0.92% for the three- and nine-months ended September 30, 2022, respectively, as compared to 1.00% and 1.01% for the same periods in 2021.  Annualized return on average common equity was 21.96% and 13.79% for the three- and nine-months ended September 30, 2022, respectively, as compared to 13.01% and 12.74% for the same periods in 2021. Net income before provisions for income taxes increased by $2,621,000 and $150,000 for the three- and nine-month periods ended September 30, 2022, respectively, from the same periods in 2021.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

(In thousands)	Effect on Pre-Tax Income	Effect on Pre-Tax Income
	Increase (Decrease)	Increase (Decrease)
	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Change from 2021 to 2022 in:
Net interest income	$3,476	$3,437
Provision for loan losses	(200)	(200)
Non-interest income	308	267
Non-interest expense	(963)	(3,354)
Change in net income before income taxes	$2,621	$150

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three- and nine-month periods ended September 30, 2022, net interest income was $16,772,000 and $40,963,000, respectively, which represents an increase of $3,476,000 or 26.1% and $3,437,000 or 9.2%, from the comparable periods in 2021. The increase was due to earning asset growth within our loan and investment portfolios, as compared to the comparable 2021 periods. In addition, the FOMC rate increases that began in March 2022 have had a positive impact on earning asset yields. The year-to-date net interest income increase includes a reduction in interest and fees on PPP loans from $7,472,000 during the first nine months of 2021 to $881,000 during the same period of 2022.

The net interest margin (net interest income as a percentage of average interest earning assets) was 3.61% and 3.05% for the three- and nine-month periods ended September 30, 2022, respectively, as compared to 3.17% and 3.22% for the same periods in 2021. The year-to-date decrease in net interest margin is primarily due to the decrease in PPP loan interest and fees, and strong deposit growth resulting in high levels of lower-yielding cash equivalent balances. The earning asset yield increased by 45 basis points for the three-month period and decreased by 19 basis points for the nine-month period ended September 30, 2022, as compared to the same periods of 2021. The upward trend during the third quarter was due to the deployment of lower yielding cash equivalent balances into the loan and investment security portfolios and the positive impact of the recent FOMC rate increases.

The cost of funds on interest-bearing liabilities was unchanged for the three-month period and decreased by 2 basis points for the nine-month period of 2022, as compared to the same periods in 2021. The Company continues to recognize strong core deposit growth as evidenced by the increase in average non-interest-bearing demand deposit balances of $52.4 million, for the nine-month period ended September 30, 2022, as compared to the same period of 2021. Deposit balances were bolstered by funded PPP loans during the first quarter of 2021, as the funded amounts were credited directly to the borrowers’ deposit accounts.

The following tables show the relative impact of changes in average balances of interest earning assets and interest-bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three- and nine-month periods ended September 30, 2022 and 2021:

Net Interest Analysis

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)
Assets:
Earning assets:
Gross loans (1) (2)	$904,322	$9,977	4.38%	$908,666	$12,003	5.24%
Investment securities (2)	540,727	4,840	3.55%	229,831	1,583	2.73%
Federal funds sold	15,508	87	2.23%	38,896	13	0.13%
Interest-earning deposits	455,055	2,832	2.47%	521,117	205	0.16%
Total interest-earning assets	1,915,612	17,736	3.67%	1,698,510	13,804	3.22%
Total noninterest earning assets	78,336			114,257
Total Assets	1,993,948			1,812,767
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	498,151	118	0.09%	396,837	107	0.11%
Money market deposits	427,792	126	0.12%	366,955	94	0.10%
Savings deposits	172,476	21	0.05%	145,003	17	0.05%
Time deposits $250,000 and under	21,529	14	0.26	22,012	15	0.27%
Time deposits over $250,000	18,063	12	0.26%	17,171	14	0.32%
Total interest-bearing liabilities	1,138,011	291	0.10%	947,978	247	0.10%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	708,416			709,627
Other liabilities	24,642			16,317
Total noninterest-bearing liabilities	733,058			725,944
Shareholders' equity	122,879			138,845
Total liabilities and shareholders' equity	$1,993,948			$1,812,767
Net interest income		$17,445			$13,557
Net interest spread (3)			3.57%			3.12%
Net interest margin (4)			3.61%			3.17%

______________________________________

(1)  Loan fees have been included in the calculation of interest income.

(2) Yields and interest income on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

(5) Annual interest rates are computed by dividing the interest income/expense by the number of days in the period multiplied by 365.

	Nine months ended			Nine months ended
	September 30, 2022			September 30, 2021
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)
Assets:
Earning assets:
Gross loans (1) (2)	$879,303	$28,556	4.34%	$974,744	$34,095	4.68%
Investment securities (2)	438,703	10,681	3.26%	220,135	4,569	2.77%
Federal funds sold	20,035	143	0.95%	34,562	26	0.10%
Interest-earning deposits	526,654	3,895	0.99%	358,326	330	0.12%
Total interest-earning assets	1,864,695	43,275	3.10%	1,587,767	39,020	3.29%
Total noninterest earning assets	91,829			109,932
Total assets	1,956,524			1,697,699
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	473,748	302	0.09%	368,429	331	0.12%
Money market deposits	418,614	335	0.11%	346,888	275	0.11%
Savings deposits	167,222	61	0.05%	137,088	50	0.05%
Time deposits $250,000 and under	21,750	43	0.26%	16,967	45	0.35%
Time deposits over $250,000	18,250	36	0.26%	21,878	42	0.26%
Other Borrowings	0	0	0.00%	0	0	0.00%
Total interest-bearing liabilities	1,099,584	777	0.09%	891,250	743	0.11%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	708,573			656,184
Other liabilities	18,179			15,168
Total noninterest-bearing liabilities	726,752			671,352
Shareholders' equity	130,188			135,097
Total liabilities and shareholders' equity	$1,956,524			$1,697,699
Net interest income		$42,498			$38,277
Net interest spread (3)			3.01%			3.17%
Net interest margin (4)			3.05%			3.22%

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

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest-bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three- and nine-month periods ended September 30, 2022 and 2021.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

	For the Three Months Ended
	September 30, 2022 Compared to September 30, 2021
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$(57)	$(1,969)	$(2,026)
Investment securities (2)	2,141	1,116	3,257
Federal funds sold	(8)	82	74
Interest-earning deposits	(26)	2,653	2,627
Total interest income	$2,050	$1,882	$3,932

Interest expense:
Interest-earning DDA	27	(16)	11
Money market deposits	16	16	32
Savings deposits	3	1	4
Time deposits $250,000 and under	0	(1)	(1)
Time deposits over $250,000	1	(3)	(2)
Total interest expense	$47	$(3)	$44

Change in net interest income	$2,003	$1,885	$3,888

__________________________________

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

The table above reflects an increase of $2,003,000 in net interest income due to changes in volume combined with the overall change in mix of balances and strong earning asset growth during the third quarter of 2022, as compared to the same period of 2021. Changes in earning asset yields and rates on interest-bearing liabilities resulted in an increase of $1,885,000 to net interest income, over the same period. This increase was mainly due to the positive impact of recent FOMC rate increases on our earning asset yields, and investment security purchases with yields higher than our existing portfolio.

	For the Nine Months Ended September 30,
	2022 Compared to September 30, 2021
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$(3,338)	$(2,201)	$(5,539)
Investment securities (2)	4,536	1,576	6,112
Federal funds sold	(11)	128	117
Interest-earning deposits	156	3,409	3,565
Total interest income	$1,343	$2,912	$4,255

Interest expense:
Interest-earning DDA	$95	$(124)	$(29)
Money market deposits	57	3	60
Savings deposits	11	0	11
Time deposits $250,000 and under	13	(15)	(2)
Time deposits over $250,000	(7)	1	(6)
Total interest expense	$169	$(135)	$34

Change in net interest income	$1,174	$3,047	$4,221

The table above reflects an increase of $1,174,000 in net interest income due to changes in volume combined with the overall change in mix of balances during the first nine months of 2022 as compared to the same period of 2021. The increase in net interest income was due to higher average balances in investment security portfolio, which was partially offset by a decrease in PPP loan balances in 2022 compared to the same period of 2021. Changes in earning asset yields and rates on interest-bearing liabilities resulted in an increase of $3,047,000 to net interest income, over the same period. This increase was mainly due to the rising yields of interest-earning deposits and investment securities, which was offset partially by the decline in PPP loan fees.

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

The Company recorded loan loss provisions of $200,000 during the three- and nine-months ended September 30, 2022, as compared to no provisions during the same periods of 2021. The $200,000 recorded during the third quarter of 2022 was consistent with the output of our internal credit risk model, and was mainly due to loan growth throughout 2022, as credit quality remained strong with non-accrual loans remaining at a zero balance throughout the quarter ending September 30, 2022. Qualitative risk factor adjustments of approximately $1.6 million were made to the allowance for loan loss reserve during 2020 related to the impact of the COVID-19 pandemic. Management reviewed the qualitative factors within the allowance for loan loss calculation and determined that a macro-economic adjustment was necessary to account for the potential negative impact of the financial strain that is being experienced by certain borrowers. Economic conditions and the financial stability of certain borrowers impacted by the pandemic have improved since 2020, resulting in a reduction of the qualitative risk factor adjustment to $1.1 million as of September 30, 2022. Management will continue to closely monitor the economic impacts to our loan portfolio and may need to make further qualitative adjustments depending on the severity and longevity of the COVID-19 pandemic as well as other factors that may impact the economy and the financial condition of our borrowers.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three- and nine-month periods ended September 30, 2022, non-interest income was $1,611,000 and $4,150,000, respectively, representing increases of $308,000 or 23.6% and $267,000 or 6.9%, compared to the same periods in 2021.

The following tables show the major components of non-interest income:

(in thousands)	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
Service charges on deposits	$407	$320	$87	27.2%
Debit card transaction fee income	441	442	(1)	-0.2%
Earnings on cash surrender value of life insurance	189	183	6	3.3%
Mortgage commissions	17	52	(35)	-67.3%
Gains on calls of available-for-sale securities	0	0	0	0.0%
Other income	557	306	251	82.0%
Total non-interest income	$1,611	$1,303	$308	23.6%

(in thousands)	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Service charges on deposits	$1,192	$939	$253	26.9%
Debit card transaction fee income	1,303	1,250	53	4.2%
Earnings on cash surrender value of life insurance	559	531	28	5.3%
Mortgage commissions	72	136	(64)	-47.1%
Gains on calls of available-for-sale securities	0	1	(1)	-100.0%
Other income	1,024	1,026	(2)	-0.2%
Total non-interest income	$4,150	$3,883	$267	6.9%

Service charges on deposits increased by $87,000 and $253,000 for the three- and nine-months ended September 30, 2022, respectively, compared to the same periods in 2021. The increase was due to strong growth of our core customer base, which resulted in higher service fee and overdraft fee income related to servicing deposit accounts.

Debit card transaction fee income decreased by $1,000 and increased by $53,000 for the three- and nine-months ended September 30, 2022, respectively, compared to the same periods in 2021. The year-to-date increase during 2022 is attributable to an increase in the number of transaction deposit accounts and shifts in business and consumer spending patterns to electronic payment methods beginning in 2020, amid the COVID-19 pandemic.

Earnings on cash surrender value of life insurance increased by $6,000 and $28,000 for the three- and nine-months ended September 30, 2022, respectively, compared to the same periods in 2021, corresponding to the purchase of new life insurance policies on certain directors and officers during the second quarter of 2021, and higher yields earned in 2022.

Mortgage commissions decreased by $35,000 and $64,000 for the three- and nine-months ended September 30, 2022, respectively, as compared to the same periods of 2021, as the demand for home purchases and refinancing has decreased from last year due in part to higher interest rates.

Other income increased by $251,000 and decreased by $2,000 for the three- and nine-month periods ended September 30, 2022, respectively, as compared to the same periods of 2021, mainly due to a fair value gain of $274,000 on one limited partnership equity investment that was recorded during the third quarter. The year-to-date totals were offset by a fair value loss recorded on one equity security.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

(in thousands)	For the Three Months Ended September 30,
	2022	2021	$ Change	% Change
Salaries and employee benefits	$5,750	$5,205	$545	10.5%
Occupancy expenses	1,063	989	74	7.5%
Data processing fees	590	526	64	12.2%
Regulatory assessments (FDIC & DFPI)	219	141	78	55.3%
Other operating expenses	1,748	1,546	202	13.1%
Total non-interest expense	$9,370	$8,407	$963	11.5%

(in thousands)	For the Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Salaries and employee benefits	$17,084	$15,000	$2,084	13.9%
Occupancy expenses	3,089	2,940	149	5.1%
Data processing fees	1,737	1,551	186	12.0%
Regulatory assessments (FDIC & DFPI)	741	390	351	90.0%
Other operating expenses	5,045	4,461	584	13.1%
Total non-interest expense	$27,696	$24,342	$3,354	13.8%

Non-interest expenses increased by $963,000 or 11.5% and $3,354,000 or 13.8% for the three- and nine-months ended September 30, 2022, respectively, as compared to the same periods of 2021.  Salaries and employee benefits increased $545,000 and $2,084,000 for the three- and nine-months ended September 30, 2022, respectively, as compared to the same periods of 2021. The increase in the three-month period is due to additional staffing expense required to support the continued loan and deposit growth. Additionally, the nine-month period increase is offset by a decrease in deferred cost adjustments on funded PPP loans that are recorded against salary expense.

Occupancy expenses increased by $74,000 and $149,000 for the three- and nine-months ended September 30, 2022, respectively, as compared to the same periods of 2021, mainly due to rent expense and general operating costs related to branch facilities.

Data processing fees increased by $64,000 and $186,000 for the three- and nine-month periods ended September 30, 2022, as compared to the same periods of 2021, primarily due to servicing costs on the growing number of loan and deposit accounts.

Federal Deposit Insurance Corporation (“FDIC”) and California Department of Financial Protection and Innovation (“DFPI”) regulatory assessments increased by $78,000 and $351,000 for the three- and nine-months ended September 30, 2022, respectively, as compared to the same periods in 2021, mainly due to substantial increases in our deposit balances.  The initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC and the Company’s risk profile has remained at stable levels but there were modest increases in the assessment rate during 2021 and 2022 related to normal business cycles. The assessment rate remains at a relatively low level due to our strong credit quality, earnings and risk-based capital ratios. Management recognizes that assessments could increase further depending on deposit growth throughout the remainder of 2022, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis.

Other expense increased by $202,000 and $584,000 for the three- and nine-months ended September 30, 2022, respectively, as compared to the same periods in 2021, due to increases in a variety of general operating expenses, which is expected given the expansion of the Company’s business portfolios.

Management anticipates that non-interest expense will continue to increase as the Company continues to grow.  However, management remains committed to cost-control and efficiency, and expects to keep these increases to a minimum relative to growth.

Income Taxes

The Company recorded provisions for income taxes of $2,013,000 and $3,790,000 for the three- and nine-month periods ended September 30, 2022, respectively, representing an increase of $375,000 and a decrease of $407,000 compared to the provisions recorded in the comparable periods of 2021. The effective income tax rate on income from continuing operations was 22.8% and 22.0% for the three- and nine-months ended September 30, 2022, respectively, compared to 26.5% and 24.6% for the comparable periods of 2021. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, bank owned life insurance and certain tax-exempt loans). The disparity between the effective tax rates for the year-to-date period of 2022 as compared to 2021 is primarily due to tax credits from low-income housing projects as well as tax free-income on municipal securities and loans that comprised a larger proportion of pre-tax income in 2022 as compared to 2021.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, implements a new 15% corporate alternative minimum tax for certain large corporations, a 1% excise tax on stock buybacks, and several tax incentives to promote clean energy and climate initiatives. These provisions are effective beginning January 1, 2023. Based on its current analysis of the provisions, the Company does not expect this legislation to have a material impact on its consolidated financial statements.

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

Non-accrual loans totaled $0 as of September 30, 2022 and December 31, 2021.  As of September 30, 2022 there was one consumer loan totaling $20,000 classified as a troubled debt restructuring that was modified by extending the term during the first quarter of 2022. As of December 31, 2021, the Company did not have any loans classified as troubled debt restructurings.

OREO as December 31, 2021 consisted of one property, a residential land property acquired through foreclosure that was written down to a zero balance because the public utilities have not been obtainable, therefore, rendering these land lots unmarketable at this time. During the second quarter of 2022, that property was sold for the amount of property taxes owed to the county, therefore, we received no sales proceeds on the sale. Except for this transaction, there were no sales, acquisitions or fair value adjustments of OREO properties during the nine-months ended September 30, 2022 and 2021.

The following table presents information about the Bank’s non-performing assets, including asset quality ratios as of September 30, 2022 and December 31, 2021:

Non-Performing Assets

(in thousands)	September 30,	December 31,
	2022	2021
Loans in non-accrual status	$0	$0
Loans past due 90 days or more and accruing	0	0
Total non-performing loans	0	0
Other real estate owned	0	0
Total non-performing assets	$0	$0

Allowance for loan losses	$10,997	$10,738

Asset quality ratios:
Non-performing assets to total assets	0.00%	0.00%
Non-performing loans to total loans	0.00%	0.00%
Allowance for loan losses to total loans	1.21%	1.25%
Allowance for loan losses to total non-performing loans	NA	NA

Non-performing assets remained at $0 as of September 30, 2022 and December 31, 2021, due to strong credit quality within our loan portfolio.

Allowance for Loan and Lease Losses

Due to credit risk inherent in the lending business, the Company routinely sets aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges for the outstanding loan portfolio have been credited to the allowance for loan losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company recorded loan loss provisions of $200,000 during the three- and nine-months ended September 30, 2022, as compared to no provisions recorded during the same periods of 2021.

Provisions of approximately $1.6 million were made in 2020 to adjust for the impact of the COVID-19 pandemic. Management reviewed the qualitative factors within the allowance for loan loss calculation and determined that a macro-economic adjustment was necessary to account for the potential negative impact of the financial strain that is being experienced by certain borrowers. Economic conditions and the financial stability of certain borrowers impacted by the pandemic have improved since 2020, resulting in a reduction of the qualitative risk factor adjustment to $1.1 million as of September 30, 2022. Management will continue to closely monitor the economic impacts to our loan portfolio and may need to make further qualitative adjustments depending on the severity and longevity of the COVID-19 pandemic.

The allowance for loan losses increased by $259,000 to $10,997,000 as of September 30, 2022, as compared to $10,738,000 as of December 31, 2021, due to the $200,000 loan loss provisions and net loan recoveries of $59,000 during the first nine months of 2022. These factors combined with the increase in the gross loan balance resulted in a decrease in the allowance for loan losses as a percentage of total loans to 1.21% as of September 30, 2022 from 1.25% as of December 31, 2021. PPP loan balances, which do not require a loan loss reserve as they are guaranteed by the federal government through the SBA program, have had an impact on the loan loss reserve percentage, as the balances have been paid down to $5.0 million outstanding as of September 30, 2022.

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

Although management believes the allowance as of September 30, 2022 was adequate to absorb probable losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on the Company’s service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of September 30, 2022, and December 31, 2021, the Company had $445,060,000 and $778,267,000, respectively, in cash and cash equivalents.

Investment Securities

Management of the investment securities portfolio focuses on providing an adequate level of liquidity and establishing an interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk. Investment securities that the Company intends to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale or equity securities.  Currently, all of the investment securities are classified as available-for-sale except for one mutual fund classified as an equity security with a carrying value of $2,948,000 as of September 30, 2022. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. The carrying values of equity securities are adjusted for unrealized gains or losses through noninterest income in the consolidated statement of income.

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

Deposits

Total deposits as of September 30, 2022 were $1,830,882,000, a $23,916,000 or 1.3% increase from the deposit total of $1,806,966,000 as of December 31, 2021.  Average deposits increased by $260,723,000 to $1,808,157,000 for the nine-month period ended September 30, 2022 as compared to the same period in 2021. Management believes the Company attracted deposits due to the safety and soundness of the Bank and our focus on customer service.

Deposits Outstanding

	September 30,	December 31,	Nine Month Change
(in thousands)	2022	2021	$	%

Demand	$1,205,671	$1,210,153	$(4,482)	(0.4%)
MMDA	415,672	401,072	14,600	3.6%
Savings	170,894	155,231	15,663	10.1%
Time < $250K	21,318	21,948	(630)	(2.9%)
Time > $250K	17,327	18,562	(1,235)	(6.7%)
	$1,830,882	$1,806,966	$23,916	1.3%

Because the Company’s client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Five clients carry deposit balances of more than 1% of total deposits, but none had a deposit balance of more than 3% of total deposits as of September 30, 2022. Management believes that the Company’s funding concentration risk is not significant and is mitigated by the ample sources of funds the Bank has access to.

Since the deposit growth strategy emphasizes core deposit growth, the Company has avoided relying on brokered deposits as a consistent source of funds. The Company had no brokered deposits as of September 30, 2022 and December 31, 2021.

Borrowings

Although deposits are the primary source of funds for lending and investment activities and for general business purposes, the Company may obtain advances from the Federal Home Loan Bank (“FHLB”) as an alternative to retail deposit funds. As of September 30, 2022 and December 31, 2021, there were no outstanding FHLB advances or borrowings of any kind, as the Company continues to rely on deposit growth as its primary source of funding. See “Liquidity Management” below for the details on the FHLB borrowings program.

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

The following tables present a comparison of our actual capital ratios to the minimum required ratios as of the dates indicated:

(in thousands)			Regulatory
	Actual		Minimum
Capital ratios for Bank:	Amount	Ratio	Amount	Ratio

As of September 30, 2022
Total capital (to Risk- Weighted Assets)	$155,457	11.8%	$138,040	>10.5%
Tier I capital (to Risk- Weighted Assets)	$143,935	11.0%	$111,747	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$143,935	11.0%	$92,027	>7.0%
Tier I capital (to Average Assets)	$143,935	7.1%	$80,830	>4.0%

As of December 31, 2021
Total capital (to Risk- Weighted Assets)	$143,871	13.6%	$110,780	>10.5%
Tier I capital (to Risk- Weighted Assets)	$132,664	12.6%	$89,679	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$132,664	12.6%	$73,853	>7.0%
Tier I capital (to Average Assets)	$132,664	7.00%	$76,310	>4.0%

Capital ratios for the Company:

As of September 30, 2022
Total capital (to Risk- Weighted Assets)	$155,673	11.8%	$138,049	>10.5%
Tier I capital (to Risk- Weighted Assets)	$144,151	11.0%	$111,754	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$144,151	11.0%	$92,033	>7.0%
Tier I capital (to Average Assets)	$144,151	7.1%	$80,832	>4.0%

As of December 31, 2021
Total capital (to Risk- Weighted Assets)	$143,984	13.7%	$110,784	>10.5%
Tier I capital (to Risk- Weighted Assets)	$132,777	12.6%	$89,683	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$132,777	12.6%	$73,856	>7.0%
Tier I capital (to Average Assets)	$132,777	7.0%	$76,313	>4.0%

Liquidity and Capital Resources

Material Cash Commitments

The following tables summarizes short- and long-term material cash requirements as of September 30, 2022, which we believe that we will be able to fund these obligations through cash generated from our operations and available alternative sources of funds (dollars in thousands):

	Less than 1 year	More than 1 year	Total
Operating lease obligations	$1,203	$5,191	$6,394
Supplemental retirement plans	122	5,234	5,356
Time deposit maturities	27,891	10,754	38,645
Total	$29,216	$21,179	$50,395

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

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, the Company maintains a portion of funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. The Company obtains funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings. The Company’s primary use of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common stockholders. The Company’s liquid assets as of September 30, 2022 were $744.0 million compared to $858.2 million as of December 31, 2021.  The Company’s liquidity level measured as the percentage of liquid assets to total assets was 37.9% as of September 30, 2022, compared to 43.7% as of December 31, 2021. Liquid assets decreased during the first nine months of 2022, mainly due to strong growth in the loan and investment portfolios, resulting in lower levels of cash. Management anticipates that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for operating, investing and financing needs and regulatory liquidity requirements for at least the next twelve months. Management monitors the Company’s liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, the Company relies on advances from the FHLB to supplement the supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of the loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of September 30, 2022, the Company’s borrowing capacity from the FHLB was approximately $325 million and there were no outstanding advances. The Company also maintains 2 lines of credit with correspondent banks to purchase up to $70 million in federal funds, for which there were no advances as of September 30, 2022.

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

As of September 30, 2022 and December 31, 2021, the Company had commitments to extend credit of $203.5 million and $181.1 million, respectively, which includes obligations under letters of credit of $3.2 million and $3.3 million, respectively.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For qualitative and quantitative disclosures about market risk, please see the sections entitled “Market Risk” and “Interest Rate Management” in Item 7 of the Company’s 2021 Annual Report on Form 10-K. As of September 30, 2022, the Company’s exposures to market risk have not changed materially since December 31, 2021. We will continue to monitor our exposures to market risk in light of the COVID-19 pandemic.

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

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the Evaluation Date. We have not experienced any significant impact to our internal controls over financial reporting related to the COVID-19 pandemic. All of our employees that were working remotely have returned to the office, but the design of our processes and controls allow for remote execution with accessibility to secure data if the need arises again in the future. We are continually monitoring and assessing the COVID-19 situation to minimize the impact, if any, on the design and operating effectiveness on our internal controls.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates its exposure to these claims and proceedings individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is estimable and the loss is probable.

There are no pending, or to management's knowledge, any threatened, material legal proceedings to which the Company is a party, or to which any of the Company’s properties are subject. There are no material legal proceedings to which any director, any nominee for election as a director, any executive officer, or any associate of any such director, nominee or officer is a party adverse to the Company.

Item 1A.	Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 31, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Exhibit Description

3.1	Articles of Incorporation of Oak Valley Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on July 31, 2008).
3.2	First Amendment to Articles of Incorporation of Oak Valley Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q filed on July 31, 2008).
3.3	Bylaws, as amended and restated on June 21, 2022 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 12, 2022).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets at September 30, 2022 (Unaudited) and December 31, 2021, (ii) Condensed Consolidated Statements of Income for the three- and nine-month periods ended September 30, 2022 and September 30, 2021 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three- and nine-month periods ended September 30, 2022 and September 30, 2021 (Unaudited), (iv) Condensed Consolidated Statements of Changes of Shareholders’ Equity for the three- and nine-month periods ended September 30, 2022 and September 30, 2021 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2022 and September 30, 2021 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oak Valley Bancorp
Date: November 14, 2022	By:	/s/ JEFFREY A. GALL
Jeffrey A. Gall
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)