Form 10-K
period 2022-12-31
Oak Valley Bancorp
filed 2023-03-29
CIK 1431567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☐

If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

As of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of $17.20 per share of the registrant’s common stock as reported by the Nasdaq, was approximately $115 million. As of February 28, 2023, there were 8,281,783 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders will be filed with the Commission within 120 days after the end of the Registrant’s 2022 fiscal year end and are incorporated by reference into Part III of this report.

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

We have based these forward-looking statements on our current expectations and projections about future events and trends. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, that are difficult to predict the impact on our business, results of operations and financial condition, including those listed in this “Special Note Regarding Forward-Looking Statements,” and those described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: the credit exposure of certain loan products and other components of our business that could be impacted by changing economic conditions; changes in monetary, fiscal or tax policy to address changing economic conditions including interest rate policies of the Federal Reserve Board, any of which could cause us to incur additional loan losses and adversely affect our results of operations in the future; economic conditions (both generally and in the markets where the Company operates) including unemployment levels, energy prices, inflation, supply chain issues, a decline in housing prices and the risk of a recession in the United States economy; the impact of changing economic conditions on our employees and customers; competition from other providers of financial services offered by the Company; changes in government regulation and legislation; changes in interest rates and interest rate fluctuations; material unforeseen changes in the financial stability and liquidity of the Company’s credit customers; risks associated with concentrations in real estate related loans; changes in accounting standards and interpretations; and other risks as may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and which may be beyond the control of the Company. For additional information on factors that could materially influence forward-looking statements included in this Annual Report, see the risk factors set forth under “Part I—Item 1A. Risk Factors.” You should carefully consider the factors discussed above, and in our Risk Factors or other disclosures, in evaluating these forward-looking statements.

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

PART I

ITEM 1.  BUSINESS OF OAK VALLEY BANCORP

Overview of the Business

Oak Valley Bancorp. Oak Valley Bancorp (the “Company”) serves as the parent bank holding company of Oak Valley Community Bank (the “Bank”), a California state-chartered bank. The Bank and the Company may be generally referred to as “we”, “us” or “our”). The Company was incorporated under the laws of the State of California on May 31, 1990, and began operations in Oakdale, California on May 28, 1991.

The Company’s only assets are the outstanding capital stock of the Bank, which the Company wholly owns, cash and income tax benefits receivable classified as other assets.

Oak Valley Community Bank. The Bank commenced operations in May 1991.  The Bank is an insured bank under the Federal Deposit Insurance Act and is a member of the Federal Reserve.  The Bank is subject to regulation, supervision and regular examination by the California Department of Financial Protection and Innovation (“DFPI”), the Federal Deposit Insurance Commission (“FDIC”) and the Federal Reserve Board (“FRB”). Since its formation, the Bank has provided basic banking services to individuals and business enterprises in Oakdale, California and the surrounding areas. The focus of the Bank is to offer a range of commercial banking services designed for both individuals and small to medium-sized businesses in the two main areas of service of the Bank: the Central Valley and the Eastern Sierras.

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

Expansion

Branch Expansion.    Since opening the doors of our main Oakdale branch in 1991, our network of branches have been expanded geographically. As of December 31, 2022, we maintained eighteen full-service branch offices (in addition to our corporate headquarters) located in the cities of Oakdale, Sonora, Modesto, Bridgeport, Mammoth Lakes, Bishop, Escalon, Patterson, Turlock, Ripon, Stockton, Manteca, Tracy, Sacramento, and Roseville in California. We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as demand dictates and resources permit.

Business Segments

Management has determined that because all of the banking products and services offered by the Company are available in each branch of the Bank, all branches are located within the same economic environment, and management does not allocate resources based on the performance of different lending or transaction activities, it is appropriate to aggregate the Bank branches and report them as a single operating segment.  No customer accounts for more than 10 percent of revenues for the Company or the Bank.

Primary Market Area

We conduct business from our main office in Oakdale, a city of approximately 23,500 residents located in Stanislaus County, California. Oakdale is approximately 15 miles from Modesto and sits at the foothills of the Sierra Nevada Mountains, at the edge of the California Central Valley agricultural area.  Through our branches, we serve customers in the Central Valley, from Fresno to Sacramento, and in foothill locations. We also reach into the Highway 395 corridor in the Eastern Sierras and in the towns of Bishop, Mammoth and Bridgeport.  Approximately 98% of our loans and 90% of our deposits are generated from the Central Valley. The Central Valley area includes Stanislaus, San Joaquin, Tuolumne, Sacramento, and Placer counties and has a total population of over 5 million.

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

We grant individual lending authority to our Chief Executive Officer, Chief Credit Officer, Credit Administrator and to certain department managers and loan officers. Our highest management lending authority, known as Joint Authority, includes all amounts above the individual officer loan authority limits and below the Senior Loan Committee limits of: $5,000,000 for real estate secured loans, $2,500,000 for loans secured by collateral other than real estate and cash, $1,500,000 for unsecured loans, or when the borrower’s aggregate total outstanding commitment exceeds $5,000,000. These loans require joint approval from two of the following officers: Chief Executive Officer, President, Chief Credit Officer, Senior Lending Officer or Credit Administrator.

As of December 31, 2022, the Bank’s authorized legal lending limits were $19.9 million for unsecured loans plus an additional $13.3 million for specific secured loans. Legal lending limits are calculated in conformance with California law, which prohibits a bank from lending to any one individual or entity or its related interests an aggregate amount which exceeds 15% of primary capital plus the allowance for loan losses on an unsecured basis, plus an additional 10% on a secured basis. The Bank’s primary capital plus allowance for loan losses as of December 31, 2022 totaled $132.9 million.

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

Real Estate Loans.    We offer commercial real estate loans to finance the acquisition of new or the refinancing of existing commercial properties, such as office buildings, industrial buildings, warehouses, hotels, shopping centers, automotive industry facilities and multiple dwellings. As of December 31, 2022, consumer and commercial real estate loans constituted 89% of our loan portfolio, of which 96% were commercial real estate loans.

Commercial real estate loans typically have 10-year maturities with up to 25-year amortization of principal and interest and loan-to-value ratios of not more than 75% of the appraised value or purchase price, whichever is lower. We usually impose a prepayment penalty during the period within 3 to 5 years of the date of the loan.

Construction loans are comprised of loans on commercial, residential and income-producing properties that generally have terms of 1 year, with options to extend for additional periods to complete construction and to accommodate the lease-up period. We usually require 15% equity capital investment by the developer and loan-to-value ratios of not more than 75% of anticipated completion value.

Mini-perm loans finance the purchase and/or ownership of commercial properties, including owner-occupied and income-producing properties. We also offer mini-perm loans as take-out financing with our construction loans. Mini-perm loans are generally made with an amortization schedule ranging from 20 to 25 years, with a lump sum balloon payment due in 3 to 5 years.

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

As of December 31, 2022, the aggregate loan-to-value of the entire commercial real estate portfolio was 47.3%, based on the most recent appraisals as of the time of origination or renewal. Historical data suggests that the Bank continues to maintain strong loan-to-value which has served as a cushion against precipitous reductions in real estate values during economic downturns. Non-owner occupied commercial real estate comprises 62.6% of the Bank’s total commercial real estate commitments, as of December 31, 2022. The loan-to-value on the non-owner occupied CRE segment was 48.1%, as of December 31, 2022. The highest concentration by product type is CRE Office, which comprised 24.8% of total CRE loan commitments, as of December 31, 2022.

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

Small Business Administration Lending Services.    Small Business Administration (“SBA”) lending, forms an important part of our business. Our SBA lending service places an emphasis on minority-owned businesses. Our SBA market area includes the geographic areas encompassed by our full-service banking offices in the California Central Valley and in the Eastern Sierra. As an SBA lender, we enable borrowers to obtain SBA loans in order to acquire new businesses, expand existing businesses, and acquire locations in which to do business. We also participated in the SBA’s Paycheck Protection Program (“PPP”) established in 2020 to provide economic assistance to small businesses during the COVID-19 pandemic.

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

We offer a variety of accounts for depositors, which are designed to attract both short-term and long-term deposits. These accounts include certificates of deposit (“CDs”), regular savings accounts, money market accounts, checking accounts, savings accounts, health savings accounts and individual retirement accounts. These accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. As needs arise, we augment these customer deposits with brokered deposits. The more significant deposit accounts offered by us are described below:

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

As a member of the Federal Home Loan Bank system, we are required to invest in Federal Home Loan Bank stock based on a predetermined formula. Federal Home Loan Bank stock is a restricted equity security that can only be sold to other Federal Home Loan Bank members or redeemed by the Federal Home Loan Bank. As of December 31, 2022, we owned $4,482,000 in FHLB stock.

Advances from the Federal Home Loan Bank are typically secured by our entire real estate loan portfolio, which includes residential and commercial loans.  As of December 31, 2022, our borrowing limit with the Federal Home Loan Bank was approximately $322 million.

Internet and Mobile Banking

We offer Internet banking services, which allows our customers to access their deposit accounts through the Internet. Customers are able to obtain transaction history and account information, transfer funds between accounts, make person-to-person payments and make online bill payments. We intend to improve and develop our Internet banking products and delivery channels as the need arises and our resources permit. Mobile Banking offers many of the same services as internet banking but also includes mobile check deposit.

Other Services

We offer ATMs located at branch offices, and customer access to an ATM network. Additionally, we offer remote deposit capture service to allow commercial deposit customers the convenience of scanning check deposits for quicker access to deposited funds.

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

Competition

Regional Branch Competition.    We consider our primary service area to be composed of the counties of San Joaquin, Stanislaus, Tuolumne, Sacramento, Placer, Inyo and Mono Counties, of California.  The banking business in California generally, and in our primary service area, specifically, is competitive with respect to both loans and deposits and is dominated by a relatively small number of major banks, which have many offices operating over wide geographic areas.  These include Wells Fargo Bank, Bank of America, JP Morgan Chase Bank and Bank of the West. We compete for deposits and loans principally with these banks, as well as with savings and loan associations, thrift and loan associations, credit unions, mortgage companies, insurance companies, offerors of money market accounts and other lending institutions.

Among the advantages of these institutions are their ability to finance extensive advertising campaigns and to allocate their investment assets to regions of highest yield and demand, their ability to offer certain services, such as international banking and trust services, which are not offered directly by the Company and, the ability by virtue of their greater total capitalization, to have substantially higher lending limits than we do.   In addition, as a result of increased consolidation and the passage of interstate banking legislation, there is and will continue to be increased competition among banks, savings and loan associations and credit unions for the deposit and loan business of individuals and businesses.

As of June 30, 2022, our primary service areas contained 256 banking offices, with approximately $62.4 billion in total deposits. As of June 30, 2022, we had total deposits of approximately $1.9 billion, which represented approximately 3.0% of the total deposits in the Bank’s primary service area. There can be no assurance that the Bank will maintain its competitive position against current and potential competitors, especially those with greater resources than the Bank. The four largest competing banks had 121 total branches and deposits averaged approximately $321 million per office as of June 30, 2022 within the Bank’s primary service area.

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

In addition to other banks, our competitors include savings institutions, credit unions, and numerous non-banking institutions, such as finance companies, leasing companies, insurance companies, brokerage firms, and investment banking firms. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer money market and mutual funds, wholesale finance, credit card, and other consumer finance services, including online banking services and personal finance software. Strong competition for deposit and loan products affects the rates of those products as well as the terms on which they are offered to customers.

Other Competitive Factors.     General competitive trends in the industry include increased consolidation and competition. Strong competitors, other than financial institutions, have entered banking markets with focused products targeted at highly profitable customer segments. Many of these competitors are able to compete across geographic boundaries and provide customers with increasing access to meaningful alternatives to banking services in nearly all significant products areas. Mergers between financial institutions have placed additional pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues to remain competitive. Competition has also intensified due to the federal and state interstate banking laws, which permit banking organizations to expand geographically, and the California market has been particularly attractive to out-of-state institutions. The Financial Modernization Act, which has made it possible for full affiliations to occur between banks and securities firms, insurance companies, and other financial companies, is also expected to intensify competitive conditions.

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

Business Concentration.    No individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. However, approximately 89% of our loan portfolio held for investment as of December 31, 2022 consisted of real estate-related loans, including construction loans, mini-perm loans, real estate mortgage loans and commercial loans secured by real estate. Moreover, our business activities are currently focused primarily in Central California, with the majority of our business concentrated in San Joaquin, Stanislaus, Tuolumne, Sacramento, Placer Inyo and Mono Counties.  Consequently, our results of operations and financial condition are dependent upon the general trends in the Central California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in Central California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region.

Employees

As of December 31, 2022, we had 207 employees (174 full-time employees and 33 part-time employees). None of our employees are currently represented by a union or covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Economic Conditions and Legislative and Regulatory Developments

As is the case with financial institutions with our size and scope, our profitability primarily depends on interest rate differentials. Interest rates are highly sensitive to many factors that are beyond our control and cannot be predicted, such as inflation, recession and unemployment, and the impact that future changes in domestic and foreign economic conditions might have on the Company.  A more detailed discussion of the Company’s interest rate risks and the mitigation of those risks is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this Annual Report on Form 10-K.

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

The commercial banking business is also influenced by the monetary and fiscal policies of the federal government and the policies of the Board of Governors of the Federal Reserve System, also known as the FRB or the Federal Reserve Board. As a member of the Federal Reserve System, we are subject to certain regulations of the Board of Governors of the Federal Reserve System. The regulations of these agencies govern most aspects of our business, including the filing of periodic reports, and activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits, and numerous other areas. Supervision, legal action and examination of us by the FRB is generally intended to protect depositors and is not intended for the protection of our shareholders. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in U.S. government securities, by adjusting the required level of reserves for financial intermediaries subject to its reserve requirements, and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and affects interest rates charged on loans and paid on deposits. Indirectly such actions may also impact the ability of non-bank financial institutions to compete with us. The nature and impact of any future changes in monetary policies cannot be predicted.

The laws, regulations and policies affecting financial services businesses are continuously under review by Congress and state legislatures and by federal and state regulatory agencies. From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made in Congress, in the California legislature and by various bank regulatory agencies and other professional agencies. Changes in the laws, regulations or policies that impact us cannot necessarily be predicted, but they may have a material effect on our business and earnings.

The federal and state bank regulatory agencies may respond to concerns and trends identified in examinations by taking enforcement actions against, and entering into cease and desist orders, consent orders and memoranda of understanding with, financial institutions, that would require action by management and boards of directors to address credit quality, liquidity, risk management and capital adequacy concerns, as well as other safety and soundness or compliance issues. Banks and bank holding companies are also subject to examination and potential enforcement actions by their state regulatory agencies.

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

The wide range of requirements and restrictions contained in both federal and state banking laws include:

●

Requirements that bank holding companies serve as a source of strength for their banking subsidiaries. In addition, the regulatory agencies have “prompt corrective action” authority to limit activities and order an assessment of a bank holding company if the capital of a bank subsidiary falls below required capital levels.

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

●

Limitations on dividends payable by bank subsidiaries.  These dividends are subject to various legal and regulatory restrictions.  The federal banking agencies have indicated that paying dividends that deplete a depositary institution’s capital base to an inadequate level would be an unsafe and unsound banking practice.  Moreover, federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

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

●

Requirements for approval of acquisitions and activities. Prior approval or non-objection of the applicable federal regulatory agencies is required for most acquisitions and mergers and in order to engage in certain non-banking activities and activities that have been determined by the Federal Reserve Board to be financial in nature, incidental to financial activities, or complementary to a financial activity.  Laws and regulations governing state-chartered banks contain similar provisions concerning acquisitions and activities.

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

The compliance requirements under the Volker Rule vary based on the size of the banking entity and the scope of activities conducted. Banking entities with significant trading operations will be required to establish a detailed compliance program and their CEOs will be required to attest that the program is reasonably designed to achieve compliance with the final rule. Independent testing and analysis of an institution’s compliance program will also be required. The Volker Rule reduces the burden on smaller, less-complex institutions by limiting their compliance and reporting requirements. Additionally, a banking entity that does not engage in covered trading activities will not need to establish a compliance program. The Company and the Bank held no investment positions at December 31, 2022 or 2021 that were subject to the final rule.  Therefore, while these new rules may require us to conduct certain internal analysis and reporting, we believe that they will not require any material changes in our operations or business.

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

Dividends

The payment of cash dividends by the Bank to the Company is subject to restrictions set forth in the Financial Code.  Prior to any distribution from the Bank to the Company, a calculation is made to ensure compliance with the provisions of the Financial Code and to ensure that the Bank remains within capital guidelines set forth by the DFPI and the FRB. In the event that the intended distribution from the Bank to the Company exceeds the restriction in the Financial Code, advance approval from the FRB is required. Management anticipates that there will be sufficient earnings at the Bank level to provide dividends to the Company to meet its cash requirements for 2023.

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

Compensation

Federal banking agencies have issued joint guidance on incentive compensation designed to ensure that the incentive compensation policies of banking organizations such as the Company are consistent with the safety and soundness of the organization and its subsidiary banks. In 2016, as required by the Dodd-Frank Act, the federal bank regulatory agencies and the SEC proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion of total assets. These guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder.

In October 2022, the SEC adopted final rules implementing the incentive-based compensation recovery (“clawback”) provisions of the Dodd-Frank Act. The final rules direct stock exchanges to adopt listing standards that require listed companies to implement clawback policies to recover incentive-based compensation from current or former executive officers in the event of certain financial restatements and to disclose their clawback policies and their actions under those policies. The SEC’s final rules became effective on January 27, 2023, and the Nasdaq Stock Market released its proposed clawback listing standards on February 22, 2023. The Nasdaq proposal is subject to a 21-day public comment period, but the SEC requires that the Nasdaq final rules become effective by November 28, 2023. A listed issuer will then have 60 days to adopt a clawback policy that is compliant with the new SEC rules and Nasdaq listing standards. It is anticipated that most registrants will have until early 2024 to adopt and implement or adjust their policies as applicable. Following the issuance of final rules by the Nasdaq market, the Company will review the rules and take the necessary actions required to comply.

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

Community Reinvestment Act

We are subject to certain requirements and reporting obligations involving the CRA. The CRA generally requires federal banking agencies to evaluate the record of financial institutions in meeting the credit needs of local communities, including low and moderate-income neighborhoods. The CRA further requires that a record be kept of whether a financial institution meets its community credit needs, which record will be taken into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. In measuring a bank’s compliance with its CRA obligations, the regulators now utilize a performance-based evaluation system, which bases CRA ratings on the Company’s actual lending service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the FRB assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” Our CRA performance is evaluated by the FRB under the intermediate small bank requirements. The FRB’s last CRA performance examination was performed on us and completed in January of 2023 and we received an overall “Outstanding” CRA Assessment Rating.

On May 5, 2022, the FDIC, OCC and the Federal Reserve issued a joint notice of proposed rulemaking to strengthen and modernize the CRA regulatory framework. The agencies’ stated goal of the joint proposal is to “update CRA regulations to strengthen the achievement of the statute’s purpose; adapt to changes in the banking industry, including the expanded role of mobile and online banking; provide greater clarity and consistency in the application of the regulations; tailor performance standards to account for differences in bank size and business models and local conditions; tailor data collection and reporting requirements and use existing data whenever possible; promote transparency and public engagement; confirm that CRA and fair lending responsibilities are mutually reinforcing; and create a consistent regulatory approach that applies to banks regulated by all three agencies.” Until the agencies announce a final rule, it is unclear to what extent the rulemaking will create an additional compliance burden on the Company, and otherwise affect its lending, investment, retail branching, and other activities.

Anti-Money Laundering Regulations

A series of banking laws and regulations beginning with the Bank Secrecy Act in 1970 require banks to prevent, detect, and report illicit or illegal financial activities to the federal government to prevent money laundering, international drug trafficking, and terrorism. Under the USA Patriot Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with high risk customers, foreign financial institutions, and foreign individuals and entities. We have extensive controls to comply with these requirements.

Privacy, Data Security and Cybersecurity

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

Data privacy and data security are areas of increasing state legislative focus. For example, the California Consumer Protection Act of 2018 (the “CCPA”), which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA gives California residents the right to, among other things, request disclosure of information collected about them and whether that information has been sold to others, request deletion of personal information (subject to certain exceptions), opt out of the sale of their personal information, and not be discriminated against for exercising these rights. In addition, the California Privacy Rights Act (“CPRA”), which became effective in most material respects on January 1, 2023, significantly modifies the CCPA, including by expanding California residents’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency which will be vested with authority to implement and enforce the CCPA and the CPRA. We will continue to monitor developments related to the CPRA. The full impact of the CPRA on our business is yet to be determined.

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

Cybersecurity also remains an area of significant regulatory focus, and state regulators have also been increasingly active in implementing cybersecurity standards and regulations. In November 2021, the Federal Reserve, OCC, and FDIC issued a final rule that, among other things, requires all banking organizations in the United States to notify their primary federal regulators of certain material computer-security incidents as soon as possible and no later than 36 hours after determining that the incident has occurred. The SEC proposed rules in March 2022 that, if adopted, would mandate public disclosure of material cybersecurity incidents within four business days of determining that such an incident has occurred. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements.

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
●

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, as amended (the “USA Patriot Act”), which requires financial institutions to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations.

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

Available Information

The Company maintains an Internet website at www.ovcb.com. The Company makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Act and other information related to the Company free of charge, through this site as soon as reasonably practicable after it electronically files those documents with, or otherwise furnishes them to, the SEC. The SEC maintains a website, http://www.sec.gov., that contains the reports, proxy and information statements and other information we file with them. The Company’s website also contains its Committee Charters, Code of Ethics, Code of Conduct and Corporate Governance Guidelines. We also use our website as a tool to disclose important information about the company and comply with our disclosure obligations under Regulation Fair Disclosure. The Company’s internet website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, it is not certain that the Federal Reserve or FDIC will treat future bank failures similarly. Hence, borrowers under credit agreements, letters of credit and certain other financial instruments with any financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion. There can be no assurance that there will not be additional bank failures or issues such as liquidity concerns in the broader financial services industry or in the U.S. financial system as a whole. Adverse financial market and economic conditions can exert downward pressure on stock prices, security prices, and credit availability for certain issuers without regard to their underlying financial strength. The volatility resulting and economic disruption from the failures of SVB and Signature Bank has particularly impacted the price of securities issued by financial institutions.

Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors, could have material adverse effect on our liquidity and our current and/or projected business operations and financial condition and results of operations.

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

Because our loan portfolio has a large concentration of real estate loans, and commercial real estate loans in particular, negative changes in the economy affecting real estate values and liquidity, or regional and national market conditions, could impair the value of collateral securing our real estate loans and result in loan and other losses.

As of December 31, 2022, consumer and commercial real estate loans constituted 89% of our loan portfolio, of which 96% were commercial real estate loans. Our real estate portfolio is subject to certain risks, including (i) downturns in the California economy, (ii) significant interest rate fluctuations, (iii) reduction in real estate values in the California Central Valley, (iv) increased competition in pricing and loan structure, and (v) environmental risks, including natural disasters.  As a result of the high concentration of real estate loans in our loan portfolio, potential difficulties in the real estate markets could cause significant increases in nonperforming loans, which would reduce our profits. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. A decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss.  Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and other natural disasters. Additionally, a decline in real estate values could adversely affect our portfolio of commercial real estate loans and could result in a decline in the origination of such loans.

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

At December 31, 2022, we held bank owned life insurance (“BOLI”) on certain key and former employees and executives and our directors, with a cash surrender value of $30,218,000. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to us if needed for liquidity purposes. We continually monitor the financial strength of the various companies with whom we carry these policies.

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

Under the U.S. regulatory capital rules to implementing the Basel III regulatory capital framework, banking organizations, including the Company are subject to a common equity Tier 1 minimum capital requirement of 4.5 percent of risk-weighted assets and a minimum Tier 1 risk-based capital requirement of 6.0 percent of risk-weighted assets and assigns higher risk-weightings than in the past (150 percent) to exposures that are more than 90 days past due or are on non-accrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” in excess of 2.5 percent of common equity tier 1 capital in addition to the minimum risk-based capital ratios. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount.

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

Non-compliance with the USA Patriot Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions or operating restrictions.

The USA Patriot Act and Bank Secrecy Act require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. In addition, legal requirements relating to the collection, storage, handling, use, disclosure, transfer, and security of personal data continue to increase, along with enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations. Failure to comply with these regulations could result in fines, sanctions or restrictions that could have a material adverse effect on our strategic initiatives. Several banking institutions have received large fines, or suffered limitations on their operations, for non-compliance with these laws and regulations. Although we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.

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

The Company has a deferred tax asset and cannot assure that it will be fully realized. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities computed using enacted tax rates. If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we are required under generally accepted accounting principles (GAAP) to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we are required to incur a charge to operations. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2022, the Company had a net deferred tax asset of $17.1 million. For additional information, see Note 10 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

The assessment of qualitative factors at the most recent Measurement Date (December 31, 2022), indicated that it was not more likely than not that impairment existed; as a result, no further testing was performed. No assurance can be given that the Company will not record an impairment loss on goodwill in the future and any such impairment loss could have a material adverse effect on our results of operations and financial condition.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Trading Symbol and Holders of Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “OVLY.” On February 28, 2023, there were approximately 373 shareholders of record of the common stock and 8,281,783 outstanding shares of common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

ITEM 6. [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition as of December 31, 2022 and 2021 and results of operations for each of the years in the two-year period ended December 31, 2022 should be read in conjunction with our consolidated financial statements and related notes thereto, included in this report. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” included in this report.

Introduction

Our continued focus on responsible community banking fundamentals and our strong customer relationships have enabled us to increase our market presence through growth in our loan portfolio, which is primarily funded by steady core deposit growth.

As of December 31, 2022, we had approximately $1.97 billion in total assets, $0.92 billion in total gross loans, and $1.81 billion in total deposits.

We believe the following were key indicators of our performance during 2022:

●	Total assets increased to $1.97 billion at the end of 2022, an increase of 0.2%, from $1.96 billion at the end of 2021.

●	Total deposits increased to $1.814 billion at the end of 2022, an increase of 0.4%, from $1.807 billion at the end of 2021.

●	Total net loans increased to $905 million at the end of 2022, an increase of 6.7%, from $848 million at the end of 2021.

●

Net interest income increased to $60.1 million in 2022, an increase of $11.2 million or 23.0%, compared to $48.8 million in 2021, mainly as a result of rising interest rates and growth of our loan and investment portfolios.

●

Changes in total assets, deposits, loans and net interest income as described above were impacted by PPP loans, which had outstanding balances of $2 million and $31 million, as of December 31, 2022 and 2022, respectively.

●

Reversal of loan loss provisions totaling $1,350,000 and $635,000 were recorded in 2022 and 2021, respectively, mainly due to credit quality improvements and the reversal of $1.1 million in 2022 of a qualitative adjustment in the loan loss reserve corresponding to the COVID-19 pandemic that was originally recorded during 2020.

●	The ratio of total non-performing loans to total loans remained at 0.00% as of December 31, 2022 and 2021.

●	Total noninterest income increased to $5.6 million in 2022, an increase of 2.7%, from $5.4 million in 2021, which is mainly due to increases in debit card transaction fee income.

●

Total noninterest expense increased from $33.2 million in 2021 to $37.3 million in 2022, primarily due to staffing increases and general operating costs necessary to support the growing loan and deposit portfolios.

●	Provision from income taxes increased by $1.4 million to $6.8 million in 2022, due to higher pre-tax income.

These items, as well as other factors, contributed to the increase in net income for 2022 to $22.9 million from $16.3 million in 2021, which translates into $2.79 per diluted share in 2022 as compared to $2.00 per diluted share in 2021.

Over the past several years, our network of branches and loan production offices have expanded geographically. We currently maintain eighteen full-service offices. We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as our needs and resources permit.

2023 Outlook

As we begin our strategic business plan for 2023, we remained focused on relationship-based expansion throughout our market area. We plan to continue to focus on increasing our loan-to-deposit ratio to expand our net interest margin, while attempting to control expenses and credit losses.

Unfavorable trends in our economy prompted the Federal Reserve Open Market Committee, or FOMC, to decrease the target federal funds rate by 0.75% and 1.50% in 2019 and 2020, respectively. The decreased market interest rates from 2019 through 2020 had a negative impact on net interest income mainly because our balance sheet is slightly asset sensitive. In 2022, that trend reversed and we recognized yield increases on our earning assets due to the FOMC rate hikes. We expect this positive impact will continue to some degree due to continued repricing of existing loans and investment securities, until FOMC decide to lower rates. Rate decreases are possible towards the end of 2023, and the potential compression of net interest income and net interest margin could occur if interest rates decline, given that our balance sheet is asset sensitive to interest rate changes primarily due to the number of variable rate loans and a high level of interest-earning cash balances. This could in turn result in further decrease on the yield of earning assets compared to the cost of deposits and other funds, which remain at historic lows and cannot reasonably be further reduced.

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

For 2023, management remains focused on the above challenges and opportunities and other factors affecting the business similar to the factors driving the 2022 results as discussed in this section.

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

The assessment of qualitative factors at the most recent Measurement Date (December 31, 2022), indicated that it was not more likely than not that impairment existed; as a result, no further testing was performed.

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

We file income tax returns in the U.S. federal jurisdiction, and the State of California. With few exceptions, we are no longer subject to U.S. federal or state or local income tax examinations by tax authorities for years before 2018.

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

Overview

We recorded net income for the year ended December 31, 2022 of $22,902,000 or $2.79 per diluted share compared to $16,337,000 or $2.00 per diluted share for the year ended December 31, 2021. The increase in net income for the year ended December 31, 2022 was primarily due to an increase of $11,241,000 in net interest income, mainly from the positive impact of FOMC interest rate hikes and the growth of our loan and investment portfolios. Non-interest income increased by $145,000 in 2022, mainly as a result of increased service charges on deposit accounts. The provision for loan losses decreased compared to last year, mainly due to reversal of $1,100,000 in qualitative adjustments in the loan loss reserve that was originally recorded during 2020, corresponding to COVID-19 pandemic. Non-interest expense increased by $4,089,000 associated with staffing and general operating overhead increases to support the growth of our loan and deposit portfolios.

Highlights of the financial results are presented in the following table:

	As of and for the years ended December 31,
(Dollars in thousands, except per share data)	2022	2021
For the period:
Net income available to common shareholders	$22,902	$16,337
Net income per common share:
Basic	$2.80	$2.01
Diluted	$2.79	$2.00
Return on average common equity	18.21%	11.96%
Return on average assets	1.17%	0.93%
Common stock dividend payout ratio of earnings during the period	10.75%	14.50%
Efficiency ratio	54.29%	59.43%
At period end:
Book value per common share	$15.33	$17.31
Total assets	$1,968,346	$1,964,478
Total gross loans	$915,758	$860,037
Total deposits	$1,814,297	$1,806,966
Net loan-to-deposit ratio	49.88%	46.92%

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

For a detailed analysis of interest income and interest expense, see the “Average Balance Sheets” and the “Rate/Volume Analysis” below.

	Distribution, Yield and Rate Analysis of Net Income
	For the Years Ended December 31,
(Dollars in Thousands)	2022			2021
	Average Balance	Interest Income/ Expense	Avg Rate/ Yield	Average Balance	Interest Income/ Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$888,135	$38,972	4.39%	$944,477	$43,852	4.64%
Securities - tax-exempt (2)	278,859	10,367	3.72%	131,799	4,602	3.49%
Securities - taxable	194,034	5,935	3.06%	94,686	1,753	1.85%
Federal funds sold	22,164	415	1.87%	33,376	36	0.11%
Interest-earning deposits	495,854	7,738	1.56%	437,515	601	0.14%
Total interest-earning assets	1,879,046	63,427	3.38%	1,641,853	50,844	3.10%
Total noninterest earning assets	83,576			111,944
Total Assets	$1,962,622			$1,753,797
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Demand	481,515	452	0.09%	380,185	411	0.11%
Money market	417,896	481	0.12%	358,037	377	0.11%
Savings	167,582	82	0.05%	140,999	69	0.05%
Time deposits $250,000 and under	23,365	58	0.25%	21,987	61	0.28%
Time deposits over $250,000	17,339	46	0.27%	17,064	53	0.31%
Total interest-bearing liabilities	1,107,697	1,119	0.10%	918,272	971	0.11%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	709,150			682,705
Other liabilities	20,004			16,209
Total noninterest-bearing liabilities	729,154			698,914
Shareholders' equity	125,771			136,611
Total liabilities and shareholders' equity	$1,962,622			$1,753,797
Net interest income		$62,308			$49,873
Net interest spread (3)			3.27%			2.99%
Net interest margin (4)			3.32%			3.04%

(1)	Loan fees have been included in the calculation of interest income.
(2)	Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents (FTE), based on a federal marginal tax rate of 21.0%.
(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(4)	Represents net interest income as a percentage of average interest-earning assets.

Net interest income, on a fully tax equivalent basis (“FTE”), increased $12,435,000 or 24.9% to $62,308,000 for the year ended December 31, 2022, compared to $49,873,000 in 2021. Net interest spread and net interest margin were 3.27% and 3.32%, respectively, for the year ended December 31, 2022, compared to 2.99% and 3.04%, respectively, for the year ended December 31, 2021. This upward trend is mainly due to the FOMC rate hikes that begin in March 2022, resulting in an increase in earning asset yields, as described below.

Our earning asset yield increased 28 basis points in 2022 compared to 2021. The FOMC increased the federal funds target rate from a range of 0% to 0.25% at the beginning of 2022, to 4.25% to 4.50% by the end of the year. All earning asset yields benefited from these increases, especially our interest-bearing cash accounts that receive the full impact of those increases. These cash balances averaged $516 million in 2022, representing over 25% of total average assets. The Bank implemented a strategy to deploy cash funds into our investment portfolio, which increased by $246 million on average during 2022, further expanding our earning asset yield. The yield on loans recognized a decrease of 25 basis points for 2022 as compared to 2021, primarily due to a decrease in fee income on PPP loans of $6,409,000. These loan fees were paid by the SBA at the time the loans were funded and were scheduled to be deferred over the life of the PPP loans, and thus unamortized amounts were fully recognized upon receipt of the forgiveness payments. Growth in the core loans, which excludes PPP loans, was $84 million, combined with the upward repricing of variable rate loans and higher rate indexes on new loans, helped to offset the impact of the PPP fee decrease in 2022.

The cost of funds on interest-bearing liabilities decreased to 0.10% in 2022 compared to 0.11% in 2021 as our excess liquidity and minimal competitive pressure has allowed us to keep deposit rates at historic lows. Average non-interest-bearing demand deposit balances increased by $26,445,000 in 2022 compared to 2021, which contributed in maintaining our low cost of funds on total deposits.

The net interest margin expansion the Company recognized in 2022, is due to the factors discussed above but could reverse and result in interest margin compression if rate indexes on assets were to fall, and/or: 1) deposit interest rates increase due to customer demand, or competitive pressure from peer banks, 2) competition in the lending market restrict significant increases in new loan rates, and 3) deposit growth out-paces loan growth as recognized in recent years, resulting in higher interest-bearing cash balances, which offer a lower yields than loans and investments.

Changes in volume resulted in an increase in net interest income (on a FTE basis) of $4,235,000 for the year of 2022 compared to the year 2021, and changes in interest rates and the mix resulted in an increase in net interest income (on a FTE basis) of $8,200,000 for the year 2022 versus the year 2021. Management closely monitors both total net interest income and the net interest margin.

Market rates are in part based on the FOMC target Federal funds interest rate (the interest rate banks charge each other for short-term borrowings).  The change in the Federal funds sold rates is the result of target rate changes implemented by the FOMC.   In 2020, the FOMC decreased the Federal funds rate by 0.50% and 1.00% on two occasions in March resulting in a range of 0.00% to 0.25% as of December 31, 2020 and 2021. In 2022, the FOMC raised the federal funds rate seven times by an aggregate of 4.00% for 2022. In February 2023, the FOMC raised the the Federal funds rate by 0.25% resulting in a range of 4.50% to 4.75%. If FOMC were to cut rates in 2023 or thereafter, we expect this would have a negative impact on our net interest income, due to repricing of interest-bearing cash balances, existing loans and investment securities.

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

	Rate/Volume Analysis of Net Interest Income

	For the Year Ended December 31,			For the Year Ended December 31,
(Dollars in Thousands)	2022 vs. 2021			2021 vs. 2020
	Increases (Decreases)			Increases (Decreases)
	Due to Change In			Due to Change In
	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Net loans (1)	$(2,616)	$(2,264)	$(4,880)	$598	$3,214	$3,812
Securities - tax exempt	5,135	630	5,765	659	(135)	524
Securities - taxable	1,839	2,343	4,182	(260)	(388)	(648)
Federal funds sold	(12)	391	379	36	(57)	(21)
Interest-earning deposits	80	7,057	7,137	1,434	(1,294)	140
Total interest income	4,426	8,157	12,583	2,467	1,340	3,807
Interest expense:
Interest-earning DDA	$110	$(69)	$41	$146	$(262)	$(116)
Money market deposits	63	41	104	131	(156)	(25)
Savings deposits	13	0	13	20	0	20
Time deposits $250,000 and under	4	(7)	(3)	5	0	5
Time deposits over $250,000	1	(8)	(7)	5	(37)	(32)
Borrowed funds	0	0	0	(34)	0	(34)
Total interest expense	191	(43)	148	273	(455)	(182)
Change in net interest income	$4,235	$8,200	$12,435	$2,194	$1,795	$3,989

(1)	Loan fees have been included in the calculation of interest income.

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

The Company recorded provision for loan loss reversals totaling $1,350,000 and $635,000 during the years ended December 31, 2022 and 2021, respectively. Included in 2022, was the reversal of approximately $1,100,000 for the qualitative adjustment corresponding to the COVID-19 pandemic, which was initially recorded during the second quarter of 2020 and totaled $1,620,000 at that time. The Company did not have any nonperforming loans as of December 31, 2022 and 2021. The allowance for loan losses was $9,468,000 and $10,738,000 as of December 31, 2022 and 2021, or 1.03% and 1.25%, respectively, of total loans. The decrease as a percentage of total loans is due to the previously mentioned loan loss provision reversals. The strong credit quality has resulted in net loan recoveries of $80,000 and $76,000 in 2022 and 2021, respectively.

The Company will continue to monitor the adequacy of the allowance for loan losses and make additions to the allowance in accordance with the analysis referred to above. Because of uncertainties inherent in estimating the appropriate level of the allowance for loan losses, actual results may differ from management’s estimate of credit losses and the related allowance.

Noninterest Income

The following table sets forth a summary of noninterest income for the periods indicated:

(in thousands)	For the Year Ended December 31,
	2022		2021		Year-Over-Year
	Amount	%	Amount	%	$ Change	% Change
Service charges on deposits	$1,596	28.6%	$1,287	23.7%	$309	24.0%
Debit card transaction fee income	1,734	31.1%	1,693	31.2%	41	2.4%
Earnings on cash surrender value of life insurance	749	13.4%	719	13.3%	30	4.2%
Mortgage commissions	73	1.3%	152	2.8%	(79)	-52.0%
Gains on calls of available-for-sale securities	0	0.0%	154	2.8%	(154)	-100.0%
Other income	1,419	25.6%	1,421	26.2%	(2)	-0.1%
Total non-interest income	$5,571	100.0%	$5,426	100.0%	$145	2.7%

Average assets	$1,962,622		$1,753,797
Noninterest expenses as a % of average assets		0.3%		0.3%

Noninterest income was $5,571,000 for the year ended December 31, 2022, compared to $5,426,000 for the year 2021. Service charge income increased to $1,596,000 in 2022 compared to $1,287,000 for 2021, due to an increase in overdraft fees and the number of checking accounts. Debit card transaction fee income increased to $1,734,000 in 2022 as compared to $1,693,000 in 2021, as a result of the increase in the aggregate number of transaction deposit accounts and corresponding service fee income, and a spending trend shifting to debit cards payments in recent years. Earnings on the cash surrender value of life insurance recognized an increase of $30,000 in 2022 compared to 2021, due to higher yields earned on certain life insurance policies. Mortgage commissions have decreased by $79,000 for the year 2022, as compared to 2021, as a result of the decreased demand for home purchases and refinancing. Gains on called and sold securities decreased from $154,000 in 2021 to $0 in 2022. In 2022, other income decreased by $2,000. The Company continues to evaluate its deposit product offerings with the intention of continuing to expand its offerings to the consumer and business depositors.

Noninterest Expense

The following table sets forth a summary of noninterest expenses for the periods indicated:

(in thousands)	For the Year Ended December 31,
	2022		2021		Year-Over-Year
	Amount	%	Amount	%	$ Change	% Change
Salaries and employee benefits	$23,045	61.8%	$20,210	60.7%	$2,835	14.0%
Occupancy expenses	4,151	11.1%	3,972	12.0%	179	4.5%
Data processing fees	2,343	6.3%	2,117	6.4%	226	10.7%
Regulatory assessments (FDIC & DFPI)	927	2.5%	649	2.0%	278	42.8%
Other operating expenses	6,842	18.3%	6,271	18.9%	571	9.1%
Total non-interest expense	$37,308	100.0%	$33,219	100.0%	$4,089	12.3%

Average assets	$1,962,622		$1,753,797
Noninterest expenses as a % of average assets		1.9%		1.9%

Noninterest expense was $37,308,000 for the year ended December 31, 2022, an increase of $4,089,000 or 12.3% compared to $33,219,000 for the year ended 2021. Salaries and employee benefits increased by $2,835,000 in 2022, due to expansion of our staff to support loan and deposit growth. Included in the salary and benefit expense total is deferred loan cost accounting adjustments of $694,000 against salary expense in 2021, corresponding to PPP loans funded, which further contributed to the increase in salary and benefit expense in 2022.

Occupancy expense realized an increase of $179,000 in 2022 compared to the prior year, primarily from rent, utilities and facility maintenance increases on certain branch locations.

Data processing costs increased in 2022 over 2021 by $226,000, primarily due to servicing costs on the growing number of loan and deposit accounts.

FDIC and DFPI regulatory assessments increased by $278,000 in 2022 compared to 2021, mainly due increases in our deposit balances and normal fluctuations in the assessment rate. The initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC and the Company’s risk profile has remained at relatively stable levels in recent years. Modest increases in the assessment rate during 2021 and 2022 related to normal business cycles but still remains relatively low. Management recognizes that assessments could increase further depending on deposit growth throughout the remainder of 2023, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis.

Other operating expenses increased by $571,000 or 9.1% in 2022, primarily as a result of various general operating expense increases required to support our growing business portfolios and compliance mandates, some of which included legal expenses, software license fees and ATM processing expenses.

Management anticipates that noninterest expense should continue to increase as we continue to grow, and management believes the Company’s administration as currently set up is scalable to handle future deposit growth.  However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Provision for Income Taxes

We reported a provision for income taxes of $6,787,000 and $5,340,000 for the years 2022 and 2021, respectively. The effective income tax rate on income from continuing operations was 22.9% for the year ended December 31, 2022, compared to 24.6% for the year 2021. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans). The disparity between the effective tax rates for 2022 as compared to 2021 is primarily due to tax credits from low-income housing projects as well as tax-free income on municipal securities and loans that comprised a larger proportion of pre-tax income in 2022 as compared to 2021.

Financial Condition

The Company’s total assets were $1,968,346,000 at December 31, 2022 compared to $1,964,478,000 at December 31, 2021, an increase of $3,868,000 or 0.2%. Net loans increased by $57,188,000, investments increased $264,148,000, bank premises and equipment decreased $122,000, interest receivable and other assets increased $30,628,000, while cash and cash equivalents decreased $348,634,000 for the year ended December 31, 2022 as compared to December 31, 2021.

Loans gross of the allowance for loan losses and deferred fees were $915,758,000 as of December 31, 2022, compared to $860,037,000 as of December 31, 2021, an increase of $55,721,000 or 6.5%. The increase was due to an increase of $90,837,000 or 13.2% in commercial real estate loans, an increase of $3,381,000 or 11.7% in consumer loans and consumer residential loans, a decrease of $11,449,000 or 35.2% in agriculture loans, and a decrease of $27,048,000 or 24.7% in commercial and industrial loans which included a decrease of $28,672,000 in PPP loans,. The PPP loans changed the composition of the loan portfolio categories, but excluding those loans, the composition remained relatively unchanged as a percentage of total loans, with commercial real estate comprising 85% and 80% of the loan portfolio at December 31, 2022 and 2021, respectively.

Deposits increased $7,331,000 or 0.4% to $1,814,297,000 as of December 31, 2022 compared to $1,806,966,000 at December 31, 2021. Money Market and Savings increased by $4,725,000 and $10,763,000, respectively, while Demand and Time Deposits decreased by $7,832,000 and $325,000, respectively, as of December 31, 2022 as compared to December 31, 2021.

There were no short-term borrowing or long-term debt outstanding balances at December 31, 2022 and 2021. The Company uses short-term borrowings, primarily short-term FHLB advances, to fund short-term liquidity needs, if needed, and manage net interest margin.

Equity decreased $15,986,000 or 11.2% to $126,626,000 as of December 31, 2022, compared to $142,612,000 at December 31, 2021. Equity decreased due to the negative impact rising rates had on our unrealized loss on available-for-sale investment securities.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of December 31, 2022, and 2021, we had $13,830,000 and $42,935,000, respectively, in federal funds sold.

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

The fair value of the equity security was $2,990,000 and $3,391,000 at December 31, 2022 and December 31, 2021, respectively. Consistent with ASU 2016-01, equity securities are carried at fair value with the changes in fair value recognized in the consolidated statement of income. Accordingly, the Company recognized unrealized losses of $475,000 and $99,000 during the years ended December 31, 2022 and 2021, respectively.

Our available-for-sale investment securities holdings increased by $264,549,000 or 100.6% to $527,438,000 at December 31, 2022, compared to holdings of $262,889,000 at December 31, 2021. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income.

Total investment securities as a percentage of total assets increased to 26.9% as of December 31, 2022 compared to 13.6% at December 31, 2021. As of December 31, 2022, $242,023,000 of the investment securities were pledged to secure public deposits.

As of December 31, 2022, the total unrealized loss on debt securities that were in a loss position for less than 12 continuous months was $26,374,000 with an aggregate fair value of $369,614,000. The total unrealized loss on debt securities that were in a loss position for greater than 12 continuous months was $18,306,000 with an aggregate fair value of $76,760,000.

The following table summarizes the maturity and repricing schedule of our debt investment securities, which does not include equity securities, at their amortized cost and their weighted average yields at December 31, 2022:

Debt Investment Maturities and Repricing Schedule

(Dollars in Thousands)			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale:
U.S. agencies	$62,000	1.01%	$1,334	1.00%	$2,183	4.58%	$28,625	3.20%	$94,142	1.76%
Collateralized mortgage obligations	0	0.00%	0	0.00%	0	0.00%	5,094	3.75%	5,094	3.75%
Municipalities	21,641	4.43%	118,701	4.04%	216,866	3.57%	4,435	5.07%	361,643	3.79%
SBA pools	0	0.00%	615	2.69%	1,378	5.26%	365	5.72%	2,358	4.66%
Corporate debt	22,000	2.08%	25,512	3.54%	0	0.00%	0	0.00%	47,512	2.86%
Asset backed securities	0	0.00%	1,121	5.04%	17,853	6.66%	41,339	5.65%	60,313	5.94%
Total debt securities	$105,641	1.93%	$147,283	3.93%	$238,280	3.82%	$79,858	4.62%	$571,062	3.61%

Yields in the above table have been adjusted to a fully tax equivalent basis. The yields are calculated using a weighted average method based on the investment security balances as of December 31, 2022. Securities are reported at the earliest possible call, repricing or maturity date.

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

The following table summarizes our commercial real estate loan portfolio by the geographic location in which the property is located as of December 31, 2022 and 2021:

(Dollars in Thousands)	December 31, 2022		December 31, 2021
Commercial real estate loans by geographic location (County)	Amount	% of Commercial Real Estate Loans	Amount	% of Commercial Real Estate Loans
Stanislaus	$195,176	25.0%	$188,118	27.3%
San Joaquin	176,797	22.7%	154,258	22.4%
Sacramento	82,766	10.6%	71,418	10.4%
Fresno	54,747	7.0%	51,177	7.4%
Tuolumne	32,023	4.1%	29,317	4.3%
Merced	29,024	3.7%	17,293	2.5%
Shasta	19,547	2.5%	16,279	2.4%
Alameda	13,307	1.7%	11,770	1.7%
Solano	12,217	1.6%	7,101	1.0%
Contra Costa	12,044	1.5%	12,481	1.8%
Sonoma	12,002	1.5%	12,329	1.8%
Yolo	11,911	1.5%	10,034	1.5%
Marin	11,175	1.4%	11,371	1.6%
Placer	9,979	1.3%	2,242	0.3%
San Diego	9,905	1.3%	6,456	0.9%
Sutter	8,537	1.1%	4,101	0.6%
Inyo	5,452	0.7%	5,644	0.8%
Mono	5,315	0.7%	5,255	0.8%
Other	78,041	10.1%	72,484	10.5%
Total	$779,965	100.0%	$689,128	100.0%

Construction and land loans are classified as commercial real estate loans and increased $15.0 million in 2022 as compared to 2021.  The table below shows an analysis of construction and land loans by type and location. Non-owner-occupied land loans of $8.7 million as of December 31, 2022 included loans for lands specified for commercial development of $6.9 million and for residential development of $1.8 million, the majority of which are located in Stanislaus County.

Construction and Land Loans Outstanding by Type and Geographic Location

(Dollars in Thousands)	December 31, 2022		December 31, 2021
Construction and land loans by type	Amount	% of Construction and Land Loans	Amount	% of Construction and Land Loans
Single family non-owner-occupied	$1,679	3.8%	$1,954	6.8%
Single family owner-occupied	275	0.6%	1,076	3.7%
Commercial non-owner-occupied	21,985	50.3%	14,685	50.9%
Commercial owner-occupied	7,318	16.7%	8,022	27.8%
Land non-owner-occupied	12,539	28.6%	3,101	10.8%
Total	$43,796	100.0%	$28,838	100.0%

Construction and land loans by geographic location (County)	Amount	% of Construction and Land Loans	Amount	% of Construction and Land Loans
San Joaquin	$11,635	26.6%	$4,278	14.8%
Fresno	7,215	16.5%	3,565	12.4%
Shasta	4,854	11.1%	4,742	16.4%
Merced	4,474	10.2%	3,990	13.8%
Stanislaus	4,327	9.9%	8,396	29.1%
Sacramento	3,929	9.0%	0	0.0%
Placer	1,860	4.2%	0	0.0%
Mono	762	1.7%	805	2.8%
Tuolumne	618	1.4%	198	0.7%
Other	4,122	9.4%	2,864	10.0%
Total	$43,796	100.0%	$28,838	100.0%

Loan Maturities

The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio, as of December 31, 2022. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The large majority of the variable rate loans are tied to independent indices (such as the Wall Street Journal prime rate or a Treasury Constant Maturity Rate). Substantially all loans with an original term of more than five years have provisions for the fixed rates to reset, or convert to a variable rate, after one, three or five years and are therefore classified as a variable rate loan in the table below.

	Loan Maturities and Repricing Schedule At December 31, 2022

	Within 1 Year	After 1 But Within 5 Years	After 5 But Within 15 Years	After 15 Years	Total

Commercial real estate	$65,509	$298,434	$415,251	$771	$779,965
Commercial & industrial	35,302	29,450	17,751	3	82,506
Consumer	158	163	20	34	375
Consumer residential	3,099	15,440	6,885	6,437	31,861
Agriculture	17,955	2,417	679	0	21,051
Unearned income	(167)	(474)	(604)	(10)	(1,255)
Total loans, net of unearned income	$121,856	$345,430	$439,982	$7,235	$914,503

Loans with variable (floating) interest rates	$102,135	$239,696	104,016	$5,953	$451,800
Loans with predetermined (fixed) interest rates	$19,721	$105,734	335,966	$1,282	$462,703

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

Loans are generally placed on non-accrual status when they become 90 days past due, unless management believes the loan is adequately collateralized and in the process of collection. The past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower has experienced some changes in financial status, causing an inability to meet the original repayment terms, and where we believe the borrower will eventually overcome those circumstances and repay the loan in full. OREO consists of properties acquired by foreclosure or similar means and which management intends to offer for sale. The Company did not have any nonperforming loans as of December 31, 2022 and 2021.

The Company held no OREO properties as of December 31, 2022. The Company held one OREO property as of December 31, 2021, a residential land property that was acquired through foreclosure that was written down to a zero balance because the public utilities have not been obtainable, thereby rendering these land lots unmarketable at this time. Accordingly, the Company had zero non-performing assets recorded on the balance sheet as of at December 31, 2022 and 2021.

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

In 2020, the economy briefly slipped into a recession following the COVID-19 pandemic which inevitability impacted the financial condition of certain borrowers. We responded by making qualitative risk-based discretionary adjustments in connection with the COVID-19 pandemic and corresponding economic stress. In 2021, the financial stress subsided to some degree and credit quality improved allowing the Company to reverse $635,000 in loan loss provisions. In 2022, that trend continued and we reversed $1,350,000, which included the remaining COVID-19 discretionary adjustment of $1,100,000. The allowance for loan losses decreased to $9,468,000 as of December 31, 2022, as compared with $10,738,000 at December 31, 2021. The allowance for loan losses as a percentage of total loans decreased to 1.03% as of December 31, 2022, as compared to 1.25% as of December 31, 2021, mainly due the provision reversal. Based on the current conditions of the loan portfolio, management believes that the $9,468,000 allowance for loan losses at December 31, 2022 is adequate to absorb losses inherent in our loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

Diversification, low loan-to-values, strong credit quality and enhanced credit monitoring contribute to a reduction in the portfolio’s overall risk in recent years and help to offset the various inherent credit risks. We continue to monitor the impact of the economic environment, and adjustments to the provision for loan loss will be made accordingly. During 2022, the Company recognized net loan recoveries of $80,000 as compared to $76,000 in 2021.

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

Our allowance for loan losses consisted of amounts allocated to three phases of our methodology for assessing loan loss allowances, as follows (see details of methodology for assessing allowance for loan losses in the section entitled “Critical Accounting Estimates”):

(Dollars in Thousands)	Years Ended December 31,
Phase of Methodology	2022	2021
Specific review of individual loans	$0	$0
Review of portfolio based on loss trends and current economic climate	4,932	4,912
Review of portfolio based on inherent risk and other subjective factors	4,536	5,826
	$9,468	$10,738

The Components of the Allowance for Loan Losses

As stated previously in "Critical Accounting Estimates," the overall allowance consists of a specific allowance for individually identified impaired loans, an allowance factor for categories of credits with similar characteristics and trends, and an allowance for changing environmental factors.

The first component, the specific allowance, results from the analysis of identified problem credits and the evaluation of sources of repayment including collateral, as applicable. Through management's ongoing loan grading process, individual loans are identified that have conditions that indicate the borrower may be unable to pay all amounts due under the contractual terms. These loans are evaluated individually by management and specified allowances for loan losses are established when the discounted cash flows of future payments or collateral value of collateral-dependent loans are lower than the recorded investment in the loan. Generally, with problem credits that are collateral-dependent, we obtain appraisals of the collateral at least annually. We may obtain appraisals more frequently if we believe the collateral value is subject to market volatility, if a specific event has occurred to the collateral (e.g. tentative map has been filed), or if we believe foreclosure is imminent.  Impaired loan balances remained at zero at December 31, 2022 and 2021, and therefore there was no specific allowances for impaired loans, as we charge off substantially all of our estimated losses related to specifically identified impaired loans as the losses are identified.

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

The total amount allocated for the second component is determined by applying loss estimation factors based on loss history to outstanding loans. As of December 31, 2022 and 2021, the allowance allocated by categories of credits totaled $4.9 million.

The third component of the allowance for loan losses is an economic and qualitative component that is intended to absorb losses caused by portfolio trends, concentration of credit, growth, and economic trends, as stated previously in "Critical Accounting Estimates". At December 31, 2022 and 2021, the general valuation allowance, including the economic component, totaled $4.5 million and 5.8 million, respectively. While published economic data indicates that the economy has been in a recovery cycle during 2021 and 2022, it is uncertain that the recovery cycle will continue for any definite period of time. In response to this, we have been proactive in evaluating reserve percentages for economic and other qualitative loss factors used to determine the adequacy of the allowance for loan losses. The increase to the third component of the allowance for loan losses reflected such evaluation.

The table below summarizes, for the periods indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for loan losses:

Allowance for Loan Losses

	December 31,	December 31,
(Dollars in thousands)	2022	2021
Balances:
Average total loans outstanding during period	$888,135	$944,477
Total loans outstanding at end of period	$915,758	$860,037
Net loan recoveries	$80	$76
(Reversal) provision for loan losses	$(1,350)	$(635)
Allowance for loan losses at end of period	$9,468	$10,738

Ratios:
Net loan recoveries to average total loans	0.01%	0.01%
Allowance for loan losses to total loans at end of period	1.03%	1.25%
Net loan recoveries to allowance for loan losses at end of period	0.84%	0.71%
Net loan recoveries to provision for loan losses	NA	NA
Nonperforming loans as a percentage of total loans	0.00%	0.00%
Allowance for loan losses as a percentage of nonperforming loans	NA	NA

The table below summarizes the allowance for loan loss balance by type of loan balance at the end of each period (See “Loan Portfolio” above for a description of each type of loan balance):

Allocation of the Allowance for Loan Losses

(Dollars in thousands)	December 31, 2022		December 31, 2021
	Amount	% of Allowance for Loan Losses	Amount	% of Allowance for Loan Losses
Applicable to:
Commercial real estate	$8,373	88.4%	$9,404	87.6%
Commercial and Industrial	612	6.5%	711	6.6%
Consumer	5	0.1%	6	0.1%
Consumer Residential	306	3.2%	327	3.0%
Agriculture	172	1.8%	290	2.7%
Total Allowance	$9,468	100.0%	$10,738	100.0%

Other Earning Assets

For various business purposes, we make investments in earning assets other than the interest-earning securities and loans discussed above. The primary other earning assets held by the Company as of December 31, 2022 and 2021, includes the cash surrender value of the BOLI policies, Federal Home Loan Bank stock and Federal Reserve Bank stock. During 2021, we purchased 17 new life insurance policies on certain employees for a total investment of $3.4 million. During 2018 and 2022, we committed to invest $5 million and $10.5 million, respectively, in low-income housing tax credit funds (“LIHTC”) to promote our participation in CRA activities, which had unfunded commitments of $10,154,000 and $895,000 as of December 31, 2022 and 2021, respectively. For LIHTC investments, we receive the return in the form of tax credits and tax deductions over a period of approximately 15 years. In 2017, we made a $1 million commitment as a limited partner, to a small business private equity partnership to promote our participation in CRA activities. Returns will be received in the form of dividends from the general partner. As of December 31, 2022, we have remaining commitments to fund an additional $300,000 on this investment.

The balances of other earning assets as of December 31, 2022 and December 31, 2021 were as follows:

(Dollars in Thousands)	December 31, 2022	December 31, 2021

BOLI	$30,218	$29,469
LIHTCs	$13,627	$3,739
Small business private equity partnership	$955	$620
Federal Reserve Bank Stock	$755	$755
Federal Home Loan Bank Stock	$4,482	$4,739

Deposits and Other Sources of Funds

Deposits

Total deposits at December 31, 2022 and 2021 were $1,814,297,000 and $1,806,966,000, respectively, representing an increase of $7,331,000 or 0.4% in 2022. The average deposits for the year ended December 31, 2022 increased $215,870,000 or 13.5% to $1,816,847,000 compared to $1,600,977,000 at December 31, 2021. Deposit data analysis has resulted in an estimate of $922,778,000 in uninsured deposits, representing the balance that is not covered by FDIC insurance limits as of December 31, 2022.

Deposits are the Company’s primary source of funds. Due to strategic emphasis by management, core deposits (based on a definition provided by FDIC’s Uniform Bank Performance Report) increased by $1,756,000 or 0.1% in 2022 to $1,790,161,000 at December 31, 2022. The percentage of core deposits to total deposits decreased slightly to 98.7% at December 31, 2022 as compared to 99.0% at December 31, 2021. The average rate paid on time deposits in denominations of over $250,000 was 0.27% and 0.31% for the years ended December 31, 2022 and 2021, respectively. The composition and cost of the Company's deposit base are important components in analyzing the Company's net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein. See “Net Interest Income and Net Interest Margin” for further discussion.

The Company's liquidity is impacted by the volatility of deposits or other funding instruments or, in other words, by the propensity of that money to leave the institution for rate-related or other reasons. Deposits can be adversely affected if economic conditions in California and the Company's market area in particular, were to weaken. Potentially, the most volatile deposits in a financial institution are jumbo certificates of deposit, meaning time deposits with balances that equal or exceed $250,000, as customers with balances of that magnitude are typically more rate-sensitive than customers with smaller balances.

The following tables summarize the distribution of average daily deposits and the average daily rates paid for the periods indicated:

Distribution of Average Daily Deposits

	Average Deposits
	2022		2021
	Average	Average	Average	Average
(Dollars in Thousands)	Balance	Rate	Balance	Rate

Demand	$1,190,665	0.04%	$1,062,890	0.04%
Money market	417,896	0.12%	358,037	0.11%
Savings	167,582	0.05%	140,999	0.05%
Time deposits $250,000 and under	23,365	0.25%	21,987	0.28%
Time deposits over $250,000	17,339	0.27%	17,064	0.31%
Total deposits	$1,816,847	0.06%	$1,600,977	0.06%

The scheduled maturities of our time deposits in denominations of more than $250,000 at December 31, 2022 are as follows:

Maturities of Time Deposits over $250,000

(Dollars in Thousands)

Three months or less	$9,583
Over three months through six months	3,063
Over six months through twelve months	1,825
Over twelve months	1,002
Total	$15,473

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Four of our clients carry deposit balances of more than 1% of our total deposits, none of which had a deposit balance of more than 3% of total deposits at December 31, 2022. The Company had no brokered deposits as of December 31, 2022 and 2021.

FHLB Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the FHLB as an alternative to retail deposit funds. We had no outstanding balances as of December 31, 2022 and 2021. The average balance of FHLB advances outstanding in 2022 and 2021 was $0. See “Liquidity Management” below for the details on the FHLB borrowings program.

Deferred Compensation Obligations

We maintain a nonqualified, unfunded deferred compensation plan for certain key management personnel.  Under this plan, participating employees may defer compensation, which will entitle them to receive certain payments upon retirement, death, or disability.  The plan provides for payments commencing upon retirement and reduced benefits upon early retirement, disability, or termination of employment. As of December 31, 2022 and 2021, our aggregate payment obligations under this plan totaled $11.3 million and $11.4 million, respectively.

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

Since our deposit growth strategy emphasizes core deposit growth, we have avoided relying on brokered deposits as a consistent source of funds. The Company had no brokered deposits as of December 31, 2022 and 2021.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio and stock issued by the FHLB. The FHLB determines limitations on the amounts of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of December 31, 2022 and 2021, the Company had no FHLB advances outstanding and had sufficient collateral to borrow an additional $322.4 million and $368.5 million, respectively. In addition, the Company had lines of credit with its correspondent banks to purchase overnight federal funds totaling $70 million at December 31, 2022 and 2021. No advances were made on these lines of credit as of December 31, 2022 and 2021.

The Company’s liquidity depends primarily on dividends paid to it as the sole shareholder of the Bank. The Bank’s ability to pay dividends to the Company may depend on whether the Bank will be in a position to pay dividends based on regulatory requirements and the performance of the Bank.

Maintenance of adequate liquidity requires that sufficient resources be available at all time to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, loans and securities available for sale. Our liquid assets at December 31, 2022 and 2021 totaled approximately $509.5 million and $858.2 million, respectively. Our liquidity level measured as the percentage of liquid assets to total assets was 25.9% and 43.7% as of December 31, 2022, and 2021, respectively.

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

The following tables summarizes short- and long-term material cash requirements as of December 31, 2022, which we believe that we will be able to fund these obligations through cash generated from our operations and available alternative sources of funds (dollars in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations	$1,489	$2,495	$1,696	$3,654	$9,334
Supplemental retirement plans	100	220	502	4,591	5,413
Time deposit maturities	30,854	9,027	305	-	40,186
Total	$32,443	$11,742	$2,503	$8,245	$54,933

Capital Resources and Capital Adequacy Requirements

In the past two years, our primary source of capital has been internally generated operating income through retained earnings. At December 31, 2022, total shareholders’ equity decreased to $126.6 million, representing a decrease of $16.0 million from December 31, 2021. The decrease was due to other comprehensive loss of $36.9 million, net of income taxes, due to the negative effect that rising treasury yields had on the unrealized market value adjustment of our available-for-sale investment portfolio during 2022, which was offset by net income of $22.9 million recorded to retained earnings. Also, retained earnings was reduced by the common stock dividend payments totaling $2.5 million during 2022. As of December 31, 2022, we had no material commitments for capital expenditures.

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

As of December 31, 2022, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action. For more information on our capital resources and capital adequacy requirements, see Note 19 to the Consolidated Financial Statements in Item 8 of this report.

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

Asset sensitivity indicates that in a rising interest rate environment the Company's net interest income would increase and in a decreasing interest rate environment the Company's net interest income would decrease. Liability sensitivity indicates that in a rising interest rate environment a Company's net interest income would decrease and in a decreasing interest rate environment the Company's net interest income would increase. For all of 2022, we were "asset-sensitive" meaning we expect our net interest income to increase as market rates increase and to decrease as market rates decrease. The relative level of asset sensitivity as of December 31, 2022 has decreased from 2021 primarily due to a decrease in interest-bearing cash balances that have floating rates. In the decreasing interest rate environments, we show a decline in net interest income as interest-bearing assets re-price lower while deposits remain at or near their floors.

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

As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2022, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on that assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no significant changes in the Company’s internal control over financial reporting during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the evaluation date.

ITEM 9B.  OTHER INFORMATION

None.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the section entitled “Corporate Governance and Board Matters,” and “Information About Directors and Executive Officers” in our Proxy Statement to be filed prior to the 2023 Annual Meeting of Shareholders.

The Company has adopted a Code of Ethics that applies to all staff including the Chief Executive Officer, and the Chief Financial Officer. A copy of the Code of Ethics will be provided to any person, without charge, upon written request to Corporate Secretary, Oak Valley Bancorp, 125 North Third Avenue, Oakdale, CA 95361. A copy of the Code of Ethics is also available at the Company’s website at www.ovcb.com.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that for the 2022 fiscal year the officers and directors of the Company complied with all applicable filing requirements, except for the late filings for the directors in the table below:

Name	Form	Transaction Type	Transaction Date	# of Shares	Filing Date
Lynn Dickerson	4	Purchase	01/31/22	98	02/28/22
Lynn Dickerson	4	Purchase	02/17/22	224	02/28/22
Lynn Dickerson	4	Purchase	02/18/22	678	02/28/22
Lynn Dickerson	4	Purchase	02/11/22	77	02/28/22
Lynn Dickerson	4	Purchase	04/28/22	1,000	05/03/22
Jay Gilbert	4	Sale	02/23/22	1,400	02/28/22
Allison Lafferty	4	Purchase	05/17/22	200	06/03/22
Allison Lafferty	4	Purchase	11/09/22	200	11/21/22
Daniel Leonard	4	Purchase	05/18/22	15	05/23/22

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Section entitled “Executive Compensation Discussion and Analysis” in our Proxy Statement to be filed prior to the 2023 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2022 with respect to shares of our common stock that are authorized to be issued under the Company’s 2018 Equity Plan. Shares subject to restricted stock awards are not included in the table below.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders	0	$0	506,345
Equity Compensation Plans Not Approved by Shareholders	0	0	0
Total	0	$0	506,345

Certain information required by this Item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed prior to the 2022 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the section entitled “Certain Relationship and Related Transactions” in our Proxy Statement to be filed prior to the 2023 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm is RSM US LLP, Issuing Office: San Francisco, CA, PCAOB ID: 49.

The information required by this Item is incorporated by reference to “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement to be filed prior to the 2023 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

(a)(3) Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of Oak Valley Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10 filed on July 31, 2008).

3.2	First Amendment to Articles of Incorporation of Oak Valley Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10 filed on July 31, 2008).

3.3	Bylaws, as amended and restated on June 21, 2022 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 12, 2022)

4.1	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.1 to the Form 10-K filed on March 13, 2020)

10.1	Oak Valley Community Bank Form of Director Retirement Agreement. (incorporated by reference to Exhibit 10.2 to the Form 10 filed on July 31, 2008)

10.2	Oak Valley Bancorp 2008 Equity Plan (incorporated by reference to Exhibit 4.2 to the Form S-8 filed on March 25, 2009).

10.3	Oak Valley Bancorp 2018 Equity Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders filed as of May 7, 2018). †

10.4	Oak Valley Community Bank Form of Executive Salary Continuation Agreement (incorporated by reference to Exhibit 10.4 to the Form 10-K filed on March 31, 2021).

10.5	Executive Employment Agreement between Richard A. McCarty and Oak Valley Bancorp dated March 19, 2021 (incorporated by reference to Exhibit 10.5 to the Form 10-K filed on March 31, 2021).

21	Subsidiaries of the Issuer (incorporated by reference to Exhibit 21 to the Form 10 filed on July 31, 2008).

23.1	Consent of Independent Registered Accounting Firm.

24	Power of Attorney (included on the signature page of this report).

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2022 and 2021, (ii) Consolidated Statements of Income for the Years Ended December 31, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022 and 2021, (iv) Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*          Furnished, not filed.

†         Indicates management contract or compensatory plan.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “1934 Act”) the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Oakdale, California on March 29, 2023.

OAK VALLEY BANCORP a California corporation

By:	/s/ CHRISTOPHER M. COURTNEY
Christopher M. Courtney, Chief Executive Officer

Pursuant to the requirements of the 1934 Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ DONALD L. BARTON	Director	March 29, 2023
Donald Barton

/s/ CHRISTOPHER M. COURTNEY	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2023
Christopher M. Courtney

/s/ LYNN R. DICKERSON	Director	March 29, 2023
Lynn R. Dickerson

/s/ JEFFREY A. GALL	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 29, 2023
Jeffrey A. Gall

/s/ JAMES L. GILBERT	Director	March 29, 2023
James L. Gilbert

/s/ THOMAS A. HAIDLEN	Director	March 29, 2023
Thomas A. Haidlen

/s/ H. RANDOLPH HOLDER	Director	March 29, 2023
H. Randolph Holder

/s/ DANIEL J. LEONARD	Director	March 29, 2023
Daniel J. Leonard

/s/ RONALD C. MARTIN	Director	March 29, 2023
Ronald C. Martin

/s/ JANET S. PELTON	Director	March 29, 2023
Janet S. Pelton

/s/ GARY STRONG	Director	March 29, 2023
Gary Strong

/s/ DANNY L. TITUS	Director	March 29, 2023
Danny L. Titus

/s/ TERRANCE P. WITHROW	Director	March 29, 2023
Terrance P. Withrow

/s/ ALLISON C. LAFFERTY	Director	March 29, 2023
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

Our management has evaluated our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO 2013) of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

/s/ CHRISTOPHER M. COURTNEY	/s/ JEFFREY A. GALL
Christopher M. Courtney, Chief Executive Officer	Jeffrey A. Gall, Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Oak Valley Bancorp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oak Valley Bancorp and its subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

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

Allowance for Loan Losses

As described in Notes 1 and 4 to the financial statements, the Company's allowance for loan losses (allowance) represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans and, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The allowance is evaluated on a regular basis by management and is based on management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. The allowance is comprised of three components: (1) specific valuation allowances determined in accordance with Accounting Standards Codification (ASC) Topic 310 based on probable losses on specific loans, which represented $0 at December 31, 2022; (2) a historical allowance determined in accordance with ASC Topic 450 based on historical loan loss experience for similar loans with similar characteristics and trends, adjusted, as necessary, to reflect the impact of current conditions; and (3) an adjustment to historical losses determined in accordance with ASC Topic 450 based on general economic conditions and other qualitative risk factors both internal and external to the Company.  The historical allowance combined with the adjustments for qualitative conditions represented $9,468,000 at December 31, 2022.

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

The primary audit procedures we performed to address this critical audit matter included, among others:

●

Obtaining an understanding of the management review control over the determination, review and approval of the qualitative factors and testing such control for design and operating effectiveness, as well as understanding and testing the controls over the data used in the determination of the qualitative factors.

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

San Francisco, California

March 29, 2023

OAK VALLEY BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)
	December 31,	December 31,
	2022	2021
ASSETS
Cash and due from banks	$415,803	$735,332
Federal funds sold	13,830	42,935
Cash and cash equivalents	429,633	778,267

Securities - available for sale	527,438	262,889
Securities - equity investments	2,990	3,391
Loans, net of deferred loan fees and costs, less allowance for loan losses of $9,468 and $10,738 at December 31, 2022 and 2021, respectively	905,035	847,847
Cash surrender value of life insurance	30,218	29,469
Bank premises and equipment, net	15,300	15,422
Goodwill and other intangible assets, net	3,558	3,647
Interest receivable and other assets	54,174	23,546

	$1,968,346	$1,964,478

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$1,814,297	$1,806,966
Interest payable and other liabilities	27,423	14,900
Total liabilities	1,841,720	1,821,866

Commitments and contingent liabilities (Note 13)

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,257,894 and 8,239,099 shares issued and outstanding at December 31, 2022 and 2021, respectively	25,435	25,435
Additional paid-in capital	5,190	4,689
Retained earnings	126,728	106,300
Accumulated other comprehensive (loss) income, net of tax	(30,727)	6,188
Total shareholders’ equity	126,626	142,612

	$1,968,346	$1,964,478

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)	YEAR ENDED DECEMBER 31,
	2022	2021
INTEREST INCOME
Interest and fees on loans	$38,887	$43,766
Interest on securities	14,155	5,403
Interest on federal funds sold	415	36
Interest on deposits with banks	7,738	601
Total interest income	61,195	49,806

INTEREST EXPENSE
Deposits	1,119	971
Total interest expense	1,119	971

Net interest income	60,076	48,835
(Reversal of) provision for loan losses	(1,350)	(635)

Net interest income after reversal of provision for loan losses	61,426	49,470

NON-INTEREST INCOME
Service charges on deposits	1,596	1,287
Debit card transaction fee income	1,734	1,693
Earnings on cash surrender value of life insurance	749	719
Mortgage commissions	73	152
Gains on calls and sales of available-for-sale securities	0	154
Other	1,419	1,421
Total non-interest income	5,571	5,426

NON-INTEREST EXPENSE
Salaries and employee benefits	23,045	20,210
Occupancy expenses	4,151	3,972
Data processing fees	2,343	2,117
Regulatory assessments (FDIC & DFPI)	927	649
Other operating expenses	6,842	6,271
Total non-interest expense	37,308	33,219

Net income before provision for income taxes	29,689	21,677

Total provision for income taxes	6,787	5,340
Net Income	$22,902	$16,337

Net income per share	$2.80	$2.01

Net income per diluted share	$2.79	$2.00

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEAR ENDED DECEMBER 31,
(dollars in thousands)	2022	2021

Net income	$22,902	$16,337
Other comprehensive loss:
Unrealized losses on securities:
Unrealized holding loss arising during the period	(52,410)	(1,984)
Less: reclassification for net gains included in net income	0	(154)
Other comprehensive loss, before tax benefit	(52,410)	(2,138)
Tax benefit related to items of other comprehensive loss	15,495	632
Total other comprehensive loss	(36,915)	(1,506)
Comprehensive (Loss) Income	$(14,013)	$14,831

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	YEAR ENDED DECEMBER 31, 2022 AND 2021
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2021	8,218,873	$25,435	$4,216	$92,349	$7,694	129,694
Restricted stock issued	31,207	0	0	0	0	0
Restricted stock forfeited	(4,500)	0	0	0	0	0
Restricted stock surrendered for tax withholding	(6,481)	0	(108)	0	0	(108)
Cash dividends declared $0.29 per share of common stock	0	0	0	(2,386)	0	(2,386)
Stock based compensation	0	0	581	0	0	581
Other comprehensive loss	0	0	0	0	(1,506)	(1,506)
Net income	0	0	0	16,337	0	16,337
Balances, December 31, 2021	8,239,099	$25,435	$4,689	$106,300	$6,188	$142,612

Balances, January 1, 2022	8,239,099	$25,435	$4,689	$106,300	6,188	142,612
Restricted stock issued	27,047	0	0	0	0	0
Restricted stock forfeited	(1,800)	0	0	0	0	0
Restricted stock surrendered for tax withholding	(6,452)	0	(121)	0	0	(121)
Cash dividends declared $0.30 per share of common stock	0	0	0	(2,474)	0	(2,474)
Stock based compensation	0	0	622	0	0	622
Other comprehensive loss	0	0	0	0	(36,915)	(36,915)
Net income	0	0	0	22,902	0	22,902
Balances, December 31, 2022	8,257,894	$25,435	$5,190	$126,728	$(30,727)	$126,626

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
(dollars in thousands)	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,902	$16,337
Adjustments to reconcile net income to net cash from operating activities:
(Reversal of) provision for loan losses	(1,350)	(635)
Decrease in deferred fees/costs, net	(197)	(3,120)
Depreciation	1,312	1,326
Amortization of investment securities, net	1,328	410
Unrealized loss on equity securities	475	99
Amortization of operating lease right-of-use asset	(161)	(184)
Stock based compensation	622	581
Gain on calls and sale of available for sale securities	0	(154)
Earnings on cash surrender value of life insurance	(749)	(719)
(Decrease) increase in deferred tax asset	(489)	134
Increase in interest payable and other liabilities	875	1,455
(Increase) decrease in interest receivable	(3,872)	1,631
Decrease (increase) in other assets	2,624	(5,975)
Net cash from operating activities	23,320	11,186

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(358,845)	(79,865)
Purchases of equity securities	(74)	(64)
Proceeds from maturities, calls, and principal paydowns of securities available for sale	40,558	36,205
Investment in LIHTC	(1,241)	(530)
Net increase (decrease) in loans	(55,641)	153,154
Purchase of FHLB Stock	(257)	(735)
Purchase of BOLI policies	0	(3,425)
Purchases of premises and equipment	(1,190)	(978)
Net cash (used in) from investing activities	(376,690)	103,762

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(2,474)	(2,386)
Net increase in demand deposits and savings accounts	7,655	436,485
Net (decrease) increase in time deposits	(324)	2,672
Tax withholding payments on vested restricted shares surrendered	(121)	(108)
Net cash from financing activities	4,736	436,663

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(348,634)	551,611

CASH AND CASH EQUIVALENTS, beginning of period	778,267	226,656

CASH AND CASH EQUIVALENTS, end of period	$429,633	$778,267

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,119	$971
Operating leases	$1,331	$1,249
Income taxes	$3,910	$5,724

NON-CASH INVESTING ACTIVITIES:
Change in unrealized (loss) gain on securities	$(52,410)	$2,138
Change in contributions payable to LIHTC limited partner investment	$10,500	$0
Right-of-use asset obtained in exchange for new operating lease liability	$(2,389)	$(3,071)

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

The Company was incorporated under the laws of the State of California on May 31, 1990 and began operations in Oakdale on May 28, 1991. The Company operates branches in Oakdale, Sonora, Bridgeport, Bishop, Mammoth Lakes, Modesto, Manteca, Patterson, Turlock, Ripon, Stockton, Escalon, Sacramento, and Roseville, California. The Bridgeport, Mammoth Lakes, and Bishop branches operate as a separate division, Eastern Sierra Community Bank. The Company’s primary source of revenue is providing loans to customers who are predominantly middle-market businesses.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the Company’s consolidated financial statements include the allowance for loan losses, accounting for income taxes, fair value measurements and goodwill impairment. Actual results could differ from these estimates.

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Subsequent events — The Company has evaluated events and transactions subsequent to December 31, 2022 through the date of the filing for potential recognition or disclosure.

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

The Company files income tax returns in the U.S. federal jurisdiction, and the State of California. With few exceptions, the Company is no longer subject to U.S. federal tax examinations by tax authorities for years before 2019 or to state/local income tax examinations by tax authorities for years before 2018.

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

Advertising costs — The Company expenses marketing costs as they are incurred. Advertising expense was $355,000 and $405,000 for the years ended December 31, 2022 and 2021, respectively.

Comprehensive income — Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items previously recorded directly to shareholders’ equity, such as unrealized gains and losses on securities available for sale. Comprehensive income is presented in the statements of comprehensive income and as a component of shareholders’ equity. For the years ended December 31, 2022 and 2021, $0 and $108,000 net of tax, respectively, was reclassified from comprehensive income into net income related to gains on called available for sale securities.

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

Stock based compensation — The Company recognizes in the consolidated statements of income the grant-date fair value of restricted stock, stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The Company uses the straight-line recognition of expenses for awards with graded vesting. The fair value of each restricted stock grant is based on the closing market price of the Company’s stock on the date of grant. The Company issued restricted stock grants totaling 27,047 and 31,207 shares in 2022 and 2021, respectively.

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of December 31, 2022 and 2021. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

Revenue recognition — Revenue from deposit account-related fees, including general service fees charged for deposit account maintenance and activity and transaction-based fees charged for certain services, such as debit card, wire transfer or overdraft activities, is recognized when the performance obligation is completed, which is generally after a transaction is completed or monthly for account maintenance services. Investment advisory service fees are received from a third-party broker-dealer as part of a revenue sharing agreement for fees earned from customers that the Company refers to the third party for services that include custody of assets, investment management, trust services, and other fiduciary activities. Revenue is recognized when the performance obligation is completed, which is generally monthly.

Reclassifications — Certain prior year amounts have been reclassified to conform to the current year presentation. There was no effect on net income or shareholders’ equity as a result of reclassifications.

Goodwill and other intangible assets — As of December 31, 2022 intangible assets are comprised of goodwill of $3,313,000 and core deposit intangibles of $245,000, which were acquired through a business combination, as compared to goodwill of $3,313,000 and core deposit intangible of $334,000 as of December 31, 2021. Intangible assets with definite useful lives are amortized over their respective estimated useful lives. If an event occurs that indicates the carrying amount of an intangible asset may not be recoverable, management reviews the asset for impairment. Any goodwill and any intangible asset acquired in a purchase business combination determined to have an indefinite useful life is not amortized, but is evaluated for impairment, at a minimum, on an annual basis.

The core deposit intangible represents the estimated future benefits of acquired deposits and is booked separately from the related deposits. The value of the core deposit intangible asset was determined using a discounted cash flow approach to arrive at the cost differential between the core deposits (non-maturity deposits such as transaction, savings and money market accounts) and alternative funding sources. The core deposit intangible is amortized on an accelerated basis over an estimated ten-year life, and it is evaluated periodically for impairment. No impairment loss was recognized as of December 31, 2022. At December 31, 2022, the core deposit intangibles future estimated amortization expense is as follows:

(in thousands)	2023	2024	2025	Total
Core deposit intangible amortization	$86	$82	$77	$245

The Company applies a qualitative analysis of conditions in order to determine if it is more likely than not that the carrying value is impaired. In the event that the qualitative analysis suggests that the carrying value of goodwill may be impaired, the Company uses several quantitative valuation methodologies in evaluating goodwill for impairment that includes assumptions made concerning the future earnings potential of the organization, and a market-based approach that looks at values for organizations of comparable size, structure and business model. The current year's review of qualitative factors did not indicate that impairment has occurred, as such no quantitative analysis was performed at December 31, 2022.

Recently Issued Accounting Standards —

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). This update revises the methodology used by financial institutions under GAAP to recognize credit losses in the financial statements.  Currently, GAAP requires the use of the incurred loss model, whereby financial institutions recognize in current period earnings, incurred credit losses and those inherent in the financial statements, as of the date of the balance sheet.  This guidance results in a new model for estimating the allowance for loan and lease losses, commonly referred to as the Current Expected Credit Loss (“CECL”) model.  Under the CECL model, financial institutions are required to estimate future credit losses and recognize those losses in current period earnings.  The amendments within the update are effective for fiscal years and all interim periods beginning after December 15, 2019, with early adoption permitted.  In October 2019, FASB approved an amendment that will delay the adoption of this ASU for three years for certain entities including the Company since we are classified as a Small Reporting Company. Accordingly, this ASU became effective for the Company on January 1, 2023. Upon adoption of the amendments within this update, the Company made a cumulative-effect adjustment of $629,090 to the opening balance of retained earnings.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief. This ASU allows an option for entities to irrevocably elect the fair value option on an instrument-by-instrument basis for eligible financial assets measured at amortized cost basis upon adoption of the credit loss standards. This amendment provides relief for those entities electing the fair value option on newly originated or purchased financial assets, while maintaining existing similar financial assets at amortized cost, avoiding the requirement to maintain dual measurement methods for similar assets. The fair value option does not apply to held-to-maturity debt securities. The effective date for this ASU was the same as for ASU 2016-13, as discussed above. We evaluated this ASU in conjunction with ASU 2016-13 and determined not to elect the fair value option on any instruments, therefore there was no impact on our financial condition and results of operations.

In March 2020, FASB issued ASU 2020-04 - Reference Rate Reform (Subtopic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. The ASU was effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, FASB Issued ASU 2022-06 to defer the sunset date from December 31, 2022 to December 31, 2024. The Company has evaluated the provisions of this ASU and does not expect it will have a material impact on our consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings in Accounting Standards Codification (“ASC”) Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, ASU 2022-02 requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. ASU 2022-02 became effective on January 1, 2023. The adoption of ASU 2022-02 did not have a significant impact on our consolidated financial statements.

NOTE 2 — CASH AND DUE FROM BANKS

Cash and due from banks includes balances with the Federal Reserve Bank and other correspondent banks. Prior to March 2020, the Federal Reserve Bank required the Company to maintain a minimum reserve balance based on a percentage of the Company’s deposit liabilities. Effective March 26, 2020, the Federal Reserve Bank reduced the reserve requirement ratios to zero percent, which eliminated the reserve requirements for all depository institutions. As of December 31, 2022 and 2021, the Company had Federal Reserve Bank balances of $225,366,000 and $690,404,000, respectively, which would have exceeded the reserve requirement if it was still in effect. In addition, the Company maintains other cash equivalent balances, of which insured balances totaled $177,661,000 and uninsured balances totaled $26,606,000 as of December 31, 2022.

NOTE 3 — SECURITIES

Equity Securities

The Company held equity securities with fair values of $2,990,000 and $3,391,000 at December 31, 2022 and December 31, 2021, respectively. There were no sales of equity securities during the year ended December 31, 2022 or 2021. Consistent with ASU 2016-01, these securities are carried at fair value with the changes in fair value recognized in the consolidated statements of income. Accordingly, the Company recognized unrealized losses of $475,000 and $99,000 during the years ended December 31, 2022 and 2021, respectively.

Debt Securities

Debt securities have been classified in the financial statements as available for sale. The amortized cost and estimated fair values of debt securities as of December 31, 2022 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$94,142	$18	$(5,439)	$88,721
Collateralized mortgage obligations	5,094	0	(483)	4,611
Municipalities	361,643	1,017	(31,079)	331,581
SBA pools	2,358	10	(6)	2,362
Corporate debt	47,512	0	(5,452)	42,060
Asset backed securities	60,313	11	(2,221)	58,103
	$571,062	$1,056	$(44,680)	$527,438

The following tables detail the gross unrealized losses and fair values aggregated of debt securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2022.

(dollars in thousands)	Less than 12 months		12 months or more		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	$81,936	(4,451)	3,972	(988)	$85,908	$(5,439)
Collateralized mortgage obligations	4,278	(431)	333	(52)	4,611	(483)
Municipalities	216,154	(16,782)	46,348	(14,297)	262,502	(31,079)
SBA pools	0	0	975	(6)	975	(6)
Corporate debt	30,971	(3,041)	11,089	(2,411)	42,060	(5,452)
Asset backed securities	36,275	(1,669)	14,043	(552)	50,318	(2,221)
Total temporarily impaired securities	$369,614	$(26,374)	$76,760	$(18,306)	$446,374	$(44,680)

At December 31, 2022, thirty-five municipalities, ten asset-backed securities, four Small Business Administration pools, five corporate debts, seven U.S. agencies, and one collateralized mortgage obligations make up the total debt securities in an unrealized loss position for greater than 12 months. At December 31, 2022, fourteen asset backed securities, ninety-seven municipalities, nine corporate debts, forty-five U.S. agencies, and four collateralized mortgage obligations make up the total debt securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including, the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and the volatility of the security’s fair value. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to interest rate changes and the Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities at December 31, 2022, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	105,641	100,233
Due after one year through five years	147,283	142,537
Due after five years through ten years	238,280	210,565
Due after ten years	79,858	74,103
	$571,062	$527,438

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

The Company recognized gross realized gains of $0 and $94,000 during 2022 and 2021, respectively, on certain available-for-sale securities that were called. There were no sales of available-for-sale securities in 2022 and 2021.

Securities carried at $242,023,000 and $202,610,000 at December 31, 2022 and 2021, respectively, were pledged to secure deposits of public funds.

NOTE 4 — LOANS

The Company’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Sacramento, Placer, Inyo, and Mono Counties. As of December 31, 2022, approximately 85% of the Company’s loans are commercial real estate loans which includes construction loans. Approximately 9% of the Company’s loans are for general commercial uses including professional, retail, and small business. Also included in the commercial and industrial loans in the table below are Paycheck Protection Program loans (as described below) totaling $1,831,000 and $30,503,000 as of December 31, 2022 and 2021, respectively. Additionally, 4% of the Company’s loans are for residential real estate and other consumer loans. The remaining 2% are agriculture loans.

Loan totals were as follows:

(in thousands)	December 31, 2022	December 31, 2021
Commercial real estate:
Commercial real estate- construction	$31,257	$25,737
Commercial real estate- mortgages	650,180	583,620
Land	12,539	3,101
Farmland	85,989	76,670
Commercial and industrial	82,506	109,554
Consumer	375	416
Consumer residential	31,861	28,439
Agriculture	21,051	32,500
Total loans	915,758	860,037

Less:
Deferred loan fees and costs, net	(1,255)	(1,452)
Allowance for loan losses	(9,468)	(10,738)
Net loans	$905,035	$847,847

Paycheck Protection Program. With the passage of the Paycheck Protection Program (“PPP”), administered by the SBA under the Coronavirus Aid, Relief and Economic Security Act (as amended, the “CARES Act”), the Company assisted its customers with applications for resources through the program. PPP loans have a two-year term if the loan was approved by the SBA prior to June 5, 2020, and loans approved after that date have a five-year term. All PPP loans earn a contractual interest rate of 1%. SBA forgiveness payments resulted in loan pay-offs of approximately $282 million in 2021 and $29 million in 2022. During 2021, the Company received approvals with the SBA for 924 Second Draw PPP loans, representing approximately $100,698,000 in funding. PPP outstanding balances totaled $1,831,000 and $30,503,000 as of December 31, 2022 and December 31, 2021, respectively. As a result of funding the PPP loans, the Company received fee income that is recorded to total interest income net of deferred loan costs, through amortization over the life of the loans. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government; in addition, the Federal Reserve has indicated that unless a bank has a reason to believe that the SBA guarantee on PPP loans would be jeopardized, then no reserve would be expected on an SBA-guaranteed PPP loan. Therefore, no allowance for credit losses has been allocated by the Company for these PPP loans. Should those circumstances change, the Company could be required to establish additional allowance for credit losses through additional provision for credit loss expense charged to earnings.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2022, approximately 38% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

As of December 31, 2022 and 2021, there were no loans classified as non-accrual loans.

The following table analyzes past due loans, segregated by class of loans, as of December 31, 2022 (in thousands):

December 31, 2022	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	90 Days or More Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$31,257	$31,257	$0
Commercial R.E. - mortgages	0	0	0	0	650,180	650,180	0
Land	0	0	0	0	12,539	12,539	0
Farmland	0	0	0	0	85,989	85,989	0
Commercial and industrial	0	0	0	0	82,506	82,506	0
Consumer	0	0	0	0	375	375	0
Consumer residential	0	0	0	0	31,861	31,861	0
Agriculture	0	0	0	0	21,051	21,051	0
Total	$0	$0	$0	$0	$915,758	$915,758	$0

The following table analyzes past due loans, segregated by class of loans, as of December 31, 2021 (in thousands):

December 31, 2021	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	90 Days or More Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$25,737	$25,737	$0
Commercial R.E. - mortgages	0	0	0	0	583,620	583,620	0
Land	0	0	0	0	3,101	3,101	0
Farmland	0	0	0	0	76,670	76,670	0
Commercial and industrial	0	0	0	0	109,554	109,554	0
Consumer	0	0	0	0	416	416	0
Consumer residential	0	0	0	0	28,439	28,439	0
Agriculture	0	0	0	0	32,500	32,500	0
Total	$0	$0	$0	$0	$860,037	$860,037	$0

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

Impaired loans by class as of December 31, 2022 and 2021 are set forth in the following tables. No interest income was recognized on impaired loans subsequent to their classification as impaired during 2022 and 2021.

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
December 31, 2022
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	0	0	0	0	0	0
Farmland	0	0	0	0	0	0
Commercial and Industrial	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$0

(in thousands)	Unpaid Contractual Principal Balance	Recorded Investment With No Allowance	Recorded Investment With Allowance	Total Recorded Investment	Related Allowance	Average Recorded Investment
December 31, 2021
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	0	0	0	0	0	166
Farmland	0	0	0	0	0	0
Commercial and Industrial	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$166

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

At December 31, 2022 and 2021, there were no loans classified as troubled debt restructurings, and therefore there were no loans modified as troubled debt restructurings within the previous twelve months and for which there was a payment default during the twelve months ended December 31, 2022 and 2021. A loan is considered to be in payment default once it is ninety days contractually past due under the modified terms.

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

As of December 31, 2022 and 2021, there are no loans that are classified with risk grades of 8- Loss.

The following table presents weighted average risk grades of our loan portfolio.

	December 31, 2022	December 31, 2021
	Weighted Average Risk Grade	Weighted Average Risk Grade
Commercial real estate:
Commercial real estate - construction	3.00	3.00
Commercial real estate - mortgages	3.07	3.08
Land	3.00	3.00
Farmland	3.00	3.09
Commercial and industrial	2.99	3.01
Consumer	1.93	1.81
Consumer residential	3.00	3.00
Agriculture	3.00	3.23
Total gross loans	3.05	3.07

The following table presents risk grade totals by class of loans as of December 31, 2022 and 2021. Risk grades 1 through 4(W) have been aggregated in the “Pass” line.

(in thousands)	Commercial R.E. Construction	Commercial R.E. Mortgages	Land	Farmland	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total

December 31, 2022
Pass	$31,257	$636,451	$12,539	$85,989	$79,734	$356	$31,829	$21,051	$899,206
Special mention	-	9,004	-	-	2,522	-	-	-	11,526
Substandard	-	4,725	-	-	250	19	32	-	5,026
Total loans	$31,257	$650,180	$12,539	$85,989	$82,506	$375	$31,861	$21,051	$915,758

December 31, 2021
Pass	$25,737	$574,774	$3,101	$75,889	$107,154	$395	$28,404	$32,500	$847,954
Special mention	-	8,846	-	-	1,647	-	-	-	10,493
Substandard	-	-	-	781	753	21	35	-	1,590
Total loans	$25,737	$583,620	$3,101	$76,670	$109,554	$416	$28,439	$32,500	$860,037

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

The following table details activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2022 and 2021. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Loan Losses
For the Years Ended December 31, 2022 and 2021

(in thousands)	Commercial Real Estate	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total
Year Ended December 31, 2022
Beginning balance	$9,404	$711	$6	$327	$290	$10,738
Charge-offs	0	0	(53)	0	0	(53)
Recoveries	123	0	9	1	0	133
Provision for (reversal of) loan losses	(1,154)	(99)	43	(22)	(118)	(1,350)
Ending balance	$8,373	$612	$5	$306	$172	$9,468

Year Ended December 31, 2021
Beginning balance	$9,310	$1,079	$22	$325	$561	$11,297
Charge-offs	0	0	(25)	0	0	(25)
Recoveries	93	0	7	1	0	101
Provision for (reversal of) loan losses	1	(368)	2	1	(271)	(635)
Ending balance	$9,404	$711	$6	$327	$290	10,738

The following table details the allowance for loan losses and ending gross loan balances as of December 31, 2022 and 2021, summarized by collective and individual evaluation methods of impairment.

(in thousands)
December 31, 2022	Commercial Real Estate	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total
Allowance for loan losses for loans:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	8,373	612	5	306	172	9,468
	$8,373	$612	$5	$306	$172	$9,468

Ending gross loan balances:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	779,965	82,506	375	31,861	21,051	915,758
	$779,965	$82,506	$375	$31,861	$21,051	$915,758

December 31, 2021
Allowance for loan losses for loans:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	9,404	711	6	327	290	10,738
	$9,404	$711	$6	$327	$290	$10,738

Ending gross loan balances:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	689,128	109,554	416	28,439	32,500	860,037
	$689,128	$109,554	$416	$28,439	$32,500	$860,037

Changes in the allowance for undisbursed loan commitments were as follows:

(in thousands)	YEARS ENDED DECEMBER 31,
	2022	2021
Balance, beginning of year	$469	$379
Provision charged to operations for off balance sheet	77	90
Balance, end of year	$546	$469

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

At December 31, 2022 and 2021, loans carried at $915,758,000 and $860,037,000, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 5 — PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows:

(in thousands)	DECEMBER 31,
	2022	2021
Land	$5,195	$5,195
Building	10,790	10,557
Leasehold improvements	5,357	5,224
Furniture, fixtures, and equipment	4,735	3,949
Branch construction work-in-process	239	209
	26,316	25,134

Less accumulated depreciation	(11,016)	(9,712)
	$15,300	$15,422

Depreciation expense was $1,312,000 and $1,326,000 for the years ended December 31, 2022 and 2021, respectively.

NOTE 6 — INTEREST RECEIVABLE AND OTHER ASSETS

Interest receivable and other assets are summarized as follows:

(in thousands)	DECEMBER 31,
	2022	2021
Net deferred tax asset	$17,134	$2,129
Restricted equity securities	5,236	5,493
Interest income receivable on loans	2,465	2,326
Interest income receivable on investments	5,465	1,732
Investments in limited partnerships	14,582	4,359
Lease right of use asset	7,755	6,534
Prepaid expenses and other	1,537	973
	$54,174	$23,546

NOTE 7 — DEPOSITS

Deposit totals were as follows:

	DECEMBER 31,
(in thousands)	2022	2021

Demand	$1,202,321	$1,210,153
Money market deposit accounts	405,797	401,072
Savings	165,994	155,231
Time deposits $250,000 and under	24,712	21,948
Time deposits over $250,000	15,473	18,562
Total deposits	$1,814,297	$1,806,966

Time deposits issued and their remaining maturities at December 31, 2022, are as follows (in thousands):

Year ending December 31,
2023	$30,855
2024	5,274
2025	3,753
2026	6
2027	297
$40,185

NOTE 8 — FHLB ADVANCES

At December 31, 2022, the Company had no outstanding advances from the Federal Home Loan Bank (“FHLB”). Unused and available advances totaled $322,369,000 at December 31, 2022.  Loans carried at $915,758,000 as of December 31, 2022, were pledged as collateral on advances from the Federal Home Loan Bank.

At December 31, 2021, the Company had no outstanding advances from the Federal Home Loan Bank (“FHLB”). Unused and available advances totaled $368,455,000 at December 31, 2021.  Loans carried at $860,037,000 as of December 31, 2021, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 9 — INTEREST ON DEPOSITS

Interest on deposits was comprised of the following:

	YEARS ENDED DECEMBER 31,
(in thousands)	2022	2021

Savings and other deposits	$1,015	$857
Time deposits over $250,000	46	53
Time deposits $250,000 and under	58	61
	$1,119	$971

NOTE 10 — INCOME TAXES

The provision for income taxes consists of the following:

(in thousands)	YEARS ENDED DECEMBER 31,
	2022	2021
Current
Federal	$3,364	$3,152
State	2,934	2,322
	6,298	5,474
Deferred
Federal	294	(119)
State	195	(15)
	489	(134)

	$6,787	$5,340

The components of the Company’s deferred tax assets and liabilities (included in accrued interest and other assets on the consolidated balance sheets), is shown below:

(in thousands)	DECEMBER 31,
	2022	2021
Deferred tax assets:
Allowance for loan losses	$2,800	$3,175
Restricted stock expense	129	120
Accrued vacation	184	192
Accrued salary continuation liability	1,600	1,499
Deferred compensation	78	78
Core deposit intangible	90	84
Merger Costs	63	71
Reserve for undisbursed commitments	162	139
OREO expenses	0	173
State income tax	616	488
Holding company organization fees	1	4
Unrealized loss on securities available for sale	12,897	0
	18,620	6,023
Deferred tax liabilities:
Prepaid expenses	(79)	(102)
FHLB dividends	(144)	(144)
Accumulated depreciation	(193)	(97)
Accrued bonus	(6)	(3)
Deferred loan costs	(372)	(406)
Goodwill Amortization	(457)	(392)
Limited partner investment in small business equity fund	(235)	(153)
Unrealized gain on securities available for sale	0	(2,597)
	(1,486)	(3,894)

Net deferred income tax asset	$17,134	$2,129

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

The Company had no liabilities for unrecognized tax benefits as of December 31, 2022 and 2021.

The effective tax rate for 2022 and 2021 differs from the current Federal statutory income tax rate as follows:

	YEARS ENDED DECEMBER 31,
	2022	2021

Federal statutory income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	8.6%	8.6%
Tax exempt interest on municipal securities and loans	-5.9%	-3.8%
Other	-0.8%	-1.2%
Effective tax rate	22.9%	24.6%

Oak Valley Bancorp files a consolidated return in the U.S. Federal tax jurisdiction and a combined report in the State of California tax jurisdiction.  None of the entities are subject to examination by taxing authorities for years before 2019 for U.S. federal or for years before 2018 for California.

NOTE 11 — STOCK OPTION PLAN

The Company currently has two equity based incentive plans, the Oak Valley Bancorp 2008 Stock Plan and the Oak Valley Bancorp 2018 Stock Plan. The 2018 Stock Plan provides for awards in the form of incentive stocks, non-statutory stock options, stock appreciation rights and restrictive stocks. Under the 2018 Plan, the Company is authorized to issue 607,500 shares of its common stock to key employees and directors as incentive and non-qualified stock options, respectively, at a price equal to the fair value on the date of grant. The Plan provides that the options are exercisable in equal increments over a five-year period from the date of grant or over any other schedule approved by the Board of Directors. All incentive stock options expire no later than ten years from the date of grant. Future grants are not permitted under the 2008 Stock Plan and will all be issued from the 2018 Stock Plan until it expires. As of December 31, 2022, 506,345 shares were available to be issued under the 2018 Stock Plan pursuant to new grants.

For the years ended December 31, 2022 and 2021, there were no stock options outstanding at any time and therefore no stock option exercises in either year. All outstanding stock options became fully vested during 2014 and therefore there is no remaining unrecognized stock option compensation expense.

A summary of the status of the Company’s restricted stock and changes during the years ended December 31, 2022 and 2021 are presented below.

	DECEMBER 31, 2022		DECEMBER 31, 2021
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	87,850	$18.50	89,828	$19.32
Issued	27,047	$18.86	31,207	$16.60
Vested	(31,074)	$19.06	(28,685)	$19.12
Forfeited	(1,800)	$17.69	(4,500)	$17.74
Unvested at end of year	82,023	$18.43	87,850	$18.50

The Company issued 27,047 shares of restricted stock in 2022 with a weighted average fair value of $18.86 per share. For the year ended December 31, 2022, total compensation expense recorded in the consolidated statements of income related to restricted stock awards was $623,000, with an offsetting tax benefit of $184,000, as this expense is deductible for income tax purposes. The Company recorded an additional tax expense of $3,000 to income tax expense to adjust for the full tax deduction of the vested restricted stock, which is equal to the fair value on the vesting date, as the tax benefit from the restricted stock expense is based on the grant date fair value. As of December 31, 2022, there was $1,037,000 of total unrecognized compensation cost related to restricted stock awards which is expected to be recognized over a weighted-average period of 3.23 years. During 2022, shares of restricted stock awards totaling 31,074 with a fair value of $582,000, based on the vested date of each award, were vested and became unrestricted.

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

The Company’s calculation of EPS including basic EPS, which does not consider the effect of common stock equivalents and diluted EPS, which considers all dilutive common stock equivalents is as follows:

	YEAR ENDED DECEMBER 31, 2022
		Weighted Avg
(dollars in thousands)	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$22,902	8,169,078	$2.80

Effect of dilutive securities:
Non-vested restricted stock	—	35,691
Total dilutive shares		35,691

Diluted EPS:
Net income per diluted share	$22,902	8,204,769	$2.79

	YEAR ENDED DECEMBER 31, 2021
		Weighted Avg
(dollars in thousands)	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$16,337	8,145,028	$2.01

Effect of dilutive securities:
Non-vested restricted stock	—	33,712
Total dilutive shares		33,712

Diluted EPS:
Net income per diluted share	$16,337	8,178,740	$2.00

NOTE 13 — COMMITMENTS AND CONTINGENCIES

The Company is obligated for rental payments under certain operating lease agreements, some of which contain renewal options and escalation clauses that provide for increased rentals. Total rental expense for the years ended December 31, 2022 and 2021, was $1,295,000 and $1,228,000, respectively.

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

The Company determined the operating lease liability for new lease agreements and renewal options in 2021 and 2022 by calculating the present value of future cash payments, excluding any future renewal options as it was not reasonably certain that they will be exercised. A discount rate was applied to the cash obligation schedule to calculate the present value of the operating lease liability. The discount rate was based on our incremental borrowing rate through our line of credit with the FHLB, for the borrowing term that was equal to the term of each lease. As of December 31, 2022, the weighted average remaining term of the lease contracts was 8.2 years, and the weighted average discount rate used to calculate the present value of the operating lease liability was 2.80%. As of December 31, 2021, the weighted average remaining term of the lease contracts was 7.5 years, and the weighted average discount rate used to calculate the present value of the operating lease liability was 2.02%. The operating lease liability totaled $8,007,000 and $6,821,000 as of December 31, 2022 and 2021, respectively, and is included in interest payable and other liabilities in the condensed consolidated balance sheet. The ROU asset totaled $7,755,000 and $6,534,000 as of December 31, 2022 and 2021, respectively, is recorded in interest receivable and other assets on the condensed consolidated balance sheet.

At December 31, 2022, the future minimum commitments under these operating leases are as follows (in thousands):

Year ending December 31,
2023	$1,489
2024	1,334
2025	1,160
2026	929
2027	767
Thereafter	3,655
$9,334
Reconciling items:
Present value discount	(1,327)
Present value of lease liabilities	$8,007

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

Financial instruments at December 31, 2022 whose contract amounts represent credit risk:

Contract
(in thousands)	Amount

Undisbursed loan commitments	$191,405
Checking reserve	1,250
Equity lines	16,597
Standby letters of credit	3,115
$212,367

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

NOTE 14 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of December 31, 2022 and 2021. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between levels during the years ended December 31, 2022 and 2021.

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

The estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2022 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$429,633	$429,633	1
Restricted equity securities	5,236	5,236	2
Loans, net	905,035	853,224	3
Interest receivable	8,438	8,438	2

Financial liabilities:
Deposits	(1,814,297)	(1,813,136)	3
Interest payable	(22)	(22)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(2,124)	3

The estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2021 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$778,267	$778,267	1
Restricted equity securities	5,493	5,493	2
Loans, net	847,847	852,975	3
Interest receivable	4,058	4,058	2

Financial liabilities:
Deposits	(1,806,966)	(1,807,032)	3
Interest payable	(20)	(20)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,811)	3

The following table presents the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the consolidated balance sheets at each respective period end, by level within the fair value hierarchy as of December 31, 2022 and 2021.

	Fair Value Measurements at December 31, 2022 Using
(in thousands)	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$88,721	$0	$88,721	$0
Collateralized mortgage obligations	4,611	0	4,611	0
Municipalities	331,581	0	331,581	0
SBA pools	2,362	0	2,362	0
Corporate debt	42,060	0	42,060	0
Asset backed securities	58,103	0	58,103	0

Equity Securities:
Mutual fund	$2,990	$2,990	$0	$0

Assets and liabilities measured on a non-recurring basis:	N/A

	Fair Value Measurements at December 31, 2021 Using
(in thousands)	December 31, 2021	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$22,170	$0	$22,170	$0
Collateralized mortgage obligations	899	0	899	0
Municipalities	176,242	0	176,242	0
SBA pools	3,708	0	3,708	0
Corporate debt	19,486	0	19,486	0
Asset backed securities	40,384	0	40,384	0

Equity Securities:
Mutual fund	$3,391	$3,391	$0	$0

Assets and liabilities measured on a non-recurring basis:	N/A

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

Impaired loans - ASC Topic 820 applies to loans measured for impairment using the practical expedients permitted by ASC Topic 310, Accounting by Creditors for Impairment of a Loan. The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Impaired loans where an allowance is established based on the fair value of collateral less the cost related to liquidation of the collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as non-recurring Level 3. Likewise, when an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as non-recurring Level 3. There were no impaired loans as of December 31, 2022 and 2021.

There have been no significant changes in the valuation techniques during the year ended December 31, 2022.

NOTE 15 — RELATED PARTY TRANSACTIONS

The Company, in the normal course of business, makes loans and receives deposits from its directors, officers, principal shareholders, and their associates. In management’s opinion, these transactions are on substantially the same terms as comparable transactions with other customers of the Company. Loans to directors, officers, shareholders, and affiliates are summarized below:

	YEARS ENDED DECEMBER 31,
(in thousands)	2022	2021

Aggregate amount outstanding, beginning of year	$5,622	$5,543
New loans or advances during year	10,066	6,020
Repayments during year	(11,633)	(5,941)
Aggregate amount outstanding, end of year	$4,055	$5,622

Related party deposits totaled $13,564,000 and $11,577,000 at December 31, 2022 and 2021, respectively.

From time to time, some of the Company’s Directors, directly or through affiliates, may perform services for the Bank. These activities are performed in the ordinary course of the Bank’s business and are subject to strict compliance with the policies outlined below. In 2022, the Company made payments totaling $782,000 to Crown Painting and Design Studio 120, companies affiliated with a Director’s daughter, for renovation and design work performed in connection with various projects and maintenance on the Bank’s branches. In 2021, the Company made payments totaling $601,000 to these same related party companies for similar services. Except for such payments, no other material services or activities were performed for purposes of Item 404(a) of Regulation S-K under the Exchange Act.

NOTE 16 — PROFIT SHARING PLAN

The profit sharing plan to which both the Company and eligible employees contribute was established in 1995. To be eligible, employees must complete six months of service and be 21 years of age or older. Bank contributions are voluntary and at the discretion of the Board of Directors. Contributions were approximately $921,000 and $833,000 for the years ended December 31, 2022 and 2021, respectively.

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

NOTE 18 — OTHER POST-RETIREMENT BENEFIT PLANS

Certain officers have entered into salary continuation agreements with the Company (the “Salary Continuation Agreements”). Under the Salary Continuation Agreements, the participants will be provided with a fixed annual retirement benefit for ten to twenty years after retirement. The Company is also responsible for certain pre-retirement death benefits under the Salary Continuation Agreements. In connection with the implementation of the Salary Continuation Agreements, the Company purchased single premium life insurance policies on the life of each of the officers covered under the Salary Continuation Agreements. The Company is the owner and partial beneficiary of these life insurance policies. The assets of the Salary Continuation Agreements, under Internal Revenue Service regulations, are owned by the Company and are available to satisfy the Company’s general creditors. In connection with the purchase of the life insurance policies, the Company entered into split-dollar life insurance agreements with each of the insured officers, which pays the officers’ beneficiaries a pre-determined death benefit amount as set forth in the agreement, with the remainder of the death benefit paid to the Company.

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

Future compensation under both types of arrangements is earned for services rendered through retirement. The Company accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the arrangements. The Company’s current benefit liability is determined based on vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which average approximately ten years. At December 31, 2022 and 2021, $5,413,000 and $5,070,000, respectively, has been accrued to date, and is included in other liabilities on the consolidated balance sheets.

The combined cash surrender value of all Bank-owned life insurance policies was $30,218,000 and $29,469,000 at December 31, 2022 and 2021, respectively.

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

The Company and Bank’s actual capital amounts and ratios at December 31, 2022 and 2021, are presented in the following table.

(in thousands)			Regulatory
	Actual		Minimum
Capital ratios for Bank:	Amount	Ratio	Amount	Ratio

As of December 31, 2022
Total capital (to Risk- Weighted Assets)	$163,593	12.4%	$138,578	>10.5%
Tier I capital (to Risk- Weighted Assets)	$153,579	11.6%	$112,182	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$153,579	11.6%	$92,386	>7.0%
Tier I capital (to Average Assets)	$153,579	7.6%	$81,286	>4.0%

As of December 31, 2021
Total capital (to Risk- Weighted Assets)	$143,871	13.6%	$110,780	>10.5%
Tier I capital (to Risk- Weighted Assets)	$132,664	12.6%	$89,679	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$132,664	12.6%	$73,853	>7.0%
Tier I capital (to Average Assets)	$132,664	7.00%	$76,310	>4.0%

Capital ratios for the Company:

As of December 31, 2022
Total capital (to Risk- Weighted Assets)	$163,810	12.4%	$138,584	>10.5%
Tier I capital (to Risk- Weighted Assets)	$153,796	11.7%	$112,187	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$153,796	11.7%	$92,389	>7.0%
Tier I capital (to Average Assets)	$153,796	7.6%	$81,289	>4.0%

As of December 31, 2021
Total capital (to Risk- Weighted Assets)	$143,984	13.7%	$110,784	>10.5%
Tier I capital (to Risk- Weighted Assets)	$132,777	12.6%	$89,683	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$132,777	12.6%	$73,856	>7.0%
Tier I capital (to Average Assets)	$132,777	7.0%	$76,313	>4.0%

NOTE 20.  PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

(dollars in thousands)
	December 31,	December 31,
	2022	2021
ASSETS

Cash	$165	$70
Investment in bank subsidiary	126,409	142,499
Other assets	53	45

Total assets	$126,627	$142,614

LIABILITIES AND SHAREHOLDERS’ EQUITY

Other liabilities	$1	$2

Total liabilities	$1	$2

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,257,894 and 8,239,099 shares issued and outstanding at December 31, 2022 and 2021, respectively	25,435	25,435
Additional paid-in capital	5,190	4,689
Retained earnings	126,728	106,300
Accumulated other comprehensive income, net of tax	(30,727)	6,188

Total shareholders’ equity	126,626	142,612

Total liabilities and shareholders' equity	$126,627	$142,614

OAK VALLEY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20.  PARENT ONLY CONDENSED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF INCOME

(dollars in thousands)	Year Ended December 31,
	2022	2021
INCOME
Dividends declared by subsidiary	$2,724	$2,385
Total income	2,724	2,385

EXPENSES
Salary expense	136	128
Employee benefit expense	623	580
Legal expense	44	51
Other operating expenses	108	114
Total expenses	911	873

Income before equity in undistributed income of subsidiary	1,813	1,512

Equity in undistributed net income of subsidiary	20,826	14,593
Income before income tax benefit	22,639	16,105

Income tax benefit	263	232

Net income	$22,902	$16,337

OAK VALLEY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20.  PARENT ONLY CONDENSED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF CASHFLOWS

	YEAR ENDED DECEMBER 31,
(dollars in thousands)	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,902	$16,337
Adjustments to reconcile net income to net cash from operating activities:
Undistributed net income of subsidiary	(20,826)	(14,593)
Stock based compensation	623	580
Decrease in other liabilities	(1)	(9)
Increase in other assets	(8)	(2)
Net cash from operating activities	2,690	2,313

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(2,724)	(2,385)
Inter-company dividend from bank subsidiary	250	0
Tax withholding payments on vested restricted shares surrendered	(121)	(108)
Net cash used in financing activities	(2,595)	(2,493)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	95	(180)

CASH AND CASH EQUIVALENTS, beginning of period	70	250

CASH AND CASH EQUIVALENTS, end of period	$165	$70

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$3,910	$5,724