Form 10-Q
period 2023-03-31
Oak Valley Bancorp
filed 2023-05-15
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,281,661 shares of common stock outstanding as of May 1, 2023.

Oak Valley Bancorp

March 31, 2023

PART I – FINANCIAL STATEMENTS

Item 1.	Financial Statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands)	March 31,	December 31,
	2023	2022
ASSETS
Cash and due from banks	$359,133	$415,803
Federal funds sold	30,270	13,830
Cash and cash equivalents	389,403	429,633

Securities - available for sale	532,550	527,438
Securities - equity investments	3,065	2,990
Loans, net of allowance for credit losses of $9,383 and $9,468 at March 31, 2023 and December 31, 2022, respectively	916,156	905,035
Cash surrender value of life insurance	30,407	30,218
Bank premises and equipment, net	15,122	15,300
Goodwill and other intangible assets, net	3,537	3,558
Interest receivable and other assets	50,434	54,174

	$1,940,674	$1,968,346

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$1,769,176	$1,814,297
Interest payable and other liabilities	30,028	27,423
Total liabilities	1,799,204	1,841,720

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,281,661 and 8,257,894 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	25,435	25,435
Additional paid-in capital	5,159	5,190
Retained earnings	134,003	126,728
Accumulated other comprehensive loss, net of tax	(23,127)	(30,727)
Total shareholders’ equity	141,470	126,626

	$1,940,674	$1,968,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
(in thousands, except per share amounts)	MARCH 31,
	2023	2022
INTEREST INCOME
Interest and fees on loans	$10,471	$9,122
Interest on securities	5,125	1,813
Interest on federal funds sold	288	10
Interest on deposits with banks	4,112	256
Total interest income	19,996	11,201

INTEREST EXPENSE
Deposits	452	243
Federal funds purchased	1	0
Total interest expense	453	243

Net interest income	19,543	10,958
Reversal of provision for credit losses	(460)	0

Net interest income after reversal of provision for credit losses	20,003	10,958

NON-INTEREST INCOME
Service charges on deposits	416	376
Debit card transaction fee income	405	413
Earnings on cash surrender value of life insurance	189	182
Mortgage commissions	9	35
Gains on sales of available-for-sale securities	143	0
Other	493	162
Total non-interest income	1,655	1,168

NON-INTEREST EXPENSE
Salaries and employee benefits	6,439	5,676
Occupancy expenses	1,187	1,035
Data processing fees	612	559
Regulatory assessments (FDIC & DFPI)	195	261
Other operating expenses	1,324	1,591
Total non-interest expense	9,757	9,122

Net income before provision for income taxes	11,901	3,004

Total provision for income taxes	2,676	635
Net Income	$9,225	$2,369

Net income per share	$1.13	$0.29

Net income per diluted share	$1.12	$0.29

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
(dollars in thousands)	2023	2022

Net income	$9,225	$2,369
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	10,933	(17,263)
Less: reclassification for net gains included in net income	(143)	0
Other comprehensive income (loss), before tax	10,790	(17,263)
Tax (expense) benefit related to items of other comprehensive income	(3,190)	5,104)
Total other comprehensive income (loss)	7,600	(12,159)
Comprehensive income (loss)	$16,825	$(9,790)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	THREE MONTHS ENDED MARCH 31, 2023 AND 2022
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2022	8,239,099	$25,435	$4,689	$106,300	$6,188	142,612
Restricted stock issued	21,797	0	0	0	0	0
Restricted stock forfeited	(300)	0	0	0	0	0
Restricted stock surrendered for tax withholding	(4,995)	0	(95)	0	0	(95)
Cash dividends declared $0.150 per share of common stock	0	0	0	(1,236)	0	(1,236)
Stock based compensation	0	0	158	0	0	158
Other comprehensive loss	0	0	0	0	(12,159)	(12,159)
Net income	0	0	0	2,369	0	2,369
Balances, March 31, 2022	8,255,601	$25,435	$4,752	$107,433	$(5,971)	$131,649

Balances, January 1, 2023	8,257,894	$25,435	$5,190	$126,728	$(30,727)	126,626
Restricted stock issued	30,196	0	0	0	0	0
Restricted stock forfeited	-	0	0	0	0	0
Restricted stock surrendered for tax withholding	(6,429)	0	(176)	0	0	(176)
Cash dividends declared $0.16 per share of common stock	0	0	0	(1,321)	0	(1,321)
Stock based compensation	0	0	145	0	0	145
Other comprehensive income	0	0	0	0	7,600	7,600
CECL adoption adjustments	0	0	0	(629)	0	(629)
Net income	0	0	0	9,225	0	9,225
Balances, March 31, 2023	8,281,661	$25,435	$5,159	$134,003	$(23,127)	$141,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
(dollars in thousands)	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,225	$2,369
Adjustments to reconcile net income to net cash from operating activities:
(Reversal of) provision for credit losses	(460)	0
Decrease in deferred fees/costs, net	(26)	(329)
Depreciation	340	333
Amortization of investment securities, net	288	221
Unrealized (gain) loss on equity securities	(51)	177
Amortization of operating lease right-of-use asset	(59)	(42)
Stock based compensation	145	158
Gain on sales of available for sale securities	(143)	0
Earnings on cash surrender value of life insurance	(189)	(182)
Increase in interest payable and other liabilities	1,614	165
Decrease (increase) in interest receivable	702	(167)
Decrease (increase) in other assets	636	(341)
Net cash from operating activities	12,022	2,362

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(40,660)	(107,779)
Purchases of equity securities	(24)	(16)
Proceeds from the sale of available-for-sale securities	42,934	0
Proceeds from maturities, calls, and principal paydowns of available-for-sale securities	3,259	4,220
Investment in LIHTC	0	0
Net (increase) decrease in loans	(10,981)	1,298
Purchases of premises and equipment	(162)	(135)
Net cash used in investing activities	(5,634)	(102,412)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(1,321)	(1,236)
Net decrease in demand deposits and savings accounts	(41,154)	(6,906)
Net decrease in time deposits	(3,967)	(755)
Tax withholding payments on vested restricted shares surrendered	(176)	(95)
Net cash used in financing activities	(46,618)	(8,992)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(40,230)	(109,042)

CASH AND CASH EQUIVALENTS, beginning of period	429,633	778,267

CASH AND CASH EQUIVALENTS, end of period	$389,403	$669,225

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$448	$241
Operating leases	386	327

NON-CASH INVESTING ACTIVITIES:
Change in unrealized gain (loss) on securities	$10,790	$(17,263)
Right-of-use asset obtained in exchange for new operating lease liability	$(444)	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Oak Valley Bancorp (“the Company”, “us”, “our”) is the parent holding company for Oak Valley Community Bank (the “Bank”), a California state-chartered bank.  The consolidated financial statements include the accounts of the parent company and its wholly-owned bank subsidiary. Unless otherwise stated, the “Company” refers to the consolidated entity, Oak Valley Bancorp, while the “Bank” refers to Oak Valley Community Bank. All material intercompany transactions have been eliminated. The interim consolidated financial statements included in this Quarterly Report on Form 10-Q are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2023 are not necessarily indicative of the results of a full year’s operations. Certain prior period amounts have been reclassified to conform to the current period presentation. There was no effect on net income or shareholders’ equity as previously reported as a result of reclassifications. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2022.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the Company’s consolidated financial statements include the allowance for credit losses and fair value measurements. The estimates and assumptions may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from these estimates due to the uncertainty of various qualitative factors. Descriptions of our significant accounting policies are included in Note 1. Summary of Accounting Policies in the Notes to Consolidated Financial Statements in the 2022 Annual Report on Form 10-K.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments – Credit Losses (Topic 326). This update revises the methodology used by financial institutions under GAAP to recognize credit losses in the financial statements.  Previously, GAAP required the use of an “incurred loss” model, whereby financial institutions recognize in current period earnings, incurred credit losses and those inherent in the financial statements, as of the date of the balance sheet.  The “incurred loss” methodology for recognizing credit losses delayed recognition until it is probable that a loss has been incurred. ASU 2016-13 replaces such incurred loss impairment model with a new methodology that requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. This ASU guidance results in a new model for estimating the allowance for credit losses, commonly referred to as the Current Expected Credit Loss (“CECL”) model.  Under the CECL model, financial institutions are required to estimate future credit losses and recognize those losses in current period earnings.  The amendments within the update were initially effective for fiscal years and all interim periods beginning after December 15, 2019.  In October 2019, FASB approved an amendment that delayed the adoption of this ASU for three years for certain entities including the Company since we are classified as a Smaller Reporting Company. The Company adopted these standards as required on January 1, 2023 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. There was no cumulative effect adjustment related to our available-for-sale investment portfolio upon adoption and the Company had no securities designated as held-to-maturity as of January 1, 2023.

Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with the probable incurred loss method accounting standards.  The transition adjustment of the CECL adoption included an increase in the allowance for credit losses of $346,000, an increase of $547,000 to the reserve for unfunded commitments, a $629,000 decrease to retained earnings, and a $285,000 tax benefit recorded as part of the deferred tax asset in the Company’s Consolidated Balance Sheet.

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

NOTE 3 – SECURITIES

Equity Securities

The Company held equity securities with fair values of $3,065,000 and $2,990,000 as of March 31, 2023 and December 31, 2022, respectively. There were no sales of equity securities during the three-month periods ended March 31, 2023 and 2022. Consistent with ASC 321, Equity Securities, these securities are carried at fair value with the changes in fair value recognized in the condensed consolidated statements of income. Accordingly, the Company recognized a gain of $51,000 during the three-month period ended March 31, 2023, as compared to a loss of $177,000 during the same period of 2022.

Debt Securities

Debt securities have been classified in the financial statements as available for sale. The amortized cost and estimated fair values of debt securities as of March 31, 2023 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
(dollars in thousands)	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$98,735	$13	$(4,574)	$94,174
Collateralized mortgage obligations	9,933	10	(529)	9,414
Municipalities	348,194	2,113	(23,651)	326,656
SBA pools	2,108	8	(5)	2,111
Corporate debt	47,509	0	(4,455)	43,054
Asset backed securities	58,905	51	(1,815)	57,141
	$565,384	$2,195	$(35,029)	$532,550

The following tables detail the gross unrealized losses and fair values of debt securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2023.

(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. agencies	$53,043	(1,170)	30,366	(3,404)	$83,409	$(4,574)
Collateralized mortgage obligations	1,650	(73)	2,779	(456)	4,429	(529)
Municipalities	112,371	(2,049)	123,351	(21,602)	235,722	(23,651)
SBA pools	0	0	832	(5)	832	(5)
Corporate debt	16,362	(647)	26,692	(3,808)	43,054	(4,455)
Asset backed securities	14,264	(215)	35,030	(1,600)	49,294	(1,815)
Total temporarily impaired securities	$197,690	$(4,154)	$219,050	$(30,875)	$416,740	$(35,029)

As of March 31, 2023, 70 municipalities, nine corporate debts, 23 U.S. agencies, four Small Business Administration (“SBA”) pools, three collateralized mortgage obligations and five asset-backed securities make up the total debt securities in an unrealized loss position for greater than 12 months. As of March 31, 2023, 19 asset-backed securities, five corporate debts, 30 U.S. agencies, 40 municipalities, and two collateralized mortgage obligations make up the total debt securities in a loss position for less than 12 months. Management periodically evaluates each available-for-sale investment security in an unrealized loss position to determine if the impairment is temporary or other than temporary. This evaluation encompasses various factors including the nature of the investment, the cause of the impairment, the severity and duration of the impairment, credit ratings and other credit related factors such as third party guarantees and the volatility of the security’s fair value. Management has determined that no investment security is other than temporarily impaired. The unrealized losses are due primarily to rising market yields and not due to credit quality. As such, no allowance for credit losses on available-for-sale securities has been established as of March 31, 2023. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities as of March 31, 2023, segregated by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	101,714	96,658
Due after one year through five years	119,615	117,593
Due after five years through ten years	256,905	236,036
Due after ten years	87,150	82,263
	$565,384	$532,550

The amortized cost and estimated fair values of debt securities as of December 31, 2022 are as follows:

		Gross Unrealized	Gross Unrealized
(dollars in thousands)	Amortized Cost	Gains	Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$94,142	$18	$(5,439)	$88,721
Collateralized mortgage obligations	5,094	0	(483)	4,611
Municipalities	361,643	1,017	(31,079)	331,581
SBA pools	2,358	10	(6)	2,362
Corporate debt	47,512	0	(5,452)	42,060
Asset-backed securities	60,313	11	(2,221)	58,103
	$571,062	$1,056	$(44,680)	$527,438

The following tables detail the gross unrealized losses and fair values aggregated of debt securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2022.

(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. agencies	$81,936	(4,451)	3,972	(988)	$85,908	$(5,439)
Collateralized mortgage obligations	4,278	(431)	333	(52)	4,611	(483)
Municipalities	216,154	(16,782)	46,348	(14,297)	262,502	(31,079)
SBA pools	0	0	975	(6)	975	(6)
Corporate debt	30,971	(3,041)	11,089	(2,411)	42,060	(5,452)
Asset backed securities	36,275	(1,669)	14,043	(552)	50,318	(2,221)
Total temporarily impaired securities	$369,614	$(26,374)	$76,760	$(18,306)	$446,374	$(44,680)

At December 31, 2022, 35 municipalities, 10 asset-backed securities, four SBA pools, five corporate debts, seven U.S. agencies, and one collateralized mortgage obligations make up the total debt securities in an unrealized loss position for greater than 12 months. At December 31, 2022, 14 asset-backed securities, 97 municipalities, nine corporate debts, 45 U.S. agencies, and four collateralized mortgage obligations make up the total debt securities in a loss position for less than 12 months.

The Company recognized no gains or losses on called securities during the three-month periods ended March 31, 2023 and 2022. The Company sold 24 securities with a book value of $42,791,000 resulting in gross losses of $72,000 and gross gains of $215,000, for a net gain of $143,000 during the three-month period ended March 31, 2023, as compared to no sales of available-for-sale securities during the three-months ended March 31, 2022.

Debt securities carried at $282,599,000 and $242,023,000 as of March 31, 2023 and December 31, 2022, respectively, were pledged to secure deposits of public funds.

NOTE 4 – LOANS

The Company’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of March 31, 2023, approximately 85% of the Company’s loans are commercial real estate loans, which include construction loans. Approximately 9% of the Company’s loans are for general commercial uses including professional, retail, and small business. Additionally, 4% of the Company’s loans are for residential real estate and other consumer loans. The remaining 2% are agriculture loans. Loan totals were as follows:

(in thousands)	March 31, 2023	December 31, 2022
Commercial real estate:
Commercial real estate- construction	$23,312	$31,257
Commercial real estate- mortgages	670,641	650,180
Land	12,494	12,539
Farmland	90,840	85,989
Commercial and industrial	79,737	82,506
Consumer	352	375
Consumer residential	30,481	31,861
Agriculture	18,963	21,051
Total loans	926,820	915,758

Deferred loan fees and costs, net	(1,281)	(1,255)
Allowance for credit losses	(9,383)	(9,468)
Net loans	$916,156	$905,035

Paycheck Protection Program. With the passage of the Paycheck Protection Program (“PPP”), administered by the SBA under the Coronavirus Aid, Relief and Economic Security Act (as amended, the “CARES Act”), the Company assisted its customers with applications for resources through the program. PPP loans have a two-year term if the loan was approved by the SBA prior to June 5, 2020, and loans approved after that date have a five-year term. All PPP loans earn a contractual interest rate of 1%. SBA forgiveness payments resulted in loan pay-offs of approximately $29 million in 2022 and $1.5 million during the first three months of 2023. PPP outstanding balances totaled $338,000 and $1,831,000 as of March 31, 2023 and December 31, 2022, respectively. As a result of funding the PPP loans, the Company received fee income that is recorded to total interest income net of deferred loan costs, through amortization over the life of the loans. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government; in addition, the Federal Reserve has indicated that unless a bank has a reason to believe that the SBA guarantee on PPP loans would be jeopardized, then no reserve would be expected on an SBA-guaranteed PPP loan. Therefore, no allowance for credit losses has been allocated by the Company for these PPP loans.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. As of March 31, 2023 and December 31, 2022, approximately 38% of the outstanding principal balance of commercial real estate loans was secured by owner-occupied properties.

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

No loans were on non-accrual status as of March 31, 2023, December 31, 2022, and March 31, 2022.

The following table analyzes past due loans including the past due non-accrual loans in the above table, segregated by class of loans, as of March 31, 2023 (in thousands):

							90 Days or
							More Past
	30-59	60-89	90 Days				Due and
	Days Past	Days Past	or More	Total Past			Still
March 31, 2023	Due	Due	Past Due	Due	Current	Total	Accruing
Commercial real estate:
Commercial R.E. – construction	$0	$0	$0	$0	$23,312	$23,312	$0
Commercial R.E. – mortgages	0	0	0	0	670,641	670,641	0
Land	0	0	0	0	12,494	12,494	0
Farmland	0	0	0	0	90,840	90,840	0
Commercial and industrial	0	0	0	0	79,737	79,737	0
Consumer	0	0	0	0	352	352	0
Consumer residential	0	0	0	0	30,481	30,481	0
Agriculture	0	0	0	0	18,963	18,963	0
Total	$0	$0	$0	$0	$926,820	$926,820	$0

The following table analyzes past due loans including the past due non-accrual loans in the above table, segregated by class of loans, as of December 31, 2022 (in thousands):

							90 Days or
							More Past
	30-59	60-89	90 Days				Due and
	Days Past	Days Past	or More	Total Past			Still
December 31, 2022	Due	Due	Past Due	Due	Current	Total	Accruing
Commercial real estate:
Commercial R.E. – construction	$0	$0	$0	$0	$31,257	$31,257	$0
Commercial R.E. – mortgages	0	0	0	0	650,180	650,180	0
Land	0	0	0	0	12,539	12,539	0
Farmland	0	0	0	0	85,989	85,989	0
Commercial and industrial	0	0	0	0	82,506	82,506	0
Consumer	0	0	0	0	375	375	0
Consumer residential	0	0	0	0	31,861	31,861	0
Agriculture	0	0	0	0	21,051	21,051	0
Total	$0	$0	$0	$0	$915,758	$915,758	$0

Collateral Dependent Loans. Management’s evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Prior to January 1, 2023, before CECL was adopted, collateral dependent loans are loans in which repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment. Under CECL, loans can be determined to be collateral dependent if foreclosure of the loan’s underlying collateral is probable or as a practical expedient if the borrower is experiencing financial difficulties and the repayment is expected to be provided substantially through the operation or sale of the collateral. Loans are written down to the lower of cost or fair value of underlying collateral, less estimated costs to sell. The Company had no collateral dependent loans as of March 31, 2023 and December 31, 2022.

Information for impaired loans prior to the adoption of ASU 2016-13 on January 1, 2023 is presented in the table below.

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
(in thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment
December 31, 2022
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	0	0	0	0	0	0
Farmland	0	0	0	0	0	0
Commercial and Industrial	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$0

	Unpaid	Recorded	Recorded
	Contractual	Investment	Investment	Total		Average
	Principal	With No	With	Recorded	Related	Recorded
(in thousands)	Balance	Allowance	Allowance	Investment	Allowance	Investment
March 31, 2022
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	0	0	0	0	0	0
Farmland	0	0	0	0	0	0
Commercial and Industrial	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$0

Loan Modification Disclosures Pursuant to ASU 2022-02 - The Company may agree to different types of concessions when modifying a loan. There were no loan modifications to borrowers experiencing financial difficulty, including principal forgiveness, rate reductions, payment deferral or term extension, during the three months ended March 31, 2023.

TDR Disclosures Prior to the Adoption of ASU 2022-02 - As of December 31, 2022 and March 31, 2022 there were no loans classified as troubled debt restructurings. During the three-month period ended March 31, 2022, there were no loans that were modified to be troubled debt restructurings. There were no loans modified as troubled debt restructurings within the previous twelve months and for which there was a payment default during the three-month period ended March 31, 2022. A loan is considered to be in payment default once it is ninety days contractually past due under the modified terms.

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

As of March 31, 2023 and December 31, 2022, there are no loans that are classified with risk grades of 8- Loss.

The risk grades are reviewed every month, at a minimum and on an as-needed basis depending on the specific circumstances of the loan.

The following table summarizes loan risk grade totals by class and year of origination as of March 31, 2023. Risk grades 1 through 4(W) have been aggregated in the “Pass” line.

	As of March 31, 2023
(in thousands)	Term Loans Amortized Cost Basis by Origination Year
							Revolving
Risk Grade Ratings	2023	2022	2021	2020	2019	Prior	Loans	Total
Commercial real estate - construction
Pass	$1,260	$17,401	$3,441	$1,210	$0	$0	$0	$23,312
Total commercial real estate - construction	1,260	17,401	3,441	1,210	0	0	0	23,312

Commercial real estate - mortgages
Pass	15,091	110,643	147,733	76,081	67,798	239,668	0	657,014
Special mention	0	0	7,890	0	0	1,039	0	8,929
Substandard	0	0	0	0	4,698	0	0	4,698
Total commercial real estate - mortgages	15,091	110,643	155,623	76,081	72,496	240,707	0	670,641

Land
Pass	0	8,971	0	0	1,781	1,742	0	12,494
Total land	0	8,971	0	0	1,781	1,742	0	12,494

Farmland
Pass	6,400	10,775	17,158	15,557	6,855	34,095	0	90,840
Total farmland	6,400	10,775	17,158	15,557	6,855	34,095	0	90,840

Commercial and industrial
Pass	2,842	15,066	15,489	15,212	6,917	21,889	28	77,443
Special mention	0	0	0	191	78	1,661	0	1,930
Substandard	0	0	0	0	0	364	0	364
Total commercial and industrial	2,842	15,066	15,489	15,403	6,995	23,914	28	79,737

Consumer
Pass	4	68	55	28	0	22	156	333
Substandard	0	0	0	0	0	19		19
Total consumer	4	68	55	28	0	41	156	352

Consumer residential
Pass	85	5,112	4,587	3,059	1,895	8,156	7,556	30,450
Substandard	0	0	0	0	0	31	0	31
Total consumer residential	85	5,112	4,587	3,059	1,895	8,187	7,556	30,481

Agriculture
Pass	433	3,784	3,641	3,245	356	7,504	0	18,963
Total agriculture	433	3,784	3,641	3,245	356	7,504	0	18,963

Total by Risk Category
Pass	26,115	171,820	192,104	114,392	85,602	313,076	7,740	910,849
Special mention	0	0	7,890	191	78	2,700	0	10,859
Substandard	0	0	0	0	4,698	414	0	5,112
Total	$26,115	$171,820	$199,994	$114,583	$90,378	$316,190	$7,740	$926,820

The following table summarizes loan risk grade totals by class and year of origination as of December 31, 2022. Risk grades 1 through 4(W) have been aggregated in the “Pass” line.

	As of December 31, 2022
(in thousands)	Term Loans Amortized Cost Basis by Origination Year
Risk Grade Ratings	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Commercial real estate - construction
Pass	$18,124	$11,723	$1,148	$0	$0	$262	$0	$31,257
Total commercial real estate - construction	18,124	11,723	1,148	0	0	262	0	31,257

Commercial real estate - mortgages
Pass	102,254	141,187	77,673	68,466	66,662	180,209	0	636,451
Special mention	0	7,959	0	0	301	744	0	9,004
Substandard	0	0	0	4,725	0	0	0	4,725
Total commercial real estate - mortgages	102,254	149,146	77,673	73,191	66,963	180,953	0	650,180

Land
Pass	8,977	0	0	1,791	0	1,771	0	12,539
Total land	8,977	0	0	1,791	0	1,771	0	12,539

Farmland
Pass	10,831	17,202	15,804	7,375	9,114	25,663	0	85,989
Total farmland	10,831	17,202	15,804	7,375	9,114	25,663	0	85,989

Commercial and Industrial
Pass	16,563	17,974	15,468	7,399	9,702	12,597	31	79,734
Special mention	0	0	208	90	47	2,177	0	2,522
Substandard	0	0	0	0	250	0	0	250
Total commercial and industrial	16,563	17,974	15,676	7,489	9,999	14,774	31	82,506

Consumer
Pass	73	62	32	1	0	22	166	356
Substandard	0	0	0	0	0	19		19
Total consumer	73	62	32	1	0	41	166	375

Consumer residential
Pass	5,158	4,640	3,381	1,915	2,307	6,144	8,284	31,829
Substandard	0	0	0	0	0	32	0	32
Total consumer residential	5,158	4,640	3,381	1,915	2,307	6,176	8,284	31,861

Agriculture
Pass	3,716	5,791	3,994	387	464	6,699	0	21,051
Total agriculture	3,716	5,791	3,994	387	464	6,699	0	21,051

Total by Risk Category
Pass	165,696	198,579	117,500	87,334	88,249	233,367	8,481	899,206
Special mention	0	7,959	208	90	348	2,921	0	11,526
Substandard	0	0	0	4,725	250	51	0	5,026
Total	$165,696	$206,538	$117,708	$92,149	$88,847	$236,339	$8,481	$915,758

Allowance for Credit Losses (“ACL”). As noted in Note 2, as required by ASU 2016-13, on January 1, 2023 the Company implemented CECL and increased our ACL, previously the allowance for loan losses, with a $346,000 cumulative adjustment. Under ASU 2016-13, the allowance for credit losses is a valuation account that is deducted from the related loan’s amortized cost basis to present the net amount expected to be collected on the loans. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company’s ACL is calculated monthly, with any difference in the calculated ACL and the recorded ACL trued-up through an entry to the provision for credit losses. Management calculates the quantitative portion of collectively evaluated reserves for all loan categories, using a discounted cash flow (“DCF”) methodology. For purposes of estimating the Company’s ACL, management generally evaluates collectively evaluated loans by Federal Call code in order to group loans with similar risk characteristics together, however management has grouped loans in selected call codes together in determining portfolio segments, due to similar risk characteristics and reserve methodologies used for certain call code classifications.

The DCF quantitative reserve methodology incorporates the consideration of probability of default (“PD”) and loss given default (“LGD”) estimates to estimate periodic losses. The PD estimates are derived through the application of reasonable and supportable economic forecasts to call code specific regression models, derived from the consideration of historical bank-specific and peer loss-rate data. The loss rate data has been regressed against benchmark economic indicators, for which reasonable and supportable forecasts exist, in the development of the call-code specific regression models. Regression models are generally refreshed on an annual basis, in order to pull in more recent loss rate data. Reasonable and supportable forecasts of the selected economic metric are then input into the regression model to calculate an expected default rate. The expected default rates are then applied to expected monthly loan balances estimated through the consideration of contractual repayment terms and expected prepayments. The Company utilizes a four-quarter forecast period, after which the expected default rates revert to the historical average for each call code, over a four-quarter reversion period, on a straight-line basis. The prepayment assumptions applied to expected cash flow over the contractual life of the loans are estimated based on historical, bank-specific experience, peer data and the consideration of current and expected conditions and circumstances including the level of interest rates. The prepayment assumptions may be updated by Management in the event that changing conditions impact Management’s estimate or additional historical data gathered has resulted in the need for a reevaluation. LGD utilized in the DCF is derived from the application of the Frye-Jacobs theory which relates LGD to PD based on historical peer data, as calculated by a third-party. The call code regression models utilized upon implementation of CECL on January 1, 2023, and as of March 31, 2023, were identical, and relied upon reasonable and supportable forecasts of the National Unemployment Rate. Some of the call code regression models also use the Real Gross Domestic Product. Management selected the National Unemployment Rate and the Real Gross Domestic Product as the drivers of quantitative portion of collectively reserves on loan classes reliant upon the DCF methodology, primarily as a result of high correlation coefficients identified in regression modeling, the availability of forecasts including the quarterly FOMC forecast, and given the widespread familiarity of stakeholders with this economic metric.

Management recognizes that there are additional factors impacting risk of loss in the loan portfolio beyond what is captured in the quantitative portion of reserves on collectively evaluated loans. As current and expected conditions, may vary compared with conditions over the historical lookback period, which is utilized in the calculation of quantitative reserves, management considers whether additional or reduced reserve levels on collectively evaluated loans may be warranted given the consideration of a variety of qualitative factors. Several of the following qualitative factors (“Q-factors”) considered by management reflect the legacy regulatory guidance on Q-factors, whereas several others represent factors unique to the Company or unique to the current time period.

●         Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices

●         Changes in international, regional and local economic and business conditions, and developments that affect the collectability of the portfolio, as reflected in forecasts of the California unemployment rate

●         Changes in the nature and volume of the loan portfolio

●         Changes in the experience, ability, and depth of lending management and other relevant staff

●         Changes in the volume and severity of past due, watch loans and classified loans

●         Changes in the quality of the Bank’s loan review processes

●         Changes in the value of underlying collateral for loans not identified as collateral dependent

●         Changes in loan categorization concentrations

●         Other external factors, which include, the regulatory risk ratings.

The qualitative portion of the Company’s reserves on collectively evaluated loans are calculated using a combination of numeric frameworks and management judgement, to determine risk categorizations in each of the Q-factors presented above. The amount of qualitative reserves is also contingent upon the relative weighting of Q-factors according to management’s judgement.

Loans identified as losses by management, internal loan review and/or bank examiners are charged-off. Furthermore, consumer loan accounts are charged-off automatically based on regulatory requirements.

Accrued interest receivable for loans is included in the “Interest receivable and other assets” line item on the Company’s Consolidated Balance Sheet.  The Company elected not to measure an allowance for accrued interest receivable and instead elected to reverse accrued interest income on loans that are placed on nonaccrual status.  The Company believes this policy results in the timely reversal of uncollectible interest.

The following table details activity in the ACL by portfolio segment for the three-month periods ended March 31, 2023 and 2022. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Credit Losses
For the Three Months Ended March 31, 2023 and 2022

(in thousands)
	Commercial	Commercial		Consumer
Three Months Ended March 31, 2023	Real Estate	and Industrial	Consumer	Residential	Agriculture	Total
Beginning balance	$8,373	$612	$5	$306	$172	$9,468
CECL day-one adjustments	500	102	(1)	(118)	(137)	346
Charge-offs	0	(12)	(8)	0	0	(20)
Recoveries	34	12	3	0	0	49
Provision for (reversal of) credit losses	(437)		(37)	4	11	(460)
Ending balance	$8,470	$677	$3	$199	$34	$9,383

Three Months Ended March 31, 2022
Beginning balance	$9,404	$711	$6	$327	$290	$10,738
Charge-offs	0	0	(8)	0	0	(8)
Recoveries	31	0	1	0	0	32
Provision (reversal of) for credit losses	104	(10)	7	(16)	(85)	0
Ending balance	$9,539	$701	$6	$311	$205	10,762

The following table details the ACL and ending gross loan balances as of March 31, 2023 and December 31, 2022, summarized by collective and individual evaluation methods of impairment.

(in thousands)
	Commercial	Commercial		Consumer
March 31, 2023	Real Estate	and Industrial	Consumer	Residential	Agriculture	Total
Allowance for credit losses for loans:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	8,470	677	3	199	34	9,383
	$8,470	$677	$3	$199	$34	$9,383

Ending gross loan balances:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	797,287	79,737	352	30,481	18,963	926,820
	$797,287	$79,737	$352	$30,481	$18,963	$926,820

December 31, 2022
Allowance for credit losses for loans:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	8,373	612	5	306	172	9,468
	$8,373	$612	$5	$306	$172	$9,468

Ending gross loan balances:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	779,965	82,506	375	31,861	21,051	915,758
	$779,965	$82,506	$375	$31,861	$21,051	$915,758

The following table presents gross charge-offs for the three months ended March 31, 2023 by portfolio class and origination year (dollars in thousands):

	As of March 31, 2023
(in thousands)	Term Loans Amortized Cost Basis by Origination Year
							Revolving
Charge-offs	2023	2022	2021	2020	2019	Prior	Loans	Total
Commercial real estate - construction	$0	$0	$0	$0	$0	$0	$0	$0
Commercial real estate - mortgages	0	0	0	0	0	0	0	0
Land	0	0	0	0	0	0	0	0
Farmland	0	0	0	0	0	0	0	0
Commercial and industrial	0	0	12	0	0	0	0	12
Consumer	0	0	0	0	0	0	8	8
Consumer residential	0	0	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0	0	0
Total	$0	$0	$12	$0	$0	$0	$8	$20

Changes in the reserve for off-balance-sheet commitments were as follows:

(in thousands)	THREE MONTHS ENDED MARCH 31,
	2023	2022

Balance, beginning of period	$546	$469
CECL day-one adjustment	547	0
Reversal to operations for off balance sheet commitments	(352)	(6)
Balance, end of period	$741	$463

The method for calculating the reserve for off-balance-sheet loan commitments is based on a historical funding rate applied to the undisbursed loan amount to estimate an average outstanding amount during the life of the loan commitment.  Then, a historic loss rate as computed by our CECL model is applied to the estimated average outstanding balance to calculate the off-balance-sheet reserve amount. The funding rates, historic loss rates and resulting reserve amount for off-balance-sheet commitments are evaluated by management periodically as part of the CECL procedures. Reserves for off-balance-sheet commitments are recorded in interest payable and other liabilities on the condensed consolidated balance sheets.

At March 31, 2023 and December 31, 2022, loans carried at $926,820,000 and $915,758,000, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 5 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The condensed consolidated financial statements include various estimated fair value information as of March 31, 2023 and December 31, 2022. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between levels during the three-month periods ended March 31, 2023 and 2022.

The estimated fair values of the Company’s financial instruments not measured at fair value as of March 31, 2023 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$389,403	$389,403	1
Restricted equity securities	5,236	5,236	2
Loans, net	916,156	868,387	3
Interest receivable	7,228	7,228	2

Financial liabilities:
Deposits	(1,769,176)	(1,768,139)	3
Interest payable	(16)	(16)	2

Off-balance-sheet liabilities:
Commitments and standby letters of credit		(2,008)	3

The estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2022 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$429,633	$429,633	1
Restricted equity securities	5,236	5,236	2
Loans, net	905,035	853,224	3
Interest receivable	8,438	8,438	2

Financial liabilities:
Deposits	(1,814,297)	(1,813,136)	3
Interest payable	(22)	(22)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(2,124)	3

The following table presents the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the condensed consolidated balance sheets at each respective period end, by level within the fair value hierarchy as of March 31, 2023 and December 31, 2022.

	Fair Value Measurements as of March 31, 2023 Using
(in thousands)		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	March 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$94,174	$0	$94,174	$0
Collateralized mortgage obligations	9,414	0	9,414	0
Municipalities	326,656	0	326,656	0
SBA pools	2,111	0	2,111	0
Corporate debt	43,054	0	43,054	0
Asset-backed securities	57,141	0	57,141	0

Equity Securities:
Mutual fund	$3,065	$3,065	$0	$0

Assets and liabilities measured on a non-recurring basis:	N/A

	Fair Value Measurements at December 31, 2022 Using
(in thousands)		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2022	(Level 1)	(Level 2)	(Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$88,721	$0	$88,721	$0
Collateralized mortgage obligations	4,611	0	4,611	0
Municipalities	331,581	0	331,581	0
SBA pools	2,362	0	2,362	0
Corporate debt	42,060	0	42,060	0
Asset-backed securities	58,103	0	58,103	0

Equity Securities:
Mutual fund	$2,990	$2,990	$0	$0

Assets and liabilities measured on a non-recurring basis:	N/A

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

Loans Evaluated Individually - The Company does not record portfolio loans at fair value on a recurring basis. However, periodically, a loan is evaluated individually and is reported at the fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral. If the collateral value is not sufficient, a specific reserve is recorded. Collateral values are estimated using a combination of observable inputs, including recent appraisals, and unobservable inputs based on customized discounting criteria. Due to the significance of unobservable inputs, fair values of individually evaluated collateral dependent loans have been classified as Level 3.

There have been no significant changes in the valuation techniques during the three-month period ended March 31, 2023.

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

The Company’s calculation of basic and diluted EPS for the three-month periods ended March 31, 2023 and 2022 are reflected in the tables below.

	THREE MONTHS ENDED
(In thousands)	MARCH 31,
	2023	2022
BASIC EARNINGS PER SHARE

Net income	$9,225	$2,369
Weighted average shares outstanding	8,183	8,158
Net income per common share	$1.13	$0.29

DILUTED EARNINGS PER SHARE

Net income	$9,225	$2,369
Weighted average shares outstanding	8,183	8,158
Effect of dilutive non-vested restricted shares	44	39
Weighted average shares of common stock and common stock equivalents	8,227	8,197
Net income per diluted common share	$1.12	$0.29

NOTE 7 – RISKS AND UNCERTAINTIES

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on May 1, 2023, First Republic Bank went into receivership and its deposits and substantially all of its assets were acquired by JPMorgan Chase Bank, National Association. Similarly, on March 10, 2023, Silicon Valley Bank (“SVB") went into receivership, and on March 12, 2023, Signature Bank went into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, it is not certain that the Federal Reserve or FDIC will treat future bank failures similarly. Hence, borrowers under credit agreements, letters of credit and certain other financial instruments with any financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion. There can be no assurance that there will not be additional bank failures or issues such as liquidity concerns in the broader financial services industry or in the U.S. financial system as a whole. Adverse financial market and economic conditions can exert downward pressure on stock prices, security prices, and credit availability for certain issuers without regard to their underlying financial strength. The volatility resulting and economic disruption from the failures of SVB, Signature Bank and First Republic Bank has particularly impacted the price of securities issued by financial institutions.

Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors, could have material adverse effect on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In spite of these inherent risks and uncertainties, we have experienced nominal negative impacts on liquidity resulting from the recent events in the banking industry. The deposit decrease during the first quarter of 2023 was related to normal seasonal activity and some movement to higher deposit rates offered by other financial institutions. Our liquidity position is very strong as evidenced by $389 million in cash and cash equivalent balances of March 31, 2023.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some matters discussed in this Quarterly Report on Form 10-Q may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and therefore may involve risks, uncertainties and other factors which may cause the Company’s actual results to be materially different from the results expressed or implied by the Company’s forward-looking statements.  These statements generally appear with words such as “anticipate,” “believe,” “estimate,” “may,” “intend,” and “expect.”  Although management believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: the credit exposure of certain loan products and other components of our business that could be impacted by the changing economic conditions; changes in monetary, fiscal or tax policy to address the changing economic conditions including interest rate policies of the Federal Reserve Board, any of which could cause us to incur additional loan losses and adversely affect our results of operations in the future; economic conditions (both generally and in the markets where the Company operates) including unemployment levels, energy prices, inflation, supply chain issues, a decline in housing prices and the risk of a recession or slowed economic growth in the United States economy; the continuing impact of the changing economic conditions on our employees and customers; increasing geopolitical instability, including the war between Russia and Ukraine; the success of our efforts to mitigate the impact of the changing economic conditions; competition from other providers of financial services offered by the Company; changes in government regulation and legislation; the impact of any failure by the U.S. government to increase the debt ceiling or any federal government shutdown; changes in interest rates and interest rate fluctuations; material unforeseen changes in the financial stability and liquidity of the Company’s credit customers; risks associated with concentrations in real estate related loans; changes in accounting standards and interpretations; changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses; the soundness of other financial institutions, including the impact from recent bank failures; and other risks as may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and which may be beyond the control of the Company. Many of the foregoing risks and uncertainties are, and will be, exacerbated by the worsening of the global business and economic environment. The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, whether as a result of new information, future developments or otherwise, except as may be required by law.

The following discussion explains the significant factors affecting the Company’s operations and financial position for the periods presented. The discussion should be read in conjunction with the Company’s financial statements and the notes related thereto which appear or that are referenced to elsewhere in this report, and with the audited consolidated financial statements and accompanying notes included in the Company’s 2022 Annual Report on Form 10-K. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Goodwill Impairment - The Company applies a qualitative analysis of conditions in order to determine if it is more likely than not that the carrying value is impaired. In the event that the qualitative analysis suggests that the carrying value of goodwill may be impaired, the Company uses several quantitative valuation methodologies in evaluating goodwill for impairment that includes assumptions and estimates made concerning the future earnings potential of the organization, and a market-based approach that looks at values for organizations of comparable size, structure and business model.

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

Allowance for credit Losses - Credit risk is inherent in the business of lending and making commercial loans. Accounting for our allowance for credit losses involves significant judgment and assumptions by management and is based on historical data as well as reasonable and supportable forecasts of future events. At least on a quarterly basis, our management reviews the methodology and adequacy of allowance for credit losses and reports its assessment to the Board of Directors for its review and approval.

The allowance for credit losses is an estimate dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loans, qualitative factors, the valuation of problem loans and the general economic conditions in our market area. See Note 2 and Note 4 to the consolidated financial statements, and the “Provision for Credit Losses” and “Allowance for Credit Losses” sections of this discussion and analysis for more information on the establishment of the Allowance for Credit Losses and the implementation of CECL.

Income Taxes - Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled using the liability method. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

We file income tax returns in the U.S. federal jurisdiction, and the State of California. With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2018.

Fair Value Measurements - We use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. We base our fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Securities available for sale, derivatives, and loans held for sale, if any, are recorded at fair value on a recurring basis. Additionally, from time to time, we may be required to record certain assets at fair value on a non-recurring basis, such as certain impaired loans held for investment and securities held to maturity that are other-than-temporarily impaired. These non-recurring fair value adjustments typically involve write-downs of individual assets due to application of lower-of-cost or market accounting.

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

Management believes the following were important factors in the Company’s performance during the three-month period ended March 31, 2023:

•

The Company recognized net income of $9,225,000 for the three-month period ended March 31, 2023, as compared to $2,369,000 for the same period in 2022. The first quarter net income increases were mainly due to strong growth in our loan and investment portfolios, higher yields on earning assets and a reversal of credit loss provisions.

•

The Company recognized a credit loss provision reversal of $460,000 during the three-month period ended March 31, 2023, as compared to no provisions during the same period of 2022. The reversal during 2023 was related to improvements in credit quality indicators as computed by our internal loan-risk model.

•

Net interest income increased $8,585,000 or 78.3% for the three-month period ended March 31, 2023, compared to the same period in 2022. The net interest income increase was mainly due to growth and higher yields on earning assets.

•

Non-interest income increased by $487,000 or 41.7% for the three-month period ended March 31, 2023, as compared to the same period in 2022. The increase was primarily due to fair value changes on equity securities, and a gain on sale of available-for-sale securities.

•

Non-interest expense increased by $635,000 or 7.0% for the three-month period ended March 31, 2023, as compared to the same period in 2022. The increase was primarily due to staffing increases and overhead related to servicing the growing loan and deposit portfolios.

•

Total assets decreased $27,672,000 or 1.4%, total net loans increased by $11,121,000 or 1.2% and investment securities increased by $5,187,000 or 1.0% in each case from December 31, 2022 to March 31, 2023, while deposits decreased by $45,121,000 or 2.5% for the same period. Consequently, cash and cash equivalent balances decreased by $40,230,000 or 9.4%.

Income Summary

For the three-month period ended March 31, 2023, the Company recorded net income of $9,225,000, representing an increase of $6,856,000, as compared to the same period in 2022.  Return on average assets (annualized) was 1.93% for the three-months ended March 31, 2023, as compared to 0.50% for the same period in 2022.  Annualized return on average common equity was 28.36% for the three-months ended March 31, 2023, as compared to 6.84% for the same period in 2022. Net income before provisions for income taxes increased by $8,897,000 for the three-month period ended March 31, 2023, from the same period in 2022.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

(In thousands)	Effect on Pre-Tax Income
Increase (Decrease)
Three Months Ended
March 31, 2023
Change from 2022 to 2023 in:
Net interest income	$8,585
Provision for credit losses	460
Non-interest income	487
Non-interest expense	(635)
Change in net income before income taxes	$8,897

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three-month period ended March 31, 2023, net interest income was $19,543,000, which represents an increase of $3,476,000 or 26.1% and $3,437,000 or 9.2%, from the comparable periods in 2022. The increase was due to earning asset growth within our loan and investment portfolios, as compared to the comparable 2022 period. In addition, the FOMC rate increases that began in March 2022 have had a positive impact on earning asset yields. The net interest income increase includes a reduction in interest and fees on PPP loans from $431,000 during the first three months of 2022 to $34,000 during the same period of 2023.

The net interest margin (net interest income as a percentage of average interest earning assets) was 4.39% for the three-month period ended March 31, 2023, as compared to 2.51% for the same period in 2022. The increase in net interest margin is primarily due to the positive impact of FOMC rate increases on our earning asset yields, combined with growth of our loan and investment portfolios. The earning asset yield increased by 191 basis points for the three-month period ended March 31, 2023, as compared to the same period of 2022. The upward trend during the first quarter was due to the deployment of lower yielding cash equivalent balances into the loan and investment security portfolios and the positive impact of the recent FOMC rate increases.

The cost of funds on interest-bearing liabilities increased by 8 basis points to 0.17% for the three-month period of 2023, as compared to the same period in 2022. The current rising rate environment is beginning to have a nominal impact on our cost of funds. The Company has increased rates on certain accounts and deposit products in order to remain competitive to our peer group and to maintain current liquidity levels, which remains at a high level. Our cost of funds on total deposits during the first quarter was 0.10%, which is still relatively low and further contributed to our strong net interest margin.

The following tables show the relative impact of changes in average balances of interest earning assets and interest-bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three-month periods ended March 31, 2023 and 2022:

Net Interest Analysis

	Three months ended			Three months ended
	March 31, 2023			March 31, 2022
			Avg			Avg
		Interest	Rate/		Interest	Rate/
(in thousands)	Average	Income /	Yield	Average	Income /	Yield
	Balance	Expense	(5)	Balance	Expense	(5)
Assets:
Earning assets:
Gross loans (1) (2)	$918,099	$10,491	4.63%	$847,994	$9,143	4.37%
Investment securities (2)	563,495	5,766	4.15%	306,690	2,110	2.79%
Federal funds sold	25,059	288	4.66%	24,174	10	0.17%
Interest-earning deposits	361,600	4,112	4.61%	642,101	256	0.16%
Total interest-earning assets	1,868,253	20,657	4.48%	1,820,959	11,519	2.57%
Total noninterest earning assets	72,879			112,833
Total assets	1,941,132			1,933,792
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	499,108	210	0.17%	446,906	94	0.09%
Money market deposits	402,739	195	0.20%	411,677	104	0.10%
Savings deposits	162,340	22	0.05%	160,930	21	0.05%
Time deposits $250,000 and under	20,000	15	0.30	22,185	14	0.26%
Time deposits over $250,000	15,163	10	0.27%	18,427	11	0.24%
Total interest-bearing liabilities	1,099,350	452	0.17%	1,060,125	244	0.09%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	681,089			718,256
Other liabilities	28,761			15,031
Total noninterest-bearing liabilities	709,850			733,287
Shareholders' equity	131,932			140,380
Total liabilities and shareholders' equity	$1,941,132			$1,933,792
Net interest income		$20,205			$11,275
Net interest spread (3)			4.32%			2.47%
Net interest margin (4)			4.39%			2.51%

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

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest-bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three-month periods ended March 31, 2023 and 2022.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

	For the Three Months Ended March 31, 2023,
	Compared to March 31, 2022
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$756	$592	$1,348
Investment securities (2)	1,767	1,889	3,656
Federal funds sold	0	278	278
Interest-earning deposits	(111)	3,967	3,856
Total interest income	$2,412	$6,726	$9,138

Interest expense:
Interest-earning DDA	$11	$105	$116
Money market deposits	(2)	93	91
Savings deposits	0	1	1
Time deposits $250,000 and under	(1)	2	1
Time deposits over $250,000	(2)	1	(1)
Total interest expense	$6	$202	$208

Change in net interest income	$2,406	$6,524	$8,930

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

The table above reflects an increase of $2,406,000 in net interest income due to changes in volume combined with the overall change in mix of balances and growth in the loan and investment portfolios during the first quarter of 2023, as compared to the same period of 2022. Changes in earning asset yields and rates on interest-bearing liabilities resulted in an increase of $6,524,000 to net interest income, over the same period. This increase was mainly due to the positive impact of recent FOMC rate increases on our earning asset yields, and investment security purchases throughout 2022 that had higher yields as compared to our portfolio in the first quarter of 2022.

Provision for Credit Losses

The Company makes provisions for credit losses when required to bring the total allowance for credit losses to a level deemed appropriate for the level of risk in the loan portfolio.  At least quarterly, management conducts an assessment of the overall quality of the loan portfolio and general economic trends in the local market.  The determination of the appropriate level for the allowance is based on that review, considering such factors as historical experience, the volume and type of lending conducted, the amount of and identified potential loss associated with specific non-performing loans, regulatory policies, general economic conditions, and other factors, including reasonable and supportable forecasts, related to the collectability of loans in the portfolio.

The Company recorded a credit loss provision reversal of $460,000 during the three-month period ended March 31, 2023, as compared to no provisions during the same period of 2022. The $460,000 reversal recorded during the first quarter of 2023 was consistent with the output of our CECL internal credit risk model, and was mainly due to improvements in various credit quality indicators that are factored into the model, as credit quality remained strong with non-accrual loans remaining at a zero balance throughout the quarter ending March 31, 2023. Management will continue to closely monitor the credit risks to our loan portfolio and may need to make qualitative adjustments depending on factors that may impact the economy and the financial condition of our borrowers.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three-month period ended March 31, 2023, non-interest income was $1,655,000, representing an increase of $487,000 or 41.7%, compared to the same period in 2022.

The following tables show the major components of non-interest income:

(in thousands)	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Service charges on deposits	$416	$376	$40	10.6%
Debit card transaction fee income	405	413	(8)	-1.9%
Earnings on cash surrender value of life insurance	189	182	7	3.8%
Mortgage commissions	9	35	(26)	-74.3%
Gains on sales of available-for-sale securities	143	0	143	0.0%
Other income	493	162	331	204.3%
Total non-interest income	$1,655	$1,168	$487	41.7%

Service charges on deposits increased by $40,000 for the three-months ended March 31, 2023, compared to the same period in 2022. The increase was due to growth of our core customer base, which resulted in higher service fee and overdraft fee income related to servicing deposit accounts.

Debit card transaction fee income decreased by $8,000 for the three-months ended March 31, 2023, compared to the same period in 2022. The decrease is attributable to normal spending fluctuations that occur in business and consumer deposit accounts. Overall, there has been a trend of higher electronic payment methods beginning in 2020, amid the COVID-19 pandemic.

Earnings on cash surrender value of life insurance increased by $7,000 for the three-months ended March 31, 2023, compared to the same period in 2022, corresponding to higher yields earned in 2023.

Mortgage commissions decreased by $26,000 for the three-months ended March 31, 2023, as compared to the same period of 2022, as the demand for home purchases and refinancing has decreased from last year due in part to higher interest rates.

Other income increased by $331,000 for the three-month period ended March 31, 2023, as compared to the same period of 2022, mainly due to a positive change of $228,000 in the fair value of one equity security, and a gain of $143,000 on the sale of available-for-sale investment securities that was recorded during the first quarter of 2023.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

(in thousands)	For the Three Months Ended March 31,
	2023	2022	$ Change	% Change
Salaries and employee benefits	$6,439	$5,676	$763	13.4%
Occupancy expenses	1,187	1,035	152	14.7%
Data processing fees	612	559	53	9.5%
Regulatory assessments (FDIC & DFPI)	195	261	(66)	-25.3%
Other operating expenses	1,324	1,591	(267)	-16.8%
Total non-interest expense	$9,757	$9,122	$635	7.0%

Non-interest expenses increased by $635,000 or 7.0% for the three-months ended March 31, 2023, as compared to the same period of 2022.  Salaries and employee benefits increased $763,000 for the three-months ended March 31, 2023, as compared to the same period of 2022. The increase in the three-month period is due to additional staffing expense required to support the continued loan and deposit growth, including the staff at our new Roseville branch that opened in December 2022.

Occupancy expenses increased by $152,000 for the three-months ended March 31, 2023, as compared to the same period of 2022, mainly due to rent expense and general operating costs related to branch facilities, including the rent and overhead expenses related to our new Roseville branch that opened in December 2022.

Data processing fees increased by $53,000 for the three-month period ended March 31, 2023, as compared to the same period of 2022, primarily due to servicing costs on the growing number of loan and deposit accounts as well as upgrades to our online banking platform.

Federal Deposit Insurance Corporation (“FDIC”) and California Department of Financial Protection and Innovation (“DFPI”) regulatory assessments decreased by $66,000 for the three-months ended March 31, 2023, as compared to the same period in 2022.  The initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC and the Company’s risk profile has improved resulting in decreases in the assessment rate during 2023. The assessment rate remains at a relatively low level due to our strong credit quality, earnings and risk-based capital ratios. Management recognizes that assessments could increase further depending on deposit growth throughout the remainder of 2023, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis.

Other expense decreased by $267,000 for the three-month period ended March 31, 2023, as compared to the same period in 2022, due to a reversal of $352,000 in undisbursed loan commitment loss provisions which was dictated credit quality factors within our CECL internal loan-risk model. Offsetting this reversal were increases in a variety of general operating expenses, which is expected given the expansion of the Company’s business portfolios.

Management anticipates that non-interest expense will continue to increase as the Company continues to grow.  However, management remains committed to cost-control and efficiency, and expects to keep these increases to a minimum relative to growth.

Income Taxes

The Company recorded provisions for income taxes of $2,676,000 for the three-month period ended March 31, 2023, representing an increase of $2,041,000 compared to the provision recorded in the comparable period of 2022. The effective income tax rate on income from continuing operations was 22.5% for the three-months ended March 31, 2023, compared to 21.1% for the comparable period of 2022. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, bank owned life insurance and certain tax-exempt loans). The disparity between the effective tax rates for the year-to-date period of 2023 as compared to 2022 is primarily due to tax credits from low-income housing projects as well as tax free-income on municipal securities and loans that comprised a larger proportion of pre-tax income in 2022 as compared to 2023.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, implements a new 15% corporate alternative minimum tax for certain large corporations, a 1% excise tax on stock buybacks, and several tax incentives to promote clean energy and climate initiatives. These provisions became effective on January 1, 2023. Based on its analysis of the provisions, the Company does not expect this legislation to have a material impact on its consolidated financial statements.

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

Non-accrual loans totaled $0 as of March 31, 2023 and December 31, 2022.  At March 31, 2023 and December 31, 2022, there were no loan modifications pursuant to ASU 2022-02, and therefore there were no payment delinquencies on modified loans during the three-months ended March 31, 2023.

As of March 31, 2023 and December 31, 2022, there were no OREO properties, and there were no sales, acquisitions or fair value adjustments of OREO properties during the three-months ended March 31, 2023. During the second quarter of 2022, we sold the last remaining OREO that consisted of one property, a residential land property acquired through foreclosure that was written down to a zero balance because the public utilities have not been obtainable, therefore, rendering these land lots unmarketable at this time. That property was sold for the amount of property taxes owed to the county, therefore, we received no sales proceeds on the sale. There were no sales, acquisitions or fair value adjustments of OREO properties during the three-months ended March 31, 2022.

The following table presents information about the Bank’s non-performing assets, including asset quality ratios as of March 31, 2023 and December 31, 2022:

Non-Performing Assets

(in thousands)	March 31,	December 31,
	2023	2022
Loans in non-accrual status	$0	$0
Loans past due 90 days or more and accruing	0	0
Total non-performing loans	0	0
Other real estate owned	0	0
Total non-performing assets	$0	$0

Allowance for credit losses	$9,383	$9,468

Asset quality ratios:
Non-performing assets to total assets	0.00%	0.00%
Non-performing loans to total loans	0.00%	0.00%
Allowance for credit losses to total loans	1.01%	1.03%
Allowance for credit losses to total non-performing loans	NA	NA

Non-performing assets remained at $0 as of March 31, 2023 and December 31, 2022, due to strong credit quality within our loan portfolio.

Allowance for Credit Losses

Due to credit risk inherent in the lending business, the Company routinely sets aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges for the outstanding loan portfolio have been credited to the allowance for credit losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company recorded a credit loss provision reversal of $460,000 during the three-months ended March 31, 2023, as compared to no provisions recorded during the same period of 2022.

The allowance for credit losses decreased by $85,000 to $9,383,000 as of March 31, 2023, as compared to $9,468,000 as of December 31, 2022, due to the reversal of $460,000 in credit loss provisions, a one-time CECL implementation increase of $346,000, and net loan recoveries of $29,000 during the first three months of 2023. These factors combined with the increase in the gross loan balance resulted in a decrease in the allowance for credit losses as a percentage of total loans to 1.01% as of March 31, 2023 from 1.03% as of December 31, 2022.

The Company will continue to monitor the adequacy of the allowance for credit losses and make additions to the allowance in accordance with the analysis referred to above. Because of uncertainties inherent in estimating the appropriate level of the allowance for credit losses, actual results may differ from management’s estimate of credit losses and the related allowance.

The Company makes provisions for credit losses when required to bring the total allowance for credit losses to a level deemed appropriate for the level of risk in the loan portfolio.  At least quarterly, management conducts an assessment of the overall quality of the loan portfolio and general economic trends in the local market.  The determination of the appropriate level for the allowance is based on that review, considering such factors as historical experience, the volume and type of lending conducted, the amount of and identified potential loss associated with specific non-performing loans, regulatory policies, general economic conditions, and other factors related to the collectability of loans in the portfolio.

Although management believes the allowance as of March 31, 2023 was adequate to absorb probable losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on the Company’s service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of March 31, 2023, and December 31, 2022, the Company had $389,403,000 and $429,633,000, respectively, in cash and cash equivalents.

Investment Securities

Management of the investment securities portfolio focuses on providing an adequate level of liquidity and establishing an interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk. Investment securities that the Company intends to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale or equity securities.  Currently, all of the investment securities are classified as available-for-sale except for one mutual fund classified as an equity security with a carrying value of $3,065,000 as of March 31, 2023. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. The carrying values of equity securities are adjusted for unrealized gains or losses through noninterest income in the consolidated statement of income.

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

Deposits

Total deposits as of March 31, 2023 were $1,769,176,000, a $45,121,000 or 2.5% decrease from the deposit total of $1,814,297,000 as of December 31, 2022.  Average deposits increased by $2,058,000 to $1,780,439,000 for the three-month period ended March 31, 2023 as compared to the same period in 2022. Management believes the Company attracted deposits due to the safety and soundness of the Bank and our focus on customer service.

Deposits Outstanding

	March 31,	December 31,	Three Month Change
(in thousands)	2023	2022	$	%

Demand	$1,188,719	$1,202,321	$(13,602)	(1.1%	)
MMDA	389,307	405,797	(16,490)	(4.1%	)
Savings	154,930	165,994	(11,064)	(6.7%	)
Time < $250K	20,042	24,712	(4,670)	(18.9%	)
Time > $250K	16,178	15,473	705	4.6%
	$1,769,176	$1,814,297	$(45,121)	(2.5%	)

Because the Company’s client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Four clients carry deposit balances of more than 1% of total deposits, but none had a deposit balance of more than 3% of total deposits as of March 31, 2023. Management believes that the Company’s funding concentration risk is not significant and is mitigated by the ample sources of funds the Bank has access to.

We have experienced nominal negative impacts on liquidity resulting from the recent events in the banking industry. The deposit decrease during the first quarter of 2023 was related to normal seasonal activity and some movement to higher deposit rates offered by other financial institutions. See “Liquidity and Capital Resources” section below for more information.

Since the deposit growth strategy emphasizes core deposit growth, the Company has avoided relying on brokered deposits as a consistent source of funds. The Company had no brokered deposits as of March 31, 2023 and December 31, 2022.

Borrowings

Although deposits are the primary source of funds for lending and investment activities and for general business purposes, the Company may obtain advances from the Federal Home Loan Bank (“FHLB”) as an alternative to retail deposit funds. As of March 31, 2023 and December 31, 2022, there were no outstanding FHLB advances or borrowings of any kind, as the Company continues to rely on deposit growth as its primary source of funding. See “Liquidity and Capital Resources” below for the details on the FHLB borrowings program.

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

The following tables present a comparison of our actual capital ratios to the minimum required ratios as of the dates indicated:

(in thousands)			Regulatory
	Actual		Minimum
Capital ratios for Bank:	Amount	Ratio	Amount	Ratio

As of March 31, 2023
Total capital (to Risk- Weighted Assets)	$170,896	13.2%	$136,418	>10.5%
Tier I capital (to Risk- Weighted Assets)	$160,772	12.4%	$110,433	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$160,772	12.4%	$90,945	>7.0%
Tier I capital (to Average Assets)	$160,772	8.1%	$79,077	>4.0%

As of December 31, 2022
Total capital (to Risk- Weighted Assets)	$163,593	12.4%	$138,578	>10.5%
Tier I capital (to Risk- Weighted Assets)	$153,579	11.6%	$112,182	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$153,579	11.6%	$92,386	>7.0%
Tier I capital (to Average Assets)	$153,579	7.6%	$81,286	>4.0%

Capital ratios for the Company:

As of March 31, 2023
Total capital (to Risk- Weighted Assets)	$171,184	13.2%	$136,434	>10.5%
Tier I capital (to Risk- Weighted Assets)	$161,060	12.4%	$110,447	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$161,060	12.4%	$90,956	>7.0%
Tier I capital (to Average Assets)	$161,060	8.1%	$79,082	>4.0%

As of December 31, 2022
Total capital (to Risk- Weighted Assets)	$163,810	12.4%	$138,584	>10.5%
Tier I capital (to Risk- Weighted Assets)	$153,796	11.7%	$112,187	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$153,796	11.7%	$92,389	>7.0%
Tier I capital (to Average Assets)	$153,796	7.6%	$81,289	>4.0%

Liquidity and Capital Resources

Material Cash Commitments

The following tables summarizes short- and long-term material cash requirements as of March 31, 2023, which we believe that we will be able to fund these obligations through cash generated from our operations and available alternative sources of funds (dollars in thousands):

	Less than 1 year	More than 1 year	Total
Operating lease obligations	$1,459	$7,706	$9,165
Supplemental retirement plans	85	11314	11,399
Time deposit maturities	35,104	1,116	36,220
Total	$36,648	$20,136	$56,784

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

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, the Company maintains a portion of funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. The Company obtains funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings. The Company’s primary use of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common stockholders. The Company’s liquid assets as of March 31, 2023 were $669.7 million compared to $755.2 million as of December 31, 2022.  The Company’s liquidity level measured as the percentage of liquid assets to total assets was 34.5% as of March 31, 2023, compared to 37.9% as of December 31, 2022. Liquid assets decreased during the first three months of 2023, mainly due to the decrease in deposits, loan growth, and increase in public deposit balances which require investment securities to be pledged as collateral. Management anticipates that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for operating, investing and financing needs and regulatory liquidity requirements for at least the next twelve months. Management monitors the Company’s liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, the Company relies on advances from the FHLB to supplement the supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of the loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of March 31, 2023, the Company’s borrowing capacity from the FHLB was approximately $325 million and there were no outstanding advances. The Company also maintains 2 lines of credit with correspondent banks to purchase up to $70 million in federal funds, for which there were no advances as of March 31, 2023.

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company provides various forms of credit lines to meet the financing needs of customers. These commitments, which represent a credit risk to us, are not represented in any form on the balance sheets.

As of March 31, 2023 and December 31, 2022, the Company had commitments to extend credit of $200.8 million and $212.4 million, respectively, which includes obligations under letters of credit of $3.1 million and $3.1 million, respectively.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For qualitative and quantitative disclosures about market risk, please see the sections entitled “Market Risk” and “Interest Rate Management” in Item 7A of the Company’s 2022 Annual Report on Form 10-K. As of March 31, 2023, the Company’s exposures to market risk have not changed materially since December 31, 2022.

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

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the Evaluation Date.

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

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 29, 2023. The following supplements the risk factors described in our Annual Report on Form 10-K.

Recent bank failures have created significant market volatility, regulatory uncertainty, and decreased confidence in the U.S. banking system.

The failures of Silicon Valley Bank (“SVB”) and Signature Bank (“Signature”) in March 2023, followed by the failure of First Republic Bank in May 2023, have caused significant market volatility, regulatory uncertainty, and decreased confidence in the U.S. banking system. The recent bank failures occurred during a period of rapidly rising interest rates which, among other things, has resulted in unrealized losses in longer duration securities and more competition for bank deposits, and may increase the risk of a potential economic recession in the United States. Given the current environment, we may experience more deposit volatility as customers react to adverse events or market speculation involving financial institutions.

Ratings agencies have also reacted to recent events by issuing updated ratings and assessments. On April 21, 2023, Moody’s lowered the macro profile of the U.S. banking system reflecting general concern around the banking industry as a whole. Our ratings are subject to further adjustments based on a number of factors, including our financial strength and ability to generate earnings as well as factors not entirely within our control, such as conditions affecting the financial services industry generally.

In response to the bank failures, the United States government may adopt a variety of measures and new regulations designed to strengthen capital levels, liquidity standards, and risk management practices and otherwise restore confidence in financial institutions. Any reforms, if adopted, could have a significant impact on banks and bank holding companies. The premiums of the FDIC’s deposit insurance program are expected to increase, and banking regulators have signaled further review of regulatory requirements and the potential for changes to laws or regulations governing banks and bank holding companies. Changes resulting from these events could include increased regulatory oversight, higher capital requirements or changes in the way regulatory capital is calculated, and the impositions of additional restrictions through regulatory changes or supervisory or enforcement activities, each of which could have a material impact on our business.

The failure to address the federal debt ceiling in a timely manner, downgrades of the U.S. credit rating and uncertain credit and financial market conditions may affect the stability of securities issued or guaranteed by the federal government, which may affect the valuation or liquidity of our investment securities portfolio and increase future borrowing costs.

Recent federal budget deficit concerns and political conflict over legislation to raise the U.S. government’s debt limit have increased the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the United States. As a result of uncertain political, credit and financial market conditions, including the potential consequences of the federal government defaulting on its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose credit default and liquidity risks. Given that future deterioration in the U.S. credit and financial markets is a possibility, losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments may occur. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the federal government and the valuation or liquidity of our portfolio of such investment securities, and could result in our counterparties requiring additional collateral for our borrowings. Further, unless and until U.S. political, credit and financial market conditions have been sufficiently resolved or stabilized, it may increase our future borrowing costs.

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

101*

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets at March 31, 2023 (Unaudited) and December 31, 2022, (ii) Condensed Consolidated Statements of Income for the three-month periods ended March 31, 2023 and March 31, 2022 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2023 and March 31, 2022 (Unaudited), (iv) Condensed Consolidated Statements of Changes of Shareholders’ Equity for the three-month periods ended March 31, 2023 and March 31, 2022 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2023 and March 31, 2022 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oak Valley Bancorp
Date: May 15, 2023	By:	/s/ JEFFREY A. GALL
Jeffrey A. Gall
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)