Form 10-Q
period 2023-06-30
Oak Valley Bancorp
filed 2023-08-14
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,281,661 shares of common stock outstanding as of August 4, 2023.

Oak Valley Bancorp

June 30, 2023

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

Condensed Consolidated Balance Sheets at June 30, 2023 (Unaudited) and December 31, 2022		1

Condensed Consolidated Statements of Income for the three and six-month periods ended June 30, 2023 and June 30, 2022 (Unaudited)		2

Condensed Consolidated Statements of Comprehensive Income for the three and six-month periods ended June 30, 2023 and June 30, 2022 (Unaudited)		3

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and six-month periods ended June 30, 2023 and June 30, 2022 (Unaudited)		4

Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2023 and June 30, 2022 (Unaudited)		5

Notes to Condensed Consolidated Financial Statements (Unaudited)		6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	42

PART II – OTHER INFORMATION		43

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Defaults Upon Senior Securities	44

Item 4.	Mine Safety Disclosures	44

Item 5.	Other Information	44

Item 6.	Exhibits	45

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands)	June 30,	December 31,
	2023	2022
ASSETS
Cash and due from banks	$268,496	$415,803
Federal funds sold	32,050	13,830
Cash and cash equivalents	300,546	429,633

Securities - available for sale	515,851	527,438
Securities - equity investments	3,042	2,990
Loans, net of allowance for credit losses of $9,411 and $9,468 at June 30, 2023 and December 31, 2022, respectively	939,708	905,035
Cash surrender value of life insurance	30,601	30,218
Bank premises and equipment, net	16,233	15,300
Goodwill and other intangible assets, net	3,515	3,558
Interest receivable and other assets	52,217	54,174

	$1,861,713	$1,968,346

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$1,682,378	$1,814,297
Interest payable and other liabilities	32,213	27,423
Total liabilities	1,714,591	1,841,720

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,281,661 and 8,257,894 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	25,435	25,435
Additional paid-in capital	5,286	5,190
Retained earnings	142,407	126,728
Accumulated other comprehensive loss, net of tax	(26,006)	(30,727)
Total shareholders’ equity	147,122	126,626

	$1,861,713	$1,968,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
INTEREST INCOME
Interest and fees on loans	$10,947	$9,414	$21,418	$18,536
Interest on securities	5,159	3,210	10,284	5,022
Interest on federal funds sold	287	46	576	56
Interest on deposits with banks	3,710	807	7,821	1,063
Total interest income	20,103	13,477	40,099	24,677

INTEREST EXPENSE
Deposits	696	244	1,148	486
Federal funds purchased	0	0	1	0
Total interest expense	696	244	1,149	486

Net interest income	19,407	13,233	38,950	24,191
Reversal of provision for credit losses	0	0	(460)	0
Net interest income after reversal of provision for credit losses	19,407	13,233	39,410	24,191

NON-INTEREST INCOME
Service charges on deposits	462	409	878	785
Debit card transaction fee income	458	449	863	862
Earnings on cash surrender value of life insurance	194	188	383	370
Mortgage commissions	0	20	9	55
Gains on sales of available-for-sale securities	0	0	143	0
Other	541	305	1,035	467
Total non-interest income	1,655	1,371	3,311	2,539

NON-INTEREST EXPENSE
Salaries and employee benefits	6,336	5,658	12,775	11,335
Occupancy expenses	1,131	991	2,318	2,026
Data processing fees	619	598	1,231	1,157
Regulatory assessments (FDIC & DFPI)	220	261	415	522
Other operating expenses	1,756	1,697	3,080	3,287
Total non-interest expense	10,062	9,205	19,819	18,327

Net income before provision for income taxes	11,000	5,399	22,902	8,403

Total provision for income taxes	2,596	1,141	5,273	1,776
Net Income	$8,404	$4,258	$17,629	$6,627

Net income per share	$1.03	$0.52	$2.15	$0.81

Net income per diluted share	$1.02	$0.52	$2.14	$0.81

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(dollars in thousands)	2023	2022	2023	2022

Net income	$8,404	$4,258	$17,629	$6,627
Other comprehensive (loss) income:
Unrealized holding (losses) gains arising during the period	(4,087)	(24,646)	6,846	(41,909)
Less: reclassification for net gains included in net income	0	0	(143)	0
Other comprehensive (loss) income, before tax	(4,087)	(24,646)	6,703	(41,909)
Tax benefit (expense) related to items of other comprehensive (loss) income	1,208	7,286	(1,982)	12,390
Total other comprehensive (loss) income	(2,879)	(17,360)	4,721	(29,519)
Comprehensive income (loss)	$5,525	$(13,102)	$22,350	$(22,892)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	THREE MONTHS ENDED JUNE 30, 2023 AND 2022
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, April 1, 2023	8,281,661	$25,435	$5,159	$134,003	$(23,127)	141,470
Stock based compensation	0	0	127	0	0	127
Other comprehensive loss	0	0	0	0	(2,879)	(2,879)
Net income	0	0	0	8,404	0	8,404
Balances, June 30, 2023	8,281,661	$25,435	$5,286	$142,407	$(26,006)	$147,122

Balances, April 1, 2022	8,255,601	$25,435	$4,752	$107,433	$(5,971)	131,649
Restricted stock forfeited	(600)	0	0	0	0	0
Restricted stock surrendered for tax withholding	(427)	0	(7)	0	0	(7)
Stock based compensation	0	0	158	0	0	158
Other comprehensive loss	0	0	0	0	(17,360)	(17,360)
Net income	0	0	0	4,258	0	4,258
Balances, June 30, 2022	8,254,574	$25,435	$4,903	$111,691	$(23,331)	$118,698

	SIX MONTHS ENDED JUNE 30, 2023 AND 2022
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2023	8,257,894	$25,435	$5,190	$126,728	$(30,727)	126,626
Restricted stock issued	30,196	0	0	0	0	0
Restricted stock surrendered for tax withholding	(6,429)	0	(175)	0	0	(175)
Cash dividends declared $0.16 per share of common stock	0	0	0	(1,321)	0	(1,321)
Stock based compensation	0	0	271	0	0	271
Other comprehensive income	0	0	0	0	4,721	4,721
CECL adoption adjustments	0	0	0	(629)	0	(629)
Net income	0	0	0	17,629	0	17,629
Balances, June 30, 2023	8,281,661	$25,435	$5,286	$142,407	$(26,006)	$147,122

Balances, January 1, 2022	8,239,099	$25,435	$4,689	$106,300	$6,188	$142,612
Restricted stock issued	21,797	0	0	0	0	0
Restricted stock forfeited	(900)	0	0	0	0	0
Restricted stock surrendered for tax withholding	(5,422)	0	(108)	0	0	(108)
Cash dividends declared $0.15 per share of common stock	0	0	0	(1,236)	0	(1,236)
Stock based compensation	0	0	322	0	0	322
Other comprehensive loss	0	0	0	0	(29,519)	(29,519)
Net income	0	0	0	6,627	0	6,627
Balances, June 30, 2022	8,254,574	$25,435	$4,903	$111,691	$(23,331)	$118,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
(dollars in thousands)	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,629	$6,627
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	(460)	0
Decrease in deferred fees/costs, net	(113)	(251)
Depreciation	674	667
Amortization of investment securities, net	570	578
Unrealized loss on equity securities	3	316
Amortization of operating lease right-of-use asset	(117)	(83)
Stock based compensation	271	322
Gain on sales of available for sale securities	(143)	0
Earnings on cash surrender value of life insurance	(383)	(370)
Increase in interest payable and other liabilities	4,687	419
Decrease (increase) in interest receivable	702	(2,461)
(Increase) decrease in other assets	(27)	1,429
Net cash from operating activities	23,293	7,193

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(40,660)	(288,250)
Purchases of equity securities	(49)	(32)
Proceeds from the sale of available-for-sale securities	43,791	0
Proceeds from maturities, calls, and principal paydowns of available-for-sale securities	14,726	7,112
Investment in LIHTC	0	(284)
Net increase in loans	(34,446)	(47,543)
Purchase of FHLB Stock	(720)	(257)
Purchases of premises and equipment	(1,607)	(493)
Net cash used in investing activities	(18,965)	(329,747)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(1,321)	(1,236)
Net (decrease) increase in demand deposits and savings accounts	(126,987)	46,445
Net decrease in time deposits	(4,932)	(909)
Tax withholding payments on vested restricted shares surrendered	(175)	(108)
Net cash (used in) from financing activities	(133,415)	44,192

NET DECREASE IN CASH AND CASH EQUIVALENTS	(129,087)	(278,362)

CASH AND CASH EQUIVALENTS, beginning of period	429,633	778,267

CASH AND CASH EQUIVALENTS, end of period	$300,546	$499,905

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,152	$483
Operating leases	$767	$660
Income taxes	$0	$851

NON-CASH INVESTING ACTIVITIES:
Change in unrealized gain (loss) on securities	$6,703	$(41,909)
Change in contributions payable to LIHTC limited partner investment	$0	$5,000
Right-of-use asset obtained in exchange for new operating lease liability	$444	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Oak Valley Bancorp (“the Company”, “us”, “our”) is the parent holding company for Oak Valley Community Bank (the “Bank”), a California state-chartered bank.  The consolidated financial statements include the accounts of the parent company and its wholly-owned bank subsidiary. Unless otherwise stated, the “Company” refers to the consolidated entity, Oak Valley Bancorp, while the “Bank” refers to Oak Valley Community Bank. All material intercompany transactions have been eliminated. The interim consolidated financial statements included in this Quarterly Report on Form 10-Q are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six-month periods ended June 30, 2023 are not necessarily indicative of the results of a full year’s operations. Certain prior period amounts have been reclassified to conform to the current period presentation. There was no effect on net income or shareholders’ equity as previously reported as a result of reclassifications. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2022.

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

In March 2023, the FASB issued ASU No. 2023-02, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force). The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of the program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. A reporting entity may make an accounting policy election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity level or to individual investments. Previously, only Low-Income Housing Tax Credit investments were eligible to apply the proportional amortization method. This ASU becomes effective on January 1, 2024, with early adoption permitted and can be adopted using either a retrospective or modified retrospective transition method. The Company intends to adopt this standard but does not expect it will have a material impact on the consolidated financial statements.

NOTE 3 – SECURITIES

Equity Securities

The Company held equity securities with fair values of $3,042,000 and $2,990,000 as of June 30, 2023 and December 31, 2022, respectively. There were no sales of equity securities during the three and six-month periods ended June 30, 2023 and 2022. Consistent with ASC 321, Equity Securities, these securities are carried at fair value with the changes in fair value recognized in the condensed consolidated statements of income. Accordingly, the Company recognized a loss of $48,000 and a gain of $3,000 during the three and six-month periods ended June 30, 2023, respectively, as compared to losses of $139,000 and $316,000 during the same periods of 2022.

Debt Securities

Debt securities have been classified in the financial statements as available for sale. The amortized cost and estimated fair values of debt securities as of June 30, 2023 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$87,985	$5	$(5,514)	$82,476
Collateralized mortgage obligations	9,595	0	(620)	8,975
Municipalities	347,871	1,358	(25,671)	323,558
SBA pools	1,895	6	(4)	1,897
Corporate debt	47,506	13	(4,812)	42,707
Asset backed securities	57,920	57	(1,739)	56,238
	$552,772	$1,439	$(38,360)	$515,851

The following tables detail the gross unrealized losses and fair values of debt securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2023.

(dollars in thousands)		Less than 12 months		12 months or more		Total
Description of Securities	Number of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	53	$39,826	$(1,046)	$39,987	(4,468)	$79,813	$(5,514)
Collateralized mortgage obligations	6	4,825	(104)	4,151	(516)	8,976	(620)
Municipalities	122	106,623	(1,649)	157,471	(24,022)	264,094	(25,671)
SBA pools	4	0	0	759	(4)	759	(4)
Corporate debt	13	0	0	40,694	(4,812)	40,694	(4,812)
Asset backed securities	23	5,744	(54)	42,620	(1,685)	48,364	(1,739)
Total temporarily impaired securities	221	$157,018	$(2,853)	$285,682	$(35,507)	$442,700	$(38,360)

For available-for-sale debt securities in an unrealized loss position, management evaluates whether the decline in fair value is a reflection of credit deterioration or other factors. In performing this evaluation, management considers the extent which fair value has fallen below amortized cost, changes in ratings by rating agencies, and other information indicating a deterioration in repayment capacity of either the underlying issuer or the borrowers providing repayment capacity in a securitization. If management’s evaluation indicates that a credit loss exists then a present value of the expected cash flows is calculated and compared to the amortized cost basis of the security in question and to the degree that the amortized cost basis exceeds the present value an allowance for credit loss (“ACL”) is established, with the caveat that the maximum amount of the reserve on any individual security is the difference between the fair value and amortized cost balance of the security in question. Any unrealized loss that has not been recorded through an ACL is recognized in other comprehensive income.

The unrealized losses are due primarily to rising market yields and not due to credit deterioration. As such, no ACL on available-for-sale securities has been established as of June 30, 2023. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities as of June 30, 2023, segregated by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized Cost	Fair Value
Available-for-sale securities:
Due in one year or less	101,652	95,302
Due after one year through five years	116,321	113,951
Due after five years through ten years	251,518	228,844
Due after ten years	83,281	77,754
	$552,772	$515,851

The amortized cost and estimated fair values of debt securities as of December 31, 2022 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$94,142	$18	$(5,439)	$88,721
Collateralized mortgage obligations	5,094	0	(483)	4,611
Municipalities	361,643	1,017	(31,079)	331,581
SBA pools	2,358	10	(6)	2,362
Corporate debt	47,512	0	(5,452)	42,060
Asset-backed securities	60,313	11	(2,221)	58,103
	$571,062	$1,056	$(44,680)	$527,438

The following tables detail the gross unrealized losses and fair values aggregated of debt securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2022.

(dollars in thousands)		Less than 12 months		12 months or more		Total
Description of Securities	Number of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	52	$81,936	(4,451)	3,972	(988)	$85,908	$(5,439)
Collateralized mortgage obligations	5	4,278	(431)	333	(52)	4,611	(483)
Municipalities	132	216,154	(16,782)	46,348	(14,297)	262,502	(31,079)
SBA pools	4	0	0	975	(6)	975	(6)
Corporate debt	14	30,971	(3,041)	11,089	(2,411)	42,060	(5,452)
Asset backed securities	24	36,275	(1,669)	14,043	(552)	50,318	(2,221)
Total temporarily impaired securities	231	$369,614	$(26,374)	$76,760	$(18,306)	$446,374	$(44,680)

The Company recognized no gains or losses on called securities during the three and six-month periods ended June 30, 2023 and 2022. There were no sales of available-for-sale securities during the three-months ended June 30, 2023. The Company sold 24 securities with a book value of $42,791,000 resulting in gross losses of $72,000 and gross gains of $215,000, for a net gain of $143,000 during the six-months ended June 30, 2023, as compared to no sales of available-for-sale securities during the three and six-months ended June 30, 2022.

Debt securities carried at $289,092,000 and $242,023,000 as of June 30, 2023 and December 31, 2022, respectively, were pledged to secure deposits of public funds.

NOTE 4 – LOANS

The Company’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of June 30, 2023, approximately 87% of the Company’s loans are commercial real estate loans, which include construction loans. Approximately 8% of the Company’s loans are for general commercial uses including professional, retail, and small business. Additionally, 3% of the Company’s loans are for residential real estate and other consumer loans. The remaining 2% are agriculture loans. Loan totals were as follows:

(in thousands)	June 30, 2023	December 31, 2022
Commercial real estate:
Commercial real estate- construction	$21,152	$31,257
Commercial real estate- mortgages	694,089	650,180
Land	19,750	12,539
Farmland	91,623	85,989
Commercial and industrial	71,578	82,506
Consumer	379	375
Consumer residential	30,776	31,861
Agriculture	21,141	21,051
Total loans	950,488	915,758

Less:
Deferred loan fees and costs, net	(1,369)	(1,255)
Allowance for credit losses	(9,411)	(9,468)
Net loans	$939,708	$905,035

Paycheck Protection Program. With the passage of the Paycheck Protection Program (“PPP”), administered by the SBA under the Coronavirus Aid, Relief and Economic Security Act (as amended, the “CARES Act”), the Company assisted its customers with applications for resources through the program. PPP loans have a two-year term if the loan was approved by the SBA prior to June 5, 2020, and loans approved after that date have a five-year term. All PPP loans earn a contractual interest rate of 1%. SBA forgiveness payments resulted in loan pay-offs of approximately $29 million in 2022 and $1.5 million during the first three months of 2023. PPP outstanding balances totaled $126,000 and $1,831,000 as of June 30, 2023 and December 31, 2022, respectively. As a result of funding the PPP loans, the Company received fee income that is recorded to total interest income net of deferred loan costs, through amortization over the life of the loans. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government; in addition, the Federal Reserve has indicated that unless a bank has a reason to believe that the SBA guarantee on PPP loans would be jeopardized, then no reserve would be expected on an SBA-guaranteed PPP loan. Therefore, no allowance for credit losses has been allocated by the Company for these PPP loans.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. As of June 30, 2023 and December 31, 2022, respectively, approximately 36% and 38% of the outstanding principal balance of commercial real estate loans was secured by owner-occupied properties.

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

No loans were on non-accrual status as of June 30, 2023, December 31, 2022, and June 30, 2022.

The following table analyzes past due loans including the past due non-accrual loans in the above table, segregated by class of loans, as of June 30, 2023 (in thousands):

June 30, 2023	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	90 Days or More Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$21,152	$21,152	$0
Commercial R.E. - mortgages	0	0	0	0	694,089	694,089	0
Land	0	0	0	0	19,750	19,750	0
Farmland	0	0	0	0	91,623	91,623	0
Commercial and industrial	0	0	0	0	71,578	71,578	0
Consumer	0	0	0	0	379	379	0
Consumer residential	0	0	0	0	30,776	30,776	0
Agriculture	0	0	0	0	21,141	21,141	0
Total	$0	$0	$0	$0	$950,488	$950,488	$0

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

Collateral Dependent Loans. Management’s evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Prior to January 1, 2023, before CECL was adopted, collateral dependent loans are loans in which repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment. Under CECL, loans can be determined to be collateral dependent if foreclosure of the loan’s underlying collateral is probable or as a practical expedient if the borrower is experiencing financial difficulties and the repayment is expected to be provided substantially through the operation or sale of the collateral. Loans are written down to the lower of cost or fair value of underlying collateral, less estimated costs to sell. The Company had no collateral dependent loans as of June 30, 2023 and December 31, 2022.

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
June 30, 2022
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$0	$0
Commercial R.E. - mortgages	0	0	0	0	0	0
Land	0	0	0	0	0	0
Farmland	0	0	0	0	0	0
Commercial and Industrial	0	0	0	0	0	0
Consumer	0	0	0	0	0	0
Consumer residential	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$0

Loan Modification Disclosures Pursuant to ASU 2022-02 - The Company may agree to different types of concessions when modifying a loan. There were no loan modifications to borrowers experiencing financial difficulty, including principal forgiveness, rate reductions, payment deferral or term extension, during the three and six months ended June 30, 2023.

TDR Disclosures Prior to the Adoption of ASU 2022-02 - As of December 31, 2022 and June 30, 2022 there were no loans classified as troubled debt restructurings. During the three and six-month periods ended June 30, 2022, there were no loans that were modified to be troubled debt restructurings. There were no loans modified as troubled debt restructurings within the previous twelve months and for which there was a payment default during the three and six-month periods ended June 30, 2022. A loan is considered to be in payment default once it is ninety days contractually past due under the modified terms.

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

As of June 30, 2023 and December 31, 2022, there are no loans that are classified with risk grades of 8- Loss.

The risk grades are reviewed every month, at a minimum and on an as-needed basis depending on the specific circumstances of the loan.

The following table summarizes loan risk grade totals by class and year of origination as of June 30, 2023. Risk grades 1 through 4(W) have been aggregated in the “Pass” line.

	As of June 30, 2023
(in thousands)	Term Loans Amortized Cost Basis by Origination Year
Risk Grade Ratings	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial real estate - construction
Pass	$3,750	$16,553	$219	$630	$0	$0	$0	$21,152
Total commercial real estate - construction	3,750	16,553	219	630	0	0	0	21,152

Commercial real estate - mortgages
Pass	36,655	120,386	147,048	73,542	66,830	236,104	0	680,565
Special mention	0	0	7,822	0	0	1,032	0	8,854
Substandard	0	0	0	0	4,670	0	0	4,670
Total commercial real estate - mortgages	36,655	120,386	154,870	73,542	71,500	237,136	0	694,089

Land
Pass	7,300	8,966	0	0	1,771	1,713	0	19,750
Total land	7,300	8,966	0	0	1,771	1,713	0	19,750

Farmland
Pass	8,400	10,720	16,889	15,178	6,752	33,684	0	91,623
Total farmland	8,400	10,720	16,889	15,178	6,752	33,684	0	91,623

Commercial and industrial
Pass	6,373	13,475	14,329	13,888	6,198	15,153	26	69,442
Special mention	0	0	0	174	67	1,540	0	1,781
Substandard	0	0	0	0	0	355	0	355
Total commercial and industrial	6,373	13,475	14,329	14,062	6,265	17,048	26	71,578

Consumer
Pass	70	64	49	25	0	0	153	361
Substandard	0	0	0	0	0	18	0	18
Total consumer	70	64	49	25	0	18	153	379

Consumer residential
Pass	758	5,070	4,534	3,030	1,878	7,978	7,497	30,745
Substandard	0	0	0	0	0	31	0	31
Total consumer residential	758	5,070	4,534	3,030	1,878	8,009	7,497	30,776

Agriculture
Pass	383	4,481	4,687	3,560	385	7,645	0	21,141
Total agriculture	383	4,481	4,687	3,560	385	7,645	0	21,141

Total by Risk Category
Pass	63,689	179,715	187,755	109,853	83,814	302,277	7,676	934,779
Special mention	0	0	7,822	174	67	2,572	0	10,635
Substandard	0	0	0	0	4,670	404	0	5,074
Total	$63,689	$179,715	$195,577	$110,027	$88,551	$305,253	$7,676	$950,488

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

The DCF quantitative reserve methodology incorporates the consideration of probability of default (“PD”) and loss given default (“LGD”) estimates to estimate periodic losses. The PD estimates are derived through the application of reasonable and supportable economic forecasts to call code specific regression models, derived from the consideration of historical bank-specific and peer loss-rate data. The loss rate data has been regressed against benchmark economic indicators, for which reasonable and supportable forecasts exist, in the development of the call-code specific regression models. Regression models are generally refreshed on an annual basis, in order to pull in more recent loss rate data. Reasonable and supportable forecasts of the selected economic metric are then input into the regression model to calculate an expected default rate. The expected default rates are then applied to expected monthly loan balances estimated through the consideration of contractual repayment terms and expected prepayments. The Company utilizes a four-quarter forecast period, after which the expected default rates revert to the historical average for each call code, over a four-quarter reversion period, on a straight-line basis. The prepayment assumptions applied to expected cash flow over the contractual life of the loans are estimated based on historical, bank-specific experience, peer data and the consideration of current and expected conditions and circumstances including the level of interest rates. The prepayment assumptions may be updated by Management in the event that changing conditions impact Management’s estimate or additional historical data gathered has resulted in the need for a reevaluation. LGD utilized in the DCF is derived from the application of the Frye-Jacobs theory which relates LGD to PD based on historical peer data, as calculated by a third-party. The call code regression models utilized upon implementation of CECL on January 1, 2023, and as of June 30, 2023, were identical, and relied upon reasonable and supportable forecasts of the National Unemployment Rate. Some of the call code regression models also use the Real Gross Domestic Product. Management selected the National Unemployment Rate and the Real Gross Domestic Product as the drivers of quantitative portion of collectively reserves on loan classes reliant upon the DCF methodology, primarily as a result of high correlation coefficients identified in regression modeling, the availability of forecasts including the quarterly FOMC forecast, and given the widespread familiarity of stakeholders with this economic metric.

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

The following table details activity in the ACL by portfolio segment for the three and six-month periods ended June 30, 2023 and 2022. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Credit Losses
For the Three and Six Months Ended June 30, 2023 and 2022

(in thousands)
Three Months Ended June 30, 2023	Commercial Real Estate	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total
Beginning balance	$8,470	$677	$3	$199	$34	$9,383
Charge-offs	0	0	(9)	0	0	(9)
Recoveries	34		2	1	0	37
Provision for (reversal of) credit losses	59	(76)	8	3	6	0
Ending balance	$8,563	$601	$4	$203	$40	$9,411

Six Months Ended June 30, 2023
Beginning balance	$8,373	$612	$5	$306	$172	$9,468
CECL day-one adjustments	500	102	(1)	(118)	(137)	346
Charge-offs	0	(12)	(17)	0	0	(29)
Recoveries	68	12	5	1	0	86
Provision for (reversal of) credit losses	(378)	(113)	12	14	5	(460)
Ending balance	$8,563	$601	$4	$203	$40	$9,411

Three Months Ended June 30, 2022
Beginning balance	$9,539	$701	$6	$311	$205	$10,762
Charge-offs	0	0	(7)	0	0	(7)
Recoveries	30	0	0	0	0	30
Provision for (reversal of) credit losses	(25)	(14)	7	6	26	0
Ending balance	$9,544	$687	$6	$317	$231	10,785

Six Months Ended June 30, 2022
Beginning balance	$9,404	$711	$6	$327	$290	$10,738
Charge-offs	0	0	(15)	0	0	(15)
Recoveries	61	0	1	0	0	62
Provision for (reversal of) credit losses	79	(24)	14	(10)	(59)	0
Ending balance	$9,544	$687	$6	$317	$231	10,785

The following table details the ACL and ending gross loan balances as of June 30, 2023 and December 31, 2022, summarized by collective and individual evaluation methods of impairment.

(in thousands)
June 30, 2023	Commercial Real Estate	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total
Allowance for credit losses for loans:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	8,563	601	4	203	40	9,411
	$8,563	$601	$4	$203	$40	$9,411

Ending gross loan balances:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	826,614	71,578	379	30,776	21,141	950,488
	$826,614	$71,578	$379	$30,776	$21,141	$950,488

December 31, 2022
Allowance for credit losses for loans:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	8,373	612	5	306	172	9,468
	$8,373	$612	$5	$306	$172	$9,468

Ending gross loan balances:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	779,965	82,506	375	31,861	21,051	915,758
	$779,965	$82,506	$375	$31,861	$21,051	$915,758

The following table presents gross charge-offs for the three and six-months ended June 30, 2023 by portfolio class and origination year (dollars in thousands):

	Three months ended June 30, 2023
(in thousands)	Term Loans Charged-off by Origination Year
Chargeoffs	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial real estate - construction	$0	$0	$0	$0	$0	$0	$0	$0
Commercial real estate - mortgages	0	0	0	0	0	0	0	0
Land	0	0	0	0	0	0	0	0
Farmland	0	0	0	0	0	0	0	0
Commercial and Industrial	0	0	0	0	0	0	0	0
Consumer	0	0	0	0	0	0	9	9
Consumer residential	0	0	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$0	$9	$9

	Six months ended June 30, 2023
(in thousands)	Term Loans Charged-off by Origination Year
Chargeoffs	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial real estate - construction	$0	$0	$0	$0	$0	$0	$0	$0
Commercial real estate - mortgages	0	0	0	0	0	0	0	0
Land	0	0	0	0	0	0	0	0
Farmland	0	0	0	0	0	0	0	0
Commercial and Industrial	0	0	12	0	0	0	0	12
Consumer	0	0	0	0	0	0	17	17
Consumer residential	0	0	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0	0	0
Total	$0	$0	$12	$0	$0	$0	$17	$29

Changes in the reserve for off-balance-sheet commitments were as follows:

(in thousands)	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022

Balance, beginning of period	$741	$463	$546	$469
CECL day-one adjustment	0	0	547	0
(Reversal of) Provision to Operations for Off Balance Sheet Commitments	(70)	12	(422)	6
Balance, end of period	$671	$475	$671	$475

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

At June 30, 2023 and December 31, 2022, loans carried at $950,488,000 and $915,758,000, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 5 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The condensed consolidated financial statements include various estimated fair value information as of June 30, 2023 and December 31, 2022. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between levels during the three and six-month periods ended June 30, 2023 and 2022.

The estimated fair values of the Company’s financial instruments not measured at fair value as of June 30, 2023 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$300,546	$300,546	1
Restricted equity securities	5,956	5,956	2
Loans, net	939,708	878,458	3
Interest receivable	7,915	7,915	2

Financial liabilities:
Deposits	(1,682,378)	(1,681,250)	3
Interest payable	(24)	(24)	2

Off-balance-sheet liabilities:
Commitments and standby letters of credit		(2,053)	3

The estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2022 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$429,633	$429,633	1
Restricted equity securities	5,236	5,236	2
Loans, net	905,035	853,224	3
Interest receivable	8,438	8,438	2

Financial liabilities:
Deposits	(1,814,297)	(1,813,136)	3
Interest payable	(22)	(22)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(2,124)	3

The following table presents the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the condensed consolidated balance sheets at each respective period end, by level within the fair value hierarchy as of June 30, 2023 and December 31, 2022.

	Fair Value Measurements as of June 30, 2023 Using
(in thousands)	June 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$82,475	$0	$82,475	$0
Collateralized mortgage obligations	8,975	0	8,975	0
Municipalities	323,558	0	323,558	0
SBA pools	1,897	0	1,897	0
Corporate debt	42,707	0	42,707	0
Asset-backed securities	56,238	0	56,238	0

Equity Securities:
Mutual fund	$3,042	$3,042	$0	$0

Assets and liabilities measured on a non-recurring basis:	N/A

	Fair Value Measurements at December 31, 2022 Using
(in thousands)	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$88,721	$0	$88,721	$0
Collateralized mortgage obligations	4,611	0	4,611	0
Municipalities	331,581	0	331,581	0
SBA pools	2,362	0	2,362	0
Corporate debt	42,060	0	42,060	0
Asset-backed securities	58,103	0	58,103	0

Equity Securities:
Mutual fund	$2,990	$2,990	$0	$0

Assets and liabilities measured on a non-recurring basis:	N/A

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

There have been no significant changes in the valuation techniques during the three and six-month periods ended June 30, 2023.

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

The Company’s calculation of basic and diluted EPS for the three and six-month periods ended June 30, 2023 and 2022 are reflected in the tables below.

	THREE MONTHS ENDED
(In thousands)	JUNE 30,
	2023	2022
BASIC EARNINGS PER SHARE

Net income	$8,404	$4,258
Weighted average shares outstanding	8,195	8,170
Net income per common share	$1.03	$0.52

DILUTED EARNINGS PER SHARE

Net income	$8,404	$4,258
Weighted average shares outstanding	8,195	8,170
Effect of dilutive non-vested restricted shares	32	31
Weighted average shares of common stock and common stock equivalents	8,227	8,201
Net income per diluted common share	$1.02	$0.52

	SIX MONTHS ENDED
(In thousands)	JUNE 30,
	2023	2022
BASIC EARNINGS PER SHARE

Net income	$17,629	$6,627
Weighted average shares outstanding	8,189	8,164
Net income per common share	$2.15	$0.81

DILUTED EARNINGS PER SHARE

Net income	$17,629	$6,627
Weighted average shares outstanding	8,189	8,164
Effect of dilutive non-vested restricted shares	38	35
Weighted average shares of common stock and common stock equivalents	8,227	8,199
Net income per diluted common share	$2.14	$0.81

NOTE 7 – RISKS AND UNCERTAINTIES

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, beginning in early March 2023, the failure of three banks has caused concern regarding the financial condition and stability of the banking industry in general. There can be no assurance that there will not be additional bank failures or issues such as liquidity concerns in the broader financial services industry or in the U.S. financial system as a whole.

Inflation and rapid increases in interest rates have also led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion. Adverse financial market and economic conditions can exert downward pressure on stock prices, security prices, and credit availability for certain issuers without regard to their underlying financial strength. .

We may be impacted by concerns regarding the soundness or creditworthiness of other financial institutions, which can cause substantial and cascading disruption within the financial markets and increased expenses.

In spite of these inherent risks and uncertainties, we have experienced nominal negative impacts on liquidity in connection with these events and related concerns. The deposit decrease during the first six months of 2023 was related to some movement to higher deposit rates offered by other financial institutions, including Oak Valley Investments, our investment advisory service in which the assets are managed by Cetera Investment Services LLC. Our liquidity position is very strong, as evidenced by $301 million in cash and cash equivalent balances of June 30, 2023.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and therefore may involve risks, uncertainties and other factors which may cause the Company’s actual results to be materially different from the results expressed or implied by the Company’s forward-looking statements.  These statements generally appear with words such as “will,” “anticipate,” “target,” “believe,” “estimate,” “forecast”, “may,” “intend,” “plan,” “goal,” “believe, “forecast,” “outlook,” “expect” or other words of similar meaning.  Forward-looking statements are not statements of historical fact and may include those that discuss, among others, our strategies, goals, plans, outlook, forecasts, expectations, intentions or other non-historical matters; future operations, financial condition, results of operations, or business developments; and the assumptions that underlie these matters. Although management believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: the credit exposure of certain loan products and other components of our business that could be impacted by the changing economic and business conditions; changes in monetary, fiscal or tax policy to address changing economic conditions including interest rate policies of the Federal Reserve Board, any of which could cause us to incur additional loan losses and adversely affect our results of operations in the future; economic conditions (both generally and in the markets where the Company operates) including unemployment levels, energy prices, inflation, supply chain issues, a decline in housing prices or collateral values and the risk of a recession or slowed economic growth in the United States economy; the continuing impact of the changing economic conditions on our employees and customers, including consumer income, creditworthiness, confidence, spending and savings; increasing geopolitical instability, including the war between Russia and Ukraine and the impact of sanctions; the success of our efforts to mitigate the impact of the changing economic conditions; competition from other providers of financial services offered by the Company and our response to competitive pressures; changes in government regulation and legislation; the impact of any failure by the U.S. government to increase the debt ceiling or any federal government shutdown; changes in interest rates and interest rate fluctuations; volatility in the capital markets; the amount and rate of deposit growth and changes in deposit costs; material unforeseen changes in the financial stability and liquidity of the Company’s credit customers; risks associated with concentrations in real estate related loans; our ability to maintain adequate capital or liquidity levels or to comply with revised capital or liquidity requirements; changes in accounting standards and interpretations; changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses; the soundness of other financial institutions, including disruptions, instability and failures in the banking industry; physical or transition risks related to climate change; cybersecurity risks and heightened legislative and regulatory focus on cybersecurity and data privacy; and other risks as may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and which may be beyond the control of the Company. Many of the foregoing risks and uncertainties are, and will be, exacerbated by the worsening of the global business and economic environment. The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

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

Management believes the following were important factors in the Company’s performance during the three and six-month periods ended June 30, 2023:

•

The Company recognized net income of $8,404,000 and $17,629,000 for the three and six-month periods ended June 30, 2023, respectively, as compared to $4,258,000 and $6,627,000 for the same periods in 2022. The net income increases were mainly due to strong growth in our loan and investment portfolios, higher yields on earning assets and a reversal of credit loss provisions.

•

The Company recognized no credit loss provisions during the second quarter, and a reversal of credit loss provisions of $460,000 during the six-month period ended June 30, 2023, as compared to no provisions during the same period of 2022. The reversal during 2023 was related to improvements in credit quality indicators as computed by our internal loan-risk model.

•

Net interest income increased $6,174,000 or 46.7% and $14,759,000 or 61.0% for the three and six-month periods ended June 30, 2023, respectively, compared to the same periods in 2022. The net interest income increase was mainly due to growth and higher yields on earning assets.

•

Non-interest income increased by $284,000 or 20.7% and $772,000 or 30.4% for the three and six-month periods ended June 30, 2023, respectively, as compared to the same periods in 2022. The increase was primarily due to fair value changes on equity securities, and a gain on sale of available-for-sale securities recorded during the first quarter of 2023.

•

Non-interest expense increased by $857,000 or 9.3% and $1,492,000 or 8.1% for the three and six-month periods ended June 30, 2023, respectively, as compared to the same periods in 2022. The increase was primarily due to staffing increases and overhead related to servicing the growing loan and deposit portfolios.

•

Total assets decreased $106,633,000 or 5.4%, total net loans increased by $34,673,000 or 3.8% and investment securities decreased by $11,535,000 or 2.2% in each case from December 31, 2022 to June 30, 2023, while deposits decreased by $131,919,000 or 7.3% for the same period. Consequently, cash and cash equivalent balances decreased by $129,087,000 or 30.0%.

Income Summary

For the three and six-month periods ended June 30, 2023, the Company recorded net income of $8,404,000 and $17,629,000, respectively, representing increases of $4,146,000 and $11,002,000, as compared to the same periods in 2022.  Return on average assets (annualized) was 1.79% and 1.86% for the three and six-months ended June 30, 2023, respectively, as compared to 0.88% and 0.69% for the same periods in 2022.  Annualized return on average common equity was 23.48% and 25.80% for the three and six-months ended June 30, 2023, respectively, as compared to 13.40% and 9.98% for the same periods in 2022. Net income before provisions for income taxes increased by $5,601,000 and $14,499,000 for the three and six-month periods ended June 30, 2023, respectively, from the same periods in 2022.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

(In thousands)	Effect on Pre-Tax Income	Effect on Pre-Tax Income
	Increase (Decrease)	Increase (Decrease)
	Three Months Ended	Six Months Ended
	June 30, 2023	June 30, 2023
Change from 2022 to 2023 in:
Net interest income	$6,174	$14,759
Provision for credit losses	0	460
Non-interest income	284	772
Non-interest expense	(857)	(1,492)
Change in net income before income taxes	$5,601	$14,499

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three and six-month periods ended June 30, 2023, net interest income was $19,407,000 and $38,950,000, respectively, which represents increases of $6,174,000 or 46.7% and $14,759,000 or 61.0%, respectively, from the comparable periods in 2022. The increase was due to earning asset growth within our loan and investment portfolios, as compared to comparable 2022 periods. In addition, the FOMC rate increases that began in March 2022 have had a positive impact on earning asset yields. The net interest income increase includes a reduction in interest and fees on PPP loans from $749,000 during the first six months of 2022 to $43,000 during the same period of 2023.

The net interest margin (net interest income as a percentage of average interest earning assets) was 4.45% and 4.42% for the three and six-month periods ended June 30, 2023, respectively, as compared to 2.98% and 2.75% for the same periods in 2022. The increase in net interest margin is primarily due to the positive impact of FOMC rate increases on our earning asset yields, combined with growth of our loan and investment portfolios. The earning asset yield increased by 157 and 174 basis points for the three and six-month periods ended June 30, 2023, respectively, as compared to the same periods of 2022. This upward trend was due to the deployment of lower yielding cash equivalent balances into the loan and investment security portfolios and the positive impact of the recent FOMC rate increases.

The cost of funds on interest-bearing liabilities increased by 17 and 13 basis points to 0.26% and 0.22% for the three and six-month periods of 2023, respectively, as compared to the same periods in 2022. The current rising rate environment has had a nominal impact on our cost of funds. The Company has increased rates on certain accounts and deposit products in order to remain competitive to our peer group and to maintain current liquidity levels, which remains at a high level. Our average cost of funds remained relatively low, increasing slightly to 0.16% during the second quarter of 2023, which further contributed to our strong net interest margin.

The following tables show the relative impact of changes in average balances of interest earning assets and interest-bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three and six-month periods ended June 30, 2023 and 2022:

Net Interest Analysis

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)
Assets:
Earning assets:
Gross loans (1) (2)	$937,086	$10,967	4.69%	$884,975	$9,435	4.28%
Investment securities (2)	559,212	5,800	4.16%	466,122	3,732	3.21%
Federal funds sold	22,428	287	5.13%	20,519	46	0.90%
Interest-earning deposits	291,767	3,710	5.10%	484,860	807	0.67%
Total interest-earning assets	1,810,493	20,764	4.60%	1,856,476	14,020	3.03%
Total noninterest earning assets	76,010			84,696
Total Assets	1,886,503			1,941,172
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	495,137	301	0.24%	475,626	92	0.08%
Money market deposits	373,076	320	0.34%	416,197	105	0.10%
Savings deposits	149,554	20	0.05%	168,132	21	0.05%
Time deposits $250,000 and under	21,137	39	0.74%	21,831	14	0.26%
Time deposits over $250,000	14,786	16	0.43%	17,976	12	0.27%
Total interest-bearing liabilities	1,053,690	696	0.26%	1,099,762	244	0.09%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	658,606			709,627
Other liabilities	30,622			4,285
Total noninterest-bearing liabilities	689,228			713,912
Shareholders' equity	143,585			127,498
Total liabilities and shareholders' equity	$1,886,503			$1,941,172
Net interest income		$20,068			$13,776
Net interest spread (3)			4.34%			2.94%
Net interest margin (4)			4.45%			2.98%

______________________________________

(1)  Loan fees have been included in the calculation of interest income.

(2) Yields and interest income on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

(5) Annual interest rates are computed by dividing the interest income/expense by the number of days in the period multiplied by 365.

	Six months ended			Six months ended
	June 30, 2023			June 30, 2022
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)
Assets:
Earning assets:
Gross loans (1) (2)	$927,645	$21,459	4.66%	$866,587	$18,578	4.32%
Investment securities (2)	561,341	11,566	4.15%	386,846	5,840	3.04%
Federal funds sold	23,736	575	4.89%	22,336	56	0.51%
Interest-earning deposits	326,491	7,821	4.83%	563,046	1,063	0.38%
Total interest-earning assets	1,839,213	41,421	4.54%	1,838,815	25,537	2.80%
Total noninterest earning assets	74,454			98,687
Total assets	1,913,667			1,937,502
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	497,111	511	0.21%	461,345	186	0.08%
Money market deposits	387,825	516	0.27%	413,949	209	0.10%
Savings deposits	155,912	41	0.05%	164,551	40	0.05%
Time deposits $250,000 and under	20,585	54	0.53%	22,027	29	0.27%
Time deposits over $250,000	14,960	26	0.35%	18,181	23	0.26%
Total interest-bearing liabilities	1,076,393	1,148	0.22%	1,080,053	487	0.09%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	669,786			708,653
Other liabilities	29,697			14,893
Total noninterest-bearing liabilities	699,483			723,546
Shareholders' equity	137,791			133,903
Total liabilities and shareholders' equity	$1,913,667			$1,937,502
Net interest income		$40,273			$25,050
Net interest spread (3)			4.33%			2.71%
Net interest margin (4)			4.42%			2.75%

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

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest-bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three and six-month periods ended June 30, 2023 and 2022.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

	For the Three Months Ended
	June 30, 2023 compared to June 30, 2022
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$556	$976	$1,532
Investment securities (2)	745	1,323	2,068
Federal funds sold	4	237	241
Interest-earning deposits	(321)	3,224	2,903
Total interest income	$984	$5,760	$6,744

Interest expense:
Interest-earning DDA	4	205	209
Money market deposits	(11)	226	215
Savings deposits	(2)	1	(1)
Time deposits $250,000 and under	0	25	25
Time deposits over $250,000	(2)	6	4
Total interest expense	$(11)	$463	$452

Change in net interest income	$995	$5,297	$6,292

__________________________________

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

The table above reflects an increase of $995,000 in net interest income due to changes in volume combined with the overall change in mix of balances and growth in the loan and investment portfolios during the second quarter of 2023, as compared to the same period of 2022. Changes in earning asset yields and rates on interest-bearing liabilities resulted in an increase of $5,297,000 to net interest income, over the same period. This increase was mainly due to the positive impact of recent FOMC rate increases on our earning asset yields, and investment security purchases throughout 2022 that had higher yields as compared to our portfolio in the second quarter of 2022.

	For the Six Months Ended June 30, 2023
	Compared to June 30, 2022
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$1,309	$1,572	$2,881
Investment securities (2)	2,634	3,092	5,726
Federal funds sold	4	515	519
Interest-earning deposits	(446)	7,204	6,758
Total interest income	$3,501	$12,383	$15,884

Interest expense:
Interest-earning DDA	$14	$311	$325
Money market deposits	(13)	320	307
Savings deposits	(2)	3	1
Time deposits $250,000 and under	(2)	27	25
Time deposits over $250,000	(4)	7	3
Total interest expense	$(7)	$668	$661

Change in net interest income	$3,508	$11,715	$15,223

__________________________________

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

The table above reflects an increase of $3,508,000 in net interest income due to changes in volume combined with the overall change in mix of balances and growth in the loan and investment portfolios during the first six months of 2023, as compared to the same period of 2022. Changes in earning asset yields and rates on interest-bearing liabilities resulted in an increase of $11,715,000 to net interest income, over the same period. This increase was mainly due to the positive impact of recent FOMC rate increases on our earning asset yields, and investment security purchases throughout 2022 that had higher yields as compared to the prior year.

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

The Company had no provisions for credit losses during the three-month period ended June 30, 2023, and a credit loss provision reversal of $460,000 during the six-month period ended June 30, 2023, as compared to no provisions during the same periods of 2022. The $460,000 reversal recorded during the six-month period of 2023 was consistent with the output of our CECL internal credit risk model, and was mainly due to improvements in various credit quality indicators that are factored into the model, as credit quality remained strong with non-accrual loans remaining at a zero balance throughout the six-month period ending June 30, 2023. Management will continue to closely monitor the credit risks to our loan portfolio and may need to make qualitative adjustments depending on factors that may impact the economy and the financial condition of our borrowers.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three and six-months period ended June 30, 2023, non-interest income was $1,655,000 and $3,311,000, respectively, representing increases of $284,000 or 20.7% and $772,000 or 30.4%, respectively, compared to the same periods in 2022.

The following tables show the major components of non-interest income:

(in thousands)	For the Three Months Ended June 30,
	2023	2022	$ Change	% Change
Service charges on deposits	$462	$409	$53	13.0%
Debit card transaction fee income	458	449	9	2.0%
Earnings on cash surrender value of life insurance	194	188	6	3.2%
Mortgage commissions	0	20	(20)	-100.0%
Other income	541	305	236	77.4%
Total non-interest income	$1,655	$1,371	$284	20.7%

(in thousands)	For the Six Months Ended June 30,
	2023	2022	$ Change	% Change
Service charges on deposits	$878	$785	$93	11.8%
Debit card transaction fee income	863	862	1	0.1%
Earnings on cash surrender value of life insurance	383	370	13	3.5%
Mortgage commissions	9	55	(46)	-83.6%
Gains on calls of available-for-sale securities	143	0	143
Other income	1,035	467	568	121.6%
Total non-interest income	$3,311	$2,539	$772	30.4%

Service charges on deposits increased by $53,000 and $93,000 for the three and six-months ended June 30, 2023, respectively, compared to the same periods in 2022. The increase was due to growth of our core customer base, which resulted in higher service fee and overdraft fee income related to servicing deposit accounts.

Debit card transaction fee income increased by $9,000 and $1,000 for the three and six-months ended June 30, 2023, respectively, compared to the same periods in 2022. The increase is attributable to the trend from traditional payment methods to electronic payment methods, including bank debit cards.

Earnings on cash surrender value of life insurance increased by $6,000 and $13,000 for the three and six-months ended June 30, 2023, respectively, compared to the same periods in 2022, corresponding to higher yields earned in 2023.

Mortgage commissions decreased by $20,000 and $46,000 for the three and six-months ended June 30, 2023, respectively, as compared to the same periods of 2022, as the demand for home purchases and refinancing has decreased from last year mainly due to higher interest rates.

Other income increased by $236,000 and $568,000 for the three and six-month periods ended June 30, 2023, respectively, as compared to the same periods of 2022, mainly due to positive changes in the fair value of one equity security, and a gain of $143,000 on the sale of available-for-sale investment securities that was recorded during the first quarter of 2023.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

(in thousands)	For the Three Months Ended June 30,
	2023	2022	$ Change	% Change
Salaries and employee benefits	$6,336	$5,658	$678	12.0%
Occupancy expenses	1,131	991	140	14.1%
Data processing fees	619	598	21	3.5%
Regulatory assessments (FDIC & DFPI)	220	261	(41)	-15.7%
Other operating expenses	1,756	1,697	59	3.5%
Total non-interest expense	$10,062	$9,205	$857	9.3%

(in thousands)	For the Six Months Ended June 30,
	2023	2022	$ Change	% Change
Salaries and employee benefits	$12,775	$11,335	$1,440	12.7%
Occupancy expenses	2,318	2,026	292	14.4%
Data processing fees	1,231	1,157	74	6.4%
Regulatory assessments (FDIC & DFPI)	415	522	(107)	-20.5%
Other operating expenses	3,080	3,287	(207)	-6.3%
Total non-interest expense	$19,819	$18,327	$1,492	8.1%

Non-interest expenses increased by $857,000 or 9.3% and $1,492,000 and 8.1% for the three and six-months ended June 30, 2023, respectively, as compared to the same periods of 2022.  Salaries and employee benefits increased $678,000 and $1,440,000 for the three and six-months ended June 30, 2023, respectively, as compared to the same periods of 2022, due to additional staffing expense required to support the continued loan and deposit growth, including the staff at our new Roseville branch that opened in December 2022.

Occupancy expenses increased by $140,000 and $292,000 for the three and six-months ended June 30, 2023, respectively, as compared to the same periods of 2022, mainly due to rent expense and general operating costs related to branch facilities, including the rent and overhead expenses related to our new Roseville branch that opened in December 2022.

Data processing fees increased by $21,000 and $74,000, for the three and six-month periods ended June 30, 2023, respectively, as compared to the same periods of 2022, primarily due to servicing costs on the growing number of loan and deposit accounts as well as upgrades to our online banking platform.

Federal Deposit Insurance Corporation (“FDIC”) and California Department of Financial Protection and Innovation (“DFPI”) regulatory assessments decreased by $41,000 and $107,000 for the three and six-months ended June 30, 2023, respectively, as compared to the same periods in 2022.  The initial base assessment rate for financial institutions varies based on the overall risk profile of the institution as defined by the FDIC and the Company’s risk profile has improved resulting in decreases in the assessment rate during 2023. The assessment rate remains at a relatively low level due to our strong credit quality, earnings and risk-based capital ratios. Management recognizes that assessments could increase further depending on deposit growth throughout the remainder of 2023, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis, and based on FDIC’s discretion to increase the base assessment rate as needed to replenish the Deposit Insurance Fund. For instance, on May 11, 2023, the FDIC released a notice of proposed rulemaking, which would implement a special assessment to recover the loss to the Deposit Insurance Fund arising from the protection of uninsured depositors in connection with the systemic risk determination announced on March 12, 2023, following the closures of Silicon Valley Bank and Signature Bank. The FDIC is proposing to collect the special assessment at an annual rate of approximately 12.5 bps over eight quarterly assessment periods. The proposed assessment base for the special assessment would be equal to an insured depository institution’s estimated uninsured deposits reported as of December 31, 2022 on its Consolidated Reports of Condition and Income (Call Report), adjusted to exclude the first $5 billion. Since the Company’s deposits do not exceed the $5 billion threshold, then the proposed special assessment would not be applicable to the Company. However, the FDIC retains the authority and discretion to increase base assessment rates for banking entities in the future, as circumstances warrant.

Other expense increased by $57,000 and decreased by $207,000 for the three and six-month periods ended June 30, 2023, respectively, as compared to the same periods in 2022. The second quarter increase was due to various general operating expenses, which is expected given the expansion of the Company’s business portfolios. The year-to-date decrease was due to the reversal of $423,000 in undisbursed loan commitment loss provisions which was dictated by credit quality factors within our CECL internal loan-risk model.

Management anticipates that non-interest expense will continue to increase as the Company continues to grow.  However, management remains committed to cost-control and efficiency, and expects to keep these increases to a minimum relative to growth.

Income Taxes

The Company recorded provisions for income taxes of $2,596,000 and $5,273,000 for the three and six-month periods ended June 30, 2023, respectively, representing increases of $1,455,000 and $3,497,000 compared to the provisions recorded in the comparable periods of 2022. The effective income tax rate on income from continuing operations was 23.6% and 23.0% for the three and six-months ended June 30, 2023, respectively, compared to 21.1% for the comparable periods of 2022. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, bank owned life insurance and certain tax-exempt loans). The disparity between the effective tax rates for the year-to-date period of 2023 as compared to 2022 is primarily due to tax credits from low-income housing projects as well as tax free-income on municipal securities and loans that comprised a larger proportion of pre-tax income in 2022 as compared to 2023.

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

Non-accrual loans totaled $0 as of June 30, 2023 and December 31, 2022.  At June 30, 2023 and December 31, 2022, there were no loan modifications pursuant to ASU 2022-02, and therefore there were no payment delinquencies on modified loans during the three and six-months ended June 30, 2023.

As of June 30, 2023 and December 31, 2022, there were no OREO properties, and there were no sales, acquisitions or fair value adjustments of OREO properties during the three and six-months ended June 30, 2023. During the second quarter of 2022, we sold the last remaining OREO that consisted of one property, a residential land property acquired through foreclosure that was written down to a zero balance because the public utilities have not been obtainable, therefore, rendering these land lots unmarketable at this time. That property was sold for the amount of property taxes owed to the county, therefore, we received no sales proceeds on the sale. There were no other sales, acquisitions or fair value adjustments of OREO properties during the three and six-months ended June 30, 2022, except for the aforementioned OREO property sale.

The following table presents information about the Bank’s non-performing assets, including asset quality ratios as of June 30, 2023 and December 31, 2022:

Non-Performing Assets

(in thousands)	June 30,	December 31,
	2023	2022
Loans in non-accrual status	$0	$0
Loans past due 90 days or more and accruing	0	0
Total non-performing loans	0	0
Other real estate owned	0	0
Total non-performing assets	$0	$0

Allowance for credit losses	$9,411	$9,468

Asset quality ratios:
Non-performing assets to total assets	0.00%	0.00%
Non-performing loans to total loans	0.00%	0.00%
Allowance for credit losses to total loans	0.99%	1.03%
Allowance for credit losses to total non-performing loans	NA	NA

Non-performing assets remained at $0 as of June 30, 2023 and December 31, 2022, due to strong credit quality within our loan portfolio.

Allowance for Credit Losses

Due to credit risk inherent in the lending business, the Company routinely sets aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges for the outstanding loan portfolio have been credited to the allowance for credit losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company recorded no credit loss provision during the second quarter and a provision reversal of $460,000 during the six-months ended June 30, 2023, as compared to no provisions recorded during the same periods of 2022.

The allowance for credit losses decreased by $57,000 to $9,411,000 as of June 30, 2023, as compared to $9,468,000 as of December 31, 2022, due to the reversal of $460,000 in credit loss provisions, a one-time CECL implementation increase of $346,000, and net loan recoveries of $57,000 during the first six months of 2023. These factors combined with the increase in the gross loan balance resulted in a decrease in the allowance for credit losses as a percentage of total loans to 0.99% as of June 30, 2023 from 1.03% as of December 31, 2022.

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

Although management believes the allowance as of June 30, 2023 was adequate to absorb expected credit losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on the Company’s service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of June 30, 2023, and December 31, 2022, the Company had $300,546,000 and $429,633,000, respectively, in cash and cash equivalents.

Investment Securities

Management of the investment securities portfolio focuses on providing an adequate level of liquidity and establishing an interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk. Investment securities that the Company intends to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale or equity securities.  Currently, all of the investment securities are classified as available-for-sale except for one mutual fund classified as an equity security with a carrying value of $3,042,000 as of June 30, 2023. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. The carrying values of equity securities are adjusted for unrealized gains or losses through noninterest income in the consolidated statement of income.

For available-for-sale debt securities in an unrealized loss position, management evaluates whether the decline in fair value is a reflection of credit deterioration or other factors. In performing this evaluation, management considers the extent which fair value has fallen below amortized cost, changes in ratings by rating agencies, and other information indicating a deterioration in repayment capacity of either the underlying issuer or the borrowers providing repayment capacity in a securitization. If management’s evaluation indicates that a credit loss exists then a present value of the expected cash flows is calculated and compared to the amortized cost basis of the security in question and to the degree that the amortized cost basis exceeds the present value an allowance for credit loss (“ACL”) is established, with the caveat that the maximum amount of the reserve on any individual security is the difference between the fair value and amortized cost balance of the security in question. Any unrealized loss that has not been recorded through an ACL is recognized in other comprehensive income.

The unrealized losses are due primarily to rising market yields and not due to credit deterioration. As such, no ACL on available-for-sale securities has been established as of June 30, 2023. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

Deposits

Total deposits as of June 30, 2023 were $1,682,000, a $131,919,000 or 7.3% decrease from the deposit total of $1,814,297,000 as of December 31, 2022.  Average deposits decreased by $42,527,000 to $1,746,179,000 for the six-month period ended June 30, 2023 as compared to the same period in 2022. [

Deposits Outstanding

	June 30,	December 31,	Six Month Change
(in thousands)	2023	2022	$	%

Demand	$1,142,889	$1,202,321	$(59,432)	(4.9%)
MMDA	357,210	405,797	(48,587)	(12.0%)
Savings	147,025	165,994	(18,969)	(11.4%)
Time < $250K	19,793	24,712	(4,919)	(19.9%)
Time > $250K	15,461	15,473	(12)	(0.1%)
	$1,682,378	$1,814,297	$(131,919)	(7.3%)

Because the Company’s client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Four clients carry deposit balances of more than 1% of total deposits, but none had a deposit balance of more than 3% of total deposits as of June 30, 2023. Management believes that the Company’s funding concentration risk is not significant and is mitigated by the ample sources of funds the Bank has access to.

We have experienced nominal negative impacts on liquidity resulting from the recent events in the banking industry that transpired in March 2023. The deposit decrease during the first six months of 2023 was related to normal seasonal activity and some movement to higher deposit rates offered by other financial institutions, including Oak Valley Investments, our investment advisory service in which the assets are managed by Cetera Investment Services LLC. See “Liquidity and Capital Resources” section below for more information.

Since the deposit growth strategy emphasizes core deposit growth, the Company has avoided relying on brokered deposits as a consistent source of funds. The Company had no brokered deposits as of June 30, 2023 and December 31, 2022.

Borrowings

Although deposits are the primary source of funds for lending and investment activities and for general business purposes, the Company may obtain advances from the Federal Home Loan Bank (“FHLB”) as an alternative to retail deposit funds. As of June 30, 2023 and December 31, 2022, there were no outstanding FHLB advances or borrowings of any kind, as the Company continues to rely on deposit growth as its primary source of funding. See “Liquidity and Capital Resources” below for the details on the FHLB borrowings program.

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

The following tables present a comparison of our actual capital ratios to the minimum required ratios as of the dates indicated:

(in thousands)			Regulatory
	Actual		Minimum
Capital ratios for Bank:	Amount	Ratio	Amount	Ratio

As of June 30, 2023
Total capital (to Risk- Weighted Assets)	$179,417	13.6%	$138,656	>10.5%
Tier I capital (to Risk- Weighted Assets)	$169,335	12.8%	$112,245	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$169,335	12.8%	$92,437	>7.0%
Tier I capital (to Average Assets)	$169,335	8.8%	$76,725	>4.0%

As of December 31, 2022
Total capital (to Risk- Weighted Assets)	$163,593	12.4%	$138,578	>10.5%
Tier I capital (to Risk- Weighted Assets)	$153,579	11.6%	$112,182	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$153,579	11.6%	$92,386	>7.0%
Tier I capital (to Average Assets)	$153,579	7.6%	$81,286	>4.0%

Capital ratios for the Company:

As of June 30, 2023
Total capital (to Risk- Weighted Assets)	$179,695	13.6%	$138,677	>10.5%
Tier I capital (to Risk- Weighted Assets)	$169,613	12.8%	$112,262	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$169,613	12.8%	$92,451	>7.0%
Tier I capital (to Average Assets)	$169,613	8.8%	$76,732	>4.0%

As of December 31, 2022
Total capital (to Risk- Weighted Assets)	$163,810	12.4%	$138,584	>10.5%
Tier I capital (to Risk- Weighted Assets)	$153,796	11.7%	$112,187	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$153,796	11.7%	$92,389	>7.0%
Tier I capital (to Average Assets)	$153,796	7.6%	$81,289	>4.0%

Liquidity and Capital Resources

Material Cash Commitments

The following tables summarizes short- and long-term material cash requirements as of June 30, 2023, which we believe that we will be able to fund these obligations through cash generated from our operations and available alternative sources of funds (dollars in thousands):

	Less than 1 year	More than 1 year	Total
Operating lease obligations	$1,464	$7,326	$8,790
Supplemental retirement plans	70	11,298	11,368
Time deposit maturities	26,060	9,194	35,254
Total	$27,594	$27,818	$55,412

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

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, the Company maintains a portion of funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. The Company obtains funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings. The Company’s primary use of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common stockholders. The Company’s liquid assets as of June 30, 2023 were $559.6 million compared to $755.2 million as of December 31, 2022.  The Company’s liquidity level measured as the percentage of liquid assets to total assets was 30.1% as of June 30, 2023, compared to 38.3% as of December 31, 2022. Liquid assets decreased during the first six months of 2023, mainly due to the decrease in deposits and an increase in outstanding gross loans. Management anticipates that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for operating, investing and financing needs and regulatory liquidity requirements for at least the next twelve months. Management monitors the Company’s liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, the Company relies on advances from the FHLB to supplement the supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of the loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of June 30, 2023, the Company’s borrowing capacity from the FHLB was approximately $330 million and there were no outstanding advances. The Company also maintains a line of credit with a correspondent bank to purchase up to $50 million in federal funds, and approximately $33 million borrowing capacity through the FRB Discount Window, for which there were no advances on either borrowing source as of June 30, 2023.

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company provides various forms of credit lines to meet the financing needs of customers. These commitments, which represent a credit risk to us, are not represented in any form on the balance sheets.

As of June 30, 2023 and December 31, 2022, the Company had commitments to extend credit of $205.3 million and $212.4 million, respectively, which includes obligations under letters of credit of $3.6 million and $3.1 million, respectively.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For qualitative and quantitative disclosures about market risk, please see the sections entitled “Market Risk” and “Interest Rate Management” in Item 7A of the Company’s 2022 Annual Report on Form 10-K. As of June 30, 2023, the Company’s exposures to market risk have not changed materially since December 31, 2022.

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

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the Evaluation Date.

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

The failures of Silicon Valley Bank and Signature Bank in March 2023, followed by the failure of First Republic Bank in May 2023, have caused significant market volatility, regulatory uncertainty, and decreased confidence in the U.S. banking system. These bank failures occurred during a period of rapidly rising interest rates which, among other things, has resulted in unrealized losses in longer duration securities and more competition for bank deposits, and may increase the risk of a potential economic recession in the United States. The failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed "too big to fail" or remove deposits from the U.S. financial system entirely. Given such an environment, we may experience more deposit volatility as customers react to adverse events or market speculation involving financial institutions. Inability to access short-term funding or the loss of client deposits could increase our cost of funding, limit access to capital markets or negatively impact our overall liquidity or capitalization.

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

Not applicable.

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

101*

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets at June 30, 2023 (Unaudited) and December 31, 2022, (ii) Condensed Consolidated Statements of Income for the three and six-month periods ended June 30, 2023 and June 30, 2022 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six-month periods ended June 30, 2023 and June 30, 2022 (Unaudited), (iv) Condensed Consolidated Statements of Changes of Shareholders’ Equity for the three and six-month periods ended June 30, 2023 and June 30, 2022 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2023 and June 30, 2022 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oak Valley Bancorp
Date: August 14, 2023	By:	/s/ JEFFREY A. GALL
Jeffrey A. Gall
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)