Form 10-Q
period 2023-09-30
Oak Valley Bancorp
filed 2023-11-14
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,293,168 shares of common stock outstanding as of November 3, 2023.

Oak Valley Bancorp

September 30, 2023

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Condensed Consolidated Balance Sheets at September 30, 2023 (Unaudited) and December 31, 2022		1

Condensed Consolidated Statements of Income for the three and nine-month periods ended September 30, 2023 and September 30, 2022 (Unaudited)		2

Condensed Consolidated Statements of Comprehensive Income for the three and nine-month periods ended September 30, 2023 and September 30, 2022 (Unaudited)		3

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine-month periods ended September 30, 2023 and September 30, 2022 (Unaudited)		4

Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2023 and September 30, 2022 (Unaudited)		5

Notes to Condensed Consolidated Financial Statements (Unaudited)		6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	42

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 3.	Defaults Upon Senior Securities	44

Item 4.	Mine Safety Disclosures	44

Item 5.	Other Information	44

Item 6.	Exhibits	45

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands)	September 30,	December 31,
	2023	2022
ASSETS
Cash and due from banks	$238,836	$415,803
Federal funds sold	38,925	13,830
Cash and cash equivalents	277,761	429,633

Securities - available for sale	484,925	527,438
Securities - equity investments	2,923	2,990
Loans, net of allowance for credit losses of $9,738 and $9,468 at September 30, 2023 and December 31, 2022, respectively	960,213	905,035
Cash surrender value of life insurance	31,296	30,218
Bank premises and equipment, net	15,938	15,300
Goodwill and other intangible assets, net	3,494	3,558
Interest receivable and other assets	58,852	54,174

	$1,835,402	$1,968,346

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$1,666,548	$1,814,297
Interest payable and other liabilities	33,759	27,423
Total liabilities	1,700,307	1,841,720

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,293,468 and 8,257,894 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	25,435	25,435
Additional paid-in capital	5,381	5,190
Retained earnings	148,436	126,728
Accumulated other comprehensive loss, net of tax	(44,157)	(30,727)
Total shareholders’ equity	135,095	126,626

	$1,835,402	$1,968,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
INTEREST INCOME
Interest and fees on loans	$11,489	$9,956	$32,907	$28,492
Interest on securities	5,157	4,187	15,442	9,210
Interest on federal funds sold	335	87	910	143
Interest on deposits with banks	3,368	2,833	11,189	3,895
Total interest income	20,349	17,063	60,448	41,740

INTEREST EXPENSE
Deposits	1,411	291	2,559	777
Total interest expense	1,411	291	2,559	777

Net interest income	18,938	16,772	57,888	40,963
Provision for (reversal of) credit losses	300	200	(160)	200
Net interest income after provision for (reversal of) credit losses	18,638	16,572	58,048	40,763

NON-INTEREST INCOME
Service charges on deposits	488	407	1,365	1,192
Debit card transaction fee income	459	441	1,322	1,303
Earnings on cash surrender value of life insurance	196	189	578	559
Mortgage commissions	6	17	14	72
Gains on sales and calls of available-for-sale securities	13	0	156	0
Other	404	557	1,441	1,024
Total non-interest income	1,566	1,611	4,876	4,150

NON-INTEREST EXPENSE
Salaries and employee benefits	6,505	5,750	19,280	17,084
Occupancy expenses	1,149	1,063	3,467	3,089
Data processing fees	788	590	2,018	1,737
Regulatory assessments (FDIC & DFPI)	305	219	720	741
Other operating expenses	1,831	1,748	4,912	5,045
Total non-interest expense	10,578	9,370	30,397	27,696

Net income before provision for income taxes	9,626	8,813	32,527	17,217

Total provision for income taxes	2,272	2,013	7,544	3,790
Net Income	$7,354	$6,800	$24,983	$13,427

Net income per share	$0.90	$0.83	$3.05	$1.64

Net income per diluted share	$0.89	$0.83	$3.04	$1.64

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2023	2022	2023	2022

Net income	$7,354	$6,800	$24,983	$13,427
Other comprehensive loss:
Unrealized holding losses arising during the period	(25,756)	(25,858)	(18,910)	(67,767)
Less: reclassification for net gains included in net income	(13)	0	(156)	0
Other comprehensive loss, before tax	(25,769)	(25,858)	(19,066)	(67,767)
Tax benefit related to items of other comprehensive loss	7,618	7,645	5,636	20,035
Total other comprehensive loss	(18,151)	(18,213)	(13,430)	(47,732)
Comprehensive (loss) income	$(10,797)	$(11,413)	$11,553	$(34,305)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, July 1, 2023	8,281,661	$25,435	$5,286	$142,407	$(26,006)	$147,122
Restricted stock issued	13,250	0	0	0	0	0
Restricted stock surrendered for tax withholding	(1,443)	0	(36)	0	0	(36)
Cash dividends declared $0.160 per share of common stock	0	0	0	(1,325)	0	(1,325)
Stock based compensation	0	0	131	0	0	131
Other comprehensive loss	0	0	0	0	(18,151)	(18,151)
Net income	0	0	0	7,354	0	7,354
Balances, September 30, 2023	8,293,468	$25,435	$5,381	$148,436	$(44,157)	$135,095

Balances, July 1, 2022	8,254,574	$25,435	$4,903	$111,691	$(23,331)	$118,698
Restricted stock issued	5,250	0	0	0	0	0
Restricted stock surrendered for tax withholding	(1,030)	0	(19)	0	0	(19)
Cash dividends declared $0.150 per share of comon stock	0	0	0	(1,238)	0	(1,238)
Stock based compensation	0	0	160	0	0	160
Other comprehensive loss	0	0	0	0	(18,213)	(18,213)
Net income	0	0	0	6,800	0	6,800
Balances, September 30, 2022	8,258,794	$25,435	$5,044	$117,253	$(41,544)	$106,188

	NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders’
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2023	8,257,894	$25,435	$5,190	$126,728	$(30,727)	$126,626
Restricted stock issued	43,446	0	0	0	0	0
Restricted stock surrendered for tax withholding	(7,872)	0	(211)	0	0	(211)
Cash dividends declared $0.32 per share of common stock	0	0	0	(2,646)	0	(2,646)
Stock based compensation	0	0	402	0	0	402
Other comprehensive loss	0	0	0	0	(13,430)	(13,430)
CECL adoption adjustments	0	0	0	(629)	0	(629)
Net income	0	0	0	24,983	0	24,983
Balances, September 30, 2023	8,293,468	$25,435	$5,381	$148,436	$(44,157)	$135,095

Balances, January 1, 2022	8,239,099	$25,435	$4,689	$106,300	$6,188	$142,612
Restricted stock issued	27,047	0	0	0	0	0
Restricted stock forfeited	(900)	0	0	0	0	0
Restricted stock surrendered for tax withholding	(6,452)	0	(121)	0	0	(121)
Cash dividends declared $0.30 per share of common stock	0	0	0	(2,474)	0	(2,474)
Stock based compensation	0	0	476	0	0	476
Other comprehensive loss	0	0	0	0	(47,732)	(47,732)
Net income	0	0	0	13,427	0	13,427
Balances, September 30, 2022	8,258,794	$25,435	$5,044	$117,253	$(41,544)	$106,188

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,983	$13,427
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal of) provision for credit losses	(160)	200
Increase (decrease) in deferred fees/costs, net	37	(154)
Depreciation	1,003	988
Amortization of investment securities, net	858	974
Unrealized loss on equity securities	141	495
Amortization of operating lease right-of-use asset	(173)	(122)
Stock based compensation	402	476
Gain on sales and calls of available for sale securities	(156)	0
Earnings on cash surrender value of life insurance	(578)	(559)
Increase in interest payable and other liabilities	6,179	1,240
Decrease (increase) in interest receivable	299	(2,745)
Decrease in other assets	1,490	1,079
Net cash provided by operating activities	34,325	15,299

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(40,660)	(334,964)
Purchases of equity securities	(74)	(52)
Proceeds from the sale of available-for-sale securities	43,791	0
Proceeds from maturities, calls, and principal paydowns of securities available for sale	19,614	19,067
Investment in LIHTC	0	(1,240)
Net increase in loans	(55,401)	(52,138)
Purchase of FHLB Stock	(720)	0
Redemption of FHLB stock	0	257
Purchase of BOLI policies	(500)	0
Purchases of premises and equipment	(1,641)	(757)
Net cash used in investing activities	(35,591)	(369,827)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(2,646)	(2,474)
Net (decrease) increase in demand deposits and savings accounts	(153,910)	25,781
Net increase (decrease) in time deposits	6,161	(1,865)
Tax withholding payments on vested restricted shares surrendered	(211)	(121)
Net cash (used in) provided by financing activities	(150,606)	21,321

NET DECREASE IN CASH AND CASH EQUIVALENTS	(151,872)	(333,207)

CASH AND CASH EQUIVALENTS, beginning of period	429,633	778,267

CASH AND CASH EQUIVALENTS, end of period	$277,761	$445,060

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,557	$774
Operating leases	$1,142	$995
Income taxes	$0	$1,410

NON-CASH INVESTING ACTIVITIES:
Change in unrealized loss on securities	$(19,066)	$(67,767)
Change in contributions payable to LIHTC limited partner investment	$0	$10,500
Right-of-use asset obtained in exchange for new operating lease liability	$(390)	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Oak Valley Bancorp (“the Company”, “us”, “our”) is the parent holding company for Oak Valley Community Bank (the “Bank”), a California state-chartered bank.  The consolidated financial statements include the accounts of the parent company and its wholly-owned bank subsidiary. Unless otherwise stated, the “Company” refers to the consolidated entity, Oak Valley Bancorp, while the “Bank” refers to Oak Valley Community Bank. All material intercompany transactions have been eliminated. The interim consolidated financial statements included in this Quarterly Report on Form 10-Q are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine-month periods ended September 30, 2023 are not necessarily indicative of the results of a full year’s operations. Certain prior period amounts have been reclassified to conform to the current period presentation. There was no effect on net income or shareholders’ equity as previously reported as a result of reclassifications. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2022.

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

Results for reporting periods beginning after January 1, 2023 are presented under CECL while prior period amounts continue to be reported in accordance with the probable incurred loss method accounting standards.  The transition adjustment of the CECL adoption included an increase in the allowance for credit losses of $346,000, an increase of $547,000 to the reserve for unfunded commitments, a $629,000 decrease to retained earnings, and a $264,000 tax benefit recorded as part of the deferred tax asset in the Company’s Consolidated Balance Sheet.

In March 2020, FASB issued ASU 2020-04 - Reference Rate Reform (Subtopic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. The ASU was effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, FASB Issued ASU 2022-06 to defer the sunset date from December 31, 2022 to December 31, 2024. The ASU did not have a material impact on our consolidated financial statements. As a result of the phase out of LIBOR immediately after June 30, 2023, our loans that were indexed to LIBOR have transitioned to CME Term SOFR, as of September 30, 2023.

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

NOTE 3 – SECURITIES

Equity Securities

The Company held equity securities with fair values of $2,923,000 and $2,990,000 as of September 30, 2023 and December 31, 2022, respectively. There were no sales of equity securities during the three and nine-month periods ended September 30, 2023 and 2022. Consistent with ASC 321, Equity Securities, these securities are carried at fair value with the changes in fair value recognized in the condensed consolidated statements of income. Accordingly, the Company recognized losses of $144,000 and $141,000 during the three and nine-month periods ended September 30, 2023, respectively, as compared to losses of $179,000 and $495,000 during the same periods of 2022.

Debt Securities

Debt securities have been classified in the financial statements as available for sale. The amortized cost and estimated fair values of debt securities as of September 30, 2023 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$85,500	$4	$(7,636)	$77,868
Collateralized mortgage obligations	9,348	0	(732)	8,616
Municipalities	346,307	137	(48,432)	298,012
SBA pools	1,730	4	(4)	1,730
Corporate debt	47,503	13	(4,667)	42,849
Asset backed securities	57,227	120	(1,497)	55,850
	$547,615	$278	$(62,968)	$484,925

The following table details the gross unrealized losses and fair values of debt securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2023. Accrued interest receivable of $81,000 is not included in the table.

(dollars in thousands)		Less than 12 months		12 months or more		Total
Description of Securities	Number of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	60	$4,921	$(308)	72,523	$(7,328)	$77,444	$(7,636)
Collateralized mortgage obligations	6	4,701	(167)	3,915	(565)	8,616	(732)
Municipalities	148	126,615	(10,059)	165,602	(38,373)	292,217	(48,432)
SBA pools	5	119	0	653	(4)	772	(4)
Corporate debt	13	0	0	40,835	(4,667)	40,835	(4,667)
Asset backed securities	20	781	(7)	40,893	(1,490)	41,674	(1,497)
Total temporarily impaired securities	252	$137,137	$(10,541)	$324,421	$(52,427)	$461,558	$(62,968)

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

The unrealized losses are due primarily to rising market yields and not due to credit deterioration. As such, no ACL on available-for-sale securities has been established as of September 30, 2023. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities as of September 30, 2023, segregated by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$101,464	$94,217
Due after one year through five years	140,631	128,412
Due after five years through ten years	226,224	190,005
Due after ten years	79,296	72,291
	$547,615	$484,925

The amortized cost and estimated fair values of debt securities as of December 31, 2022 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$94,142	$18	$(5,439)	$88,721
Collateralized mortgage obligations	5,094	0	(483)	4,611
Municipalities	361,643	1,017	(31,079)	331,581
SBA pools	2,358	10	(6)	2,362
Corporate debt	47,512	0	(5,452)	42,060
Asset-backed securities	60,313	11	(2,221)	58,103
	$571,062	$1,056	$(44,680)	$527,438

The following tables detail the gross unrealized losses and fair values aggregated of debt securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2022.

(dollars in thousands)		Less than 12 months		12 months or more		Total
Description of Securities	Number of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	52	$81,936	$(4,451)	$3,972	$(988)	$85,908	$(5,439)
Collateralized mortgage obligations	5	4,278	(431)	333	(52)	4,611	(483)
Municipalities	132	216,154	(16,782)	46,348	(14,297)	262,502	(31,079)
SBA pools	4	0	0	975	(6)	975	(6)
Corporate debt	14	30,971	(3,041)	11,089	(2,411)	42,060	(5,452)
Asset backed securities	24	36,275	(1,669)	14,043	(552)	50,318	(2,221)
Total temporarily impaired securities	231	$369,614	$(26,374)	$76,760	$(18,306)	$446,374	$(44,680)

The Company recognized gains of $13,000 on called securities during the three and nine-month periods ended September 30, 2023, as compared to no gains or losses during the comparable 2022 periods. There were no sales of available-for-sale securities during the three-months ended September 30, 2023. The Company sold 24 securities with a book value of $42,791,000 resulting in gross losses of $72,000 and gross gains of $215,000, for a net gain of $143,000 during the nine-months ended September 30, 2023, as compared to no sales of available-for-sale securities during the three and nine-months ended September 30, 2022.

Debt securities carried at $265,658,000 and $242,023,000 as of September 30, 2023 and December 31, 2022, respectively, were pledged to secure deposits of public funds.

NOTE 4 – LOANS

The Company’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of September 30, 2023, approximately 87% of the Company’s loans are commercial real estate loans, which include construction loans. Approximately 7% of the Company’s loans are for general commercial uses including professional, retail, and small business. Additionally, 3% of the Company’s loans are for residential real estate and other consumer loans. The remaining 3% are agriculture loans. Loan totals were as follows:

(in thousands)	September 30, 2023	December 31, 2022
Commercial real estate:
Commercial real estate- construction	$36,180	$31,257
Commercial real estate- mortgages	695,190	650,180
Land	19,198	12,539
Farmland	94,979	85,989
Commercial and industrial	71,682	82,506
Consumer	420	375
Consumer residential	29,580	31,861
Agriculture	24,014	21,051
Total loans	971,243	915,758

Less:
Deferred loan fees and costs, net	(1,292)	(1,255)
Allowance for credit losses	(9,738)	(9,468)
Net loans	$960,213	$905,035

Paycheck Protection Program. With the passage of the Paycheck Protection Program (“PPP”), administered by the SBA under the Coronavirus Aid, Relief and Economic Security Act (as amended, the “CARES Act”), the Company assisted its customers with applications for resources through the program. PPP loans have a two-year term if the loan was approved by the SBA prior to June 5, 2020, and loans approved after that date have a five-year term. All PPP loans earn a contractual interest rate of 1%. SBA forgiveness payments resulted in loan pay-offs of approximately $29 million in 2022 and $1.7 million during the first nine months of 2023. PPP outstanding balances totaled $110,000 and $1,831,000 as of September 30, 2023 and December 31, 2022, respectively. As a result of funding the PPP loans, the Company received fee income that is recorded to total interest income net of deferred loan costs, through amortization over the life of the loans. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government; in addition, the Federal Reserve has indicated that unless a bank has a reason to believe that the SBA guarantee on PPP loans would be jeopardized, then no reserve would be expected on an SBA-guaranteed PPP loan. Therefore, no allowance for credit losses has been allocated by the Company for these PPP loans.

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts, and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. As of September 30, 2023 and December 31, 2022, respectively, approximately 36% and 38% of the outstanding principal balance of commercial real estate loans was secured by owner-occupied properties.

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

No loans were on non-accrual status as of September 30, 2023, December 31, 2022, and September 30, 2022.

The following table analyzes past due loans including the past due non-accrual loans in the above table, segregated by class of loans, as of September 30, 2023 (in thousands):

September 30, 2023	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	90 Days or More Past Due and Still Accruing
Commercial real estate:
Commercial R.E. - construction	$0	$0	$0	$0	$36,180	$36,180	$0
Commercial R.E. - mortgages	0	0	0	0	695,190	695,190	0
Land	0	0	0	0	19,198	19,198	0
Farmland	0	0	0	0	94,979	94,979	0
Commercial and industrial	0	0	0	0	71,682	71,682	0
Consumer	0	0	0	0	420	420	0
Consumer residential	0	0	0	0	29,580	29,580	0
Agriculture	0	188	0	188	23,826	24,014	0
Total	$0	$188	$0	$188	$971,055	$971,243	$0

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

Collateral Dependent Loans. Management’s evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Prior to January 1, 2023, before CECL was adopted, collateral dependent loans are loans in which repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment. Under CECL, loans can be determined to be collateral dependent if foreclosure of the loan’s underlying collateral is probable or as a practical expedient if the borrower is experiencing financial difficulties and the repayment is expected to be provided substantially through the operation or sale of the collateral. Loans are written down to the lower of cost or fair value of underlying collateral, less estimated costs to sell. The Company had no collateral dependent loans as of September 30, 2023 and December 31, 2022.

Prior to the adoption of ASU 2016-13 on January 1, 2023, there were no impaired loans as of September 30, 2023 and December 31, 2022.

Loan Modification Disclosures Pursuant to ASU 2022-02 - The Company may agree to different types of concessions when modifying a loan. There were no loan modifications to borrowers experiencing financial difficulty, including principal forgiveness, rate reductions, payment deferral or term extension, during the three and nine months ended September 30, 2023.

TDR Disclosures Prior to the Adoption of ASU 2022-02 - As of September 30, 2022, there was one consumer loan classified as a troubled debt restructuring with an outstanding balance of $20,000, as compared to no loans classified as troubled debt restructurings as of December 31, 2022. During the three-months ended September 30, 2022, there were no loans that were modified to be troubled debt restructurings. During the nine months ended September 30, 2022, the $20,000 consumer loan was the only loan modified to be a troubled debt restructuring. There were no loans modified as troubled debt restructurings within the previous twelve months and for which there was a payment default during the three and nine-month periods ended September 30, 2022. A loan is considered to be in payment default once it is ninety days contractually past due under the modified terms.

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

As of September 30, 2023 and December 31, 2022, there are no loans that are classified with risk grades of 8- Loss.

The risk grades are reviewed every month, at a minimum and on an as-needed basis depending on the specific circumstances of the loan.

The following table summarizes loan risk grade totals by class and year of origination as of September 30, 2023. Risk grades 1 through 4(W) have been aggregated in the “Pass” line.

	As of September 30, 2023
(in thousands)	Term Loans Amortized Cost Basis by Origination Year
Risk Grade Ratings	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial real estate - construction
Pass	$8,645	$27,282	$253	$0	$0	$0	$0	$36,180
Total commercial real estate - construction	8,645	27,282	253	0	0	0	0	36,180

Commercial real estate - mortgages
Pass	50,303	119,338	140,893	73,052	66,157	227,870	0	677,613
Special mention	0	0	7,753	0	0	5,180	0	12,933
Substandard	0	0	0	0	4,644	0	0	4,644
Total commercial real estate - mortgages	50,303	119,338	148,646	73,052	70,801	233,050	0	695,190

Land
Pass	7,300	8,960	0	0	1,260	1,678	0	19,198
Total land	7,300	8,960	0	0	1,260	1,678	0	19,198

Farmland
Pass	12,222	10,668	17,343	15,010	6,675	33,061	0	94,979
Total farmland	12,222	10,668	17,343	15,010	6,675	33,061	0	94,979

Commercial and Industrial
Pass	10,414	14,613	11,500	13,143	5,366	14,389	45	69,470
Special mention	0	0	0	156	0	1,961	0	2,117
Substandard	0	0	0	0	0	95	0	95
Total commercial and industrial	10,414	14,613	11,500	13,299	5,366	16,445	45	71,682

Consumer
Pass	116	60	41	14	0	0	171	402
Substandard	0	0	0	0	0	18	0	18
Total consumer	116	60	41	14	0	18	171	420

Consumer residential
Pass	867	5,031	4,143	2,230	1,860	7,845	7,574	29,550
Substandard	0	0	0	0	0	30	0	30
Total consumer residential	867	5,031	4,143	2,230	1,860	7,875	7,574	29,580

Agriculture
Pass	1,244	3,743	4,752	3,990	504	9,781	0	24,014
Total agriculture	1,244	3,743	4,752	3,990	504	9,781	0	24,014

Total by Risk Category
Pass	91,111	189,695	178,925	107,439	81,822	294,624	7,790	951,406
Special mention	0	0	7,753	156	0	7,141	0	15,050
Substandard	0	0	0	0	4,644	143	0	4,787
Total	$91,111	$189,695	$186,678	$107,595	$86,466	$301,908	$7,790	$971,243

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

The DCF quantitative reserve methodology incorporates the consideration of probability of default (“PD”) and loss given default (“LGD”) estimates to estimate periodic losses. The PD estimates are derived through the application of reasonable and supportable economic forecasts to call code specific regression models, derived from the consideration of historical bank-specific and peer loss-rate data. The loss rate data has been regressed against benchmark economic indicators, for which reasonable and supportable forecasts exist, in the development of the call-code specific regression models. Regression models are generally refreshed on an annual basis, in order to pull in more recent loss rate data. Reasonable and supportable forecasts of the selected economic metric are then input into the regression model to calculate an expected default rate. The expected default rates are then applied to expected monthly loan balances estimated through the consideration of contractual repayment terms and expected prepayments. The Company utilizes a four-quarter forecast period, after which the expected default rates revert to the historical average for each call code, over a four-quarter reversion period, on a straight-line basis. The prepayment assumptions applied to expected cash flow over the contractual life of the loans are estimated based on historical, bank-specific experience, peer data and the consideration of current and expected conditions and circumstances including the level of interest rates. The prepayment assumptions may be updated by Management in the event that changing conditions impact Management’s estimate or additional historical data gathered has resulted in the need for a reevaluation. LGD utilized in the DCF is derived from the application of the Frye-Jacobs theory which relates LGD to PD based on historical peer data, as calculated by a third-party. The call code regression models utilized upon implementation of CECL on January 1, 2023, and as of September 30, 2023, were identical, and relied upon reasonable and supportable forecasts of the National Unemployment Rate. Some of the call code regression models also use the Real Gross Domestic Product. Management selected the National Unemployment Rate and the Real Gross Domestic Product as the drivers of quantitative portion of collectively reserves on loan classes reliant upon the DCF methodology, primarily as a result of high correlation coefficients identified in regression modeling, the availability of forecasts including the quarterly FOMC forecast, and given the widespread familiarity of stakeholders with this economic metric.

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

The following table details activity in the ACL by portfolio segment for the three and nine-month periods ended September 30, 2023 and 2022. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Credit Losses
For the Three and Nine Months Ended September 30, 2023 and 2022

(in thousands)
Three Months Ended September 30, 2023	Commercial Real Estate	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total
Beginning balance	$8,564	$600	$4	$203	$40	$9,411
Charge-offs	0	0	(11)	0	0	(11)
Recoveries	35	0	2	1	0	38
Provision for (reversal of) credit losses	382	(73)	9	(16)	(2)	300
Ending balance	$8,981	$527	$4	$188	$38	$9,738

Nine Months Ended September 30, 2023
Beginning balance	$8,373	$612	$5	$306	$172	$9,468
CECL day-one adjustments	500	102	(1)	(118)	(137)	346
Charge-offs	0	(12)	(28)	0	0	(40)
Recoveries	103	12	7	2	0	124
Provision for (reversal of) credit losses	5	(187)	21	(2)	3	(160)
Ending balance	$8,981	$527	$4	$188	$38	$9,738

Three Months Ended September 30, 2022
Beginning balance	$9,544	$687	$6	$317	$231	$10,785
Charge-offs	0	0	(23)	0	0	(23)
Recoveries	30	0	4	1	0	35
Provision for (reversal of) credit losses	257	(25)	19	8	(59)	200
Ending balance	$9,831	$662	$6	$326	$172	$10,997

Nine Months Ended September 30, 2022
Beginning balance	$9,404	$711	$6	$327	$290	$10,738
Charge-offs	0	0	(38)	0	0	(38)
Recoveries	91	0	5	1	0	97
Provision for (reversal of) credit losses	336	(49)	33	(2)	(118)	200
Ending balance	$9,831	$662	$6	$326	$172	$10,997

The following table details the ACL and ending gross loan balances as of September 30, 2023 and December 31, 2022, summarized by collective and individual evaluation methods of impairment.

(in thousands)
September 30, 2023	Commercial Real Estate	Commercial and Industrial	Consumer	Consumer Residential	Agriculture	Total
Allowance for credit losses for loans:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	8,981	527	4	188	38	9,738
	$8,981	$527	$4	$188	$38	$9,738

Ending gross loan balances:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	845,547	71,682	420	29,580	24,014	971,243
	$845,547	$71,682	$420	$29,580	$24,014	$971,243

December 31, 2022
Allowance for credit losses for loans:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	8,373	612	5	306	172	9,468
	$8,373	$612	$5	$306	$172	$9,468

Ending gross loan balances:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	779,965	82,506	375	31,861	21,051	915,758
	$779,965	$82,506	$375	$31,861	$21,051	$915,758

The following table presents gross charge-offs for the three and nine-months ended September 30, 2023 by portfolio class and origination year (dollars in thousands):

	Three months ended September 30, 2023
(in thousands)	Term Loans Charged-off by Origination Year
Chargeoffs	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial real estate - construction	$0	$0	$0	$0	$0	$0	$0	$0
Commercial real estate - mortgages	0	0	0	0	0	0	0	0
Land	0	0	0	0	0	0	0	0
Farmland	0	0	0	0	0	0	0	0
Commercial and Industrial	0	0	0	0	0	0	0	0
Consumer	0	0	0	0	0	0	11	11
Consumer residential	0	0	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$0	$11	$11

	Nine months ended September 30, 2023
(in thousands)	Term Loans Charged-off by Origination Year
Chargeoffs	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial real estate - construction	$0	$0	$0	$0	$0	$0	$0	$0
Commercial real estate - mortgages	0	0	0	0	0	0	0	0
Land	0	0	0	0	0	0	0	0
Farmland	0	0	0	0	0	0	0	0
Commercial and Industrial	0	0	12	0	0	0	0	12
Consumer	0	0	0	0	0	0	28	28
Consumer residential	0	0	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0	0	0
Total	$0	$0	$12	$0	$0	$0	$28	$40

Changes in the reserve for off-balance-sheet commitments were as follows:

(in thousands)	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022

Balance, beginning of period	$671	$475	$546	$469
CECL day-one adjustment	0	0	547	0
(Reversal of) provision for credit losses	(83)	50	(505)	56
Balance, end of period	$588	$525	$588	$525

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

At September 30, 2023 and December 31, 2022, loans carried at $971,243,000 and $915,758,000, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 5 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The condensed consolidated financial statements include various estimated fair value information as of September 30, 2023 and December 31, 2022. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between levels during the three and nine-month periods ended September 30, 2023 and 2022.

The estimated fair values of the Company’s financial instruments not measured at fair value as of September 30, 2023 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$277,761	$277,761	1
Restricted equity securities	5,956	5,956	2
Loans, net	960,213	898,730	3
Interest receivable	4,943	4,943	2

Financial liabilities:
Deposits	(1,666,548)	(1,665,546)	3
Interest payable	(81)	(81)	2

Off-balance-sheet liabilities:
Commitments and standby letters of credit		(1,899)	3

The estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2022 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$429,633	$429,633	1
Restricted equity securities	5,236	5,236	2
Loans, net	905,035	853,224	3
Interest receivable	8,438	8,438	2

Financial liabilities:
Deposits	(1,814,297)	(1,813,136)	3
Interest payable	(22)	(22)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(2,124)	3

The following table presents the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the condensed consolidated balance sheets at each respective period end, by level within the fair value hierarchy as of September 30, 2023 and December 31, 2022.

	Fair Value Measurements as of September 30, 2023 Using
(in thousands)	September 30, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$77,868	$0	$77,868	$0
Collateralized mortgage obligations	8,616	0	8,616	0
Municipalities	298,012	0	298,012	0
SBA pools	1,730	0	1,730	0
Corporate debt	42,849	0	42,849	0
Asset-backed securities	55,850	0	55,850	0

Equity Securities:
Mutual fund	$2,923	$2,923	$0	$0

Assets and liabilities measured on a non-recurring basis:	N/A

	Fair Value Measurements at December 31, 2022 Using
(in thousands)	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$88,721	$0	$88,721	$0
Collateralized mortgage obligations	4,611	0	4,611	0
Municipalities	331,581	0	331,581	0
SBA pools	2,362	0	2,362	0
Corporate debt	42,060	0	42,060	0
Asset-backed securities	58,103	0	58,103	0

Equity Securities:
Mutual fund	$2,990	$2,990	$0	$0

Assets and liabilities measured on a non-recurring basis:	N/A

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

There have been no significant changes in the valuation techniques during the three and nine-month periods ended September 30, 2023.

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

The Company’s calculation of basic and diluted EPS for the three and nine-month periods ended September 30, 2023 and 2022 are reflected in the tables below.

	THREE MONTHS ENDED
(In thousands)	SEPTEMBER 30,
	2023	2022
BASIC EARNINGS PER SHARE

Net income	$7,354	$6,800
Weighted average shares outstanding	8,197	8,173
Net income per common share	$0.90	$0.83

DILUTED EARNINGS PER SHARE

Net income	$7,354	$6,800
Weighted average shares outstanding	8,197	8,173
Effect of dilutive non-vested restricted shares	35	33
Weighted average shares of common stock and common stock equivalents	8,232	8,206
Net income per diluted common share	$0.89	$0.83

	NINE MONTHS ENDED
(In thousands)	SEPTEMBER 30,
	2023	2022
BASIC EARNINGS PER SHARE

Net income	$24,983	$13,427
Weighted average shares outstanding	8,192	8,167
Net income per common share	$3.05	$1.64

DILUTED EARNINGS PER SHARE

Net income	$24,983	$13,427
Weighted average shares outstanding	8,192	8,167
Effect of dilutive non-vested restricted shares	37	35
Weighted average shares of common stock and common stock equivalents	8,229	8,202
Net income per diluted common share	$3.04	$1.64

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

In spite of these inherent risks and uncertainties, we have experienced nominal negative impacts on liquidity in connection with these events and related concerns. The deposit decrease during the first nine months of 2023 was related to some movement to higher deposit rates offered by other financial institutions, including Oak Valley Investments, our investment advisory service in which the assets are managed by Cetera Investment Services LLC. Our liquidity position is very strong, as evidenced by $278 million in cash and cash equivalent balances of September 30, 2023.

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

We file income tax returns in the U.S. federal jurisdiction, and the State of California. With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2019.

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

Management believes the following were important factors in the Company’s performance during the three and nine-month periods ended September 30, 2023:

•

The Company recognized net income of $7,354,000 and $24,983,000 for the three and nine-month periods ended September 30, 2023, respectively, as compared to $6,800,000 and $13,427,000 for the same periods in 2022. The net income increases were mainly due to strong growth in our loan and investment portfolios, higher yields on earning assets and a reversal of credit loss provisions.

•

The Company recognized a credit loss provision of $300,000 during the third quarter, and a reversal of credit loss provisions of $160,000 during the nine-month period ended September 30, 2023, as compared to a provision of $200,000 during the comparable periods of 2022. The provision during the third quarter of 2023 was related to macro-economic conditions and loan growth.

•

Net interest income increased $2,166,000 or 12.9% and $16,925,000 or 41.3% for the three and nine-month periods ended September 30, 2023, respectively, compared to the same periods in 2022. The net interest income increase was mainly due to loan growth and higher yields on earning assets.

•

Non-interest income decreased by $45,000 or 2.8% and increased by $726,000 or 17.5% for the three and nine-month periods ended September 30, 2023, respectively, as compared to the same periods in 2022. The third quarter decrease was primarily due to fair value changes in a limited partnership investment.

•

Non-interest expense increased by $1,208,000 or 12.9% and $2,701,000 or 9.8% for the three and nine-month periods ended September 30, 2023, respectively, as compared to the same periods in 2022. The increase was primarily due to staffing increases and overhead related to servicing the growing loan and deposit portfolios.

•

Total assets decreased $132,944,000 or 6.8%, total net loans increased by $55,178,000 or 6.1% and investment securities decreased by $42,580,000 or 8.0% in each case from December 31, 2022 to September 30, 2023, while deposits decreased by $147,749,000 or 8.1% for the same period. Consequently, cash and cash equivalent balances decreased by $151,872,000 or 35.3%.

Income Summary

For the three and nine-month periods ended September 30, 2023, the Company recorded net income of $7,354,000 and $24,983,000, respectively, representing increases of $554,000 and $11,556,000, as compared to the same periods in 2022.  Return on average assets (annualized) was 1.57% and 1.76% for the three and nine-months ended September 30, 2023, respectively, as compared to 1.35% and 0.92% for the same periods in 2022.  Annualized return on average common equity was 19.85% and 23.71% for the three and nine-months ended September 30, 2023, respectively, as compared to 21.96% and 13.79% for the same periods in 2022. Net income before provisions for income taxes increased by $813,000 and $15,310,000 for the three and nine-month periods ended September 30, 2023, respectively, from the same periods in 2022.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

(In thousands)	Effect on Pre-Tax Income	Effect on Pre-Tax Income
	Increase (Decrease)	Increase (Decrease)
	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
Change from 2022 to 2023 in:
Net interest income	$2,166	$16,925
Provision for credit losses	(100)	360
Non-interest income	(45)	726
Non-interest expense	(1,208)	(2,701)
Change in net income before income taxes	$813	$15,310

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three and nine-month periods ended September 30, 2023, net interest income was $18,938,000 and $57,888,000, respectively, which represents increases of $2,166,000 or 12.9% and $16,925,000 or 41.3%, respectively, from the comparable periods in 2022. The increase was due to growth within our loan and investment portfolios, as compared to comparable 2022 periods. In addition, the FOMC rate increases that began in March 2022 and have continued through July 2023, have had a positive impact on earning asset yields. The net interest income increase includes a reduction in interest and fees on PPP loans from $880,000 during the first nine months of 2022 to $44,000 during the same period of 2023.

The net interest margin (net interest income as a percentage of average interest earning assets) was 4.34% and 4.39% for the three and nine-month periods ended September 30, 2023, respectively, as compared to 3.61% and 3.05% for the same periods in 2022. The increase in net interest margin is primarily due to the positive impact of FOMC rate increases on our earning asset yields, combined with growth of our loan and investment portfolios. The earning asset yield increased by 98 and 148 basis points for the three and nine-month periods ended September 30, 2023, respectively, as compared to the same periods of 2022. This upward trend was due to the deployment of lower yielding cash equivalent balances into the loan and investment security portfolios and the positive impact of the recent FOMC rate increases.

The cost of funds on interest-bearing liabilities increased by 44 and 23 basis points to 0.54% and 0.32% for the three and nine-month periods of 2023, respectively, as compared to the same periods in 2022. The current rising rate environment has had a nominal impact on our cost of funds. The Company has increased rates on certain accounts and deposit products in order to remain competitive to our peer group and to maintain current liquidity levels, which remains at a high level. Our average cost of funds remained relatively low, increasing slightly to 0.33% during the third quarter of 2023, which further contributed to our strong net interest margin.

The following tables show the relative impact of changes in average balances of interest earning assets and interest-bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three and nine-month periods ended September 30, 2023 and 2022:

Net Interest Analysis

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)
Assets:
Earning assets:
Gross loans (1) (2)	$960,800	$11,509	4.75%	$904,322	$9,977	4.38%
Investment securities (2)	554,534	5,763	4.12%	540,727	4,840	3.55%
Federal funds sold	24,625	335	5.40%	15,508	87	2.23%
Interest-earning deposits	249,813	3,368	5.35%	455,055	2,832	2.47%
Total interest-earning assets	1,789,772	20,975	4.65%	1,915,612	17,736	3.67%
Total noninterest earning assets	73,642			78,336
Total Assets	1,863,414			1,993,948
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	490,542	379	0.31%	498,151	118	0.09%
Money market deposits	355,152	796	0.89%	427,792	126	0.12%
Savings deposits	143,142	69	0.19%	172,476	21	0.05%
Time deposits $250,000 and under	24,155	105	1.72%	21,529	14	0.26%
Time deposits over $250,000	16,292	62	1.51%	18,063	12	0.26%
Total interest-bearing liabilities	1,029,283	1,411	0.54%	1,138,011	291	0.10%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	654,166			708,416
Other liabilities	32,992			24,642
Total noninterest-bearing liabilities	687,158			733,058
Shareholders' equity	146,973			122,879
Total liabilities and shareholders' equity	$1,863,414			$1,993,948
Net interest income		$19,564			$17,445
Net interest spread (3)			4.11%			3.57%
Net interest margin (4)			4.34%			3.61%

_____________________________________

(1)  Loan fees have been included in the calculation of interest income.

(2) Yields and interest income on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

(5) Annual interest rates are computed by dividing the interest income/expense by the number of days in the period multiplied by 365.

	Nine months ended			Nine months ended
	September 30, 2023			September 30, 2022
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)
Assets:
Earning assets:
Gross loans (1) (2)	$938,818	$32,968	4.70%	$879,303	$28,556	4.34%
Investment securities (2)	559,047	17,331	4.14%	438,703	10,681	3.26%
Federal funds sold	24,035	910	5.06%	20,035	143	0.95%
Interest-earning deposits	300,793	11,189	4.97%	526,654	3,895	0.99%
Total interest-earning assets	1,822,693	62,398	4.58%	1,864,695	43,275	3.10%
Total noninterest earning assets	74,039			91,829
Total assets	1,896,732			1,956,524
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	494,897	889	0.24%	473,748	302	0.09%
Money market deposits	376,815	1,311	0.47%	418,614	335	0.11%
Savings deposits	151,609	110	0.10%	167,222	61	0.05%
Time deposits $250,000 and under	21,759	159	0.98%	21,750	43	0.26%
Time deposits over $250,000	15,438	88	0.76%	18,250	36	0.26%
Total interest-bearing liabilities	1,060,518	2,557	0.32%	1,099,584	777	0.09%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	664,522			708,573
Other liabilities	30,807			18,179
Total noninterest-bearing liabilities	695,329			726,752
Shareholders' equity	140,885			130,188
Total liabilities and shareholders' equity	$1,896,732			$1,956,524
Net interest income		$59,841			$42,498
Net interest spread (3)			4.25%			3.01%
Net interest margin (4)			4.39%			3.05%

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

Shown in the following tables are the relative impacts on net interest income of changes in the average outstanding balances (volume) of earning assets and interest-bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three and nine-month periods ended September 30, 2023 and 2022.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

	For the Three Months Ended
	September 30, 2023 compared to September 30, 2022
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$623	$909	$1,532
Investment securities (2)	124	799	923
Federal funds sold	51	197	248
Interest-earning deposits	(1,277)	1,813	536
Total interest income	$(479)	$3,718	$3,239

Interest expense:
Interest-earning DDA	(2)	263	261
Money market deposits	(21)	691	670
Savings deposits	(4)	52	48
Time deposits $250,000 and under	2	89	91
Time deposits over $250,000	(1)	51	50
Total interest expense	$(26)	$1,146	$1,120

Change in net interest income	$(453)	$2,572	$2,119

__________________________________

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

The table above reflects a decrease of $453,000 in net interest income due to changes in volume combined with the overall change in mix of balances and growth in the loan and investment portfolios during the third quarter of 2023, as compared to the same period of 2022. Changes in earning asset yields and rates on interest-bearing liabilities resulted in an increase of $2,572,000 to net interest income, over the same period. This increase was mainly due to the positive impact of recent FOMC rate increases on our earning asset yields.

	For the Nine Months Ended September 30, 2023
	Compared to September 30, 2022
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$1,933	$2,479	$4,412
Investment securities (2)	2,930	3,720	6,650
Federal funds sold	29	738	767
Interest-earning deposits	(1,669)	8,963	7,294
Total interest income	$3,223	$15,900	$19,123

Interest expense:
Interest-earning DDA	$13	$574	$587
Money market deposits	(33)	1,009	976
Savings deposits	(6)	55	49
Time deposits $250,000 and under	0	116	116
Time deposits over $250,000	(6)	58	52
Total interest expense	$(32)	$1,812	$1,780

Change in net interest income	$3,255	$14,088	$17,343

__________________________________

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

The table above reflects an increase of $3,255,000 in net interest income due to changes in volume combined with the overall change in mix of balances and growth in the loan and investment portfolios during the first nine months of 2023, as compared to the same period of 2022. Changes in earning asset yields and rates on interest-bearing liabilities resulted in an increase of $14,088,000 to net interest income, over the same period. This increase was mainly due to the positive impact of recent FOMC rate increases on our earning asset yields, and investment security purchases throughout 2022 that had higher yields as compared to the prior year.

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

The Company had provisions for credit losses of $300,000 during the three-month period ended September 30, 2023, and a credit loss provision reversal of $160,000 during the nine-month period ended September 30, 2023, as compared to provisions of $200,000 during the same periods of 2022. The $300,000 provision recorded during the third quarter of 2023 was consistent with the output of our CECL internal credit risk model, and was mainly due to macro-economic conditions and loan growth. Credit quality remained strong with non-accrual loans remaining at a zero balance throughout the nine-month period ending September 30, 2023. Management will continue to closely monitor the credit risks to our loan portfolio and may need to make qualitative adjustments depending on factors that may impact the economy and the financial condition of our borrowers.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three and nine-months period ended September 30, 2023, non-interest income was $1,566,000 and $4,876,000, respectively, representing a decrease of $45,000 or 2.8% and an increase of $726,000 or 17.5%, respectively, compared to the same periods in 2022.

The following tables show the major components of non-interest income:

(in thousands)	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
Service charges on deposits	$488	$407	$81	19.9%
Debit card transaction fee income	459	441	18	4.1%
Earnings on cash surrender value of life insurance	196	189	7	3.7%
Mortgage commissions	6	17	(11)	-64.7%
Gains on calls of available-for-sale securities	13	0	13	0.0%
Other income	404	557	(153)	-27.5%
Total non-interest income	$1,566	$1,611	$(45)	-2.8%

(in thousands)	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Service charges on deposits	$1,365	$1,192	$173	14.5%
Debit card transaction fee income	1,322	1,303	19	1.5%
Earnings on cash surrender value of life insurance	578	559	19	3.4%
Mortgage commissions	14	72	(58)	-80.6%
Gains on calls of available-for-sale securities	156	0	156
Other income	1,441	1,024	417	40.7%
Total non-interest income	$4,876	$4,150	$726	17.5%

Service charges on deposits increased by $81,000 and $173,000 for the three and nine-months ended September 30, 2023, respectively, compared to the same periods in 2022. The increase was due to growth of our core customer base, which resulted in higher service fee and overdraft fee income related to servicing deposit accounts.

Debit card transaction fee income increased by $18,000 and $19,000 for the three and nine-months ended September 30, 2023, respectively, compared to the same periods in 2022. The increase is attributable to the trend from traditional payment methods to electronic payment methods, including bank debit cards.

Earnings on cash surrender value of life insurance increased by $7,000 and $19,000 for the three and nine-months ended September 30, 2023, respectively, compared to the same periods in 2022, corresponding to higher yields earned in 2023.

Mortgage commissions decreased by $11,000 and $58,000 for the three and nine-months ended September 30, 2023, respectively, as compared to the same periods of 2022, as the demand for home purchases and refinancing has decreased from last year mainly due to higher interest rates.

Other income decreased by $153,000 and increased by $417,000 for the three and nine-month periods ended September 30, 2023, respectively, as compared to the same periods of 2022. The third quarter decrease is due to fair value changes on a limited partnership investment. The year-to-date increase is mainly due to positive changes in the fair value of one equity security, and a gain of $143,000 on the sale of available-for-sale investment securities that was recorded during the first quarter of 2023.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

(in thousands)	For the Three Months Ended September 30,
	2023	2022	$ Change	% Change
Salaries and employee benefits	$6,505	$5,750	$755	13.1%
Occupancy expenses	1,149	1,063	86	8.1%
Data processing fees	788	590	198	33.6%
Regulatory assessments (FDIC & DFPI)	305	219	86	39.3%
Other operating expenses	1,831	1,748	83	4.7%
Total non-interest expense	$10,578	$9,370	$1,208	12.9%

(in thousands)	For the Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Salaries and employee benefits	$19,280	$17,084	$2,196	12.9%
Occupancy expenses	3,467	3,089	378	12.2%
Data processing fees	2,018	1,737	281	16.2%
Regulatory assessments (FDIC & DFPI)	720	741	(21)	-2.8%
Other operating expenses	4,912	5,045	(133)	-2.6%
Total non-interest expense	$30,397	$27,696	$2,701	9.8%

Non-interest expenses increased by $1,208,000 or 12.9% and $2,701,000 or 9.8% for the three and nine-months ended September 30, 2023, respectively, as compared to the same periods of 2022.  Salaries and employee benefits increased $755,000 and $2,196,000 for the three and nine-months ended September 30, 2023, respectively, as compared to the same periods of 2022, due to additional staffing expense required to support the continued loan and deposit growth, including the staff at our new Roseville branch that opened in December 2022.

Occupancy expenses increased by $86,000 and $378,000 for the three and nine-months ended September 30, 2023, respectively, as compared to the same periods of 2022, mainly due to rent expense and general operating costs related to branch facilities, including the rent and overhead expenses related to our new Roseville branch that opened in December 2022.

Data processing fees increased by $198,000 and $281,000, for the three and nine-month periods ended September 30, 2023, respectively, as compared to the same periods of 2022, primarily due to servicing costs on the growing number of loan and deposit accounts as well as upgrades to our online banking platform.

Federal Deposit Insurance Corporation (“FDIC”) and California Department of Financial Protection and Innovation (“DFPI”) regulatory assessments increased by $86,000 and decreased by $21,000 for the three and nine-months ended September 30, 2023, respectively, as compared to the same periods in 2022.  The increase in the third quarter was due to the FDIC increasing the base rate to 0.05%, on an annual basis, for all member banks in order to build up the Deposit Insurance Fund. The FDIC adopted a final rule in June 2022, applicable to all insured depository institutions, to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. The final rule became effective as of January 1, 2023, with an invoice payment date of June 30, 2023. The FDIC said that the increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio of the Deposit Insurance fund reaches the statutory minimum of 1.35 percent by the statutory deadline of September 30, 2028. The final assessment rate for financial institutions is determined by making adjustments to the base rate for various credit quality factors and other risk metrics of the institution as defined by the FDIC. The Company’s risk profile and the related assessment rate remains at a relatively low level due to our strong credit quality, earnings and risk-based capital ratios. Management recognizes that assessments could increase further depending on deposit growth throughout the remainder of 2023, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis, and based on FDIC’s discretion to increase the base assessment rate as needed to replenish the Deposit Insurance Fund. Moreover, the FDIC retains the authority and discretion to increase base assessment rates for banking entities in the future, as circumstances warrant.

Other expense increased by $83,000 and decreased by $133,000 for the three and nine-month periods ended September 30, 2023, respectively, as compared to the same periods in 2022. The third quarter increase was due to various general operating expenses, which is expected given the expansion of the Company’s business portfolios. The year-to-date decrease was due to the reversal of $505,000 in undisbursed loan commitment loss provisions which was dictated by factors within our CECL internal loan-risk model.

Management anticipates that non-interest expense will continue to increase as the Company continues to grow.  However, management remains committed to cost-control and efficiency, and expects to keep these increases to a minimum relative to growth.

Income Taxes

The Company recorded provisions for income taxes of $2,272,000 and $7,544,000 for the three and nine-month periods ended September 30, 2023, respectively, representing increases of $259,000 and $3,754,000 compared to the provisions recorded in the comparable periods of 2022. The effective income tax rate on income from continuing operations was 23.6% and 23.2% for the three and nine-months ended September 30, 2023, respectively, compared to 22.8% and 22.0% for the comparable periods of 2022. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, bank owned life insurance and certain tax-exempt loans). The disparity between the effective tax rates for the year-to-date period of 2023 as compared to 2022 is primarily due to tax credits from low-income housing projects as well as tax free-income on municipal securities and loans that comprised a larger proportion of pre-tax income in 2022 as compared to 2023.

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

Non-accrual loans totaled $0 as of September 30, 2023 and December 31, 2022.  At September 30, 2023 and December 31, 2022, there were no loan modifications pursuant to ASU 2022-02, and therefore there were no payment delinquencies on modified loans during the three and nine-months ended September 30, 2023.

As of September 30, 2023 and December 31, 2022, there were no OREO properties, and there were no sales, acquisitions or fair value adjustments of OREO properties during the three and nine-months ended September 30, 2023. During the second quarter of 2022, we sold the last remaining OREO that consisted of one property, a residential land property acquired through foreclosure that was written down to a zero balance because the public utilities have not been obtainable, therefore, rendering these land lots unmarketable at this time. That property was sold for the amount of property taxes owed to the county, therefore, we received no sales proceeds on the sale. There were no other sales, acquisitions or fair value adjustments of OREO properties during the three and nine-months ended September 30, 2022, except for the aforementioned OREO property sale.

The following table presents information about the Bank’s non-performing assets, including asset quality ratios as of September 30, 2023 and December 31, 2022:

Non-Performing Assets

(in thousands)	September 30,	December 31,
	2023	2022
Loans in non-accrual status	$0	$0
Loans past due 90 days or more and accruing	0	0
Total non-performing loans	0	0
Other real estate owned	0	0
Total non-performing assets	$0	$0

Allowance for credit losses	$9,738	$9,468

Asset quality ratios:
Non-performing assets to total assets	0.00%	0.00%
Non-performing loans to total loans	0.00%	0.00%
Allowance for credit losses to total loans	1.00%	1.03%
Allowance for credit losses to total non-performing loans	NA	NA

Non-performing assets remained at $0 as of September 30, 2023 and December 31, 2022, due to strong credit quality within our loan portfolio.

Allowance for Credit Losses

Due to credit risk inherent in the lending business, the Company routinely sets aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges for the outstanding loan portfolio have been credited to the allowance for credit losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company recorded credit loss provisions of $300,000 during the third quarter and a provision reversal of $160,000 during the nine-months ended September 30, 2023, as compared to provisions of $200,000 recorded during the same periods of 2022.

The allowance for credit losses increased by $270,000 to $9,738,000 as of September 30, 2023, as compared to $9,468,000 as of December 31, 2022, due to the reversal of $160,000 in credit loss provisions, a one-time CECL implementation increase of $346,000, and net loan recoveries of $84,000 during the first nine months of 2023. These factors combined with the increase in the gross loan balance resulted in a decrease in the allowance for credit losses as a percentage of total loans to 1.00% as of September 30, 2023 from 1.03% as of December 31, 2022.

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

Although management believes the allowance as of September 30, 2023 was adequate to absorb expected credit losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on the Company’s service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of September 30, 2023, and December 31, 2022, the Company had $277,761,000 and $429,633,000, respectively, in cash and cash equivalents.

Investment Securities

Management of the investment securities portfolio focuses on providing an adequate level of liquidity and establishing an interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk. Investment securities that the Company intends to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale or equity securities.  Currently, all of the investment securities are classified as available-for-sale except for one mutual fund classified as an equity security with a carrying value of $2,923,000 as of September 30, 2023. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. The carrying values of equity securities are adjusted for unrealized gains or losses through noninterest income in the consolidated statement of income.

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

The unrealized losses are due primarily to rising market yields and not due to credit deterioration. As such, no ACL on available-for-sale securities has been established as of September 30, 2023. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

Low Income Housing Tax Credit Funds

During 2018 and 2022, we committed to invest $5 million and $10.5 million, respectively, in low-income housing tax credit funds (“LIHTC”) to promote our participation in CRA activities, which had unfunded commitments of $10,154,000 as of September 30, 2023 and December 31, 2022. For LIHTC investments, we receive the return in the form of tax credits and tax deductions over a period of approximately 15 years.

Deposits

Total deposits as of September 30, 2023 were $1,666,548,000, a decrease of $147,749,000 or 8.1% from the deposit total of $1,814,297,000 as of December 31, 2022.  Average deposits decreased by $83,117,000 to $1,725,040,000 for the nine-month period ended September 30, 2023, as compared to the same period in 2022.

Deposits Outstanding

	September 30,	December 31,	Nine Month Change
(in thousands)	2023	2022	$	%

Demand	$1,124,147	$1,202,321	$(78,174)	(6.5%	)
MMDA	358,043	405,797	(47,754)	(11.8%	)
Savings	138,011	165,994	(27,983)	(16.9%	)
Time < $250K	28,000	24,712	3,288	13.3%
Time > $250K	18,347	15,473	2,874	18.6%
	$1,666,548	$1,814,297	$(147,749)	(8.1%	)

Because the Company’s client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Four clients carry deposit balances of more than 1% of total deposits, but none had a deposit balance of more than 3% of total deposits as of September 30, 2023. Management believes that the Company’s funding concentration risk is not significant and is mitigated by the ample sources of funds the Bank has access to.

We have experienced nominal negative impacts on liquidity resulting from the recent events in the banking industry that transpired in March 2023. The deposit decrease during the first nine months of 2023 was related to some movement to higher deposit rates offered by other financial institutions, including Oak Valley Investments, our investment advisory service in which the assets are managed by Cetera Investment Services LLC. See “Liquidity and Capital Resources” section below for more information.

Since the deposit growth strategy emphasizes core deposit growth, the Company has avoided relying on brokered deposits as a consistent source of funds. The Company had no brokered deposits as of September 30, 2023 and December 31, 2022.

Borrowings

Although deposits are the primary source of funds for lending and investment activities and for general business purposes, the Company may obtain advances from the Federal Home Loan Bank (“FHLB”) as an alternative to retail deposit funds. As of September 30, 2023 and December 31, 2022, there were no outstanding FHLB advances or borrowings of any kind, as the Company continues to rely on deposit growth as its primary source of funding. See “Liquidity and Capital Resources” below for the details on the FHLB borrowings program.

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

The following tables present a comparison of our actual capital ratios to the minimum required ratios as of the dates indicated:

(in thousands)			Regulatory
	Actual		Minimum
Capital ratios for Bank:	Amount	Ratio	Amount	Ratio

As of September 30, 2023
Total capital (to Risk- Weighted Assets)	$185,850	14.5%	$134,328	>10.5%
Tier I capital (to Risk- Weighted Assets)	$175,524	13.7%	$108,742	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$175,524	13.7%	$89,552	>7.0%
Tier I capital (to Average Assets)	$175,524	9.2%	$76,006	>4.0%

As of December 31, 2022
Total capital (to Risk- Weighted Assets)	$163,593	12.4%	$138,578	>10.5%
Tier I capital (to Risk- Weighted Assets)	$153,579	11.6%	$112,182	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$153,579	11.6%	$92,386	>7.0%
Tier I capital (to Average Assets)	$153,579	7.6%	$81,286	>4.0%

Capital ratios for the Company:

As of September 30, 2023
Total capital (to Risk- Weighted Assets)	$186,084	14.5%	$134,336	>10.5%
Tier I capital (to Risk- Weighted Assets)	$175,758	13.7%	$108,748	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$175,758	13.7%	$89,557	>7.0%
Tier I capital (to Average Assets)	$175,758	9.3%	$76,015	>4.0%

As of December 31, 2022
Total capital (to Risk- Weighted Assets)	$163,810	12.4%	$138,584	>10.5%
Tier I capital (to Risk- Weighted Assets)	$153,796	11.7%	$112,187	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$153,796	11.7%	$92,389	>7.0%
Tier I capital (to Average Assets)	$153,796	7.6%	$81,289	>4.0%

Proposed new rules for U.S. implementation of capital requirements under Basel IV rules, more recently referred to as the Basel III "Endgame", were issued by the U.S. federal banking agencies on July 27, 2023. These proposed rules include broad-based changes to the risk-weighting framework for various credit exposures and operational risk capital requirements. However, the proposed rules generally apply only to large banking organizations with total assets of $100 billion or more, and hence, would not be applicable to the Company.

Liquidity and Capital Resources

Material Cash Commitments

The following tables summarizes short- and long-term material cash requirements as of September 30, 2023, which we believe that we will be able to fund these obligations through cash generated from our operations and available alternative sources of funds (dollars in thousands):

	Less than 1 year	More than 1 year	Total
Operating lease obligations	$1,384	$6,982	$8,366
Supplemental retirement plans	63	11,403	11,466
Time deposit maturities	40,345	6,002	46,347
Total	$41,792	$24,387	$66,179

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

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, the Company maintains a portion of funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. The Company obtains funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings. The Company’s primary use of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common stockholders. The Company’s liquid assets as of September 30, 2023 were $527.4 million compared to $755.2 million as of December 31, 2022.  The Company’s liquidity level measured as the percentage of liquid assets to total assets was 28.7% as of September 30, 2023, compared to 38.3% as of December 31, 2022. Liquid assets decreased during the first nine months of 2023, mainly due to the decrease in deposits and an increase in outstanding gross loans. Management anticipates that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for operating, investing and financing needs and regulatory liquidity requirements for at least the next twelve months. Management monitors the Company’s liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, the Company relies on advances from the FHLB to supplement the supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of the loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of September 30, 2023, the Company’s borrowing capacity from the FHLB was approximately $342 million and there were no outstanding advances. The Company also maintains a line of credit with two correspondent banks to purchase up to $70 million in federal funds, and approximately $33 million borrowing capacity through the FRB Discount Window, for which there were no advances on either borrowing source as of September 30, 2023.

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company provides various forms of credit lines to meet the financing needs of customers. These commitments, which represent a credit risk to us, are not represented in any form on the balance sheets.

As of September 30, 2023 and December 31, 2022, the Company had commitments to extend credit of $190.0 million and $212.4 million, respectively, which includes obligations under letters of credit of $3.6 million and $3.1 million, respectively.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For qualitative and quantitative disclosures about market risk, please see the sections entitled “Market Risk” and “Interest Rate Management” in Item 7A of the Company’s 2022 Annual Report on Form 10-K. As of September 30, 2023, the Company’s exposures to market risk have not changed materially since December 31, 2022.

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

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the Evaluation Date.

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

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors, which were included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, represent material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on March 29, 2023. The following supplements the risk factors described in our Annual Report on Form 10-K.

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

101*

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets at September 30, 2023 (Unaudited) and December 31, 2022, (ii) Condensed Consolidated Statements of Income for the three and nine-month periods ended September 30, 2023 and September 30, 2022 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine-month periods ended September 30, 2023 and September 30, 2022 (Unaudited), (iv) Condensed Consolidated Statements of Changes of Shareholders’ Equity for the three and nine-month periods ended September 30, 2023 and September 30, 2022 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the six-month periods ended September 30, 2023 and September 30, 2022 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oak Valley Bancorp
Date: November 14, 2023	By:	/s/ JEFFREY A. GALL
Jeffrey A. Gall
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)