Form 10-K
period 2023-12-31
Oak Valley Bancorp
filed 2024-04-01
CIK 1431567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

As of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of $25.19 per share of the registrant’s common stock as reported by the Nasdaq, was approximately $167 million. As of December 31, 2023, there were 8,293,168 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders will be filed with the Commission within 120 days after the end of the Registrant’s 2023 fiscal year end and are incorporated by reference into Part III of this report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “1934 Act”).

All statements contained in this Annual Report other than statements of historical fact, including, for example, statements regarding descriptions of plans or objectives of management for future operations, products or services, forecasts of our revenues, earnings or other measures of economic performance, our assessment of significant factors and developments that may affect our results, regulatory controls and processes and their impact on our business, our business strategy and plans and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “potentially,” “estimate,” “forecast,” “continue” “anticipate,” “target,” “intend,” “could,” “would,” “project,” “plan,” “goal,” “outlook,” “expect,” and similar expressions that convey uncertainty of future events or outcomes are intended to identify forward-looking statements.

We have based these forward-looking statements on our current expectations and projections about future events and trends. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, that are difficult to predict the impact on our business, results of operations and financial condition, including those listed in this “Special Note Regarding Forward-Looking Statements,” and those described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: the credit exposure of certain loan products and other components of our business that could be impacted by the changing economic and business conditions; changes in monetary, fiscal or tax policy to address changing economic conditions including interest rate policies of the Federal Reserve Board, any of which could cause us to incur additional loan losses and adversely affect our results of operations in the future; economic conditions (both generally and in the markets where the Company operates) including unemployment levels, energy prices, inflation, supply chain issues, a decline in housing prices or collateral values and the risk of a recession or slowed economic growth in the United States economy; the continuing impact of the changing economic conditions on our employees and customers, including consumer income, creditworthiness, confidence, spending and savings; increasing geopolitical instability, including the war between Russia and Ukraine and the impact of sanctions and the conflict between Israel and Hamas in the Middle East; the success of our efforts to mitigate the impact of the changing economic conditions; competition from other providers of financial services offered by the Company and our response to competitive pressures; changes in government regulation and legislation; the impact of any failure by the U.S. government to increase the debt ceiling or any federal government shutdown; changes in interest rates and interest rate fluctuations; volatility in the capital markets; the amount and rate of deposit growth and changes in deposit costs; material unforeseen changes in the financial stability and liquidity of the Company’s credit customers; risks associated with concentrations in real estate related loans; our ability to maintain adequate capital or liquidity levels or to comply with revised capital or liquidity requirements; changes in accounting standards and interpretations; changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses; the soundness of other financial institutions, including disruptions, instability and failures in the banking industry; physical or transition risks related to climate change; cybersecurity risks and heightened legislative and regulatory focus on cybersecurity and data privacy; and other risks as may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and which may be beyond the control of the Company. For additional information on factors that could materially influence forward-looking statements included in this Annual Report, see the risk factors set forth under “Part I—Item 1A. Risk Factors.” You should carefully consider the factors discussed above, and in our Risk Factors or other disclosures, in evaluating these forward-looking statements.

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

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur.  Forward-looking statements speak only as of the date they are made, and we do not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, whether as a result of new information, future developments or otherwise, except as may be required by law.. You should read this Annual Report with the understanding that our actual future results, levels of activity, performance and events and circumstances may be materially different from what we expect.

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

Expansion

Branch Expansion.    Since opening the doors of our main Oakdale branch in 1991, our network of branches have been expanded geographically. As of December 31, 2023, we maintained eighteen full-service branch offices (in addition to our corporate headquarters) located in the cities of Oakdale, Sonora, Modesto, Bridgeport, Mammoth Lakes, Bishop, Escalon, Patterson, Turlock, Ripon, Stockton, Manteca, Tracy, Sacramento, and Roseville in California. We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as demand dictates and resources permit.

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

Primary Market Area

We conduct business from our main office in Oakdale, a city of approximately 23,000 residents located in Stanislaus County, California. Oakdale is approximately 15 miles from Modesto and sits at the foothills of the Sierra Nevada Mountains, at the edge of the California Central Valley agricultural area.  Through our branches, we serve customers in the Central Valley, from Fresno to Sacramento, and in foothill locations. We also reach into the Highway 395 corridor in the Eastern Sierras and in the towns of Bishop, Mammoth and Bridgeport.  Approximately 98% of our loans and 90% of our deposits are generated from the Central Valley. The Central Valley area includes Stanislaus, San Joaquin, Tuolumne, Sacramento, and Placer counties and has a total population of over 5 million.

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

As of December 31, 2023, the Bank’s authorized legal lending limits were $29.0 million for unsecured loans plus an additional $19.3 million for specific secured loans. Legal lending limits are calculated in conformance with California law, which prohibits a bank from lending to any one individual or entity or its related interests an aggregate amount which exceeds 15% of primary capital plus the allowance for credit losses on an unsecured basis, plus an additional 10% on a secured basis. The Bank’s primary capital plus allowance for credit losses as of December 31, 2023 totaled $193.0 million.

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

Real Estate Loans.    We offer commercial real estate loans to finance the acquisition of new or the refinancing of existing commercial properties, such as office buildings, industrial buildings, warehouses, hotels, shopping centers, automotive industry facilities and multiple dwellings. As of December 31, 2023, consumer and commercial real estate loans constituted 90% of our loan portfolio, of which 97% were commercial real estate loans.

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

As of December 31, 2023, the aggregate loan-to-value of the entire commercial real estate portfolio was 46.0%, based on the most recent appraisals as of the time of origination or renewal.  Historical data suggests that the Bank continues to maintain strong loan-to-value which has served as a cushion against precipitous reductions in real estate values during economic downturns.  Non-owner occupied commercial real estate comprises 67.0% of the Bank’s total commercial real estate commitments, as of December 31, 2023.  The loan-to-value on the non-owner occupied CRE segment was 47.9%, as of December 31, 2023.  The highest concentration by product type is CRE Retail, which comprised 22.7% of total CRE loan commitments, as of December 31, 2023.

Our portfolio diversity in terms of both product types and geographic distribution, combined with strong debt coverage ratios, a low aggregate loan-to-value and a reasonable percentage of owner-occupied properties, mitigate the risks associated with excessive commercial real estate concentration. These elements contribute strength to our overall real estate portfolio in the event of any weakness in the real estate market.

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

Checking Accounts.    Checking accounts are generally non-interest and interest-bearing accounts, respectively, and may include service fees based on activity and balances.

Other Sources of Funds

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

As a member of the Federal Home Loan Bank system, we are required to invest in Federal Home Loan Bank stock based on a predetermined formula. Federal Home Loan Bank stock is a restricted equity security that can only be sold to other Federal Home Loan Bank members or redeemed by the Federal Home Loan Bank. As of December 31, 2023, we owned $5,202,000 in FHLB stock.

Advances from the Federal Home Loan Bank are typically secured by our entire real estate loan portfolio, which includes residential and commercial loans.  As of December 31, 2023, our borrowing limit with the Federal Home Loan Bank was approximately $333 million.

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

Competition

Regional Branch Competition.    We consider our primary service area to be composed of the counties of San Joaquin, Stanislaus, Tuolumne, Sacramento, Placer, Inyo and Mono Counties, of California.  The banking business in California generally, and in our primary service area, specifically, is competitive with respect to both loans and deposits and is dominated by a relatively small number of major banks, which have many offices operating over wide geographic areas.  These include Wells Fargo Bank, Bank of America, JP Morgan Chase Bank, U.S. Bank, BMO Harris Bank and Citibank. We compete for deposits and loans principally with these banks, as well as with savings and loan associations, thrift and loan associations, credit unions, mortgage companies, insurance companies, offerors of money market accounts and other lending institutions.

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

As of June 30, 2023, our primary service areas contained 279 banking offices, with approximately $91.4 billion in total deposits.  As of June 30, 2023, we had total deposits of approximately $1.7 billion, which represented approximately 1.8% of the total deposits in the Bank’s primary service area.  There can be no assurance that the Bank will maintain its competitive position against current and potential competitors, especially those with greater resources than the Bank.  The four largest competing banks had 136 total branches and deposits averaged approximately $501 million per office as of June 30, 2023 within the Bank’s primary service area.

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

Business Concentration.    No individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. However, approximately 90% of our loan portfolio held for investment as of December 31, 2023 consisted of real estate-related loans, including construction loans, mini-perm loans, real estate mortgage loans and commercial loans secured by real estate. Moreover, our business activities are currently focused primarily in Central California, with the majority of our business concentrated in San Joaquin, Stanislaus, Tuolumne, Sacramento, Placer, Inyo and Mono Counties.  Consequently, our results of operations and financial condition are dependent upon the general trends in the Central California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in Central California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region.

Employees

As of December 31, 2023, we had 230 employees (198 full-time employees and 32 part-time employees). None of our employees are currently represented by a union or covered by a collective bargaining agreement. We consider our relations with our employees to be good.

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

The compliance requirements under the Volker Rule vary based on the size of the banking entity and the scope of activities conducted. Banking entities with significant trading operations will be required to establish a detailed compliance program and their CEOs will be required to attest that the program is reasonably designed to achieve compliance with the final rule. Independent testing and analysis of an institution’s compliance program will also be required. The Volker Rule reduces the burden on smaller, less-complex institutions by limiting their compliance and reporting requirements. Additionally, a banking entity that does not engage in covered trading activities will not need to establish a compliance program. The Company and the Bank held no investment positions at December 31, 2023 or 2022 that were subject to the final rule.  Therefore, while these new rules may require us to conduct certain internal analysis and reporting, we believe that they will not require any material changes in our operations or business.

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

Dividends

The payment of cash dividends by the Bank to the Company is subject to restrictions set forth in the Financial Code.  Prior to any distribution from the Bank to the Company, a calculation is made to ensure compliance with the provisions of the Financial Code and to ensure that the Bank remains within capital guidelines set forth by the DFPI and the FRB. In the event that the intended distribution from the Bank to the Company exceeds the restriction in the Financial Code, advance approval from the FRB is required. Management anticipates that there will be sufficient earnings at the Bank level to provide dividends to the Company to meet its cash requirements for 2024.

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

In October 2022, the SEC adopted final rules implementing the incentive-based compensation recovery (“clawback”) provisions of the Dodd-Frank Act. The final rules direct stock exchanges to adopt listing standards that require listed companies to implement clawback policies to recover incentive-based compensation from current or former executive officers in the event of certain financial restatements and to disclose their clawback policies and their actions under those policies. In June 2023, the SEC approved the Nasdaq Stock Market and the New York Stock Exchange’s proposed clawback listing standards. Listed companies were required to adopt their clawback policy no later than December 1, 2023.The Company has adopted a Nasdaq compliant clawback policy which is included as an exhibit to this Annual Report on Form 10-K.

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

On May 5, 2022, the FDIC, OCC and the Federal Reserve issued a joint notice of proposed rulemaking to strengthen and modernize the CRA regulatory framework. On October 24, 2023, the federal bank regulatory agencies jointly issued a final rule to modernize CRA regulations consistent with the following key goals: (1) to encourage banks to expand access to credit, investment, and banking services in low to moderate income communities; (2) to adapt to changes in the banking industry, including internet and mobile banking and the growth of non-branch delivery systems; (3) to provide greater clarity and consistency in the application of the CRA regulations, including adoption of a new metrics-based approach to evaluating bank retail lending and community development financing; and (4) to tailor CRA evaluations and data collection to bank size and type, recognizing differences in bank size and business models may impact CRA evaluations and qualifying activities. Most of the final CRA rule’s requirements will be applicable beginning January 1, 2026, with certain requirements, including the data reporting requirements, applicable as of January 1, 2027. We are currently evaluating the impact of the modified CRA regulations, but do not anticipate any resulting material impact to its operations or compliance objectives.

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

Cybersecurity also remains an area of significant regulatory focus, and state regulators have also been increasingly active in implementing cybersecurity standards and regulations. In November 2021, the Federal Reserve, OCC, and FDIC issued a final rule that, among other things, requires all banking organizations in the United States to notify their primary federal regulators of certain material computer-security incidents as soon as possible and no later than 36 hours after determining that the incident has occurred. The SEC recently issued a Cybersecurity Risk Management, Strategy, Governance, and Incident Disclosure rule, which became effective in December of 2023, and which requires that a registered company file a Form 8-K to disclose the occurrence of a material cybersecurity incident within four business days of determining that such an incident has occurred. The rule also requires that a registered company include certain information regarding its information security program as part of its annual Form 10-K filing, including a discussion of its processes for assessing, identifying, and managing material risks from cybersecurity threats and a description of oversight and management of cybersecurity threats at the board and management levels. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements.

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

Climate-related Developments

Climate change and the risks it may pose to financial institutions is an area of increased focus by the federal and state legislative bodies and regulators, including the federal banking agencies. In the future, new regulations or guidance may be issued, or other regulatory or supervisory actions may be taken, in this area by the federal banking agencies or other regulatory agencies, or new statutory requirements may be adopted. For example, the federal banking agencies have issued principles for climate-related financial risk management, which are designed to support the identification and management of climate-related financial risks at regulated institutions with more than $100 billion in total consolidated assets. Recently, on March 6, 2024, the SEC adopted new rules that require public companies to disclose substantial information about the material impacts of climate-related risks on their business, financial condition, and governance. These new rules require disclosure of a range of climate-related matters, including: (i) any material climate-related risks and their impacts on the registrant’s business strategy, results of operations, and financial condition, as well as on the registrant’s outlook and business model, (b) any activities, plans, or processes to mitigate, adapt to, or manage material climate-related risks, including the use of transition plans, scenario analyses, or internal carbon prices, (c) Any board oversight and management role in assessing and managing material climate-related risks, (d) any targets or goals that have materially affected or are reasonably likely to materially affect the registrant’s business, results of operations, or financial condition, and (e) the financial statement effects of severe weather events and other natural conditions, including costs and losses. Compliance dates will be phased-in among different classes of registrants, with most disclosure and financial statement rules taking effect for smaller reporting companies beginning on fiscal year 2027.

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

There are risks associated with our lending activities and our allowance for credit losses may prove to be insufficient to absorb actual incurred losses in our loan portfolio.

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

We maintain an allowance for credit losses which we believe is appropriate to provide for current expected credit losses inherent in our loan portfolio. The amount of this allowance is determined by our management through a periodic review and consideration of several factors, including, but not limited to:

•	an ongoing review of the quality, size and diversity of the loan portfolio;
•	evaluation of non-performing loans;
•	historical default and loss experience;
•	historical recovery experience;
•	existing economic conditions;
•	reasonable and supportable forecasts that affect the collectability of reported amounts;
•	risk characteristics of the various classifications of loans; and
•	the amount and quality of collateral, including guarantees, securing the loans.

If actual losses on our loans exceed our estimates used to establish our allowance for credit losses, our business, financial condition and profitability may suffer.

The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for credit losses, we review our loans and the loss and delinquency experience, and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance through an increase in the provision for credit losses. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further charge-offs (which will in turn also require an increase in the provision for credit losses if the charge-offs exceed the allowance for credit losses), based on judgments different than that of management. Any increases in the provision for credit losses will result in a decrease in net income and may have a material adverse effect on our financial condition and results of operations.

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

As of December 31, 2023, consumer and commercial real estate loans constituted 90% of our loan portfolio, of which 97% were commercial real estate loans. Our real estate portfolio is subject to certain risks, including (i) downturns in the California economy, (ii) significant interest rate fluctuations, (iii) reduction in real estate values in the California Central Valley, (iv) increased competition in pricing and loan structure, and (v) environmental risks, including natural disasters.  As a result of the high concentration of real estate loans in our loan portfolio, potential difficulties in the real estate markets could cause significant increases in nonperforming loans, which would reduce our profits. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. A decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss.  Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and other natural disasters. Additionally, a decline in real estate values could adversely affect our portfolio of commercial real estate loans and could result in a decline in the origination of such loans.

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

At December 31, 2023, we held bank owned life insurance (“BOLI”) on certain key and former employees and executives and our directors, with a cash surrender value of $31,506,000. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to us if needed for liquidity purposes. We continually monitor the financial strength of the various companies with whom we carry these policies.

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

Climate change manifesting as physical or transition risks could adversely affect our operations, businesses and customers.

There is an increasing concern over the risks of climate change and related environmental sustainability matters. The physical risks of climate change include discrete events, such as flooding and wildfires, and longer term shifts in climate patterns, such as extreme heat, sea level rise, and more frequent and prolonged drought. Such events could disrupt the Company’s operations or those of its clients or third parties on which it relies, including through direct damage to assets and indirect impacts from supply chain disruption and market volatility. Additionally, transitioning to a low carbon economy may entail extensive policy, legal, technology, and market initiatives. Transition risks, including changes in consumer preferences and additional regulatory requirements or taxes, could increase expenses and undermine business strategies. In addition, Company’s reputation and client relationships may be damaged as a result of practices related to climate change, including its involvement, or its clients’ involvement, in certain industries or projects associated with causing or exacerbating climate change, as well as any decisions the Company makes to continue to conduct or change its activities in response to considerations relating to climate change, including the setting of climate-related goals, commitments and targets. As climate risk is interconnected with all key risk types, the Company is advancing its processes to embed climate risk considerations into risk management strategies such as market, credit and operational risks; however, because the timing and severity of climate change may not be predictable, risk management strategies may not be effective in mitigating climate risk exposure.

Technology Risks

Our security measures may not be sufficient to mitigate the risk of a cyber-attack or cyber theft.

Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure collection, processing, storage, and transmission of confidential, personal, and other information using our computer systems and networks and as part of our internet banking activities, as well as the computer systems and networks of third party service providers that support our operations, but which we do not control. Although we take protective measures and endeavor to enhance them as circumstances warrant, the security of our computer systems, software, and networks, as well as those of our computer systems and networks of third party service providers that support our operations, may be vulnerable to security breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber-attacks whose objectives include obtaining unauthorized access confidential and personal information, manipulation or destruction of data, disruption or our services, or theft of money. The rapid evolution and increased adoption of artificial intelligence technologies have also given rise to additional vulnerabilities and potential entry points for cyber threats. If one or more of these events occur, this could jeopardize our or our customers' confidential, personal, and other information collected and processed by, stored in, and transmitted through our computer systems and networks and our third party service providers, or otherwise cause interruptions or malfunctions in our operations or adversely impact our customers or counterparties. These adverse consequences could include causing certain customers to cease doing business with us, impair our ability to attract new customers or expand relationships with existing customers and third parties, making it difficult to service customers and comply with regulatory obligations (including privacy and banking laws), or impair our brand and reputation. We may be required to expend significant additional resources to enhance our protective measures, to investigate any such event, notify individuals, third parties, or regulators, and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.

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

The Company and the Bank are heavily regulated. This regulation is to protect depositors, federal deposit insurance funds and the banking system as a whole, and not stockholders. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose increased capital requirements and restrictions on a bank’s operations, to reclassify assets, to determine the adequacy of a bank’s allowance for credit losses and to set the level of deposit insurance premiums assessed.

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

The Company has a deferred tax asset and cannot assure that it will be fully realized. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities computed using enacted tax rates. If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we are required under generally accepted accounting principles (GAAP) to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we are required to incur a charge to operations. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2023, the Company had a net deferred tax asset of $13.2 million. For additional information, see Note 10 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

The assessment of qualitative factors at the most recent Measurement Date (December 31, 2023), indicated that it was not more likely than not that impairment existed; as a result, no further testing was performed. No assurance can be given that the Company will not record an impairment loss on goodwill in the future and any such impairment loss could have a material adverse effect on our results of operations and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity risk management and strategy

Cybersecurity and risks associated with information security are operational risks included in the Company’s Enterprise Risk Management (“ERM”) Framework. Under the ERM Framework, the Company’s Information Technology department and all employees are the first line of defense (“First Line”). Those in the First Line are each responsible for identifying and managing the information security risk associated with their activities. The Company’s IT Steering Committee is part of the independent risk oversight of information security risk along with the Company’s Compliance and ERM Committees, both of which are management risk oversight committees.

The BOD and IT Steering committee are primarily responsible for monitoring management’s implementation of operations and technology risk controls, including those relating to cyber security and information security. The Company maintains a data protection and information security program designed to ensure adequate governance and oversight is in place while evolving to meet changes in applicable laws and regulations, and best practices. The Company’s information security controls and programs are designed to align with the National Institute of Standards and Technology (“NIST”) standards for cybersecurity and the Federal Financial Institutions Examination Council (“FFIEC”) examination guidelines, along with applicable privacy laws.

Information Security is the responsibility of the officers, employees, and agents of the Company with oversight by the Board of Directors (“BOD”). Our investment in people is critical to maintaining an effective cyber defense, which begins by developing and maintaining a robust Information Security function within the First Line. The Company’s Chief Information Officer (“CIO") has over 25 years of network architecture, information technology and cybersecurity experience. Collectively, the Company’s senior leadership in this area have nearly 80 years of experience. Each Company employee is responsible for an effective cybersecurity defense which is enforced with mandatory interactive cyber awareness training, periodic newsletters, executive security briefs and updates. Additionally, the BOD is informed about cybersecurity and the relevant risks posed to the Company via regular updates from the Company’s CIO. The BOD is regularly informed and actively oversees the data security and privacy program and its policies. The BOD also receives regular education on innovative technology, cybersecurity, information systems/data management, fintech and privacy.

Cybersecurity assessments

The Company engages external third parties to perform assessments on our adherence to the FFIEC’s recommendations on cyber preparedness and NIST Cybersecurity Framework, as well as to review for best practices for the use of cloud services and FedLine requirements. To validate the effectiveness of the Company’s overall information security controls, external third parties also perform full-scope external and internal penetration testing designed to mimic the tactics used by individual hackers or criminal hacking organizations. The Company also engages external third parties to perform ongoing adversarial simulation.

The Company conducts regular internal cybersecurity assessments intended to measure inherent risk and drive the adjustment of our security posture according to the latest threats. These assessments include alignment with the FFIEC’s recommendations on cyber preparedness and GLBA Safeguards Rule to protect user data. The Company performs continuous internal and external vulnerability scanning to measure and react to new vulnerabilities and seeks conformance to industry best practices for both cloud-based and on-premises technology. The Company reviews vendor and partner security practices to ensure they maintain proper information security safeguards.

Cybersecurity operational measures

Led by our CIO, the Company's data protection, information, cyber and technology services team collaborates with subject-matter experts throughout the business to identify, monitor and mitigate material risks, as well as to monitor compliance with the Company’s security polices, applicable laws and regulations. The Company’s security monitoring team manages the security of our systems through the ingestion of multiple external threat feeds and systems logs. Through the collection and integration of security-related IT infrastructure information, external threat intelligence and the expertise of trained security analysts, the Company works to identify and address potential indicators of compromise. Potential security events are identified and addressed through defined IT incident response activities and with support of the Company’s Incident Response Plan. The Incident Response Plan is in place and updated regularly with the intent to reduce impacts to clients and the Company caused by a declared cyber incident, such as an event involving malicious code, unauthorized disclosure, loss of information or unauthorized use of information or systems. The Incident Response Plan organizes resources to manage and resolve events that harm or threaten the security of information assets. The Incident Response Plan includes involvement of the Company’s Executive Leadership Team and BOD based on the severity of a cyber event, including the analysis of reporting requirements. The Incident Response Plan is tested annually and includes technical and executive management in simulated crisis management cybersecurity tabletop exercises.

As of the date of this report, other than the risks discussed in “Risk Factors,” the Company knows of no risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Trading Symbol and Holders of Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “OVLY.” On February 29, 2024, there were approximately 360 shareholders of record of the common stock and 8,359,556 outstanding shares of common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Share Repurchases

The Company has no repurchase plans or programs with respect to its common stock or equity securities in place and therefore there were no repurchased shares during the quarter ended December 31, 2023.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of financial condition as of December 31, 2023 and 2022 and results of operations for each of the years in the two-year period ended December 31, 2022 should be read in conjunction with our consolidated financial statements and related notes thereto, included in this report. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” included in this report.

Introduction

Our continued focus on responsible community banking fundamentals and our strong customer relationships have enabled us to increase our market presence through growth in our loan portfolio, which is primarily funded by steady core deposit growth.

As of December 31, 2023, we had approximately $1.84 billion in total assets, $1.02 billion in total gross loans, and $1.65 billion in total deposits.

We believe the following were key indicators of our performance during 2023:

●	Total assets decreased to $1.84 billion at the end of 2023, a decrease of 6.4%, from $1.97 billion at the end of 2022.

●	Total deposits decreased to $1.65 billion at the end of 2023, a decrease of 9.0%, from $1.81 billion at the end of 2022.

●	Total net loans increased to $1.00 billion at the end of 2023, an increase of 11.0%, from $905 million at the end of 2022.

●

Net interest income increased to $75.8 million in 2023, an increase of $15.7 million or 26.2%, compared to $60.1 million in 2022, mainly as a result of rising interest rates and growth of our loan portfolio.

●

Provisions for credit losses of $970,000 and a reversal of credit loss provisions totaling $1,350,000 were recorded in 2023 and 2022, respectively. The provision in 2023 was mainly due to macro-economic conditions and loan growth.

●	The ratio of total non-performing loans to total loans remained at 0.00% as of December 31, 2023 and 2022.

●

Total noninterest income increased to $6.6 million in 2023, an increase of 19.0%, from $5.6 million in 2022, which is mainly due to positive changes in the fair value of equity securities and increases in service charges on deposit accounts.

●

Total noninterest expense increased from $37.3 million in 2022 to $41.2 million in 2023, primarily due to staffing increases and general operating costs necessary to support the growing loan and deposit portfolios.

●	Provision from income taxes increased by $2.7 million to $9.5 million in 2023, due to higher pre-tax income.

These items, as well as other factors, contributed to the increase in net income for 2023 to $30.8 million from $22.9 million in 2022, which translates into $3.75 per diluted share in 2023 as compared to $2.79 per diluted share in 2022.

Over the past several years, our network of branches and loan production offices have expanded geographically. We currently maintain eighteen full-service offices. We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as our needs and resources permit.

2024 Outlook

As we begin our strategic business plan for 2024, we remained focused on relationship-based expansion throughout our market area. We plan to continue to focus on growth of our loan and deposit portfolios to ease pressure on our net interest margin, while attempting to control expenses and credit losses.

Unfavorable trends in inflation prompted the Federal Reserve Open Market Committee, or FOMC, to increase the target federal funds rate in 2022 and 2023, which resulted yield increases on our earning assets. We expect this positive impact will continue to some degree in 2024 due to continued repricing of existing loans. However, the negative impact of the FOMC rate hikes was increased rates on deposit accounts, which we expect will continue into 2024. Deposit interest rates are determined based on customer demand, market surveys of offerings from competitive institutions, and overall liquidity position.

The Fed Funds rate is forecasted to decrease towards the end of 2024, which could potentially compress net interest income and net interest margin further, given that our balance sheet is slightly asset sensitive to interest rate changes primarily due to the variable rate loans and interest-earning cash balances.

For 2024, management remains focused on the above challenges and opportunities and other factors affecting the business similar to the factors driving the 2023 results as discussed in this section.

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

The assessment of qualitative factors at the most recent Measurement Date (December 31, 2023), indicated that it was not more likely than not that impairment existed; as a result, no further testing was performed.

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

The allowance for credit losses is an estimate dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loans, qualitative factors, the valuation of problem loans and the general economic conditions in our market area. See Note 1 and Note 4 to the consolidated financial statements, and the “Provision for Credit Losses” and “Allowance for Credit Losses” sections of this discussion and analysis for more information on the establishment of the Allowance for Credit Losses and the implementation of the Current Expected Credit Loss (“CECL”) model.

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

We file income tax returns in the U.S. federal jurisdiction, and the State of California. We are no longer subject to examination by taxing authorities for years before 2020 for U.S. federal or for years before 2019 for California.

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

Overview

We recorded net income for the year ended December 31, 2023 of $30,848,000 or $3.75 per diluted share compared to $22,902,000 or $2.79 per diluted share for the year ended December 31, 2022. The increase in net income for the year ended December 31, 2023 was primarily due to an increase of $15,726,000 in net interest income, mainly from the positive impact of FOMC interest rate hikes and the growth of our loan portfolio. Non-interest income increased by $1,060,000 in 2023, mainly as a result of fair value changes on equity securities and increased service charges on deposit accounts. The provision for credit losses increased compared to last year, mainly due to loan growth. Non-interest expense increased by $3,849,000 associated with staffing and general operating overhead increases to support the growth of our loan and deposit portfolios.

Highlights of the financial results are presented in the following table:

	As of and for the years ended December 31,
(Dollars in thousands, except per share data)	2023	2022
For the period:
Net income available to common shareholders	$30,848	$22,902
Net income per common share:
Basic	$3.76	$2.80
Diluted	$3.75	$2.79
Return on average common equity	21.87%	18.21%
Return on average assets	1.64%	1.17%
Common stock dividend payout ratio of earnings during the period	8.53%	10.75%
Efficiency ratio	48.81%	54.29%
At period end:
Book value per common share	$20.03	$15.33
Total assets	$1,842,422	$1,968,346
Total gross loans	$1,016,579	$915,758
Total deposits	$1,650,534	$1,814,297
Net loan-to-deposit ratio	60.85%	49.88%

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

For a detailed analysis of interest income and interest expense, see the “Average Balance Sheets” and the “Rate/Volume Analysis” below.

	Distribution, Yield and Rate Analysis of Net Income
	For the Years Ended December 31,
(Dollars in Thousands)	2023			2022
	Average Balance	Interest Income/ Expense	Avg Rate/ Yield	Average Balance	Interest Income/ Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$949,429	$44,854	4.72%	$888,135	$38,972	4.39%
Securities - tax-exempt (2)	313,559	12,487	3.98%	278,859	10,367	3.72%
Securities - taxable	243,300	10,550	4.34%	194,034	5,935	3.06%
Federal funds sold	27,197	1,414	5.20%	22,164	415	1.87%
Interest-earning deposits	275,160	13,901	5.05%	495,854	7,738	1.56%
Total interest-earning assets	1,808,645	83,206	4.60%	1,879,046	63,427	3.38%
Total noninterest earning assets	70,820			83,576
Total Assets	$1,879,465			$1,962,622
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Demand	493,164	1,358	0.28%	481,515	452	0.09%
Money market	374,828	2,711	0.72%	417,896	481	0.12%
Savings	147,180	197	0.13%	167,582	82	0.05%
Time deposits $250,000 and under	24,172	375	1.55%	23,365	58	0.25%
Time deposits over $250,000	16,443	222	1.35%	17,339	46	0.27%
Borrowed funds	20	1	5.00%	0	0	0.00%
Total interest-bearing liabilities	1,055,807	4,864	0.46%	1,107,697	1,119	0.10%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	653,034			709,150
Other liabilities	29,585			20,004
Total noninterest-bearing liabilities	682,619			729,154
Shareholders' equity	141,039			125,771
Total liabilities and shareholders' equity	$1,879,465			$1,962,622
Net interest income		$78,342			$62,308
Net interest spread (3)			4.14%			3.27%
Net interest margin (4)			4.33%			3.32%

(1)	Loan fees have been included in the calculation of interest income.
(2)	Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents (FTE), based on a federal marginal tax rate of 21.0%.
(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(4)	Represents net interest income as a percentage of average interest-earning assets.

Net interest income, on a fully tax equivalent basis (“FTE”), increased $16,034,000 or 25.7% to $78,342,000 for the year ended December 31, 2023, compared to $62,308,000 in 2022. Net interest spread and net interest margin were 4.14% and 4.33%, respectively, for the year ended December 31, 2023, compared to 3.27% and 3.32%, respectively, for the year ended December 31, 2022. This upward trend is mainly due to the FOMC rate hikes that begin in March 2022, resulting in an increase in earning asset yields, as described below.

Our earning asset yield increased 122 basis points in 2023 compared to 2022. The FOMC increased the federal funds target rate from a range of 0% to 0.25% at the beginning of 2022, to 4.25% to 4.50% by the end of the year. The FOMC approved additional rate hikes in 2023 to a range of 5.25% to 5.50%. All earning asset yields benefited from these increases, especially our interest-bearing cash accounts that receive the full impact of those increases. These cash balances averaged $302 million in 2023, representing over 16% of total average assets. The yield on loans recognized an increase of 33 basis points for 2023 as compared to 2022, due to the upward repricing of variable rate loans and higher rate indexes on new loans. Growth in average gross loans of $61 million, also contributed to net interest margin expansion.

The cost of funds on interest-bearing liabilities increased to 0.46% in 2023 compared to 0.10% in 2022 as a result of the FOMC rate hikes, competitive pressure and customer demand for higher rates. The decrease in deposit balances in 2023 also contributed to the rise in deposit rates, as management utilized promotional rates in order to match competition as a means to retain deposit relationships.

The net interest margin expansion the Company recognized in 2023, is due to the factors discussed above but could reverse and result in interest margin compression if rate indexes on assets were to fall, and/or: 1) deposit interest rates continue to increase due to customer demand, or competitive pressure from peer banks, 2) competition in the lending market restrict significant increases in new loan rates, and 3) deposit growth out-paces loan growth as recognized in recent years, resulting in higher interest-bearing cash balances, which would offer lower yields than loans and investments depending if the FOMC were to cut the Federal Funds rate.

Changes in volume resulted in an increase in net interest income (on a FTE basis) of $2,186,000 for the year of 2023 compared to the year 2022, and changes in interest rates and the mix resulted in an increase in net interest income (on a FTE basis) of $13,848,000 for the year 2023 versus the year 2022. Management closely monitors both total net interest income and the net interest margin.

Market rates are in part based on the FOMC target Federal funds interest rate (the interest rate banks charge each other for short-term borrowings).  The change in the Federal funds sold rates is the result of target rate changes implemented by the FOMC.   In 2020, the FOMC decreased the Federal funds rate by 0.50% and 1.00% on two occasions in March resulting in a range of 0.00% to 0.25% as of December 31, 2020 and 2021. In 2022, the FOMC raised the federal funds rate seven times by an aggregate of 4.00%. In 2023, the FOMC raised the Federal funds rate four times by 0.25% resulting in a range of 5.25% to 5.50%. If FOMC were to cut rates in 2024 or thereafter, we expect this would have a negative impact on our net interest income, due to repricing of interest-bearing cash balances, existing loans and investment securities.

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

	Rate/Volume Analysis of Net Interest Income

	For the Year Ended December 31,			For the Year Ended December 31,
(Dollars in Thousands)	2023 vs. 2022			2022 vs. 2021
	Increases (Decreases)			Increases (Decreases)
	Due to Change In			Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Net loans (1)	$2,690	$3,192	$5,882	$(2,616)	$(2,264)	$(4,880)
Securities - tax exempt	1,290	830	2,120	5,135	630	5,765
Securities - taxable	1,507	3,108	4,615	1,839	2,343	4,182
Federal funds sold	94	905	999	(12)	391	379
Interest-earning deposits	(3,444)	9,607	6,163	80	7,057	7,137
Total interest income	2,137	17,642	19,779	4,426	8,157	12,583
Interest expense:
Interest-Earning DDA	$11	$895	$906	$110	$(69)	$41
Money market deposits	(50)	2,280	2,230	63	41	104
Savings deposits	(10)	125	115	13	0	13
Time deposits $250,000 and under	2	315	317	4	(7)	(3)
Time deposits over $250,000	(2)	178	176	1	(8)	(7)
Borrowed funds	0	1	1	0	0	0
Total interest expense	(49)	3,794	3,745	191	(43)	148
Change in net interest income	$2,186	$13,848	$16,034	$4,235	$8,200	$12,435

(1)	Loan fees have been included in the calculation of interest income.

Provision for credit losses

Credit risk is inherent in the business of making loans. The Company establishes an allowance for credit losses through charges to earnings, which are shown in the consolidated statements of income as the provision for credit losses. Specifically identifiable and quantifiable losses are promptly charged off against the allowance. The Company maintains the allowance for credit losses at a level that it considers to be adequate to provide for credit losses inherent in its loan portfolio. Management determines the level of the allowance by performing a quarterly analysis that considers concentrations of credit, past loss experience, current economic conditions, the amount and composition of the loan portfolio (including nonperforming and potential problem loans), estimated fair value of underlying collateral, and other information relevant to assessing the risk of loss inherent in the loan portfolio such as loan growth, net charge-offs, changes in the composition of the loan portfolio, and delinquencies. As a result of management’s analysis, a range of the potential amount of the allowance for credit losses is determined.

The Company recorded provision for credit loss of $970,000 and a reversal totaling $1,350,000 during the years ended December 31, 2023 and 2022, respectively. The 2023 provision was mainly due to loan growth and was based on macro-economic conditions among other factors as determined by our internal credit risk model. Included in 2022, was the reversal of approximately $1,100,000 for the qualitative adjustment corresponding to the COVID-19 pandemic, which was initially recorded during the second quarter of 2020 and totaled $1,620,000 at that time. The Company did not have any nonperforming loans as of December 31, 2023 and 2022. The allowance for credit losses was $10,896,000 and $9,468,000 as of December 31, 2023 and 2022, or 1.07% and 1.03%, respectively, of total loans. The increase as a percentage of total loans is due to the previously mentioned loan growth and macro-economic conditions. The strong credit quality has resulted in net loan recoveries of $112,000 and $80,000 in 2023 and 2022, respectively.

The Company will continue to monitor the adequacy of the allowance for credit losses and make additions to the allowance in accordance with the analysis referred to above. Because of uncertainties inherent in estimating the appropriate level of the allowance for credit losses, actual results may differ from management’s estimate of credit losses and the related allowance.

Noninterest Income

The following table sets forth a summary of noninterest income for the periods indicated:

(in thousands)	For the Year Ended December 31,
	2023		2022		Year-Over-Year
	Amount	%	Amount	%	$ Change	% Change
Service charges on deposits	$1,813	27.3%	$1,596	28.6%	$217	13.6%
Debit card transaction fee income	1,773	26.7%	1,734	31.1%	39	2.2%
Earnings on cash surrender value of life insurance	788	11.9%	749	13.4%	39	5.2%
Mortgage commissions	20	0.3%	73	1.3%	(53)	-72.6%
Gain on sales and calls of available-for-sale securities	156	2.4%	0	0.0%	156	0.0%
Other income	2,081	31.4%	1,419	25.6%	662	46.7%
Total non-interest income	$6,631	100.0%	$5,571	100.0%	$1,060	19.0%

Average assets	$1,879,465		1,962,622
Noninterest expenses as a % of average assets		0.4%		0.3%

Noninterest income was $6,631,000 for the year ended December 31, 2023, compared to $5,571,000 for the year 2022. Service charge income increased to $1,813,000 in 2023 compared to $1,596,000 for 2022, due to an increase in overdraft fees and the number of checking accounts. Debit card transaction fee income increased to $1,773,000 in 2023 as compared to $1,734,000 in 2022, as a result of the increase in the aggregate number of transaction deposit accounts and corresponding service fee income. Earnings on the cash surrender value of life insurance recognized an increase of $39,000 in 2023 compared to 2022, due to higher yields earned on certain life insurance policies. Mortgage commissions have decreased by $53,000 for the year 2023, as compared to 2022, as a result of the decreased demand for home purchases and refinancing. In 2023, other income increased by $662,000, which includes a $511,000 positive change in the fair value of equity securities, and an increase of $156,000 from gains on called and sold securities, as compared to 2022. The Company continues to evaluate its deposit product offerings with the intention of continuing to expand its offerings to the consumer and business depositors.

Noninterest Expense

The following table sets forth a summary of noninterest expenses for the periods indicated:

(in thousands)	For the Year Ended December 31,
	2023		2022		Year-Over-Year
	Amount	%	Amount	%	$ Change	% Change
Salaries and employee benefits	$26,109	63.4%	$23,045	61.8%	$3,064	13.3%
Occupancy expenses	4,541	11.0%	4,151	11.1%	390	9.4%
Data processing fees	2,729	6.6%	2,343	6.3%	386	16.5%
Regulatory assessments (FDIC & DFPI)	1,020	2.5%	927	2.5%	93	10.0%
Other operating expenses	6,758	16.5%	6,842	18.3%	(84)	-1.2%
Total non-interest expense	$41,157	100.0%	$37,308	100.0%	$3,849	10.3%

Average assets	$1,879,465		$1,962,622
Noninterest expenses as a % of average assets		2.2%		1.9%

Noninterest expense was $41,157,000 for the year ended December 31, 2023, an increase of $3,849,000 or 10.3% compared to $37,308,000 for the year ended 2022. Salaries and employee benefits increased by $3,064,000 in 2023, due to expansion of our staff to support loan and deposit growth, including the staff at our new Roseville branch that opened in December 2022.

Occupancy expense realized an increase of $390,000 in 2023 compared to the prior year, primarily from rent, utilities and facility maintenance increases on certain branch locations, including the overhead expenses related to our new Roseville branch that opened in December 2022.

Data processing costs increased in 2023 over 2022 by $386,000, primarily due to servicing costs on the growing number of loan and deposit accounts, as well as upgrades to our online banking platform.

Federal Deposit Insurance Corporation (“FDIC”) and California Department of Financial Protection and Innovation (“DFPI”) regulatory assessments increased by $93,000 in 2023 over 2022, mainly due to the FDIC increasing the base rate to 0.05%, on an annual basis, for all member banks in order to build up the Deposit Insurance Fund. The FDIC adopted a final rule in June 2022, applicable to all insured depository institutions, to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. The final rule became effective as of January 1, 2023, with an invoice payment date of June 30, 2023. The FDIC said that the increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio of the Deposit Insurance fund reaches the statutory minimum of 1.35 percent by the statutory deadline of September 30, 2028. The final assessment rate for financial institutions is determined by making adjustments to the base rate for various credit quality factors and other risk metrics of the institution as defined by the FDIC. The Company’s risk profile and the related assessment rate remains at a relatively low level due to our strong credit quality, earnings and risk-based capital ratios. Management recognizes that assessments could increase further depending on deposit growth throughout the remainder of 2024, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis, and based on FDIC’s discretion to increase the base assessment rate as needed to replenish the Deposit Insurance Fund. Moreover, the FDIC retains the authority and discretion to increase base assessment rates for banking entities in the future, as circumstances warrant.

Other operating expenses decreased by $84,000 in 2023 as compared to 2022, due to the reversal of $484,000 in undisbursed loan commitment loss provisions as dictated by the calculation within our CECL internal loan-risk model, which was partially offset by various general operating expense increases required to support our growing business portfolios and compliance mandates. Some of these included audit expenses, software license fees and ATM processing expenses.

Management anticipates that noninterest expense should continue to increase as we continue to grow, and management believes the Company’s administration as currently set up is scalable to handle future deposit growth.  However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Provision for Income Taxes

We reported a provision for income taxes of $9,458,000 and $6,787,000 for the years 2023 and 2022, respectively. The effective income tax rate on income from continuing operations was 23.5% for the year ended December 31, 2023, compared to 22.9% for the year 2022. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans). The disparity between the effective tax rates for 2023 as compared to 2022 is primarily due to tax credits from low-income housing projects as well as tax-free income on municipal securities and loans that comprised a larger proportion of pre-tax income in 2022 as compared to 2023.

Financial Condition

The Company’s total assets were $1,842,422,000 at December 31, 2023 compared to $1,968,346,000 at December 31, 2022, a decrease of $125,924,000 or 6.4%. Net loans increased by $99,242,000, investments decreased $9,218,000, bank premises and equipment increased $565,000, interest receivable and other assets decreased $4,651,000 while cash and cash equivalents decreased $213,065,000 for the year ended December 31, 2023 as compared to December 31, 2022.

Loans gross of the allowance for credit losses and deferred fees were $1,016,579,000 as of December 31, 2023, compared to $915,758,000 as of December 31, 2022, an increase of $100,821,000 or 11.0%. The increase was due to an increase of $101,126,000 or 12.8% in commercial real estate loans, a decrease of $1,904,000 or 5.7% in consumer loans, an increase of $4,745,000 or 22.4% in agriculture loans, and a decrease of $3,146,000 or 4.6% in commercial and industrial loans. The composition remained relatively unchanged as a percentage of total loans, with commercial real estate comprising 88% and 85% of the loan portfolio at December 31, 2023 and 2022, respectively.

Deposits decreased $163,763,000 or 9.0% to $1,650,534,000 as of December 31, 2023 compared to $1,814,297,000 at December 31, 2022. Demand, Money Market, and Savings decreased by $102,491,000, $42,411,000 and $34,198,000, respectively, while Time Deposits increased by $15,337,000, as of December 31, 2023 as compared to December 31, 2022.

There were no short-term borrowing or long-term debt outstanding balances at December 31, 2023 and 2022. The Company uses short-term borrowings, primarily short-term FHLB advances, to fund short-term liquidity needs, if needed, and manage net interest margin.

Equity increased $39,466,000 or 31.2% to $166,092,000 as of December 31, 2023, compared to $126,626,000 at December 31, 2022. Equity increased due to earnings and the positive impact interest rates had on our unrealized loss on available-for-sale investment securities.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of December 31, 2023, and 2022, we had $36,500,000 and $13,830,000, respectively, in federal funds sold.

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

The fair value of the equity security was $3,132,000 and $2,990,000 at December 31, 2023 and December 31, 2022, respectively. Consistent with ASU 2016-01, equity securities are carried at fair value with the changes in fair value recognized in the consolidated statement of income. Accordingly, the Company recognized an unrealized gain of $41,000 during the year ended December 31, 2023, and an unrealized loss of $475,000 during the year ended December 31, 2022.

Our available-for-sale investment securities holdings decreased by $9,360,000 or 1.8% to $518,078,000 at December 31, 2023, compared to holdings of $527,438,000 at December 31, 2022. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income.

Total investment securities as a percentage of total assets increased to 28.3% as of December 31, 2023 compared to 26.9% at December 31, 2022. As of December 31, 2023, $288,199,000 of the investment securities were pledged to secure public deposits.

As of December 31, 2023, the total unrealized loss on debt securities that were in a loss position for less than 12 continuous months was $465,000 with an aggregate fair value of $52,079,000.  The total unrealized loss on debt securities that were in a loss position for greater than 12 continuous months was $29,679,000 with an aggregate fair value of $336,756,000.

The following table summarizes the maturity and repricing schedule of our debt investment securities, which does not include equity securities, at their amortized cost and their weighted average yields at December 31, 2023:

Debt Investment Maturities and Repricing Schedule

			After One But		After Five But
(Dollars in Thousands)	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale:
U.S. agencies	$50,000	1.01%	$1,110	1.00%	$2,657	5.52%	$30,911	3.48%	$84,678	2.05%
Collateralized mortgage obligations	0	0.00%	0	0.00%	0	0.00%	9,108	4.60%	9,108	4.60%
Municipalities	10,428	3.88%	137,298	4.30%	196,559	3.03%	1,696	3.89%	345,981	3.56%
SBA pools	0	0.00%	170	0.05%	912	7.45%	312	7.95%	1,394	6.66%
Corporate debt	41,000	2.64%	6,500	5.52%	0	0.00%	0	0.00%	47,500	3.03%
Asset backed securities	0	0.00%	836	5.90%	19,676	7.45%	36,101	6.35%	56,613	6.73%
Total debt securities	$101,428	1.96%	$145,914	4.33%	$219,804	3.47%	$78,128	4.96%	$545,274	3.64%

Yields in the above table have been adjusted to a fully tax equivalent basis. The yields are calculated using a weighted average method based on the investment security balances as of December 31, 2023. Securities are reported at the earliest possible call, repricing or maturity date.

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

The following table summarizes our commercial real estate loan portfolio by the geographic location in which the property is located as of December 31, 2023 and 2022:

(Dollars in Thousands)	December 31, 2023		December 31, 2022
Commercial real estate loans by geographic location (County)	Amount	% of Commercial Real Estate Loans	Amount	% of Commercial Real Estate Loans
Stanislaus	$209,505	23.4%	$202,239	25.5%
San Joaquin	180,408	20.2%	177,455	22.4%
Sacramento	107,270	12.0%	83,116	10.5%
Fresno	64,578	7.2%	54,747	6.9%
Tuolumne	32,950	3.7%	33,563	4.2%
Shasta	27,979	3.1%	19,547	2.5%
Merced	26,620	3.0%	29,211	3.7%
Marin	20,703	2.3%	11,175	1.4%
Yolo	19,091	2.1%	11,911	1.5%
Solano	17,942	2.0%	12,217	1.5%
Sonoma	14,102	1.6%	12,792	1.6%
Contra Costa	13,941	1.6%	12,044	1.5%
Alameda	13,675	1.5%	13,307	1.7%
Sutter	12,758	1.4%	8,537	1.1%
Placer	11,804	1.3%	9,979	1.3%
Tulare	10,037	1.1%	3,394	0.4%
San Diego	9,180	1.0%	9,905	1.3%
Santa Clara	8,833	1.0%	5,642	0.7%
Other	92,376	10.5%	81,845	10.3%
Total	$893,752	100.0%	$792,626	100.0%

Construction and land loans are classified as commercial real estate loans and increased $18.6 million in 2023 as compared to 2022.  The table below shows an analysis of construction and land loans by type and location. Non-owner-occupied land loans of $12.5 million as of December 31, 2023 included loans for lands specified for commercial development of $10.7 million and for residential development of $1.8 million, the majority of which are located in Stanislaus County.

Construction and Land Loans Outstanding by Type and Geographic Location

(Dollars in Thousands)	December 31, 2023		December 31, 2022
Construction and land loans by type	Amount	% of Construction and Land Loans	Amount	% of Construction and Land Loans
Single family non-owner-occupied	$2,707	3.8%	$1,679	3.8%
Single family owner-occupied	533	0.8%	275	0.6%
Commercial non-owner-occupied	40,092	56.4%	21,984	49.5%
Commercial owner-occupied	7,181	8.8%	7,946	17.9%
Land non-owner-occupied	12,547	30.2%	12,539	28.2%
Total	$63,060	100.0%	$44,423	100.0%

Construction and land loans by geographic location (County)	Amount	% of Construction and Land Loans	Amount	% of Construction and Land Loans
Stanislaus	$10,665	16.9%	$4,818	10.8%
San Joaquin	9,621	15.3%	11,771	26.5%
Fresno	7,804	12.4%	7,215	16.2%
Shasta	7,606	12.1%	4,854	10.9%
Yolo	6,860	10.9%	1,306	2.9%
Tulare	6,125	9.7%	962	2.2%
Solano	4,109	6.5%	49	0.1%
Placer	2,360	3.7%	1,860	4.2%
Sacramento	2,028	3.2%	3,929	8.8%
Merced	1,626	2.6%	4,474	10.1%
Mono	1,469	2.3%	762	1.7%
Other	2,787	4.4%	2,423	5.6%
Total	$63,060	100.0%	$44,423	100.0%

Loan Maturities

The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio, as of December 31, 2023. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The large majority of the variable rate loans are tied to independent indices (such as the Wall Street Journal prime rate or a Treasury Constant Maturity Rate). Substantially all loans with an original term of more than five years have provisions for the fixed rates to reset, or convert to a variable rate, after one, three or five years and are therefore classified as a variable rate loan in the table below.

	Loan Maturities and Repricing Schedule at December 31, 2023
(in thousands)	Within 1 Year	After 1 But Within 5 Years	After 5 But Within 15 Years	After 15 Years	Total

Commercial real estate
Construction & land	$36,579	$15,631	$10,850	$0	63,060
Multi-family	6,798	28,237	19,010	0	54,045
Owner occupied	13,475	71,578	124,644	710	210,407
Non-owner occupied	54,270	202,019	213,763	0	470,052
Farmland	7,713	24,473	63,583	419	96,188
Commercial & industrial	29,347	25,065	10,802	4	65,218
Consumer	10,557	14,516	6,035	579	31,687
Agriculture	19,939	4,434	1,549	0	25,922
Deferred loan fees and costs, net	(266)	(544)	(585)	(11)	(1,406)
Total loans, net of unearned income	$178,412	$385,409	$449,651	$1,701	$1,015,173

Loans with variable (floating) interest rates	$122,851	$258,887	94,939	$527	$477,204
Loans with predetermined (fixed) interest rates	$55,561	$126,522	354,712	$1,174	$537,969

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

Loans are generally placed on non-accrual status when they become 90 days past due, unless management believes the loan is adequately collateralized and in the process of collection. The past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower has experienced some changes in financial status, causing an inability to meet the original repayment terms, and where we believe the borrower will eventually overcome those circumstances and repay the loan in full. OREO consists of properties acquired by foreclosure or similar means and which management intends to offer for sale. The Company did not have any nonperforming loans as of December 31, 2023 and 2022.

The Company held no OREO properties as of December 31, 2023 and 2022. Accordingly, the Company had zero non-performing assets recorded on the balance sheet as of December 31, 2023 and 2022.

Allowance for credit losses

In anticipation of credit risk inherent in our lending business, we set aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. The charges made for the outstanding loan portfolio are credited to the allowance for credit losses, whereas charges for off-balance sheet items are credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities. The provision for credit losses is discussed in the section entitled “Provision for credit losses” above.

The balance of our allowance for credit losses is management's best estimate of the current expected credit losses inherent in the portfolio. The ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including the real estate market, changes in interest rate and economic and political environments.

In 2020, the economy briefly slipped into a recession following the COVID-19 pandemic which inevitability impacted the financial condition of certain borrowers. We responded by making qualitative risk-based discretionary adjustments in connection with the COVID-19 pandemic and corresponding economic stress. In 2022, the financial stress subsided and credit quality improved allowing the Company to reverse $1,350,000 in loan loss provisions, which included the remaining COVID-19 discretionary adjustment of $1,100,000. The allowance for credit losses increased to $10,896,000 as of December 31, 2023, as compared with $9,468,000 at December 31, 2022. The allowance for credit losses as a percentage of total loans increased to 1.07% as of December 31, 2023, as compared to 1.03% as of December 31, 2022, mainly due to loan growth. Based on the current conditions of the loan portfolio, management believes that the $10,896,000 allowance for credit losses at December 31, 2023 is adequate to absorb losses inherent in our loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

Diversification, low loan-to-values, strong credit quality and enhanced credit monitoring contribute to a reduction in the portfolio’s overall risk in recent years and help to offset the various inherent credit risks. We continue to monitor the impact of the economic environment, and adjustments to the provision for credit loss will be made accordingly. During 2023, the Company recognized net loan recoveries of $112,000 as compared to $80,000 in 2022.

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

As required by ASU 2016-13, on January 1, 2023 the Company implemented CECL and increased our ACL, previously the allowance for loan losses, with a $346,000 cumulative adjustment. Under ASU 2016-13, the allowance for credit losses is deducted from the amortized cost basis to present the net amount expected to be collected on the loans. The measurement of expected credit losses is based on relevant information, which includes experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount over the remaining contractual life. The Company’s ACL is calculated monthly, with any difference in the calculated ACL and the recorded ACL trued-up through an entry to the provision for credit losses. Management calculates the quantitative portion of collectively evaluated reserves for all loan categories, using a discounted cash flow (“DCF”) methodology. For purposes of estimating the Company’s ACL, management generally evaluates collectively evaluated loans by federal call code in order to group loans with similar risk characteristics together, however management has grouped loans in selected call codes together in determining portfolio segments, due to similar risk characteristics and reserve methodologies used for certain call code classifications.

The DCF quantitative reserve methodology incorporates the consideration of probability of default (“PD”) and loss given default (“LGD”) estimates to calculate expected lifetime losses. The PD estimates are derived using reasonable and supportable economic forecasts and historical loss rate data from both the bank and a selected peer group. The historical loss rate data is compared to identified benchmark economic indicators to create a regression model that is updated annually. Reasonable and supportable forecasts for the identified economic indicators are then incorporated to arrive at expected default rates for the various loan categories. The reasonable and supportable forecasts are based on the National Unemployment Rate and Real Gross Domestic Product. The expected default rates are then applied to expected monthly loan balances estimated through the consideration of contractual terms and expected prepayments. The Company utilizes a four-quarter forecast period, after which the expected default rates revert to the historical average, over a four-quarter reversion period, on a straight-line basis. The prepayment assumptions are estimated based on historical experience of the bank. The prepayment assumptions are updated quarterly and may be subject to additional updates by Management in the event that changing conditions impact Management’s estimate. LGD utilized in the DCF is derived from the application of models that correlate LGD and PD based on historical peer data.

Management recognizes that there are additional factors impacting risk of loss in the loan portfolio beyond what is captured in the quantitative portion of collectively evaluated reserves. As current and expected conditions, may vary compared with conditions over historical periods, which are utilized in the calculation of quantitative reserves, management considers whether additional or reduced reserve levels on collectively evaluated loans may be warranted given the consideration of a variety of qualitative factors. Several of the following qualitative factors (“Q-factors”) considered by management reflect regulatory guidance on Q-factors, whereas several others represent factors unique to the Company or unique to the current time period.

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

The qualitative portion of the Company’s reserves on collectively evaluated loans are calculated using a combination of numeric frameworks, matrices defining reserve rate based on specified metrics, and management judgement, to determine risk categorizations in each of the Q-factors presented above. The amount of qualitative reserves is also contingent upon the relative weighting of Q-factors according to management’s judgement.

Loans identified as losses by management and internal loan review are charged-off. Furthermore, consumer loan accounts are charged-off automatically based on regulatory requirements.

The table below summarizes, for the periods indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for credit losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for credit losses:

Allowance for Credit Losses

	December 31,	December 31,
(Dollars in thousands)	2023	2022
Balances:
Average total loans outstanding during period	$949,429	$888,135
Total loans outstanding at end of period	$1,016,579	$915,758
Net loan recoveries	$112	$80
Provision for (Reversal of) credit losses	$970	$(1,350)
Allowance for credit losses at end of period	$10,896	$9,468

Ratios:
Net loan recoveries to average total loans	0.01%	0.01%
Allowance for credit losses to total loans at end of period	1.07%	1.03%
Nonperforming loans as a percentage of total loans	0.00%	0.00%
Allowance for credit losses as a percentage of nonperforming loans	NA	NA

The table below summarizes the allowance for credit loss balance by type of loan balance at the end of each period (See “Loan Portfolio” above for a description of each type of loan balance):

Allocation of the Allowance for Credit Losses

(Dollars in thousands)	December 31, 2023		December 31, 2022
	Amount	% of Allowance for Loan Losses	Amount	% of Allowance for Loan Losses
Applicable to:
Commercial real estate
Construction & land	$1,227	11.3%	$1,055	11.1%
Multi-family	667	6.1%	479	5.1%
Owner occupied	1,805	16.6%	1,798	19.0%
Non-owner occupied	4,805	44.0%	4,211	44.4%
Farmland	1,468	13.5%	830	8.8%
Commercial and Industrial	650	6.0%	612	6.5%
Consumer	227	2.1%	311	3.3%
Agriculture	47	0.4%	172	1.8%
Total Allowance	$10,896	100.0%	$9,468	100.0%

Other Earning Assets

For various business purposes, we make investments in earning assets other than the interest-earning securities and loans discussed above. The primary other earning assets held by the Company as of December 31, 2023 and 2022, includes the cash surrender value of the BOLI policies, Federal Home Loan Bank stock and Federal Reserve Bank stock. During 2023, we purchased one new life insurance policy on a director for a total investment of $500,000.

During 2018 and 2022, we committed to invest $5 million and $10.5 million, respectively, in low-income housing tax credit funds (“LIHTC”) to promote our participation in CRA activities, which had unfunded commitments of $9,782,000 and $10,154,000 as of December 31, 2023 and 2022, respectively. For LIHTC investments, we receive the return in the form of tax credits and tax deductions over a period of approximately 15 years.

In 2017, we made a $1 million commitment as a limited partner, to a small business private equity partnership to promote our participation in CRA activities. The value is recorded at fair market value with market gains or losses recorded to other income in the consolidate financial statements. As of December 31, 2023, we have remaining commitments to fund an additional $200,000 on this investment.

The balances of other earning assets as of December 31, 2023 and December 31, 2022 were as follows:

(Dollars in Thousands)	December 31, 2023	December 31, 2022

BOLI	$31,506	$30,218
LIHTCs	$12,655	$13,627
Small business private equity partnership	$1,029	$955
Federal Reserve Bank Stock	$755	$755
Federal Home Loan Bank Stock	$5,202	$4,482

Deposits and Other Sources of Funds

Deposits

Total deposits at December 31, 2023 and 2022 were $1,650,534 and $1,814,297,000, respectively, representing a decrease of $163,763,000 or 9.0% in 2023. The average deposits for the year ended December 31, 2023 decreased $108,026,000 or 5.9% to $1,708,821,000 compared to $1,816,847,000 at December 31, 2022. Deposit data analysis has resulted in an estimate of $768,103,000 in uninsured deposits, representing the balance that is not covered by FDIC insurance limits as of December 31, 2023.

Deposits are the Company’s primary source of funds. Due to strategic emphasis by management, core deposits (based on a definition provided by FDIC’s Uniform Bank Performance Report) decreased by $168,025,000 or 9.4% in 2023 to $1,622,136,000 at December 31, 2023. The percentage of core deposits to total deposits decreased slightly to 98.3% at December 31, 2023 as compared to 98.7% at December 31, 2022. The average rate paid on time deposits in denominations of over $250,000 was 1.35% and 0.27% for the years ended December 31, 2023 and 2022, respectively. The composition and cost of the Company's deposit base are important components in analyzing the Company's net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein. See “Net Interest Income and Net Interest Margin” for further discussion.

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

The following tables summarize the distribution of average daily deposits and the average daily rates paid for the periods indicated:

Distribution of Average Daily Deposits

	Average Deposits
	2023		2022
	Average	Average	Average	Average
(Dollars in Thousands)	Balance	Rate	Balance	Rate

Demand	$1,146,198	0.12%	$1,190,665	0.04%
Money market	374,828	0.72%	417,896	0.12%
Savings	147,181	0.13%	167,582	0.05%
Time deposits $250,000 and under	24,172	1.55%	23,365	0.25%
Time deposits over $250,000	16,443	1.35%	17,339	0.27%
Total deposits	$1,708,822	0.28%	$1,816,847	0.06%

The scheduled maturities of our time deposits in denominations of more than $250,000 at December 31, 2023 are as follows:

Maturities of Time Deposits over $250,000

(Dollars in Thousands)

Three months or less	$5,443
Over three months through six months	3,835
Over six months through twelve months	10,450
Over twelve months	2,395
Total	$22,123

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Five of our clients carry deposit balances of more than 1% of our total deposits, one of which had a deposit balance of more than 3% of total deposits at December 31, 2023. The Company had no brokered deposits as of December 31, 2023 and 2022.

FHLB Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the FHLB as an alternative to retail deposit funds. We had no outstanding balances as of December 31, 2023 and 2022. The average balance of FHLB advances outstanding in 2023 and 2022 was $0. See “Liquidity Management” below for the details on the FHLB borrowings program.

Deferred Compensation Obligations

We maintain a nonqualified, unfunded deferred compensation plan for certain key management personnel.  Under this plan, participating employees may defer compensation, which will entitle them to receive certain payments upon retirement, death, or disability.  The plan provides for payments commencing upon retirement and reduced benefits upon early retirement, disability, or termination of employment. As of December 31, 2023 and 2022, our aggregate payment obligations under this plan totaled $11.4 million and $11.3 million, respectively

Liquidity and Asset/Liability Management

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

Since our deposit growth strategy emphasizes core deposit growth, we have avoided relying on brokered deposits as a consistent source of funds. The Company had no brokered deposits as of December 31, 2023 and 2022.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio and stock issued by the FHLB. The FHLB determines limitations on the amounts of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of December 31, 2023 and 2022, the Company had no FHLB advances outstanding and had sufficient collateral to borrow an additional $333.1 million and $322.4 million, respectively. In addition, the Company had lines of credit with its correspondent banks to purchase overnight federal funds totaling $70 million at December 31, 2023 and 2022. No advances were made on these lines of credit as of December 31, 2023 and 2022.

The Company’s liquidity depends primarily on dividends paid to it as the sole shareholder of the Bank. The Bank’s ability to pay dividends to the Company may depend on whether the Bank will be in a position to pay dividends based on regulatory requirements and the performance of the Bank.

Maintenance of adequate liquidity requires that sufficient resources be available at all time to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, loans and securities available for sale. Our liquid assets at December 31, 2023 and 2022 totaled approximately $489.0 million and $754.9 million, respectively. Our liquidity level measured as the percentage of liquid assets to total assets was 26.5% and 38.4% as of December 31, 2023, and 2022, respectively.

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

The following tables summarizes short- and long-term material cash requirements as of December 31, 2023, which we believe that we will be able to fund these obligations through cash generated from our operations and available alternative sources of funds (dollars in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations	$1,400	$2,279	$1,692	$2,892	$8,263
Supplemental retirement plans	62	220	502	10,665	11,449
Time deposit maturities	49,275	5,967	279	0	55,521
Total	$50,737	$8,466	$2,473	$13,557	$75,233

Capital Resources and Capital Adequacy Requirements

In the past two years, our primary source of capital has been internally generated operating income through retained earnings. At December 31, 2023, total shareholders’ equity increased to $166.1 million, representing an increase of $39.5 million from December 31, 2022. The increase was due to net income of $30.8 million recorded to retained earnings and other comprehensive gains of $11.6 million, net of income taxes, due to the positive effect that treasury yields had on the unrealized market value adjustment of our available-for-sale investment portfolio during 2023. Also, retained earnings was reduced by the common stock dividend payments totaling $2.6 million during 2023. As of December 31, 2023, we had no material commitments for capital expenditures.

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

As of December 31, 2023, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action. For more information on our capital resources and capital adequacy requirements, see Note 19 to the Consolidated Financial Statements in Item 8 of this report.

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

Interest Rate Management

Market risk is the risk of a loss in earnings or economic value that arises from adverse changes or movements in market rates and prices, such as interest rates or credit spreads. The Company's market risk exposure is primarily that of interest rate risk inherent in its lending, investing, and deposit taking activities. The core banking activities of lending and deposit-taking expose the Company to interest rate risk, which occurs when assets and liabilities re-price at different times and by different amounts as interest rates change. The Company has established policies and procedures to monitor and limit earnings and balance sheet exposure to changes in interest rates. The Company does not engage in the trading of financial instruments, nor does the Company have exposure to currency exchange rates.

The principal objective of interest rate risk management (often referred to as "asset/liability management") is to manage the financial components of the Company in a manner that should optimize the risk/reward equation for earnings and capital in relation to changing interest rates. The Company's exposure to market risk is reviewed on a regular basis by the Investment Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent, and that the goal is to identify and manage the risks. Management uses two methodologies to manage interest rate risk: (i) a standard GAP analysis; and (ii) an interest rate shock simulation model.

The planning of asset and liability maturities is an integral part of the management of an institution's net interest margin. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, the net interest margin may change over time. Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of loans or securities or in the form of delays in the adjustment of rates of interest applying to either earning assets with floating rates or to interest bearing liabilities. The Company has generally been able to control its exposure to changing interest rates by maintaining a relatively high percentage of variable rate earning assets and a vast majority of its deposits are non-maturing that reprice only at management’s discretion based on competition in the banking industry and liquidity needs of the Company.

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

Asset sensitivity indicates that in a rising interest rate environment the Company's net interest income would increase and in a decreasing interest rate environment the Company's net interest income would decrease. Liability sensitivity indicates that in a rising interest rate environment a Company's net interest income would decrease and in a decreasing interest rate environment the Company's net interest income would increase. For all of 2023, we were "asset-sensitive" meaning we expect our net interest income to increase as market rates increase and to decrease as market rates decrease. The relative level of asset sensitivity as of December 31, 2023 has decreased from 2022 primarily due to a decrease in interest-bearing cash balances that have floating rates. In the decreasing interest rate environments, we show a decline in net interest income as interest-bearing assets re-price lower while deposits reach their floors and cannot be reduced further.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the Independent Auditors’ Report appear on pages F-1 through F-42 of this Report and are incorporated into this Item 8 by reference.

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

As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2023, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on that assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no significant changes in the Company’s internal control over financial reporting during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the evaluation date.

ITEM 9B. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements

During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company informed us of the adoption or termination of any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K).

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that for the 2023 fiscal year the officers and directors of the Company complied with all applicable filing requirements, except for the late filings for the directors in the table below:

Name	Form	Transaction Type	Transaction Date	# of Shares	Filing Date
Lynn Dickerson	4	Purchase	05/10/23	2,030	05/15/23
Lynn Dickerson	4	Purchase	08/12/22	100	05/15/23
Lynn Dickerson	4	Purchase	02/10/23	94	05/15/23
James L Gilbert	4	Purchase	08/15/22	44	04/04/23
James L Gilbert	4	Purchase	02/13/23	32	04/04/23
Gary Strong	4	Purchase	08/23/23	1,000	09/06/23
Gary Strong	4	Purchase	08/29/23	878	09/06/23

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Section entitled “Executive Compensation Discussion and Analysis” in our Proxy Statement to be filed prior to the 2024 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2023 with respect to shares of our common stock that are authorized to be issued under the Company’s 2018 Equity Plan. Shares subject to restricted stock awards are not included in the table below.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders	0	$0	463,199
Equity Compensation Plans Not Approved by Shareholders	0	0	0
Total	0	$0	463,199

Certain information required by this Item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed prior to the 2024 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the section entitled “Certain Relationship and Related Transactions” in our Proxy Statement to be filed prior to the 2024 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm is RSM US LLP, Issuing Office: San Francisco, CA, PCAOB ID: 49.

The information required by this Item is incorporated by reference to “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement to be filed prior to the 2024 Annual Meeting of Shareholders.

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

(a)(3) Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of Oak Valley Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10 filed on July 31, 2008).

3.2	First Amendment to Articles of Incorporation of Oak Valley Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10 filed on July 31, 2008).

3.3	Bylaws, as amended and restated on June 21, 2022 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 12, 2022)

4.1	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.1 to the Form 10-K filed on March 13, 2020)

10.1	Oak Valley Community Bank Form of Director Retirement Agreement. (incorporated by reference to Exhibit 10.2 to the Form 10 filed on July 31, 2008)

10.3	Oak Valley Bancorp 2018 Equity Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders filed as of May 7, 2018). †

10.4	Oak Valley Community Bank Form of Executive Salary Continuation Agreement (incorporated by reference to Exhibit 10.4 to the Form 10-K filed on March 31, 2021).

10.5	Executive Employment Agreement between Richard A. McCarty and Oak Valley Bancorp dated March 19, 2021 (incorporated by reference to Exhibit 10.5 to the Form 10-K filed on March 31, 2021).

21	Subsidiaries of the Issuer (incorporated by reference to Exhibit 21 to the Form 10 filed on July 31, 2008).

23.1	Consent of Independent Registered Accounting Firm.

24	Power of Attorney (included on the signature page of this report).

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

97.1	Oak Valley Bancorp Clawback Policy

101

The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2023 and 2022, (ii) Consolidated Statements of Income for the Years Ended December 31, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023 and 2022, (iv) Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*          Furnished, not filed.

†         Indicates management contract or compensatory plan.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “1934 Act”) the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Oakdale, California on April 1, 2024.

OAK VALLEY BANCORP a California corporation

By:	/s/ CHRISTOPHER M. COURTNEY
Christopher M. Courtney, Chief Executive Officer

Pursuant to the requirements of the 1934 Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ DONALD L. BARTON	Director	April 1, 2024
Donald Barton

/s/ CHRISTOPHER M. COURTNEY	Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2024
Christopher M. Courtney

/s/ LYNN R. DICKERSON	Director	April 1, 2024
Lynn R. Dickerson

/s/ JEFFREY A. GALL	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	April 1, 2024
Jeffrey A. Gall

/s/ JAMES L. GILBERT	Director	April 1, 2024
James L. Gilbert

/s/ THOMAS A. HAIDLEN	Director	April 1, 2024
Thomas A. Haidlen

/s/ H. RANDOLPH HOLDER	Director	April 1, 2024
H. Randolph Holder

/s/ DANIEL J. LEONARD	Director	April 1, 2024
Daniel J. Leonard

/s/ RONALD C. MARTIN	Director	April 1, 2024
Ronald C. Martin

/s/ JANET S. PELTON	Director	April 1, 2024
Janet S. Pelton

/s/ GARY STRONG	Director	April 1, 2024
Gary Strong

/s/ DANNY L. TITUS	Director	April 1, 2024
Danny L. Titus

/s/ TERRANCE P. WITHROW	Director	April 1, 2024
Terrance P. Withrow

/s/ ALLISON C. LAFFERTY	Director	April 1, 2024
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

Our management has evaluated our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO 2013) of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

/s/ CHRISTOPHER M. COURTNEY	/s/ JEFFREY A. GALL
Christopher M. Courtney, Chief Executive Officer	Jeffrey A. Gall, Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oak Valley Bancorp and its subsidiary (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for credit losses on financial instruments in 2023 due to the adoption of Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (Credit Losses).

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses

As described in Notes 1 and 4 to the financial statements, the Company's allowance for credit losses (allowance) is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. The measurement of expected credit losses is based on relevant information, which includes  historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount over the contractual life. The total allowance represented $10,896,000 at December 31, 2023.

Management calculates the quantitative portion of collectively evaluated reserves for all loan categories using a discounted cash flow (“DCF”) methodology. The DCF quantitative reserve methodology incorporates the consideration of probability of default (“PD”) and loss given default (“LGD”) estimates to calculate expected lifetime losses.  The PD estimates are derived using reasonable and supportable economic forecasts and historical loss-rate data from both the bank and a selected peer group.    The historical loss-rate data is compared to identified benchmark economic indicators to create a regression model that is updated annually.  Reasonable and supportable forecasts for the identified economic indicators are then incorporated to arrive at expected default rates for the various loan categories. The reasonable and supportable forecasts are based on the National Unemployment Rate and Real Gross Domestic Product. The expected default rates are then applied to expected monthly loan balances estimated through the consideration of contractual terms and expected prepayments. The Company utilizes a four-quarter forecast period, after which the expected default rates revert to the historical average over a four-quarter reversion period on a straight-line basis. The prepayment assumptions are estimated based on historical experience of the bank.  The prepayment assumptions may be updated by Management in the event that changing conditions impact Management’s estimate.  LGD utilized in the DCF is derived from the application of models that correlate LGD and PD based on historical peer data.

Management recognizes that there are additional factors impacting risk of loss in the loan portfolio beyond what is captured in the quantitative portion of collectively evaluated reserves.  As current and expected conditions may vary compared with conditions over historical periods, which are utilized in the calculation of quantitative reserves, management considers whether additional or reduced reserve levels on collectively evaluated loans may be warranted given the consideration of a variety of qualitative factors.

Several of the following qualitative factors considered by management reflect regulatory guidance on qualitative factors, whereas several others represent factors unique to the Company or unique to the current time period.

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

●   Changes in the volume and severity of past due, watch loans and classified loans

●   Changes in the quality of the Bank’s loan review processes

●   Changes in the value of underlying collateral for loans not identified as collateral dependent

●   Changes in loan categorization concentrations

●   Other external factors, which include, the regulatory risk ratings

The qualitative portion of the Company’s reserves on collectively evaluated loans are calculated using a combination of numeric frameworks (established matrices defining reserve rates based on specified metrics) and management judgement to determine risk categorizations in each of the qualitative factors.  The amount of qualitative reserves is also contingent upon the relative weighting of qualitative factors according to management’s judgement.

We identified the determination and evaluation of the PD, LGD, prepayment rate, reasonable and supportable forecast, and qualitative factors components of the allowance as a critical audit matter. The determination and evaluation of the PD, LGD, prepayment rate, reasonable and supportable forecast, and qualitative factors components of the allowance are a significant accounting estimates involving management’s judgments and subjectivity. In turn, auditing management’s judgments involved a high degree of subjectivity.

The primary audit procedures we performed to address this critical audit matter included, among others:

●

Obtaining an understanding of the management review control over the determination and evaluation of the PD, LGD, prepayment rate, reasonable and supportable forecast, and qualitative factors components of the allowance, and testing such control for design and operating effectiveness.

●	Obtaining an understanding of and testing the controls over the data used in the determination of these components.
●	Testing the data inputs used in the determination of these components to ensure completeness and accuracy by comparing to source documents and independently validating certain external data inputs.
●

Evaluating the reasonableness of management’s judgments related to the assumptions used to determine the PD, LGD, prepayment rate, reasonable and supportable forecast, and qualitative factors components of the allowance, including considering the sensitivity analyses performed by management over these assumptions.

/s/ RSM US LLP

We have served as the Company's auditor since 2018.

San Francisco, California

April 1, 2024

OAK VALLEY BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)

	December 31,	December 31,
	2023	2022
ASSETS
Cash and due from banks	$180,068	$415,803
Federal funds sold	36,500	13,830
Cash and cash equivalents	216,568	429,633

Securities - available for sale	518,078	527,438
Securities - equity investments	3,132	2,990
Loans, net of allowance for credit losses of $10,896 and $9,468 at December 31, 2023 and 2022, respectively	1,004,277	905,035
Cash surrender value of life insurance	31,506	30,218
Bank premises and equipment, net	15,865	15,300
Goodwill and other intangible assets, net	3,473	3,558
Deferred tax asset	13,247	17,134
Interest receivable and other assets	36,276	37,040

	$1,842,422	$1,968,346

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$1,650,534	$1,814,297
Interest payable and other liabilities	25,796	27,423
Total liabilities	1,676,330	1,841,720

Commitments and contingent liabilities (Note 13)

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,293,168 and 8,257,894 shares issued and outstanding at December 31, 2023 and 2022, respectively	25,435	25,435
Additional paid-in capital	5,512	5,190
Retained earnings	154,301	126,728
Accumulated other comprehensive loss, net of tax	(19,156)	(30,727)
Total shareholders’ equity	166,092	126,626

	$1,842,422	$1,968,346

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)	YEAR ENDED DECEMBER 31,
	2023	2022
INTEREST INCOME
Interest and fees on loans	$44,773	$38,887
Interest on securities	20,578	14,155
Interest on federal funds sold	1,414	415
Interest on deposits with banks	13,901	7,738
Total interest income	80,666	61,195

INTEREST EXPENSE
Deposits	4,863	1,119
Federal funds purchased	1	0
Total interest expense	4,864	1,119

Net interest income	75,802	60,076
Provision for (reversal of) credit losses	970	(1,350)
Net interest income after provision for (reversal of) credit losses	74,832	61,426

NON-INTEREST INCOME
Service charges on deposits	1,813	1,596
Debit card transaction fee income	1,773	1,734
Earnings on cash surrender value of life insurance	788	749
Mortgage commissions	20	73
Gains on sales and calls of available-for-sale securities	156	0
Other	2,081	1,419
Total non-interest income	6,631	5,571

NON-INTEREST EXPENSE
Salaries and employee benefits	26,109	23,045
Occupancy expenses	4,541	4,151
Data processing fees	2,729	2,343
Regulatory assessments (FDIC & DFPI)	1,020	927
Other operating expenses	6,758	6,842
Total non-interest expense	41,157	37,308

Net income before provision for income taxes	40,306	29,689

Total provision for income taxes	9,458	6,787
Net Income	$30,848	$22,902

Net income per share	$3.76	$2.80

Net income per diluted share	$3.75	$2.79

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEAR ENDED DECEMBER 31,
(dollars in thousands)	2023	2022

Net income	$30,848	$22,902
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period	16,584	(52,410)
Less: reclassification for net gains included in net income	(156)	0
Other comprehensive income (loss), before tax	16,428	(52,410)
Tax (expense) benefit related to items of other comprehensive income	(4,857)	15,495
Total other comprehensive income (loss)	11,571	(36,915)
Comprehensive income (loss)	$42,419	$(14,013)

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	YEAR ENDED DECEMBER 31, 2023 AND 2022
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2023	8,257,894	$25,435	$5,190	$126,728	$(30,727)	$126,626
Restricted stock issued	43,446	0	0	0	0	0
Restricted stock forfeited	(300)	0	0	0	0	0
Restricted stock surrendered for tax withholding	(7,872)	0	(211)	0	0	(211)
Cash dividends declared $0.32 per share of common stock	0	0	0	(2,646)	0	(2,646)
Stock based compensation	0	0	533	0	0	533
Other comprehensive gain	0	0	0	0	11,571	11,571
CECL adoption adjustments	0	0	0	(629)	0	(629)
Net income	0	0	0	30,848	0	30,848
Balances, December 31, 2023	8,293,168	$25,435	$5,512	$154,301	$(19,156)	$166,092

Balances, January 1, 2022	8,239,099	$25,435	$4,689	$106,300	$6,188	$142,612
Restricted stock issued	27,047	0	0	0	0	0
Restricted stock forfeited	(1,800)	0	0	0	0	0
Restricted stock surrendered for tax withholding	(6,452)	0	(121)	0	0	(121)
Cash dividends declared $0.30 per share of common stock	0	0	0	(2,474)	0	(2,474)
Stock based compensation	0	0	622	0	0	622
Other comprehensive loss	0	0	0	0	(36,915)	(36,915)
Net income	0	0	0	22,902	0	22,902
Balances, December 31, 2022	8,257,894	$25,435	$5,190	$126,728	$(30,727)	$126,626

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
(dollars in thousands)	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,848	$22,902
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) credit losses	970	(1,350)
Increase (decrease) in deferred fees/costs, net	151	(197)
Depreciation	1,329	1,312
Amortization of investment securities, net	1,151	1,328
Unrealized (gain) loss on equity securities	(41)	475
Amortization of operating lease right-of-use asset	(231)	(161)
Stock based compensation	533	622
Gain on sales and calls of available for sale securities	(156)	0
Earnings on cash surrender value of life insurance	(788)	(749)
Increase (decrease) in deferred tax asset	706	(489)
(Decrease) increase in interest payable and other liabilities	(1,411)	875
Increase in interest receivable	(456)	(3,872)
Decrease in other assets	454	2,110
Net cash provided by operating activities	33,059	22,806

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(40,660)	(358,845)
Purchases of equity securities	(101)	(74)
Proceeds from the sale of available-for-sale securities	42,791	0
Proceeds from maturities, calls, and principal paydowns of securities available for sale	22,662	40,558
Investment in LIHTC	(373)	(1,241)
Net increase in loans	(100,709)	(55,641)
Purchase of FHLB Stock	(720)	0
Redemption of FHLB stock	0	257
Purchase of BOLI policies	(500)	0
Purchases of premises and equipment	(1,894)	(1,190)
Net cash used in investing activities	(79,504)	(376,176)

CASH FLOWS FROM FINANCING ACTIVITIES:
Federal funds advances	1,855	0
Federal funds payments	(1,855)	0
Shareholder cash dividends paid	(2,646)	(2,474)
Net (decrease) increase in demand deposits and savings accounts	(179,098)	7,655
Net increase (decrease) in time deposits	15,335	(324)
Tax withholding payments on vested restricted shares surrendered	(211)	(121)
Net cash (used in) provided by financing activities	(166,620)	4,736

NET DECREASE IN CASH AND CASH EQUIVALENTS	(213,065)	(348,634)

CASH AND CASH EQUIVALENTS, beginning of period	429,633	778,267

CASH AND CASH EQUIVALENTS, end of period	$216,568	$429,633

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,715	$1,119
Operating leases	$1,469	$1,331
Income taxes	$10,449	$3,910

NON-CASH INVESTING ACTIVITIES:
Change in unrealized gain (loss) on securities	$16,428	$(52,410)
Change in contributions payable to LIHTC limited partner investment	$0	$10,500
Right-of-use asset obtained in exchange for new operating lease liability	$(390)	$(2,389)

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the Company’s consolidated financial statements include the allowance for credit losses, accounting for income taxes, fair value measurements and goodwill impairment. Actual results could differ from these estimates.

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Subsequent events — The Company has evaluated events and transactions subsequent to December 31, 2023 through the date of the filing for potential recognition or disclosure.

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

The unrealized losses are due primarily to rising market yields and not due to credit deterioration. As such, no ACL on available-for-sale securities has been established as of December 31, 2023. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

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

Loans originated — Loans are reported at the principal amount outstanding, net of unearned income, deferred loan fees, and the allowance for credit losses. Unearned discounts on installment loans are recognized as income over the terms of the loans. Interest on other loans is calculated by using the simple interest method on the daily balance of the principal amount outstanding.

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

Allowance for credit losses (“ACL”) — As required by ASU 2016-13, on January 1, 2023 the Company implemented CECL and increased our ACL, previously the allowance for loan losses, with a $346,000 cumulative adjustment. Under ASU 2016-13, the allowance for credit losses is deducted from the amortized cost basis to present the net amount expected to be collected on the loans. The measurement of expected credit losses is based on relevant information, which includes experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount over the remaining contractual life. The Company’s ACL is calculated monthly, with any difference in the calculated ACL and the recorded ACL trued-up through an entry to the provision for credit losses. Management calculates the quantitative portion of collectively evaluated reserves for all loan categories, using a discounted cash flow (“DCF”) methodology. For purposes of estimating the Company’s ACL, management generally evaluates collectively evaluated loans by federal call code in order to group loans with similar risk characteristics together, however management has grouped loans in selected call codes together in determining portfolio segments, due to similar risk characteristics and reserve methodologies used for certain call code classifications.

The DCF quantitative reserve methodology incorporates the consideration of probability of default (“PD”) and loss given default (“LGD”) estimates to calculate expected lifetime losses. The PD estimates are derived using reasonable and supportable economic forecasts and historical loss rate data from both the bank and a selected peer group. The historical loss rate data is compared to identified benchmark economic indicators to create a regression model that is updated annually. Reasonable and supportable forecasts for the identified economic indicators are then incorporated to arrive at expected default rates for the various loan categories. The reasonable and supportable forecasts are based on the National Unemployment Rate and Real Gross Domestic Product. The expected default rates are then applied to expected monthly loan balances estimated through the consideration of contractual terms and expected prepayments. The Company utilizes a four-quarter forecast period, after which the expected default rates revert to the historical average, over a four-quarter reversion period, on a straight-line basis. The prepayment assumptions are estimated based on historical experience of the bank. The prepayment assumptions are updated quarterly and may be subject to additional updates by Management in the event that changing conditions impact Management’s estimate. LGD utilized in the DCF is derived from the application of models that correlate LGD and PD based on historical peer data.

Management recognizes that there are additional factors impacting risk of loss in the loan portfolio beyond what is captured in the quantitative portion of collectively evaluated reserves. As current and expected conditions, may vary compared with conditions over historical periods, which are utilized in the calculation of quantitative reserves, management considers whether additional or reduced reserve levels on collectively evaluated loans may be warranted given the consideration of a variety of qualitative factors. Several of the following qualitative factors (“Q-factors”) considered by management reflect regulatory guidance on Q-factors, whereas several others represent factors unique to the Company or unique to the current time period.

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

The qualitative portion of the Company’s reserves on collectively evaluated loans are calculated using a combination of numeric frameworks, matrices defining reserve rate based on specified metrics, and management judgement, to determine risk categorizations in each of the Q-factors presented above. The amount of qualitative reserves is also contingent upon the relative weighting of Q-factors according to management’s judgement.

Loans identified as losses by management and internal loan review are charged-off. Furthermore, consumer loan accounts are charged-off automatically based on regulatory requirements.

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

The method for calculating the allowance for unfunded loan commitments is based on applying an estimated funding rate to the unfunded loan commitment balance to determine a projected cashflow schedule. Then the quantitative loan loss rate from each loan pool as calculated in the DCF model described above is used to calculate the allowance for unfunded loan commitments which is recorded included in interest payable and other liabilities on the consolidated balance sheet.

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

The Company files income tax returns in the U.S. federal jurisdiction, and the State of California. With few exceptions, the Company is no longer subject to U.S. federal tax examinations by tax authorities for years before 2020 or to state/local income tax examinations by tax authorities for years before 2019.

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

Advertising costs — The Company expenses advertising costs as they are incurred. Advertising expense was $371,000 and $355,000 for the years ended December 31, 2023 and 2022, respectively.

Comprehensive income — Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items previously recorded directly to shareholders’ equity, such as unrealized gains and losses on securities available for sale. Comprehensive income is presented in the statements of comprehensive income and as a component of shareholders’ equity. For the years ended December 31, 2023 and 2022, $110,000 and $0, net of tax, respectively, was reclassified from comprehensive income into net income related to gains on called and sold available for sale securities.

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

Stock based compensation — The Company recognizes in the consolidated statements of income the grant-date fair value of restricted stock, stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The Company uses the straight-line recognition of expenses for awards with graded vesting. The fair value of each restricted stock grant is based on the closing market price of the Company’s stock on the date of grant. The Company issued restricted stock grants totaling 43,446 and 27,047 shares in 2023 and 2022, respectively.

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of December 31, 2023 and 2022. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

Goodwill and other intangible assets — As of December 31, 2023 intangible assets are comprised of goodwill of $3,313,000 and core deposit intangibles of $159,000, which were acquired through a business combination, as compared to goodwill of $3,313,000 and core deposit intangible of $245,000 as of December 31, 2022. Intangible assets with definite useful lives are amortized over their respective estimated useful lives. If an event occurs that indicates the carrying amount of an intangible asset may not be recoverable, management reviews the asset for impairment. Any goodwill and any intangible asset acquired in a purchase business combination determined to have an indefinite useful life is not amortized, but is evaluated for impairment, at a minimum, on an annual basis.

The core deposit intangible represents the estimated future benefits of acquired deposits and is booked separately from the related deposits. The value of the core deposit intangible asset was determined using a discounted cash flow approach to arrive at the cost differential between the core deposits (non-maturity deposits such as transaction, savings and money market accounts) and alternative funding sources. The core deposit intangible is amortized on an accelerated basis over an estimated ten-year life, and it is evaluated periodically for impairment. No impairment loss was recognized as of December 31, 2023. At December 31, 2023, the core deposit intangibles future estimated amortization expense is as follows:

(in thousands)	2024	2025	Total
Core deposit intangible amortization	$82	$77	$159

The Company applies a qualitative analysis of conditions in order to determine if it is more likely than not that the carrying value is impaired. In the event that the qualitative analysis suggests that the carrying value of goodwill may be impaired, the Company uses several quantitative valuation methodologies in evaluating goodwill for impairment that includes assumptions made concerning the future earnings potential of the organization, and a market-based approach that looks at values for organizations of comparable size, structure and business model. The current year's review of qualitative factors did not indicate that impairment has occurred, as such no quantitative analysis was performed at December 31, 2023.

Recently Issued Accounting Standards —

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

In March 2020, FASB issued ASU 2020-04 - Reference Rate Reform (Subtopic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. The ASU was effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, FASB Issued ASU 2022-06 to defer the sunset date from December 31, 2022 to December 31, 2024. The ASU did not have a material impact on our consolidated financial statements. As a result of the phase out of LIBOR immediately after June 30, 2023, our loans that were indexed to LIBOR have transitioned to CME Term SOFR.

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

NOTE 2 — CASH AND DUE FROM BANKS

Cash and due from banks includes balances with the Federal Reserve Bank and other correspondent banks. Prior to March 2020, the Federal Reserve Bank required the Company to maintain a minimum reserve balance based on a percentage of the Company’s deposit liabilities. Effective March 26, 2020, the Federal Reserve Bank reduced the reserve requirement ratios to zero percent, which eliminated the reserve requirements for all depository institutions. As of December 31, 2023 and 2022, the Company had Federal Reserve Bank balances of $147,379,000 and $225,366,000, respectively. In addition, the Company maintains other cash equivalent balances, of which insured balances totaled $45,968,000 and uninsured balances totaled $23,221,000 as of December 31, 2023.

NOTE 3 — SECURITIES

Equity Securities

The Company held equity securities with fair values of $3,132,000 and $2,990,000 at December 31, 2023 and December 31, 2022, respectively. There were no sales of equity securities during the year ended December 31, 2023 or 2022. Consistent with ASU 2016-01, these securities are carried at fair value with the changes in fair value recognized in the consolidated statements of income. Accordingly, the Company recognized an unrealized gain of $41,000 and an unrealized loss of $475,000 during the years ended December 31, 2023 and 2022, respectively.

Debt Securities

Debt securities have been classified in the financial statements as available for sale. The amortized cost and estimated fair values of debt securities as of December 31, 2023 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$84,678	$11	$(4,430)	$80,259
Collateralized mortgage obligations	9,108	0	(444)	8,664
Municipalities	345,981	2,792	(19,865)	328,908
SBA pools	1,394	3	(2)	1,395
Corporate debt	47,500	9	(3,992)	43,517
Asset backed securities	56,613	133	(1,411)	55,335
	$545,274	$2,948	$(30,144)	$518,078

The following tables detail the gross unrealized losses and fair values aggregated of debt securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2023.

(dollars in thousands)		Less than 12 months		12 months or more		Total
Description of Securities	Number of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	51	$190	$(3)	$79,556	$(4,427)	$79,746	$(4,430)
Collateralized mortgage obligations	6	4,791	(1)	3,873	(443)	8,664	(444)
Municipalities	106	44,859	(453)	178,812	(19,412)	223,671	(19,865)
SBA pools	4	116	0	472	(2)	588	(2)
Corporate debt	13	0	0	41,508	(3,992)	41,508	(3,992)
Asset backed securities	19	2,123	(8)	32,535	(1,403)	34,658	(1,411)
Total temporarily impaired securities	199	$52,079	$(465)	$336,756	$(29,679)	$388,835	$(30,144)

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

The unrealized losses are due primarily to rising market yields and not due to credit deterioration. As such, no ACL on available-for-sale securities has been established as of December 31, 2023. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities at December 31, 2023, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$101,428	$96,439
Due after one year through five years	145,914	144,650
Due after five years through ten years	219,804	203,685
Due after ten years	78,128	73,304
	$545,274	$518,078

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

The Company recognized gross realized gains of $13,000 and $0 during 2023 and 2022, respectively, on certain available-for-sale securities that were called. The Company sold twenty-four available-for-sale securities in 2023 and recorded a corresponding gain on sale of $143,000, as compared to no sales in 2022.

Securities carried at $288,199,000 and $242,023,000 at December 31, 2023 and 2022, respectively, were pledged to secure deposits of public funds.

NOTE 4 — LOANS

The Company’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Sacramento, Placer, Inyo, and Mono Counties. As of December 31, 2023, approximately 88% of the Company’s loans are commercial real estate loans which includes construction loans. Approximately 6% of the Company’s loans are for general commercial uses including professional, retail, and small business. Additionally, 3% of the Company’s loans are for residential real estate and other consumer loans. The remaining 3% are agriculture loans.

Loan totals were as follows:

(in thousands)	December 31, 2023	December 31, 2022
Commercial real estate:
Construction and land	$63,060	$44,423
Multi-family	54,045	52,665
Owner occupied	210,407	206,960
Non-owner occupied	470,052	402,077
Farmland	96,188	86,501
Commercial and industrial	65,218	68,364
Consumer	31,687	33,591
Agriculture	25,922	21,177
Total loans	1,016,579	915,758

Less:
Deferred loan fees and costs, net	(1,406)	(1,255)
Allowance for credit losses	(10,896)	(9,468)
Net loans	$1,004,277	$905,035

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2023, approximately 35% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

With respect to loans to developers and builders that are secured by non-owner occupied properties that the Company may originate from time to time, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success. Construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Significant events can affect the construction industry, including: the inherent volatility of real estate markets and vulnerability to delays due to weather, change orders, inability to obtain construction permits, labor or material shortages, and price changes. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

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

As of December 31, 2023 and 2022, there were no loans classified as non-accrual loans.

The following table analyzes past due loans, segregated by class of loans, as of December 31, 2023 (in thousands):

December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	90 Days or More Past Due and Still Accruing
Commercial real estate:
Construction and land	$0	$0	$0	$0	$63,060	$63,060	$0
Multi-family	0	0	0	0	54,045	54,045	0
Owner occupied	0	0	0	0	210,407	210,407	0
Non-owner occupied	0	0	0	0	470,052	470,052	0
Farmland	0	0	0	0	96,188	96,188	0
Commercial and industrial	0	0	0	0	65,218	65,218	0
Consumer	0	0	0	0	31,687	31,687	0
Agriculture	0	0	0	0	25,922	25,922	0
Total	$0	$0	$0	$0	$1,016,579	$1,016,579	$0

The following table analyzes past due loans, segregated by class of loans, as of December 31, 2022 (in thousands):

December 31, 2022	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	90 Days or More Past Due and Still Accruing
Commercial real estate:
Construction and land	$0	$0	$0	$0	$44,423	$44,423	$0
Multi-family	0	0	0	0	52,665	52,665	0
Owner occupied	0	0	0	0	206,960	206,960	0
Non-owner occupied	0	0	0	0	402,077	402,077	0
Farmland	0	0	0	0	86,501	86,501	0
Commercial and industrial	0	0	0	0	68,364	68,364	0
Consumer	0	0	0	0	33,591	33,591	0
Agriculture	0	0	0	0	21,177	21,177	0
Total	$0	$0	$0	$0	$915,758	$915,758	$0

Collateral Dependent Loans. Management’s evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Prior to January 1, 2023, before CECL was adopted, collateral dependent loans are loans in which repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment. Under CECL, loans can be determined to be collateral dependent if foreclosure of the loan’s underlying collateral is probable or as a practical expedient if the borrower is experiencing financial difficulties and the repayment is expected to be provided substantially through the operation or sale of the collateral. Loans are written down to the lower of cost or fair value of underlying collateral, less estimated costs to sell. The Company had no collateral dependent loans as of December 31, 2023. Prior to the adoption of ASU 2016-13 on January 1, 2023, there were no impaired loans as of December 31, 2022.

Loan Modification Disclosures Pursuant to ASU 2022-02 - The Company may agree to different types of concessions when modifying a loan. There were no loan modifications to borrowers experiencing financial difficulty, including principal forgiveness, rate reductions, payment deferral or term extension, during the year ended December 31, 2023.

TDR Disclosures Prior to the Adoption of ASU 2022-02 - At December 31, 2022, there were no loans classified as troubled debt restructurings, and therefore there were no loans modified as troubled debt restructurings within the previous twelve months and for which there was a payment default during the twelve months ended December 31, 2022. A loan is considered to be in payment default once it is ninety days contractually past due under the modified terms.

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

As of December 31, 2023 and 2022, there are no loans that are classified with risk grades of 8- Loss.

The risk grades are reviewed every month, at a minimum and on an as-needed basis depending on the specific circumstances of the loan.

The following table summarizes loan risk grade totals by class and year of origination as of December 31, 2023. Risk grades 1 through 4(W) have been aggregated in the “Pass” line.

	As of December 31, 2023
(in thousands)	Term Loans Amortized Cost Basis by Origination Year
Risk Grade Ratings	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial real estate - Construction & land
Pass	$16,237	$42,670	$1,259	$0	$1,244	$1,650	$0	$63,060
Total commercial real estate - construction & land	16,237	42,670	1,259	0	1,244	1,650	0	63,060

Commercial real estate - Multi-family
Pass	3,803	6,976	8,711	3,473	6,780	24,302	0	54,045
Total commercial real estate - multi-family	3,803	6,976	8,711	3,473	6,780	24,302	0	54,045

Commercial real estate - Owner occupied
Pass	10,031	40,666	48,377	25,642	14,341	57,971	251	197,279
Special mention	0	0	7,683	0	0	289	530	8,502
Substandard	0	0	0	0	4,626	0	0	4,626
Total commercial real estate - owner occupied	10,031	40,666	56,060	25,642	18,967	58,260	781	210,407

Commercial real estate - Non-owner occupied
Pass	78,417	71,236	81,386	43,531	44,413	145,073	1,879	465,935
Special mention	0	0	0	0	0	4,117	0	4,117
Total commercial real estate - non-owner occupied	78,417	71,236	81,386	43,531	44,413	149,190	1,879	470,052

Commercial real estate - Farmland
Pass	14,377	10,393	1,667	15,392	6,551	31,610	15,717	95,707
Special mention	0	0	0	0	0	481	0	481
Total commercial real estate - farmland	14,377	10,393	1,667	15,392	6,551	32,091	15,717	96,188

Commercial and Industrial
Pass	10,967	11,268	9,608	6,018	4,384	2,239	20,502	64,986
Special mention	0	0	0	139	0	6	0	145
Substandard	0	0	0	0	0	87	0	87
Total commercial and industrial	10,967	11,268	9,608	6,157	4,384	2,332	20,502	65,218

Consumer
Pass	1,234	5,042	4,104	2,213	2,074	7,555	8,529	30,751
Special mention	0	0	0	0	0	0	890	890
Substandard	0	0	0	0	0	46	0	46
Total consumer	1,234	5,042	4,104	2,213	2,074	7,601	9,419	31,687

Agriculture
Pass	3,032	1,707	1,309	0	214	488	18,984	25,734
Special mention	0	0	0	0	0	0	188	188
Total agriculture	3,032	1,707	1,309	0	214	488	19,172	25,922

Total by Risk Category
Pass	138,098	189,958	156,421	96,269	80,001	270,888	65,862	997,497
Special mention	0	0	7,683	139	0	4,893	1,608	14,323
Substandard	0	0	0	0	4,626	133	0	4,759
Total	$138,098	$189,958	$164,104	$96,408	$84,627	$275,914	$67,470	$1,016,579

The following table summarizes loan risk grade totals by class and year of origination as of December 31, 2022. Risk grades 1 through 4(W) have been aggregated in the “Pass” line.

	As of December 31, 2022
(in thousands)	Term Loans Amortized Cost Basis by Origination Year
Risk Grade Ratings	2022	2021	2020	2019	2018	Prior	Revolving Loans	Total
Commercial real estate - Construction & land
Pass	$27,101	$12,351	$1,148	$1,791	$0	$2,032	$0	$44,423
Total commercial real estate - construction & land	27,101	12,351	1,148	1,791	0	2,032	0	44,423

Commercial real estate - Multi-family
Pass	7,115	9,285	4,335	6,962	3,874	21,094	0	52,665
Total commercial real estate - multi-family	7,115	9,285	4,335	6,962	3,874	21,094	0	52,665

Commercial real estate - Owner occupied
Pass	41,709	49,820	26,969	14,891	14,122	50,689	500	198,700
Special mention	0	7,959	0	0	301	0	0	8,260
Total commercial real estate - owner occupied	41,709	57,779	26,969	14,891	14,423	50,689	500	206,960

Commercial real estate - Non-owner occupied
Pass	55,503	82,180	46,911	46,613	51,557	111,324	2,521	396,609
Special mention	0	0	0	0	0	743	0	743
Substandard	0	0	0	4,725	0	0	0	4,725
Total commercial real estate - non-owner occupied	55,503	82,180	46,911	51,338	51,557	112,067	2,521	402,077

Commercial real estate - Farmland
Pass	10,831	2,531	16,315	7,375	9,114	25,514	14,821	86,501
Total commercial real estate - farmland	10,831	2,531	16,315	7,375	9,114	25,514	14,821	86,501

Commercial and Industrial
Pass	11,697	15,746	9,851	5,892	2,242	1,651	19,412	66,491
Special mention	0	0	208	90	47	123	1,155	1,623
Substandard	0	0	0	0	0	0	250	250
Total commercial and industrial	11,697	15,746	10,059	5,982	2,289	1,774	20,817	68,364

Consumer
Pass	5,230	4,702	3,414	2,168	2,307	6,171	8,649	32,641
Special mention	0	0	0	0	0	0	899	899
Substandard	0	0	0	0	0	51	0	51
Total consumer	5,230	4,702	3,414	2,168	2,307	6,222	9,548	33,591

Agriculture
Pass	1,676	1,850	0	387	0	651	16,613	21,177
Total agriculture	1,676	1,850	0	387	0	651	16,613	21,177

Total by Risk Category
Pass	160,862	178,465	108,943	86,079	83,216	219,126	62,516	899,207
Special mention	0	7,959	208	90	348	866	2,054	11,525
Substandard	0	0	0	4,725	0	51	250	5,026
Total	$160,862	$186,424	$109,151	$90,894	$83,564	$220,043	$64,820	$915,758

The following table details activity in the ACL by portfolio segment for the years ended December 31, 2023 and 2022. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Credit Losses
For the Years Ended December 31, 2023 and 2022

(in thousands)
Year Ended December 31, 2023	CRE Construction & Land	CRE Multi- family	CRE Owner occupied	CRE Non- owner occupied	CRE Farmland	Commercial and Industrial	Consumer	Agriculture	Total
Beginning balance	$1,055	$479	$1,798	$4,211	$830	$612	$311	$172	$9,468
CECL day-one adjustments	338	23	103	25	12	102	(120)	(137)	346
Charge-offs	0	0	0	0	0	(12)	(40)	0	(52)
Recoveries	139	0	0	0	0	12	13	0	164
Provision for (reversal of) credit losses	(305)	165	(96)	569	626	(64)	63	12	970
Ending balance	$1,227	$667	$1,805	$4,805	$1,468	$650	$227	$47	$10,896
Year Ended December 31, 2022
Beginning balance	$728	$502	$2,141	$5,105	$858	$746	$352	$306	$10,738
Charge-offs	0	0	0	0	0	0	(53)	0	(53)
Recoveries	123	0	0	0	0	0	10	0	133
Provision for (reversal of) credit losses	204	(23)	(343)	(894)	(28)	(134)	2	(134)	(1,350)
Ending balance	$1,055	$479	$1,798	$4,211	$830	$612	$311	$172	$9,468

The following table details the allowance for credit losses and ending gross loan balances as of December 31, 2023 and 2022, summarized by collective and individual evaluation methods of impairment.

(in thousands)
December 31, 2023	CRE Construction & Land	CRE Multi- family	CRE Owner occupied	CRE Non- owner occupied	CRE Farmland	Commercial and Industrial	Consumer	Agriculture	Total
Allowance for credit losses for loans:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	1,227	667	1,805	4,805	1,468	650	227	47	10,896
	$1,227	$667	$1,805	$4,805	$1,468	$650	$227	$47	$10,896

Ending gross loan balances:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	63,060	54,045	210,407	470,052	96,188	65,218	31,687	25,922	1,016,579
	$63,060	$54,045	$210,407	$470,052	$96,188	$65,218	$31,687	$25,922	$1,016,579

December 31, 2022
Allowance for credit losses for loans:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	1,055	479	1,798	4,211	830	612	311	172	9,468
	$1,055	$479	$1,798	$4,211	$830	$612	$311	$172	$9,468

Ending gross loan balances:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	44,423	52,665	206,960	402,077	86,501	68,364	33,591	21,177	915,758
	$44,423	$52,665	$206,960	$402,077	$86,501	$68,364	$33,591	$21,177	$915,758

The following table presents gross charge-offs for the year ended December 31, 2023 by portfolio class and origination year (dollars in thousands):

	Year ended December 31, 2023
(in thousands)	Term Loans Charged-off by Origination Year
Chargeoffs	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial real estate:
Construction & land	$0	$0	$0	$0	$0	$0	$0	$0
Multi-family	0	0	0	0	0	0	0	0
Owner occupied	0	0	0	0	0	0	0	0
Non-owner occupied	0	0	0	0	0	0	0	0
Farmland	0	0	0	0	0	0	0	0
Commercial and industrial	0	0	12	0	0	0	0	12
Consumer	0	0	0	0	0	0	40	40
Agriculture	0	0	0	0	0	0	0	0
Total	$0	$0	$12	$0	$0	$0	$40	$52

Changes in the allowance for undisbursed loan commitments were as follows:

(in thousands)	YEARS ENDED DECEMBER 31,
	2023	2022
Balance, beginning of year	$546	$469
CECL day-one adjustment	547	0
(Reversal of) provision charged to operations for off balance sheet	(484)	77
Balance, end of year	$609	$546

The method for calculating the allowance for unfunded loan commitments is based on applying an estimated funding rate to the unfunded loan commitment balance to determine a projected cashflow schedule. Then the quantitative loan loss rate from each loan pool, as calculated in the DCF model described above, is used to calculate the allowance for unfunded loan commitments which is recorded included in interest payable and other liabilities on the consolidated balance sheet.

At December 31, 2023 and 2022, loans carried at $1,016,579,000 and $915,758,000, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 5 — PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows:

(in thousands)	DECEMBER 31,
	2023	2022
Land	$5,195	$5,195
Building	10,874	10,790
Leasehold improvements	5,417	5,357
Furniture, fixtures, and equipment	5,087	4,735
Branch construction work-in-process	1,494	239
	28,067	26,316

Less accumulated depreciation	(12,202)	(11,016)
	$15,865	$15,300

Depreciation expense was $1,329,000 and $1,312,000 for the years ended December 31, 2023 and 2022, respectively.

NOTE 6 — INTEREST RECEIVABLE AND OTHER ASSETS

Interest receivable and other assets are summarized as follows:

(in thousands)	DECEMBER 31,
	2023	2022
Restricted equity securities	$5,956	$5,236
Interest income receivable on loans	2,866	2,465
Interest income receivable on investments	5,520	5,465
Investments in limited partnerships	13,684	14,582
Lease right of use asset	6,853	7,755
Prepaid expenses and other	1,397	1,537
	$36,276	$37,040

NOTE 7 — DEPOSITS

Deposit totals were as follows:

	DECEMBER 31,
(in thousands)	2023	2022

Demand	$1,099,830	$1,202,321
Money market deposit accounts	363,386	405,797
Savings	131,796	165,994
Time deposits $250,000 and under	33,399	24,712
Time deposits over $250,000	22,123	15,473
Total deposits	$1,650,534	$1,814,297

Time deposits issued and their remaining maturities at December 31, 2023, are as follows (in thousands):

Year ending December 31,
2024	$49,275
2025	4,983
2026	985
2027	279
2028	0
$55,522

NOTE 8 — FHLB ADVANCES

At December 31, 2023, the Company had no outstanding advances from the Federal Home Loan Bank (“FHLB”). Unused and available advances totaled $333,083,000 at December 31, 2023.  Loans carried at $1,016,579,000 as of December 31, 2023, were pledged as collateral on advances from the Federal Home Loan Bank.

At December 31, 2022, the Company had no outstanding advances from the Federal Home Loan Bank (“FHLB”). Unused and available advances totaled $322,369,000 at December 31, 2022.  Loans carried at $915,758,000 as of December 31, 2022, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 9 — INTEREST ON DEPOSITS

Interest on deposits was comprised of the following:

	YEARS ENDED DECEMBER 31,
(in thousands)	2023	2022

Savings and other deposits	$4,266	$1,015
Time deposits over $250,000	222	46
Time deposits $250,000 and under	375	58
	$4,863	$1,119

NOTE 10 — INCOME TAXES

The provision for income taxes consists of the following:

(in thousands)	YEARS ENDED DECEMBER 31,
	2023	2022
Current
Federal	$6,215	$3,364
State	4,213	2,934
	10,428	6,298
Deferred
Federal	(739)	294
State	(231)	195
	(970)	489

	$9,458	$6,787

The components of the Company’s deferred tax assets and liabilities (included in accrued interest and other assets on the consolidated balance sheets), is shown below:

(in thousands)	DECEMBER 31,
	2023	2022
Deferred tax assets:
Allowance for credit losses	$3,221	$2,800
Restricted stock expense	106	129
Accrued vacation	167	184
Accrued salary continuation liability	1,717	1,600
Deferred compensation	77	78
Core deposit intangible	95	90
Merger Costs	55	63
Reserve for undisbursed commitments	180	162
State income tax	885	616
Holding company organization fees	1	1
Accumulated depreciation	49	0
Unrealized loss on securities available for sale	8,040	12,897
	14,593	18,620
Deferred tax liabilities:
Prepaid expenses	(92)	(79)
FHLB dividends	(144)	(144)
Accumulated depreciation	0	(193)
Accrued bonus	(6)	(6)
Deferred loan costs	(347)	(372)
Goodwill Amortization	(522)	(457)
Limited partner investment in small business equity fund	(235)	(235)
	(1,346)	(1,486)

Net deferred income tax asset	$13,247	$17,134

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

The Company had no liabilities for unrecognized tax benefits as of December 31, 2023 and 2022.

The effective tax rate for 2023 and 2022 differs from the current Federal statutory income tax rate as follows:

	YEARS ENDED DECEMBER 31,
	2023	2022

Federal statutory income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	8.6%	8.6%
Tax exempt interest on municipal securities and loans	-5.0%	-5.9%
Other	-1.1%	-0.8%
Effective tax rate	23.5%	22.9%

Oak Valley Bancorp files a consolidated return in the U.S. Federal tax jurisdiction and a combined report in the State of California tax jurisdiction.  None of the entities are subject to examination by taxing authorities for years before 2020 for U.S. federal or for years before 2019 for California.

NOTE 11 — STOCK OPTION PLAN

The Company currently has one equity based incentive plan, the Oak Valley Bancorp 2018 Stock Plan. The 2018 Stock Plan provides for awards in the form of incentive stocks, non-statutory stock options, stock appreciation rights and restrictive stocks. Under the 2018 Plan, the Company is authorized to issue 607,500 shares of its common stock to key employees and directors as incentive and non-qualified stock options, respectively, at a price equal to the fair value on the date of grant. The Plan provides that the options are exercisable in equal increments over a five-year period from the date of grant or over any other schedule approved by the Board of Directors. All incentive stock options expire no later than ten years from the date of grant. As of December 31, 2023, 463,199 shares were available to be issued under the 2018 Stock Plan pursuant to new grants.

For the years ended December 31, 2023 and 2022, there were no stock options outstanding at any time and therefore no stock option exercises in either year. All outstanding stock options became fully vested during 2014 and therefore there is no remaining unrecognized stock option compensation expense.

A summary of the status of the Company’s restricted stock and changes during the years ended December 31, 2023 and 2022 are presented below.

	DECEMBER 31, 2023		DECEMBER 31, 2022
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	82,023	$18.43	87,850	$18.50
Issued	43,446	$26.46	27,047	$18.86
Vested	(32,178)	$19.08	(31,074)	$19.06
Forfeited	(300)	$17.85	(1,800)	$17.69
Unvested at end of year	92,991	$21.96	82,023	$18.43

The Company issued 43,446 shares of restricted stock in 2023 with a weighted average fair value of $26.46 per share. For the year ended December 31, 2023, total compensation expense recorded in the consolidated statements of income related to restricted stock awards was $533,000, with an offsetting tax benefit of $158,000, as this expense is deductible for income tax purposes. The Company recorded a tax benefit of $73,000 to income tax expense to adjust for the full tax deduction of the vested restricted stock, which is equal to the fair value on the vesting date, as the tax benefit from the restricted stock expense is based on the grant date fair value. As of December 31, 2023, there was $1,647,000 of total unrecognized compensation cost related to restricted stock awards which is expected to be recognized over a weighted-average period of 3.67 years. During 2023, shares of restricted stock awards totaling 32,178 with a fair value of $861,000, based on the vested date of each award, were vested and became unrestricted.

The Company issued 27,047 shares of restricted stock in 2022 with a weighted average fair value of $18.86 per share. For the year ended December 31, 2022, total compensation expense recorded in the consolidated statements of income related to restricted stock awards was $622,000, with an offsetting tax benefit of $184,000, as this expense is deductible for income tax purposes. The Company recorded an additional tax expense of $3,000 to income tax expense to adjust for the full tax deduction of the vested restricted stock, which is equal to the fair value on the vesting date, as the tax benefit from the restricted stock expense is based on the grant date fair value. As of December 31, 2022, there was $1,037,000 of total unrecognized compensation cost related to restricted stock awards which is expected to be recognized over a weighted-average period of 3.23 years. During 2022, shares of restricted stock awards totaling 31,074 with a fair value of $582,000, based on the vested date of each award, were vested and became unrestricted.

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

The Company’s calculation of EPS including basic EPS, which does not consider the effect of common stock equivalents and diluted EPS, which considers all dilutive common stock equivalents is as follows:

	YEAR ENDED DECEMBER 31, 2023
		Weighted Avg
(dollars in thousands)	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$30,848	8,193,874	$3.76

Effect of dilutive securities:
Non-vested restricted stock	—	37,018
Total dilutive shares		37,018

Diluted EPS:
Net income per diluted share	$30,848	8,230,892	$3.75

	YEAR ENDED DECEMBER 31, 2022
		Weighted Avg
(dollars in thousands)	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$22,902	8,169,078	$2.80

Effect of dilutive securities:
Non-vested restricted stock	—	35,691
Total dilutive shares		35,691

Diluted EPS:
Net income per diluted share	$22,902	8,204,769	$2.79

NOTE 13 — COMMITMENTS AND CONTINGENT LIABILITIES

The Company is obligated for rental payments under certain operating lease agreements, some of which contain renewal options and escalation clauses that provide for increased rentals. Total rental expense for the years ended December 31, 2023 and 2022, was $1,523,000 and $1,295,000, respectively.

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

The Company determined the operating lease liability for new lease agreements and renewal options in 2022 and 2023 by calculating the present value of future cash payments, excluding any future renewal options as it was not reasonably certain that they will be exercised. A discount rate was applied to the cash obligation schedule to calculate the present value of the operating lease liability. The discount rate was based on our incremental borrowing rate through our line of credit with the FHLB, for the borrowing term that was equal to the term of each lease. As of December 31, 2023, the weighted average remaining term of the lease contracts was 7.5 years, and the weighted average discount rate used to calculate the present value of the operating lease liability was 2.94%. As of December 31, 2022, the weighted average remaining term of the lease contracts was 8.2 years, and the weighted average discount rate used to calculate the present value of the operating lease liability was 2.80%. The operating lease liability totaled $7,159,000 and $8,007,000 as of December 31, 2023 and 2022, respectively, and is included in interest payable and other liabilities in the condensed consolidated balance sheet. The ROU asset totaled $6,853,000 and $7,755,000 as of December 31, 2023 and 2022, respectively, is recorded in interest receivable and other assets on the condensed consolidated balance sheet.

At December 31, 2023, the future minimum commitments under these operating leases are as follows (in thousands):

Year ending December 31,
2024	$1,400
2025	1,254
2026	1,025
2027	864
2028	828
Thereafter	2,892
$8,263
Reconciling items:
Present value discount	(1,104)
Present value of lease liabilities	$7,159

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

Financial instruments at December 31, 2023 whose contract amounts represent credit risk:

Contract
(in thousands)	Amount

Undisbursed loan commitments	$163,413
Checking reserve	1,334
Equity lines	17,973
Standby letters of credit	3,613
$186,333

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

NOTE 14 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of December 31, 2023 and 2022. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between levels during the years ended December 31, 2023 and 2022.

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

The estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2023 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$216,568	$216,568	1
Restricted equity securities	5,956	5,956	2
Loans, net	1,004,277	917,242	3
Interest receivable	8,386	8,386	2

Financial liabilities:
Deposits	(1,650,534)	(1,649,808)	3
Interest payable	(128)	(128)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,863)	3

The estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2022 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$429,633	$429,633	1
Restricted equity securities	5,236	5,236	2
Loans, net	905,035	853,224	3
Interest receivable	7,930	7,930	2

Financial liabilities:
Deposits	(1,814,297)	(1,813,136)	3
Interest payable	(22)	(22)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(2,124)	3

The following table presents the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the consolidated balance sheets at each respective period end, by level within the fair value hierarchy as of December 31, 2023 and 2022.

	Fair Value Measurements at December 31, 2023 Using
(in thousands)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$80,259	$0	$80,259	$0
Collateralized mortgage obligations	8,664	0	8,664	0
Municipalities	328,908	0	328,908	0
SBA pools	1,395	0	1,395	0
Corporate debt	43,517	0	43,517	0
Asset backed securities	55,335	0	55,335	0

Equity Securities:
Mutual fund	$3,132	$3,132	$0	$0

Assets and liabilities measured on a non-recurring basis:	N/A

	Fair Value Measurements at December 31, 2022 Using
(in thousands)	December 31, 2022	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$88,721	$0	$88,721	$0
Collateralized mortgage obligations	4,611	0	4,611	0
Municipalities	331,581	0	331,581	0
SBA pools	2,362	0	2,362	0
Corporate debt	42,060	0	42,060	0
Asset backed securities	58,103	0	58,103	0

Equity Securities:
Mutual fund	$2,990	$2,990	$0	$0

Assets and liabilities measured on a non-recurring basis:	N/A

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

There have been no significant changes in the valuation techniques during the year ended December 31, 2023.

NOTE 15 — RELATED PARTY TRANSACTIONS

The Company, in the normal course of business, makes loans and receives deposits from its directors, officers, principal shareholders, and their associates. In management’s opinion, these transactions are on substantially the same terms as comparable transactions with other customers of the Company. Loans to directors, officers, shareholders, and affiliates are summarized below:

	YEARS ENDED DECEMBER 31,
(in thousands)	2023	2022

Aggregate amount outstanding, beginning of year	$4,055	$5,622
New loans or advances during year	9,061	10,066
Repayments during year	(2,070)	(11,633)
Aggregate amount outstanding, end of year	$11,046	$4,055

Related party deposits totaled $10,533,000 and $13,564,000 at December 31, 2023 and 2022, respectively.

From time to time, some of the Company’s Directors, directly or through affiliates, may perform services for the Bank. These activities are performed in the ordinary course of the Bank’s business and are subject to strict compliance with the policies outlined below. In 2023, the Company made payments totaling $250,000 to Crown Painting and Design Studio 120, companies affiliated with a Director’s daughter, for renovation and design work performed in connection with various projects and maintenance on the Bank’s branches. In 2022, the Company made payments totaling $782,000 to these same related party companies for similar services. Except for such payments, no other material services or activities were performed for purposes of Item 404(a) of Regulation S-K under the Exchange Act.

NOTE 16 — PROFIT SHARING PLAN

The profit sharing plan to which both the Company and eligible employees contribute was established in 1995. To be eligible, employees must complete six months of service and be 21 years of age or older. Bank contributions are voluntary and at the discretion of the Board of Directors. Contributions were approximately $1,060,000 and $921,000 for the years ended December 31, 2023 and 2022, respectively.

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

Future compensation under both types of arrangements is earned for services rendered through retirement. The Company accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the arrangements. The Company’s current benefit liability is determined based on vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which average approximately ten years. At December 31, 2023 and 2022, $5,808,000 and $5,413,000, respectively, has been accrued to date, and is included in other liabilities on the consolidated balance sheets.

The combined cash surrender value of all Bank-owned life insurance policies was $31,506,000 and $30,218,000 at December 31, 2023 and 2022, respectively.

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

The Company and Bank’s actual capital amounts and ratios at December 31, 2023 and 2022, are presented in the following table.

(in thousands)			Regulatory
	Actual		Minimum
Capital ratios for Bank:	Amount	Ratio	Amount	Ratio

As of December 31, 2023
Total capital (to Risk- Weighted Assets)	$193,005	14.7%	$137,819	>10.5%
Tier I capital (to Risk- Weighted Assets)	$181,500	13.8%	$111,567	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$181,500	13.8%	$91,879	>7.0%
Tier I capital (to Average Assets)	$181,500	9.6%	$75,303	>4.0%

As of December 31, 2022
Total capital (to Risk- Weighted Assets)	$163,593	12.4%	$138,578	>10.5%
Tier I capital (to Risk- Weighted Assets)	$153,579	11.6%	$112,182	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$153,579	11.6%	$92,386	>7.0%
Tier I capital (to Average Assets)	$153,579	7.6%	$81,286	>4.0%

Capital ratios for the Company:

As of December 31, 2023
Total capital (to Risk- Weighted Assets)	$193,280	14.7%	$137,835	>10.5%
Tier I capital (to Risk- Weighted Assets)	$181,775	13.9%	$111,851	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$181,775	13.9%	$91,890	>7.0%
Tier I capital (to Average Assets)	$181,775	9.7%	$75,306	>4.0%

As of December 31, 2022
Total capital (to Risk- Weighted Assets)	$163,810	12.4%	$138,584	>10.5%
Tier I capital (to Risk- Weighted Assets)	$153,796	11.7%	$112,187	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$153,796	11.7%	$92,389	>7.0%
Tier I capital (to Average Assets)	$153,796	7.6%	$81,289	>4.0%

NOTE 20 – PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

(dollars in thousands)
	December 31,	December 31,
	2023	2022
ASSETS

Cash	$167	$165
Investment in bank subsidiary	165,817	126,409
Other assets	153	53

Total assets	$166,137	$126,627

LIABILITIES AND SHAREHOLDERS’ EQUITY

Other liabilities	$45	$1

Total liabilities	$45	$1

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,293,168 and 8,257,894 shares issued and outstanding at December 31, 2023 and 2022, respectively	25,435	25,435
Additional paid-in capital	5,512	5,190
Retained earnings	154,301	126,728
Accumulated other comprehensive loss, net of tax	(19,156)	(30,727)

Total shareholders’ equity	166,092	126,626

Total liabilities and shareholders' equity	$166,137	$126,627

OAK VALLEY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – PARENT ONLY CONDENSED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF INCOME

	Year Ended December 31,
(dollars in thousands)	2023	2022
INCOME
Dividends declared by subsidiary	$2,896	$2,724
Total income	2,896	2,724

EXPENSES
Salary expense	146	136
Employee benefit expense	533	623
Legal expense	62	44
Other operating expenses	91	108
Total expenses	832	911

Income before equity in undistributed income of subsidiary	2,064	1,813

Equity in undistributed net income of subsidiary	28,465	20,826
Income before income tax benefit	30,529	22,639

Income tax benefit	319	263

Net income	$30,848	$22,902

OAK VALLEY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 – PARENT ONLY CONDENSED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
(dollars in thousands)	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,848	$22,902
Adjustments to reconcile net income to net cash from operating activities:
Undistributed net income of subsidiary	(28,465)	(20,826)
Stock based compensation	533	623
Increase (decrease) in other liabilities	44	(1)
Increase in other assets	(101)	(8)
Net cash from operating activities	2,859	2,690

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(2,896)	(2,724)
Inter-company dividend from bank subsidiary	250	250
Tax withholding payments on vested restricted shares surrendered	(211)	(121)
Net cash used in financing activities	(2,857)	(2,595)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2	95

CASH AND CASH EQUIVALENTS, beginning of period	165	70

CASH AND CASH EQUIVALENTS, end of period	$167	$165

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$10,449	$3,910