Form 10-Q
period 2024-03-31
Oak Valley Bancorp
filed 2024-05-14
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,359,556 shares of common stock outstanding as of May 3, 2024.

Oak Valley Bancorp

March 31, 2024

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands)	March 31,	December 31,
	2024	2023
ASSETS
Cash and due from banks	$144,049	$180,068
Federal funds sold	25,680	36,500
Cash and cash equivalents	169,729	216,568

Securities - available for sale	505,091	518,078
Securities - equity investments	3,102	3,132
Loans, net of allowance for credit losses of $10,922 and $10,896 at March 31, 2024 and December 31, 2023, respectively	1,027,323	1,004,277
Cash surrender value of life insurance	31,728	31,506
Bank premises and equipment, net	15,673	15,865
Goodwill and other intangible assets, net	3,452	3,473
Deferred tax asset	14,579	13,247
Interest receivable and other assets	35,062	36,276
	$1,805,739	$1,842,422

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$1,612,400	$1,650,534
Interest payable and other liabilities	26,423	25,796
Total liabilities	1,638,823	1,676,330

Commitments and contingent liabilities

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,359,556 and 8,293,168 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	25,435	25,435
Additional paid-in capital	5,647	5,512
Retained earnings	158,162	154,301
Accumulated other comprehensive loss, net of tax	(22,328)	(19,156)
Total shareholders’ equity	166,916	166,092

	$1,805,739	$1,842,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share amounts)	THREE MONTHS ENDED MARCH 31,
	2024	2023
INTEREST INCOME
Interest and fees on loans	$12,600	$10,471
Interest on securities	5,082	5,125
Interest on federal funds sold	331	288
Interest on deposits with banks	1,979	4,112
Total interest income	19,992	19,996

INTEREST EXPENSE
Deposits	2,751	452
Federal funds purchased	0	1
Total interest expense	2,751	453

Net interest income	17,241	19,543
Provision for (reversal of) credit losses	0	(460)
Net interest income after provision for (reversal of) credit losses	17,241	20,003

NON-INTEREST INCOME
Service charges on deposits	406	416
Debit card transaction fee income	423	405
Earnings on cash surrender value of life insurance	222	189
Mortgage commissions	9	9
Gains on sales and calls of available-for-sale securities	80	143
Other	379	493
Total non-interest income	1,519	1,655

NON-INTEREST EXPENSE
Salaries and employee benefits	7,322	6,439
Occupancy expenses	1,164	1,187
Data processing fees	700	612
Regulatory assessments (FDIC & DFPI)	290	195
Other operating expenses	2,053	1,324
Total non-interest expense	11,529	9,757

Net income before provision for income taxes	7,231	11,901

Total provision for income taxes	1,504	2,676
Net Income	$5,727	$9,225

Net income per share	$0.70	$1.13

Net income per diluted share	$0.69	$1.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,

(dollars in thousands)	2024	2023

Net income	$5,727	$9,225
Other comprehensive income (loss):
Unrealized holding (loss) gain arising during the period	(4,423)	10,933
Less: reclassification for net gains included in net income	(80)	(143)
Other comprehensive (loss) income, before tax	(4,503)	10,790
Tax benefit (expense) related to items of other comprehensive income	1,331	(3,190)
Total other comprehensive (loss) income	(3,172)	7,600
Comprehensive income	$2,555	$16,825

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	THREE MONTHS ENDED MARCH 31, 2024 AND 2023
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2024	8,293,168	$25,435	$5,512	$154,301	$(19,156)	$166,092
Restricted stock issued	70,769	0	0	0	0	0
Restricted stock surrendered for tax withholding	(4,381)	0	(107)	0	0	(107)
Cash dividends declared $0.225 per share of common stock	0	0	0	(1,866)	0	(1,866)
Stock based compensation	0	0	242	0	0	242
Other comprehensive loss	0	0	0	0	(3,172)	(3,172)
Net income	0	0	0	5,727	0	5,727
Balances, March 31, 2024	8,359,556	$25,435	$5,647	$158,162	$(22,328)	$166,916

Balances, January 1, 2023	8,257,894	$25,435	$5,190	$126,728	$(30,727)	$126,626
Restricted stock issued	30,196	0	0	0	0	0
Restricted stock surrendered for tax withholding	(6,429)	0	(176)	0	0	(176)
Cash dividends declared $0.16 per share of common stock	0	0	0	(1,321)	0	(1,321)
Stock based compensation	0	0	145	0	0	145
Other comprehensive gain	0	0	0	0	7,600	7,600
CECL adoption adjustments	0	0	0	(629)	0	(629)
Net income	0	0	0	9,225	0	9,225
Balances, March 31,2023	8,281,661	$25,435	$5,159	$134,003	$(23,127)	$141,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
(dollars in thousands)	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,727	$9,225
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) credit losses	0	(460)
Increase (decrease) in deferred fees/costs, net	143	(26)
Depreciation	330	340
Amortization of investment securities, net	226	288
Unrealized loss (gain) loss on equity securities	57	(51)
Amortization of operating lease right-of-use asset	(56)	(59)
Stock based compensation	242	145
Gain on sales and calls of available-for-sale securities	(80)	(143)
Earnings on cash surrender value of life insurance	(222)	(189)
Decrease in deferred tax asset	(1,332)	(2,926)
Increase in interest payable and other liabilities	627	1,614
Decrease in interest receivable	691	702
Decrease in other assets	1,931	3,562
Net cash from operating activities	8,284	12,022

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(4,980)	(40,660)
Purchases of equity securities	(27)	(24)
Proceeds from the sale of available-for-sale securities	8,149	42,934
Proceeds from maturities, calls, and principal paydowns of available-for-sale securities	5,169	3,259
Net increase in loans	(23,189)	(10,981)
Purchases of premises and equipment	(138)	(162)
Net cash used in investing activities	(15,016)	(5,634)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(1,866)	(1,321)
Net decrease in demand deposits and savings accounts	(50,464)	(41,154)
Net increase (decrease) in time deposits	12,330	(3,967)
Tax withholding payments on vested restricted shares surrendered	(107)	(176)
Net cash used in financing activities	(40,107)	(46,618)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(46,839)	(40,230)

CASH AND CASH EQUIVALENTS, beginning of period	216,568	429,633

CASH AND CASH EQUIVALENTS, end of period	$169,729	$389,403

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,708	$448
Operating leases	$342	$386
Income taxes	$11	$0

NON-CASH INVESTING ACTIVITIES:
Change in unrealized (loss) gain on securities	$(4,503)	$10,790
Right-of-use asset obtained in exchange for new operating lease liability	$-	$(444)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Oak Valley Bancorp (“the Company”, “us”, “our”) is the parent holding company for Oak Valley Community Bank (the “Bank”), a California state-chartered bank.  The consolidated financial statements include the accounts of the parent company and its wholly-owned bank subsidiary. Unless otherwise stated, the “Company” refers to the consolidated entity, Oak Valley Bancorp, while the “Bank” refers to Oak Valley Community Bank. All material intercompany transactions have been eliminated. The interim consolidated financial statements included in this Quarterly Report on Form 10-Q are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2024 are not necessarily indicative of the results of a full year’s operations. Certain prior period amounts have been reclassified to conform to the current period presentation. There was no effect on net income or shareholders’ equity as previously reported as a result of reclassifications. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2023.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the Company’s consolidated financial statements include the allowance for credit losses and fair value measurements. The estimates and assumptions may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from these estimates due to the uncertainty of various qualitative factors. Descriptions of our significant accounting policies are included in Note 1. Summary of Accounting Policies in the Notes to Consolidated Financial Statements in the 2023 Annual Report on Form 10-K.

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

Results for reporting periods beginning after January 1, 2023 are presented under CECL.  The transition adjustment of the CECL adoption included an increase in the allowance for credit losses of $346,000, an increase of $547,000 to the reserve for unfunded commitments, a $629,000 decrease to retained earnings, and a $264,000 tax benefit recorded as part of the deferred tax asset in the Company’s Consolidated Balance Sheet.

In March 2020, FASB issued ASU 2020-04 - Reference Rate Reform (Subtopic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. The ASU was effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, FASB Issued ASU 2022-06 to defer the sunset date from December 31, 2022 to December 31, 2024. The ASU did not have a material impact on our consolidated financial statements. As a result of the phase out of LIBOR immediately after June 30, 2023, our loans that were indexed to LIBOR have transitioned to CME Term SOFR, as of March 31, 2024.

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

In March 2023, the FASB issued ASU No. 2023-02, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force). The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of the program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. A reporting entity may make an accounting policy election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity level or to individual investments. Previously, only Low-Income Housing Tax Credit investments were eligible to apply the proportional amortization method. This ASU became effective on January 1, 2024. The adoption of this ASU did not have a material impact on the consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). The update requires enhanced disclosures about significant segment expenses, enhanced interim disclosure requirements, clarification for when multiple segment measures of profit or loss can be disclosed and other requirements intended to improve overall reportable segment disclosures in annual and interim periods. ASU 2023-07 is effective for the Company in the annual period beginning on January 1, 2024 and interim periods beginning on January 1, 2025 with retrospective application to all prior periods presented. Early adoption is permitted. The Company does not expect ASU 2023-07 to have a significant impact on its disclosures as the Company operates as a single segment and reporting unit.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires additional annual disclosures including further disaggregation of information in the rate reconciliation, additional information for reconciling items meeting a quantitative threshold, further disaggregation of income taxes paid and other required disclosures. ASU 2023-09 is effective for the Company in the annual period beginning on January 1, 2025 and applied on a prospective basis with both early adoption and retrospective application permitted. The Company is evaluating the impact of ASU 2023-09 on its income tax disclosures.

NOTE 3 – SECURITIES

Equity Securities

The Company held equity securities with fair values of $3,102,000 and $3,132,000 as of March 31, 2024 and December 31, 2023, respectively. There were no sales of equity securities during the three-month periods ended March 31, 2024 and 2023. Consistent with ASC 321, Equity Securities, these securities are carried at fair value with the changes in fair value recognized in the condensed consolidated statements of income. Accordingly, the Company recognized a loss of $57,000 during the three-month period ended March 31, 2024, as compared to a gain of $51,000 during the same period of 2023.

Debt Securities

Debt securities have been classified in the financial statements as available for sale. The amortized cost and estimated fair values of debt securities as of March 31, 2024 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$89,333	$9	$(5,199)	$84,143
Collateralized mortgage obligations	8,866	0	(516)	8,350
Municipalities	341,587	1,550	(23,351)	319,786
SBA pools	1,172	2	(2)	1,172
Corporate debt	45,500	21	(3,382)	42,139
Asset backed securities	50,332	153	(984)	49,501
	$536,790	$1,735	$(33,434)	$505,091

The following table details the gross unrealized losses and fair values of debt securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2024.

(dollars in thousands)		Less than 12 months		12 months or more		Total
Description of Securities	Number of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	52	$4,954	$(101)	$77,663	$(5,098)	$82,617	$(5,199)
Collateralized mortgage obligations	6	4,630	(71)	3,719	(445)	8,349	(516)
Municipalities	119	51,064	(661)	208,604	(22,690)	259,668	(23,351)
SBA pools	3	113	0	314	(2)	427	(2)
Corporate debt	11	0	0	38,118	(3,382)	38,118	(3,382)
Asset backed securities	17	688	(3)	30,348	(981)	31,036	(984)
Total temporarily impaired securities	208	$61,449	$(836)	$358,766	$(32,598)	$420,215	$(33,434)

For available-for-sale debt securities in an unrealized loss position, management evaluates whether the decline in fair value is a reflection of credit deterioration or other factors. In performing this evaluation, management considers the extent which fair value has fallen below amortized cost, changes in ratings by rating agencies, and other information indicating a deterioration in repayment capacity of either the underlying issuer or the borrowers providing repayment capacity in a securitization. If management’s evaluation indicates that a credit loss exists then a present value of the expected cash flows is calculated and compared to the amortized cost basis of the security in question and to the degree that the amortized cost basis exceeds the present value an allowance for credit loss (“ACL”) is established, with the caveat that the maximum amount of the reserve on any individual security is the difference between the fair value and amortized cost balance of the security in question. Any unrealized loss that has not been recorded through an ACL is recognized in other comprehensive income. As of March 31, 2024, accrued interest receivable on available-for-sale securities was $4,478,000 and is not included in the tables within this footnote.

The unrealized losses are due primarily to rising market yields and not due to credit deterioration. As such, no ACL on available-for-sale securities has been established as of March 31, 2024. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities as of March 31, 2024, segregated by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$99,324	$94,652
Due after one year through five years	145,025	141,716
Due after five years through ten years	218,432	199,851
Due after ten years	74,009	68,872
	$536,790	$505,091

The amortized cost and estimated fair values of debt securities as of December 31, 2023 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$84,678	$11	$(4,430)	$80,259
Collateralized mortgage obligations	9,108	0	(444)	8,664
Municipalities	345,981	2,792	(19,865)	328,908
SBA pools	1,394	3	(2)	1,395
Corporate debt	47,500	9	(3,992)	43,517
Asset backed securities	56,613	133	(1,411)	55,335
	$545,274	$2,948	$(30,144)	$518,078

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

The Company recognized losses of $1,000 on called securities during the three-month period ended March 31, 2024, as compared to no gains or losses during the comparable 2023 period. The Company sold one available-for-sale security during the three-months ended March 31, 2024 with a book value of $1,958,000, resulting in gross gains of $81,000, as compared to 24 securities sold with a book value of $42,791,000, resulting in gross losses of $72,000 and gross gains of $215,000, for a net gain of $143,000 during the three-months ended March 31, 2023.

Debt securities carried at $292,234,000 and $288,199,000 as of March 31, 2024 and December 31, 2023, respectively, were pledged to secure deposits of public funds.

NOTE 4 – LOANS

The Company’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of March 31, 2024, approximately 87% of the Company’s loans are commercial real estate loans, which include construction loans. Approximately 7% of the Company’s loans are for general commercial uses including professional, retail, and small business. Additionally, 3% of the Company’s loans are for residential real estate and other consumer loans. The remaining 3% are agriculture loans. As of March 31, 2024, accrued interest receivable on loans was $2,987,000 and is not included in the tables within this footnote. Loan totals were as follows:

(in thousands)	March 31, 2024	December 31, 2023
Commercial real estate:
Construction & land	$69,098	$63,060
Multi-family	53,707	54,045
Owner occupied	215,789	210,407
Non-owner occupied	475,328	470,052
Farmland	95,491	96,188
Commercial and industrial	69,151	65,218
Consumer	31,857	31,687
Agriculture	29,088	25,922
Total loans	1,039,509	1,016,579

Less:
Deferred loan fees and costs, net	(1,264)	(1,406)
Allowance for credit losses	(10,922)	(10,896)
Net loans	$1,027,323	$1,004,277

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. As of March 31, 2024 and December 31, 2023, respectively, approximately 35% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

Consumer loans are originated utilizing a computer-based credit scoring analysis to supplement the underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis. Underwriting standards for home equity loans follow bank policy, which include, but are not limited to, a maximum loan-to-value percentage of 80%, a maximum housing and total debt ratio of 36% and 42%, respectively and other specified credit and documentation requirements.

Agricultural loans largely consist of real estate loans, development loans, and operating facilities to support crop production, livestock, dairy, and other agricultural interests. Agricultural loans are especially vulnerable to two risk factors that are largely outside the control of Company and borrowers: commodity prices and weather conditions. Other environmental factors such as the availability of water will also affect the production of crops. Underwriting practices include estimating future repayment sources based on information taken from the customer, peer reports, or appraisals. With the cyclicality of agricultural operations, increased focus is placed on access to liquidity and equity to support the operations when faced with unfavorable industry trends as well as the sponsor’s industry experience.

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

No loans were on non-accrual status as of March 31, 2024, December 31, 2023, and March 31, 2023.

The following table analyzes past due loans including any past due non-accrual loans, segregated by class of loans, as of March 31, 2024 (in thousands):

March 31, 2024	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	90 Days or More Past Due and Still Accruing
Commercial real estate:
Construction & land	$0	$0	$0	$0	$69,098	$69,098	$0
Multi-family	0	0	0	0	53,707	53,707	0
Owner occupied	0	0	0	0	215,789	215,789	0
Non-owner occupied	0	0	0	0	475,328	475,328	0
Farmland	0	0	0	0	95,491	95,491	0
Commercial and industrial	0	0	0	0	69,151	69,151	0
Consumer	11	0	0	11	31,846	31,857	0
Agriculture	0	0	0	0	29,088	29,088	0
Total	$11	$0	$0	$11	$1,039,498	$1,039,509	$0

The following table analyzes past due loans including any past due non-accrual loans, segregated by class of loans, as of December 31, 2023 (in thousands):

December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	90 Days or More Past Due and Still Accruing
Commercial real estate:
Construction & land	$0	$0	$0	$0	$63,060	$63,060	$0
Multi-family	0	0	0	0	54,045	54,045	0
Owner occupied	0	0	0	0	210,407	210,407	0
Non-owner occupied	0	0	0	0	470,052	470,052	0
Farmland	0	0	0	0	96,188	96,188	0
Commercial and industrial	0	0	0	0	65,218	65,218	0
Consumer	0	0	0	0	31,687	31,687	0
Agriculture	0	0	0	0	25,922	25,922	0
Total	$0	$0	$0	$0	$1,016,579	$1,016,579	$0

Collateral Dependent Loans. Management’s evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Under CECL, loans can be determined to be collateral dependent if foreclosure of the loan’s underlying collateral is probable or as a practical expedient if the borrower is experiencing financial difficulties and the repayment is expected to be provided substantially through the operation or sale of the collateral. Loans are written down to the lower of cost or fair value of underlying collateral, less estimated costs to sell. The Company had no collateral dependent loans as of March 31, 2024 and December 31, 2023.

Loan Modification Disclosures Pursuant to ASU 2022-02 - The Company may agree to different types of concessions when modifying a loan. There were no loan modifications to borrowers experiencing financial difficulty, including principal forgiveness, rate reductions, payment deferral or term extension, during the three-months ended March 31, 2024 and 2023.

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

As of March 31, 2024 and December 31, 2023, there are no loans that are classified with risk grades of 8- Loss.

The risk grades are reviewed every month, at a minimum and on an as-needed basis depending on the specific circumstances of the loan.

The following table summarizes loan risk grade totals by class and year of origination as of March 31, 2024. Risk grades 1 through 4(W) have been aggregated in the “Pass” line.

	As of March 31, 2024
(in thousands)	Term Loans Amortized Cost Basis by Origination Year
Risk Grade Ratings	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial real estate - construction & land
Pass	$1,200	$23,456	$40,667	$923	$0	$2,852	$0	$69,098
Total commercial real estate - construction & land	1,200	23,456	40,667	923	0	2,852	0	69,098

Commercial real estate - multi-family
Pass	0	3,782	6,943	8,676	3,443	30,863	0	53,707
Total commercial real estate - multi-family	0	3,782	6,943	8,676	3,443	30,863	0	53,707

Commercial real estate - owner occupied
Pass	10,129	9,966	40,421	47,824	25,161	69,133	62	202,696
Special mention	0	0	0	7,612	0	287	605	8,504
Substandard	0	0	0	0	0	4,589	0	4,589
Total commercial real estate - owner occupied	10,129	9,966	40,421	55,436	25,161	74,009	667	215,789

Commercial real estate - non-owner occupied
Pass	1,718	77,849	78,603	80,476	43,124	187,546	1,931	471,247
Special mention	0	0	0	0	0	4,081	0	4,081
Total commercial real estate - non-owner occupied	1,718	77,849	78,603	80,476	43,124	191,627	1,931	475,328

Commercial real estate - Farmland
Pass	4,307	13,271	10,291	16,756	15,042	29,655	0	89,322
Special mention	0	0	0	0	0	6,169	0	6,169
Total commercial real estate - farmland	4,307	13,271	10,291	16,756	15,042	35,824	0	95,491

Commercial and Industrial
Pass	6,889	11,905	11,306	8,752	5,292	5,780	19,144	69,068
Special mention	0	0	0	0	0	5	0	5
Substandard	0	0	0	0	0	78	0	78
Total commercial and industrial	6,889	11,905	11,306	8,752	5,292	5,863	19,144	69,151

Consumer
Pass	1,759	1,142	4,960	3,727	2,181	9,217	8,823	31,809
Substandard	3	0	0	0	0	45	0	48
Total consumer	1,762	1,142	4,960	3,727	2,181	9,262	8,823	31,857

Agriculture
Pass	0	1,929	1,310	1,300	0	636	16,923	22,098
Special mention	0	1,592	0	0	0	0	5,398	6,990
Total agriculture	0	3,521	1,310	1,300	0	636	22,321	29,088

Total by Risk Category
Pass	26,002	143,300	194,501	168,434	94,243	335,682	46,883	1,009,045
Special mention	0	1,592	0	7,612	0	10,542	6,003	25,749
Substandard	3	0	0	0	0	4,712	0	4,715
Total	$26,005	$144,892	$194,501	$176,046	$94,243	$350,936	$52,886	$1,039,509

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

The DCF quantitative reserve methodology incorporates the consideration of probability of default (“PD”) and loss given default (“LGD”) estimates to estimate periodic losses. The PD estimates are derived through the application of reasonable and supportable economic forecasts to call code specific regression models, derived from the consideration of historical bank-specific and peer loss-rate data. The loss rate data has been regressed against benchmark economic indicators, for which reasonable and supportable forecasts exist, in the development of the call-code specific regression models. Regression models are generally refreshed on an annual basis, in order to pull in more recent loss rate data. Reasonable and supportable forecasts of the selected economic metric are then input into the regression model to calculate an expected default rate. The expected default rates are then applied to expected monthly loan balances estimated through the consideration of contractual repayment terms and expected prepayments. The Company utilizes a four-quarter forecast period, after which the expected default rates revert to the historical average for each call code, over a four-quarter reversion period, on a straight-line basis. The prepayment assumptions applied to expected cash flow over the contractual life of the loans are estimated based on historical, bank-specific experience, peer data and the consideration of current and expected conditions and circumstances including the level of interest rates. The prepayment assumptions may be updated by Management in the event that changing conditions impact Management’s estimate or additional historical data gathered has resulted in the need for a reevaluation. LGD utilized in the DCF is derived from the application of the Frye-Jacobs theory which relates LGD to PD based on historical peer data, as calculated by a third-party. The call code regression models utilized upon implementation of CECL on January 1, 2023, and as of March 31, 2024, were identical, and relied upon reasonable and supportable forecasts of the National Unemployment Rate. Some of the call code regression models also use the Real Gross Domestic Product. Management selected the National Unemployment Rate and the Real Gross Domestic Product as the drivers of quantitative portion of collectively reserves on loan classes reliant upon the DCF methodology, primarily as a result of high correlation coefficients identified in regression modeling, the availability of forecasts including the quarterly FOMC forecast, and given the widespread familiarity of stakeholders with this economic metric.

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

The following table details activity in the ACL by portfolio segment for the three-month periods ended March 31, 2024 and 2023. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Credit Losses
For the Three Months Ended March 31, 2024 and 2023

(in thousands)
Three Months Ended March 31, 2024	CRE Construction & Land	CRE Multi- family	CRE Owner occupied	CRE Non- owner occupied	CRE Farmland	Commercial and Industrial	Consumer	Agriculture	Total
Beginning balance	$1,227	$667	$1,805	$4,805	$1,468	$650	$227	$47	$10,896
Charge-offs	0	0	0	0	0	0	(14)	0	(14)
Recoveries	0	0	0	0	0	36	4	0	40
Provision for (reversal of) credit losses	(168)	(33)	4	(185)	(6)	336	18	34	0
Ending balance	$1,059	$634	$1,809	$4,620	$1,462	$1,022	$235	$81	$10,922
Three Months Ended March 31, 2023
Beginning balance	$1,055	$479	$1,798	$4,211	$830	$612	$311	$172	$9,468
CECL day-one adjustments	338	23	103	25	12	102	(120)	(137)	346
Charge-offs	0	0	0	0	0	(12)	(8)	0	(20)
Recoveries	34	0	0	0	0	12	3	0	49
Provision for (reversal of) credit losses	(670)	7	54	108	60	(35)	17	(1)	(460)
Ending balance	$757	$509	$1,955	$4,344	$902	$679	$203	$34	$9,383

The following table details the ACL and ending gross loan balances as of March 31, 2024 and December 31, 2023, summarized by collective and individual evaluation methods of impairment.

(in thousands)
March 31, 2024	CRE Construction & Land	CRE Multi- family	CRE Owner occupied	CRE Non- owner occupied	CRE Farmland	Commercial and Industrial	Consumer	Agriculture	Total
Allowance for credit losses for loans:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	1,059	634	1,809	4,620	1,462	1,022	235	81	10,922
	$1,059	$634	$1,809	$4,620	$1,462	$1,022	$235	$81	$10,922

Ending gross loan balances:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	69,098	53,707	215,789	475,328	95,491	69,151	31,857	29,088	1,039,509
	$69,098	$53,707	$215,789	$475,328	$95,491	$69,151	$31,857	$29,088	$1,039,509

December 31, 2023
Allowance for credit losses for loans:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	1,227	667	1,805	4,805	1,468	650	227	47	10,896
	$1,227	$667	$1,805	$4,805	$1,468	$650	$227	$47	$10,896

Ending gross loan balances:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	63,060	54,045	210,407	470,052	96,188	65,218	31,687	25,922	1,016,579
	$63,060	$54,045	$210,407	$470,052	$96,188	$65,218	$31,687	$25,922	$1,016,579

The following table presents gross charge-offs for the three-months ended March 31, 2024 by portfolio class and origination year:

	Three Months Ended March 31, 2024
(in thousands)	Term Loans Charged-off by Origination Year
Chargeoffs	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial real estate:
Construction & land	$0	$0	$0	$0	$0	$0	$0	$0
Multi-family	0	0	0	0	0	0	0	0
Owner occupied	0	0	0	0	0	0	0	0
Non-owner occupied	0	0	0	0	0	0	0	0
Farmland	0	0	0	0	0	0	0	0
Commercial and industrial	0	0	0	0	0	0	0	0
Consumer	0	0	0	0	0	0	14	14
Agriculture	0	0	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$0	$14	$14

Changes in the reserve for off-balance-sheet commitments were as follows:

(in thousands)	THREE MONTHS ENDED MARCH 31,
	2024	2023

Balance, beginning of period	$609	$546
CECL day-one adjustment	0	547
Reversal to operations for off balance sheet commitments	(78)	(352)
Balance, end of period	$531	$741

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

At March 31, 2024 and December 31, 2023, loans carried at $1,039,509,000 and $1,016,579,000, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 5 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The condensed consolidated financial statements include various estimated fair value information as of March 31, 2024 and December 31, 2023. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between levels during the three-month periods ended March 31, 2024 and 2023.

The estimated fair values of the Company’s financial instruments not measured at fair value as of March 31, 2024 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$169,729	$169,729	1
Restricted equity securities	5,956	5,956	2
Loans, net	1,027,323	946,897	3
Interest receivable	7,695	7,695	2

Financial liabilities:
Deposits	(1,612,400)	(1,611,654)	3
Interest payable	(171)	(171)	2

Off-balance-sheet liabilities:
Commitments and standby letters of credit		(1,792)	3

The estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2023 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$216,568	$216,568	1
Restricted equity securities	5,956	5,956	2
Loans, net	1,004,277	917,242	3
Interest receivable	8,386	8,386	2

Financial liabilities:
Deposits	(1,650,534)	(1,649,808)	3
Interest payable	(128)	(128)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,863)	3

The following tables present the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the condensed consolidated balance sheets at each respective period end, by level within the fair value hierarchy as of March 31, 2024 and December 31, 2023.

	Fair Value Measurements as of March 31, 2024 Using
(in thousands)	March 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$84,143	$0	$84,143	$0
Collateralized mortgage obligations	8,350	0	8,350	0
Municipalities	319,786	0	319,786	0
SBA pools	1,172	0	1,172	0
Corporate debt	42,139	0	42,139	0
Asset-backed securities	49,501	0	49,501	0

Equity Securities:
Mutual fund	$3,102	$3,102	$0	$0

Assets and liabilities measured on a non-recurring basis:	N/A

	Fair Value Measurements at December 31, 2023 Using
(in thousands)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$80,259	$0	$80,259	$0
Collateralized mortgage obligations	8,664	0	8,664	0
Municipalities	328,908	0	328,908	0
SBA pools	1,395	0	1,395	0
Corporate debt	43,517	0	43,517	0
Asset backed securities	55,335	0	55,335	0

Equity Securities:
Mutual fund	$3,132	$3,132	$0	$0

Assets and liabilities measured on a non-recurring basis:	N/A

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

There have been no significant changes in the valuation techniques during the three-month period ended March 31, 2024.

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

The Company’s calculation of basic and diluted EPS for the three-month periods ended March 31, 2024 and 2023 are reflected in the tables below.

	THREE MONTHS ENDED
(In thousands)	MARCH 31,
	2024	2023
BASIC EARNINGS PER SHARE

Net income	$5,727	$9,225
Weighted average shares outstanding	8,210	8,183
Net income per common share	$0.70	$1.13

DILUTED EARNINGS PER SHARE

Net income	$5,727	$9,225
Weighted average shares outstanding	8,210	8,183
Effect of dilutive non-vested restricted shares	35	44
Weighted average shares of common stock and common stock equivalents	8,245	8,227
Net income per diluted common share	$0.69	$1.12

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

The following discussion explains the significant factors affecting the Company’s operations and financial position for the periods presented. The discussion should be read in conjunction with the Company’s financial statements and the notes related thereto which appear or that are referenced to elsewhere in this report, and with the audited consolidated financial statements and accompanying notes included in the Company’s 2023 Annual Report on Form 10-K. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Introduction

Oak Valley Bancorp operates Oak Valley Community Bank as a community bank in the general commercial banking business, with our primary market encompassing the California Central Valley around Sacramento, Stockton, Modesto, and the Eastern Sierras. As such, unless otherwise noted, all references are about Oak Valley Bancorp.

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

Management believes the following were important factors in the Company’s performance during the three-month period ended March 31, 2024:

•

The Company recognized net income of $5,727,000 for the three-month period ended March 31, 2024, as compared to $9,225,000 for the same period in 2023. The net income decreases were mainly due to higher interest rates on deposit accounts, an increase in operating expenses, and a reversal of credit loss provisions recorded in the prior year.

•	The Company did not record a credit loss provision during the three months ended March 31, 2024, as compared to a reversal of credit provisions of $460,000 during the comparable period of 2023.

•

Net interest income decreased $2,302,000 or 11.8% for the three-month period ended March 31, 2024, compared to the same period in 2023. The net interest income decrease was mainly due to an increase in interest expense on deposit accounts.

•

Non-interest income decreased by $136,000 or 8.2% for the three-month period ended March 31, 2024, as compared to the same period in 2023. The decrease was primarily due to fair value changes in an equity security.

•

Non-interest expense increased by $1,772,000 or 18.2% for the three-month period ended March 31, 2024, as compared to the same period in 2023. The increase was primarily due to staffing increases and overhead related to servicing the growing business portfolios.

•

Total assets decreased $36,683,000 or 2.0%, total net loans increased by $23,046,000 or 2.3% and investment securities decreased by $13,017,000 or 2.5% in each case from December 31, 2023 to March 31, 2024, while deposits decreased by $38,134,000 or 2.3% for the same period. Consequently, cash and cash equivalent balances decreased by $46,839,000 or 21.6%.

Income Summary

For the three-month period ended March 31, 2024, the Company recorded net income of $5,727,000, representing a decrease of $3,498,000, as compared to the same period in 2023.  Return on average assets (annualized) was 1.26% for the three-months ended March 31, 2024, as compared to 1.93% for the same period in 2023.  Annualized return on average common equity was 13.86% for the three-months ended March 31, 2024, as compared to 28.36% for the same period in 2023. Net income before provisions for income taxes decreased by $4,670,000 for the three-month period ended March 31, 2024, from the same period in 2023.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

(In thousands)	Effect on Pre-Tax
Income
Increase (Decrease)
Three Months Ended
March 31, 2024
Change from 2023 to 2024 in:
Net interest income	$(2,302)
Provision for credit losses	(460)
Non-interest income	(136)
Non-interest expense	(1,772)
Change in net income before income taxes	$(4,670)

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three-month period ended March 31, 2024, net interest income was $17,241,000, which represents a decrease of $2,302,000 or 11.8%, from the comparable period in 2023. The decrease was due to rising interest rates on deposit accounts, as the average cost of funds increased to 0.67% for the three-month period of 2024, as compared to 0.10% in the same period of 2023. The Company has increased rates on certain accounts and deposit products in order to remain competitive to our peer group and to maintain current liquidity levels, which remains at a high level.

The net interest margin (net interest income as a percentage of average interest earning assets) was 4.09% for the three-month period ended March 31, 2024, as compared to 4.39% for the same period in 2023. The decrease in net interest margin is primarily due to the rising interest rates on deposit accounts, as discussed above.

The FOMC rate increases in 2022 and 2023, continued to have a positive impact on repricing of earning asset yields, which partially offset the higher cost of funds. The earning asset yield increased by 25 basis points for the three-month period ended March 31, 2024, as compared to the same period of 2023.

The following table shows the relative impact of changes in average balances of interest earning assets and interest-bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three-month periods ended March 31, 2024 and 2023:

Net Interest Analysis

	Three months ended			Three months ended
	March 31, 2024			March 31, 2023
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)
Assets:
Earning assets:
Gross loans (1) (2)	$1,028,160	$12,619	4.92%	$918,099	$10,491	4.63%
Investment securities (2)	544,377	5,624	4.14%	563,495	5,766	4.15%
Federal funds sold	24,334	331	5.46%	25,059	288	4.66%
Interest-earning deposits	147,657	1,978	5.37%	361,600	4,112	4.61%
Total interest-earning assets	1,744,528	20,552	4.73%	1,868,253	20,657	4.48%
Total noninterest earning assets	79,681			72,879
Total assets	1,824,209			1,941,132
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	477,421	509	0.43%	499,108	210	0.17%
Money market deposits	367,273	1,700	1.86%	402,739	195	0.20%
Savings deposits	134,078	69	0.21%	162,340	22	0.05%
Time deposits $250,000 and under	37,527	304	3.25%	20,000	15	0.30%
Time deposits over $250,000	22,960	169	2.95%	15,163	10	0.27%
Total interest-bearing liabilities	1,039,259	2,751	1.06%	1,099,350	452	0.17%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	593,158			681,089
Other liabilities	26,079			28,761
Total noninterest-bearing liabilities	619,237			709,850
Shareholders' equity	165,713			131,932
Total liabilities and shareholders' equity	$1,824,209			$1,941,132
Net interest income		$17,801			$20,205
Net interest spread (3)			3.66%			4.32%
Net interest margin (4)			4.09%			4.39%

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

Shown in the following table is the relative impact on net interest income of changes in the average outstanding balances (volume) of earning assets and interest-bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three-month periods ended March 31, 2024 and 2023.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

	For the Three Months Ended March 31, 2024
	compared to March 31, 2023
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$1,258	$870	$2,128
Investment securities (2)	(196)	54	(142)
Federal funds sold	(8)	51	43
Interest-earning deposits	(2,432)	298	(2,134)
Total interest income	$(1,378)	$1,273	$(105)

Interest expense:
Interest-earning DDA	$(9)	$308	$299
Money market deposits	(17)	1,522	1,505
Savings deposits	(4)	51	47
Time deposits $250,000 and under	13	276	289
Time deposits over $250,000	5	154	159
Total interest expense	$(12)	$2,311	$2,299

Change in net interest income	$(1,366)	$(1,038)	$(2,404)

__________________________________

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

The table above reflects a decrease of $1,366,000 in net interest income due to changes in volume combined with the overall change in mix of balances during the first quarter of 2024, as compared to the same period of 2023. Changes in earning asset yields and rates on interest-bearing liabilities resulted in a decrease of $1,038,000 to net interest income, over the same period. This decrease was mainly due to higher interest rates paid on deposit accounts.

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

The Company had no provisions for credit losses during the three-month period ended March 31, 2024, as compared to provision reversals of $460,000 during the same period of 2023, as determined by the output of our CECL internal credit risk model. Credit quality remained strong with non-accrual loans remaining at a zero balance throughout the three-month period ending March 31, 2024. Management will continue to closely monitor the credit risks to our loan portfolio and may need to make qualitative adjustments depending on factors that may impact the economy and the financial condition of our borrowers.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three-month period ended March 31, 2024, non-interest income was $1,519,000, representing a decrease of $136,000 or 8.2%, compared to the same period in 2023.

The following tables show the major components of non-interest income:

(in thousands)	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Service charges on deposits	$406	$416	$(10)	-2.4%
Debit card transaction fee income	423	405	18	4.4%
Earnings on cash surrender value of life insurance	222	189	33	17.5%
Mortgage commissions	9	9	0	0.0%
Gain on sales and calls of available-for-sale securities	80	143	(63)	-44.1%
Other income	379	493	(114)	-23.1%
Total non-interest income	$1,519	$1,655	$(136)	-8.2%

Service charges on deposits decreased by $10,000 for the three-months ended March 31, 2024, compared to the same period in 2023. The decrease was due to a change in the fees charged to deposit customers for non-sufficient fund and overdraft items that took effect in January 2024.

Debit card transaction fee income increased by $18,000 for the three-months ended March 31, 2024, compared to the same period in 2023. The increase is attributable to the trend from traditional payment methods to electronic payment methods, including bank debit cards, in addition to an increase in the number of checking deposit accounts.

Earnings on cash surrender value of life insurance increased by $33,000 for the three-months ended March 31, 2024, compared to the same period in 2023, corresponding to higher yields earned in 2024 and one additional policy that was purchased in July of 2023.

Mortgage commissions remained flat at $9,000 for the three-months ended March 31, 2024, as compared to the same period of 2023. Overall, the demand for home purchases and refinancing has decreased in 2023 and 2024 compared to prior years, mainly due to higher interest rates.

Gains on sales and calls of available-for-sale securities decreased by $63,000 in the first quarter of 2024 compared to the same period in 2023, as there was only one security sold during 2024, compared to twenty-four securities sold during the first three months of 2023. Other income decreased by $114,000 for the three-month period ended March 31, 2024, as compared to the same period of 2023. The decrease is mainly due to negative changes in the fair value of one equity security.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

(in thousands)	For the Three Months Ended March 31,
	2024	2023	$ Change	% Change
Salaries and employee benefits	$7,322	$6,439	$883	13.7%
Occupancy expenses	1,164	1,187	(23)	-1.9%
Data processing fees	700	612	88	14.4%
Regulatory assessments (FDIC & DFPI)	290	195	95	48.7%
Other operating expenses	2,053	1,324	729	55.1%
Total non-interest expense	$11,529	$9,757	$1,772	18.2%

Non-interest expenses increased by $1,772,000 or 18.2% for the three-months ended March 31, 2024, as compared to the same period of 2023.  Salaries and employee benefits increased $883,000 for the three-months ended March 31, 2024, as compared to the same period of 2023, due to additional staffing expense required to support the continued growth of our business portfolios.

Occupancy expenses decreased by $23,000 for the three-months ended March 31, 2024, as compared to the same period of 2023, due to a decline in fixed asset depreciation and general operating costs related to branch facilities.

Data processing fees increased by $88,000, for the three-month period ended March 31, 2024, as compared to the same period of 2023, primarily due to servicing costs on the growing number of loan and deposit accounts as well as upgrades to our online banking platform.

Federal Deposit Insurance Corporation (“FDIC”) and California Department of Financial Protection and Innovation (“DFPI”) regulatory assessments increased by $95,000 for the three-months ended March 31, 2024, as compared to the same period in 2023.  The increase was due to the FDIC increasing the base rate to 0.05%, on an annual basis, for all member banks in order to build up the Deposit Insurance Fund. The FDIC adopted a final rule in June 2022, applicable to all insured depository institutions, to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. The final rule became effective as of January 1, 2023, with an invoice payment date of June 30, 2023. The FDIC said that the increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio of the Deposit Insurance fund reaches the statutory minimum of 1.35 percent by the statutory deadline of September 30, 2028. The final assessment rate for financial institutions is determined by making adjustments to the base rate for various credit quality factors and other risk metrics of the institution as defined by the FDIC. The Company’s risk profile and the related assessment rate remains at a relatively low level due to our strong credit quality, earnings and risk-based capital ratios. Management recognizes that assessments could increase further depending on deposit growth throughout the remainder of 2024, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis, and based on FDIC’s discretion to increase the base assessment rate as needed to replenish the Deposit Insurance Fund. Moreover, the FDIC retains the authority and discretion to increase base assessment rates for banking entities in the future, as circumstances warrant.

Other expense increased by $729,000 for the three-month period ended March 31, 2024, as compared to the same period in 2023. The increase was partially due to a change in the provision for off balance sheet loan commitments, in combination with various general operating expense increases, which is expected given the expansion of the Company’s business portfolios.

Management anticipates that non-interest expense will continue to increase as the Company continues to grow.  However, management remains committed to cost-control and efficiency, and expects to keep these increases to a minimum relative to growth.

Income Taxes

The Company recorded provisions for income taxes of $1,504,000 for the three-month period ended March 31, 2024, representing a decrease of $1,172,000 compared to the provisions recorded in the comparable period of 2023. The effective income tax rate on income from continuing operations was 20.8% for the three-months ended March 31, 2024, compared to 22.5% for the comparable period of 2023. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, bank owned life insurance and certain tax-exempt loans). The disparity between the effective tax rates for the year-to-date period of 2023 as compared to 2024 is primarily due to tax credits from low-income housing projects as well as tax free-income on municipal securities and loans that comprised a larger proportion of pre-tax income in 2024 as compared to 2023.

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

Non-accrual loans totaled $0 as of March 31, 2024 and December 31, 2023.  At March 31, 2024 and December 31, 2023, there were no loan modifications pursuant to ASU 2022-02, and therefore there were no payment delinquencies on modified loans during the three-months ended March 31, 2024.

As of March 31, 2024 and December 31, 2023, there were no OREO properties. There were no sales, acquisitions or fair value adjustments of OREO properties during the three-months ended March 31, 2024 and 2023.

The following table presents information about the Bank’s non-performing assets, including asset quality ratios as of March 31, 2024 and December 31, 2023:

Non-Performing Assets

(in thousands)	March 31,	December 31,
	2024	2023
Loans in non-accrual status	$0	$0
Loans past due 90 days or more and accruing	0	0
Total non-performing loans	0	0
Other real estate owned	0	0
Total non-performing assets	$0	$0

Allowance for credit losses	$10,922	$10,896

Asset quality ratios:
Non-performing assets to total assets	0.00%	0.00%
Non-performing loans to total loans	0.00%	0.00%
Allowance for credit losses to total loans	1.05%	1.07%
Allowance for credit losses to total non-performing loans	NA	NA

Non-performing assets remained at $0 as of March 31, 2024 and December 31, 2023, due to strong credit quality within our loan portfolio.

Allowance for Credit Losses

Due to credit risk inherent in the lending business, the Company routinely sets aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges for the outstanding loan portfolio have been credited to the allowance for credit losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company recorded no credit loss provisions during the three-months ended March 31, 2024, as compared to provision reversals of $460,000 recorded during the same period of 2023. The Company recorded provision reversals of $78,000 for off-balance sheet items during the three-months ended March 31, 2024, as compared to provision reversals of $352,000 recorded during the same period of 2023.

The allowance for credit losses increased by $26,000 to $10,922,000 as of March 31, 2024, as compared to $10,896,000 as of December 31, 2023, due to net loan recoveries of $26,000 during the first three months of 2024. This factor combined with the increase in the gross loan balance resulted in a decrease in the allowance for credit losses as a percentage of total loans to 1.05% as of March 31, 2024 from 1.07% as of December 31, 2023.

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

Although management believes the allowance as of March 31, 2024 was adequate to absorb expected credit losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on the Company’s service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of March 31, 2024, and December 31, 2023, the Company had $169,729,000 and $216,568,000, respectively, in cash and cash equivalents.

Investment Securities

Management of the investment securities portfolio focuses on providing an adequate level of liquidity and establishing an interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk. Investment securities that the Company intends to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale or equity securities.  Currently, all of the investment securities are classified as available-for-sale except for one mutual fund classified as an equity security with a carrying value of $3,102,000 as of March 31, 2024. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. The carrying values of equity securities are adjusted for unrealized gains or losses through noninterest income in the consolidated statement of income.

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

The unrealized losses are due primarily to rising market yields and not due to credit deterioration. As such, no ACL on available-for-sale securities has been established as of March 31, 2024. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

Low Income Housing Tax Credit Funds

During 2018 and 2022, we committed to invest $5 million and $10.5 million, respectively, in low-income housing tax credit funds (“LIHTC”) to promote our participation in CRA activities, which had unfunded commitments of $9,781,000 as of March 31, 2024 and December 31, 2023. For LIHTC investments, we receive the return in the form of tax credits and tax deductions over a period of approximately 15 years.

Deposits

Total deposits as of March 31, 2024 were $1,612,400,000, a decrease of $38,134,000 or 2.3% from the deposit total of $1,650,534,000 as of December 31, 2023.  Average deposits decreased by $148,022,000 to $1,632,417,000 for the three-month period ended March 31, 2024, as compared to the same period in 2023.

Deposits Outstanding

	March 31,	December 31,	Three Month Change
(in thousands)	2024	2023	$	%

Demand	$1,041,769	$1,099,830	$(58,061)	(5.3% )
MMDA	367,306	363,386	3,920	1.1%
Savings	135,474	131,796	3,678	2.8%
Time < $250K	40,724	33,399	7,325	21.9%
Time > $250K	27,127	22,123	5,004	22.6%
	$1,612,400	$1,650,534	$(38,134)	(2.3% )

Because the Company’s client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Four clients carry deposit balances of more than 1% of total deposits, but none had a deposit balance of more than 3% of total deposits as of March 31, 2024. Management believes that the Company’s funding concentration risk is not significant and is mitigated by the ample sources of funds the Bank has access to.

The deposit decrease during the first three months of 2024 was related to some movement to higher deposit rates offered by other financial institutions, combined with normal seasonal balance fluctuations for many of our high-balance accounts. Our strong liquidity position allowed us to tolerate some rate-sensitive deposit migration, which mitigated our cost of funds increases. The number of DDA checking accounts has increased over the prior twelve months, demonstrating that our core deposit base has continued to expand. See “Liquidity and Capital Resources” section below for more information.

Since the deposit growth strategy emphasizes core deposit growth, the Company has avoided relying on brokered deposits as a consistent source of funds. The Company had no brokered deposits as of March 31, 2024 and December 31, 2023.

Borrowings

Although deposits are the primary source of funds for lending and investment activities and for general business purposes, the Company may obtain advances from the Federal Home Loan Bank (“FHLB”) as an alternative to retail deposit funds. As of March 31, 2024 and December 31, 2023, there were no outstanding FHLB advances or borrowings of any kind, as the Company continues to rely on deposit growth as its primary source of funding. See “Liquidity and Capital Resources” below for the details on the FHLB borrowings program.

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

The following tables present a comparison of our actual capital ratios to the minimum required ratios as of the dates indicated:

(in thousands)			Regulatory
	Actual		Minimum
Capital ratios for Bank:	Amount	Ratio	Amount	Ratio

As of March 31, 2024
Total capital (to Risk- Weighted Assets)	$196,583	14.9%	$139,005	>10.5%
Tier I capital (to Risk- Weighted Assets)	$185,130	14.0%	$112,528	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$185,130	14.0%	$92,670	>7.0%
Tier I capital (to Average Assets)	$185,130	10.0%	$73,984	>4.0%

As of December 31, 2023
Total capital (to Risk- Weighted Assets)	$193,005	14.7%	$137,819	>10.5%
Tier I capital (to Risk- Weighted Assets)	$181,500	13.8%	$111,567	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$181,500	13.8%	$91,879	>7.0%
Tier I capital (to Average Assets)	$181,500	9.6%	$75,303	>4.0%

Capital ratios for the Company:

As of March 31, 2024
Total capital (to Risk- Weighted Assets)	$197,245	14.9%	$139,034	>10.5%
Tier I capital (to Risk- Weighted Assets)	$185,792	14.0%	$112,552	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$185,792	14.0%	$92,690	>7.0%
Tier I capital (to Average Assets)	$185,792	10.0%	$73,993	>4.0%

As of December 31, 2023
Total capital (to Risk- Weighted Assets)	$193,280	14.7%	$137,835	>10.5%
Tier I capital (to Risk- Weighted Assets)	$181,775	13.9%	$111,851	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$181,775	13.9%	$91,890	>7.0%
Tier I capital (to Average Assets)	$181,775	9.7%	$75,306	>4.0%

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

Liquidity and Capital Resources

Material Cash Commitments

The following tables summarizes short- and long-term material cash requirements as of March 31, 2024, which we believe that we will be able to fund these obligations through cash generated from our operations and available alternative sources of funds (dollars in thousands):

	Less than 1 year	More than 1 year	Total
Operating lease obligations	$1,415	$6,788	$8,203
Supplemental retirement plans	62	11,372	11,434
Time deposit maturities	61,577	6,274	67,851
Total	$63,054	$24,434	$87,488

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

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, the Company maintains a portion of funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. The Company obtains funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings. The Company’s primary use of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common stockholders. The Company’s liquid assets as of March 31, 2024 were $439.8 million compared to $489.0 million as of December 31, 2023.  The Company’s liquidity level measured as the percentage of liquid assets to total assets was 24.4% as of March 31, 2024, compared to 26.5% as of December 31, 2023. Liquid assets decreased during the first three months of 2024, mainly due to the decrease in deposits and an increase in outstanding gross loans. Management anticipates that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for operating, investing and financing needs and regulatory liquidity requirements for at least the next twelve months. Management monitors the Company’s liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, the Company relies on advances from the FHLB to supplement the supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of the loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of March 31, 2024, the Company’s borrowing capacity from the FHLB was approximately $341.3 million and there were no outstanding advances. The Company also maintains a line of credit with two correspondent banks to purchase up to $70 million in federal funds, and approximately $31.3 million borrowing capacity through the FRB Discount Window, for which there were no advances on either borrowing source as of March 31, 2024.

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company provides various forms of credit lines to meet the financing needs of customers. These commitments, which represent a credit risk to us, are not represented in any form on the balance sheets.

As of March 31, 2024 and December 31, 2023, the Company had commitments to extend credit of $179.2 million and $186.3 million, respectively, which includes obligations under letters of credit of $3.7 million and $3.6 million, respectively.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For qualitative and quantitative disclosures about market risk, please see the sections entitled “Market Risk” and “Interest Rate Management” in Item 7A of the Company’s 2023 Annual Report on Form 10-K. As of March 31, 2024, the Company’s exposures to market risk have not changed materially since December 31, 2023.

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

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the Evaluation Date.

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

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on April 1, 2024.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Share Repurchases

The Company has no repurchase plans or programs with respect to its common stock or equity securities in place and therefore there were no repurchased shares during the quarter ended March 31, 2024.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Insider Adoption or Termination of Trading Arrangements

During the quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company informed us of the adoption or termination of any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K).

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

101*

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets at March 31, 2024 (Unaudited) and December 31, 2023, (ii) Condensed Consolidated Statements of Income for the three-month periods ended March 31, 2024 and March 31, 2023 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2024 and March 31, 2023 (Unaudited), (iv) Condensed Consolidated Statements of Changes of Shareholders’ Equity for the three-month periods ended March 31, 2024 and March 31, 2023 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2024 and March 31, 2023 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oak Valley Bancorp
Date: May 14, 2024	By:	/s/ JEFFREY A. GALL
Jeffrey A. Gall
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)