Form 10-Q
period 2024-09-30
Oak Valley Bancorp
filed 2024-11-13
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer☒	Smaller reporting company ☒
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,358,711 shares of common stock outstanding as of November 4, 2024.

Oak Valley Bancorp

September 30, 2024

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets at September 30, 2024 (Unaudited) and December 31, 2023		1

Condensed Consolidated Statements of Income for the three and nine-month periods ended September 30, 2024 and September 30, 2023 (Unaudited)		2

Condensed Consolidated Statements of Comprehensive Income for the three and nine-month periods ended September 30, 2024 and September 30, 2023 (Unaudited)		3

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine-month periods ended September 30, 2024 and September 30, 2023 (Unaudited)		4

Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2024 and September 30, 2023 (Unaudited)		5

Notes to Condensed Consolidated Financial Statements (Unaudited)		6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Mine Safety Disclosures	43

Item 5.	Other Information	43

Item 6.	Exhibits	44

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands)	September 30,	December 31,
	2024	2023
ASSETS
Cash and due from banks	$166,237	$180,068
Federal funds sold	47,670	36,500
Cash and cash equivalents	213,907	216,568

Securities - available for sale	517,332	518,078
Securities - equity investments	3,274	3,132
Loans, net of allowance for credit losses of $11,479 and $10,896 at September 30, 2024 and December 31, 2023, respectively	1,062,230	1,004,277
Cash surrender value of life insurance	37,270	31,506
Bank premises and equipment, net	15,792	15,865
Goodwill and other intangible assets, net	3,411	3,473
Deferred tax asset	11,728	13,247
Interest receivable and other assets	35,511	36,276
	$1,900,455	$1,842,422

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$1,690,301	$1,650,534
Interest payable and other liabilities	24,761	25,796
Total liabilities	1,715,062	1,676,330

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,358,711 and 8,293,168 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	25,435	25,435
Additional paid-in capital	6,001	5,512
Retained earnings	169,494	154,301
Accumulated other comprehensive loss, net of tax	(15,537)	(19,156)
Total shareholders’ equity	185,393	166,092

	$1,900,455	$1,842,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share amounts)	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023
INTEREST INCOME
Interest and fees on loans	$13,739	$11,489	$39,445	$32,907
Interest on securities	5,098	5,157	15,279	15,442
Interest on federal funds sold	392	335	1,118	910
Interest on deposits with banks	1,917	3,368	5,540	11,189
Total interest income	21,146	20,349	61,382	60,448

INTEREST EXPENSE
Deposits	3,491	1,411	9,194	2,559
Total interest expense	3,491	1,411	9,194	2,559

Net interest income	17,655	18,938	52,188	57,888
(Reversal of) provision for credit losses	(1,620)	300	(1,620)	(160)
Net interest income after (reversal of) provision for credit losses	19,275	18,638	53,808	58,048

NON-INTEREST INCOME
Service charges on deposits	437	488	1,255	1,365
Debit card transaction fee income	436	459	1,297	1,322
Earnings on cash surrender value of life insurance	287	196	764	578
Mortgage commissions	7	6	21	14
Gains on sales and calls of available-for-sale securities	0	13	114	156
Other	679	404	1,674	1,441
Total non-interest income	1,846	1,566	5,125	4,876

NON-INTEREST EXPENSE
Salaries and employee benefits	7,177	6,505	21,700	19,280
Occupancy expenses	1,137	1,149	3,432	3,467
Data processing fees	659	788	2,099	2,018
Regulatory assessments (FDIC & DFPI)	240	305	790	720
Other operating expenses	2,111	1,831	6,448	4,912
Total non-interest expense	11,324	10,578	34,469	30,397

Net income before provision for income taxes	9,797	9,626	24,464	32,527

Total provision for income taxes	2,473	2,272	5,524	7,544
Net Income	$7,324	$7,354	$18,940	$24,983

Net income per share	$0.89	$0.90	$2.30	$3.05

Net income per diluted share	$0.89	$0.89	$2.30	$3.04

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2024	2023	2024	2023

Net income	$7,324	$7,354	$18,940	$24,983
Other comprehensive income (loss)
Unrealized holding gain (loss) arising during the period	11,359	(25,756)	5,252	(18,910)
Less: reclassification for net gains included in net income	0	(13)	(114)	(156)
Other comprehensive income (loss), before tax	11,359	(25,769)	5,138	(19,066)
Tax (expense) benefit related to items of other comprehensive income	(3,358)	7,618	(1,519)	5,636
Total other comprehensive income (loss)	8,001	(18,151)	3,619	(13,430)
Comprehensive income (loss)	$15,325	$(10,797)	$22,559	$11,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, July 1, 2024	8,359,556	$25,435	$5,851	$164,051	$(23,538)	$171,799
Restricted stock issued	1,500	0	0	0	0	0
Restricted stock forfeited	(450)	0	0	0	0	0
Restricted stock surrendered for tax withholding	(1,895)	0	(51)	0	0	(51)
Cash dividends declared $0.225 per share of common stock	0	0	0	(1,881)	0	(1,881)
Stock based compensation	0	0	201	0	0	201
Other comprehensive gain	0	0	0	0	8,001	8,001
Net income	0	0	0	7,324	0	7,324
Balances, September 30, 2024	8,358,711	$25,435	$6,001	$169,494	$(15,537)	$185,393

Balances, July 1, 2023	8,281,661	25,435	$5,286	$142,407	$(26,006)	$147,122
Restricted stock issued	13,250	0	0	0	0	0
Restricted stock surrendered for tax withholding	(1,443)	0	(36)	0	0	(36)
Cash dividends declared $0.16 per share of common stock	0	0	0	(1,325)	0	(1,325)
Stock based compensation	0	0	131	0	0	131
Other comprehensive loss	0	0	0	0	(18,151)	(18,151)
Net income	0	0	0	7,354	0	7,354
Balances, September 30, 2023	8,293,468	$25,435	$5,381	$148,436	$(44,157)	$135,095

	NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balances, January 1, 2024	8,293,168	$25,435	$5,512	$154,301	$(19,156)	$166,092
Restricted stock issued	72,269	0	0	0	0	0
Restricted stock forfeited	(450)	0	0	0	0	0
Restricted stock surrendered for tax withholding	(6,276)	0	(158)	0	0	(158)
Cash dividends declared $0.45 per share of common stock	0	0	0	(3,747)	0	(3,747)
Stock based compensation	0	0	647	0	0	647
Other comprehensive gain	0	0	0	0	3,619	3,619
Net income	0	0	0	18,940	0	18,940
Balances, September 30, 2024	8,358,711	$25,435	$6,001	$169,494	$(15,537)	$185,393

Balances, January 1, 2023	8,257,894	$25,435	$5,190	$126,728	$(30,727)	$126,626
Restricted stock issued	43,446	0	0	0	0	0
Restricted stock surrendered for tax withholding	(7,872)	0	(211)	0	0	(211)
Cash dividends declared $0.32 per share of common stock	0	0	0	(2,646)	0	(2,646)
Stock based compensation	0	0	402	0	0	402
Other comprehensive loss	0	0	0	0	(13,430)	(13,430)
CECL adoption adjustments	0	0	0	(629)	0	(629)
Net income	0	0	0	24,983	0	24,983
Balances, September 30, 2023	8,293,468	$25,435	$5,381	$148,436	$(44,157)	$135,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)	NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,940	$24,983
Adjustments to reconcile net income to net cash provided by operating activities:
Reversal of provision for credit losses	(1,620)	(160)
Decrease in deferred fees/costs, net	23	37
Depreciation	984	1,003
Amortization of investment securities, net	606	858
Unrealized (gain) loss on equity securities	(60)	141
Amortization of operating lease right-of-use asset	(170)	(173)
Stock based compensation	647	402
Gain on sales and calls of available-for-sale securities	(114)	(156)
Earnings on cash surrender value of life insurance	(764)	(578)
Decrease (increase) in deferred tax asset	1,519	(5,901)
Increase in interest payable and other liabilities	2,696	6,179
Decrease in interest receivable	301	299
Increase in other assets	(1,607)	(2,397)
Net cash provided by operating activities	21,381	24,537

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(63,683)	(40,660)
Purchases of equity securities	(83)	(74)
Proceeds from the sale of available-for-sale securities	28,258	43,791
Proceeds from maturities, calls, and principal paydowns of available-for-sale-securities	40,818	19,614
Investment in LIHTC	(2,618)	0
Net increase in loans	(56,356)	(55,401)
Purchase of FHLB Stock	(329)	(720)
Purchase of BOLI policies	(5,000)	(500)
Purchases of premises and equipment	(911)	(1,641)
Net cash used in investing activities	(59,904)	(35,591)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(3,747)	(2,646)
Net increase (decrease) in demand deposits and savings accounts	9,140	(153,910)
Net increase in time deposits	30,627	6,161
Tax withholding payments on vested restricted shares surrendered	(158)	(211)
Net cash provided by (used in) in financing activities	35,862	(150,606)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,661)	(161,660)

CASH AND CASH EQUIVALENTS, beginning of period	216,568	429,633

CASH AND CASH EQUIVALENTS, end of period	$213,907	$267,973

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,134	$2,557
Operating leases	$1,121	$1,142
Income taxes	$3,835	$0

NON-CASH INVESTING ACTIVITIES:
Change in unrealized gain (loss) on securities	$5,138	$(19,066)
Right-of-use asset obtained in exchange for new operating lease liability	$(1,113)	$(390)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Oak Valley Bancorp (“the Company”, “us”, “our”) is the parent holding company for Oak Valley Community Bank (the “Bank”), a California state-chartered bank.  Eastern Sierra Community Bank operates as a division within Oak Valley Community Bank for select branches. The consolidated financial statements include the accounts of the parent company and its wholly-owned bank subsidiary. Unless otherwise stated, the “Company” refers to the consolidated entity, Oak Valley Bancorp, while the “Bank” refers to Oak Valley Community Bank. All material intercompany transactions have been eliminated. The interim consolidated financial statements included in this Quarterly Report on Form 10-Q are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine-month periods ended September 30, 2024 are not necessarily indicative of the results of a full year’s operations. [Certain prior period amounts have been reclassified to conform to the current period presentation. There was no effect on net income or shareholders’ equity as previously reported as a result of reclassifications.] For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2023.

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

In March 2020, FASB issued ASU 2020-04 - Reference Rate Reform (Subtopic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for contracts, hedging relationships, and other transactions that reference LIBOR or other reference rates expected to be discontinued because of reference rate reform. The ASU was effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, FASB Issued ASU 2022-06 to defer the sunset date from December 31, 2022 to December 31, 2024. The ASU did not have a material impact on our consolidated financial statements. As a result of the phase out of LIBOR immediately after June 30, 2023, our loans that were indexed to LIBOR have transitioned to CME Term SOFR, as of September 30, 2024.

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

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires additional annual disclosures including further disaggregation of information in the rate reconciliation, additional information for reconciling items meeting a quantitative threshold, further disaggregation of income taxes paid and other required disclosures. ASU 2023-09 is effective for the Company in the annual period beginning on January 1, 2025 and applied on a prospective basis with both early adoption and retrospective application permitted. The Company does not anticipate ASU 2023-09 to have a significant impact on its income tax disclosures or financial statements.

NOTE 3 – SECURITIES

Equity Securities

The Company held equity securities with fair values of $3,274,000 and $3,132,000 as of September 30, 2024 and December 31, 2023, respectively. There were no sales of equity securities during the three and nine-month periods ended September 30, 2024 and 2023. Consistent with ASC 321, Equity Securities, these securities are carried at fair value with the changes in fair value recognized in the condensed consolidated statements of income. Accordingly, the Company recognized a gain of $141,000 during the three-month period ended September 30, 2024, and a loss of $60,000, during the nine-month period ended September 30, 2024, as compared to losses of $144,000 and $141,000 during the same periods of 2023.

Debt Securities

Debt securities have been classified in the financial statements as available for sale. The amortized cost and estimated fair values of debt securities as of September 30, 2024 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$96,862	$226	$(3,106)	$93,982
Collateralized mortgage obligations	26,388	65	(355)	26,098
Municipalities	322,063	1,671	(17,522)	306,212
SBA pools	940	1	(1)	940
Corporate debt	43,500	10	(2,477)	41,033
Asset backed securities	49,637	59	(629)	49,067
	$539,390	$2,032	$(24,090)	$517,332

The following table details the gross unrealized losses and fair values of debt securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2024.

(dollars in thousands)		Less than 12 months		12 months or more		Total
Description of Securities	Number of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	37	$4,966	$(119)	$57,899	$(2,987)	$62,865	$(3,106)
Collateralized mortgage obligations	6	8,286	(7)	3,568	(348)	11,854	(355)
Municipalities	93	28,246	(139)	183,696	(17,383)	211,942	(17,522)
SBA pools	3	128	0	160	(1)	288	(1)
Corporate debt	11	0	0	39,023	(2,477)	39,023	(2,477)
Asset backed securities	14	8,143	(21)	17,625	(608)	25,768	(629)
Total temporarily impaired securities	164	$49,769	$(286)	$301,971	$(23,804)	$351,740	$(24,090)

For available-for-sale debt securities in an unrealized loss position, management evaluates whether the decline in fair value is a reflection of credit deterioration or other factors. In performing this evaluation, management considers the extent which fair value has fallen below amortized cost, changes in ratings by rating agencies, and other information indicating a deterioration in repayment capacity of either the underlying issuer or the borrowers providing repayment capacity in a securitization. If management’s evaluation indicates that a credit loss exists then a present value of the expected cash flows is calculated and compared to the amortized cost basis of the security in question and, to the degree that the amortized cost basis exceeds the present value, an allowance for credit loss (“ACL”) is established, with the caveat that the maximum amount of the reserve on any individual security is the difference between the fair value and amortized cost balance of the security in question. Any unrealized loss that has not been recorded through an ACL is recognized in other comprehensive income. As of September 30, 2024, accrued interest receivable on available-for-sale securities was $4,164,000 and is not included in the tables within this footnote.

The unrealized losses are due primarily to rising market yields and not due to credit deterioration. As such, no ACL on available-for-sale securities has been established as of September 30, 2024. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities as of September 30, 2024, segregated by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$89,461	$86,651
Due after one year through five years	155,826	153,114
Due after five years through ten years	185,793	172,544
Due after ten years	108,310	105,023
	$539,390	$517,332

The amortized cost and estimated fair values of debt securities as of December 31, 2023 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$84,678	$11	$(4,430)	$80,259
Collateralized mortgage obligations	9,108	0	(444)	8,664
Municipalities	345,981	2,792	(19,865)	328,908
SBA pools	1,394	3	(2)	1,395
Corporate debt	47,500	9	(3,992)	43,517
Asset backed securities	56,613	133	(1,411)	55,335
	$545,274	$2,948	$(30,144)	$518,078

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

There were no sales of available-for-sale securities during the three-months ended September 30, 2024 and 2023. The Company sold eighteen available-for-sale securities during the nine-months ended September 30, 2024 with a book value of $28,258,000, resulting in gross gains of $106,000, as compared to 24 available-for-sale securities sold with a book value of $42,791,000, resulting in gross losses of $72,000 and gross gains of $215,000, for a net gain of $143,000 during the nine-months ended September 30, 2023. In addition, the Company recognized a net gain of $8,000 and $9,000 on called securities during the three and nine-month periods ended June, 2024, respectively, as compared to gains of $13,000 during the comparable 2023 periods.

Debt securities carried at $305,109,000 and $288,199,000 as of September 30, 2024 and December 31, 2023, respectively, were pledged to secure deposits of public funds.

NOTE 4 – LOANS

The Company’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of September 30, 2024, approximately 86% of the Company’s loans are commercial real estate loans, which include construction loans. Approximately 8% of the Company’s loans are for general commercial uses including professional, retail, and small business. Additionally, 3% of the Company’s loans are for residential real estate and other consumer loans. The remaining 3% are agriculture loans. As of September 30, 2024, accrued interest receivable on loans was $3,680,000 and is not included in the tables within this footnote. Loan totals were as follows:

(in thousands)	September 30, 2024	December 31, 2023
Commercial real estate:
Construction & land	$31,300	$63,060
Multi-family	58,360	54,045
Owner occupied	228,516	210,407
Non-owner occupied	517,254	470,052
Farmland	93,881	96,188
Commercial and industrial	81,439	65,218
Consumer	33,612	31,687
Agriculture	30,776	25,922
Total loans	1,075,138	1,016,579

Less:
Deferred loan fees and costs, net	(1,429)	(1,406)
Allowance for credit losses	(11,479)	(10,896)
Net loans	$1,062,230	$1,004,277

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. As of September 30, 2024 and December 31, 2023, approximately 35% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

No loans were on non-accrual status as of September 30, 2024, December 31, 2023, and September 30, 2023.

The following table analyzes past due loans including any past due non-accrual loans, segregated by class of loans, as of September 30, 2024 (in thousands):

September 30, 2024	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	90 Days or More Past Due and Still Accruing
Commercial real estate:
Construction & land	$0	$0	$0	$0	$31,300	$31,300	$0
Multi-family	0	0	0	0	58,360	58,360	0
Owner occupied	0	0	0	0	228,516	228,516	0
Non-owner occupied	0	0	0	0	517,254	517,254	0
Farmland	0	0	0	0	93,881	93,881	0
Commercial and industrial	0	0	0	0	81,439	81,439	0
Consumer	0	0	0	0	33,612	33,612	0
Agriculture	0	0	0	0	30,776	30,776	0
Total	$0	$0	$0	$0	$1,075,138	$1,075,138	$0

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

Collateral Dependent Loans. Management’s evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Under CECL, loans can be determined to be collateral dependent if foreclosure of the loan’s underlying collateral is probable or as a practical expedient if the borrower is experiencing financial difficulties and the repayment is expected to be provided substantially through the operation or sale of the collateral. Loans are written down to the lower of cost or fair value of underlying collateral, less estimated costs to sell. The Company had no collateral dependent loans as of September 30, 2024 and December 31, 2023.

Loan Modification Disclosures Pursuant to ASU 2022-02 - The Company may agree to different types of concessions when modifying a loan. There were no loan modifications to borrowers experiencing financial difficulty, including principal forgiveness, rate reductions, payment deferral or term extension, during the three and nine-months ended September 30, 2024 and 2023.

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

As of September 30, 2024 and December 31, 2023, there are no loans that are classified with risk grades of 8- Loss.

The risk grades are reviewed every month, at a minimum and on an as-needed basis depending on the specific circumstances of the loan.

The following table summarizes loan risk grade totals by class and year of origination as of September 30, 2024. Risk grades 1 through 4(W) have been aggregated in the “Pass” line.

	As of September 30, 2024
(in thousands)	Term Loans Amortized Cost Basis by Origination Year
Risk Grade Ratings	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial real estate - construction & land
Pass	$6,853	$8,291	$13,659	$923	$0	$1,574	$0	$31,300
Total commercial real estate - construction & land	6,853	8,291	13,659	923	0	1,574	0	31,300

Commercial real estate - multi-family
Pass	5,238	4,731	6,872	7,710	3,383	30,426	0	58,360
Total commercial real estate - multi-family	5,238	4,731	6,872	7,710	3,383	30,426	0	58,360

Commercial real estate - owner occupied
Pass	24,097	9,851	45,198	46,689	23,744	66,252	400	216,231
Special mention	0	0	0	7,469	0	281	0	7,750
Substandard	0	0	0	0	0	4,535	0	4,535
Total commercial real estate - owner occupied	24,097	9,851	45,198	54,158	23,744	71,068	400	228,516

Commercial real estate - non-owner occupied
Pass	23,468	98,817	92,487	78,680	40,288	174,935	1,814	510,489
Special mention	0	0	0	0	0	6,765	0	6,765
Total commercial real estate - non-owner occupied	23,468	98,817	92,487	78,680	40,288	181,700	1,814	517,254

Commercial real estate - Farmland
Pass	4,997	13,388	10,131	16,723	12,286	28,053	0	85,578
Special mention	0	0	0	0	2,301	6,002	0	8,303
Total commercial real estate - farmland	4,997	13,388	10,131	16,723	14,587	34,055	0	93,881

Commercial and Industrial
Pass	23,422	11,769	10,053	7,240	4,027	4,633	20,234	81,378
Special mention	0	0	0	0	0	2	0	2
Substandard	0	0	0	0	0	59	0	59
Total commercial and industrial	23,422	11,769	10,053	7,240	4,027	4,694	20,234	81,439

Consumer
Pass	3,939	1,074	4,832	3,578	2,119	8,975	9,053	33,570
Substandard	0	0	0	0	0	42	0	42
Total consumer	3,939	1,074	4,832	3,578	2,119	9,017	9,053	33,612

Agriculture
Pass	28	1,892	1,120	1,281	0	518	19,317	24,156
Special mention	0	1,577	0	0	0	0	5,043	6,620
Total agriculture	28	3,469	1,120	1,281	0	518	24,360	30,776

Total by Risk Category
Pass	92,042	149,813	184,352	162,824	85,847	315,366	50,818	1,041,062
Special mention	0	1,577	0	7,469	2,301	13,050	5,043	29,440
Substandard	0	0	0	0	0	4,636	0	4,636
Total	$92,042	$151,390	$184,352	$170,293	$88,148	$333,052	$55,861	$1,075,138

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

The DCF quantitative reserve methodology incorporates the consideration of probability of default (“PD”) and loss given default (“LGD”) estimates to estimate periodic losses. The PD estimates are derived through the application of reasonable and supportable economic forecasts to call code specific regression models, derived from the consideration of historical bank-specific and peer loss-rate data. The loss rate data has been regressed against benchmark economic indicators, for which reasonable and supportable forecasts exist, in the development of the call-code specific regression models. Regression models are generally refreshed on an annual basis, in order to pull in more recent loss rate data. Reasonable and supportable forecasts of the selected economic metric are then input into the regression model to calculate an expected default rate. The expected default rates are then applied to expected monthly loan balances estimated through the consideration of contractual repayment terms and expected prepayments. The Company utilizes a four-quarter forecast period, after which the expected default rates revert to the historical average for each call code, over a four-quarter reversion period, on a straight-line basis. The prepayment assumptions applied to expected cash flow over the contractual life of the loans are estimated based on historical, bank-specific experience, peer data and the consideration of current and expected conditions and circumstances including the level of interest rates. The prepayment assumptions may be updated by Management in the event that changing conditions impact Management’s estimate or additional historical data gathered has resulted in the need for a reevaluation. LGD utilized in the DCF is derived from the application of the Frye-Jacobs theory which relates LGD to PD based on historical peer data, as calculated by a third-party. The call code regression models utilized upon implementation of CECL on January 1, 2023, and as of September 30, 2024, were identical, and relied upon reasonable and supportable forecasts of the National Unemployment Rate. Some of the call code regression models also use the Real Gross Domestic Product. Management selected the National Unemployment Rate and the Real Gross Domestic Product as the drivers of quantitative portion of collectively reserves on loan classes reliant upon the DCF methodology, primarily as a result of high correlation coefficients identified in regression modeling, the availability of forecasts including the quarterly FOMC forecast, and given the widespread familiarity of stakeholders with this economic metric.

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

The following table details activity in the ACL by portfolio segment for the three and nine-month periods ended September 30, 2024 and 2023. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Credit Losses

For the Three and Nine Months Ended September 30, 2024 and 2023

(in thousands)
Three Months Ended September 30, 2024	CRE Construction & Land	CRE Multi-family	CRE Owner occupied	CRE Non-owner occupied	CRE Farmland	Commercial and Industrial	Consumer	Agriculture	Total
Beginning balance	$909	$666	$1,856	$4,764	$1,409	$1,177	$239	$101	$11,121
Charge-offs	0	0	0	0	0	0	(14)	0	(14)
Recoveries	1,988	0	0	0	0	0	4	0	1,992
(Reversal of) provision for credit losses	(2,294)	(219)	(347)	1,282	300	(282)	(64)	4	(1,620)
Ending balance	$603	$447	$1,509	$6,046	$1,709	$895	$165	$105	$11,479

Nine Months Ended September 30, 2024
Beginning balance	$1,227	$667	$1,805	$4,805	$1,468	$650	$227	$47	$10,896
Charge-offs	0	0	0	0	0	0	(39)	0	(39)
Recoveries	2,230	0	0	0	0	0	12	0	2,242
(Reversal of) provision for credit losses	(2,854)	(220)	(296)	1,241	241	245	(35)	58	(1,620)
Ending balance	$603	$447	$1,509	$6,046	$1,709	$895	$165	$105	$11,479

Three Months Ended September 30, 2023
Beginning balance	$578	$514	$1,944	$4,628	$901	$600	$207	$39	$9,411
Charge-offs	0	0	0	0	0	0	(11)	0	(11)
Recoveries	35	0	0	0	0	0	3	0	38
Provision for (reversal of) credit losses	179	108	(189)	(195)	478	(73)	(7)	(1)	300
Ending balance	$792	$622	$1,755	$4,433	$1,379	$527	$192	$38	9,738

Nine Months Ended September 30, 2023
Beginning balance	$1,055	$479	$1,798	$4,211	$830	$612	$311	$172	$9,468
CECL day-one adjustments	338	23	103	25	12	102	(120)	(137)	346
Charge-offs	0	0	0	0	0	(12)	(28)	0	(40)
Recoveries	103	0	0	0	0	12	9	0	124
(Reversal of) provision for credit losses	(704)	120	(146)	197	537	(187)	20	3	(160)
Ending balance	$792	$622	$1,755	$4,433	$1,379	$527	$192	$38	$9,738

The loan recoveries of $1,992,000 recorded during the three months ended September 30, 2024 consisted of two loans to different borrowers, both of which date back to the recession period approximately 15 years ago in which collateral values were considerably depressed. One of the loans was acquired in 2015 when we completed a bank acquisition. The loan recoveries initially increased the ACL, which subsequently resulted in the reversal of $1,620,000.

The following table details the ACL and ending gross loan balances as of September 30, 2024 and December 31, 2023, summarized by collective and individual evaluation methods of impairment.

(in thousands)
September 30, 2024	CRE Construction & Land	CRE Multi-family	CRE Owner occupied	CRE Non-owner occupied	CRE Farmland	Commercial and Industrial	Consumer	Agriculture	Total
Allowance for credit losses for loans:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	603	447	1,509	6,046	1,709	895	165	105	11,479
	$603	$447	$1,509	$6,046	$1,709	$895	$165	$105	$11,479

Ending gross loan balances:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	31,300	58,360	228,516	517,254	93,881	81,439	33,612	30,776	1,075,138
	$31,300	$58,360	$228,516	$517,254	$93,881	$81,439	$33,612	$30,776	$1,075,138

December 31, 2023
Allowance for credit losses for loans:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	1,227	667	1,805	4,805	1,468	650	227	47	10,896
	$1,227	$667	$1,805	$4,805	$1,468	$650	$227	$47	$10,896

Ending gross loan balances:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	63,060	54,045	210,407	470,052	96,188	65,218	31,687	25,922	1,016,579
	$63,060	$54,045	$210,407	$470,052	$96,188	$65,218	$31,687	$25,922	$1,016,579

The following tables present gross charge-offs for the three and nine-months ended September 30, 2024 by portfolio class and origination year:

	Three Months Ended September 30, 2024
(in thousands)	Term Loans Charged-off by Origination Year
Chargeoffs	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial real estate:
Construction & land	$0	$0	$0	$0	$0	$0	$0	$0
Multi-family	0	0	0	0	0	0	0	0
Owner occupied	0	0	0	0	0	0	0	0
Non-owner occupied	0	0	0	0	0	0	0	0
Farmland	0	0	0	0	0	0	0	0
Commercial and industrial	0	0	0	0	0	0	0	0
Consumer	0	0	0	0	0	0	14	14
Agriculture	0	0	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$0	$14	$14

	Nine Months Ended September 30, 2024
(in thousands)	Term Loans Charged-off by Origination Year
Chargeoffs	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial real estate:
Construction & land	$0	$0	$0	$0	$0	$0	$0	$0
Multi-family	0	0	0	0	0	0	0	0
Owner occupied	0	0	0	0	0	0	0	0
Non-owner occupied	0	0	0	0	0	0	0	0
Farmland	0	0	0	0	0	0	0	0
Commercial and industrial	0	0	0	0	0	0	0	0
Consumer	0	0	0	0	0	0	39	39
Agriculture	0	0	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$0	$39	$39

Changes in the reserve for off-balance-sheet commitments for the three and nine-months ended September 30, 2024 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Balance, beginning of period	$531	$671	$609	$546
CECL day-one adjustment	0	0	0	547
Reversal of provision to Operations for Off Balance Sheet Commitments	(44)	(83)	(122)	(505)
Balance, end of period	$487	$588	$487	$588

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

At September 30, 2024 and December 31, 2023, loans carried at $1,075,136,000 and $1,016,579,000, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 5 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The condensed consolidated financial statements include various estimated fair value information as of September 30, 2024 and December 31, 2023. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between levels during the three and nine-month periods ended September 30, 2024 and 2023.

The estimated fair values of the Company’s financial instruments not measured at fair value as of September 30, 2024 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$213,907	$213,907	1
Restricted equity securities	6,285	6,285	2
Loans, net	1,062,230	989,539	3
Interest receivable	8,085	8,085	2

Financial liabilities:
Deposits	(1,690,301)	(1,689,844)	3
Interest payable	(232)	(232)	2

Off-balance-sheet liabilities:
Commitments and standby letters of credit		(1,766)	3

The estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2023 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$216,568	$216,568	1
Restricted equity securities	5,956	5,956	2
Loans, net	1,004,277	917,242	3
Interest receivable	8,386	8,386	2

Financial liabilities:
Deposits	(1,650,534)	(1,649,808)	3
Interest payable	(128)	(128)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,863)	3

The following tables present the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the condensed consolidated balance sheets at each respective period end, by level within the fair value hierarchy as of September 30, 2024 and December 31, 2023.

	Fair Value Measurements as of September 30, 2024 Using
(in thousands)	September 30, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$93,982	$0	$93,982	$0
Collateralized mortgage obligations	26,098	0	26,098	0
Municipalities	306,212	0	306,212	0
SBA pools	940	0	940	0
Corporate debt	41,033	0	41,033	0
Asset-backed securities	49,067	0	49,067	0

Equity Securities:
Mutual fund	$3,274	$3,274	$0	$0

Assets and liabilities measured on a non-recurring basis:	N/A

	Fair Value Measurements at December 31, 2023 Using
(in thousands)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$80,259	$0	$80,259	$0
Collateralized mortgage obligations	8,664	0	8,664	0
Municipalities	328,908	0	328,908	0
SBA pools	1,395	0	1,395	0
Corporate debt	43,517	0	43,517	0
Asset backed securities	55,335	0	55,335	0

Equity Securities:
Mutual fund	$3,132	$3,132	$0	$0

Assets and liabilities measured on a non-recurring basis:	N/A

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

There have been no significant changes in the valuation techniques during the three and nine-month periods ended September 30, 2024.

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

The Company’s calculation of basic and diluted EPS for the three and nine-month periods ended September 30, 2024 and 2023 are reflected in the tables below.

	Three Months Ended
	September 30,
(in thousands)	2024	2023
BASIC EARNINGS PER SHARE

Net income	$7,324	$7,354
Weighted average shares outstanding	8,221	8,197
Net income per common share	$0.89	$0.90

DILUTED EARNINGS PER SHARE

Net income	$7,324	$7,354
Weighted average shares outstanding	8,221	8,197
Effect of dilutive non-vested restricted shares	43	35
Weighted average shares of common stock and common stock equivalents	8,264	8,232
Net income per diluted common share	$0.89	$0.89

	Nine Months Ended
	September 30,
(in thousands)	2024	2023
BASIC EARNINGS PER SHARE

Net income	$18,940	$24,983
Weighted average shares outstanding	8,217	8,192
Net income per common share	$2.30	$3.05

DILUTED EARNINGS PER SHARE

Net income	$18,940	$24,983
Weighted average shares outstanding	8,217	8,192
Effect of dilutive non-vested restricted shares	35	37
Weighted average shares of common stock and common stock equivalents	8,252	8,229
Net income per diluted common share	$2.30	$3.04

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

Introduction

Oak Valley Bancorp is the bank holding company for its sole subsidiary, Oak Valley Community Bank, a community bank in the general commercial banking business. Our primary market encompasses the California Central Valley around Sacramento, Stockton, Modesto, and the Eastern Sierras. Eastern Sierra Community Bank operates as a division of and is a part of Oak Valley Community Bank, for the branches located in Mammoth Lakes, Bridgeport and Bishop. As such, unless otherwise noted, all references are about Oak Valley Bancorp.

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

We file income tax returns in the U.S. federal jurisdiction, and the State of California. With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities for years before 2020.

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

Management believes the following were important factors in the Company’s performance during the three and nine-month periods ended September 30, 2024:

•

The Company recognized net income of $7,324,000 and $18,940,000 for the three and nine-month periods ended September 30, 2024, respectively, as compared to $7,354,000 and $24,983,000 for the same periods in 2023. The net income decreases were mainly due to higher interest rates on deposit accounts, and an increase in operating expenses.

•

The Company recorded a credit loss provision reversal of $1,620,000 during the three and nine months ended September 30, 2024, as compared to credit loss provisions of $300,000 and a reversal of $160,000 during the comparable periods of 2023, mainly due to loan recoveries totaling $1,992,000, as described below.

•

Net interest income decreased $1,283,000 and $5,700,000 for the three and nine-month periods ended September 30, 2024, respectively, compared to the same periods in 2023. The net interest income decrease was mainly due to an increase in interest expense on deposit accounts.

•

Non-interest income increased by $280,000 and $249,000 for the three and nine-month periods ended September 30, 2024, respectively, as compared to the same periods in 2023. The increases were primarily due to unrealized fair value gains on equity securities, and a positive variance in investment advisory service fees.

•

Non-interest expense increased by $746,000 and $4,072,000 for the three and nine-month periods ended September 30, 2024, respectively, as compared to the same periods in 2023. The increase was primarily due to staffing increases and overhead related to servicing the growing business portfolios.

•

Total assets increased by $58,033,000 or 3.1%, total net loans increased by $57,953,000 or 5.8% and investment securities decreased by $604,000 or 0.1% in each case from December 31, 2023 to September 30, 2024, while deposits increased by $39,767,000 or 2.4% for the same period. Consequently, cash and cash equivalent balances decreased by $2,661,000 or 1.2%.

Income Summary

For the three and nine-month periods ended September 30, 2024, the Company recorded net income of $7,324,000 and $18,940,000, respectively, representing decreases of $30,000 and $6,043,000, as compared to the same periods in 2023.  Return on average assets (annualized) was 1.56% and 1.38% for the three and nine-months ended September 30, 2024, respectively, as compared to 1.57% and 1.76% for the same periods in 2023.  Annualized return on average common equity was 16.54% and 14.90% for the three and nine-months ended September 30, 2024, respectively, as compared to 19.85% and 23.71% for the same periods in 2023. Net income before provisions for income taxes increased by $171,000 and decreased by $8,063,000 for the three and nine-month periods ended September 30, 2024, respectively, from the same periods in 2023.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

(In thousands)	Effect on Pre-Tax Income Increase (Decrease) Three Months Ended September 30, 2024	Effect on Pre-Tax Income Increase (Decrease) Nine Months Ended September 30, 2024
Change from 2023 to 2024 in:
Net interest income	$(1,283)	$(5,700)
Provision for credit losses	1,920	1,460
Non-interest income	280	249
Non-interest expense	(746)	(4,072)
Change in net income before income taxes	$171	$(8,063)

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three and nine-month periods ended September 30, 2024, net interest income was $17,655,000 and $52,188,000, respectively, which represents decreases of $1,283,000 and $5,700,000, from the comparable periods in 2023. The decrease was due to rising interest rates on deposit accounts, as the average cost of funds increased to 0.83% and 0.75% for the three and nine-months ended September 30, 2024, respectively, as compared to 0.33% and 0.20% in the same periods of 2023. The Company has increased rates on certain accounts and deposit products in order to remain competitive to our peer group and to maintain current liquidity levels, which remains at a high level.

The net interest margin (net interest income as a percentage of average interest earning assets) was 4.04% and 4.08% for the three and nine-month periods ended September 30, 2024, respectively, as compared to 4.34% and 4.39% for the same periods in 2023. The decrease in net interest margin is primarily due to the rising interest rates on deposit accounts, as discussed above.

The FOMC increased rates in 2022 and 2023 and kept interest rates elevated until a recent rate cut in September of 2024. The higher interest rates have continued to have a positive impact on repricing of earning asset yields, which partially offset the higher cost of funds. The earning asset yield increased by 17 and 20 basis points for the three and nine-month periods ended September 30, 2024, respectively, as compared to the same periods of 2023.

The following table shows the relative impact of changes in average balances of interest earning assets and interest-bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three and nine-month periods ended September 30, 2024 and 2023:

Net Interest Analysis

	Three months ended			Three months ended
	September 30, 2024			September 30, 2023
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)
Assets:
Earning assets:
Gross loans (1) (2)	$1,073,697	$13,757	5.08%	$960,800	$11,509	4.75%
Investment securities (2)	534,495	5,552	4.12%	554,534	5,763	4.12%
Federal funds sold	28,768	392	5.41%	24,625	335	5.40%
Interest-earning deposits	143,096	1,917	5.31%	249,813	3,368	5.35%
Total interest-earning assets	1,780,056	21,618	4.82%	1,789,772	20,975	4.65%
Total noninterest earning assets	83,927			73,642
Total Assets	1,863,983			1,863,414
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	480,304	670	0.55%	490,542	379	0.31%
Money market deposits	397,358	2,058	2.05%	355,152	796	0.89%
Savings deposits	126,066	33	0.10%	143,142	69	0.19%
Time deposits $250,000 and under	51,758	480	3.68%	24,155	105	1.72%
Time deposits over $250,000	29,321	250	3.38%	16,292	62	1.51%
Total interest-bearing liabilities	1,084,807	3,491	1.28%	1,029,283	1,411	0.54%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	580,385			654,166
Other liabilities	23,098			32,992
Total noninterest-bearing liabilities	603,483			687,158
Shareholders' equity	175,693			146,973
Total liabilities and shareholders' equity	$1,863,983			$1,863,414
Net interest income		$18,127			$19,564
Net interest spread (3)			3.54%			4.11%
Net interest margin (4)			4.04%			4.34%

(1)  Loan fees have been included in the calculation of interest income.

(2) Yields and interest income on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

(5) Annual interest rates are computed by dividing the interest income/expense by the number of days in the period multiplied by 365.

	Nine months ended			Nine months ended
	September 30, 2024			September 30, 2023
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)
Assets:
Earning assets:
Gross loans (1) (2)	$1,051,271	$39,503	5.01%	$938,818	$32,968	4.70%
Investment securities (2)	537,542	16,773	4.16%	559,047	17,331	4.14%
Federal funds sold	27,224	1,118	5.47%	24,035	910	5.06%
Interest-earning deposits	138,010	5,540	5.35%	300,793	11,189	4.97%
Total interest-earning assets	1,754,047	62,934	4.78%	1,822,693	62,398	4.58%
Total noninterest earning assets	80,339			74,039
Total assets	1,834,386			1,896,732
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	476,581	1,688	0.47%	494,897	889	0.24%
Money market deposits	379,697	5,540	1.94%	376,815	1,311	0.47%
Savings deposits	129,969	142	0.15%	151,609	110	0.10%
Time deposits $250,000 and under	45,320	1,192	3.50%	21,759	159	0.98%
Time deposits over $250,000	26,192	632	3.21%	15,438	88	0.76%
Total interest-bearing liabilities	1,057,759	9,194	1.16%	1,060,518	2,557	0.32%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	583,002			664,522
Other liabilities	24,323			30,807
Total noninterest-bearing liabilities	607,325			695,329
Shareholders' equity	169,302			140,885
Total liabilities and shareholders' equity	$1,834,386			$1,896,732
Net interest income		$53,740			$59,841
Net interest spread (3)			3.62%			4.25%
Net interest margin (4)			4.08%			4.39%

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

Shown in the following tables is the relative impact on net interest income of changes in the average outstanding balances (volume) of earning assets and interest-bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three and nine-month periods ended September 30, 2024 and 2023.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

	For the Three Months Ended September 30, 2024
	Compared to September 30, 2023
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$1,352	$896	$2,248
Investment securities (2)	(208)	(3)	(211)
Federal funds sold	56	1	57
Interest-earning deposits	(1,439)	(12)	(1,451)
Total interest income	$(239)	$882	$643

Interest expense:
Interest-earning DDA	(8)	299	291
Money market deposits	95	1,167	1,262
Savings deposits	(8)	(28)	(36)
Time deposits $250,000 and under	120	255	375
Time deposits over $250,000	50	138	188
Total interest expense	$249	$1,831	$2,080

Change in net interest income	$(488)	$(949)	$(1,437)

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

The table above reflects a decrease of $488,000 in net interest income due to changes in volume combined with the overall change in mix of balances during the third quarter of 2024, as compared to the same period of 2023. Changes in earning asset yields and rates on interest-bearing liabilities resulted in a decrease of $949,000 to net interest income, over the same period. This decrease was mainly due to higher interest rates paid on deposit accounts.

	For the Nine Months Ended September 30, 2024
	Compared to September 30, 2023
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$3,949	$2,586	$6,535
Investment securities (2)	(667)	109	(558)
Federal funds sold	121	87	208
Interest-earning deposits	(6,054)	405	(5,649)
Total interest income	$(2,651)	$3,187	$536

Interest expense:
Interest-earning DDA	$(33)	$832	$799
Money market deposits	10	4,219	4,229
Savings deposits	(16)	48	32
Time deposits $250,000 and under	172	861	1,033
Time deposits over $250,000	61	483	544
Total interest expense	$194	$6,443	$6,637

Change in net interest income	$(2,845)	$(3,256)	$(6,101)

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

The table above reflects a decrease of $2,845,000 in net interest income due to changes in volume combined with the overall change in mix of balances during the first nine months of 2024, as compared to the same period of 2023. Changes in earning asset yields and rates on interest-bearing liabilities resulted in a decrease of $3,256,000 to net interest income, over the same period. This decrease was mainly due to higher interest rates paid on deposit accounts.

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

The Company recorded a reversal of provisions for credit losses of $1,620,000 during the three and nine-month periods ended September 30, 2024, as compared to provisions of $300,000 and provision reversals of $160,000 during the same periods of 2023, as determined by the output of our CECL internal credit risk model. Loan recoveries totaled $2.0 million during the third quarter of 2024, which consisted of two loans that dated back to the recession. The net impact of the $2.0 million loan recoveries and the $358,000 increase in the ACL calculation resulted in the reversal of ACL provisions totaling $1.62 million. Credit quality remained strong with non-accrual loans remaining at a zero balance throughout the nine-month period ending September 30, 2024. Management will continue to closely monitor the credit risks to our loan portfolio and may need to make qualitative adjustments depending on factors that may impact the economy and the financial condition of our borrowers.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three and nine-month period ended September 30, 2024, non-interest income was $1,846,000 and $5,125,000, respectively, representing an increase of $280,000 or 17.9% and $249,000 or 5.1%, respectively, compared to the same periods in 2023.

The following tables show the major components of non-interest income:

(in thousands)	For the Three Months Ended September 30,
	2024	2023	$ Change	% Change
Service charges on deposits	$437	$488	$(51)	-10.5%
Debit card transaction fee income	436	459	(23)	-5.0%
Earnings on cash surrender value of life insurance	287	196	91	46.4%
Mortgage commissions	7	6	1	16.7%
Gains on calls of available-for-sale securities	0	13	(13)	-100.0%
Other income	679	404	275	68.1%
Total non-interest income	$1,846	$1,566	$280	17.9%

(in thousands)	For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Service charges on deposits	$1,255	$1,365	$(110)	-8.1%
Debit card transaction fee income	1,297	1,322	(25)	-1.9%
Earnings on cash surrender value of life insurance	764	578	186	32.2%
Mortgage commissions	21	14	7	50.0%
Gains on sales and calls of available-for-sale securities	114	156	(42)	-26.9%
Other income	1,674	1,441	233	16.2%
Total non-interest income	$5,125	$4,876	$249	5.1%

Service charges on deposits decreased by $51,000 and $110,000 for the three and nine-months ended September 30, 2024, respectively, compared to the same periods in 2023. The decrease was due to a change in the fees charged to deposit customers for non-sufficient fund and overdraft items that took effect in January 2024.

Debit card transaction fee income decreased by $23,000 and $25,000 for the three and nine-months ended September 30, 2024, respectively, compared to the same periods in 2023. The decrease is attributable to normal fluctuations in electronic payment methods.

Earnings on cash surrender value of life insurance increased by $91,000 and $186,000 for the three and nine-months ended September 30, 2024, respectively, compared to the same periods in 2023, corresponding to higher yields earned in 2024 and three additional policies that were purchased during the second quarter of 2024.

Mortgage commissions increased by $1,000 and $7,000 for the three and nine-months ended September 30, 2024, as compared to the same periods of 2023. Overall, the demand for home purchases and refinancing has decreased in 2023 and 2024 compared to prior years, mainly due to higher interest rates.

Gains on sales and calls of available-for-sale securities decreased by $13,000 and $42,000 for the three and nine-months ended September 30, 2024, respectively, compared to the same periods in 2023, as there was eighteen securities sold during the first nine months of 2024, compared to twenty-four securities sold during the same period of 2023.

Other income increased by $275,000 and $233,000 for the three and nine-month periods ended September 30, 2024, respectively, as compared to the same periods of 2023, mainly due to higher production from investment advisory services, and positive changes in the fair value of one equity security.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

(in thousands)	For the Three Months Ended September 30,
	2024	2023	$ Change	% Change
Salaries and employee benefits	$7,177	$6,505	$672	10.3%
Occupancy expenses	1,137	1,149	(12)	-1.0%
Data processing fees	659	788	(129)	-16.4%
Regulatory assessments (FDIC & DFPI)	240	305	(65)	-21.3%
Other operating expenses	2,111	1,831	280	15.3%
Total non-interest expense	$11,324	$10,578	$746	7.1%

(in thousands)	For the Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Salaries and employee benefits	$21,700	$19,280	$2,420	12.6%
Occupancy expenses	3,432	3,467	(35)	-1.0%
Data processing fees	2,099	2,018	81	4.0%
Regulatory assessments (FDIC & DFPI)	790	720	70	9.7%
Other operating expenses	6,448	4,912	1,536	31.3%
Total non-interest expense	$34,469	$30,397	$4,072	13.4%

Non-interest expenses increased by $746,000 or 7.1% and $4,072,000 or 13.4% for the three and nine-months ended September 30, 2024, respectively, as compared to the same periods of 2023.  Salaries and employee benefits increased by $672,000 and $2,420,000 for the three and nine-months ended September 30, 2024, as compared to the same periods of 2023, mainly due to additional staffing expense required to support the continued growth of our business portfolios.

Occupancy expenses decreased by $12,000 and $35,000 for the three and nine-months ended September 30, 2024, respectively, as compared to the same periods of 2023, due to a decline in fixed asset depreciation and general operating costs related to branch facilities.

Data processing fees decreased by $129,000 and increased by $81,000 for the three and nine-month periods ended September 30, 2024, respectively, as compared to the same periods of 2023. The QTD decreases were related to online banking upgrades during the third quarter of 2023. YTD increases were primarily due to servicing costs on the growing number of loan and deposit accounts.

Federal Deposit Insurance Corporation (“FDIC”) and California Department of Financial Protection and Innovation (“DFPI”) regulatory assessments decreased by $65,000 and increased by $70,000 for the three and nine-months ended September 30, 2024, respectively, as compared to the same periods in 2023.  The QTD decrease is related to a decline in average deposits compared to the prior year. The YTD increase was due to the FDIC increasing the base rate to 0.05%, on an annual basis, for all member banks in order to build up the Deposit Insurance Fund. The FDIC adopted a final rule in June 2022, applicable to all insured depository institutions, to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. The final rule became effective as of January 1, 2023, with an invoice payment date of June 30, 2023. The FDIC said that the increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio of the Deposit Insurance fund reaches the statutory minimum of 1.35 percent by the statutory deadline of September 30, 2028. The final assessment rate for financial institutions is determined by making adjustments to the base rate for various credit quality factors and other risk metrics of the institution as defined by the FDIC. The Company’s risk profile and the related assessment rate remains at a relatively low level due to our strong credit quality, earnings and risk-based capital ratios. Management recognizes that assessments could increase further depending on deposit growth throughout the remainder of 2024, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis, and based on FDIC’s discretion to increase the base assessment rate as needed to replenish the Deposit Insurance Fund. Moreover, the FDIC retains the authority and discretion to increase base assessment rates for banking entities in the future, as circumstances warrant.

Other expense increased by $280,000 and $1,536,000 for the three and nine-month periods ended September 30, 2024, respectively, as compared to the same periods in 2023. The increase was mainly due to advertising expenses from a marketing campaign launched during the first quarter of 2024 to attract new customers, in combination with various general operating expense increases, which is expected given the expansion of the Company’s business portfolios.

Management anticipates that non-interest expense will continue to increase as the Company continues to grow.  However, management remains committed to cost-control and efficiency, and expects to keep these increases to a minimum relative to growth.

Income Taxes

The Company recorded provisions for income taxes of $2,473,000 and $5,524,000 for the three and nine-month periods ended September 30, 2024, respectively, representing an increase of $201,000 and a decrease of $2,020,000, compared to the provisions recorded in the comparable periods of 2023. The effective income tax rate on income from continuing operations was 25.2% and 22.6% for the three and nine-months ended September 30, 2024, respectively, compared to 23.6% and 23.2% for the comparable periods of 2023. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, bank owned life insurance and certain tax-exempt loans). The disparity between the effective tax rates for the year-to-date period of 2023 as compared to 2024 is primarily due to tax credits from low-income housing projects as well as tax-free income on municipal securities and loans that comprised a larger proportion of pre-tax income in 2024 as compared to 2023. The increase in the third quarter effective tax rate to 25.2% is related to cumulative YTD adjustments due to decreases in the balances of tax-exempt municipal investment securities.

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

Non-accrual loans totaled $0 as of September 30, 2024 and December 31, 2023.  At September 30, 2024 and December 31, 2023, there were no loan modifications pursuant to ASU 2022-02, and therefore there were no payment delinquencies on modified loans during the three and nine-months ended September 30, 2024.

As of September 30, 2024 and December 31, 2023, there were no OREO properties. There were no sales, acquisitions or fair value adjustments of OREO properties during the three and nine-months ended September 30, 2024 and 2023.

The following table presents information about the Bank’s non-performing assets, including asset quality ratios as of September 30, 2024 and December 31, 2023:

Non-Performing Assets

(in thousands)	September 30,	December 31,
	2024	2023
Loans in non-accrual status	$0	$0
Loans past due 90 days or more and accruing	0	0
Total non-performing loans	0	0
Other real estate owned	0	0
Total non-performing assets	$0	$0

Allowance for credit losses	$11,479	$10,896

Asset quality ratios:
Non-performing assets to total assets	0.00%	0.00%
Non-performing loans to total loans	0.00%	0.00%
Allowance for credit losses to total loans	1.07%	1.07%
Allowance for credit losses to total non-performing loans	NA	NA

Non-performing assets remained at $0 as of September 30, 2024 and December 31, 2023, due to strong credit quality within our loan portfolio.

Allowance for Credit Losses

Due to credit risk inherent in the lending business, the Company routinely sets aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges for the outstanding loan portfolio have been credited to the allowance for credit losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company recorded a reversal of credit loss provisions of $1,620,000 during the three and nine-months ended September 30, 2024, as compared to a provision of $300,000 and a provision reversal of $160,000 recorded during the same periods of 2023. The Company recorded provision reversals of $44,000 and $122,000 for off-balance sheet items during the three and nine-months ended September 30, 2024, respectively, as compared to provision reversals of $84,000 and $506,000 recorded during the same periods of 2023.

The allowance for credit losses increased by $583,000 to $11,479,000 as of September 30, 2024, as compared to $10,896,000 as of December 31, 2023, due to net loan recoveries of $2,242,000 during the first nine months of 2024. Recoveries totaled $1,992,000 during the third quarter of 2024, due to two loan recoveries that dated back to the recession period and prior to a bank acquisition completed in 2015, from which one of the loans was acquired. The increases in the ACL and gross loans were consistent, and therefore the allowance for credit losses as a percentage of total loans remained at 1.07% as of September 30, 2024 and December 31, 2023.

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

Although management believes the allowance as of September 30, 2024 was adequate to absorb expected credit losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on the Company’s service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of September 30, 2024, and December 31, 2023, the Company had $213,907,000 and $216,568,000, respectively, in cash and cash equivalents.

Investment Securities

Management of the investment securities portfolio focuses on providing an adequate level of liquidity and establishing an interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk. Investment securities that the Company intends to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale or equity securities.  Currently, all of the investment securities are classified as available-for-sale except for one mutual fund classified as an equity security with a carrying value of $3,274,000 as of September 30, 2024. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. The carrying values of equity securities are adjusted for unrealized gains or losses through noninterest income in the consolidated statement of income.

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

The unrealized losses are due primarily to rising market yields and not due to credit deterioration. As such, no ACL on available-for-sale securities has been established as of September 30, 2024. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

Low Income Housing Tax Credit Funds

During 2018 and 2022, we committed to invest $5 million and $10.5 million, respectively, in low-income housing tax credit funds (“LIHTC”) to promote our participation in CRA activities, which had unfunded commitments of $7,164,000 and $9,781,000 as of September 30, 2024 and December 31, 2023. For LIHTC investments, we receive the return in the form of tax credits and tax deductions over a period of approximately 15 years.

Deposits

Total deposits as of September 30, 2024 were $1,690,301,000, an increase of $39,767,000 or 2.4% from the deposit total of $1,650,534,000 as of December 31, 2023.  Average deposits decreased by $84,279,000 to $1,640,761,000 for the nine-month period ended September 30, 2024, as compared to the same period in 2023.

Deposits Outstanding

	September 30,	December 31,	Nine Month Change
(in thousands)	2024	2023	$	%

Demand	$1,084,660	$1,099,830	$(15,170)	(1.4% )
MMDA	396,892	363,386	33,506	9.2%
Savings	122,602	131,796	(9,194)	(7.0% )
Time < $250K	52,013	33,399	18,614	55.7%
Time > $250K	34,134	22,123	12,011	54.3%
	$1,690,301	$1,650,534	$39,767	2.4%

Because the Company’s client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Five clients carry deposit balances of more than 1% of total deposits, one of which had a deposit balance of more than 3% of total deposits as of September 30, 2024. Management believes that the Company’s funding concentration risk is not significant and is mitigated by the ample sources of funds the Bank has access to.

The YTD deposit increase is attributable to an advertising campaign that we launched in January 2024, in order to increase our market share of deposit balances. The number of DDA checking accounts has increased over the prior nine months, demonstrating the effectiveness of this endeavor and that our core deposit base has continued to expand. See “Liquidity and Capital Resources” section below for more information.

Since the deposit growth strategy emphasizes core deposit growth, the Company has avoided relying on brokered deposits as a consistent source of funds. The Company had no brokered deposits as of September 30, 2024 and December 31, 2023.

Borrowings

Although deposits are the primary source of funds for lending and investment activities and for general business purposes, the Company may obtain advances from the Federal Home Loan Bank (“FHLB”) as an alternative to retail deposit funds. As of September 30, 2024 and December 31, 2023, there were no outstanding FHLB advances or borrowings of any kind, as the Company continues to rely on deposit growth as its primary source of funding. See “Liquidity and Capital Resources” below for the details on the FHLB borrowings program.

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

The following tables present a comparison of our actual capital ratios to the minimum required ratios as of the dates indicated:

(in thousands)			Regulatory
	Actual		Minimum
Capital ratios for Bank:	Amount	Ratio	Amount	Ratio

As of September 30, 2024
Total capital (to Risk- Weighted Assets)	$208,800	15.3%	$143,086	>10.5%
Tier I capital (to Risk- Weighted Assets)	$196,834	14.4%	$115,831	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$196,834	14.4%	$95,390	>7.0%
Tier I capital (to Average Assets)	$196,834	10.4%	$75,617	>4.0%

As of December 31, 2023
Total capital (to Risk- Weighted Assets)	$193,005	14.7%	$137,819	>10.5%
Tier I capital (to Risk- Weighted Assets)	$181,500	13.8%	$111,567	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$181,500	13.8%	$91,879	>7.0%
Tier I capital (to Average Assets)	$181,500	9.6%	$75,303	>4.0%

Capital ratios for the Company:

As of September 30, 2024
Total capital (to Risk- Weighted Assets)	$209,485	15.4%	$143,109	>10.5%
Tier I capital (to Risk- Weighted Assets)	$197,519	14.5%	$115,850	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$197,519	14.5%	$95,406	>7.0%
Tier I capital (to Average Assets)	$197,519	10.5%	$75,622	>4.0%

As of December 31, 2023
Total capital (to Risk- Weighted Assets)	$193,280	14.7%	$137,835	>10.5%
Tier I capital (to Risk- Weighted Assets)	$181,775	13.9%	$111,851	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$181,775	13.9%	$91,890	>7.0%
Tier I capital (to Average Assets)	$181,775	9.7%	$75,306	>4.0%

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

Liquidity and Capital Resources

Material Cash Commitments

The following tables summarizes short- and long-term material cash requirements as of September 30, 2024, which we believe that we will be able to fund these obligations through cash generated from our operations and available alternative sources of funds (dollars in thousands):

(in thousands)	Less than 1 year	More than 1 year	Total
Operating lease obligations	$1,475	$6,713	$8,188
Supplemental retirement plans	62	11,294	11,356
Time deposit maturities	79,784	6,364	86,148
Total	$81,321	$24,371	$105,692

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

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, the Company maintains a portion of funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. The Company obtains funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings. The Company’s primary use of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common stockholders. The Company’s liquid assets as of September 30, 2024 were $445.1 million compared to $489.0 million as of December 31, 2023.  The Company’s liquidity level measured as the percentage of liquid assets to total assets was 23.4% as of September 30, 2024, compared to 26.5% as of December 31, 2023. Liquid assets decreased during the first nine months of 2024, mainly due to the increase in public deposits which requires AFS investment securities to be pledged as collateral, and thereby reducing the total unpledged securities that could be liquidated. Management anticipates that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for operating, investing and financing needs and regulatory liquidity requirements for at least the next twelve months. Management monitors the Company’s liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, the Company relies on advances from the FHLB to supplement the supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of the loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of September 30, 2024, the Company’s borrowing capacity from the FHLB was approximately $350.4 million and there were no outstanding advances. The Company also maintains a line of credit with two correspondent banks to purchase up to $70 million in federal funds, and approximately $32.8 million borrowing capacity through the FRB Discount Window, for which there were no advances on either borrowing source as of September 30, 2024.

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company provides various forms of credit lines to meet the financing needs of customers. These commitments, which represent a credit risk to us, are not represented in any form on the balance sheets.

As of September 30, 2024 and December 31, 2023, the Company had commitments to extend credit of $176.6 million and $186.3 million, respectively, which includes obligations under letters of credit of $4.2 million and $3.6 million, respectively.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

Recent Regulatory Developments

CFPB Open Banking Rule

In October 2024, the Consumer Financial Protection Bureau (“CFPB”) finalized a rule to implement Section 1033 of the Dodd-Frank Act, which would require certain entities, including the Company and the Bank, to, among other things, make available to a consumer, upon request, information in its control or possession concerning the consumer financial product or service that the consumer obtained from that entity. In issuing the rule, the CFPB said that the rule will move the U.S. closer to an “open banking” system and will let consumers more easily switch banks or other providers. In general, the rule also requires, among other things, data providers holding a consumer account, such as the Bank, to establish a developer interface satisfying certain data security specifications and other standards, through which the data provider can receive requests for, and provide, specific types of data covered by the rule in electronic, usable form to authorized third parties, including data aggregators. Under the rule, data providers are prohibited from, among other things, charging consumers or third parties fees for processing these consumer data requests. The rule also places certain data security, authorization and other obligations on third parties accessing covered data from data providers, which could include the Company and the Bank when acting in certain capacities. The rule requires third parties to limit their collection, use, and retention of the data received to only what is reasonably necessary to provide the consumers’ requested product or service. The compliance date for a depository institution data provider that holds at least $1.5 billion in total assets but less than $3 billion in total assets is April 1, 2029; however, the final rule is subject to ongoing litigation that could impact whether and when the Company and the Bank are required to comply with the rule. We continue to evaluate the final rule and the potential impacts on the Company and the Bank.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For qualitative and quantitative disclosures about market risk, please see the sections entitled “Market Risk” and “Interest Rate Management” in Item 7A of the Company’s 2023 Annual Report on Form 10-K. As of September 30, 2024, the Company’s exposures to market risk have not changed materially since December 31, 2023.

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

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the Evaluation Date.

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

None.

Share Repurchases

The Company has no repurchase plans or programs with respect to its common stock or equity securities in place and therefore there were no repurchased shares during the quarter ended September 30, 2024.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Insider Adoption or Termination of Trading Arrangements

During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company informed us of the adoption or termination of any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K).

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

101*

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets at September 30, 2024 (Unaudited) and December 31, 2023, (ii) Condensed Consolidated Statements of Income for the three and nine-month periods ended September 30, 2024 and September 30, 2023 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine-month periods ended September 30, 2024 and September 30, 2023 (Unaudited), (iv) Condensed Consolidated Statements of Changes of Shareholders’ Equity for the three and nine-month periods ended September 30, 2024 and September 30, 2023 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2024 and September 30, 2023 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oak Valley Bancorp
Date: November 13, 2024	By:	/s/ JEFFREY A. GALL
Jeffrey A. Gall
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)