Form 10-K
period 2024-12-31
Oak Valley Bancorp
filed 2025-03-31
CIK 1431567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of $24.97 per share of the registrant’s common stock as reported by the Nasdaq, was approximately $173 million. As of December 31, 2024, there were 8,357,211 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders will be filed with the Commission within 120 days after the end of the Registrant’s 2024 fiscal year end and are incorporated by reference into Part III of this report.

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

We have based these forward-looking statements on our current expectations and projections about future events and trends. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, that are difficult to predict the impact on our business, results of operations and financial condition. You should not place undue reliance on any forward-looking statement and should consider the following risks and uncertainties listed and those more fully described in Part I, Item 1A. “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report. Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: the credit exposure of certain loan products and other components of our business that could be impacted by the changing economic and business conditions; changes in monetary, fiscal or tax policy to address changing economic conditions including interest rate policies of the Federal Reserve Board, any of which could cause us to incur additional loan losses and adversely affect our results of operations in the future; economic conditions (both generally and in the markets where the Company operates) including unemployment levels, energy prices, inflation, supply chain issues, a decline in housing prices or collateral values, trade policies and tensions (including increased tariffs), geopolitical instability and the risk of a recession or slowed economic growth in the United States economy; the continuing impact of the changing economic conditions on our employees and customers, including consumer income, creditworthiness, confidence, spending and savings; the success of our efforts to mitigate the impact of the changing economic conditions; competition from other providers of financial services offered by the Company and our response to competitive pressures; changes in government regulation and legislation; the impact of any failure by the U.S. government to increase the debt ceiling or any federal government shutdown; changes in interest rates and interest rate fluctuations; volatility in the capital markets; the amount and rate of deposit growth and changes in deposit costs; material unforeseen changes in the financial stability and liquidity of the Company’s credit customers; risks associated with concentrations in real estate related loans; our ability to maintain adequate capital or liquidity levels or to comply with revised capital or liquidity requirements; changes in accounting standards and interpretations; changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses; the soundness of other financial institutions, including disruptions, instability and failures in the banking industry; physical or transition risks related to climate change; cybersecurity risks and heightened legislative and regulatory focus on cybersecurity and data privacy; and other risks as may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission, all of which are difficult to predict and which may be beyond the control of the Company.

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

Expansion

Branch Expansion.    Since opening the doors of our main Oakdale branch in 1991, our network of branches have been expanded geographically. As of December 31, 2024, we maintained eighteen full-service branch offices (in addition to our corporate headquarters) located in the cities of Oakdale, Sonora, Modesto, Bridgeport, Mammoth Lakes, Bishop, Escalon, Patterson, Turlock, Ripon, Stockton, Manteca, Tracy, Sacramento, and Roseville in California. We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as demand dictates and resources permit.

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

Primary Market Area

We conduct business from our main office in Oakdale, a city of approximately 23,000 residents located in Stanislaus County, California. Oakdale is approximately 15 miles from Modesto and sits at the foothills of the Sierra Nevada Mountains, at the edge of the California Central Valley agricultural area.  Through our branches, we serve customers in the Central Valley, from Fresno to Sacramento, and in foothill locations. We also reach into the Highway 395 corridor in the Eastern Sierras and in the towns of Bishop, Mammoth and Bridgeport.  Approximately 99% of our loans and 90% of our deposits are generated from the Central Valley. The Central Valley area includes Stanislaus, San Joaquin, Tuolumne, Sacramento, and Placer counties and has a total population of over 5 million.

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

As of December 31, 2024, the Bank’s authorized legal lending limits were $32.2 million for unsecured loans plus an additional $21.5 million for specific secured loans. Legal lending limits are calculated in conformance with California law, which prohibits a bank from lending to any one individual or entity or its related interests an aggregate amount which exceeds 15% of primary capital plus the allowance for credit losses on an unsecured basis, plus an additional 10% on a secured basis. The Bank’s primary capital plus allowance for credit losses as of December 31, 2024 totaled $214.9 million.

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

Real Estate Loans.    We offer commercial real estate loans to finance the acquisition of new or the refinancing of existing commercial properties, such as office buildings, industrial buildings, warehouses, hotels, shopping centers, automotive industry facilities and multiple dwellings. As of December 31, 2024, consumer and commercial real estate loans constituted 90% of our loan portfolio, of which 97% were commercial real estate loans.

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

As of December 31, 2024, the aggregate loan-to-value of the entire commercial real estate portfolio was 45.3%, based on the most recent appraisals as of the time of origination or renewal.  Historical data suggests that the Bank continues to maintain strong loan-to-value which has served as a cushion against precipitous reductions in real estate values during economic downturns.  Non-owner occupied commercial real estate comprises 66.5% of the Bank’s total commercial real estate commitments, as of December 31, 2024.  The loan-to-value on the non-owner occupied CRE segment was 46.5%, as of December 31, 2024.  The highest concentration by product type is CRE Retail, which comprised 27.1% of total CRE loan commitments, as of December 31, 2024.

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

As a member of the Federal Home Loan Bank system, we are required to invest in Federal Home Loan Bank stock based on a predetermined formula. Federal Home Loan Bank stock is a restricted equity security that can only be sold to other Federal Home Loan Bank members or redeemed by the Federal Home Loan Bank. As of December 31, 2024, we owned $5,531,000 in FHLB stock.

Advances from the Federal Home Loan Bank are typically secured by our entire real estate loan portfolio, which includes residential and commercial loans.  As of December 31, 2024, our borrowing limit with the Federal Home Loan Bank was approximately $364 million.

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

As of June 30, 2024, our primary service areas contained 279 banking offices, with approximately $88.2 billion in total deposits.  As of June 30, 2024, we had total deposits of approximately $1.6 billion, which represented approximately 1.9% of the total deposits in the Bank’s primary service area.  There can be no assurance that the Bank will maintain its competitive position against current and potential competitors, especially those with greater resources than the Bank.  The four largest competing banks had 134 total branches and deposits averaged approximately $481 million per office as of June 30, 2024 within the Bank’s primary service area.

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

Business Concentration.    No individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. However, approximately 90% of our loan portfolio held for investment as of December 31, 2024 consisted of real estate-related loans, including construction loans, mini-perm loans, real estate mortgage loans and commercial loans secured by real estate. Moreover, our business activities are currently focused primarily in Central California, with the majority of our business concentrated in San Joaquin, Stanislaus, Tuolumne, Sacramento, Placer, Inyo and Mono Counties.  Consequently, our results of operations and financial condition are dependent upon the general trends in the Central California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in Central California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region.

Employees

As of December 31, 2024, we had 231 employees (199 full-time employees and 32 part-time employees). None of our employees are currently represented by a union or covered by a collective bargaining agreement. We consider our relations with our employees to be good.

Human Capital Management

We believe that our human capital is a key asset and a competitive advantage for our success as a community bank. We invest in our human capital by attracting, developing, and retaining talented and diverse employees who share our vision, mission, and values. We foster a culture of premier service, teamwork, performance, community involvement, and integrity, and we reward our employees for their contributions and achievements. We also provide our employees with opportunities for professional growth, learning, and development, as well as competitive compensation and benefits. We are committed to maintaining a safe, healthy, and inclusive work environment that respects and values the diverse backgrounds of our employees and customers. We comply with all applicable laws and regulations regarding labor and employment practices, and we support the principles of equal opportunity, nondiscrimination, and fair labor standards.

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

The compliance requirements under the Volker Rule vary based on the size of the banking entity and the scope of activities conducted. Banking entities with significant trading operations will be required to establish a detailed compliance program and their CEOs will be required to attest that the program is reasonably designed to achieve compliance with the final rule. Independent testing and analysis of an institution’s compliance program will also be required. The Volker Rule reduces the burden on smaller, less-complex institutions by limiting their compliance and reporting requirements. Additionally, a banking entity that does not engage in covered trading activities will not need to establish a compliance program. The Company and the Bank held no investment positions at December 31, 2024 or 2023 that were subject to the final rule.  Therefore, while these new rules may require us to conduct certain internal analysis and reporting, we believe that they will not require any material changes in our operations or business.

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

The Basel IV framework was introduced in 2017 and focuses on the denominator of the capital ratio or the measurement of a bank’s risk positions, especially in credit, market, counterparty and operational risk for banks with over $100 billion in assets and has market risk provisions for banks with significant trading activity. The U.S. targeted implementation of Basel IV to begin on July 1, 2025, subject to a three-year transition period with full compliance expected by July 1, 2028. The public comment period concluded in January 2024 for the proposed rules set forth by the U.S. banking regulators, with comment periods on ancillary rules and documentation ongoing throughout 2024, making it unlikely that any rule will be finalized or effective by July 1, 2025. In addition, in light of the change in the presidential administration, it is unclear whether the banking agencies will pursue the proposal or issue a revised proposal for comment.

Although, Basel IV seeks to regulate banks with over $100 billion in assets and likely will not be applicable to the Company once implemented, proposed rules which would affect banks below $100 billion in assets have been proposed in the past and the final form of the rules is still undetermined. Its implementation may also cause changes in the financial markets which may affect the Company.

Dividends

The payment of cash dividends by the Bank to the Company is subject to restrictions set forth in the Financial Code.  Prior to any distribution from the Bank to the Company, a calculation is made to ensure compliance with the provisions of the Financial Code and to ensure that the Bank remains within capital guidelines set forth by the DFPI and the FRB. In the event that the intended distribution from the Bank to the Company exceeds the restriction in the Financial Code, advance approval from the FRB is required. Management anticipates that there will be sufficient earnings at the Bank level to provide dividends to the Company to meet its cash requirements for 2025.

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

On May 5, 2022, the FDIC, Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve issued a joint notice of proposed rulemaking to strengthen and modernize the CRA regulatory framework. On October 24, 2023, the federal bank regulatory agencies jointly issued a final rule to modernize CRA regulations consistent with the following key goals: (1) to encourage banks to expand access to credit, investment, and banking services in low to moderate income communities; (2) to adapt to changes in the banking industry, including internet and mobile banking and the growth of non-branch delivery systems; (3) to provide greater clarity and consistency in the application of the CRA regulations, including adoption of a new metrics-based approach to evaluating bank retail lending and community development financing; and (4) to tailor CRA evaluations and data collection to bank size and type, recognizing differences in bank size and business models may impact CRA evaluations and qualifying activities. Most of the final CRA rule’s requirements were to become be applicable beginning January 1, 2026, with certain requirements, including the data reporting requirements, applicable as of January 1, 2027. However, on March 29, 2024, a federal court enjoined the enforcement of the new CRA regulations. As a result, the previous CRA regulations continue to govern and the effective date will be extended each day the injunction remains in place. We will continue to monitor for updates related to the CRA regulatory framework and are currently evaluating the impact of the modified CRA regulations, but do not anticipate any resulting material impact to its operations or compliance objectives.

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

On September 29, 2022, the Financial Crimes Enforcement Network (“FinCEN”) issued a final rule establishing a beneficial ownership information reporting requirement under the Corporate Transparency Act (“CTA”), which was passed as part of the Anti-Money Laundering Act of 2020. The rule, which became effective January 1, 2024, requires most entities created in or registered to do business in the United States, subject to certain exceptions, to report information about their beneficial owners to FinCEN. The compliance date was January 1, 2025, but the beneficial ownership information reporting requirement under the CTA is currently subject to ongoing litigation.

On March 2, 2025, the Treasury Department announced it will not enforce any penalties or fines associated with the beneficial ownership information reporting rule under the existing regulatory deadlines, and further not enforce any penalties or fines against U.S. citizens or domestic reporting companies or their beneficial owners after the rule changes take effect. Treasury Department intends to further issue a proposed rulemaking that will narrow the scope of the rule for foreign reporting companies only.

In 2024, federal regulators, including the Federal Reserve and the OCC, proposed amendments to update the requirements to establish, implement and maintain effective, risk-based and reasonably designed anti-money laundering programs, including the identification, evaluation and documentation of money laundering risks. We continue to monitor for updates related to the CTA and Anti-Money Laundering Act of 2020.

Privacy, Data Security and Cybersecurity

We are, or may become, subject to a variety of continuously evolving and developing laws and regulations in the United States at the federal, state and local level regarding privacy, data protection and data security, including those related to the collection, storage, handling, use, disclosure, transfer, security and other processing of personal information. For example, the GLBA of 1999 imposed requirements on financial institutions with respect to consumer privacy. The GLBA generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to consumers annually. The GLBA also directs federal regulators to prescribe standards for the security of consumer information. We are subject to such standards, as well as standards for notifying consumers in the event of a security breach. We must disclose our privacy policy to consumers and permit consumers to “opt out” of having certain personal financial information disclosed to unaffiliated third parties. We are required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal. Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused.

Data privacy and data security are areas of increasing state legislative focus. For example, the California Consumer Protection Act of 2018 (the “CCPA”), which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA gives California residents the right to, among other things, request disclosure of information collected about them and whether that information has been sold to others, request deletion of personal information (subject to certain exceptions), opt out of the sale of their personal information, and not be discriminated against for exercising these rights. In 2020, the California Privacy Rights Act (“CPRA”) was approved and became effective on January 1, 2023. The CPRA amended the CCPA by adding additional consumer privacy rights and obligations for businesses. It also established the California Privacy Protection Agency and tasked it with responsibilities including implementing and enforcing the law. In addition, the CPRA significantly modifies the CCPA, including by expanding California residents’ rights with respect to certain sensitive personal information. We will continue to monitor developments related to the CPRA. The full impact of the CPRA on our business is yet to be determined.

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

The enactment of the Cyber Incident Reporting for Critical Infrastructure Act (the “CIRCIA”) in 2022, once rulemaking is complete, will require, among other things, certain companies to report significant cyber incidents to the Cybersecurity and Infrastructure Agency (the “CISA”) within 72 hours from the time the company reasonably believes the incident occurred (and within 24 hours of making a ransom payment as a result of a ransomware attack). On April 4, 2024, the CISA proposed a rule under the CIRCIA that would clarify the scope of cyber incidents to be reported and would further define covered entities subject to CIRCIA to expressly include companies in the financial services industry that are required to report cyber incidents to their primary federal regulators.

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

Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. We expect this trend of state-level activity in those areas to continue and are continually monitoring developments, particularly if the CFPB is no longer enforcing federal financial institution consumer privacy laws and regulations since it was instructed to cease all supervision, investigations, enforcement, rulemaking, and stakeholder activities in February 2025.  We continue to monitor these developments and integrate applicable requirements into our operation and compliance frameworks.

In February 2024, the National Institute of Standards and Technology (“NISTU”) released Cybersecurity Framework 2.0, expanding its original guidance to emphasize cybersecurity governance and supply chain risk management. While we are not mandated to adopt this updated framework, our cybersecurity policies, governance structures, vendor risk management practices, and employee training programs align substantively with the principles of the NIST Cybersecurity Framework 2.0. We continue to leverage this framework as a guiding best practice to enhance our cybersecurity posture and manage risks effectively.

Mergers and Acquisitions

On September 17, 2024, the Board of Directors of the FDIC approved a final Statement of Policy on Bank Merger Transactions (“FDIC Statement of Policy”), and the OCC approved a final rule updating its regulations for business combinations involving national banks and federal savings associations (“OCC Final Rule”). The OCC Final Rule also includes a policy statement mirroring the FDIC Statement of Policy regarding the Bank Merger Act statutory factors, but also describes the general principles the OCC applies when reviewing bank merger applications (“OCC Statement of Policy”).

In September 2024, the Department of Justice (the “DOJ”) withdrew its 1995 Bank Merger Guidelines and issued the 2024 Banking Addendum to 2023 Merger Guidelines (the “2024 Banking Addendum”). The DOJ clarified that it will assess competition considerations in connection with bank and bank holding company mergers using its 2023 Merger Guidelines, which is the general merger review framework the DOJ now uses to evaluate transactions in all segments of the economy, and 2024 Banking Addendum. The 2024 Banking Addendum provides guidance on how the DOJ will assess competition in the context of bank and bank holding company mergers. An analysis under the 2023 Merger Guidelines and 2024 Banking Addendum may include consideration of theories of harm and relevant markets not considered under the 1995 Bank Merger Guidelines, which focused primarily on concentrations of deposits and branches.

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

On March 5, 2024, the Consumer Financial Protection Bureau (CFPB) issued a final rule amending provisions in Regulation Z that govern credit card late fee charges, significantly lowering the safe harbor amount for past due fees that large credit card issuers. The final rule is currently stayed as a result of ongoing litigation. In addition, in October 2024, the CFPB issued a final rule that will require certain financial institutions to share certain data on certain consumer financial products and services upon request of the consumer that could significantly impact our costs and our ability to protect and secure such information. In February 2025, the Acting Director of the CFPB instructed staff to cease supervision and examination activities, pause pending investigation and enforcement actions, and not approve or issue any proposed or final rules. We continue to monitor CFPB development and the implementation of new rules.

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

Climate-related Developments

Climate change and the risks it may pose to financial institutions is an area of increased focus by the federal and state legislative bodies and regulators, including the federal banking agencies. In the future, new regulations or guidance may be issued, or other regulatory or supervisory actions may be taken, in this area by the federal banking agencies or other regulatory agencies, or new statutory requirements may be adopted. For example, the federal banking agencies have issued principles for climate-related financial risk management, which are designed to support the identification and management of climate-related financial risks at regulated institutions with more than $100 billion in total consolidated assets. On March 6, 2024, the SEC adopted new rules that require public companies to disclose substantial information about the material impacts of climate-related risks on their business, financial condition, and governance. These new rules require disclosure of a range of climate-related matters. The new rules are currently being challenged in the Eighth Circuit Court of Appeals. The current SEC Chairman instructed staff to request that the court not schedule oral arguments, suggesting that the SEC may abandon its defense of the new rules.

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

Our primary market area is concentrated in the Central Valley and the Eastern Sierras. Adverse economic conditions in any of these areas can reduce our rate of growth, affect our customers’ ability to repay loans and adversely impact our financial condition and earnings. General economic conditions, including inflation, unemployment, consumer spending, wage stagnation, federal shutdowns and money supply fluctuations, also may affect our profitability adversely.

A deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a material adverse effect on our business, financial condition and results of operations:

●	Demand for our products and services may decline;
●	Loan delinquencies, problem assets and foreclosures may increase;
●	Collateral for our loans may further decline in value;
●	Net interest income may decline; and
●	The amount of our low cost or noninterest-bearing deposits may decrease.

In addition, any sudden or prolonged market downturn, as a result of the above factors or otherwise, could adversely affect our results of operations and financial condition, including capital and liquidity levels. Elevated inflation and interest rate levels, changes in trade policy, including the implementation of tariffs, monetary tightening by central banks, and geopolitical developments, including the Russia/Ukraine conflict and the conflicts in the Middle East, have adversely impacted and could continue to adversely impact financial markets and macroeconomic conditions, as well as result in additional market volatility and disruptions and recessionary risk.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our business operations and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Since 2023, several financial services institutions failed or required outside liquidity support, in many cases, as a result of the inability of the institutions to obtain needed liquidity. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. This has led to additional risk for other financial services institutions and the financial services industry generally as a result of increased lack of confidence in the financial sector. The failure of other banks and financial institutions and the measures taken by governments, businesses and other organizations in response to these events could adversely impact our business, financial condition and results of operations.

Inflation and higher interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion. There can be no assurance that there will not be additional bank failures or issues such as liquidity concerns in the broader financial services industry or in the U.S. financial system as a whole. Adverse financial market and economic conditions can exert downward pressure on stock prices, security prices, and credit availability for certain issuers without regard to their underlying financial strength.

Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors, could have material adverse effect on our liquidity and our business operations and financial condition and results of operations.

Recent bank failures have created significant market volatility, regulatory uncertainty, and decreased confidence in the U.S. banking system.

Recent bank failures have caused significant market volatility, regulatory uncertainty, and decreased confidence in the U.S. banking system. These bank failures occurred during a period of rapidly rising interest rates which, among other things, has resulted in unrealized losses in longer duration securities and more competition for bank deposits, and may increase the risk of a potential economic recession in the United States. The failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed "too big to fail" or remove deposits from the U.S. financial system entirely. We may experience more deposit volatility as customers react to adverse events or market speculation involving financial institutions in the future. Inability to access short-term funding or the loss of client deposits could increase our cost of funding, limit access to capital markets or negatively impact our overall liquidity or capitalization.

Ratings agencies have also reacted to recent events by issuing updated ratings and assessments. In 2024, Moody’s changed the global outlook for banks to stable from negative, but has downgraded the ratings of several large U.S. banks. Our ratings are subject to further adjustments based on a number of factors, including our financial strength and ability to generate earnings as well as factors not entirely within our control, such as conditions affecting the financial services industry generally.

In response to the bank failures, the United States government may adopt a variety of measures and new regulations designed to strengthen capital levels, liquidity standards, and risk management practices and otherwise restore confidence in financial institutions. Any reforms, if adopted, could have a significant impact on banks and bank holding companies. The premiums of the FDIC’s deposit insurance program are expected to increase and a special assessment was imposed to recover losses to the Deposit Insurance Fund, following the failure of Silicon Valley Bank. Banking regulators have also signaled further review of regulatory requirements and the potential for changes to laws or regulations governing banks and bank holding companies. Changes resulting from these events could include increased regulatory oversight, higher capital requirements or changes in the way regulatory capital is calculated, and the impositions of additional restrictions through regulatory changes or supervisory or enforcement activities, each of which could have a material impact on our business.

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

As of December 31, 2024, consumer and commercial real estate loans constituted 90% of our loan portfolio, of which 97% were commercial real estate loans. Our real estate portfolio is subject to certain risks, including (i) downturns in the California economy, (ii) significant interest rate fluctuations, (iii) reduction in real estate values in the California Central Valley, (iv) increased competition in pricing and loan structure, and (v) environmental risks, including natural disasters.  As a result of the high concentration of real estate loans in our loan portfolio, potential difficulties in the real estate markets could cause significant increases in nonperforming loans, which would reduce our profits. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. A decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss.  Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and other natural disasters. Additionally, a decline in real estate values could adversely affect our portfolio of commercial real estate loans and could result in a decline in the origination of such loans.

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

At December 31, 2024, we held bank owned life insurance (“BOLI”) on certain key and former employees and executives and our directors, with a cash surrender value of $37,558,000. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to us if needed for liquidity purposes. We continually monitor the financial strength of the various companies with whom we carry these policies.

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

Data privacy and data security are areas of increasing state legislative focus. The California Consumer Privacy Act (“CCPA”), which became effective and enforceable in 2020 requires, among other things, covered companies to provide new disclosures to California consumers regarding the use of personal information, gives California residents expanded rights to access their personal information and allows such consumers new abilities to opt-out of certain sales of personal information.  Further, the new California Privacy Rights Act (“CPRA”) which was passed in November 2020, significantly modifies the CCPA. In addition, if the rules and proposals under CIRCIA are adopted as anticipated, financial services companies will be required to report significant cyber incidents to the CISA within 72 hours from the time the company reasonably believes the incident occurred (and within 24 hours of making a ransom payment as a result of a ransomware attack). Finally, several states have passed, implemented or enacted new cybersecurity and data privacy laws. These modifications may result in additional uncertainty and require us to incur additional costs and expenses in our effort to comply. Because we meet the thresholds set forth in or else are a covered entity under the CCPA, CPRA and CIRCIA, we will be required to comply with these laws. We will continue to monitor developments related to the CCPA, CPRA, CIRCIA and the enactment and implementation of new state laws. The full impact of the CCPA, CPRA, CIRCIA and newly enacted state laws on our business is yet to be determined.

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

In addition, we expect the Trump administration will seek to implement a regulatory reform agenda that is significantly different than that of the Biden administration, thereby impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies. Our results of operations could be adversely affected by changes in laws and regulations and in the way existing statutes and regulations are interpreted or applied by courts and government agencies.

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

The Company has a deferred tax asset and cannot assure that it will be fully realized. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities computed using enacted tax rates. If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we are required under generally accepted accounting principles (GAAP) to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we are required to incur a charge to operations. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2024, the Company had a net deferred tax asset of $15.5 million. For additional information, see Note 10 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

The assessment of qualitative factors at the most recent Measurement Date (December 31, 2024), indicated that it was not more likely than not that impairment existed; as a result, no further testing was performed. No assurance can be given that the Company will not record an impairment loss on goodwill in the future and any such impairment loss could have a material adverse effect on our results of operations and financial condition.

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

General Risks

We depend on our key employees.

Our future prospects are and will remain highly dependent on our directors and executive officers. Our success will, to some extent, depend on the continued service of our directors and continued employment of the executive officers. The unexpected loss of the services of any of these individuals could have a detrimental effect on our business. We do not have any employment agreements with members of our senior management team that require them to continue to work for us for any specified period and they could terminate their employment with us at any time. Therefore, no assurance can be given that these individuals will continue to be employed by us. The loss of any of these individuals could negatively affect our ability to achieve our business plan and could have a material adverse effect on our results of operations and financial condition.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Trading Symbol and Holders of Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “OVLY.” On March 18, 2025, there were approximately 349 shareholders of record of the common stock and 8,382,062 outstanding shares of common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Shareholders are entitled to receive dividends only when and if dividends are declared by our Board of Directors. Although we have paid dividends in the past and anticipate paying comparable dividends in the future, there is no guarantee that we will pay cash dividends in the future.

Share Repurchases

The Company has no repurchase plans or programs with respect to its common stock or equity securities in place and therefore there were no repurchased shares during the quarter ended December 31, 2024.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS

The following discussion of financial condition as of December 31, 2024 and 2023 and results of operations for each of the years in the two-year period ended December 31, 2024 should be read in conjunction with our consolidated financial statements and related notes thereto, included in this report. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” included in this report.

Introduction

Our continued focus on responsible community banking fundamentals and our strong customer relationships have enabled us to increase our market presence through growth in our loan portfolio, which is primarily funded by steady core deposit growth.

As of December 31, 2024, we had approximately $1.90 billion in total assets, $1.11 billion in total gross loans, and $1.70 billion in total deposits.

We believe the following were key indicators of our performance during 2024:

●	Total assets increased to $1.90 billion at the end of 2024, an increase of 3.2%, from $1.84 billion at the end of 2023.

●	Total deposits increased to $1.70 billion at the end of 2024, an increase of 2.7%, from $1.65 billion at the end of 2023.

●	Total net loans increased to $1.09 billion at the end of 2024, an increase of 8.9%, from $1.0 billion at the end of 2023.

●	Net interest income decreased to $70.0 million in 2024, a decrease of $5.7 million or 7.6%, compared to $75.8 million in 2023, mainly as a result of rising interest rates on deposit accounts.

●

A reversal of credit losses provisions totaling $1,620,000 and a provision for credit losses of $970,000 were recorded in 2024 and 2023, respectively. The reversal in 2024 was mainly due to loan recoveries of $2.2 million.

●	The ratio of total non-performing loans to total loans remained at 0.00% as of December 31, 2024 and 2023.

●

Total noninterest income decreased to $6.56 million in 2024, a decrease of 1.1%, from $6.63 million in 2023, which is mainly due to negative changes in the fair value of equity securities and decreases in NSF fee income resulting from changes in the NSF fee structure charged to deposit customers.

●

Total noninterest expense increased from $41.2 million in 2023 to $46.0 million in 2024, primarily due to staffing increases and general operating costs necessary to support the growing loan and deposit portfolios.

●	Provision from income taxes decreased by $2.2 million to $7.2 million in 2024, due to lower pre-tax income.

These items, as well as other factors, contributed to the decrease in net income for 2024 to $24.9 million from $30.8 million in 2023, which translates into $3.02 per diluted share in 2024 as compared to $3.75 per diluted share in 2023.

Over the past several years, our network of branches and loan production offices have expanded geographically. We currently maintain eighteen full-service offices. We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as our needs and resources permit.

2025 Outlook

As we begin our strategic business plan for 2025, we remained focused on relationship-based expansion throughout our market area. We plan to continue to focus on growth of our loan and deposit portfolios to ease pressure on our net interest margin, while attempting to control expenses and credit losses.

Unfavorable trends in inflation prompted the Federal Reserve Open Market Committee, or FOMC, to increase the target federal funds rate in 2022 and 2023, which resulted yield increases on our earning assets. In response to moderating inflation and weakening economic conditions, in 2024 the FOMC made minimal interest rates cuts. In spite of this, we expect the upward trend in our earning asset yield will continue to some degree in 2025 due to continued repricing of existing loans. However, the negative impact of the 2022-2023 FOMC rate hikes was increased rates on deposit accounts, which may continue to some degree into 2025. Deposit interest rates are determined based on customer demand, market surveys of offerings from competitive institutions, and overall liquidity position.

The Fed Funds rate is forecasted to decrease moderately during 2025, which could potentially compress net interest income and net interest margin further, given that our balance sheet is slightly asset sensitive to interest rate changes primarily due to the variable rate loans and interest-earning cash balances.

For 2025, management remains focused on the above challenges and opportunities and other factors affecting the business similar to the factors driving the 2024 results as discussed in this section.

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

Overview

We recorded net income for the year ended December 31, 2024 of $24,948,000 or $3.02 per diluted share compared to $30,848,000 or $3.75 per diluted share for the year ended December 31, 2023. The decrease in net income for the year ended December 31, 2024 was primarily due to a decrease of $5,768,000 in net interest income, as a result of an increase in deposit interest expense. Non-interest income decreased by $76,000 in 2024, mainly due to fair value changes on equity securities and decreased NSF fee income. The provision for credit losses decreased compared to last year due to $2.2 million in loan recoveries in 2024, resulting in a $1,620,000 credit loss provision reversal. Non-interest expense increased by $4,860,000 associated with staffing and general operating overhead increases to support the growth of our loan and deposit portfolios.

Highlights of the financial results are presented in the following table:

	As of and for the years ended December 31,
(Dollars in thousands, except per share data)	2024	2023
For the period:
Net income available to common shareholders	$24,948	$30,848
Net income per common share:
Basic	$3.04	$3.76
Diluted	$3.02	$3.75
Return on average common equity	14.39%	21.87%
Return on average assets	1.35%	1.64%
Common stock dividend payout ratio of earnings during the period	14.90%	8.53%
Efficiency ratio	60.08%	49.93%
At period end:
Book value per common share	$21.95	$20.03
Total assets	$1,900,604	$1,842,422
Total gross loans	$1,106,535	$1,016,579
Total deposits	$1,695,690	$1,650,534
Net loan-to-deposit ratio	64.49%	60.85%

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

For a detailed analysis of interest income and interest expense, see the “Average Balance Sheets” and the “Rate/Volume Analysis” below.

			Distribution, Yield and Rate Analysis of Net Income
			For the Years Ended December 31,
(Dollars in Thousands)	2024			2023
	Average Balance	Interest Income/ Expense	Avg Rate/ Yield	Average Balance	Interest Income/ Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$1,058,294	$53,483	5.05%	$949,429	$44,854	4.72%
Securities - tax-exempt (2)	291,826	11,290	3.87%	313,559	12,487	3.98%
Securities - taxable	251,610	11,357	4.51%	243,300	10,550	4.34%
Federal funds sold	29,317	1,547	5.28%	27,197	1,414	5.20%
Interest-earning deposits	139,489	7,248	5.20%	275,160	13,901	5.05%
Total interest-earning assets	1,770,536	84,925	4.80%	1,808,645	83,206	4.60%
Total noninterest earning assets	82,779			70,820
Total Assets	$1,853,315			$1,879,465
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Demand	484,046	2,414	0.50%	493,164	1,358	0.28%
Money market	383,171	7,616	1.99%	374,828	2,711	0.72%
Savings	128,203	175	0.14%	147,180	197	0.13%
Time deposits $250,000 and under	47,311	1,690	3.57%	24,172	375	1.55%
Time deposits over $250,000	28,837	966	3.35%	16,443	222	1.35%
Borrowed funds	0	0	0.00%	20	1	5.00%
Total interest-bearing liabilities	1,071,568	12,861	1.20%	1,055,807	4,864	0.46%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	584,477			653,034
Other liabilities	23,935			29,585
Total noninterest-bearing liabilities	608,412			682,619
Shareholders' equity	173,335			141,039
Total liabilities and shareholders' equity	$1,853,315			$1,879,465
Net interest income		$72,064			$78,342
Net interest spread (3)			3.60%			4.14%
Net interest margin (4)			4.07%			4.33%

(1)	Loan fees have been included in the calculation of interest income.
(2)	Yields on municipal securities and loans have been adjusted to their fully-taxable equivalents (FTE), based on a federal marginal tax rate of 21.0%.
(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(4)	Represents net interest income as a percentage of average interest-earning assets.

Net interest income, on a fully tax equivalent basis (“FTE”), decreased $6,278,000 or 8.0% to $72,064,000 for the year ended December 31, 2024, compared to $78,342,000 in 2023. Net interest spread and net interest margin were 3.60% and 4.07%, respectively, for the year ended December 31, 2024, compared to 4.14% and 4.33%, respectively, for the year ended December 31, 2023. This downward trend is mainly due to an increase in deposit interest expense that was necessary to remain competitive with peer banks, preserve liquidity, and continue to grow the balance sheet. The FOMC rate hikes that began in March 2022 resulted in an immediate increase in earning asset yields, but deposit rates experienced a lag effect and did not increase until 2023 and into 2024.

The cost of funds on interest-bearing liabilities increased to 1.20% in 2024 compared to 0.46% in 2023 as a result of the competitive environment and customer demand for higher rates. Promotional rates on money market accounts and higher time-deposit rate offerings were utilized to retain deposit relationships, which contributed to the deposit growth of $45.2 million during 2024.

Our earning asset yield increased 20 basis points in 2024 compared to 2023 despite the FOMC cutting the federal funds target rate from a range of 5.25% to 5.50% at the beginning of 2024, to a range of 4.25% to 4.50% by the end of the year. The FOMC rate hikes in 2022 and 2023 continued to have a positive impact on rates of loans that repriced during 2024. The yield on loans recognized an increase of 33 basis points for 2024 as compared to 2023, due to the upward repricing of variable rate loans and higher rate indexes on new loans. Growth in average gross loans of $108.9 million, also contributed to net interest margin expansion.

The net interest margin compression in 2024, is due to the factors discussed above and could worsen if rate indexes on assets were to fall, and/or: 1) deposit interest rates continue to increase due to customer demand, or competitive pressure from peer banks, 2) competition in the lending market restrict significant increases in new loan rates, and 3) deposit growth out-paces loan growth, resulting in higher interest-bearing cash balances, which would offer lower yields than loans and investments depending on the Federal Funds rate as determined by the FOMC.

Changes in volume resulted in decrease in net interest income (on a FTE basis) of $2,641,000 for the year of 2024 compared to the year 2023, and changes in interest rates and the mix resulted in a decrease in net interest income (on a FTE basis) of $3,637,000 for the year 2024 versus the year 2023. Management closely monitors both total net interest income and the net interest margin.

Market rates are in part based on the FOMC target Federal funds interest rate (the interest rate banks charge each other for short-term borrowings).  The change in the Federal funds sold rates is the result of target rate changes implemented by the FOMC.   In 2020, the FOMC decreased the Federal funds rate by 0.50% and 1.00% on two occasions in March resulting in a range of 0.00% to 0.25% as of December 31, 2020 and 2021. In 2022, the FOMC raised the federal funds rate seven times by an aggregate of 4.00%. In 2023, the FOMC raised the Federal funds rate four times by 0.25% resulting in a range of 5.25% to 5.50%. In 2024, the FOMC cut the Federal funds rate three times by an aggregate of 1.00%, resulting in a range of 4.25% to 4.50%. If FOMC were to cut rates in 2025 or thereafter, we expect this would have a negative impact on our net interest income, due to repricing of interest-bearing cash balances, existing loans and investment securities.

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

	For the Year Ended December 31,			For the Year Ended December 31,
(Dollars in Thousands)	2024 vs. 2023			2023 vs. 2022
	Increases (Decreases)			Increases (Decreases)
	Due to Change In			Due to Change In
	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Net loans (1)	$5,143	$3,486	$8,629	$2,690	$3,192	$5,882
Securities - tax exempt	(865)	(332)	(1,197)	1,290	830	2,120
Securities - taxable	360	447	807	1,507	3,108	4,615
Federal funds sold	110	23	133	94	905	999
Interest-earning deposits	(6,854)	201	(6,653)	(3,444)	9,607	6,163
Total interest income	(2,106)	3,825	1,719	2,137	17,642	19,779
Interest expense:
Interest-earning DDA	$(25)	$1,081	$1,056	$11	$895	$906
Money market deposits	60	4,845	4,905	(50)	2,280	2,230
Savings deposits	(25)	3	(22)	(10)	125	115
Time deposits $250,000 and under	359	956	1,315	2	315	317
Time deposits over $250,000	167	577	744	(2)	178	176
Borrowed funds	(1)	0	(1)	0	1	1
Total interest expense	535	7,462	7,997	(49)	3,794	3,745
Change in net interest income	$(2,641)	$(3,637)	$(6,278)	$2,186	$13,848	$16,034

(1)	Loan fees have been included in the calculation of interest income.

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

The Company recorded a reversal of provision for credit loss of $1,620,000 and a credit loss provision of $970,000 during the years ended December 31, 2024 and 2023, respectively. The 2024 provision reversal was mainly due to loan recoveries totaling $2.2 million, which was offset in part by loan growth. The loan recoveries in 2024 were primarily from two loans from different borrowers recovered during third quarter of 2024 totaling $1,992,000. Each of the recovered loans date back to the recession period when collateral values were considerably depressed, and one of which was acquired in 2015 when we completed a bank acquisition. The loan recoveries initially increased the allowance for credit losses (“ACL”), which subsequently resulted in the reversal of $1,620,000.

Current and forecasted macro-economic conditions are closely evaluated among other inputs that our internal credit risk model utilizes to determine the appropriate credit loss allowance. The Company did not have any nonperforming loans as of December 31, 2024 and 2023. The allowance for credit losses was $11,460,000 and $10,896,000 as of December 31, 2024 and 2023, or 1.04% and 1.07%, respectively, of total loans. The decrease as a percentage of total loans corresponds to credit factors within the loan portfolio, and changes to the current and forecasted macro-economic factors that have been established as credit loss indicators within our model. The strong credit quality has resulted in net loan recoveries of $2,184,000 and $112,000 in 2024 and 2023, respectively.

The Company will continue to monitor the adequacy of the allowance for credit losses and make additions to the allowance in accordance with the analysis referred to above. Because of uncertainties inherent in estimating the appropriate level of the allowance for credit losses, actual results may differ from management’s estimate of credit losses and the related allowance.

Noninterest Income

The following table sets forth a summary of noninterest income for the periods indicated:

(in thousands)	For the Year Ended December 31,
	2024		2023		Year-Over-Year
	Amount	%	Amount	%	$ Change	% Change
Service charges on deposits	$1,682	25.7%	$1,813	27.3%	$(131)	-7.2%
Debit card transaction fee income	1,738	26.5%	1,773	26.7%	(35)	-2.0%
Earnings on cash surrender value of life insurance	1,052	16.0%	788	11.9%	264	33.5%
Mortgage commissions	31	0.5%	20	0.3%	11	55.0%
Gain on sale of other real estate owned	114	1.7%	156	2.4%	(42)	-26.9%
Other income	1,938	29.6%	2,081	31.4%	(143)	-6.9%
Total non-interest income	$6,555	100.0%	$6,631	100.0%	$(76)	-1.1%

Average assets	$1,853,315		1,879,465
Noninterest expenses as a % of average assets		0.4%		0.4%

Noninterest income was $6,555,000 for the year ended December 31, 2024, compared to $6,631,000 for the year 2023. Service charge income decreased to $1,682,000 in 2024 compared to $1,813,000 for 2023, due to a change in the NSF fee schedule that resulted in a decline in NSF Fee income collected on deposit accounts, despite an increase in the number of checking accounts. Debit card transaction fee income decreased to $1,738,000 in 2024 as compared to $1,773,000 in 2023, due to debit card network costs that are included in the net revenue received by the bank. Earnings on the cash surrender value of life insurance recognized an increase of $264,000 in 2024 compared to 2023, due to higher yields and three new life insurance policies purchased during the second quarter of 2024. Mortgage commissions have increased by $11,000 for the year 2024, as compared to 2023, a moderate upward trend but overall demand for home purchases and refinancing remains low due to cost of housing and high interest rates. In 2024, other income decreased by $143,000, primarily due to a negative change in the fair value of equity securities, as compared to 2023. The Company continues to evaluate its deposit product offerings with the intention of continuing to expand its offerings to the consumer and business depositors.

Noninterest Expense

The following table sets forth a summary of noninterest expenses for the periods indicated:

(in thousands)	For the Year Ended December 31,
	2024		2023		Year-Over-Year
	Amount	%	Amount	%	$ Change	% Change
Salaries and employee benefits	$28,640	62.2%	$26,109	63.4%	$2,531	9.7%
Occupancy expenses	4,610	10.0%	4,541	11.0%	69	1.5%
Data processing fees	2,814	6.1%	2,729	6.6%	85	3.1%
Regulatory assessments (FDIC & DFPI)	1,090	2.4%	1,020	2.5%	70	6.9%
Other operating expenses	8,863	19.3%	6,758	16.5%	2,105	31.1%
Total non-interest expense	$46,017	100.0%	$41,157	100.0%	$4,860	11.8%

Average assets	$1,853,315		$1,879,465
Noninterest expenses as a % of average assets		2.5%		2.2%

Noninterest expense was $46,017,000 for the year ended December 31, 2024, an increase of $4,860,000 or 11.8% compared to $41,157,000 for the year ended 2023. Salaries and employee benefits increased by $2,531,000 in 2024, due to expansion of our staff to support loan and deposit growth, combined with normal merit-based and cost-of-living increases.

Occupancy expense realized an increase of $69,000 in 2024 compared to the prior year, primarily from property taxes, rent, and utilities expense.

Data processing fees increased in 2024 over 2023 by $85,000, primarily due to servicing costs on the growing number of loan and deposit accounts, as well as upgrades to our online banking and mobile banking platforms.

Federal Deposit Insurance Corporation (“FDIC”) and California Department of Financial Protection and Innovation (“DFPI”) regulatory assessments increased by $70,000 in 2024 over 2023, mainly due to the increase in deposit balances. FDIC increased the base rate to 0.05%, on an annual basis, for all member banks in order to build up the Deposit Insurance Fund. The FDIC adopted a final rule in June 2022, applicable to all insured depository institutions, to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. The final rule became effective as of January 1, 2023, with an invoice payment date of June 30, 2023. The FDIC said that the increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio of the Deposit Insurance fund reaches the statutory minimum of 1.35 percent by the statutory deadline of September 30, 2028. The final assessment rate for financial institutions is determined by making adjustments to the base rate for various credit quality factors and other risk metrics of the institution as defined by the FDIC. The Company’s risk profile and the related assessment rate remains at a relatively low level due to our strong credit quality, earnings and risk-based capital ratios. Management recognizes that assessments could increase further depending on deposit growth throughout the remainder of 2025, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis, and based on FDIC’s discretion to increase the base assessment rate as needed to replenish the Deposit Insurance Fund. Moreover, the FDIC retains the authority and discretion to increase base assessment rates for banking entities in the future, as circumstances warrant.

Other operating expenses increased by $2,105,000 in 2024 as compared to 2023, primarily due to an increase in advertising expenses from a direct-mail campaign launched in 2024 targeting consumer deposit accounts, and various general operating expense increases required to support our growing business portfolios and compliance mandates. Some of these included audit expenses, software license fees and charitable contributions.

Management anticipates that noninterest expense should continue to increase as we continue to grow, and management believes the Company’s administration as currently set up is scalable to handle future loan and deposit growth.  However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Provision for Income Taxes

We reported a provision for income taxes of $7,244,000 and $9,458,000 for the years 2024 and 2023, respectively. The effective income tax rate on income from continuing operations was 22.5% for the year ended December 31, 2024, compared to 23.5% for the year 2023. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans). The disparity between the effective tax rates for 2024 as compared to 2023 is primarily due to tax credits from low-income housing projects as well as tax-free income on municipal securities and loans that comprised a larger proportion of pre-tax income in 2024 as compared to 2023.

Financial Condition

The Company’s total assets were $1,900,604,000 at December 31, 2024 compared to $1,842,422,000 at December 31, 2023, an increase of $58,182,000 or 3.2%. Net loans increased by $89,237,000, investments increased $8,455,000, net bank premises and equipment increased $454,000, interest receivable and other assets decreased $370,000, while cash and cash equivalents decreased $47,817,000 for the year ended December 31, 2024 as compared to December 31, 2023.

Loans gross of the allowance for credit losses and deferred fees were $1,106,535,000 as of December 31, 2024, compared to $1,016,579,000 as of December 31, 2023, an increase of $89,956,000 or 8.9%. The increase was due to an increase of $65,906,000 or 7.4% in commercial real estate loans, an increase of $18,354,000 or 28.1% in commercial and industrial loans, an increase of $2,282,000 or 7.2% in consumer loans, and an increase of $3,414,000 or 13.2% in agriculture loans. The composition remained relatively unchanged as a percentage of total loans, with commercial real estate comprising 87% and 88% of the loan portfolio at December 31, 2024 and 2023, respectively.

Deposits increased $45,156,000 or 2.7% to $1,695,690,000 as of December 31, 2024 compared to $1,650,534,000 at December 31, 2023. Demand, Money Market, and Time Deposits increased by $1,925,000, $17,619,000 and $35,873,000, respectively, while Savings decreased by $10,261,000, as of December 31, 2024 as compared to December 31, 2023.

There were no short-term borrowing or long-term debt outstanding balances at December 31, 2024 and 2023. The Company uses short-term borrowings, primarily short-term FHLB advances, to fund short-term liquidity needs, if needed, and manage net interest margin.

Equity increased $17,344,000 or 10.4% to $183,436,000 as of December 31, 2024, compared to $166,092,000 at December 31, 2023. Equity increased due to earnings, and was partially offset by the negative impact interest rates had on our unrealized loss on available-for-sale investment securities.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of December 31, 2024, and 2023, we had $30,270,000 and $36,500,000, respectively, in federal funds sold.

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

The fair value of the equity security was $3,169,000 and $3,132,000 at December 31, 2024 and December 31, 2023, respectively. Consistent with ASU 2016-01, equity securities are carried at fair value with the changes in fair value recognized in the consolidated statement of income. Accordingly, the Company recognized an unrealized loss of $74,000 and an unrealized gain of $41,000 during the years ended December 31, 2024 and 2023, respectively.

Our available-for-sale investment securities holdings increased by $8,418,000 or 1.6% to $526,496,000 at December 31, 2024, compared to holdings of $518,078,000 at December 31, 2023. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income.

Total investment securities as a percentage of total assets increased to 27.9% as of December 31, 2024 compared to 28.3% at December 31, 2023. As of December 31, 2024, $305,513,000 of the investment securities were pledged to secure public deposits.

As of December 31, 2024, the total unrealized loss on debt securities that were in a loss position for less than 12 continuous months was $3,262,000 with an aggregate fair value of $177,185,000. The total unrealized loss on debt securities that were in a loss position for greater than 12 continuous months was $31,377,000 with an aggregate fair value of $292,476,000.

The following table summarizes the maturity and repricing schedule of our debt investment securities, which does not include equity securities, at their amortized cost and their weighted average yields at December 31, 2024:

Debt Investment Maturities and Repricing Schedule

			After One But		After Five But
(Dollars in Thousands)	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale:
U.S. agencies	$30,016	1.01%	$1,929	1.00%	$1,386	4.88%	$59,328	4.58%	$92,659	3.35%
Collateralized mortgage obligations	0	0.00%	0	0.00%	0	0.00%	29,105	5.30%	29,105	5.30%
Municipalities	6,857	4.28%	165,643	4.07%	172,831	4.06%	1,720	4.92%	347,051	4.07%
SBA pools	0	0.00%	227	7.50%	495	6.54%	160	7.65%	882	6.99%
Corporate debt	41,000	2.97%	2,500	3.81%	0	0.00%	0	0.00%	43,500	3.02%
Asset backed securities	618	5.44%	0	0.00%	20,232	6.29%	26,096	5.18%	46,946	5.66%
Total debt securities	$78,491	2.35%	$170,299	4.04%	$194,944	4.30%	$116,409	4.90%	$560,143	4.07%

Yields in the above table have been adjusted to a fully tax equivalent basis. The yields are calculated using a weighted average method based on the investment security balances as of December 31, 2024. Securities are reported at the earliest possible call, repricing or maturity date.

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

The following table summarizes our commercial real estate loan portfolio by the geographic location in which the property is located as of December 31, 2024 and 2023:

(Dollars in Thousands)	December 31, 2024		December 31, 2023
Commercial real estate loans by geographic location (County)	Amount	% of Commercial Real Estate Loans	Amount	% of Commercial Real Estate Loans
Stanislaus	$209,459	21.8%	$209,505	23.4%
San Joaquin	174,615	18.2%	180,408	20.2%
Sacramento	130,976	13.6%	107,270	12.0%
Fresno	73,123	7.6%	64,578	7.2%
Tuolumne	34,852	3.6%	32,950	3.7%
Merced	28,349	3.0%	26,620	3.0%
Shasta	28,066	2.9%	27,979	3.1%
Contra Costa	23,019	2.4%	13,941	1.6%
Yolo	21,752	2.3%	19,091	2.1%
Marin	20,454	2.1%	20,703	2.3%
Solano	18,515	1.9%	17,942	2.0%
Placer	17,066	1.8%	11,804	1.3%
Alameda	15,130	1.6%	13,675	1.5%
Sutter	15,109	1.6%	12,758	1.4%
Santa Clara	13,961	1.5%	8,833	1.0%
Sonoma	13,506	1.4%	14,102	1.6%
Tulare	12,732	1.3%	10,037	1.1%
Inyo	8,443	0.9%	5,218	0.6%
San Diego	8,427	0.9%	9,180	1.0%
Other	92,104	9.6%	87,158	9.8%
Total	$959,658	100.0%	$893,752	100.0%

Construction and land loans are classified as commercial real estate loans and decreased $45.2 million in 2024 as compared to 2023, mainly due to the completion of construction on existing projects that converted to permanent financing during 2024.  The table below shows an analysis of construction and land loans by type and location. Non-owner-occupied land loans of $5.6 million as of December 31, 2024 included loans for land specified for commercial development of $3.9 million and for residential development of $1.7 million, the majority of which are located in Stanislaus County.

Construction and Land Loans Outstanding by Type and Geographic Location

(Dollars in Thousands)	December 31, 2024		December 31, 2023
Construction and land loans by type	Amount	% of Construction and Land Loans	Amount	% of Construction and Land Loans
Single family non-owner-occupied	$1,613	9.1%	$2,707	3.8%
Single family owner-occupied	0	0.0%	533	0.8%
Commercial non-owner-occupied	9,656	54.2%	40,092	56.4%
Commercial owner-occupied	923	5.2%	7,181	8.8%
Land non-owner-occupied	5,620	31.5%	12,547	30.2%
Total	$17,812	100.0%	$63,060	100.0%

Construction and land loans by geographic location (County)	Amount	% of Construction and Land Loans	Amount	% of Construction and Land Loans
Stanislaus	$3,116	17.5%	$10,665	16.9%
Santa Clara	2,547	14.3%	0	0.0%
Placer	2,435	13.7%	2,360	3.7%
Fresno	2,180	12.2%	7,804	12.4%
Shasta	2,150	12.1%	7,606	12.1%
San Joaquin	1,734	9.7%	9,621	15.3%
Merced	1,478	8.3%	1,626	2.6%
Contra Costa	989	5.6%	0	0.0%
Yolo	0	0.0%	6,860	10.9%
Tulare	0	0.0%	6,125	9.7%
Solano	0	0.0%	4,109	6.5%
Sacramento	0	0.0%	2,028	3.2%
Mono	0	0.0%	1,469	2.3%
Other	1,183	6.6%	2,787	4.4%
Total	$17,812	100.0%	$63,060	100.0%

Loan Maturities

The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio, as of December 31, 2024. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The large majority of the variable rate loans are tied to independent indices (such as the Wall Street Journal prime rate or a Treasury Constant Maturity Rate). Substantially all loans with an original term of more than five years have provisions for the fixed rates to reset, or convert to a variable rate, after one, three or five years and are therefore classified as a variable rate loan in the table below.

	Loan Maturities and Repricing Schedule At December 31, 2024

(in thousands)	Within 1 Year	After 1 But Within 5 Years	After 5 But Within 15 Years	After 15 Years	Total

Commercial real estate
Construction & land	$14,236	$736	$2,840	$0	17,812
Multi-family	2,566	60,975	24,227	0	87,768
Owner occupied	30,312	76,769	122,715	165	229,961
Non-owner occupied	65,119	250,543	213,107	0	528,769
Farmland	11,448	27,688	55,818	394	95,348
Commercial & Industrial	30,075	44,107	9,386	4	83,572
Consumer	14,404	12,812	6,214	539	33,969
Agriculture	23,626	3,703	2,007	0	29,336
Unearned income	(271)	(674)	(616)	0	(1,561)
Total loans, net of unearned income	$191,515	$476,659	$435,698	$1,102	$1,104,974

Loans with variable (floating) interest rates	$140,676	$317,955	87,046	$0	$545,677
Loans with predetermined (fixed) interest rates	$50,839	$158,704	348,652	$1,102	$559,297

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

Loans are generally placed on non-accrual status when they become 90 days past due, unless management believes the loan is adequately collateralized and in the process of collection. The past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower has experienced some changes in financial status, causing an inability to meet the original repayment terms, and where we believe the borrower will eventually overcome those circumstances and repay the loan in full. OREO consists of properties acquired by foreclosure or similar means and which management intends to offer for sale. The Company did not have any nonperforming loans as of December 31, 2024 and 2023.

The Company held no OREO properties as of December 31, 2024 and 2023. Accordingly, the Company had zero non-performing assets recorded on the balance sheet as of December 31, 2024 and 2023.

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

The allowance for credit losses increased to $11,460,000 as of December 31, 2024, as compared with $10,896,000 at December 31, 2023. The allowance for credit losses as a percentage of total loans decreased to 1.04% as of December 31, 2024, as compared to 1.07% as of December 31, 2023, due to changes in the macro-economic indicators and qualitative factors used within our CECL model. Based on the current conditions of the loan portfolio, management believes that the $11,460,000 allowance for credit losses at December 31, 2024 is adequate to absorb losses inherent in our loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

Diversification, low loan-to-values, strong credit quality and enhanced credit monitoring contribute to a reduction in the portfolio’s overall risk in recent years and help to offset the various inherent credit risks. We continue to monitor the impact of the economic environment, and adjustments to the provision for credit loss will be made accordingly. During 2024, the Company recognized net loan recoveries of $2,184,000 as compared to $112,000 in 2023.

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

As required by ASC Topic 326, on January 1, 2023 the Company implemented CECL and increased our ACL, previously the allowance for loan losses, with a $346,000 cumulative adjustment. Under ASC Topic 326, the allowance for credit losses is deducted from the amortized cost basis to present the net amount expected to be collected on the loans. The measurement of expected credit losses is based on relevant information, which includes experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount over the remaining contractual life. The Company’s ACL is calculated monthly, with any difference in the calculated ACL and the recorded ACL trued-up through an entry to the provision for credit losses. Management calculates the quantitative portion of collectively evaluated reserves for all loan categories, using a discounted cash flow (“DCF”) methodology. For purposes of estimating the Company’s ACL, management generally evaluates collectively evaluated loans by federal call code in order to group loans with similar risk characteristics together, however management has grouped loans in selected call codes together in determining portfolio segments, due to similar risk characteristics and reserve methodologies used for certain call code classifications.

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

The table below summarizes, for the periods indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for credit losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for credit losses:

Allowance for Credit Losses

	December 31,	December 31,
(Dollars in thousands)	2024	2023
Balances:
Average total loans outstanding during period	$1,058,294	$949,429
Total loans outstanding at end of period	$1,106,535	$1,016,579
Net loan recoveries	$2,184	$112
(Reversal of) provision for credit losses	$(1,620)	$970
Allowance for credit losses at end of period	$11,460	$10,896

Ratios:
Net loan recoveries to average total loans	0.21%	0.01%
Allowance for loan losses to total loans at end of period	1.04%	1.07%
Net loan recoveries to allowance for loan losses at end of period	19.06%	1.03%
Net loan recoveries to (reversal of) provision for loan losses	(134.81% )	11.55%
Nonperforming loans as a percentage of total loans	0.00%	0.00%
Allowance for loan losses as a percentage of nonperforming loans	NA	NA

The table below summarizes the allowance for credit loss balance by type of loan balance at the end of each period (See “Loan Portfolio” above for a description of each type of loan balance):

Allocation of the Allowance for Credit Losses

(Dollars in thousands)	December 31, 2024		December 31, 2023
	Amount	% of Allowance for Loan Losses	Amount	% of Allowance for Loan Losses
Applicable to:
Commercial real estate
Construction & land	$258	2.3%	$1,227	11.3%
Multi-family	737	6.4%	667	6.1%
Owner occupied	1,503	13.1%	1,805	16.6%
Non-owner occupied	6,401	55.9%	4,805	44.0%
Farmland	1,665	14.5%	1,468	13.5%
Commercial and Industrial	645	5.6%	650	6.0%
Consumer	175	1.5%	227	2.1%
Agriculture	76	0.7%	47	0.4%
Total Allowance	$11,460	100.0%	$10,896	100.0%

Other Earning Assets

For various business purposes, we make investments in earning assets other than the interest-earning securities and loans discussed above. The primary other earning assets held by the Company as of December 31, 2024 and 2023, includes the cash surrender value of the BOLI policies, Federal Home Loan Bank stock and Federal Reserve Bank stock. During 2024, we purchased three new life insurance policies on executive officers for a total investment of $5,000,000.

During 2018 and 2022, we committed to invest $5,000,000 and $10,500,000, respectively, in low-income housing tax credit funds (“LIHTC”) to promote our participation in CRA activities, which had unfunded commitments of $5,664,000 and $9,782,000 as of December 31, 2024 and 2023, respectively. For LIHTC investments, we receive the return in the form of tax credits and tax deductions over a period of approximately 15 years.

In 2017, we made a $1,000,000 commitment as a limited partner, to a small business private equity partnership to promote our participation in CRA activities. The value is recorded at fair market value with market gains or losses recorded to other income in the consolidate financial statements. As of December 31, 2024, we have no remaining undisbursed commitments.

The balances of other earning assets as of December 31, 2024 and December 31, 2023 were as follows:

(in thousands)	December 31, 2024	December 31, 2023

BOLI	$37,558	$31,506
LIHTCs	$11,354	$12,655
Small business private equity partnership	$1,063	$1,029
Federal Reserve Bank Stock	$755	$755
Federal Home Loan Bank Stock	$5,531	$5,202

Deposits and Other Sources of Funds

Deposits

Total deposits at December 31, 2024 and 2023 were $1,695,690,000 and $1,650,534,000, respectively, representing an increase of $45,156,000 or 2.7% in 2024. The average deposits for the year ended December 31, 2024 decreased $52,777,000 or 3.1% to $1,656,045,000 compared to $1,708,822,000 at for the year ended December 31, 2023. Deposit data analysis has resulted in an estimate of $811,351,000 in uninsured deposits, representing the balance that is not covered by FDIC insurance limits as of December 31, 2024.

Deposits are the Company’s primary source of funds. Due to strategic emphasis by management, core deposits (based on a definition provided by FDIC’s Uniform Bank Performance Report) increased by $32,564,000 or 2.0% in 2024 to $1,654,700,000 at December 31, 2024. The percentage of core deposits to total deposits decreased slightly to 97.6% at December 31, 2024 as compared to 98.3% at December 31, 2023. The average rate paid on time deposits in denominations of over $250,000 was 3.35% and 1.35% for the years ended December 31, 2024 and 2023, respectively. The composition and cost of the Company's deposit base are important components in analyzing the Company's net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein. See “Net Interest Income and Net Interest Margin” for further discussion.

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

The following tables summarize the distribution of average daily deposits and the average daily rates paid for the periods indicated:

Distribution of Average Daily Deposits

	Average Deposits
	2024		2023
	Average	Average	Average	Average
(Dollars in Thousands)	Balance	Rate	Balance	Rate

Demand	$1,068,523	0.23%	$1,146,198	0.12%
Money market	383,171	1.99%	374,828	0.72%
Savings	128,203	0.14%	147,181	0.13%
Time deposits $250,000 and under	47,311	3.57%	24,172	1.55%
Time deposits over $250,000	28,837	3.35%	16,443	1.35%
Total deposits	$1,656,045	0.78%	$1,708,822	0.28%

The scheduled maturities of our time deposits in denominations of more than $250,000 at December 31, 2024 are as follows:

Maturities of Time Deposits over $250,000

(Dollars in Thousands)

Three months or less	$17,752
Over three months through six months	10,692
Over six months through twelve months	8,858
Over twelve months	290
Total	$37,592

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Four of our clients carry deposit balances of more than 1% of our total deposits, one of which had a deposit balance of more than 3% of total deposits at December 31, 2024. The Company had no brokered deposits as of December 31, 2024 and 2023.

FHLB Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the FHLB as an alternative to retail deposit funds. We had no outstanding balances as of December 31, 2024 and 2023. The average balance of FHLB advances outstanding in 2024 and 2023 was $0. See “Liquidity Management” below for the details on the FHLB borrowings program.

Deferred Compensation Obligations

We maintain a nonqualified, unfunded deferred compensation plan for certain key management personnel.  Under this plan, participating employees may defer compensation, which will entitle them to receive certain payments upon retirement, death, or disability.  The plan provides for payments commencing upon retirement and reduced benefits upon early retirement, disability, or termination of employment. As of December 31, 2024 and 2023, our aggregate payment obligations under this plan totaled $14.1 million and $11.4 million, respectively.

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

Since our deposit growth strategy emphasizes core deposit growth, we have avoided relying on brokered deposits as a consistent source of funds. The Company had no brokered deposits as of December 31, 2024 and 2023.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio and stock issued by the FHLB. The FHLB determines limitations on the amounts of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of December 31, 2024 and 2023, the Company had no FHLB advances outstanding and had sufficient collateral to borrow an additional $364.4 million and $333.1 million, respectively. In addition, the Company had lines of credit with its correspondent banks to purchase overnight federal funds totaling $70 million at December 31, 2024 and 2023. No advances were made on these lines of credit as of December 31, 2024 and 2023.

The Company’s liquidity depends primarily on dividends paid to it as the sole shareholder of the Bank. The Bank’s ability to pay dividends to the Company may depend on whether the Bank will be in a position to pay dividends based on regulatory requirements and the performance of the Bank.

Maintenance of adequate liquidity requires that sufficient resources be available at all time to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, loans and securities available for sale. Our liquid assets at December 31, 2024 and 2023 totaled approximately $431.8 million and $489.0 million, respectively. Our liquidity level measured as the percentage of liquid assets to total assets was 22.7% and 26.5% as of December 31, 2024, and 2023, respectively.

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

The following tables summarizes short- and long-term material cash requirements as of December 31, 2024, which we believe that we will be able to fund these obligations through cash generated from our operations and available alternative sources of funds (dollars in thousands):

(in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations	$1,490	$2,380	$2,015	$2,110	$7,995
Supplemental retirement plans	135	366	527	13,048	14,076
Time deposit maturities	88,814	2,467	114	0	91,395
Total	$90,439	$5,213	$2,656	$15,158	$113,466

Capital Resources and Capital Adequacy Requirements

In the past two years, our primary source of capital has been internally generated operating income through retained earnings. At December 31, 2024, total shareholders’ equity increased to $183.4 million, representing an increase of $17.4 million from December 31, 2023. The increase was due to net income of $24.9 million recorded to retained earnings, which was partially offset by other comprehensive losses of $4.5 million, net of income tax benefit, due to the negative effect that rising long-term treasury yields had on the unrealized market value adjustment of our available-for-sale investment portfolio during 2024. Also, retained earnings was reduced by the common stock dividend payments totaling $3.7 million during 2024. As of December 31, 2024, we had no material commitments for capital expenditures.

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

As of December 31, 2024, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action. For more information on our capital resources and capital adequacy requirements, see Note 19 to the Consolidated Financial Statements in Item 8 of this report.

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

Asset sensitivity indicates that in a rising interest rate environment the Company's net interest income would increase and in a decreasing interest rate environment the Company's net interest income would decrease. Liability sensitivity indicates that in a rising interest rate environment a Company's net interest income would decrease and in a decreasing interest rate environment the Company's net interest income would increase. For all of 2024, we were relatively neutral but slightly "asset-sensitive" meaning we expect our net interest income to increase as market rates increase and to decrease as market rates decrease. The relative level of asset sensitivity as of December 31, 2024 has decreased from 2023 primarily due to a decrease in interest-bearing cash balances that have floating rates. In the decreasing interest rate environments, we show a decline in net interest income as interest-bearing assets re-price lower while deposits reach their floors and cannot be reduced further.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the Independent Auditors’ Report appear on pages F-1 through F-44 of this Annual Report and are incorporated into this Item 8 by reference.

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

As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2024, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on that assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no significant changes in the Company’s internal control over financial reporting during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the evaluation date.

ITEM 9B. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements

During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company informed us of the adoption or termination of any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K), other than, on November 5, 2024, Donald Barton, a director, adopted a Rule 10b5-1 trading arrangement providing for the sale of 375 shares of our common stock each month for a total of up to 4,500 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until February 11, 2026, or earlier if all transactions under the trading arrangement are completed.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the section entitled “Corporate Governance and Board Matters,” “Information About Directors and Executive Officers” and “Corporate Governance - Insider Trading Policy” in our Proxy Statement to be filed prior to the 2025 Annual Meeting of Shareholders.

The Company has adopted a Code of Ethics that applies to all staff including the Chief Executive Officer, and the Chief Financial Officer. A copy of the Code of Ethics will be provided to any person, without charge, upon written request to Corporate Secretary, Oak Valley Bancorp, 125 North Third Avenue, Oakdale, CA 95361. A copy of the Code of Ethics is also available at the Company’s website at www.ovcb.com. The content of our website is not incorporated by reference into this Annual Report or any other filings with the SEC.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that for the 2024 fiscal year the officers and directors of the Company complied with all applicable filing requirements, except for the late filings for the directors in the table below:

Name	Form	Transaction Type	Transaction Date	# of Shares	Filing Date
James L Gilbert	4	Purchase	08/14/23	33	04/03/24
James L Gilbert	4	Purchase	02/12/24	48	04/03/24
Allison C Lafferty	4	Purchase	06/03/24	100	06/10/24
Allison C Lafferty	4	Purchase	08/21/24	100	09/09/24
Gary Strong	4	Purchase	05/20/24	3	05/29/24
Gary Strong	4	Purchase	05/21/24	1	05/29/24
Gary Strong	4	Purchase	02/24/24	1	05/29/24
Gary Strong	4	Purchase	02/28/24	695	05/29/24
Gary Strong	4	Purchase	08/05/24	700	08/08/24
Terrance P Withrow	4	Purchase	02/13/23	148	05/06/24
Terrance P Withrow	4	Purchase	08/14/23	152	05/06/24
Terrance P Withrow	4	Purchase	02/12/24	225	05/06/24

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Section entitled “Executive Compensation Discussion and Analysis” in our Proxy Statement to be filed prior to the 2025 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2024 with respect to shares of our common stock that are authorized to be issued under the Company’s 2018 Equity Plan. Shares subject to restricted stock awards are not included in the table below.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders	0	$0	392,880
Equity Compensation Plans Not Approved by Shareholders	0	0	0
Total	0	$0	392,880

Certain information required by this Item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed prior to the 2025 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the section entitled “Certain Relationship and Related Transactions” in our Proxy Statement to be filed prior to the 2025 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm is RSM US LLP, Issuing Office: Dallas, TX, PCAOB ID: 49.

The information required by this Item is incorporated by reference to “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement to be filed prior to the 2025 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents Filed as Part of this Annual Report:

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

(a)(3) Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of Oak Valley Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10 filed on July 31, 2008).

3.2	First Amendment to Articles of Incorporation of Oak Valley Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10 filed on July 31, 2008).

3.3	Bylaws, as amended and restated on June 21, 2022 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 12, 2022).

4.1	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.1 to the Form 10-K filed on March 13, 2020).

10.1	Oak Valley Community Bank Form of Director Retirement Agreement. (incorporated by reference to Exhibit 10.2 to the Form 10 filed on July 31, 2008).

10.3	Oak Valley Bancorp 2018 Equity Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders filed as of May 7, 2018). †

10.4	Oak Valley Community Bank Form of Executive Salary Continuation Agreement (incorporated by reference to Exhibit 10.4 to the Form 10-K filed on March 31, 2021).

10.5	Form of 2018 Equity Incentive Plan Stock Option Award Agreement (incorporated by reference to Exhibit 99.2 to the Form S-8 filed on June 28, 2018).†

10.6	Form of 2018 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.3 to the Form S-8 filed on June 28, 2018).†

10.7	Form of 2018 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 99.4 to the Form S-8 filed on June 28, 2018).†

19.1	Oak Valley Bancorp Insider Trading Policy.

21	Subsidiaries of the Issuer (incorporated by reference to Exhibit 21 to the Form 10 filed on July 31, 2008).

23.1	Consent of Independent Registered Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

97.1	Oak Valley Bancorp Clawback Policy (incorporated by reference to Exhibit 97.1 to the Form 10-K filed on April 1, 2024).

101

The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2024 and 2023, (ii) Consolidated Statements of Income for the Years Ended December 31, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024 and 2023, (iv) Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished, not filed.
†	Indicates management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “1934 Act”) the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Oakdale, California on March 31, 2025.

OAK VALLEY BANCORP a California corporation

By:	/s/ CHRISTOPHER M. COURTNEY
Christopher M. Courtney, Chief Executive Officer

Pursuant to the requirements of the 1934 Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ DONALD L. BARTON	Director	March 31, 2025
Donald Barton

/s/ CHRISTOPHER M. COURTNEY	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2025
Christopher M. Courtney

/s/ LYNN R. DICKERSON	Director	March 31, 2025
Lynn R. Dickerson

/s/ JEFFREY A. GALL	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 31, 2025
Jeffrey A. Gall

/s/ JAMES L. GILBERT	Director	March 31, 2025
James L. Gilbert

/s/ THOMAS A. HAIDLEN	Director	March 31, 2025
Thomas A. Haidlen

/s/ H. RANDOLPH HOLDER	Director	March 31, 2025
H. Randolph Holder

/s/ DANIEL J. LEONARD	Director	March 31, 2025
Daniel J. Leonard

/s/ RICHARD A. McCARTY	President, Chief Operating Officer, and Director	March 31, 2025
Richard A. McCarty

/s/ JANET S. PELTON	Director	March 31, 2025
Janet S. Pelton

/s/ GARY STRONG	Director	March 31, 2025
Gary Strong

/s/ DANNY L. TITUS	Director	March 31, 2025
Danny L. Titus

/s/ TERRANCE P. WITHROW	Director	March 31, 2025
Terrance P. Withrow

/s/ ALLISON C. LAFFERTY	Director	March 31, 2025
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

Our management has evaluated our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO 2013) of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

/s/ CHRISTOPHER M. COURTNEY	/s/ JEFFREY A. GALL
Christopher M. Courtney, Chief Executive Officer	Jeffrey A. Gall, Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Oak Valley Bancorp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oak Valley Bancorp and its subsidiary (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses

As described in Notes 1 and 4 to the financial statements, the Company's allowance for credit losses (allowance) is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. The measurement of expected credit losses is based on relevant information, which includes historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount over the contractual life. The total allowance represented $11,460,000 at December 31, 2024.

Management calculates the quantitative portion of collectively evaluated reserves for all loan categories using a discounted cash flow (“DCF”) methodology. The DCF quantitative reserve methodology incorporates the consideration of probability of default (“PD”) and loss given default (“LGD”) estimates to calculate expected lifetime losses. The PD estimates are derived using reasonable and supportable economic forecasts and historical loss-rate data from both the Company and a selected peer group. The historical loss-rate data is compared to identified benchmark economic indicators to create a regression model that is updated annually. Reasonable and supportable forecasts for the identified economic indicators are then incorporated to arrive at expected default rates for the various loan categories. The reasonable and supportable forecasts are based on the National Unemployment Rate and Real Gross Domestic Product. The expected default rates are then applied to expected monthly loan balances estimated through the consideration of contractual terms and expected prepayments. The Company utilizes a four-quarter forecast period, after which the expected default rates revert to the historical average over a four-quarter reversion period on a straight-line basis. The prepayment assumptions are estimated based on historical experience of the Company. The prepayment assumptions may be updated by Management in the event that changing conditions impact Management’s estimate. LGD utilized in the DCF is derived from the application of models that correlate LGD and PD based on historical peer data.

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

●	Changes in the nature and volume of the loan portfolio
●	Changes in the experience, ability, and depth of lending management and other relevant staff
●	Changes in the volume and severity of past due, watch loans and classified loans
●	Changes in the quality of the Company’s loan review processes
●	Changes in the value of underlying collateral for loans not identified as collateral dependent
●	Changes in loan categorization concentrations
●	Other external factors, which include, the regulatory risk ratings

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
●

Evaluating the appropriateness and consistency of management’s judgments related to the assumptions used to determine the PD, LGD, prepayment rate, reasonable and supportable forecast, and qualitative factors components of the allowance, including considering the sensitivity analyses performed by management over these assumptions.

●

Reviewing subsequent events and considering their impact on judgments applied in forming the PD, LGD, prepayment rate, reasonable and supportable forecast, and qualitative factors component of the allowance for credit losses as of the consolidated balance sheet date.

/s/ RSM US LLP

We have served as the Company's auditor since 2018.

Dallas, Texas

March 31, 2025

OAK VALLEY BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	December 31,	December 31,
	2024	2023
ASSETS
Cash and due from banks	$138,481	$180,068
Federal funds sold	30,270	36,500
Cash and cash equivalents	168,751	216,568

Securities - available for sale	526,496	518,078
Securities - equity investments	3,169	3,132
Loans, net of allowance for credit losses of $11,460 and $10,896 at December 31, 2024 and 2023, respectively	1,093,514	1,004,277
Cash surrender value of life insurance	37,558	31,506
Bank premises and equipment, net	16,319	15,865
Goodwill and other intangible assets, net	3,390	3,473
Deferred tax asset	15,501	13,247
Interest receivable and other assets	35,906	36,276
	$1,900,604	$1,842,422

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$1,695,690	$1,650,534
Interest payable and other liabilities	21,478	25,796
Total liabilities	1,717,168	1,676,330

Commitments and contingent liabilities (Note 13)

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,357,211 and 8,293,168 shares issued and outstanding at December 31, 2024 and 2023, respectively	25,435	25,435
Additional paid-in capital	6,199	5,512
Retained earnings	175,502	154,301
Accumulated other comprehensive loss, net of tax	(23,700)	(19,156)
Total shareholders’ equity	183,436	166,092

	$1,900,604	$1,842,422

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)	YEAR ENDED DECEMBER 31,
	2024	2023
INTEREST INCOME
Interest and fees on loans	$53,406	$44,773
Interest on securities	20,693	20,578
Interest on federal funds sold	1,547	1,414
Interest on deposits with banks	7,248	13,901
	82,894	80,666

INTEREST EXPENSE
Deposits	12,860	4,863
Federal funds purchased	0	1
Total interest expense	12,860	4,864

Net interest income	70,034	75,802
(Reversal of) provision for credit losses	(1,620)	970
Net interest income after (reversal of) provision for credit losses	71,654	74,832

NON-INTEREST INCOME
Service charges on deposits	1,682	1,813
Debit card transaction fee income	1,738	1,773
Earnings on cash surrender value of life insurance	1,052	788
Mortgage commissions	31	20
Gains on sales and calls of available-for-sale securities	114	156
Other	1,938	2,081
Total non-interest income	6,555	6,631

NON-INTEREST EXPENSE
Salaries and employee benefits	28,640	26,109
Occupancy expenses	4,610	4,541
Data processing fees	2,814	2,729
Regulatory assessments (FDIC & DFPI)	1,090	1,020
Other operating expenses	8,863	6,758
Total non-interest expense	46,017	41,157

Net income before provision for income taxes	32,192	40,306

Total provision for income taxes	7,244	9,458
Net Income	$24,948	$30,848

Net income per share	$3.04	$3.76

Net income per diluted share	$3.02	$3.75

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEAR ENDED DECEMBER 31,
(dollars in thousands)	2024	2023

Net income	$24,948	$30,848
Other comprehensive (loss) income:
Unrealized holding (loss) gain arising during the period	(6,337)	16,584
Less: reclassification for net gains included in net income	(114)	(156)
Other comprehensive (loss) income, before tax	(6,451)	16,428
Tax benefit (expense) related to items of other comprehensive income	1,907	(4,857)
Total other comprehensive (loss) income	(4,544)	11,571
Comprehensive income	$20,404	$42,419

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	YEARS ENDED DECEMBER 31, 2024 AND 2023
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2024	8,293,168	$25,435	$5,512	$154,301	$(19,156)	$166,092
Restricted stock issued	72,269	0	0	0	0	0
Restricted stock forfeited	(1,950)	0	0	0	0	0
Restricted stock surrendered for tax withholding	(6,276)	0	(158)	0	0	(158)
Cash dividends declared $0.45 per share of common stock	0	0	0	(3,747)	0	(3,747)
Stock based compensation	0	0	845	0	0	845
Other comprehensive loss	0	0	0	0	(4,544)	(4,544)
Net income	0	0	0	24,948	0	24,948
Balances, December 31, 2024	8,357,211	$25,435	$6,199	$175,502	$(23,700)	$183,436

Balances, January 1, 2023	8,257,894	$25,435	$5,190	$126,728	$(30,727)	$126,626
Restricted stock issued	43,446	0	0	0	0	0
Restricted stock forfeited	(300)	0	0	0	0	0
Restricted stock surrendered for tax withholding	(7,872)	0	(211)	0	0	(211)
Cash dividends declared $0.32 per share of common stock	0	0	0	(2,646)	0	(2,646)
Stock based compensation	0	0	533	0	0	533
Other comprehensive gain	0	0	0	0	11,571	11,571
CECL adoption adjustments	0	0	0	(629)	0	(629)
Net income	0	0	0	30,848	0	30,848
Balances, December 31, 2023	8,293,168	$25,435	$5,512	$154,301	$(19,156)	$166,092

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
(dollars in thousands)	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,948	$30,848
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal of) provision for credit losses	(1,620)	970
Increase in deferred fees/costs, net	156	151
Depreciation	1,325	1,329
Amortization of investment securities, net	838	1,151
Unrealized loss (gain) on equity securities	74	(41)
Amortization of operating lease right-of-use asset	(231)	(231)
Stock based compensation	845	533
Gain on sales and calls of available for sale securities	(114)	(156)
Earnings on cash surrender value of life insurance	(1,052)	(788)
(Increase) decrease in deferred tax asset	(2,254)	706
Increase (decrease) in interest payable and other liabilities	914	(1,411)
Increase in interest receivable	(173)	(456)
Decrease in other assets	1,980	454
Net cash provided by operating activities	25,636	33,059

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(104,124)	(40,660)
Purchases of equity securities	(112)	(101)
Proceeds from the sale of available-for-sale securities	28,258	42,791
Proceeds from maturities, calls, and principal paydowns of securities available for sale	60,274	22,662
Investment in LIHTC	(4,119)	(373)
Net increase in loans	(87,773)	(100,709)
Purchase of FHLB Stock	(329)	(720)
Purchase of BOLI policies	(5,000)	(500)
Purchases of premises and equipment	(1,779)	(1,894)
Net cash used in investing activities	(114,704)	(79,504)

CASH FLOWS FROM FINANCING ACTIVITIES:
Federal funds advances	35	1,855
Federal funds payments	(35)	(1,855)
Shareholder cash dividends paid	(3,747)	(2,646)
Net increase (decrease) in demand deposits and savings accounts	9,283	(179,098)
Net increase in time deposits	35,873	15,335
Tax withholding payments on vested restricted shares surrendered	(158)	(211)
Net cash provided by (used in) in financing activities	41,251	(166,620)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(47,817)	(213,065)

CASH AND CASH EQUIVALENTS, beginning of period	216,568	429,633

CASH AND CASH EQUIVALENTS, end of period	$168,751	$216,568

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$12,747	$4,715
Operating leases	$1,497	$1,469
Income taxes	$6,385	$10,449

NON-CASH INVESTING ACTIVITIES:
Change in unrealized (loss) gain on securities	$(6,451)	$16,428
Right-of-use asset obtained in exchange for new operating lease liability	$(1,113)	$(390)

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

Subsequent events — The Company has evaluated events and transactions subsequent to December 31, 2024 through the date of the filing for potential recognition or disclosure.

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

Consistent with ASC Topic 825-10, equity securities consist of those securities with readily determinable fair value and are carried at fair value with the changes in fair value recognized in the consolidated statements of income.

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

The unrealized losses are due primarily to rising market yields and not due to credit deterioration. As such, no ACL on available-for-sale securities has been established as of December 31, 2024 and 2023. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

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

Allowance for credit losses (“ACL”) — As required by ASC Topic 326, on January 1, 2023 the Company implemented CECL and increased our ACL, previously the allowance for loan losses, with a $346,000 cumulative adjustment. Under ASC topic 326, the allowance for credit losses is deducted from the amortized cost basis to present the net amount expected to be collected on the loans. The measurement of expected credit losses is based on relevant information, which includes experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount over the remaining contractual life. The Company’s ACL is calculated monthly, with any difference in the calculated ACL and the recorded ACL trued-up through an entry to the provision for credit losses. Management calculates the quantitative portion of collectively evaluated reserves for all loan categories, using a discounted cash flow (“DCF”) methodology. For purposes of estimating the Company’s ACL, management generally evaluates collectively evaluated loans by federal call code in order to group loans with similar risk characteristics together, however management has grouped loans in selected call codes together in determining portfolio segments, due to similar risk characteristics and reserve methodologies used for certain call code classifications.

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

Premises and equipment — Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives using the straight-line basis. The estimated lives used in determining depreciation and amortization are:

Building (in years)		31.5

Equipment (in years)	3	-	12

Furniture and fixtures (in years)	3	-	7

Leasehold improvements (in years)	5	-	15

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

The Company files income tax returns in the U.S. federal jurisdiction, and the State of California. With few exceptions, the Company is no longer subject to U.S. federal tax examinations by tax authorities for years before 2021 or to state/local income tax examinations by tax authorities for years before 2020.

Low Income Housing Tax Credits (“LIHTC”) — The Company has invested in certain tax-advantaged projects promoting affordable housing, new markets, and historic rehabilitation. These investments are designed to generate returns primarily though the realization of federal and state income tax credits and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These investments involve significant management judgments, including a determination of which entities have the power to direct activities, and whether these entities are variable interest entities. The Company is required to evaluate whether to consolidate a variable interest entity at both inception and on an ongoing basis. The Company is not required to consolidate variable interest entities in which it has concluded it does not have a controlling financial interest and is not the primary beneficiary. The Company’s maximum exposure to loss related to its investments in these unconsolidated variable interest entities is limited to the carrying amount of the investment, net of any unfunded capital commitments and previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level. The Company believes potential losses from these investments are remote.

The Company has elected to apply the proportional amortization method in accounting for investments in LIHTCs. Income tax credits and other tax benefits, net of investment amortization, were included as a component of the Company’s estimated annual effective tax rate used for the calculation of income taxes presented on the Consolidated Statements of Income.

For additional information regarding these investments, see “Note 21 – Variable Interest Entities.”

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

Advertising costs — The Company expenses advertising costs as they are incurred. Advertising expense was $922,000 and $371,000 for the years ended December 31, 2024 and 2023, respectively.

Comprehensive income — Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items previously recorded directly to shareholders’ equity, such as unrealized gains and losses on securities available for sale. Comprehensive income is presented in the statements of comprehensive income and as a component of shareholders’ equity. For the years ended December 31, 2024 and 2023, $80,000 and $110,000, net of tax, respectively, was reclassified from comprehensive income into net income related to gains on called and sold available for sale securities.

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

Stock based compensation — The Company recognizes in the consolidated statements of income the grant-date fair value of restricted stock, stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The Company uses the straight-line recognition of expenses for awards with graded vesting. The fair value of each restricted stock grant is based on the closing market price of the Company’s stock on the date of grant. The Company issued restricted stock grants totaling 72,269 and 43,446 shares in 2024 and 2023, respectively.

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of December 31, 2024 and 2023. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

Goodwill and other intangible assets — As of December 31, 2024 intangible assets are comprised of goodwill of $3,313,000 and core deposit intangibles of $77,000, which were acquired through a business combination, as compared to goodwill of $3,313,000 and core deposit intangible of $159,000 as of December 31, 2023. Intangible assets with definite useful lives are amortized over their respective estimated useful lives. If an event occurs that indicates the carrying amount of an intangible asset may not be recoverable, management reviews the asset for impairment. Any goodwill and any intangible asset acquired in a purchase business combination determined to have an indefinite useful life is not amortized, but is evaluated for impairment, at a minimum, on an annual basis.

The core deposit intangible represents the estimated future benefits of acquired deposits and is booked separately from the related deposits. The value of the core deposit intangible asset was determined using a discounted cash flow approach to arrive at the cost differential between the core deposits (non-maturity deposits such as transaction, savings and money market accounts) and alternative funding sources. The core deposit intangible is amortized on an accelerated basis over an estimated ten-year life, and it is evaluated periodically for impairment. No impairment loss was recognized as of December 31, 2024. At December 31, 2024, the core deposit intangibles future estimated amortization expense is as follows:

(in thousands)	2025	Total
Core deposit intangible amortization	$77	$77

The Company applies a qualitative analysis of conditions in order to determine if it is more likely than not that the carrying value is impaired. In the event that the qualitative analysis suggests that the carrying value of goodwill may be impaired, the Company uses several quantitative valuation methodologies in evaluating goodwill for impairment that includes assumptions made concerning the future earnings potential of the organization, and a market-based approach that looks at values for organizations of comparable size, structure and business model. The current year's review of qualitative factors did not indicate that impairment has occurred, as such no quantitative analysis was performed at December 31, 2024 and 2023.

Recently Issued Accounting Standards —

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) Topic 326, Financial Instruments – Credit Losses. This update revises the methodology used by financial institutions under GAAP to recognize credit losses in the financial statements.  Previously, GAAP required the use of an “incurred loss” model, whereby financial institutions recognize in current period earnings, incurred credit losses and those inherent in the financial statements, as of the date of the balance sheet.  The “incurred loss” methodology for recognizing credit losses delayed recognition until it is probable that a loss has been incurred. ASC Topic 326 replaces such incurred loss impairment model with a new methodology that requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount. This ASC results in a new model for estimating the allowance for credit losses, commonly referred to as the Current Expected Credit Loss (“CECL”) model.  Under the CECL model, financial institutions are required to estimate future credit losses and recognize those losses in current period earnings.  The amendments within the update were initially effective for fiscal years and all interim periods beginning after December 15, 2019.  In October 2019, FASB approved an amendment that delayed the adoption of this ASC for three years for certain entities including the Company since we are classified as a Smaller Reporting Company. The Company adopted these standards as required on January 1, 2023 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. There was no cumulative effect adjustment related to our available-for-sale investment portfolio upon adoption and the Company had no securities designated as held-to-maturity as of January 1, 2023.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). The update requires enhanced disclosures about significant segment expenses, enhanced interim disclosure requirements, clarification for when multiple segment measures of profit or loss can be disclosed and other requirements intended to improve overall reportable segment disclosures in annual and interim periods. ASU 2023-07 became effective in the annual period beginning on January 1, 2024 and becomes effective for interim periods beginning on January 1, 2025 with retrospective application to all prior periods presented. ASU 2023-07 did not have a significant impact on disclosures, as the Company operates as a single segment and reporting unit.

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

NOTE 2 — CASH AND DUE FROM BANKS

Cash and due from banks includes balances with the Federal Reserve Bank and other correspondent banks. Prior to March 2020, the Federal Reserve Bank required the Company to maintain a minimum reserve balance based on a percentage of the Company’s deposit liabilities. Effective March 26, 2020, the Federal Reserve Bank reduced the reserve requirement ratios to zero percent, which eliminated the reserve requirements for all depository institutions. As of December 31, 2024 and 2023, the Company had Federal Reserve Bank balances of $102,484,000 and $147,379,000, respectively. In addition, the Company maintains other cash equivalent balances, of which insured balances totaled $49,665,000 and uninsured balances totaled $16,602,000 as of December 31, 2024.

NOTE 3 — SECURITIES

Equity Securities

The Company held equity securities with fair values of $3,169,000 and $3,132,000 at December 31, 2024 and December 31, 2023, respectively. There were no sales of equity securities during the year ended December 31, 2024 or 2023. Consistent with ASC Topic 326, these securities are carried at fair value with the changes in fair value recognized in the consolidated statements of income. Accordingly, the Company recognized an unrealized loss of $74,000 and an unrealized gain of $41,000 during the years ended December 31, 2024 and 2023, respectively.

Debt Securities

Debt securities have been classified in the financial statements as available for sale. The amortized cost and estimated fair values of debt securities as of December 31, 2024 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$92,659	$20	$(5,605)	$87,074
Collateralized mortgage obligations	29,105	0	(606)	28,499
Municipalities	347,051	900	(25,459)	322,492
SBA pools	882	0	(3)	879
Corporate debt	43,500	6	(2,294)	41,212
Asset backed securities	46,946	66	(672)	46,340
	$560,143	$992	$(34,639)	$526,496

The following tables detail the gross unrealized losses and fair values aggregated of debt securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2024.

(dollars in thousands)		Less than 12 months		12 months or more		Total
Description of Securities	Number of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	45	$29,489	$(777)	$54,568	$(4,828)	$84,057	$(5,605)
Collateralized mortgage obligations	9	25,092	(189)	3,408	(417)	28,500	(606)
Municipalities	123	113,936	(2,280)	179,223	(23,179)	293,159	(25,459)
SBA pools	6	720	(1)	159	(2)	879	(3)
Corporate debt	11	0	0	39,206	(2,294)	39,206	(2,294)
Asset backed securities	13	7,948	(15)	15,912	(657)	23,860	(672)
Total temporarily impaired securities	207	$177,185	$(3,262)	$292,476	$(31,377)	$469,661	$(34,639)

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

The unrealized losses are due primarily to rising market yields and not due to credit deterioration. As such, no ACL on available-for-sale securities has been established as of December 31, 2024. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities at December 31, 2024, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$78,491	$75,072
Due after one year through five years	170,298	162,708
Due after five years through ten years	194,945	177,999
Due after ten years	116,409	110,717
	$560,143	$526,496

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

The Company recognized gross realized gains of $8,000 and $13,000 during 2024 and 2023, respectively, on certain available-for-sale securities that were called. The Company sold eighteen available-for-sale securities in 2024 and recorded a corresponding gain on sale of $106,000, as compared to twenty-four available-for-sale securities sold in 2023 for a gain on sale of $143,000.

Securities carried at $305,513,000 and $288,199,000 at December 31, 2024 and 2023, respectively, were pledged to secure deposits of public funds.

NOTE 4 — LOANS

The Company’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Sacramento, Placer, Inyo, and Mono Counties. As of December 31, 2024, approximately 87% of the Company’s loans are commercial real estate loans which includes construction loans. Approximately 7% of the Company’s loans are for general commercial uses including professional, retail, and small business. Additionally, 3% of the Company’s loans are for residential real estate and other consumer loans. The remaining 3% are agriculture loans.

Loan totals were as follows:

(in thousands)	December 31, 2024	December 31, 2023
Commercial real estate:
Construction & land	$17,812	$63,060
Multi-family	87,768	54,045
Owner occupied	229,961	210,407
Non-owner occupied	528,769	470,052
Farmland	95,348	96,188
Commercial and industrial	83,572	65,218
Consumer	33,969	31,687
Agriculture	29,336	25,922
Total loans	1,106,535	1,016,579

Less:
Deferred loan fees and costs, net	(1,561)	(1,406)
Allowance for credit losses	(11,460)	(10,896)
Net loans	$1,093,514	$1,004,277

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2024 and 2023, approximately 34% and 35%, respectively, of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

Agricultural loans are secured by crop production and livestock are especially vulnerable to two risk factors that are largely outside the control of Company and borrowers: commodity prices and weather conditions. Other environmental factors such as drought and availability of water also effect the production of crops.

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

As of December 31, 2024 and 2023, there were no loans classified as non-accrual loans.

The following table analyzes past due loans, segregated by class of loans, as of December 31, 2024 (in thousands):

December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	90 Days or More Past Due and Still Accruing
Commercial real estate:
Construction & land	$0	$0	$0	$0	$17,812	$17,812	$0
Multi-family	0	0	0	0	87,768	87,768	0
Owner occupied	0	0	0	0	229,961	229,961	0
Non-owner occupied	0	0	0	0	528,769	528,769	0
Farmland	0	0	0	0	95,348	95,348	0
Commercial and industrial	0	0	0	0	83,572	83,572	0
Consumer	0	0	0	0	33,969	33,969	0
Agriculture	0	0	0	0	29,336	29,336	0
Total	$0	$0	$0	$0	$1,106,535	$1,106,535	$0

The following table analyzes past due loans, segregated by class of loans, as of December 31, 2023 (in thousands):

December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	90 Days or More Past Due and Still Accruing
Commercial real estate:
Construction & land	$0	$0	$0	$0	$63,060	$63,060	$0
Multi-family	0	0	0	0	54,045	54,045	0
Owner occupied	0	0	0	0	210,407	210,407	0
Non-owner occupied	0	0	0	0	470,052	470,052	0
Farmland	0	0	0	0	96,188	96,188	0
Commercial and industrial	0	0	0	0	65,218	65,218	0
Consumer	0	0	0	0	31,687	31,687	0
Agriculture	0	0	0	0	25,922	25,922	0
Total	$0	$0	$0	$0	$1,016,579	$1,016,579	$0

Collateral Dependent Loans. Management’s evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Prior to January 1, 2023, before CECL was adopted, collateral dependent loans are loans in which repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment. Under CECL, loans can be determined to be collateral dependent if foreclosure of the loan’s underlying collateral is probable or as a practical expedient if the borrower is experiencing financial difficulties and the repayment is expected to be provided substantially through the operation or sale of the collateral. Loans are written down to the lower of cost or fair value of underlying collateral, less estimated costs to sell. The Company had no collateral dependent loans as of December 31, 2024 and 2023.

Loan Modification Disclosures Pursuant to ASU 2022-02 - The Company may agree to different types of concessions when modifying a loan. There were no loan modifications to borrowers experiencing financial difficulty, including principal forgiveness, rate reductions, payment deferral or term extension, during the years ended December 31, 2024 and 2023.

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

As of December 31, 2024 and 2023, there are no loans that are classified with risk grades of 8- Loss. The risk grades are reviewed every month, at a minimum and on an as-needed basis depending on the specific circumstances of the loan.

The following table summarizes loan risk grade totals by class and year of origination as of December 31, 2024. Risk grades 1 through 4(W) have been aggregated in the “Pass” line.

	As of December 31, 2024
(in thousands)	Term Loans Amortized Cost Basis by Origination Year
Risk Grade Ratings	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial real estate - construction & land
Pass	$8,228	$3,828	$3,287	$923	$0	$1,546	$0	$17,812
Total commercial real estate - construction & land	8,228	3,828	3,287	923	0	1,546	0	17,812

Commercial real estate - multi-family
Pass	28,222	4,706	13,827	7,682	3,352	29,979	0	87,768
Total commercial real estate - multi-family	28,222	4,706	13,827	7,682	3,352	29,979	0	87,768

Commercial real estate - owner occupied
Pass	28,828	9,762	48,427	46,107	23,390	63,747	198	220,459
Special mention	0	0	0	7,398	0	278	0	7,676
Substandard	0	0	0	0	0	1,826	0	1,826
Total commercial real estate - owner occupied	28,828	9,762	48,427	53,505	23,390	65,851	198	229,961

Commercial real estate - non-owner occupied
Pass	39,520	103,156	90,702	78,029	38,928	170,059	1,670	522,064
Special mention	0	0	0	0	0	6,705	0	6,705
Total commercial real estate - non-owner occupied	39,520	103,156	90,702	78,029	38,928	176,764	1,670	528,769

Commercial real estate - Farmland
Pass	7,853	12,925	10,050	16,706	12,165	27,888	0	87,587
Special mention	0	0	0	0	2,301	5,460	0	7,761
Total commercial real estate - farmland	7,853	12,925	10,050	16,706	14,466	33,348	0	95,348

Commercial and Industrial
Pass	25,781	11,200	9,055	6,779	3,032	4,221	23,343	83,411
Substandard	0	0	111	0	0	50	0	161
Total commercial and industrial	25,781	11,200	9,166	6,779	3,032	4,271	23,343	83,572

Consumer
Pass	4,190	1,050	4,782	3,516	2,088	8,723	9,576	33,925
Substandard	3	0	0	0	0	41	0	44
Total consumer	4,193	1,050	4,782	3,516	2,088	8,764	9,576	33,969

Agriculture
Pass	28	1,859	1,009	1,271	0	467	17,936	22,570
Special mention	0	1,570	0	0	0	0	5,196	6,766
Total agriculture	28	3,429	1,009	1,271	0	467	23,132	29,336

Total by Risk Category
Pass	142,650	148,486	181,139	161,013	82,955	306,630	52,723	1,075,596
Special mention	0	1,570	0	7,398	2,301	12,443	5,196	28,908
Substandard	3	0	111	0	0	1,917	0	2,031
Total	$142,653	$150,056	$181,250	$168,411	$85,256	$320,990	$57,919	$1,106,535

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

The following table details activity in the ACL by portfolio segment for the years ended December 31, 2024 and 2023. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Credit Losses
For the Years Ended December 31, 2024 and 2023

(in thousands)
Year Ended December 31, 2024	CRE Construction & Land	CRE Multi- family	CRE Owner occupied	CRE Non- owner occupied	CRE Farmland	Commercial and Industrial	Consumer	Agriculture	Total
Beginning balance	$1,227	$667	$1,805	$4,805	$1,468	$650	$227	$47	$10,896
Charge-offs	0	0	0	0	0	0	(62)	0	(62)
Recoveries	2,230	0	0	0	0	0	16	0	2,246
(Reversal of) provision for credit losses	(3,199)	70	(302)	1,596	197	(5)	(6)	29	(1,620)
Ending balance	$258	$737	$1,503	$6,401	$1,665	$645	$175	$76	$11,460

Year Ended December 31, 2023
Beginning balance	$1,055	$479	$1,798	$4,211	$830	$612	$311	$172	$9,468
CECL day-one adjustments	338	23	103	25	12	102	(120)	(137)	346
Charge-offs	0	0	0	0	0	(12)	(40)	0	(52)
Recoveries	139	0	0	0	0	12	13	0	164
(Reversal of) provision for credit losses	(305)	165	(96)	569	626	(64)	63	12	970
Ending balance	$1,227	$667	$1,805	$4,805	$1,468	$650	$227	$47	$10,896

The following table details the allowance for credit losses and ending gross loan balances as of December 31, 2024 and 2023, summarized by collective and individual evaluation methods of impairment.

(in thousands)
December 31, 2024	CRE Construction & Land	CRE Multi-family	CRE Owner occupied	CRE Non-owner occupied	CRE Farmland	Commercial and Industrial	Consumer	Agriculture	Total
Allowance for credit losses for loans:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	258	737	1,503	6,401	1,665	645	175	76	11,460
	$258	$737	$1,503	$6,401	$1,665	$645	$175	$76	$11,460

Ending gross loan balances:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	17,812	87,768	229,961	528,769	95,348	83,572	33,969	29,336	1,106,535
	$17,812	$87,768	$229,961	$528,769	$95,348	$83,572	$33,969	$29,336	$1,106,535

December 31, 2023
Allowance for credit losses for loans:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	1,227	667	1,805	4,805	1,468	650	227	47	10,896
	$1,227	$667	$1,805	$4,805	$1,468	$650	$227	$47	$10,896

Ending gross loan balances:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	63,060	54,045	210,407	470,052	96,188	65,218	31,687	25,922	1,016,579
	$63,060	$54,045	$210,407	$470,052	$96,188	$65,218	$31,687	$25,922	$1,016,579

The following table presents gross charge-offs for the year ended December 31, 2024 by portfolio class and origination year (dollars in thousands):

	Year ended December 31, 2024
(in thousands)	Term Loans Charged-off by Origination Year
Chargeoffs	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial real estate:
Construction & land	$0	$0	$0	$0	$0	$0	$0	$0
Multi-family	0	0	0	0	0	0	0	0
Owner occupied	0	0	0	0	0	0	0	0
Non-owner occupied	0	0	0	0	0	0	0	0
Farmland	0	0	0	0	0	0	0	0
Commercial and industrial	0	0	0	0	0	0	0	0
Consumer	0	0	0	0	0	0	62	62
Agriculture	0	0	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$0	$62	$62

The following table presents gross charge-offs for the year ended December 31, 2023 by portfolio class and origination year (dollars in thousands):

	Year ended December 31, 2023
(in thousands)	Term Loans Charged-off by Origination Year
Chargeoffs	2023	2022	2021	2020	2019	Prior	Revolving Loans	Total
Commercial real estate:
Construction & land	$0	$0	$0	$0	$0	$0	$0	$0
Multi-family	0	0	0	0	0	0	0	0
Owner occupied	0	0	0	0	0	0	0	0
Non-owner occupied	0	0	0	0	0	0	0	0
Farmland	0	0	0	0	0	0	0	0
Commercial and industrial	0	0	12	0	0	0	0	12
Consumer	0	0	0	0	0	0	40	40
Agriculture	0	0	0	0	0	0	0	0
Total	$0	$0	$12	$0	$0	$0	$40	$52

Changes in the allowance for undisbursed loan commitments were as follows:

(in thousands)	YEARS ENDED DECEMBER 31,
	2024	2023
Balance, beginning of year	$609	$546
CECL day-one adjustment	0	547
(Reversal of) provision charged to operations for off balance sheet	(263)	(484)
Balance, end of year	$346	$609

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

At December 31, 2024 and 2023, loans carried at $1,106,535,000 and $1,016,579,000, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 5 — PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows:

(in thousands)	DECEMBER 31,
	2024	2023
Land	$5,195	$5,195
Building	10,967	10,874
Leasehold improvements	5,465	5,417
Furniture, fixtures, and equipment	5,382	5,087
Branch construction work-in-process	2,641	1,494
	29,650	28,067

Less accumulated depreciation	(13,331)	(12,202)
	$16,319	$15,865

Depreciation expense was $1,325,000 and $1,329,000 for the years ended December 31, 2024 and 2023, respectively.

NOTE 6 — INTEREST RECEIVABLE AND OTHER ASSETS

Interest receivable and other assets are summarized as follows:

(in thousands)	DECEMBER 31,
	2024	2023
Restricted equity securities	$6,285	$5,956
Interest income receivable on loans	3,268	2,866
Interest income receivable on investments	5,291	5,520
Investments in limited partnerships	12,417	13,684
Lease right of use asset	6,663	6,853
Prepaid expenses and other	1,982	1,397
	$35,906	$36,276

NOTE 7 — DEPOSITS

Deposit totals were as follows:

	DECEMBER 31,
(in thousands)	2024	2023

Demand	$1,101,755	$1,099,830
Money market deposit accounts	381,005	363,386
Savings	121,535	131,796
Time deposits $250,000 and under	53,803	33,399
Time deposits over $250,000	37,592	22,123
Total deposits	$1,695,690	$1,650,534

Time deposits issued and their remaining maturities at December 31, 2024, are as follows (in thousands):

Year ending December 31,
2025	$88,814
2026	2,015
2027	452
2028	1
2029	113
$91,395

NOTE 8 — FHLB ADVANCES

At December 31, 2024, the Company had no outstanding advances from the Federal Home Loan Bank (“FHLB”). Unused and available advances totaled $364,379,000 at December 31, 2024.  Loans carried at $1,106,535,000 as of December 31, 2024, were pledged as collateral on advances from the Federal Home Loan Bank.

At December 31, 2023, the Company had no outstanding advances from the Federal Home Loan Bank (“FHLB”). Unused and available advances totaled $333,083,000 at December 31, 2023.  Loans carried at $1,016,579,000 as of December 31, 2023, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 9 — INTEREST ON DEPOSITS

Interest on deposits was comprised of the following:

	DECEMBER 31,
	2024	2023

Savings and other deposits	$10,205	$4,266
Time deposits over $250,000	966	222
Other time deposits	1,690	375
Total deposits	$12,861	$4,863

NOTE 10 — INCOME TAXES

The provision for income taxes consists of the following:

(in thousands)	YEARS ENDED DECEMBER 31,
	2024	2023
Current
Federal	$4,443	$6,215
State	3,148	4,213
	7,591	10,428
Deferred
Federal	(152)	(739)
State	(195)	(231)
	(347)	(970)

	$7,244	$9,458

The components of the Company’s deferred tax assets and liabilities (included in accrued interest and other assets on the consolidated balance sheets), is shown below:

(in thousands)	DECEMBER 31,
	2024	2023
Deferred tax assets:
Allowance for credit losses	$3,388	$3,221
Restricted stock expense	169	106
Accrued vacation	134	167
Accrued salary continuation liability	1,855	1,717
Deferred compensation	78	77
Core deposit intangible	99	95
Merger Costs	47	55
Reserve for undisbursed commitments	102	180
Operating lease liability	2,073	0
State income tax	638	885
Unrealized loss on equity securities	231	0
Accumulated depreciation	156	50
Unrealized loss on securities available for sale	9,949	8,040
	$18,919	$14,593
Deferred tax liabilities:
Prepaid expenses	(134)	(92)
FHLB dividends	(144)	(144)
Operating lease right-of-use asset	(1,970)	0
Accrued bonus	0	(6)
Deferred loan costs	(334)	(347)
Goodwill Amortization	(588)	(522)
Limited partner investment in small business equity fund	(248)	(235)
	$(3,418)	$(1,346)

Net deferred income tax asset	$15,501	$13,247

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

The Company had no liabilities for unrecognized tax benefits as of December 31, 2024 and 2023.

The effective tax rate for 2024 and 2023 differs from the current Federal statutory income tax rate as follows:

	YEARS ENDED DECEMBER 31,
	2024	2023

Federal statutory income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	8.6%	8.6%
Tax exempt interest on municipal securities and loans	-5.0%	-5.0%
Other	-2.1%	-1.1%
Effective tax rate	22.5%	23.5%

Oak Valley Bancorp files a consolidated return in the U.S. Federal tax jurisdiction and a combined report in the State of California tax jurisdiction.  None of the entities are subject to examination by taxing authorities for years before 2021 for U.S. federal or for years before 2020 for California.

NOTE 11 — STOCK OPTION PLAN

The Company currently has one equity based incentive plan, the Oak Valley Bancorp 2018 Stock Plan. The 2018 Stock Plan provides for awards in the form of incentive stocks, non-statutory stock options, stock appreciation rights and restrictive stocks. Under the 2018 Plan, the Company is authorized to issue 607,500 shares of its common stock to key employees and directors as incentive and non-qualified stock options, respectively, at a price equal to the fair value on the date of grant. The Plan provides that the options are exercisable in equal increments over a five-year period from the date of grant or over any other schedule approved by the Board of Directors. All incentive stock options expire no later than ten years from the date of grant. As of December 31, 2024, 392,880 shares were available to be issued under the 2018 Stock Plan pursuant to new grants.

A summary of the status of the Company’s restricted stock and changes during the years ended December 31, 2024 and 2023 are presented below.

	DECEMBER 31, 2024		DECEMBER 31, 2023
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	92,991	$21.96	82,023	$18.43
Issued	72,269	$24.31	43,446	$26.46
Vested	(30,603)	$20.55	(32,178)	$19.08
Forfeited	(1,950)	$22.75	(300)	$17.85
Unvested at end of year	132,707	$23.40	92,991	$21.96

The Company issued 72,269 shares of restricted stock in 2024 with a weighted average fair value of $24.31 per share. For the year ended December 31, 2024, total compensation expense recorded in the consolidated statements of income related to restricted stock awards was $844,000, with an offsetting tax benefit of $249,000, as this expense is deductible for income tax purposes. The Company recorded a tax benefit of $45,000 to income tax expense to adjust for the full tax deduction of the vested restricted stock, which is equal to the fair value on the vesting date, as the tax benefit from the restricted stock expense is based on the grant date fair value. As of December 31, 2024, there was $2,516,000 of total unrecognized compensation cost related to restricted stock awards which is expected to be recognized over a weighted-average period of 3.60 years. During 2024, shares of restricted stock awards totaling 30,603 with a fair value of $782,000, based on the vested date of each award, were vested and became unrestricted.

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

The Company’s calculation of EPS including basic EPS, which does not consider the effect of common stock equivalents and diluted EPS, which considers all dilutive common stock equivalents is as follows:

	YEAR ENDED DECEMBER 31, 2024
		Weighted Avg
(dollars in thousands)	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$24,948	8,218,846	$3.04

Effect of dilutive securities:
Non-vested restricted stock	—	40,011
Total dilutive shares		40,011

Diluted EPS:
Net income per diluted share	$24,948	8,258,857	$3.02

	YEAR ENDED DECEMBER 31, 2023
		Weighted Avg
(dollars in thousands)	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Basic EPS:
Net income	$30,848	8,193,874	$3.76

Effect of dilutive securities:
Non-vested restricted stock	—	37,018
Total dilutive shares		37,018

Diluted EPS:
Net income per diluted share	$30,848	8,230,892	$3.75

NOTE 13 — COMMITMENTS AND CONTINGENT LIABILITIES

The Company is obligated for rental payments under certain operating lease agreements, some of which contain renewal options and escalation clauses that provide for increased rentals. Total rental expense for the years ended December 31, 2024 and 2023, was $1,542,000 and $1,523,000, respectively.

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

The Company determined the operating lease liability for new lease agreements and renewal options in 2024 and 2023 by calculating the present value of future cash payments, excluding any future renewal options as it was not reasonably certain that they will be exercised. A discount rate was applied to the cash obligation schedule to calculate the present value of the operating lease liability. The discount rate was based on our incremental borrowing rate through our line of credit with the FHLB, for the borrowing term that was equal to the term of each lease. As of December 31, 2024, the weighted average remaining term of the lease contracts was 6.6 years, and the weighted average discount rate used to calculate the present value of the operating lease liability was 3.24%. As of December 31, 2023, the weighted average remaining term of the lease contracts was 7.5 years, and the weighted average discount rate used to calculate the present value of the operating lease liability was 2.94%. The operating lease liability totaled $7,013,000 and $7,159,000 as of December 31, 2024 and 2023, respectively, and is included in interest payable and other liabilities in the consolidated balance sheet. The ROU asset totaled $6,663,000 and $6,853,000 as of December 31, 2024 and 2023, respectively, is recorded in interest receivable and other assets on the consolidated balance sheet.

At December 31, 2024, the future minimum commitments under these operating leases are as follows (in thousands):

Year ending December 31,
2025	$1,490
2026	1,267
2027	1,113
2028	1,084
2029	931
Thereafter	2,110
$7,995
Reconciling items:
Present value discount	(982)
Present value of lease liabilities	$7,013

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

Financial instruments at December 31, 2024 whose contract amounts represent credit risk:

Contract
(in thousands)	Amount

Undisbursed loan commitments	$161,674
Checking reserve	1,136
Equity lines	18,789
Standby letters of credit	4,176
$185,775

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

NOTE 14 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of December 31, 2024 and 2023. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between levels during the years ended December 31, 2024 and 2023.

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

The estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2024 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$168,751	$168,751	1
Restricted equity securities	6,285	6,285	2
Loans, net	1,093,514	1,037,104	3
Interest receivable	8,559	8,559	2

Financial liabilities:
Deposits	(1,695,690)	(1,695,342)	3
Interest payable	(241)	(241)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,858)	3

The estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2023 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$216,568	$216,568	1
Restricted equity securities	5,956	5,956	2
Loans, net	1,004,277	917,242	3
Interest receivable	8,386	8,386	2

Financial liabilities:
Deposits	(1,650,534)	(1,649,808)	3
Interest payable	(128)	(128)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,863)	3

The following table presents the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the consolidated balance sheets at each respective period end, by level within the fair value hierarchy as of December 31, 2024 and 2023.

	Fair Value Measurements at December 31, 2024 Using
(in thousands)	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$87,074	$0	$87,074	$0
Collateralized mortgage obligations	28,499	0	28,499	0
Municipalities	322,492	0	322,492	0
SBA pools	879	0	879	0
Corporate debt	41,212	0	41,212	0
Asset backed securities	46,340	0	46,340	0

Equity Securities:
Mutual fund	$3,169	$3,169	$0	$0

Assets and liabilities measured on a non-recurring basis:	N/A

	Fair Value Measurements at December 31, 2023 Using
(in thousands)	December 31, 2023	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$80,259	$0	$80,259	$0
Collateralized mortgage obligations	8,664	0	8,664	0
Municipalities	328,908	0	328,908	0
SBA pools	1,395	0	1,395	0
Corporate debt	43,517	0	43,517	0
Asset backed securities	55,335	0	55,335	0

Equity Securities:
Mutual fund	$3,132	$3,132	$0	$0

Assets and liabilities measured on a non-recurring basis:	N/A

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

Loans Evaluated Individually - The Company does not record portfolio loans at fair value on a recurring basis. However, periodically, a loan is evaluated individually and is reported at the fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral. If the collateral value is not sufficient, a specific reserve is recorded. Collateral values are estimated using a combination of observable inputs, including recent appraisals, and unobservable inputs based on customized discounting criteria. Due to the significance of unobservable inputs, fair values of individually evaluated collateral dependent loans have been classified as Level 3. As of December 31, 2024 and 2023, there were no individually evaluated collateral dependent loans.

There have been no significant changes in the valuation techniques during the year ended December 31, 2024.

NOTE 15 — RELATED PARTY TRANSACTIONS

The Company, in the normal course of business, makes loans and receives deposits from its directors, officers, principal shareholders, and their associates. In management’s opinion, these transactions are on substantially the same terms as comparable transactions with other customers of the Company. Loans to directors, officers, shareholders, and affiliates are summarized below:

	YEARS ENDED DECEMBER 31,
(in thousands)	2024	2023

Aggregate amount outstanding, beginning of year	$11,046	$4,055
New loans or advances during year	3,623	9,061
Repayments during year	(3,418)	(2,070)
Aggregate amount outstanding, end of year	$11,251	$11,046

Related party deposits totaled $15,200,000 and $10,533,000 at December 31, 2024 and 2023, respectively.

From time to time, some of the Company’s Directors, directly or through affiliates, may perform services for the Bank. These activities are performed in the ordinary course of the Bank’s business and are subject to strict compliance with the policies outlined below. In 2024, the Company made payments totaling $236,000 to Crown Painting and Design Studio 120, companies affiliated with a Director’s daughter, for renovation and design work performed in connection with various projects and maintenance on the Bank’s branches. In 2023, the Company made payments totaling $250,000 to these same related party companies for similar services. Except for such payments, no other material services or activities were performed for purposes of Item 404(a) of Regulation S-K under the Exchange Act.

NOTE 16 — PROFIT SHARING PLAN

The profit sharing plan to which both the Company and eligible employees contribute was established in 1995. To be eligible, employees must complete six months of service and be 21 years of age or older. Bank contributions are voluntary and at the discretion of the Board of Directors. Contributions were approximately $1,228,000 and $1,060,000 for the years ended December 31, 2024 and 2023, respectively.

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

Future compensation under both types of arrangements is earned for services rendered through retirement. The Company accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the arrangements. The Company’s current benefit liability is determined based on vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which average approximately ten years. At December 31, 2024 and 2023, $6,275,000 and $5,808,000, respectively, has been accrued to date, and is included in other liabilities on the consolidated balance sheets.

The combined cash surrender value of all Bank-owned life insurance policies was $37,558,000 and $31,506,000 at December 31, 2024 and 2023, respectively.

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

The Company and Bank’s actual capital amounts and ratios at December 31, 2024 and 2023, are presented in the following table.

(in thousands)			Regulatory
	Actual		Minimum
Capital ratios for Bank:	Amount	Ratio	Amount	Ratio

As of December 31, 2024
Total capital (to Risk- Weighted Assets)	$214,899	15.3%	$147,360	>10.5%
Tier I capital (to Risk- Weighted Assets)	$203,093	14.5%	$119,291	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$203,093	14.5%	$98,240	>7.0%
Tier I capital (to Average Assets)	$203,093	10.5%	$77,275	>4.0%

As of December 31, 2023
Total capital (to Risk- Weighted Assets)	$193,005	14.7%	$137,819	>10.5%
Tier I capital (to Risk- Weighted Assets)	$181,500	13.8%	$111,567	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$181,500	13.8%	$91,879	>7.0%
Tier I capital (to Average Assets)	$181,500	9.6%	$75,303	>4.0%

Capital ratios for the Company:

As of December 31, 2024
Total capital (to Risk- Weighted Assets)	$215,552	15.4%	$147,372	>10.5%
Tier I capital (to Risk- Weighted Assets)	$203,746	14.5%	$119,301	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$203,746	14.5%	$98,248	>7.0%
Tier I capital (to Average Assets)	$203,746	10.6%	$77,283	>4.0%

As of December 31, 2023
Total capital (to Risk- Weighted Assets)	$193,280	14.7%	$137,835	>10.5%
Tier I capital (to Risk- Weighted Assets)	$181,775	13.9%	$111,851	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$181,775	13.9%	$91,890	>7.0%
Tier I capital (to Average Assets)	$181,775	9.7%	$75,306	>4.0%

NOTE 20 – SEGMENT REPORTING

The Company operates as a single reportable segment, providing a broad range of banking and financial services to individuals, businesses, and institutional clients. These services include commercial and consumer lending, deposit products, wealth management, and treasury management solutions. The Chief Executive Officer and the President/Chief Operating Officer are the Company’s Chief Operating Decision Makers ("CODM"). The CODM regularly evaluates financial performance and allocates resources on a consolidated basis. Some of the financial metrics included in this evaluation are net income, net interest income, net interest margin, ROA, operating efficiency ratio, and total assets.

NOTE 21 – VARIABLE INTEREST ENTITIES

The Company invests in Low-Income Housing Tax Credit ("LIHTC") partnerships that are considered variable interest entities ("VIEs") under ASC 810, Consolidation. These partnerships are formed to develop and operate affordable housing projects that qualify for federal tax credits under Section 42 of the Internal Revenue Code.

The Company evaluates its LIHTC investments to determine whether it has a controlling financial interest in the partnerships. A controlling financial interest exists if the Company:

•Has the power to direct activities that most significantly impact the entity's economic performance; and

•Has the obligation to absorb losses or the right to receive benefits that could be significant.

Based on this assessment, the Company has determined that it is not the primary beneficiary of the LIHTC partnerships, as it does not control the significant operating decisions. Therefore, these entities are not consolidated in the financial statements.

The Company accounts for its LIHTC investments using the proportional amortization method under ASC 323-740, Investments - Equity method and Joint Ventures: Investments in Qualified Affordable Housing Projects. Under this method:

•The initial investment is recorded as an asset and included in interest receivable and other assets on the balance sheet, and an offsetting payable amount is recorded in interest payable and other liabilities on the balance sheet.

•Tax credits and other tax benefits are recognized as a reduction of income tax expense.

•The investment is amortized over the period in which the tax credits are received, with amortization recorded as a component of income tax expense.

For the year ended December 31, 2024, the income tax credits and tax benefits from deductible losses was $1,942,000 and the offsetting amortization was $1,485,000. For the year ended December 31, 2023, the income tax credits and tax benefits from deductible losses was $1,166,000 and the offsetting amortization was $972,000.

As of December 31, 2024, the company had total LIHTC commitments of $15,500,000, of which $10,663,000 had funded and the remaining $4,837,000 was unfunded. As of December 31, 2023, the company had total LIHTC commitments of $15,500,000, of which $5,719,000 had funded and the remaining $9,781,000 was unfunded.

NOTE 22 – PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

(dollars in thousands)
	December 31,	December 31,
	2024	2023
ASSETS

Cash	$557	$167
Investment in bank subsidiary	182,783	165,817
Other assets	110	153

Total assets	$183,450	$166,137

LIABILITIES AND SHAREHOLDERS’ EQUITY

Other liabilities	$14	$45

Total liabilities	$14	$45

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,357,211 and 8,293,168 shares issued and outstanding at December 31, 2024 and 2023, respectively	25,435	25,435
Additional paid-in capital	6,199	5,512
Retained earnings	175,502	154,301
Accumulated other comprehensive loss, net of tax	(23,700)	(19,156)

Total shareholders’ equity	183,436	166,092

Total liabilities and shareholders' equity	$183,450	$166,137

OAK VALLEY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – PARENT ONLY CONDENSED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF INCOME

(dollars in thousands)	Year Ended December 31,
	2024	2023
INCOME
Dividends declared by subsidiary	$4,222	$2,896
Total income	4,222	2,896

EXPENSES
Salary expense	160	146
Employee benefit expense	845	533
Legal expense	71	62
Other operating expenses	101	91
Total expenses	1,177	832

Income before equity in undistributed income of subsidiary	3,045	2,064

Equity in undistributed net income of subsidiary	21,510	28,465
Income before income tax benefit	24,555	30,529

Income tax benefit	393	319

Net income	$24,948	$30,848

OAK VALLEY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 – PARENT ONLY CONDENSED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
(dollars in thousands)	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,948	$30,848
Adjustments to reconcile net income to net cash from operating activities:
Undistributed net income of subsidiary	(21,510)	(28,465)
Stock based compensation	845	533
(Decrease) increase in other liabilities	(31)	44
Decrease (increase) in other assets	43	(101)
Net cash from operating activities	4,295	2,859

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(3,747)	(2,646)
Tax withholding payments on vested restricted shares surrendered	(158)	(211)
Net cash used in financing activities	(3,905)	(2,857)

NET INCREASE IN CASH AND CASH EQUIVALENTS	390	2

CASH AND CASH EQUIVALENTS, beginning of period	167	165

CASH AND CASH EQUIVALENTS, end of period	$557	$167

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$6,385	$10,449