Form 10-Q
period 2025-03-31
Oak Valley Bancorp
filed 2025-05-14
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,382,062 shares of common stock outstanding as of May 7, 2025.

Oak Valley Bancorp

March 31, 2025

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands)	March 31,	December 31,
	2025	2024
ASSETS
Cash and due from banks	$166,339	$138,481
Federal funds sold	42,960	30,270
Cash and cash equivalents	209,299	168,751

Securities - available for sale	518,685	526,496
Securities - equity investments	3,257	3,169
Loans, net of allowance for credit losses of $11,448 and $11,460 at March 31, 2025 and December 31, 2024, respectively	1,077,740	1,093,514
Cash surrender value of life insurance	37,846	37,558
Bank premises and equipment, net	17,167	16,319
Goodwill and other intangible assets, net	3,371	3,390
Deferred tax asset	16,621	15,501
Interest receivable and other assets	40,379	35,906
	$1,924,365	$1,900,604

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$1,713,592	$1,695,690
Interest payable and other liabilities	27,253	21,478
Total liabilities	1,740,845	1,717,168

Commitments and contingent liabilities

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,382,062 and 8,357,211 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	25,435	25,435
Additional paid-in capital	6,160	6,199
Retained earnings	178,292	175,502
Accumulated other comprehensive loss, net of tax	(26,367)	(23,700)
Total shareholders’ equity	183,520	183,436

	$1,924,365	$1,900,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share amounts)	THREE MONTHS ENDED MARCH 31,
	2025	2024
INTEREST INCOME
Interest and fees on loans	$13,989	$12,600
Interest on securities	5,374	5,082
Interest on federal funds sold	350	331
Interest on deposits with banks	1,403	1,979
Total interest income	21,116	19,992

INTEREST EXPENSE
Deposits	3,309	2,751
Total interest expense	3,309	2,751

Net interest income	17,807	17,241
Provision for credit losses	0	0
Net interest income after provision for credit losses	17,807	17,241

NON-INTEREST INCOME
Service charges on deposits	446	406
Debit card transaction fee income	396	423
Earnings on cash surrender value of life insurance	288	222
Mortgage commissions	9	9
Gains on sales and calls of available-for-sale securities	0	80
Other	474	379
Total non-interest income	1,613	1,519

NON-INTEREST EXPENSE
Salaries and employee benefits	7,750	7,322
Occupancy expenses	1,127	1,164
Data processing fees	742	700
Regulatory assessments (FDIC & DFPI)	285	290
Other operating expenses	2,720	2,053
Total non-interest expense	12,624	11,529

Net income before provision for income taxes	6,796	7,231

Total provision for income taxes	1,499	1,504
Net Income	$5,297	$5,727

Net income per share	$0.64	$0.70

Net income per diluted share	$0.64	$0.69

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,

(dollars in thousands)	2025	2024

Net income	$5,297	$5,727
Other comprehensive loss:
Unrealized holding loss arising during the period	(3,787)	(4,423)
Less: reclassification for net gains included in net income	0	(80)
Other comprehensive loss, before tax	(3,787)	(4,503)
Tax benefit related to items of other comprehensive income	1,120	1,331
Total other comprehensive loss	(2,667)	(3,172)
Comprehensive income	$2,630	$2,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	THREE MONTHS ENDED MARCH 31, 2025 AND 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2025	8,357,211	$25,435	$6,199	$175,502	$(23,700)	$183,436
Restricted stock issued	34,883	0	0	0	0	0
Restricted stock forfeited	(1,200)	0	0	0	0	0
Restricted stock surrendered for tax withholding	(8,832)	0	(240)	0	0	(240)
Cash dividends declared $0.30 per share of common stock	0	0	0	(2,507)	0	(2,507)
Stock based compensation	0	0	201	0	0	201
Other comprehensive loss	0	0	0	0	(2,667)	(2,667)
Net income	0	0	0	5,297	0	5,297
Balances, March 31, 2025	8,382,062	$25,435	$6,160	$178,292	$(26,367)	$183,520

Balances, January 1, 2024	8,293,168	$25,435	$5,512	$154,301	$(19,156)	$166,092
Restricted stock issued	70,769	0	0	0	0	0
Restricted stock surrendered for tax withholding	(4,381)	0	(107)	0	0	(107)
Cash dividends declared $0.225 per share of common stock	0	0	0	(1,866)	0	(1,866)
Stock based compensation	0	0	242	0	0	242
Other comprehensive loss	0	0	0	0	(3,172)	(3,172)
Net income	0	0	0	5,727	0	5,727
Balances, March 31, 2024	8,359,556	$25,435	$5,647	$158,162	$(22,328)	$166,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
(dollars in thousands)	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,297	$5,727
Adjustments to reconcile net income to net cash provided by operating activities:
(Decrease) increase in deferred fees/costs, net	(204)	143
Depreciation	331	330
Amortization of investment securities, net	195	226
Unrealized (gain) loss on equity securities	(59)	57
Amortization of operating lease right-of-use asset	(59)	(56)
Stock based compensation	201	242
Gain on sales and calls of available for sale securities	0	(80)
Earnings on cash surrender value of life insurance	(288)	(222)
Increase in deferred tax asset	(1,120)	(1,331)
Increase in interest payable and other liabilities	1,315	627
Decrease in interest receivable	352	691
Decrease in other assets	2,007	1,930
Net cash provided by operating activities	7,968	8,284

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	0	(4,980)
Purchases of equity securities	(29)	(27)
Proceeds from the sale of available-for-sale securities	0	8,149
Proceeds from maturities, calls, and principal paydowns of securities available for sale	3,829	5,169
Investment in LIHTC	(1,174)	0
Net decrease (increase) in loans	15,978	(23,189)
Purchases of premises and equipment	(1,179)	(138)
Net cash provided by (used in) investing activities	17,425	(15,016)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(2,507)	(1,866)
Net increase (decrease) in demand deposits and savings accounts	11,379	(50,464)
Net increase in time deposits	6,523	12,330
Tax withholding payments on vested restricted shares surrendered	(240)	(107)
Net cash provided by (used in) in financing activities	15,155	(40,107)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	40,548	(46,839)

CASH AND CASH EQUIVALENTS, beginning of period	168,751	216,568

CASH AND CASH EQUIVALENTS, end of period	$209,299	$169,729

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,301	$2,708
Operating leases	$379	$342
Income taxes	$0	$11

NON-CASH INVESTING ACTIVITIES:
Change in unrealized loss on securities	$(3,787)	$(4,503)
Change in contributions payable to LIHTC limited partner investment	$5,000	$0
Right-of-use asset obtained in exchange for new operating lease liability	$(634)	$0

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Oak Valley Bancorp (“the Company”, “us”, “our”) is the parent holding company for Oak Valley Community Bank (the “Bank”), a California state-chartered bank.  Eastern Sierra Community Bank operates as a division within Oak Valley Community Bank for select branches. The consolidated financial statements include the accounts of the parent company and its wholly-owned bank subsidiary. Unless otherwise stated, the “Company” refers to the consolidated entity, Oak Valley Bancorp, while the “Bank” refers to Oak Valley Community Bank. All material intercompany transactions have been eliminated. The interim consolidated financial statements included in this Quarterly Report on Form 10-Q are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2025 are not necessarily indicative of the results of a full year’s operations. Certain prior period amounts have been reclassified to conform to the current period presentation. There was no effect on net income or shareholders’ equity as previously reported as a result of reclassifications. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2024.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the Company’s consolidated financial statements include the allowance for credit losses and fair value measurements. The estimates and assumptions may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from these estimates due to the uncertainty of various qualitative factors. Descriptions of our significant accounting policies are included in Note 1. Summary of Accounting Policies in the Notes to Consolidated Financial Statements in the 2024 Annual Report on Form 10-K.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In March 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-02, Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force). The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of the program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. A reporting entity may make an accounting policy election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity level or to individual investments. Previously, only Low-Income Housing Tax Credit investments were eligible to apply the proportional amortization method. This ASU became effective on January 1, 2024. The adoption of this ASU did not have a material impact on the consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). The update requires enhanced disclosures about significant segment expenses, enhanced interim disclosure requirements, clarification for when multiple segment measures of profit or loss can be disclosed and other requirements intended to improve overall reportable segment disclosures in annual and interim periods. ASU 2023-07 became effective in the annual period beginning on January 1, 2024 and becomes effective for interim periods beginning on January 1, 2025 with retrospective application to all prior periods presented. ASU 2023-07 did not have a material impact on disclosures, as the Company operates as a single segment and reporting unit.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires additional annual disclosures including further disaggregation of information in the rate reconciliation, additional information for reconciling items meeting a quantitative threshold, further disaggregation of income taxes paid and other required disclosures. ASU 2023-09 is effective for the Company in the annual period beginning on January 1, 2025 and applied on a prospective basis with both early adoption and retrospective application permitted. The Company does not anticipate ASU 2023-09 will have a material impact on the Company’s income tax disclosures or financial statements.

In November 2024, the FASB has issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to provide investors with more decision-useful information about a public business entity’s expense by improving disclosures on income statement expenses. The amendments in the ASU are effective for public business entities only for annual reporting periods beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027. The Company does not anticipate this ASU will have a material impact on its financial statements.

NOTE 3 – SECURITIES

Equity Securities

The Company held equity securities with fair values of $3,257,000 and $3,169,000 as of March 31, 2025 and December 31, 2024, respectively. There were no sales of equity securities during the three-month periods ended March 31, 2025 and 2024. Consistent with ASC 321, Equity Securities, these securities are carried at fair value with the changes in fair value recognized in the condensed consolidated statements of income. Accordingly, the Company recognized a gain of $59,000 during the three-month period ended March 31, 2025, as compared to a loss of $57,000 during the same period of 2024.

Debt Securities

Debt securities have been classified in the financial statements as available for sale. The amortized cost and estimated fair values of debt securities as of March 31, 2025 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$91,351	$17	$(4,348)	$87,020
Collateralized mortgage obligations	27,824	45	(426)	27,443
Municipalities	346,694	505	(30,584)	316,615
SBA pools	800	0	(3)	797
Corporate debt	43,500	5	(2,038)	41,467
Asset backed securities	45,950	44	(651)	45,343
	$556,119	$616	$(38,050)	$518,685

The following table details the gross unrealized losses and fair values of debt securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2025.

(dollars in thousands)		Less than 12 months		12 months or more		Total
Description of Securities	Number of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	43	$20,966	$(184)	$59,769	$(4,164)	$80,735	$(4,348)
Collateralized mortgage obligations	7	15,144	(69)	3,340	(357)	18,484	(426)
Municipalities	126	109,786	(4,310)	181,112	(26,274)	290,898	(30,584)
SBA pools	6	662	(1)	135	(2)	797	(3)
Corporate debt	11	0	0	39,462	(2,038)	39,462	(2,038)
Asset backed securities	14	12,862	(44)	14,584	(607)	27,446	(651)
	207	$159,420	$(4,608)	$298,402	$(33,442)	$457,822	$(38,050)

For available-for-sale debt securities in an unrealized loss position, management evaluates whether the decline in fair value is a reflection of credit deterioration or other factors. In performing this evaluation, management considers the extent which fair value has fallen below amortized cost, changes in ratings by rating agencies, and other information indicating a deterioration in repayment capacity of either the underlying issuer or the borrowers providing repayment capacity in a securitization. If management’s evaluation indicates that a credit loss exists then a present value of the expected cash flows is calculated and compared to the amortized cost basis of the security in question and, to the degree that the amortized cost basis exceeds the present value, an allowance for credit loss (“ACL”) is established, with the caveat that the maximum amount of the reserve on any individual security is the difference between the fair value and amortized cost balance of the security in question. Any unrealized loss that has not been recorded through an ACL is recognized in other comprehensive income. Accrued interest receivable on available-for-sale securities was $4,373,000 and $4,888,000 as of March 31, 2025 and December 31, 2024, respectively, and is not included in the tables within this footnote.

The unrealized losses are due primarily to rising market yields and not due to credit deterioration.  As such, no ACL on available-for-sale securities has been established as of March 31, 2025 and December 31, 2024.  The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities as of March 31, 2025, segregated by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$78,495	$75,811
Due after one year through five years	179,916	167,740
Due after five years through ten years	184,307	166,446
Due after ten years	113,401	108,688
	$556,119	$518,685

The amortized cost and estimated fair values of debt securities as of December 31, 2024 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$92,659	$20	$(5,605)	$87,074
Collateralized mortgage obligations	29,105	0	(606)	28,499
Municipalities	347,051	900	(25,459)	322,492
SBA pools	882	0	(3)	879
Corporate debt	43,500	6	(2,294)	41,212
Asset backed securities	46,946	66	(672)	46,340
	$560,143	$992	$(34,639)	$526,496

The following tables detail the gross unrealized losses and fair values aggregated of debt securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2024.

(dollars in thousands)		Less than 12 months		12 months or more		Total
Description of Securities	Number of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	45	$29,489	$(777)	$54,568	$(4,828)	$84,057	$(5,605)
Collateralized mortgage obligations	9	25,092	(189)	3,408	(417)	28,500	(606)
Municipalities	123	113,936	(2,280)	179,223	(23,179)	293,159	(25,459)
SBA pools	6	720	(1)	159	(2)	879	(3)
Corporate debt	11	0	0	39,206	(2,294)	39,206	(2,294)
Asset backed securities	13	7,948	(15)	15,912	(657)	23,860	(672)
	207	$177,185	$(3,262)	$292,476	$(31,377)	$469,661	$(34,639)

There were no sales of available-for-sale securities during the three-months ended March 31, 2025, as compared to one available-for-sale security sold during the three-months ended March 31, 2024 with a book value of $1,958,000, resulting in gross gains of $81,000. There were no gains or losses on called securities during the three-month period ended March 31, 2025, as compared to losses of $1,000 during the comparable 2024 period.

Debt securities carried at $298,646,000 and $288,199,000 as of March 31, 2025 and December 31, 2024, respectively, were pledged to secure deposits of public funds.

NOTE 4 – LOANS

The Company’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of March 31, 2025, approximately 87% of the Company’s loans are commercial real estate loans, which include construction loans. Approximately 7% of the Company’s loans are for general commercial uses including professional, retail, and small business. Additionally, 3% of the Company’s loans are for residential real estate and other consumer loans. The remaining 3% are agriculture loans. Accrued interest receivable on loans was $3,253,000 and $3,268,000 as of March 31, 2025 and December 31, 2024, respectively, and is not included in the tables within this footnote. Loan totals were as follows:

(in thousands)
	March 31, 2025	December 31, 2024
Commercial real estate:
Construction & land	$20,290	$17,812
Multi-family	87,341	87,768
Owner occupied	229,643	229,961
Non-owner occupied	518,750	528,769
Farmland	92,986	95,348
Commercial and industrial	77,745	83,572
Consumer	33,593	33,969
Agriculture	30,605	29,336
Total loans	1,090,953	1,106,535

Less:
Deferred loan fees and costs, net	(1,765)	(1,561)
Allowance for credit losses	(11,448)	(11,460)
Net loans	$1,077,740	$1,093,514

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. As of March 31, 2025 and December 31, 2024, approximately 24% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

No loans were on non-accrual status as of March 31, 2025, December 31, 2024, and March 31, 2024.

The following table analyzes past due loans including any past due non-accrual loans, segregated by class of loans, as of March 31, 2025 (in thousands):

March 31, 2025	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	90 Days or More Past Due and Still Accruing
Commercial real estate:
Construction & land	$0	$0	$0	$0	$20,290	$20,290	$0
Multi-family	0	0	0	0	87,341	87,341	0
Owner occupied	0	0	0	0	229,643	229,643	0
Non-owner occupied	0	0	0	0	518,750	518,750	0
Farmland	0	0	0	0	92,986	92,986	0
Commercial and industrial	11	0	0	11	77,734	77,745	0
Consumer	0	0	0	0	33,593	33,593	0
Agriculture	0	0	0	0	30,605	30,605	0
Total	$11	$0	$0	$11	$1,090,942	$1,090,953	$0

The following table analyzes past due loans including any past due non-accrual loans, segregated by class of loans, as of December 31, 2024 (in thousands):

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

Collateral Dependent Loans. Management’s evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Under CECL, loans can be determined to be collateral dependent if foreclosure of the loan’s underlying collateral is probable or as a practical expedient if the borrower is experiencing financial difficulties and the repayment is expected to be provided substantially through the operation or sale of the collateral. Loans are written down to the lower of cost or fair value of underlying collateral, less estimated costs to sell. The Company had no collateral dependent loans as of March 31, 2025 and December 31, 2024.

Loan Modification Disclosures Pursuant to ASU 2022-02 - The Company may agree to different types of concessions when modifying a loan. There were no loan modifications to borrowers experiencing financial difficulty, including principal forgiveness, rate reductions, payment deferral or term extension, during the three-months ended March 31, 2025 and 2024.

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

As of March 31, 2025 and December 31, 2024, there are no loans that are classified with risk grades of 8- Loss.

The risk grades are reviewed every month, at a minimum and on an as-needed basis depending on the specific circumstances of the loan.

The following table summarizes loan risk grade totals by class and year of origination as of March 31, 2025. Risk grades 1 through 4(W) have been aggregated in the “Pass” line.

	As of March 31, 2025
(in thousands)	Term Loans Amortized Cost Basis by Origination Year
Risk Grade Ratings	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Commercial real estate - construction & land
Pass	$1,827	$11,015	$3,828	$1,668	$921	$1,031	$0	$20,290
Total commercial real estate - construction & land	1,827	11,015	3,828	1,668	921	1,031	0	20,290

Commercial real estate - multi-family
Pass	0	28,188	4,680	13,763	7,653	33,057	0	87,341
Total commercial real estate - multi-family	0	28,188	4,680	13,763	7,653	33,057	0	87,341

Commercial real estate - owner occupied
Pass	6,022	28,541	9,668	45,994	45,332	84,423	249	220,229
Special mention	0	0	0	0	7,322	274	0	7,596
Substandard	0	0	0	0	0	1,818	0	1,818
Total commercial real estate - owner occupied	6,022	28,541	9,668	45,994	52,654	86,515	249	229,643

Commercial real estate - non-owner occupied
Pass	17,070	39,258	92,929	88,666	68,888	203,385	1,899	512,095
Special mention	0	0	0	0	0	6,655	0	6,655
Total commercial real estate - non-owner occupied	17,070	39,258	92,929	88,666	68,888	210,040	1,899	518,750

Commercial real estate - Farmland
Pass	300	7,810	12,877	9,966	16,534	37,923	0	85,410
Special mention	0	0	0	0	0	7,576	0	7,576
Total commercial real estate - farmland	300	7,810	12,877	9,966	16,534	45,499	0	92,986

Commercial and Industrial
Pass	903	26,832	10,438	9,065	6,081	6,382	17,901	77,602
Substandard	0	0	0	103	0	40	0	143
Total commercial and industrial	903	26,832	10,438	9,168	6,081	6,422	17,901	77,745

Consumer
Pass	83	4,138	1,025	6,018	3,294	10,268	8,728	33,554
Substandard	0	0	0	0	0	39	0	39
Total consumer	83	4,138	1,025	6,018	3,294	10,307	8,728	33,593

Agriculture
Pass	0	278	1,700	908	1,132	406	19,977	24,401
Special mention	0	0	1,745	0	0	0	4,459	6,204
Total agriculture	0	278	3,445	908	1,132	406	24,436	30,605

Total by Risk Category
Pass	26,205	146,060	137,145	176,048	149,835	376,875	48,754	1,060,922
Special mention	0	0	1,745	0	7,322	14,505	4,459	28,031
Substandard	0	0	0	103	0	1,897	0	2,000
Total	$26,205	$146,060	$138,890	$176,151	$157,157	$393,277	$53,213	$1,090,953

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

Allowance for Credit Losses (“ACL”). The Company adopted FASB issued Accounting Standards Codification (ASC) Topic 326, Financial Instruments – Credit Losses, effective January 1, 2023 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. ASC Topic 326 updated the previous incurred loss impairment methodology used by financial institutions under GAAP to delay recognizing credit losses until it is probable that a loss has been incurred with a new methodology that requires organizations to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount and recognize those losses in current period earnings. This model is commonly referred to as the Current Expected Credit Loss (“CECL”) model.  The transition adjustment of the Company’s CECL adoption on January 1, 2023 increased our ACL, previously the allowance for loan losses, with a $346,000 cumulative adjustment. Under ASC Topic 326, the allowance for credit losses is a valuation account that is deducted from the related loan’s amortized cost basis to present the net amount expected to be collected on the loans. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company’s ACL is calculated monthly, with any difference in the calculated ACL and the recorded ACL trued-up through an entry to the provision for credit losses. Management calculates the quantitative portion of collectively evaluated reserves for all loan categories, using a discounted cash flow (“DCF”) methodology. For purposes of estimating the Company’s ACL, management generally evaluates collectively evaluated loans by Federal Call code in order to group loans with similar risk characteristics together, however management has grouped loans in selected call codes together in determining portfolio segments, due to similar risk characteristics and reserve methodologies used for certain call code classifications.

The DCF quantitative reserve methodology incorporates the consideration of probability of default (“PD”) and loss given default (“LGD”) estimates to estimate periodic losses. The PD estimates are derived through the application of reasonable and supportable economic forecasts to call code specific regression models, derived from the consideration of historical bank-specific and peer loss-rate data. The loss rate data has been regressed against benchmark economic indicators, for which reasonable and supportable forecasts exist, in the development of the call-code specific regression models. Regression models are generally refreshed on an annual basis, in order to pull in more recent loss rate data. Reasonable and supportable forecasts of the selected economic metric are then input into the regression model to calculate an expected default rate. The expected default rates are then applied to expected monthly loan balances estimated through the consideration of contractual repayment terms and expected prepayments. The Company utilizes a four-quarter forecast period, after which the expected default rates revert to the historical average for each call code, over a four-quarter reversion period, on a straight-line basis. The prepayment assumptions applied to expected cash flow over the contractual life of the loans are estimated based on historical, bank-specific experience, peer data and the consideration of current and expected conditions and circumstances including the level of interest rates. The prepayment assumptions may be updated by Management in the event that changing conditions impact Management’s estimate or additional historical data gathered has resulted in the need for a reevaluation. LGD utilized in the DCF is derived from the application of the Frye-Jacobs theory which relates LGD to PD based on historical peer data, as calculated by a third-party. The call code regression models utilized upon implementation of CECL on January 1, 2023, and as of March 31, 2025, were identical, and relied upon reasonable and supportable forecasts of the National Unemployment Rate. Some of the call code regression models also use the Real Gross Domestic Product. Management selected the National Unemployment Rate and the Real Gross Domestic Product as the drivers of quantitative portion of collectively reserves on loan classes reliant upon the DCF methodology, primarily as a result of high correlation coefficients identified in regression modeling, the availability of forecasts including the quarterly FOMC forecast, and given the widespread familiarity of stakeholders with this economic metric.

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

The following table details activity in the ACL by portfolio segment for the three-month periods ended March 31, 2025 and 2024. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Credit Losses
For the Three Months Ended March 31, 2025 and 2024

(in thousands)
Three Months Ended March 31, 2025	CRE Construction & Land	CRE Multi- family	CRE Owner occupied	CRE Non- owner occupied	CRE Farmland	Commercial and Industrial	Consumer	Agriculture	Total
Beginning balance	$258	$737	$1,503	$6,401	$1,665	$645	$175	$76	$11,460
Charge-offs	0	0	0	0	0	0	(16)	0	(16)
Recoveries	0	0	0	0	0	0	4	0	4
Provision for (reversal of) credit losses	129	(6)	4	(69)	(51)	(37)	6	24	0
Ending balance	$387	$731	$1,507	$6,332	$1,614	$608	$169	$100	$11,448

Three Months Ended March 31, 2024
Beginning balance	$1,227	$667	$1,805	$4,805	$1,468	$650	$227	$47	$10,896
Charge-offs	0	0	0	0	0	0	(14)	0	(14)
Recoveries	0	0	0	0	0	36	4	0	40
(Reversal of) provision for credit losses	(168)	(33)	4	(185)	(6)	336	18	34	0
Ending balance	$1,059	$634	$1,809	$4,620	$1,462	$1,022	235	$81	10,922

.

The following table details the ACL and ending gross loan balances as of March 31, 2025 and December 31, 2024, summarized by collective and individual evaluation methods of impairment.

(in thousands)
March 31, 2025	CRE Construction & Land	CRE Multi- family	CRE Owner occupied	CRE Non- owner occupied	CRE Farmland	Commercial and Industrial	Consumer	Agriculture	Total
Allowance for credit losses for loans:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	387	731	1,507	6,332	1,614	608	169	100	11,448
	$387	$731	$1,507	$6,332	$1,614	$608	$169	$100	$11,448

Ending gross loan balances:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	20,290	87,341	229,643	518,750	92,986	77,745	33,593	30,605	1,090,953
	$20,290	$87,341	$229,643	$518,750	$92,986	$77,745	$33,593	$30,605	$1,090,953

December 31, 2024
Allowance for credit losses for loans:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	258	737	1,503	6,401	1,665	645	175	76	11,460
	$258	$737	$1,503	$6,401	$1,665	$645	$175	$76	$11,460

Ending gross loan balances:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	17,812	87,768	229,961	528,769	95,348	83,572	33,969	29,336	1,106,535
	$17,812	$87,768	$229,961	$528,769	$95,348	$83,572	$33,969	$29,336	$1,106,535

The following tables present gross charge-offs for the three-months ended March 31, 2025 by portfolio class and origination year:

	Three Months Ended March 31, 2025
(in thousands)	Term Loans Charged-off by Origination Year
Chargeoffs	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Commercial real estate:
Construction & land	$0	$0	$0	$0	$0	$0	$0	$0
Multi-family	0	0	0	0	0	0	0	0
Owner occupied	0	0	0	0	0	0	0	0
Non-owner occupied	0	0	0	0	0	0	0	0
Farmland	0	0	0	0	0	0	0	0
Commercial and industrial	0	0	0	0	0	0	0	0
Consumer	0	0	0	0	0	0	16	16
Agriculture	0	0	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$0	$16	$16

Changes in the reserve for off-balance-sheet commitments for the three-months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Balance, beginning of period	$346	$609
Provision to (reversal of) Operations for Off Balance Sheet Commitments	274	(78)
Balance, end of period	$620	$531

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

At March 31, 2025 and December 31, 2024, loans carried at $1,090,953,000 and $1,106,535,000, respectively, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 5 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The condensed consolidated financial statements include various estimated fair value information as of March 31, 2025 and December 31, 2024. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between levels during the three-month periods ended March 31, 2025 and 2024.

The estimated fair values of the Company’s financial instruments not measured at fair value as of March 31, 2025 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$209,299	$209,299	1
Restricted equity securities	6,285	6,285	2
Loans, net	1,077,740	1,024,162	3
Interest receivable	8,207	8,207	2

Financial liabilities:
Deposits	(1,713,592)	(1,713,244)	3
Interest payable	(249)	(249)	2

Off-balance-sheet liabilities:
Commitments and standby letters of credit		(1,994)	3

The estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2024 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$168,751	$168,751	1
Restricted equity securities	6,285	6,285	2
Loans, net	1,093,514	1,037,104	3
Interest receivable	8,559	8,559	2

Financial liabilities:
Deposits	(1,695,690)	(1,695,342)	3
Interest payable	(241)	(241)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,858)	3

The following tables present the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the condensed consolidated balance sheets at each respective period end, by level within the fair value hierarchy as of March 31, 2025 and December 31, 2024.

	Fair Value Measurements as of March 31, 2025 Using
(in thousands)	March 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$87,020	$0	$87,020	$0
Collateralized mortgage obligations	27,443	0	27,443	0
Municipalities	316,615	0	316,615	0
SBA pools	797	0	797	0
Corporate debt	41,467	0	41,467	0
Asset-backed securities	45,343	0	45,343	0

Equity Securities:
Mutual fund	$3,257	$3,257	$0	$0

Assets and liabilities measured on a non-recurring basis:	N/A

	Fair Value Measurements at December 31, 2024 Using
(in thousands)	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$87,074	$0	$87,074	$0
Collateralized mortgage obligations	28,499	0	28,499	0
Municipalities	322,492	0	322,492	0
SBA pools	879	0	879	0
Corporate debt	41,212	0	41,212	0
Asset backed securities	46,340	0	46,340	0

Equity Securities:
Mutual fund	$3,169	$3,169	$0	$0

Assets and liabilities measured on a non-recurring basis:	N/A

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

There have been no significant changes in the valuation techniques during the three-month period ended March 31, 2025.

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

The Company’s calculation of basic and diluted EPS for the three-month periods ended March 31, 2025 and 2024 are reflected in the tables below.

	Three Months Ended
	March 31,
(in thousands)	2025	2024
BASIC EARNINGS PER SHARE

Net income	$5,297	$5,727
Weighted average shares outstanding	8,232	8,210
Net income per common share	$0.64	$0.70

DILUTED EARNINGS PER SHARE

Net income	$5,297	$5,727
Weighted average shares outstanding	8,232	8,210
Effect of dilutive non-vested restricted shares	46	35
Weighted average shares of common stock and common stock equivalents	8,278	8,245
Net income per diluted common share	$0.64	$0.69

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and therefore may involve risks, uncertainties and other factors which may cause the Company’s actual results to be materially different from the results expressed or implied by the Company’s forward-looking statements.  These statements generally appear with words such as “will,” “anticipate,” “target,” “believe,” “estimate,” “forecast”, “enhance,” “may,” “intend,” “plan,” “goal,” “believe, “forecast,” “project,” “outlook,” “expect” or other words of similar meaning.  Forward-looking statements are not statements of historical fact and may include those that discuss, among others, our strategies, goals, plans, outlook, forecasts, expectations, intentions or other non-historical matters; future operations, financial condition, results of operations, or business developments; and the assumptions that underlie these matters. Although management believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: the credit exposure of certain loan products and other components of our business that could be impacted by the changing economic and business conditions; changes in monetary, fiscal or tax policy to address changing economic conditions including interest rate policies of the Federal Reserve Board, any of which could cause us to incur additional loan losses and adversely affect our results of operations in the future; economic conditions (both generally and in the markets where the Company operates) including unemployment levels, energy prices, increased energy costs in California, inflation, supply chain issues, a decline in housing prices or collateral values, trade policies and tensions (including as a result of tariffs and other trade disruptions), geopolitical instability, market volatility associated with the political and economic environment and uncertainty surrounding the potential legal, regulatory, and policy changes by the current U.S. presidential administration and the risk of a recession or slowed economic growth in the United States economy; the continuing impact of the changing economic conditions on our employees and customers, including consumer income, creditworthiness, confidence, spending and savings; the credit quality of borrowers; the success of our efforts to mitigate the impact of the changing economic conditions; competition from other providers of financial services offered by the Company and our response to competitive pressures; changes in government regulation and legislation; the impact of any failure by the U.S. government to increase the debt ceiling or any federal government shutdown; changes in interest rates and interest rate fluctuations; volatility in the capital markets; the amount and rate of deposit growth and changes in deposit costs; material unforeseen changes in the financial stability and liquidity of the Company’s credit customers; risks associated with concentrations in real estate related loans; our ability to maintain adequate capital or liquidity levels or to comply with revised capital or liquidity requirements; changes in accounting standards and interpretations; changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses; the soundness of other financial institutions, including disruptions, instability and failures in the banking industry; physical or transition risks related to climate change; cybersecurity risks and heightened legislative and regulatory focus on cybersecurity and data privacy; risks that lawsuits, legal proceedings, information-gathering requests, investigations, and proceedings by governmental and self-regulatory agencies result in significant civil or criminal penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way the Company conducts its business, or reputational harm; and other risks as may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission including the risk factors set furth under “Part I—Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, all of which are difficult to predict and which may be beyond the control of the Company. Many of the foregoing risks and uncertainties are, and will be, exacerbated by the worsening of the global business and economic environment. The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, whether as a result of new information, future developments or otherwise, except as may be required by law.

The following discussion explains the significant factors affecting the Company’s operations and financial position for the periods presented. The discussion should be read in conjunction with the Company’s financial statements and the notes related thereto which appear or that are referenced to elsewhere in this report, and with the audited consolidated financial statements and accompanying notes included in the Company’s 2024 Annual Report on Form 10-K. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

The allowance for credit losses is an estimate dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loans, qualitative factors, the valuation of problem loans and the general economic conditions in our market area. See Note 4 to the consolidated financial statements, and the “Provision for Credit Losses” and “Allowance for Credit Losses” sections of this discussion and analysis for more information on the establishment of the Allowance for Credit Losses and the implementation of CECL.

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

Management believes the following were important factors in the Company’s performance during the three-month period ended March 31, 2025:

•

The Company recognized net income of $5,297,000 for the three-month period ended March 31, 2025, as compared to $5,727,000 for the same period in 2024. The net income decreases were mainly due to higher interest rates on deposit accounts, and an increase in operating expenses.

•	The Company recorded no credit loss provisions during the three months ended March 31, 2025 and 2024, as credit quality remained stable and the reserve amount was determined to be adequate.

•

Net interest income increased $566,000 for the three-month period ended March 31, 2025, compared to the same period in 2024. The net interest income increase was mainly due to an increase in earning asset balances despite, which was partially offset by an increase in the interest expense on deposit accounts.

•

Non-interest income increased by $94,000 for the three-month period ended March 31, 2025, as compared to the same period in 2024. The increase was primarily due to unrealized fair value gains on equity securities, and a positive variance in service charges on deposit accounts.

•

Non-interest expense increased by $1,095,000 for the three-month period ended March 31, 2025, as compared to the same periods in 2024. The increase was primarily due to staffing increases and overhead related to servicing the growing business portfolios.

•

Total assets increased by $23,761,000 or 1.3%, total net loans decreased by $15,774,000 or 1.4% and investment securities decreased by $7,723,000 or 1.5% in each case from December 31, 2024 to March 31, 2025, while deposits increased by $23,677,000 or 1.4% for the same period. Consequently, cash and cash equivalent balances increased by $40,548,000 or 24.0%.

Income Summary

For the three-month period ended March 31, 2025, the Company recorded net income of $5,297,000, representing a decrease of $430,000, as compared to the same period in 2024.  Return on average assets (annualized) was 1.13% for the three-months ended March 31, 2025, as compared to 1.26% for the same period in 2024.  Annualized return on average common equity was 11.58% for the three-months ended March 31, 2025, as compared to 13.86% for the same period in 2024. Net income before provisions for income taxes decreased by $435,000 for the three-month period ended March 31, 2025, from the same period in 2024.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

(In thousands)	Effect on Pre-Tax Income
Increase (Decrease)
Three Months Ended
March 31, 2025
Change from 2024 to 2025 in:
Net interest income	$566
Provision for credit losses	0
Non-interest income	94
Non-interest expense	(1,095)
Change in net income before income taxes	$(435)

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three-month period ended March 31, 2025, net interest income was $17,807,000, which represents an increase of $566,000, from the comparable period in 2024. The increase was due to growth of earning assets and upward repricing of our loan yield in spite of short-term rate cuts by the FOMC during 2024.

The FOMC hiked rates significantly during 2022 and 2023 and due to a timing lag, those rate hikes led to rising interest rates on deposit accounts, as the average cost of funds increased to 0.79% for the three-months ended March 31, 2025, as compared to 0.68% in the same period of 2024. The Company increased rates on certain accounts and deposit products during 2023 in order to remain competitive to our peer group and to maintain current liquidity levels, which remains at a high level. Towards the end of 2024, the Company reduced the interest rates on certain deposit accounts, which resulted in a slight decrease in the average cost of funds as compared to 0.86% in the fourth quarter of 2024.

The net interest margin (net interest income as a percentage of average interest earning assets) was 4.09% for the three-month period ended March 31, 2025, as compared to 4.09% for the same period in 2024. The net interest margin was unchanged primarily due to the rising interest rates on deposit accounts that offset the rising loan yields and earning asset growth, as discussed above. The earning asset yield increased by 10 basis points for the three-month period ended March 31, 2025, as compared to the same period of 2024.

The following table shows the relative impact of changes in average balances of interest earning assets and interest-bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three-month periods ended March 31, 2025 and 2024:

Net Interest Analysis

	Three months ended			Three months ended
	March 31, 2025			March 31, 2024
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)
Assets:
Earning assets:
Gross loans (1) (2)	$1,090,609	$14,007	5.21%	$1,028,160	$12,619	4.92%
Investment securities (2)	562,102	5,853	4.22%	544,377	5,624	4.14%
Federal funds sold	31,915	350	4.45%	24,334	331	5.46%
Interest-earning deposits	129,712	1,403	4.39%	147,657	1,978	5.37%
Total interest-earning assets	1,814,338	21,613	4.83%	1,744,528	20,552	4.73%
Total noninterest earning assets	89,247			79,681
Total assets	1,903,585			1,824,209
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	503,111	735	0.59%	477,421	509	0.43%
Money market deposits	391,111	1,706	1.77%	367,273	1,700	1.86%
Savings deposits	121,377	31	0.10%	134,078	69	0.21%
Time deposits $250,000 and under	56,361	500	3.60%	37,527	304	3.25%
Time deposits over $250,000	37,844	338	3.62%	22,960	169	2.95%
Total interest-bearing liabilities	1,109,804	3,310	1.21%	1,039,259	2,751	1.06%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	583,326			593,158
Other liabilities	24,863			26,079
Total noninterest-bearing liabilities	608,189			619,237
Shareholders' equity	185,592			165,713
Total liabilities and shareholders' equity	$1,903,585			$1,824,209
Net interest income		$18,303			$17,801
Net interest spread (3)			3.62%			3.66%
Net interest margin (4)			4.09%			4.09%

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

Shown in the following tables is the relative impact on net interest income of changes in the average outstanding balances (volume) of earning assets and interest-bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three-month periods ended March 31, 2025 and 2024.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

	For the Three Months Ended March 31, 2025
	Compared to March 31, 2024
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$766	$622	$1,388
Investment securities (2)	183	46	229
Federal funds sold	103	(84)	19
Interest-earning deposits	(239)	(336)	(575)
Total interest income	$813	$248	$1,061

Interest expense:
Interest-earning DDA	$27	$199	$226
Money market deposits	110	(104)	6
Savings deposits	(7)	(31)	(38)
Time deposits $250,000 and under	153	43	196
Time deposits over $250,000	110	59	169
Total interest expense	$393	$166	$559

Change in net interest income	$420	$82	$502

__________________________________

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

The table above reflects an increase of $420,000 in net interest income due to changes in volume combined with the overall change in mix of balances during the first quarter of 2025, as compared to the same period of 2024. Changes in earning asset yields and rates on interest-bearing liabilities resulted in an increase of $82,000 to net interest income, over the same period. This increase was mainly due to higher loan yields as our loan portfolio continues to reprice to upward.

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

The Company did not record provisions for credit losses during the three-month periods ended March 31, 2025 and 2024. Credit quality remained stable and our ACL amount was adequate as determined by the output of our CECL internal credit risk model. Non-accrual loans remaining at a zero balance throughout the three-month period ending March 31, 2025, and all of 2024. Management will continue to closely monitor the credit risks to our loan portfolio and may need to make qualitative adjustments depending on factors that may impact the economy and the financial condition of our borrowers.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three-month period ended March 31, 2025, non-interest income was $1,613,000, representing an increase of $94,000 or 6.2%, compared to the same period in 2024.

The following tables show the major components of non-interest income:

(in thousands)	For the Three Months Ended March 31,
	2025		2024		Year-Over-Year
	Amount	%	Amount	%	$ Change	% Change
Service charges on deposits	$446	27.7%	$406	26.7%	$40	9.9%
Debit card transaction fee income	396	24.6%	423	27.8%	(27)	-6.4%
Earnings on cash surrender value of life insurance	288	17.9%	222	14.6%	66	29.7%
Mortgage commissions	9	0.6%	9	0.6%	0	0.0%
Gain on sale and calls of other real estate owned	0	0.0%	80	5.3%	(80)	-100.0%
Other income	474	29.4%	379	25.0%	95	25.1%
Total non-interest income	$1,613	100.0%	$1,519	100.0%	$94	6.2%

Average assets	$1,903,585		1,824,209
Noninterest expenses as a % of average assets		0.1%		0.1%

Service charges on deposits increased by $40,000 for the three-months ended March 31, 2025, compared to the same period in 2024. The increase was mainly due to overdraft fee income attributable to the growth in consumer demand deposits accounts.

Debit card transaction fee income decreased by $27,000 for the three-months ended March 31, 2025, compared to the same period in 2024, due to debit card network costs that are included in the net revenue received by the bank.

Earnings on cash surrender value of life insurance increased by $66,000 for the three-months ended March 31, 2025, compared to the same period in 2024, corresponding to higher yields earned in 2025 and three additional policies that were purchased during the second quarter of 2024.

Mortgage commissions remained flat at $9,000 for the three-months ended March 31, 2025 and 2024. Overall, the demand for home purchases and refinancing has decreased in 2024 and 2025, mainly due to rising housing prices and interest rates.

Gains on sales and calls of available-for-sale securities decreased by $80,000 for the three-months ended March 31, 2025, compared to the same period in 2024, as there were no sales during the first three months of 2025, as compared to one security sold during the same period of 2024.

Other income increased by $95,000 for the three-months ended March 31, 2025, as compared to the same period of 2024, mainly due to positive changes in the fair value of one equity security.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

(in thousands)	For the Three Months Ended March 31,
	2025		2024		Year-Over-Year
	Amount	%	Amount	%	$ Change	% Change
Salaries and employee benefits	$7,750	61.4%	$7,322	63.5%	$428	5.8%
Occupancy expenses	1,127	8.9%	1,164	10.1%	(37)	-3.2%
Data processing fees	742	5.9%	700	6.1%	42	6.0%
Regulatory assessments (FDIC & DFPI)	285	2.3%	290	2.5%	(5)	-1.7%
Other operating expenses	2,720	21.5%	2,053	16.5%	667	32.5%
Total non-interest expense	$12,624	100.0%	$11,529	100.0%	$1,095	9.5%

Average assets	$1,903,585		$1,824,209
Noninterest expenses as a % of average assets		0.7%		0.6%

Non-interest expenses increased by $1,095,000 or 9.5% for the three-months ended March 31, 2025, as compared to the same period of 2024.  Salaries and employee benefits increased by $428,000 for the three-months ended March 31, 2025, as compared to the same period of 2024, mainly due to additional staffing expense required to support the continued growth of our business portfolios.

Occupancy expenses decreased by $37,000 for the three-months ended March 31, 2025, as compared to the same period of 2024, due to a decline in general operating costs related to branch facilities.

Data processing fees increased by $42,000 for the three-months ended March 31, 2025, as compared to the same period of 2024, primarily due to servicing costs on the growing number of loan and deposit accounts.

Federal Deposit Insurance Corporation (“FDIC”) and California Department of Financial Protection and Innovation (“DFPI”) regulatory assessments decreased by $5,000 for the three-months ended March 31, 2025, as compared to the same period in 2024, which was relatively flat due to the FDIC base rate remaining at to 0.05%, on an annual basis, for both periods The Company’s risk profile and the related assessment rate remains at a relatively low level due to our strong credit quality, earnings and risk-based capital ratios. Management recognizes that assessments could increase further depending on deposit growth throughout the remainder of 2025, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis, and based on FDIC’s discretion to increase the base assessment rate as needed to replenish the Deposit Insurance Fund. Moreover, the FDIC retains the authority and discretion to increase base assessment rates for banking entities in the future, as circumstances warrant.

Other expense increased by $667,000 for the three-months ended March 31, 2025, as compared to the same period in 2024. The increase was partially due to provisions to the reserve for off-balance sheet items, in combination with various general operating expense increases, which is expected given the expansion of the Company’s business portfolios.

Management anticipates that non-interest expense will continue to increase as the Company continues to grow.  However, management remains committed to cost-control and efficiency, and expects to keep these increases to a minimum relative to growth.

Income Taxes

The Company recorded provisions for income taxes of $1,499,000 for the three-montsh ended March 31, 2025, representing a decrease of $5,000, compared to the provisions recorded in the comparable period of 2024. The effective income tax rate on income from continuing operations was 22.1% for the three-months ended March 31, 2025, compared to 20.8% for the comparable period of 2024. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, bank owned life insurance and certain tax-exempt loans). The disparity between the effective tax rates for the year-to-date period of 2024 as compared to 2025 is primarily due to tax credits from low-income housing projects as well as tax-free income on municipal securities and loans that comprised a larger proportion of pre-tax income in 2024 as compared to 2025.

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

Non-accrual loans totaled $0 as of March 31, 2025 and December 31, 2024.  At March 31, 2025 and December 31, 2024, there were no loan modifications pursuant to ASU 2022-02, and therefore there were no payment delinquencies on modified loans during the three-months ended March 31, 2025.

As of March 31, 2025 and December 31, 2024, there were no OREO properties. There were no sales, acquisitions or fair value adjustments of OREO properties during the three-months ended March 31, 2025 and 2024.

The following table presents information about the Bank’s non-performing assets, including asset quality ratios as of March 31, 2025 and December 31, 2024:

Non-Performing Assets

(in thousands)	March 31,	December 31,
	2025	2024
Loans in non-accrual status	$0	$0
Loans past due 90 days or more and accruing	0	0
Total non-performing loans	0	0
Other real estate owned	0	0
Total non-performing assets	$0	$0

Allowance for credit losses	$11,448	$11,460

Asset quality ratios:
Non-performing assets to total assets	0.00%	0.00%
Non-performing loans to total loans	0.00%	0.00%
Allowance for credit losses to total loans	1.05%	1.04%
Allowance for credit losses to total non-performing loans	NA	NA

Non-performing assets remained at $0 as of March 31, 2025 and December 31, 2024, due to strong credit quality within our loan portfolio.

Allowance for Credit Losses

Due to credit risk inherent in the lending business, the Company routinely sets aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges for the outstanding loan portfolio have been credited to the allowance for credit losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company did not record any credit loss provisions during the three-months ended March 31, 2025 and 2024. The Company recorded provisions of $274,000 for off-balance sheet items during the three-months ended March 31, 2025, as compared to provision reversals of $79,000 recorded during the same period of 2024.

The allowance for credit losses decreased by $12,000 to $11,448,000 as of March 31, 2025, as compared to $11,460,000 as of December 31, 2024, due to net loan charge-offs of $12,000 during the first three months of 2025. The allowance for credit losses as a percentage of total loans decreased to 1.05% as of March 31, 2025 as compared to 1.04% as of December 31, 2024.

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

Although management believes the allowance as of March 31, 2025 was adequate to absorb expected credit losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on the Company’s service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of March 31, 2025, and December 31, 2024, the Company had $209,299,000 and $168,751,000, respectively, in cash and cash equivalents.

Investment Securities

Management of the investment securities portfolio focuses on providing an adequate level of liquidity and establishing an interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk. Investment securities that the Company intends to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale or equity securities.  Currently, all of the investment securities are classified as available-for-sale except for one mutual fund classified as an equity security with a carrying value of $3,257,000 as of March 31, 2025. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. The carrying values of equity securities are adjusted for unrealized gains or losses through noninterest income in the consolidated statement of income.

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

The unrealized losses are due primarily to rising market yields and not due to credit deterioration. As such, no ACL on available-for-sale securities has been established as of March 31, 2025. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

Low Income Housing Tax Credit Funds

During 2018 and 2022, we committed to invest $5,000,000 and $10,500,000, respectively, in low-income housing tax credit funds (“LIHTC”) to promote our participation in CRA activities. During the three-months ended March 31, 2025, we committed an additional $5,000,000 that included a housing project in our local area that qualified for CRA credit. Unfunded commitments on the LIHTC funds were $9,490,000 and $5,664,000 as of March 31, 2025 and December 31, 2024, respectively. For LIHTC investments, we receive the return in the form of tax credits and tax deductions over a period of approximately 15 years.

Deposits

Total deposits as of March 31, 2025 were $1,690,301,000, an increase of $17,902,000 or 1.1% from the deposit total of $1,695,690,000 as of December 31, 2024.  Average deposits increased by $60,713,000 to $1,693,130,000 for the three-month period ended March 31, 2025, as compared to the same period in 2024.

Deposits Outstanding

	March 31,	December 31,	Three Month Change
(in thousands)	2025	2024	$	%

Demand	$1,093,453	$1,101,755	$(8,302)	(0.8% )
MMDA	401,961	381,005	20,956	5.5%
Savings	120,261	121,535	(1,274)	(1.0% )
Time < $250K	58,647	53,803	4,844	9.0%
Time > $250K	39,270	37,592	1,678	4.5%
	$1,713,592	$1,695,690	$17,902	1.1%

Because the Company’s client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Four clients carry deposit balances of more than 1% of total deposits, one of which had a deposit balance of more than 3% of total deposits as of March 31, 2025. Management believes that the Company’s funding concentration risk is not significant and is mitigated by the ample sources of funds the Bank has access to.

Since the deposit growth strategy emphasizes core deposit growth, the Company has avoided relying on brokered deposits as a consistent source of funds. The Company had no brokered deposits as of March 31, 2025 and December 31, 2024.

Borrowings

Although deposits are the primary source of funds for lending and investment activities and for general business purposes, the Company may obtain advances from the Federal Home Loan Bank (“FHLB”) as an alternative to retail deposit funds. As of March 31, 2025 and December 31, 2024, there were no outstanding FHLB advances or borrowings of any kind, as the Company continues to rely on deposit growth as its primary source of funding. See “Liquidity and Capital Resources” below for the details on the FHLB borrowings program.

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

The following tables present a comparison of our actual capital ratios to the minimum required ratios as of the dates indicated:

(in thousands)			Regulatory
	Actual		Minimum
Capital ratios for Bank:	Amount	Ratio	Amount	Ratio

As of March 31, 2025
Total capital (to Risk- Weighted Assets)	$218,169	15.6%	$147,317	>10.5%
Tier I capital (to Risk- Weighted Assets)	$206,101	14.7%	$119,256	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$206,101	14.7%	$98,211	>7.0%
Tier I capital (to Average Assets)	$206,101	10.7%	$77,258	>4.0%

As of December 31, 2024
Total capital (to Risk- Weighted Assets)	$214,899	15.3%	$147,360	>10.5%
Tier I capital (to Risk- Weighted Assets)	$203,093	14.5%	$119,291	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$203,093	14.5%	$98,240	>7.0%
Tier I capital (to Average Assets)	$203,093	10.5%	$77,275	>4.0%

Capital ratios for the Company:

As of March 31, 2025
Total capital (to Risk- Weighted Assets)	$218,584	15.6%	$147,341	>10.5%
Tier I capital (to Risk- Weighted Assets)	$206,516	14.7%	$119,276	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$206,516	14.7%	$98,227	>7.0%
Tier I capital (to Average Assets)	$206,516	10.7%	$77,264	>4.0%

As of December 31, 2024
Total capital (to Risk- Weighted Assets)	$215,552	15.4%	$147,372	>10.5%
Tier I capital (to Risk- Weighted Assets)	$203,746	14.5%	$119,301	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$203,746	14.5%	$98,248	>7.0%
Tier I capital (to Average Assets)	$203,746	10.6%	$77,283	>4.0%

Proposed rules for U.S. implementation of capital requirements under Basel IV rules, commonly referred to as the Basel III "Endgame", were issued by the U.S. federal banking agencies on July 27, 2023. These proposed rules include broad-based changes to the risk-weighting framework for various credit exposures and operational risk capital requirements. However, the proposed rules generally apply only to large banking organizations with total assets of $100 billion or more, and hence, will likely not be applicable to the Company once implemented.

Liquidity and Capital Resources

Material Cash Commitments

The following tables summarizes short- and long-term material cash requirements as of March 31, 2025, which we believe that we will be able to fund these obligations through cash generated from our operations and available alternative sources of funds (dollars in thousands):

(in thousands)	Less than 1 year	More than 1 year	Total
Operating lease obligations	$1,551	$6,604	$8,155
Supplemental retirement plans	153	13,889	14,042
Time deposit maturities	95,558	2,359	97,917
Total	$97,262	$22,852	$120,114

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

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, the Company maintains a portion of funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. The Company obtains funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings. The Company’s primary use of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common stockholders. The Company’s liquid assets as of March 31, 2025 were $464.5 million compared to $431.8 million as of December 31, 2024.  The Company’s liquidity level measured as the percentage of liquid assets to total assets was 24.1% as of March 31, 2025, compared to 22.7% as of December 31, 2024. Liquid assets increased during the first three months of 2025, mainly due to the increase in deposits and the decrease in our loan and investment portfolios. Management anticipates that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for operating, investing and financing needs and regulatory liquidity requirements for at least the next twelve months. Management monitors the Company’s liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, the Company relies on advances from the FHLB to supplement the supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of the loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of March 31, 2025, the Company’s borrowing capacity from the FHLB was approximately $389.0 million and there were no outstanding advances. The Company also maintains a line of credit with two correspondent banks to purchase up to $70 million in federal funds, and approximately $33.0 million borrowing capacity through the FRB Discount Window, for which there were no advances on either borrowing source as of March 31, 2025.

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company provides various forms of credit lines to meet the financing needs of customers. These commitments, which represent a credit risk to us, are not represented in any form on the balance sheets.

As of March 31, 2025 and December 31, 2024, the Company had commitments to extend credit of $199.5 million and $185.8 million, respectively, which includes obligations under letters of credit of $4.0 million and $4.2 million, respectively.

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

For qualitative and quantitative disclosures about market risk, please see the sections entitled “Market Risk” and “Interest Rate Management” in Item 7A of the Company’s 2024 Annual Report on Form 10-K. As of March 31, 2025, the Company’s exposures to market risk have not changed materially since December 31, 2024.

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

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the Evaluation Date.

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

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 31, 2025.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Share Repurchases

The Company has no repurchase plans or programs with respect to its common stock or equity securities in place and therefore there were no repurchased shares during the quarter ended March 31, 2025.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Insider Adoption or Termination of Trading Arrangements

During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company informed us of the adoption or termination of any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K).

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

101*

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets at March 31, 2025 (Unaudited) and December 31, 2024, (ii) Condensed Consolidated Statements of Income for the three-month periods ended March 31, 2025 and March 31, 2024 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2025 and March 31, 2024 (Unaudited), (iv) Condensed Consolidated Statements of Changes of Shareholders’ Equity for the three-month periods ended March 31, 2025 and March 31, 2024 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2025 and March 31, 2024 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oak Valley Bancorp
Date: May 14, 2025	By:	/s/ JEFFREY A. GALL
Jeffrey A. Gall
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)