Form 10-Q
period 2025-06-30
Oak Valley Bancorp
filed 2025-08-13
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,380,562 shares of common stock outstanding as of August 7, 2025.

Oak Valley Bancorp

June 30, 2025

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets at June 30, 2025 (Unaudited) and December 31, 2024		1

Condensed Consolidated Statements of Income for the three and six-month periods ended June 30, 2025 and June 30, 2024 (Unaudited)		2

Condensed Consolidated Statements of Comprehensive Income for the three and six-month periods ended June 30, 2025 and June 30, 2024 (Unaudited)		3

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and six-month periods ended June 30, 2025 and June 30, 2024 (Unaudited)		4

Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2025 and June 30, 2024 (Unaudited)		5

Notes to Condensed Consolidated Financial Statements (Unaudited)		6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Mine Safety Disclosures	42

Item 5.	Other Information	42

Item 6.	Exhibits	43

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands)	June 30,	December 31,
	2025	2024
ASSETS
Cash and due from banks	$153,040	$138,481
Federal funds sold	45,820	30,270
Cash and cash equivalents	198,860	168,751

Securities - available for sale	503,347	526,496
Securities - equity investments	3,292	3,169
Loans, net of allowance for credit losses of $11,430 and $11,460 at June 30, 2025 and December 31, 2024, respectively	1,096,549	1,093,514
Cash surrender value of life insurance	38,145	37,558
Bank premises and equipment, net	18,423	16,319
Goodwill and other intangible assets, net	3,352	3,390
Deferred tax asset	18,105	15,501
Interest receivable and other assets	40,836	35,906
	$1,920,909	$1,900,604

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$1,711,241	$1,695,690
Interest payable and other liabilities	23,863	21,478
Total liabilities	1,735,104	1,717,168

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,382,062 and 8,357,211 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	25,435	25,435
Additional paid-in capital	6,394	6,199
Retained earnings	183,880	175,502
Accumulated other comprehensive loss, net of tax	(29,904)	(23,700)
Total shareholders’ equity	185,805	183,436

	$1,920,909	$1,900,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share amounts)	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
INTEREST INCOME
Interest and fees on loans	$14,316	$13,106	$28,305	$25,707
Interest on securities	5,279	5,099	10,654	10,181
Interest on federal funds sold	290	395	640	726
Interest on deposits with banks	1,536	1,645	2,938	3,623
Total interest income	21,421	20,245	42,537	40,237

INTEREST EXPENSE
Deposits	3,267	2,953	6,576	5,704
Total interest expense	3,267	2,953	6,576	5,704

Net interest income	18,154	17,292	35,961	34,533
Provision for credit losses	0	0	0	0
Net interest income after provision for credit losses	18,154	17,292	35,961	34,533

NON-INTEREST INCOME
Service charges on deposits	427	412	873	817
Debit card transaction fee income	436	438	832	861
Earnings on cash surrender value of life insurance	300	255	587	477
Mortgage commissions	7	5	16	14
Gains on sales and calls of available-for-sale securities	2	34	2	114
Other	531	616	1,006	996
Total non-interest income	1,703	1,760	3,316	3,279

NON-INTEREST EXPENSE
Salaries and employee benefits	7,693	7,201	15,443	14,523
Occupancy expenses	1,122	1,131	2,249	2,295
Data processing fees	723	741	1,464	1,441
Regulatory assessments (FDIC & DFPI)	280	260	565	550
Other operating expenses	2,870	2,283	5,591	4,336
Total non-interest expense	12,688	11,616	25,312	23,145

Net income before provision for income taxes	7,169	7,436	13,965	14,667

Total provision for income taxes	1,581	1,547	3,080	3,051
Net Income	$5,588	$5,889	$10,885	$11,616

Net income per share	$0.68	$0.72	$1.32	$1.41

Net income per diluted share	$0.67	$0.71	$1.31	$1.41

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(dollars in thousands)	2025	2024	2025	2024

Net income	$5,588	$5,889	$10,885	$11,616
Other comprehensive loss
Unrealized holding loss arising during the period	(5,020)	(1,684)	(8,807)	(6,107)
Less: reclassification for net gains included in net income	(2)	(34)	(2)	(114)
Other comprehensive loss, before tax	(5,022)	(1,718)	(8,809)	(6,221)
Tax benefit related to items of other comprehensive income	1,485	508	2,605	1,839
Total other comprehensive loss	(3,537)	(1,210)	(6,204)	(4,382)
Comprehensive income	$2,051	$4,679	$4,681	$7,234

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	THREE MONTHS ENDED JUNE 30, 2025 AND 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, April 1, 2025	8,382,062	$25,435	$6,160	$178,292	$(26,367)	$183,520
Stock based compensation	0	0	234	0	0	234
Other comprehensive loss	0	0	0	0	(3,537)	(3,537)
Net income	0	0	0	5,588	0	5,588
Balances, June 30, 2025	8,382,062	$25,435	$6,394	$183,880	$(29,904)	$185,805

Balances, April 1, 2024	8,359,556	$25,435	$5,647	$158,162	$(22,328)	$166,916
Stock based compensation	0	0	204	0	0	204
Other comprehensive loss	0	0	0	0	(1,210)	(1,210)
Net income	0	0	0	5,889	0	5,889
Balances, June 30, 2024	8,359,556	$25,435	$5,851	$164,051	$(23,538)	$171,799

	SIX MONTHS ENDED JUNE 30, 2025 AND 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balances, January 1, 2025	8,357,211	$25,435	$6,199	$175,502	$(23,700)	$183,436
Restricted stock issued	34,883	0	0	0	0	0
Restricted stock forfeited	(1,200)	0	0	0	0	0
Restricted stock surrendered for tax withholding	(8,832)	0	(240)	0	0	(240)
Cash dividends declared $0.30 per share of common stock	0	0	0	(2,507)	0	(2,507)
Stock based compensation	0	0	435	0	0	435
Other comprehensive loss	0	0	0	0	(6,204)	(6,204)
Net income	0	0	0	10,885	0	10,885
Balances, June 30, 2025	8,382,062	$25,435	$6,394	$183,880	$(29,904)	$185,805

Balances, January 1, 2024	8,293,168	$25,435	$5,512	$154,301	$(19,156)	$166,092
Restricted stock issued	70,769	0	0	0	0	0
Restricted stock surrendered for tax withholding	(4,381)	0	(107)	0	0	(107)
Cash dividends declared $0.225 per share of common stock	0	0	0	(1,866)	0	(1,866)
Stock based compensation	0	0	446	0	0	446
Other comprehensive loss	0	0	0	0	(4,382)	(4,382)
Net income	0	0	0	11,616	0	11,616
Balances, June 30, 2024	8,359,556	$25,435	$5,851	$164,051	$(23,538)	$171,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)	SIX MONTHS ENDED JUNE 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,885	$11,616
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	0	0
Increase (decrease) in deferred fees/costs, net	315	(89)
Depreciation	659	660
Amortization of investment securities, net	399	369
Unrealized (gain) loss on equity securities	(64)	81
Amortization of operating lease right-of-use asset	(118)	(111)
Stock based compensation	435	446
Gain on sales and calls of available-for-sale securities	(2)	(114)
Earnings on cash surrender value of life insurance	(587)	(477)
Increase in deferred tax asset	(2,605)	(1,839)
Decrease in interest payable and other liabilities	(7)	(1,812)
(Increase) decrease in interest receivable	(89)	36
Decrease in other assets	4,331	3,685
Net cash provided by operating activities	13,552	12,451

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	0	(32,436)
Purchases of equity securities	(59)	(55)
Proceeds from the sale of available-for-sale securities	0	28,258
Proceeds from maturities, calls, and principal paydowns of available-for-sale-securities	13,943	23,018
Investment in LIHTC	(3,242)	(456)
Net increase in loans	(3,350)	(53,232)
Purchase of FHLB Stock	(776)	(329)
Purchase of BOLI policies	0	(5,000)
Purchases of premises and equipment	(2,763)	(728)
Net cash provided by (used in) investing activities	3,753	(40,960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(2,507)	(1,866)
Net increase (decrease) in demand deposits and savings accounts	5,766	(27,072)
Net increase in time deposits	9,785	21,286
Tax withholding payments on vested restricted shares surrendered	(240)	(107)
Net cash provided by (used in) in financing activities	12,804	(7,759)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,109	(36,268)

CASH AND CASH EQUIVALENTS, beginning of period	168,751	216,568

CASH AND CASH EQUIVALENTS, end of period	$198,860	$180,300

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,575	$5,633
Operating leases	$773	$731
Income taxes	$2,705	$3,835

NON-CASH INVESTING ACTIVITIES:
Change in unrealized loss on securities	$(8,809)	$(6,221)
Change in contributions payable to LIHTC limited partner investment	$5,000	$0
Right-of-use asset obtained in exchange for new operating lease liability	$(634)	$(446)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Oak Valley Bancorp (the “Company”, “us”, “our”) is the parent holding company for Oak Valley Community Bank (the “Bank”), a California state-chartered bank.  Eastern Sierra Community Bank operates as a division within Oak Valley Community Bank for select branches. The consolidated financial statements include the accounts of the parent company and its wholly-owned bank subsidiary. Unless otherwise stated, the “Company” refers to the consolidated entity, Oak Valley Bancorp, while the “Bank” refers to Oak Valley Community Bank. All material intercompany transactions have been eliminated. The interim consolidated financial statements included in this Quarterly Report on Form 10-Q are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six-month periods ended June 30, 2025 are not necessarily indicative of the results of a full year’s operations. Certain prior period amounts have been reclassified to conform to the current period presentation. There was no effect on net income or shareholders’ equity as previously reported as a result of reclassifications. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2024.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to provide investors with more decision-useful information about a public business entity’s expense by improving disclosures on income statement expenses. The amendments in the ASU are effective for public business entities only for annual reporting periods beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027. The Company does not anticipate this ASU will have a material impact on its financial statements.

NOTE 3 – SECURITIES

Equity Securities

The Company held equity securities with fair values of $3,292,000 and $3,169,000 as of June 30, 2025 and December 31, 2024, respectively. There were no sales of equity securities during the three and six-month periods ended June 30, 2025 and 2024. Consistent with ASC 321, Equity Securities, these securities are carried at fair value with the changes in fair value recognized in the condensed consolidated statements of income. Accordingly, the Company recognized gains of $4,000 and $64,000 during the three and six-month periods ended June 30, 2025, respectively, as compared to losses of $24,000 and $81,000 during the same periods of 2024.

Debt Securities

Debt securities have been classified in the financial statements as available for sale. The amortized cost and estimated fair values of debt securities as of June 30, 2025 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$85,244	$39	$(4,293)	$80,990
Collateralized mortgage obligations	26,052	112	(437)	25,727
Municipalities	346,153	319	(35,881)	310,591
SBA pools	765	1	(3)	763
Corporate debt	43,500	12	(1,787)	41,725
Asset backed securities	44,089	71	(609)	43,551
	$545,803	$554	$(43,010)	$503,347

The following table details the gross unrealized losses and fair values of debt securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2025.

(dollars in thousands)		Less than 12 months		12 months or more		Total
Description of Securities	Number of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	37	$7,862	$(331)	$54,463	$(3,962)	$62,325	$(4,293)
Collateralized mortgage obligations	7	10,445	(75)	6,582	(362)	17,027	(437)
Municipalities	126	113,844	(6,988)	177,945	(28,893)	291,789	(35,881)
SBA pools	4	415	(1)	133	(2)	548	(3)
Corporate debt	11	0	0	39,713	(1,787)	39,713	(1,787)
Asset backed securities	15	9,792	(54)	14,286	(555)	24,079	(609)
Total temporarily impaired securities	200	$142,358	$(7,449)	$293,122	$(35,561)	$435,481	$(43,010)

For available-for-sale debt securities in an unrealized loss position, management evaluates whether the decline in fair value is a reflection of credit deterioration or other factors. In performing this evaluation, management considers the extent which fair value has fallen below amortized cost, changes in ratings by rating agencies, and other information indicating a deterioration in repayment capacity of either the underlying issuer or the borrowers providing repayment capacity in a securitization. If management’s evaluation indicates that a credit loss exists then a present value of the expected cash flows is calculated and compared to the amortized cost basis of the security in question and, to the degree that the amortized cost basis exceeds the present value, an allowance for credit loss (“ACL”) is established, with the caveat that the maximum amount of the reserve on any individual security is the difference between the fair value and amortized cost balance of the security in question. Any unrealized loss that has not been recorded through an ACL is recognized in other comprehensive income. Accrued interest receivable on available-for-sale securities was $5,071,000 and $4,888,000 as of June 30, 2025 and December 31, 2024, respectively, and is not included in the tables within this footnote.

The unrealized losses are due primarily to rising market yields and not due to credit deterioration. As such, no ACL on available-for-sale securities has been established as of June 30, 2025 and December 31, 2024. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities as of June 30, 2025, segregated by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$87,268	$84,648
Due after one year through five years	166,369	151,794
Due after five years through ten years	178,922	158,310
Due after ten years	26,948	26,256
Subtotal	459,507	421,008
Mortgage-backed securities and collateralized mortgage obligations	86,296	82,339
Total	$545,803	$503,347

The amortized cost and estimated fair values of debt securities as of December 31, 2024 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$92,659	$20	$(5,605)	$87,074
Collateralized mortgage obligations	29,105	0	(606)	28,499
Municipalities	347,051	900	(25,459)	322,492
SBA pools	882	0	(3)	879
Corporate debt	43,500	6	(2,294)	41,212
Asset backed securities	46,946	66	(672)	46,340
	$560,143	$992	$(34,639)	$526,496

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

There were no sales of available-for-sale securities during the three and six-months ended June 30, 2025. There were 17 available-for-sale securities sold during the three-months ended June 30, 2024 with a book value of $26,300,000, resulting in gross gains of $25,000, and 18 available-for-sale securities sold during the six-months ended June 30, 2024 with a book value of $28,258,000, resulting in gross gains of $105,000. In addition, the Company recognized a gain of $2,000 on called securities during the three and six-month periods ended June 30, 2025, as compared to losses of $1,000 and $9,000 during the comparable 2024 periods, respectively.

Debt securities carried at $301,282,000 and $288,199,000 as of June 30, 2025 and December 31, 2024, respectively, were pledged to secure deposits of public funds.

NOTE 4 – LOANS

The Company’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of June 30, 2025, approximately 86% of the Company’s loans are commercial real estate loans, which include construction loans. Approximately 7% of the Company’s loans are for general commercial use including professional, retail, and small business. Additionally, 3% of the Company’s loans are for residential real estate and other consumer loans. The remaining 4% are agriculture loans. Accrued interest receivable on loans was $3,516,000 and $3,268,000 as of June 30, 2025 and December 31, 2024, respectively, and is not included in the tables within this footnote. Loan totals were as follows:

(in thousands)	June 30, 2025	December 31, 2024
Commercial real estate:
Construction & land	$31,090	$17,812
Multi-family	86,933	87,768
Owner occupied	222,252	229,961
Non-owner occupied	524,978	528,769
Farmland	92,227	95,348
Commercial and industrial	79,422	83,572
Consumer	33,079	33,969
Agriculture	39,875	29,336
Total loans	1,109,856	1,106,535

Less:
Deferred loan fees and costs, net	(1,877)	(1,561)
Allowance for credit losses	(11,430)	(11,460)
Net loans	$1,096,549	$1,093,514

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner-occupied loans. As of June 30, 2025 and December 31, 2024, approximately 23% and 24%, respectively, of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

With respect to loans to developers and builders that are secured by non-owner-occupied properties that the Company may originate from time to time, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success.

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

No loans were on non-accrual status as of June 30, 2025, December 31, 2024, and June 30, 2024.

The following table analyzes past due loans including any past due non-accrual loans, segregated by class of loans, as of June 30, 2025 (in thousands):

June 30, 2025	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	90 Days or More Past Due and Still Accruing
Commercial real estate:
Construction & land	$0	$0	$0	$0	$31,090	$31,090	$0
Multi-family	0	0	0	0	86,933	86,933	0
Owner occupied	0	0	0	0	222,252	222,252	0
Non-owner occupied	0	0	0	0	524,978	524,978	0
Farmland	0	0	0	0	92,227	92,227	0
Commercial and industrial	0	0	0	0	79,422	79,422	0
Consumer	0	0	0	0	33,079	33,079	0
Agriculture	0	0	0	0	39,875	39,875	0
Total	$0	$0	$0	$0	$1,109,856	$1,109,856	$0

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

Collateral Dependent Loans. Management’s evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Under the Current Expected Credit Losses (“CECL”) accounting standard, loans can be determined to be collateral dependent if foreclosure of the loan’s underlying collateral is probable or as a practical expedient if the borrower is experiencing financial difficulties and the repayment is expected to be provided mainly through the operation or sale of the collateral. Loans are written down to the lesser of cost or fair value of underlying collateral, less estimated costs to sell. The Company had no collateral dependent loans as of June 30, 2025 and December 31, 2024.

Loan Modification Disclosures Pursuant to ASU 2022-02 - The Company may agree to different types of concessions when modifying a loan. There were no loan modifications to borrowers experiencing financial difficulty, including principal forgiveness, rate reductions, payment deferral or term extension, during the three and six-months ended June 30, 2025 and 2024.

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

The Company grades loans using the following letter system:

1 Exceptional Loan

2 Quality Loan

3A Better Than Acceptable Loan

3B Acceptable Loan

3C Marginally Acceptable Loan

4 (W) Watch Acceptable Loan

5 Special Mention Loan

6 Substandard Loan

7 Doubtful Loan

8 Loss

1. Exceptional Loan - Loans that contain no risk or minimal risk. Grade 1 loans are considered Pass. To qualify for this rating, the following characteristics must be present:

●	A high level of liquidity and whose debt-servicing capacity exceeds expected obligations by a substantial margin.
●	Leverage is below average for the industry and earnings are consistent or growing without severe vulnerability to economic cycles.
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

3A. Better than Acceptable Loan - In the interest of better delineating the loan portfolio’s true credit risk for reserve allocation, further granularity has been sought by splitting the grade 3 category into three classifications. The distinction between the three are bank-defined guidelines and represent a further refinement of the regulatory definition of a pass, or grade 3 loan. Grade 3A is characterized by:

●	Strong earnings with no losses in the prior three years and ample cash flow to service all debt well above policy guidelines.
●	Long term experienced management with depth and defined management succession.
●	The loan has no exceptions to policy.
●	Loan-to-value on real estate secured transactions is 10% to 20% less than policy guidelines.
●	Highly liquid balance sheet that may have cash available to pay off our loan completely.
●	Little to no debt on balance sheet.

3B. Acceptable Loan - 3B loans are simply defined as all loans that are less qualified than 3A loans and are stronger than 3C loans. These loans are characterized by acceptable sources of repayment that conform to bank policy and regulatory requirements. Repayment risks are acceptable for these loans. Credit or collateral exceptions are minimal, are in the process of correction, and do not represent repayment risk. These loans:

●	Are those where the borrower has average financial strengths, a history of profitable operations and experienced management.
●	Are those where the borrower can be expected to handle normal credit needs in a satisfactory manner.

3C. Marginally Acceptable Loan - 3C loans have similar characteristics as that of 3Bs with the following additional characteristics:

●	Requires collateral.
●	A credit facility where the borrower’s financial condition is average and usually lacks reliable secondary sources of repayment other than the subject collateral.
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

●	Issues regarding delinquency, overdrafts, or renewals.
●	Any other issues that cause concern for the company.
●	Loans to individuals or loans supported by guarantors with marginal net worth and/or marginal collateral.
●	Weaknesses that are identified are short-term in nature.
●	Loans in this category are usually accounts the Bank would retain provided a positive turnaround is expected within a reasonable time frame. Grade 4(W) loans are considered Pass.

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

7. Doubtful Loan - An extension of credit classified as “doubtful” has all the weaknesses inherent in one classified substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. The possibility of loss is extremely high but because of certain important and reasonably specific pending factors that may work to the advantage of and strengthen the credit, its classification as an estimated loss is deferred until its more exact status may be determined. Pending factors may include a proposed merger or acquisition, liquidation proceedings, capital injection, and perfection of liens on additional collateral or refinancing plans. The entire loan need not be classified as doubtful when collection of a specific portion appears highly probable.

8. Loss - Extensions of credit classified as “loss” are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the credit has absolutely no recovery or salvage value, but rather that it is not practical to defer writing off, even though partial recovery may be affected in the future. It is not the Company’s practice to attempt long-term recoveries while the credit remains on the books. Losses are taken in the period in which they are determined to be uncollectible.

As of June 30, 2025 and December 31, 2024, there are no loans that are classified with risk grades of 8- Loss.

The risk grades are reviewed every month, at a minimum and on an as-needed basis depending on the specific circumstances of the loan.

The following table summarizes loan risk grade totals by class and year of origination as of June 30, 2025. Risk grades 1 through 4(W) have been aggregated in the “Pass” line.

	As of June 30, 2025
(in thousands)	Term Loans Amortized Cost Basis by Origination Year
Risk Grade Ratings	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Commercial real estate - construction & land
Pass	$11,123	$12,251	$3,828	$1,662	$1,217	$1,009	$0	$31,090
Total commercial real estate - construction & land	11,123	12,251	3,828	1,662	1,217	1,009	0	31,090

Commercial real estate - multi-family
Pass	0	28,161	4,655	13,700	7,625	32,792	0	86,933
Total commercial real estate - multi-family	0	28,161	4,655	13,700	7,625	32,792	0	86,933

Commercial real estate - owner occupied
Pass	8,900	28,528	9,572	44,898	43,745	77,030	250	212,923
Special mention	0	0	0	0	7,248	272	0	7,520
Substandard	0	0	0	0	0	1,809	0	1,809
Total commercial real estate - owner occupied	8,900	28,528	9,572	44,898	50,993	79,111	250	222,252

Commercial real estate - non-owner occupied
Pass	28,047	39,656	92,364	88,508	68,272	200,459	1,065	518,371
Special mention	0	0	0	0	0	6,607	0	6,607
Total commercial real estate - non-owner occupied	28,047	39,656	92,364	88,508	68,272	207,066	1,065	524,978

Commercial real estate - Farmland
Pass	851	7,845	12,730	9,883	16,362	37,060	0	84,731
Special mention	0	0	0	0	0	7,496	0	7,496
Total commercial real estate - farmland	851	7,845	12,730	9,883	16,362	44,556	0	92,227

Commercial and Industrial
Pass	1,706	25,664	9,912	8,444	5,677	5,801	22,093	79,297
Substandard	0	0	0	95	0	30	0	125
Total commercial and industrial	1,706	25,664	9,912	8,539	5,677	5,831	22,093	79,422

Consumer
Pass	1,117	4,086	972	4,986	2,628	10,044	9,207	33,040
Substandard	1	0	0	0	0	38	0	39
Total consumer	1,118	4,086	972	4,986	2,628	10,082	9,207	33,079

Agriculture
Pass	0	260	1,676	801	1,122	338	30,469	34,666
Special mention	0	0	1,701	0	0	0	3,508	5,209
Total agriculture	0	260	3,377	801	1,122	338	33,977	39,875

Total by Risk Category
Pass	51,744	146,451	135,709	172,882	146,648	364,533	63,084	1,081,051
Special mention	0	0	1,701	0	7,248	14,375	3,508	26,832
Substandard	1	0	0	95	0	1,877	0	1,973
Total	$51,745	$146,451	$137,410	$172,977	$153,896	$380,785	$66,592	$1,109,856

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

Allowance for Credit Losses (“ACL”). Under ASC Topic 326, the allowance for credit losses is a valuation account that is deducted from the related loan’s amortized cost basis to present the net amount expected to be collected on the loans. The measurement of expected credit losses utilizes a CECL model and is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company’s ACL is calculated monthly, with any difference in the calculated ACL and the recorded ACL trued-up through an entry to the provision for credit losses. Management calculates the quantitative portion of collectively evaluated reserves for all loan categories, using a discounted cash flow (“DCF”) methodology. Management generally evaluates collectively evaluated loans by Federal Call code in order to group loans with similar risk characteristics together, however management has grouped loans in selected call codes together in determining portfolio segments, due to similar risk characteristics and reserve methodologies used for certain call code classifications.

The DCF quantitative reserve methodology incorporates the consideration of probability of default (“PD”) and loss given default (“LGD”) estimates to estimate periodic losses. The PD estimates are derived through the application of reasonable and supportable economic forecasts to call code specific regression models, derived from the consideration of historical bank-specific and peer loss-rate data. The loss rate data has been regressed against benchmark economic indicators, for which reasonable and supportable forecasts exist, in the development of the call-code specific regression models. Regression models are generally refreshed on an annual basis, in order to pull in more recent loss rate data. Reasonable and supportable forecasts of the selected economic metric are then input into the regression model to calculate an expected default rate. The expected default rates are then applied to expected monthly loan balances estimated through the consideration of contractual repayment terms and expected prepayments. The Company utilizes a four-quarter forecast period, after which the expected default rates revert to the historical average for each call code, over a four-quarter reversion period, on a straight-line basis. The prepayment assumptions applied to expected cash flow over the contractual life of the loans are estimated based on historical, bank-specific experience, peer data and the consideration of current and expected conditions and circumstances including the level of interest rates. The prepayment assumptions may be updated by Management in the event that changing conditions impact Management’s estimate or additional historical data gathered has resulted in the need for a reevaluation. LGD utilized in the DCF is derived from the application of the Frye-Jacobs theory which relates LGD to PD based on historical peer data, as calculated by a third-party. The call code regression models utilized upon implementation of CECL on January 1, 2023, and as of June 30, 2025, were identical, and relied upon reasonable and supportable forecasts of the National Unemployment Rate. Some of the call code regression models also use the Real Gross Domestic Product. Management selected the National Unemployment Rate and the Real Gross Domestic Product as the drivers of quantitative portion of collectively reserves on loan classes reliant upon the DCF methodology, primarily as a result of high correlation coefficients identified in regression modeling, the availability of forecasts including the quarterly FOMC forecast, and given the widespread familiarity of stakeholders with this economic metric.

Management recognizes that there are additional factors impacting risk of loss in the loan portfolio beyond what is captured in the quantitative portion of reserves on collectively evaluated loans. As current and expected conditions change compared to conditions over the historical lookback period, which is utilized in the calculation of quantitative reserves, management considers whether additional or reduced reserve levels on collectively evaluated loans may be warranted given the consideration of a variety of qualitative factors. Several of the following qualitative factors (“Q-factors”) considered by management reflect the legacy regulatory guidance on Q-factors, whereas several others represent factors unique to the Company or unique to the current time period.

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

●      Other external factors, including the regulatory risk ratings.

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

The following table details activity in the ACL by portfolio segment for the three and six-month periods ended June 30, 2025 and 2024. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Credit Losses
For the Three and Six Month Ended June 30, 2025 and 2024

(in thousands)
Three Months Ended June 30, 2025	CRE Construction & Land	CRE Multi- family	CRE Owner occupied	CRE Non-owner occupied	CRE Farmland	Commercial and Industrial	Consumer	Agriculture	Total
Beginning balance	$387	$731	$1,507	$6,332	$1,614	$608	$169	$100	$11,448
Charge-offs	0	0	0	0	0	0	(20)	0	(20)
Recoveries	0	0	0	0	0	0	2	0	2
Provision for (reversal of) credit losses	246	(32)	(111)	(87)	(68)	(9)	21	40	0
Ending balance	$633	$699	$1,396	$6,245	$1,546	$599	$172	$140	$11,430

Six Months Ended June 30, 2025
Beginning balance	$258	$737	$1,503	$6,401	$1,665	$645	$175	$76	$11,460
Charge-offs	0	0	0	0	0	0	(36)	0	(36)
Recoveries	0	0	0	0	0	0	6	0	6
Provision for (reversal of) credit losses	375	(38)	(107)	(156)	(119)	(46)	27	64	0
Ending balance	$633	$699	$1,396	$6,245	$1,546	$599	$172	$140	$11,430

Three Months Ended June 30, 2024
Beginning balance	$1,059	$634	$1,809	$4,620	$1,462	$1,022	$235	$81	$10,922
Charge-offs	0	0	0	0	0	0	(10)	0	(10)
Recoveries	206	0	0	0	0	0	3	0	209
(Reversal of) provision for credit losses	(356)	32	47	144	(53)	155	11	20	0
Ending balance	$909	$666	$1,856	$4,764	$1,409	$1,177	$239	$101	$11,121

Six Months Ended June 30, 2024
Beginning balance	$1,227	$667	$1,805	$4,805	$1,468	$650	$227	$47	$10,896
Charge-offs	0	0	0	0	0	0	(25)	0	(25)
Recoveries	242	0	0	0	0	0	8	0	250
(Reversal of) provision for credit losses	(560)	(1)	51	(41)	(59)	527	29	54	0
Ending balance	$909	$666	$1,856	$4,764	$1,409	$1,177	$239	$101	$11,121

The following table details the ACL and ending gross loan balances as of June 30, 2025 and December 31, 2024, summarized by collective and individual evaluation methods of impairment.

(in thousands)
June 30, 2025	CRE Construction & Land	CRE Multi- family	CRE Owner occupied	CRE Non- owner occupied	CRE Farmland	Commercial and Industrial	Consumer	Agriculture	Total
Allowance for credit losses for loans:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	633	699	1,396	6,245	1,546	599	172	140	11,430
	$633	$699	$1,396	$6,245	$1,546	$599	$172	$140	$11,430

Ending gross loan balances:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	31,090	86,933	222,252	524,978	92,227	79,422	33,079	39,875	1,109,856
	$31,090	$86,933	$222,252	$524,978	$92,227	$79,422	$33,079	$39,875	$1,109,856

December 31, 2024
Allowance for credit losses for loans:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	258	737	1,503	6,401	1,665	645	175	76	11,460
	$258	$737	$1,503	$6,401	$1,665	$645	$175	$76	$11,460

Ending gross loan balances:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	17,812	87,768	229,961	528,769	95,348	83,572	33,969	29,336	1,106,535
	$17,812	$87,768	$229,961	$528,769	$95,348	$83,572	$33,969	$29,336	$1,106,535

The following tables present gross charge-offs for the three and six-months ended June 30, 2025 by portfolio class and origination year:

	Three-Months Ended June 30, 2025
(in thousands)	Term Loans Charged-off by Origination Year
Charge-offs	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Commercial real estate:
Construction & land	$0	$0	$0	$0	$0	$0	$0	$0
Multi-family	0	0	0	0	0	0	0	0
Owner occupied	0	0	0	0	0	0	0	0
Non-owner occupied	0	0	0	0	0	0	0	0
Farmland	0	0	0	0	0	0	0	0
Commercial and industrial	0	0	0	0	0	0	0	0
Consumer	0	0	0	0	0	0	20	20
Agriculture	0	0	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$0	$20	$20

	Six-Months Ended June 30, 2025
(in thousands)	Term Loans Charged-off by Origination Year
Charge-offs	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Commercial real estate:
Construction & land	$0	$0	$0	$0	$0	$0	$0	$0
Multi-family	0	0	0	0	0	0	0	0
Owner occupied	0	0	0	0	0	0	0	0
Non-owner occupied	0	0	0	0	0	0	0	0
Farmland	0	0	0	0	0	0	0	0
Commercial and industrial	0	0	0	0	0	0	0	0
Consumer	0	0	0	0	0	0	36	36
Agriculture	0	0	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$0	$36	$36

Changes in the reserve for off-balance-sheet commitments for the three and six-months ended June 30, 2025 and 2024 were as follows:

	Three-Months Ended		Six-Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Balance, beginning of period	$620	$531	$346	$609
Provision to (reversal of) Operations for Off Balance Sheet Commitments	245	0	519	(78)
Balance, end of period	$865	$531	$865	$531

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

At June 30, 2025 and December 31, 2024, loans carried at $1,109,856,000 and $1,106,535,000, respectively, were pledged as collateral to maintain our borrowing capacity with the Federal Home Loan Bank.

NOTE 5 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The condensed consolidated financial statements include various estimated fair value information as of June 30, 2025 and December 31, 2024. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between levels during the three and six-month periods ended June 30, 2025 and 2024.

The estimated fair values of the Company’s financial instruments not measured at fair value as of June 30, 2025 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$198,860	$198,860	1
Restricted equity securities	7,061	7,061	2
Loans, net	1,096,549	1,042,820	3
Interest receivable	8,648	8,648	2

Financial liabilities:
Deposits	(1,711,241)	(1,710,923)	3
Interest payable	(242)	(242)	2

Off-balance-sheet liabilities:
Commitments and standby letters of credit		(2,049)	3

The estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2024 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$168,751	$168,751	1
Restricted equity securities	6,285	6,285	2
Loans, net	1,093,514	1,037,104	3
Interest receivable	8,559	8,559	2

Financial liabilities:
Deposits	(1,695,690)	(1,695,342)	3
Interest payable	(241)	(241)	2

Off-balance-sheet assets (liabilities):
Commitments and standby letters of credit		(1,858)	3

The following tables present the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the condensed consolidated balance sheets at each respective period end, by level within the fair value hierarchy as of June 30, 2025 and December 31, 2024.

	Fair Value Measurements as of June 30, 2025 Using
(in thousands)	June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$80,990	$0	$80,990	$0
Collateralized mortgage obligations	25,727	0	25,727	0
Municipalities	310,591	0	310,591	0
SBA pools	763	0	763	0
Corporate debt	41,725	0	41,725	0
Asset-backed securities	43,551	0	43,551	0

Equity Securities:
Mutual fund	$3,292	$3,292	$0	$0

Assets and liabilities measured on a non-recurring basis:	N/A

	Fair Value Measurements at December 31, 2024 Using
(in thousands)	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$87,074	$0	$87,074	$0
Collateralized mortgage obligations	28,499	0	28,499	0
Municipalities	322,492	0	322,492	0
SBA pools	879	0	879	0
Corporate debt	41,212	0	41,212	0
Asset backed securities	46,340	0	46,340	0

Equity Securities:
Mutual fund	$3,169	$3,169	$0	$0

Assets and liabilities measured on a non-recurring basis:	N/A

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

There have been no significant changes in the valuation techniques during the three and six-month periods ended June 30, 2025.

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

The Company’s calculation of basic and diluted EPS for the three and six-month periods ended June 30, 2025 and 2024 are reflected in the tables below.

	Three-Months Ended
	June 30,
(in thousands)	2025	2024
BASIC EARNINGS PER SHARE

Net income	$5,588	$5,889
Weighted average shares outstanding	8,245	8,220
Net income per common share	$0.68	$0.72

DILUTED EARNINGS PER SHARE

Net income	$5,588	$5,889
Weighted average shares outstanding	8,245	8,220
Effect of dilutive non-vested restricted shares	40	28
Weighted average shares of common stock and common stock equivalents	8,285	8,248
Net income per diluted common share	$0.67	$0.71

	Six-Months Ended
	June 30,
(in thousands)	2025	2024
BASIC EARNINGS PER SHARE

Net income	$10,885	$11,616
Weighted average shares outstanding	8,239	8,215
Net income per common share	$1.32	$1.41

DILUTED EARNINGS PER SHARE

Net income	$10,885	$11,616
Weighted average shares outstanding	8,239	8,215
Effect of dilutive non-vested restricted shares	43	32
Weighted average shares of common stock and common stock equivalents	8,282	8,247
Net income per diluted common share	$1.31	$1.41

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

Management believes the following were important factors in the Company’s performance during the three and six-month periods ended June 30, 2025:

•

The Company recognized net income of $5,588,000 and $10,885,000 for the three and six-month periods ended June 30, 2025, respectively, as compared to $5,889,000 and $11,616,000 for the same periods in 2024. The net income decreases were mainly due to higher operating expenses, which was offset by an increase in net interest income.

•	The Company recorded no credit loss provisions during the three and six-months ended June 30, 2025 and 2024, as credit quality remained stable and the reserve amount was determined to be adequate.

•

Net interest income increased $862,000 and $1,428,000 for the three and six-month periods ended June 30, 2025, respectively, compared to the same periods in 2024. The net interest income increase was mainly due to an increase in earning asset balances, which was partially offset by an increase in the interest expense on deposit accounts.

•

Non-interest income decreased by $57,000 and increased by $37,000 for the three and six-month periods ended June 30, 2025, respectively, as compared to the same periods in 2024. The second quarter decrease compared to last year was mainly due to a negative variance in investment advisory service fee income, and the year-to-date increase was primarily due to unrealized fair value gains on equity securities, and a positive variance in service charges on deposit accounts.

•

Non-interest expense increased by $1,072,000 and $2,167,000 for the three and six-month periods ended June 30, 2025, respectively, as compared to the same periods in 2024. The increase was primarily due to staffing increases and overhead related to servicing the growing business portfolios.

•

Total assets increased by $20,305,000 or 1.1%, total net loans increased by $3,035,000 or 0.3% and investment securities decreased by $23,026,000 or 4.3% in each case from December 31, 2024 to June 30, 2025, while deposits increased by $15,551,000 or 0.9% for the same period. Consequently, cash and cash equivalent balances increased by $30,109,000 or 17.8%.

Income Summary

For the three and six-month periods ended June 30, 2025, the Company recorded net income of $5,588,000 and $10,885,000, respectively, representing decreases of $301,000 and $731,000, as compared to the same periods in 2024.  Return on average assets (annualized) was 1.18% and 1.15% for the three and six-months ended June 30, 2025, respectively, as compared to 1.30% and 1.28% for the same periods in 2024.  Annualized return on average common equity was 12.21% and 11.89% for the three and six-months ended June 30, 2025, respectively, as compared to 14.19% and 14.03% for the same periods in 2024. Net income before provisions for income taxes decreased by $267,000 and $702,000 for the three and six-month periods ended June 30, 2025, respectively, from the same periods in 2024.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

	Effect on Pre-Tax Income	Effect on Pre-Tax Income
(In thousands)	Increase (Decrease)	Increase (Decrease)
	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
Change from 2024 to 2025 in:
Net interest income	$862	$1,428
Provision for credit losses	0	0
Non-interest income	(57)	37
Non-interest expense	(1,072)	(2,167)
Change in net income before income taxes	$(267)	$(702)

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three and six-month periods ended June 30, 2025, net interest income was $18,154,000 and $35,961,000, respectively, which represents increases of $862,000 and $1,428,000, from the comparable periods in 2024. The increase was due to growth of earning assets and upward repricing of our loan yield in spite of short-term rate cuts by the FOMC during 2024.

The FOMC hiked rates significantly during 2022 and 2023 and due to a timing lag, those rate hikes led to rising interest rates on deposit accounts, as the average cost of funds increased to 0.77% and 0.78% for the three and six-months ended June 30, 2025, respectively, as compared to 0.73% and 0.71% in the same periods of 2024. The Company increased rates on certain accounts and deposit products during 2023 in order to remain competitive with our peer group and to maintain current liquidity levels, which remains at a high level. Towards the end of 2024 and into 2025, the Company reduced the interest rates on certain deposit accounts, which resulted in a slight decrease in the average cost of funds as compared to 0.86% in the fourth quarter of 2024.

The net interest margin (net interest income as a percentage of average interest earning assets) was 4.11% and 4.10% for the three and six-month periods ended June 30, 2025, respectively, as compared to 4.11% and 4.10% for the same periods in 2024. The net interest margin was unchanged primarily due to the increase in interest rates on deposit accounts that offset the rising loan yields and earning asset growth, as discussed above. The earning asset yield increased by 4 and 7 basis points for the three and six-month periods ended June 30, 2025, respectively, as compared to the same periods of 2024.

The following table shows the relative impact of changes in average balances of interest earning assets and interest-bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three and six-month periods ended June 30, 2025 and 2024:

Net Interest Analysis

	Three-months ended			Three-months ended
	June 30, 2025			June 30, 2024
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)
Assets:
Earning assets:
Gross loans (1) (2)	$1,097,257	$14,334	5.24%	$1,051,709	$13,125	5.01%
Investment securities (2)	555,291	5,759	4.16%	533,787	5,597	4.21%
Federal funds sold	26,179	290	4.44%	28,554	395	5.55%
Interest-earning deposits	139,703	1,535	4.41%	123,220	1,645	5.35%
Total interest-earning assets	1,818,430	21,918	4.83%	1,737,270	20,762	4.79%
Total noninterest earning assets	85,311			77,373
Total Assets	1,903,741			1,814,643
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	516,669	733	0.57%	471,977	510	0.43%
Money market deposits	380,994	1,619	1.70%	374,266	1,781	1.91%
Savings deposits	118,978	34	0.11%	129,805	40	0.12%
Time deposits $250,000 and under	61,282	534	3.50%	46,280	406	3.52%
Time deposits over $250,000	38,989	346	3.56%	26,586	216	3.26%
Total interest-bearing liabilities	1,116,912	3,266	1.17%	1,048,914	2,953	1.13%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	579,556			575,491
Other liabilities	23,661			23,809
Total noninterest-bearing liabilities	603,217			599,300
Shareholders' equity	183,612			166,429
Total liabilities and shareholders' equity	$1,903,741			$1,814,643
Net interest income		$18,652			$17,809
Net interest spread (3)			3.66%			3.66%
Net interest margin (4)			4.11%			4.11%

______________________________________

(1)  Loan fees have been included in the calculation of interest income.

(2) Yields and interest income on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

(5) Annual interest rates are computed by dividing the interest income/expense by the number of days in the period multiplied by 365.

	Six-months ended			Six-months ended
	June 30, 2025			June 30, 2024
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)
Assets:
Earning assets:
Gross loans (1) (2)	$1,093,951	$28,343	5.22%	$1,039,934	$25,745	4.96%
Investment securities (2)	558,678	11,613	4.19%	539,082	11,221	4.17%
Federal funds sold	29,031	640	4.45%	26,444	726	5.51%
Interest-earning deposits	134,735	2,938	4.40%	135,438	3,624	5.37%
Total interest-earning assets	1,816,395	43,534	4.83%	1,740,898	41,316	4.76%
Total noninterest earning assets	87,268			78,528
Total assets	1,903,663			1,819,426
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	509,927	1,469	0.58%	474,699	1,017	0.43%
Money market deposits	386,024	3,325	1.74%	370,769	3,482	1.88%
Savings deposits	120,171	64	0.11%	131,942	110	0.17%
Time deposits $250,000 and under	59,417	1,044	3.54%	42,060	712	3.39%
Time deposits over $250,000	37,838	674	3.59%	24,616	383	3.12%
Total interest-bearing liabilities	1,113,377	6,576	1.19%	1,044,086	5,704	1.10%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	581,431			584,325
Other liabilities	24,259			24,944
Total noninterest-bearing liabilities	605,690			609,269
Shareholders' equity	184,596			166,071
Total liabilities and shareholders' equity	$1,903,663			$1,819,426
Net interest income		$36,958			$35,612
Net interest spread (3)			3.64%			3.66%
Net interest margin (4)			4.10%			4.10%

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

Shown in the following tables is the relative impact on net interest income of changes in the average outstanding balances (volume) of earning assets and interest-bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three and six-month periods ended June 30, 2025 and 2024.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

	For the Three Months Ended June 30, 2025
	Compared to June 30, 2024
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$568	$641	$1,209
Investment securities (2)	225	(63)	162
Federal funds sold	(33)	(72)	(105)
Interest-earning deposits	220	(330)	(110)
Total interest income	$980	$176	$1,156

Interest expense:
Interest-earning DDA	48	175	223
Money market deposits	32	(194)	(162)
Savings deposits	(3)	(3)	(6)
Time deposits $250,000 and under	132	(4)	128
Time deposits over $250,000	101	29	130
Total interest expense	$310	$3	$313

Change in net interest income	$670	$173	$843

__________________________________

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

The table above reflects an increase of $670,000 in net interest income due to changes in volume combined with the overall change in mix of balances during the second quarter of 2025, as compared to the same period of 2024. Changes in earning asset yields and rates on interest-bearing liabilities resulted in an increase of $173,000 to net interest income, over the same period. This increase was mainly due to higher loan yields as our loan portfolio continues to reprice upward.

	For the Six-Months Ended June 30, 2025
	Compared to June 30, 2024
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$1,337	$1,261	$2,598
Investment securities (2)	408	(16)	392
Federal funds sold	71	(157)	(86)
Interest-earning deposits	(18)	(668)	(686)
Total interest income	$1,798	$420	$2,218

Interest expense:
Interest-earning DDA	$75	$377	$452
Money market deposits	143	(300)	(157)
Savings deposits	(10)	(36)	(46)
Time deposits $250,000 and under	294	38	332
Time deposits over $250,000	206	85	291
Total interest expense	$708	$164	$872

Change in net interest income	$1,090	$256	$1,346

__________________________________

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

The table above reflects an increase of $1,041,000 in net interest income due to changes in volume combined with the overall change in mix of balances during the first six months of 2025, as compared to the same period of 2024. Changes in earning asset yields and rates on interest-bearing liabilities resulted in an increase of $305,000 to net interest income, over the same period. This increase was mainly due to higher loan yields as our loan portfolio continues to reprice upward.

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

The Company did not record provisions for credit losses during the three and six-month periods ended June 30, 2025 and 2024. Credit quality remained stable and our ACL amount was adequate as determined by the output of our CECL internal credit risk model. Non-accrual loans remained at a zero balance throughout the six-month period ending June 30, 2025, and all of 2024. Management will continue to closely monitor the credit risks to our loan portfolio and may need to make qualitative adjustments depending on factors that may impact the economy and the financial condition of our borrowers.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three and six-month periods ended June 30, 2025, non-interest income was $1,703,000 and $3,316,000, respectively, representing a decrease of $57,000 or 3.2%, and an increase of $37,000 or 1.1%, compared to the same periods in 2024.

The following tables show the major components of non-interest income:

(in thousands)	For the Three-Months Ended June 30,
	2025		2024		Year-Over-Year
	Amount	%	Amount	%	$ Change	% Change
Service charges on deposits	$427	25.1%	$412	23.4%	$15	3.6%
Debit card transaction fee income	436	25.6%	438	24.9%	(2)	-0.5%
Earnings on cash surrender value of life insurance	300	17.6%	255	14.5%	45	17.6%
Mortgage commissions	7	0.4%	5	0.3%	2	40.0%
Gain on sale and calls of available-for-sale securities	2	0.1%	34	1.9%	(32)	-94.1%
Other income	531	31.2%	616	35.0%	(85)	-13.8%
Total non-interest income	$1,703	100.0%	$1,760	100.0%	$(57)	-3.2%

QTD average assets	$1,903,741		1,814,643
Noninterest income as a % of average assets		0.1%		0.1%

(in thousands)	For the Six-Months Ended June 30,
	2025		2024		Year-Over-Year
	Amount	%	Amount	%	$ Change	% Change
Service charges on deposits	$873	26.3%	$817	24.9%	$56	6.9%
Debit card transaction fee income	832	25.1%	861	26.3%	(29)	-3.4%
Earnings on cash surrender value of life insurance	587	17.7%	477	14.5%	110	23.1%
Mortgage commissions	16	0.5%	14	0.4%	2	14.3%
Gain on sale and calls of available-for-sale securities	2	0.1%	114	3.5%	(112)	-98.2%
Other income	1,006	30.3%	996	30.4%	10	1.0%
Total non-interest income	$3,316	100.0%	$3,279	100.0%	$37	1.1%

YTD average assets	$1,903,663		1,819,426
Noninterest income as a % of average assets		0.2%		0.2%

Service charges on deposits increased by $15,000 and $56,000 for the three and six-months ended June 30, 2025, respectively, compared to the same periods in 2024. The increase was mainly due to overdraft fee income attributable to the growth in consumer demand deposits accounts.

Debit card transaction fee income decreased by $2,000 and $29,000 for the three and six-months ended June 30, 2025, respectively, compared to the same periods in 2024, due to debit card network costs that are included in the net revenue received by the bank.

Earnings on cash surrender value of life insurance increased by $45,000 and $110,000 for the three and six-months ended June 30, 2025, respectively, compared to the same periods in 2024, corresponding to higher yields earned in 2025 and three additional policies that were purchased during the second quarter of 2024.

Mortgage commissions increased by $2,000 for the three and six-months ended June 30, 2025, compared to the same periods in 2024. Overall, the demand for home purchases and refinancing has decreased in 2024 and 2025, mainly due to rising housing prices and interest rates.

Gains on sales and calls of available-for-sale securities decreased by $32,000 and $112,000 for the three and six-months ended June 30, 2025, respectively, compared to the same periods in 2024, as there were no sales during the first six months of 2025, as compared to 17 securities sold during the same period of 2024.

Other income decreased by $85,000 and increased by $10,000 for the three and six-months ended June 30, 2025, respectively, as compared to the same periods of 2024. The second quarter decrease was mainly due to a decline in investment advisory service fee income, and the year-to-date increase was mainly due to fair value changes of one equity security.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

(in thousands)	For the Three Months Ended June 30,
	2025		2024		Year-Over-Year
	Amount	%	Amount	%	$ Change	% Change
Salaries and employee benefits	$7,693	60.6%	$7,201	62.0%	$492	6.8%
Occupancy expenses	1,122	8.8%	1,131	9.7%	(9)	-0.8%
Data processing fees	723	5.7%	741	6.4%	(18)	-2.4%
Regulatory assessments (FDIC & DFPI)	280	2.2%	260	2.2%	20	7.7%
Other operating expenses	2,870	22.7%	2,283	19.7%	587	25.7%
Total non-interest expense	$12,688	100.0%	$11,616	100.0%	$1,072	9.2%

QTD average assets	$1,903,741		$1,814,643
Noninterest expenses as a % of average assets		0.7%		0.6%

(in thousands)	For the Six Months Ended June 30,
	2025		2024		Year-Over-Year
	Amount	%	Amount	%	$ Change	% Change
Salaries and employee benefits	$15,443	61.0%	$14,523	62.7%	$920	6.3%
Occupancy expenses	2,249	8.9%	2,295	9.9%	(46)	-2.0%
Data processing fees	1,464	5.8%	1,441	6.2%	23	1.6%
Regulatory assessments (FDIC & DFPI)	565	2.2%	550	2.4%	15	2.7%
Other operating expenses	5,591	22.1%	4,336	18.8%	1,255	28.9%
Total non-interest expense	$25,312	100.0%	$23,145	100.0%	$2,167	9.4%

YTD Average assets	$1,903,663		$1,819,426
Noninterest expenses as a % of average assets		1.3%		1.3%

Non-interest expenses increased by $1,072,000 or 9.2% and $2,167,000 or 9.4% for the three and six-months ended June 30, 2025, respectively, as compared to the same periods of 2024.  Salaries and employee benefits increased by $492,000 and $920,000 for the three and six-months ended June 30, 2025, respectively, as compared to the same periods of 2024, mainly due to additional staffing expense required to support the continued growth of our business portfolios.

Occupancy expenses decreased by $9,000 and $46,000 for the three and six-months ended June 30, 2025, respectively, as compared to the same periods of 2024, due to a decline in general operating costs related to branch facilities.

Data processing fees decreased by $18,000 and increased by $23,000 for the three and six-months ended June 30, 2025, respectively, as compared to the same periods of 2024. The second quarter decrease relates to non-recurring charges in the prior year for online banking upgrades. The year-to-date increase was primarily due to servicing costs on the growing number of loan and deposit accounts.

Federal Deposit Insurance Corporation (“FDIC”) and California Department of Financial Protection and Innovation (“DFPI”) regulatory assessments increased by $20,000 and $15,000 for the three and six-months ended June 30, 2025, respectively, as compared to the same periods in 2024, which was primarily related to deposit growth. The FDIC base rate remained at 0.05%, on an annual basis, for both periods, which is the lowest possible assessment rate for comparable banks. The Company’s risk profile and the related assessment rate remains at a relatively low level due to our strong credit quality, earnings and risk-based capital ratios. Management recognizes that assessments could increase further depending on deposit growth throughout the remainder of 2025, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis, and based on FDIC’s discretion to increase the base assessment rate as needed to replenish the Deposit Insurance Fund. Moreover, the FDIC retains the authority and discretion to increase base assessment rates for banking entities in the future, as circumstances warrant.

Other expense increased by $587,000 and $1,255,000 for the three and six-months ended June 30, 2025, respectively, as compared to the same periods in 2024. The increase was partially due to provisions to the reserve for off-balance sheet items, in combination with various general operating expense increases, which is expected given the expansion of the Company’s business portfolios.

Management anticipates that non-interest expense will continue to increase as the Company continues to grow.  However, management remains committed to cost-control and expects to keep these increases to a minimum relative to growth.

Income Taxes

The Company recorded provisions for income taxes of $1,581,000 and $3,080,000 for the three and six-month ended June 30, 2025, respectively, representing increases of $34,000 and $29,000, respectively, compared to the provisions recorded in the comparable periods of 2024. The effective income tax rate on income from continuing operations was 22.1% for the three and six-months ended June 30, 2025, compared to 20.8% for the comparable periods of 2024. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, bank owned life insurance and certain tax-exempt loans). The disparity between the effective tax rates for the year-to-date period of 2024 as compared to 2025 is primarily due to tax credits from low-income housing projects as well as tax-free income on municipal securities and loans that comprised a larger proportion of pre-tax income in 2024 as compared to 2025.

Asset Quality

Non-performing assets consist of loans on non-accrual status, including loans restructured on non-accrual status, where the terms of repayment have been renegotiated resulting in a reduction or deferral of interest or principal, loans 90 days or more past due and still accruing interest and other real estate owned (“OREO”).

Loans are generally placed on non-accrual status when they become 90 days past due, unless management believes the loan is adequately collateralized and in the process of collection. The past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower has experienced some changes in financial status, causing an inability to meet the original repayment terms, and where management believes the borrower will eventually overcome those circumstances and repay the loan in full. OREO consists of properties acquired by foreclosure or similar means which management intends to offer for sale.

Non-accrual loans totaled $0 as of June 30, 2025 and December 31, 2024.  At June 30, 2025 and December 31, 2024, there were no loan modifications pursuant to ASU 2022-02, and therefore there were no payment delinquencies on modified loans during the three and six-months ended June 30, 2025.

As of June 30, 2025 and December 31, 2024, there were no OREO properties. There were no sales, acquisitions or fair value adjustments of OREO properties during the three and six-months ended June 30, 2025 and 2024.

The following table presents information about the Bank’s non-performing assets, including asset quality ratios as of June 30, 2025 and December 31, 2024:

Non-Performing Assets

(in thousands)	June 30,	December 31,
	2025	2024
Loans in non-accrual status	$0	$0
Loans past due 90 days or more and accruing	0	0
Total non-performing loans	0	0
Other real estate owned	0	0
Total non-performing assets	$0	$0

Allowance for credit losses	$11,430	$11,460

Asset quality ratios:
Non-performing assets to total assets	0.00%	0.00%
Non-performing loans to total loans	0.00%	0.00%
Allowance for credit losses to total loans	1.03%	1.04%
Allowance for credit losses to total non-performing loans	NA	NA

Non-performing assets remained at $0 as of June 30, 2025 and December 31, 2024, due to strong credit quality within our loan portfolio.

Allowance for Credit Losses

Due to credit risk inherent in the lending business, the Company routinely sets aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges for the outstanding loan portfolio have been credited to the allowance for credit losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company did not record any credit loss provisions during the three and six-months ended June 30, 2025 and 2024. The Company recorded provisions of $245,000 and $519,000 for off-balance sheet items during the three and six-months ended June 30, 2025, respectively, as compared to provisions of $0 and provision reversals of $78,000 recorded during the same periods of 2024, respectively.

The allowance for credit losses decreased by $30,000 to $11,430,000 as of June 30, 2025, as compared to $11,460,000 as of December 31, 2024, due to net loan charge-offs of $30,000 during the first six months of 2025. The allowance for credit losses as a percentage of total loans decreased to 1.03% as of June 30, 2025 as compared to 1.04% as of December 31, 2024.

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

Although management believes the allowance as of June 30, 2025 was adequate to absorb expected credit losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on the Company’s service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

Investment Activities

Investments are a key source of interest income. Management of the investment portfolio is set in accordance with strategies developed and overseen by the Company’s Investment Committee. Investment balances, including cash equivalents and interest-bearing deposits in other financial institutions, are subject to change over time based on the Company’s asset/liability funding needs and interest rate risk management objectives. The Company’s liquidity levels take into consideration all available sources of credits and are maintained at levels management believes are appropriate to assure future flexibility in meeting anticipated funding needs.

Cash Equivalents

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of June 30, 2025, and December 31, 2024, the Company had $198,860,000 and $168,751,000, respectively, in cash and cash equivalents.

Investment Securities

Management of the investment securities portfolio focuses on providing an adequate level of liquidity and establishing an interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk. Investment securities that the Company intends to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale or equity securities.  Currently, all of the investment securities are classified as available-for-sale except for one mutual fund classified as an equity security with a carrying value of $3,292,000 as of June 30, 2025. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. The carrying values of equity securities are adjusted for unrealized gains or losses through noninterest income in the consolidated statement of income.

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

The unrealized losses are due primarily to rising market yields and not due to credit deterioration. As such, no ACL on available-for-sale securities has been established as of June 30, 2025. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

Low Income Housing Tax Credit Funds

During 2018 and 2022, we committed to invest $5,000,000 and $10,500,000, respectively, in low-income housing tax credit funds (“LIHTC”) to promote our participation in CRA activities. During the three-months ended March 31, 2025, we committed an additional $5,000,000 that included a housing project in our local area that qualified for CRA credit. Unfunded commitments on the LIHTC funds were $7,422,000 and $5,664,000 as of June 30, 2025 and December 31, 2024, respectively. For LIHTC investments, we receive the return in the form of tax credits and tax deductions over a period of approximately 15 years.

Deposits

Total deposits as of June 30, 2025 were $1,711,241,000, an increase of $15,551,000 or 0.9% from the deposit total of $1,695,690,000 as of December 31, 2024.  Average deposits increased by $69,413,000 to $1,694,808,000 for the six-month period ended June 30, 2025, as compared to the same period in 2024.

Deposits Outstanding

	June 30,	December 31,	Six Month Change
(in thousands)	2025	2024	$	%

Demand	$1,118,466	$1,101,755	$16,711	1.5%
MMDA	375,168	381,005	(5,837)	(1.5%)
Savings	116,428	121,535	(5,107)	(4.2%)
Time < $250K	60,722	53,803	6,919	12.9%
Time > $250K	40,457	37,592	2,865	7.6%
	$1,711,241	$1,695,690	$15,551	0.9%

Because the Company’s client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Five clients carry deposit balances of more than 1% of total deposits, one of which had a deposit balance of more than 3% of total deposits as of June 30, 2025. Management believes that the Company’s funding concentration risk is not significant and is mitigated by the ample sources of funds the Bank has access to.

Since the deposit growth strategy emphasizes core deposit growth, the Company has avoided relying on brokered deposits as a consistent source of funds. The Company had no brokered deposits as of June 30, 2025 and December 31, 2024.

Borrowings

Although deposits are the primary source of funds for lending and investment activities and for general business purposes, the Company may obtain advances from the Federal Home Loan Bank (“FHLB”) as an alternative to retail deposit funds. As of June 30, 2025 and December 31, 2024, there were no outstanding FHLB advances or borrowings of any kind, as the Company continues to rely on deposit growth as its primary source of funding. See “Liquidity and Capital Resources” below for the details on the FHLB borrowings program.

Capital Ratios

The Company is regulated by the Federal Reserve Bank (“FRB”) and is subject to the securities registration and public reporting regulations of the Securities and Exchange Commission. As a California state-chartered bank, the Company’s banking subsidiary is subject to primary supervision, examination and regulation by the DFPI and the Federal Reserve Board. The Federal Reserve Board is the primary federal regulator of state-member banks. The Bank is also subject to regulation by the FDIC, which insures the Bank’s deposits as permitted by law. Management is currently reviewing Pub. L. No 119-21, or the One Big Beautiful Bill Act (“OBBBA”), to determine implications for the Company, but is not currently aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on the Company’s or Bank’s liquidity, capital resources, or operations.

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

The following tables present a comparison of our actual capital ratios to the minimum required ratios as of the dates indicated:

(in thousands)			Regulatory
	Actual		Minimum
Capital ratios for Bank:	Amount	Ratio	Amount	Ratio

As of June 30, 2025
Total capital (to Risk- Weighted Assets)	$224,252	15.7%	$149,946	>10.5%
Tier I capital (to Risk- Weighted Assets)	$211,957	14.8%	$121,385	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$211,957	14.8%	$99,964	>7.0%
Tier I capital (to Average Assets)	$211,957	10.9%	$77,655	>4.0%

As of December 31, 2024
Total capital (to Risk- Weighted Assets)	$214,899	15.3%	$147,360	>10.5%
Tier I capital (to Risk- Weighted Assets)	$203,093	14.5%	$119,291	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$203,093	14.5%	$98,240	>7.0%
Tier I capital (to Average Assets)	$203,093	10.5%	$77,275	>4.0%

Capital ratios for the Company:

As of June 30, 2025
Total capital (to Risk- Weighted Assets)	$224,652	15.7%	$149,950	>10.5%
Tier I capital (to Risk- Weighted Assets)	$212,357	14.9%	$121,388	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$212,357	14.9%	$99,967	>7.0%
Tier I capital (to Average Assets)	$212,357	10.9%	$77,660	>4.0%

As of December 31, 2024
Total capital (to Risk- Weighted Assets)	$215,552	15.4%	$147,372	>10.5%
Tier I capital (to Risk- Weighted Assets)	$203,746	14.5%	$119,301	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$203,746	14.5%	$98,248	>7.0%
Tier I capital (to Average Assets)	$203,746	10.6%	$77,283	>4.0%

Proposed rules for U.S. implementation of capital requirements under Basel IV rules, commonly referred to as the Basel III "Endgame", were issued by the U.S. federal banking agencies on July 27, 2023 and were to go into effect on July 1, 2025, subject to a three-year transition period with full compliance expected by July 1, 2028. These proposed rules include broad-based changes to the risk-weighting framework for various credit exposures and operational risk capital requirements. However, the proposed rules generally apply only to large banking organizations with total assets of $100 billion or more, and hence, will likely not be applicable to the Company once implemented.

Liquidity and Capital Resources

Material Cash Commitments

The following table summarizes short- and long-term material cash requirements as of June 30, 2025. Management expects to fund these obligations through cash generated from operations and other available sources of funds:

(dollars in thousands)	Less than 1 year	More than 1 year	Total
Operating lease obligations	$1,497	$6,271	$7,768
Supplemental retirement plans	159	13,849	14,008
Time deposit maturities	98,442	2,737	101,179
Total	$100,098	$22,857	$122,955

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

Maintenance of adequate liquidity requires that sufficient resources always be available to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive costs. For this purpose, the Company maintains a portion of funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. The Company obtains funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings. The Company’s primary use of funds is the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, repayment of borrowings and dividends to common stockholders. The Company’s liquid assets as of June 30, 2025 were $428.1 million compared to $431.8 million as of December 31, 2024.  The Company’s liquidity level measured as the percentage of liquid assets to total assets was 22.3% as of June 30, 2025, compared to 22.7% as of December 31, 2024. Liquid assets decreased slightly during the first six months of 2025, mainly due to an increase in the loan portfolio. Management anticipates that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for operating, investing and financing needs and regulatory liquidity requirements for at least the next twelve months. Management monitors the Company’s liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, the Company relies on advances from the FHLB to supplement the supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of the loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of June 30, 2025, the Company’s borrowing capacity from the FHLB was approximately $384.2 million and there were no outstanding advances. The Company also maintains a line of credit with two correspondent banks to purchase up to $70 million in federal funds, and approximately $33.6 million borrowing capacity through the FRB Discount Window, for which there were no advances on either borrowing source as of June 30, 2025.

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company provides various forms of credit lines to meet the financing needs of customers. These commitments, which represent a credit risk to us, are not represented in any form on the balance sheets.

As of June 30, 2025 and December 31, 2024, the Company had commitments to extend credit of $204.9 million and $185.8 million, respectively, which includes obligations under letters of credit of $4.6 million and $4.2 million, respectively.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

Recent Regulatory Developments

Changes in Tax Law

On July 4, 2025, the U.S. government enacted the OBBA, which contains a number of tax-related as well as other legislative provisions. The Company continues to evaluate the various tax-related provisions, but does not expect them to have a significant impact on its results of operations.

CFPB Open Banking Rule

In October 2024, the Consumer Financial Protection Bureau (“CFPB”) finalized a rule to implement Section 1033 of the Dodd-Frank Act, which would require certain entities, including the Company and the Bank, to, among other things, make available to a consumer, upon request, information in its control or possession concerning the consumer financial product or service that the consumer obtained from that entity. In issuing the rule, the CFPB said that the rule will move the U.S. closer to an “open banking” system and will let consumers more easily switch banks or other providers. In general, the rule also requires, among other things, data providers holding a consumer account, such as the Bank, to establish a developer interface satisfying certain data security specifications and other standards, through which the data provider can receive requests for, and provide, specific types of data covered by the rule in electronic, usable form to authorized third parties, including data aggregators. Under the rule, data providers are prohibited from, among other things, charging consumers or third parties fees for processing these consumer data requests. The rule also places certain data security, authorization and other obligations on third parties accessing covered data from data providers, which could include the Company and the Bank when acting in certain capacities. The rule requires third parties to limit their collection, use, and retention of the data received to only what is reasonably necessary to provide the consumers’ requested product or service. The compliance date for a depository institution data provider that holds at least $1.5 billion in total assets but less than $3 billion in total assets is April 1, 2029; however, in May 2025, the CFPB filed a motion for summary judgment in the litigation, in which the CFPB stated that it had concluded that the final rule exceeds the agency’s statutory authority. As a result, the CFPB requested that the court grant the plaintiffs’ motion for summary judgment and vacate the final rule. The district court has not yet ruled on the CFPB’s motion. We continue to evaluate the final rule, related litigation and the potential impacts on the Company and the Bank.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For qualitative and quantitative disclosures about market risk, please see the sections entitled “Market Risk” and “Interest Rate Management” in Item 7A of the Company’s 2024 Annual Report on Form 10-K. As of June 30, 2025, the Company’s exposures to market risk have not changed materially since December 31, 2024.

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

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the Evaluation Date.

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

None.

Share Repurchases

The Company has no repurchase plans or programs with respect to its common stock or equity securities in place and therefore there were no repurchased shares during the quarter ended June 30, 2025.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Insider Adoption or Termination of Trading Arrangements

During the quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company informed us of the adoption or termination of any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K).

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

101*

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets at June 30, 2025 (Unaudited) and December 31, 2024, (ii) Condensed Consolidated Statements of Income for the three and six-month periods ended June 30, 2025 and June 30, 2024 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six-month periods ended June 30, 2025 and June 30, 2024 (Unaudited), (iv) Condensed Consolidated Statements of Changes of Shareholders’ Equity for the three and six-month periods ended June 30, 2025 and June 30, 2024 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2025 and June 30, 2024 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oak Valley Bancorp
Date: August 13, 2025	By:	/s/ JEFFREY A. GALL
Jeffrey A. Gall
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)