Form 10-Q
period 2025-09-30
Oak Valley Bancorp
filed 2025-11-13
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2025

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,388,221 shares of common stock outstanding as of November 6, 2025.

Oak Valley Bancorp

September 30, 2025

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

Condensed Consolidated Balance Sheets at September 30, 2025 (Unaudited) and December 31, 2024		1

Condensed Consolidated Statements of Income for the three and nine-month periods ended September 30, 2025 and September 30, 2024 (Unaudited)		2

Condensed Consolidated Statements of Comprehensive Income for the three and nine-month periods ended September 30, 2025 and September 30, 2024 (Unaudited)		3

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine-month periods ended September 30, 2025 and September 30, 2024 (Unaudited)		4

Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2025 and September 30, 2024 (Unaudited)		5

Notes to Condensed Consolidated Financial Statements (Unaudited)		6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

PART II – OTHER INFORMATION		42

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults Upon Senior Securities	42

Item 4.	Mine Safety Disclosures	42

Item 5.	Other Information	42

Item 6.	Exhibits	43

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(dollars in thousands)	September 30,	December 31,
	2025	2024
ASSETS
Cash and due from banks	$225,470	$138,481
Federal funds sold	21,685	30,270
Cash and cash equivalents	247,155	168,751

Securities - available for sale	530,661	526,496
Securities - equity investments	3,364	3,169
Loans, net of allowance for credit losses of $11,420 and $11,460 at September 30, 2025 and December 31, 2024, respectively	1,099,576	1,093,514
Cash surrender value of life insurance	36,783	37,558
Bank premises and equipment, net	18,879	16,319
Goodwill and other intangible assets, net	3,332	3,390
Deferred tax asset	14,701	15,501
Interest receivable and other assets	40,965	35,906
	$1,995,416	$1,900,604

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$1,774,882	$1,695,690
Interest payable and other liabilities	22,254	21,478
Total liabilities	1,797,136	1,717,168

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,390,621 and 8,357,211 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	25,435	25,435
Additional paid-in capital	6,581	6,199
Retained earnings	188,058	175,502
Accumulated other comprehensive loss, net of tax	(21,794)	(23,700)
Total shareholders’ equity	198,280	183,436

	$1,995,416	$1,900,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share amounts)	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024
INTEREST INCOME
Interest and fees on loans	$14,881	$13,739	$43,187	$39,445
Interest on securities	5,395	5,098	16,049	15,279
Interest on federal funds sold	346	392	985	1,118
Interest on deposits with banks	1,895	1,917	4,833	5,540
Total interest income	22,517	21,146	65,054	61,382

INTEREST EXPENSE
Deposits	3,320	3,491	9,896	9,194
Total interest expense	3,320	3,491	9,896	9,194

Net interest income	19,197	17,655	55,158	52,188
Reversal of provision for credit losses	(60)	(1,620)	(60)	(1,620)
Net interest income after provision for credit losses	19,257	19,275	55,218	53,808

NON-INTEREST INCOME
Service charges on deposits	457	437	1,330	1,255
Debit card transaction fee income	415	436	1,247	1,297
Earnings on cash surrender value of life insurance	299	287	886	764
Mortgage commissions	17	7	33	21
(Loss) gain on sales and calls of available-for-sale securities	(2)	0	0	114
Other	787	679	1,793	1,674
Total non-interest income	1,973	1,846	5,289	5,125

NON-INTEREST EXPENSE
Salaries and employee benefits	7,857	7,177	23,299	21,700
Occupancy expenses	1,263	1,137	3,512	3,432
Data processing fees	745	659	2,209	2,099
Regulatory assessments	270	240	835	790
Other operating expenses	2,565	2,111	8,157	6,448
Total non-interest expense	12,700	11,324	38,012	34,469

Net income before provision for income taxes	8,530	9,797	22,495	24,464

Total provision for income taxes	1,837	2,473	4,917	5,524

Net Income	$6,693	$7,324	$17,578	$18,940

Net income per share	$0.81	$0.89	$2.13	$2.30

Net income per diluted share	$0.81	$0.89	$2.12	$2.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2025	2024	2025	2024

Net income	$6,693	$7,324	$17,578	$18,940
Other comprehensive income
Unrealized holding gain arising during the period	11,513	11,359	2,706	5,252
Less: reclassification for net losses (gains) included in net income	2	0	0	(114)
Other comprehensive income, before tax	11,515	11,359	2,706	5,138
Tax expense related to items of other comprehensive income	(3,405)	(3,358)	(800)	(1,519)
Total other comprehensive income	8,110	8,001	1,906	3,619
Comprehensive income	$14,803	$15,325	$19,484	$22,559

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, July 1, 2025	8,382,062	$25,435	$6,394	$183,880	$(29,904)	$185,805
Restricted stock issued	14,000	0	0	0	0	0
Restricted stock forfeited	(3,900)	0	0	0	0	0
Restricted stock surrendered for tax withholding	(1,541)	0	(43)	0	0	(43)
Cash dividends declared $0.30 per share of common stock	0	0	0	(2,515)	0	(2,515)
Stock based compensation	0	0	230	0	0	230
Other comprehensive gain	0	0	0	0	8,110	8,110
Net income	0	0	0	6,693	0	6,693
Balances, September 30, 2025	8,390,621	$25,435	$6,581	$188,058	$(21,794)	$198,280

Balances, July 1, 2024	8,359,556	$25,435	$5,851	$164,051	$(23,538)	$171,799
Restricted stock issued	1,500	0	0	0	0	0
Restricted stock forfeited	(450)	0	0	0	0	0
Restricted stock surrendered for tax withholding	(1,895)	0	(51)	0	0	(51)
Cash dividends declared $0.225 per share of common stock	0	0	0	(1,881)	0	(1,881)
Stock based compensation	0	0	201	0	0	201
Other comprehensive gain	0	0	0	0	8,001	8,001
Net income	0	0	0	7,324	0	7,324
Balances, September 30, 2024	8,358,711	$25,435	$6,001	$169,494	$(15,537)	$185,393

	NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balances, January 1, 2025	8,357,211	$25,435	$6,199	$175,502	$(23,700)	$183,436
Restricted stock issued	48,883	0	0	0	0	0
Restricted stock forfeited	(5,100)	0	0	0	0	0
Restricted stock surrendered for tax withholding	(10,373)	0	(284)	0	0	(284)
Cash dividends declared $0.60 per share of common stock	0	0	0	(5,022)	0	(5,022)
Stock based compensation	0	0	666	0	0	666
Other comprehensive gain	0	0	0	0	1,906	1,906
Net income	0	0	0	17,578	0	17,578
Balances, September 30, 2025	8,390,621	$25,435	$6,581	$188,058	$(21,794)	$198,280

Balances, January 1, 2024	8,293,168	$25,435	$5,512	$154,301	$(19,156)	$166,092
Restricted stock issued	72,269	0	0	0	0	0
Restricted stock forfeited	(450)	0	0	0	0	0
Restricted stock surrendered for tax withholding	(6,276)	0	(158)	0	0	(158)
Cash dividends declared $0.45 per share of common stock	0	0	0	(3,747)	0	(3,747)
Stock based compensation	0	0	647	0	0	647
Other comprehensive gain	0	0	0	0	3,619	3,619
Net income	0	0	0	18,940	0	18,940
Balances, September 30, 2024	8,358,711	$25,435	$6,001	$169,494	$(15,537)	$185,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)	NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,578	$18,940
Adjustments to reconcile net income to net cash provided by operating activities:
Reversal of provision for credit losses	(60)	(1,620)
Increase in deferred fees/costs, net	271	23
Depreciation	993	984
Amortization of investment securities, net	625	606
Unrealized gain on equity securities	(107)	(60)
Amortization of operating lease right-of-use asset	(181)	(170)
Stock based compensation	666	647
Gain on sales and calls of available-for-sale securities	0	(114)
Earnings on cash surrender value of life insurance	(886)	(764)
Decrease in deferred tax asset	800	1,519
Gain on BOLI death benefit	(207)	0
Increase in interest payable and other liabilities	245	2,696
(Increase) decrease in interest receivable	(386)	301
Decrease (increase) in other assets	1,339	(1,607)
Net cash provided by operating activities	20,690	21,381

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(35,564)	(63,683)
Purchases of equity securities	(89)	(83)
Proceeds from the sale of available-for-sale securities	0	28,258
Proceeds from maturities, calls, and principal paydowns of available-for-sale securities	33,481	40,818
Investment in LIHTC	(5,274)	(2,618)
Net increase in loans	(6,273)	(56,356)
Purchase of FHLB Stock	(776)	(329)
Purchase of BOLI policies	0	(5,000)
Proceeds from redemption of BOLI policies	1,876	0
Purchases of premises and equipment	(3,553)	(911)
Net cash used in investing activities	(16,172)	(59,904)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(5,022)	(3,747)
Net increase in demand deposits and savings accounts	67,210	9,140
Net increase in time deposits	11,982	30,627
Tax withholding payments on vested restricted shares surrendered	(284)	(158)
Net cash provided by in financing activities	73,886	35,862

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	78,404	(2,661)

CASH AND CASH EQUIVALENTS, beginning of period	168,751	216,568

CASH AND CASH EQUIVALENTS, end of period	$247,155	$213,907

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,895	$9,134
Operating leases	$1,174	$1,121
Income taxes	$3,510	$3,835

NON-CASH INVESTING ACTIVITIES:
Change in unrealized gain on securities	$2,706	$5,138
Change in contributions payable to LIHTC limited partner investment	$5,000	$0
Right-of-use asset obtained in exchange for new operating lease liability	$(805)	$(1,113)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Oak Valley Bancorp (the “Company”, “us”, “our”) is the parent holding company for Oak Valley Community Bank (the “Bank”), a California state-chartered bank.  Eastern Sierra Community Bank operates as a division within Oak Valley Community Bank for select branches. The consolidated financial statements include the accounts of the parent company and its wholly-owned bank subsidiary. Unless otherwise stated, the “Company” refers to the consolidated entity, Oak Valley Bancorp, while the “Bank” refers to Oak Valley Community Bank. All material intercompany transactions have been eliminated. The interim consolidated financial statements included in this Quarterly Report on Form 10-Q are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine-month periods ended September 30, 2025 are not necessarily indicative of the results of a full year’s operations. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2024.

The Company was incorporated under the laws of the State of California on May 31, 1990, and began operations in Oakdale, California on May 28, 1991. The Company operates branches in Oakdale, Sonora, Bridgeport, Bishop, Mammoth Lakes, Modesto, Manteca, Patterson, Turlock, Ripon, Stockton, Escalon, Roseville, Lodi and Sacramento, California. The Bridgeport, Mammoth Lakes, and Bishop branches operate as a separate division, Eastern Sierra Community Bank. The Company’s primary source of revenue is providing loans to customers who are predominantly middle-market businesses.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement–Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, to provide investors with more decision-useful information about a public business entity’s expense by improving disclosures on income statement expenses. The amendments in the ASU are effective for public business entities only for annual reporting periods beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027. The Company does not anticipate this ASU will have a material impact on its financial statements.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles–Goodwill and Other–Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06). ASU 2025-06 removes all references to project stages and requires entities to capitalize costs associated with internal-use software based on a new methodology, which focuses on management’s authorization and commitment to funding the project and the probability that the software will be completed and used to perform the function intended. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and for interim reporting periods within those annual reporting periods, with early adoption permitted as of the beginning of an annual reporting period. The guidance can be applied prospectively, retrospectively, or by a modified transition approach. The Company is currently evaluating the impact this ASU will have on its financial statements.

NOTE 3 – SECURITIES

Equity Securities

The Company held equity securities with fair values of $3,364,000 and $3,169,000 as of September 30, 2025 and December 31, 2024, respectively. There were no sales of equity securities during the three and nine-month periods ended September 30, 2025 and 2024. Consistent with ASC 321, Equity Securities, these securities are carried at fair value with the changes in fair value recognized in the condensed consolidated statements of income. Accordingly, the Company recognized gains of $43,000 and $107,000 during the three and nine-month periods ended September 30, 2025, respectively, as compared to gains of $141,000 and $60,000 during the same periods of 2024.

Debt Securities

Debt securities have been classified in the financial statements as available for sale. The amortized cost and estimated fair values of debt securities as of September 30, 2025 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$101,922	$325	$(3,832)	$98,415
Collateralized mortgage obligations	33,266	142	(353)	33,055
Municipalities	346,628	942	(26,170)	321,400
SBA pools	709	1	(3)	707
Corporate debt	43,500	8	(1,540)	41,968
Asset backed securities	35,577	83	(544)	35,116
	$561,602	$1,501	$(32,442)	$530,661

The following table details the gross unrealized losses and fair values of debt securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2025.

(dollars in thousands)		Less than 12 months		12 months or more		Total
Description of Securities	Number of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	37	$7,212	$(259)	$58,487	$(3,573)	$65,699	$(3,832)
Collateralized mortgage obligations	7	3,392	(6)	12,830	(347)	16,222	(353)
Municipalities	119	83,497	(2,453)	211,055	(23,717)	294,552	(26,170)
SBA pools	5	438	(2)	131	(1)	569	(3)
Corporate debt	11	0	0	39,960	(1,540)	39,960	(1,540)
Asset backed securities	10	4,842	(5)	8,553	(539)	13,395	(544)
Total temporarily impaired securities	189	$99,381	$(2,725)	$331,016	$(29,717)	$430,397	$(32,442)

For available-for-sale debt securities in an unrealized loss position, management evaluates whether the decline in fair value is a reflection of credit deterioration or other factors. In performing this evaluation, management considers the extent which fair value has fallen below amortized cost, changes in ratings by rating agencies, and other information indicating a deterioration in repayment capacity of either the underlying issuer or the borrowers providing repayment capacity in a securitization. If management’s evaluation indicates that a credit loss exists then a present value of the expected cash flows is calculated and compared to the amortized cost basis of the security in question and, to the degree that the amortized cost basis exceeds the present value, an allowance for credit loss (“ACL”) is established, with the caveat that the maximum amount of the reserve on any individual security is the difference between the fair value and amortized cost balance of the security in question. Any unrealized loss that has not been recorded through an ACL is recognized in other comprehensive income. Accrued interest receivable on available-for-sale securities was $4,593,000 and $4,888,000 as of September 30, 2025 and December 31, 2024, respectively, and is not included in the tables within this footnote.

The unrealized losses are due primarily to rising market yields and not due to credit deterioration. As such, no ACL on available-for-sale securities has been established as of September 30, 2025 and December 31, 2024. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities as of September 30, 2025, segregated by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$91,342	$88,929
Due after one year through five years	177,854	166,600
Due after five years through ten years	152,729	139,277
Due after ten years	29,491	28,916
Subtotal	451,416	423,722
Mortgage-backed securities and collateralized mortgage obligations	110,186	106,939
Total	$561,602	$530,661

The amortized cost and estimated fair values of debt securities as of December 31, 2024 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$92,659	$20	$(5,605)	$87,074
Collateralized mortgage obligations	29,105	0	(606)	28,499
Municipalities	347,051	900	(25,459)	322,492
SBA pools	882	0	(3)	879
Corporate debt	43,500	6	(2,294)	41,212
Asset backed securities	46,946	66	(672)	46,340
	$560,143	$992	$(34,639)	$526,496

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

There were no sales of available-for-sale securities during the three and nine-months ended September 30, 2025. There were no sales of available-for-sale securities sold during the three-months ended September 30, 2024, and 18 available-for-sale securities sold during the nine-months ended September 30, 2024 with a book value of $28,258,000, resulting in gross gains of $105,000. In addition, the Company recognized losses of $2,000 and $0 on called securities during the three and nine-month periods ended September 30, 2025, respectively, as compared to gains of $8,000 and $9,000 during the comparable 2024 periods, respectively.

Debt securities carried at $349,605,000 and $288,199,000 as of September 30, 2025 and December 31, 2024, respectively, were pledged to secure deposits of public funds.

NOTE 4 – LOANS

The Company’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of September 30, 2025, approximately 87% of the Company’s loans are commercial real estate loans, which include construction loans. Approximately 7% of the Company’s loans are for general commercial use including professional, retail, and small business. Additionally, 3% of the Company’s loans are for residential real estate and other consumer loans. The remaining 3% are agriculture loans. Accrued interest receivable on loans was $4,025,000 and $3,268,000 as of September 30, 2025 and December 31, 2024, respectively, and is not included in the tables within this footnote. Loan totals were as follows:

(in thousands)	September 30, 2025	December 31, 2024
Commercial real estate:
Construction & land	$38,509	$17,812
Multi-family	86,522	87,768
Owner occupied	223,093	229,961
Non-owner occupied	528,336	528,769
Farmland	90,997	95,348
Commercial and industrial	80,300	83,572
Consumer	33,775	33,969
Agriculture	31,297	29,336
Total loans	1,112,829	1,106,535

Less:
Deferred loan fees and costs, net	(1,833)	(1,561)
Allowance for credit losses	(11,420)	(11,460)
Net loans	$1,099,576	$1,093,514

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner-occupied loans. As of September 30, 2025 and December 31, 2024, approximately 32% and 24%, respectively, of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

No loans were on non-accrual status as of September 30, 2025, December 31, 2024, and September 30, 2024.

The following table analyzes past due loans including any past due non-accrual loans, segregated by class of loans, as of September 30, 2025 (in thousands):

September 30, 2025	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total	90 Days or More Past Due and Still Accruing
Commercial real estate:
Construction & land	$0	$0	$0	$0	$38,509	$38,509	$0
Multi-family	0	0	0	0	86,522	86,522	0
Owner occupied	0	0	0	0	223,093	223,093	0
Non-owner occupied	0	0	0	0	528,336	528,336	0
Farmland	0	0	0	0	90,997	90,997	0
Commercial and industrial	0	0	0	0	80,300	80,300	0
Consumer	0	0	0	0	33,775	33,775	0
Agriculture	0	0	0	0	31,297	31,297	0
Total	$0	$0	$0	$0	$1,112,829	$1,112,829	$0

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

Collateral Dependent Loans. Management’s evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Under the Current Expected Credit Losses (“CECL”) accounting standard, loans can be determined to be collateral dependent if foreclosure of the loan’s underlying collateral is probable or as a practical expedient if the borrower is experiencing financial difficulties and the repayment is expected to be provided mainly through the operation or sale of the collateral. Loans are written down to the lesser of cost or fair value of underlying collateral, less estimated costs to sell. The Company had no collateral dependent loans as of September 30, 2025 and December 31, 2024.

Loan Modification Disclosures Pursuant to ASU 2022-02 - The Company may agree to different types of concessions when modifying a loan. There were no loan modifications to borrowers experiencing financial difficulty, including principal forgiveness, rate reductions, payment deferral or term extension, during the three and nine-months ended September 30, 2025 and 2024.

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

As of September 30, 2025 and December 31, 2024, there are no loans that are classified with risk grades of 8- Loss.

The risk grades are reviewed every month, at a minimum and on an as-needed basis depending on the specific circumstances of the loan.

The following table summarizes loan risk grade totals by class and year of origination as of September 30, 2025. Risk grades 1 through 4(W) have been aggregated in the “Pass” line.

	As of September 30, 2025
(in thousands)	Term Loans Amortized Cost Basis by Origination Year
Risk Grade Ratings	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Commercial real estate - construction & land
Pass	$21,252	$12,966	$1,650	$1,655	$0	$986	$0	$38,509
Total commercial real estate - construction & land	21,252	12,966	1,650	1,655	0	986	0	38,509

Commercial real estate - multi-family
Pass	0	28,134	4,630	13,637	7,597	32,524	0	86,522
Total commercial real estate - multi-family	0	28,134	4,630	13,637	7,597	32,524	0	86,522

Commercial real estate - owner occupied
Pass	16,217	28,243	9,473	43,475	43,087	75,155	0	215,650
Special mention	0	0	0	0	7,174	269	0	7,443
Total commercial real estate - owner occupied	16,217	28,243	9,473	43,475	50,261	75,424	0	223,093

Commercial real estate - non-owner occupied
Pass	37,374	37,996	91,786	88,384	67,632	199,441	1,449	524,062
Special mention	0	0	0	0	0	4,274	0	4,274
Total commercial real estate - non-owner occupied	37,374	37,996	91,786	88,384	67,632	203,715	1,449	528,336

Commercial real estate - Farmland
Pass	845	7,840	12,431	9,800	16,190	36,476	0	83,582
Special mention	0	0	0	0	0	7,415	0	7,415
Total commercial real estate - farmland	845	7,840	12,431	9,800	16,190	43,891	0	90,997

Commercial and Industrial
Pass	3,177	26,687	9,115	8,052	5,395	5,130	22,638	80,194
Substandard	0	0	0	86	0	20	0	106
Total commercial and industrial	3,177	26,687	9,115	8,138	5,395	5,150	22,638	80,300

Consumer
Pass	2,346	3,986	949	4,885	2,589	9,730	9,252	33,737
Substandard	1	0	0	0	0	37	0	38
Total consumer	2,347	3,986	949	4,885	2,589	9,767	9,252	33,775

Agriculture
Pass	0	248	1,652	716	1,111	296	22,438	26,461
Special mention	0	0	1,656	0	0	0	3,180	4,836
Total agriculture	0	248	3,308	716	1,111	296	25,618	31,297

Total by Risk Category
Pass	81,211	146,100	131,686	170,604	143,601	359,738	55,777	1,088,717
Special mention	0	0	1,656	0	7,174	11,958	3,180	23,968
Substandard	1	0	0	86	0	57	0	144
Total	$81,212	$146,100	$133,342	$170,690	$150,775	$371,753	$58,957	$1,112,829

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

The DCF quantitative reserve methodology incorporates the consideration of probability of default (“PD”) and loss given default (“LGD”) estimates to estimate periodic losses. The PD estimates are derived through the application of reasonable and supportable economic forecasts to call code specific regression models, derived from the consideration of historical bank-specific and peer loss-rate data. The loss rate data has been regressed against benchmark economic indicators, for which reasonable and supportable forecasts exist, in the development of the call-code specific regression models. Regression models are generally refreshed on an annual basis, in order to pull in more recent loss rate data. Reasonable and supportable forecasts of the selected economic metric are then input into the regression model to calculate an expected default rate. The expected default rates are then applied to expected monthly loan balances estimated through the consideration of contractual repayment terms and expected prepayments. The Company utilizes a four-quarter forecast period, after which the expected default rates revert to the historical average for each call code, over a four-quarter reversion period, on a straight-line basis. The prepayment assumptions applied to expected cash flow over the contractual life of the loans are estimated based on historical, bank-specific experience, peer data and the consideration of current and expected conditions and circumstances including the level of interest rates. The prepayment assumptions may be updated by Management in the event that changing conditions impact Management’s estimate or additional historical data gathered has resulted in the need for a reevaluation. LGD utilized in the DCF is derived from the application of the Frye-Jacobs theory which relates LGD to PD based on historical peer data, as calculated by a third-party. The call code regression models utilized upon implementation of CECL on January 1, 2023, and as of September 30, 2025, were identical, and relied upon reasonable and supportable forecasts of the National Unemployment Rate. Some of the call code regression models also use the Real Gross Domestic Product. Management selected the National Unemployment Rate and the Real Gross Domestic Product as the drivers of quantitative portion of collectively reserves on loan classes reliant upon the DCF methodology, primarily as a result of high correlation coefficients identified in regression modeling, the availability of forecasts including the quarterly FOMC forecast, and given the widespread familiarity of stakeholders with this economic metric.

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

The following table details activity in the ACL by portfolio segment for the three and nine-month periods ended September 30, 2025 and 2024. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Credit Losses
For the Three and Nine Months Ended September 30, 2025 and 2024

(in thousands)
		CRE Construction & Land	CRE Multi- family	CRE Owner occupied	CRE Non-owner occupied	CRE Farmland	Commercial and Industrial	Consumer	Agriculture	Total
Three Months Ended September 30, 2025
Beginning balance		$633	$699	$1,396	$6,245	$1,546	$599	$172	$140	$11,430
Charge-offs		0	0	0	0	0	0	(16)	0	(16)
Recoveries		0	0	0	0	0	0	6	0	6
Provision for (reversal of) credit losses	(1)	168	(91)	121	(288)	61	(10)	59	(20)	0
Ending balance		$801	$608	$1,517	$5,957	$1,607	$589	$221	$120	$11,420

Nine Months Ended September 30, 2025
Beginning balance		$258	$737	$1,503	$6,401	$1,665	$645	$175	$76	$11,460
Charge-offs		0	0	0	0	0	0	(52)	0	(52)
Recoveries		0	0	0	0	0	0	12	0	12
Provision for (reversal of) credit losses	(1)	543	(129)	14	(444)	(58)	(56)	86	44	0
Ending balance		$801	$608	$1,517	$5,957	$1,607	$589	$221	$120	$11,420

Three Months Ended September 30, 2024
Beginning balance		$909	$666	$1,856	$4,764	$1,409	$1,177	$239	$101	$11,121
Charge-offs		0	0	0	0	0	0	(14)	0	(14)
Recoveries		1,988	0	0	0	0	0	4	0	1,992
(Reversal of) provision for credit losses		(2,294)	(219)	(347)	1,282	300	(282)	(64)	4	(1,620)
Ending balance		$603	$447	$1,509	$6,046	$1,709	$895	$165	$105	$11,479

Nine Months Ended September 30, 2024
Beginning balance		$1,227	$667	$1,805	$4,805	$1,468	$650	$227	$47	$10,896
Charge-offs		0	0	0	0	0	0	(39)	0	(39)
Recoveries		2,230	0	0	0	0	0	12	0	2,242
(Reversal of) provision for credit losses		(2,854)	(220)	(296)	1,241	241	245	(35)	58	(1,620)
Ending balance		$603	$447	$1,509	$6,046	$1,709	$895	$165	$105	$11,479

(1)

The total provision amount reported in this table of $0 does not agree to the reversal of $60 thousand reported on the income statement because that reversal was related to off balance sheet commitments and is recorded in other liabilities on the balance sheet. See the changes in reserve for off balance sheet commitments table within this footnote.

The following table details the ACL and ending gross loan balances as of September 30, 2025 and December 31, 2024, summarized by collective and individual evaluation methods of impairment.

(in thousands)
	CRE Construction & Land	CRE Multi- family	CRE Owner occupied	CRE Non-owner occupied	CRE Farmland	Commercial and Industrial	Consumer	Agriculture	Total
September 30, 2025
Allowance for credit losses for loans:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	801	608	1,517	5,957	1,607	589	221	120	11,420
	$801	$608	$1,517	$5,957	$1,607	$589	$221	$120	$11,420

Ending gross loan balances:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	38,509	86,522	223,093	528,336	90,997	80,300	33,775	31,297	1,112,829
	$38,509	$86,522	$223,093	$528,336	$90,997	$80,300	$33,775	$31,297	$1,112,829

December 31, 2024
Allowance for credit losses for loans:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	258	737	1,503	6,401	1,665	645	175	76	11,460
	$258	$737	$1,503	$6,401	$1,665	$645	$175	$76	$11,460

Ending gross loan balances:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	17,812	87,768	229,961	528,769	95,348	83,572	33,969	29,336	1,106,535
	$17,812	$87,768	$229,961	$528,769	$95,348	$83,572	$33,969	$29,336	$1,106,535

The following tables present gross charge-offs for the three and nine-months ended September 30, 2025 by portfolio class and origination year:

	Three Months Ended September 30, 2025
(in thousands)	Term Loans Charged-off by Origination Year
Charge-offs	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Commercial real estate:
Construction & land	$0	$0	$0	$0	$0	$0	$0	$0
Multi-family	0	0	0	0	0	0	0	0
Owner occupied	0	0	0	0	0	0	0	0
Non-owner occupied	0	0	0	0	0	0	0	0
Farmland	0	0	0	0	0	0	0	0
Commercial and industrial	0	0	0	0	0	0	0	0
Consumer	0	0	0	0	0	0	16	16
Agriculture	0	0	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$0	$16	$16

	Nine Months Ended September 30, 2025
(in thousands)	Term Loans Charged-off by Origination Year
Charge-offs	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Commercial real estate:
Construction & land	$0	$0	$0	$0	$0	$0	$0	$0
Multi-family	0	0	0	0	0	0	0	0
Owner occupied	0	0	0	0	0	0	0	0
Non-owner occupied	0	0	0	0	0	0	0	0
Farmland	0	0	0	0	0	0	0	0
Commercial and industrial	0	0	0	0	0	0	0	0
Consumer	0	0	0	0	0	0	52	52
Agriculture	0	0	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$0	$52	$52

Changes in the reserve for off-balance-sheet commitments for the three and nine-months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Balance, beginning of period	$865	$531	$346	$609
Provision to (reversal) off balance sheet commitments	(60)	(44)	459	(122)
Balance, end of period	$805	$487	$805	$487

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

At September 30, 2025 and December 31, 2024, loans carried at $1,112,829,000 and $1,106,535,000, respectively, were pledged as collateral to maintain our borrowing capacity with the Federal Home Loan Bank.

NOTE 5 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The condensed consolidated financial statements include various estimated fair value information as of September 30, 2025 and December 31, 2024. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between levels during the three and nine-month periods ended September 30, 2025 and 2024.

The estimated fair values of the Company’s financial instruments not measured at fair value as of September 30, 2025 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$247,155	247,155	1
Restricted equity securities	7,061	7,061	2
Loans, net	1,099,576	1,048,572	3
Interest receivable	8,945	8,945	2

Financial liabilities:
Deposits	(1,774,882)	(1,774,654)	3
Interest payable	(242)	(242)	2

The estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2024 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$168,751	$168,751	1
Restricted equity securities	6,285	6,285	2
Loans, net	1,093,514	1,037,104	3
Interest receivable	8,559	8,559	2

Financial liabilities:
Deposits	(1,695,690)	(1,695,342)	3
Interest payable	(241)	(241)	2

The following tables present the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the condensed consolidated balance sheets at each respective period end, by level within the fair value hierarchy as of September 30, 2025 and December 31, 2024.

	Fair Value Measurements as of September 30, 2025 Using
(in thousands)	September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$98,415	$0	$98,415	$0
Collateralized mortgage obligations	33,055	0	33,055	0
Municipalities	321,400	0	321,400	0
SBA pools	707	0	707	0
Corporate debt	41,968	0	41,968	0
Asset-backed securities	35,116	0	35,116	0

Equity Securities:
Mutual fund	$3,364	$3,364	$0	$0

Assets and liabilities measured on a non-recurring basis:	N/A

	Fair Value Measurements at December 31, 2024 Using
(in thousands)	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$87,074	$0	$87,074	$0
Collateralized mortgage obligations	28,499	0	28,499	0
Municipalities	322,492	0	322,492	0
SBA pools	879	0	879	0
Corporate debt	41,212	0	41,212	0
Asset backed securities	46,340	0	46,340	0

Equity Securities:
Mutual fund	$3,169	$3,169	$0	$0

Assets and liabilities measured on a non-recurring basis:	N/A

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

There have been no significant changes in the valuation techniques utilized as of September 30, 2025, as compared to December 31, 2024.

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

The Company’s calculation of basic and diluted EPS for the three and nine-month periods ended September 30, 2025 and 2024 are reflected in the tables below.

	Three Months Ended
	September 30,
(in thousands)	2025	2024
BASIC EARNINGS PER SHARE

Net income	$6,693	$7,324
Weighted average shares outstanding	8,247	8,221
Net income per common share	$0.81	$0.89

DILUTED EARNINGS PER SHARE

Net income	$6,693	$7,324
Weighted average shares outstanding	8,247	8,221
Effect of dilutive non-vested restricted shares	52	43
Weighted average shares of common stock and common stock equivalents	8,299	8,264
Net income per diluted common share	$0.81	$0.89

	Nine Months Ended
	September 30,
(in thousands)	2025	2024
BASIC EARNINGS PER SHARE

Net income	$17,578	$18,940
Weighted average shares outstanding	8,241	8,217
Net income per common share	$2.13	$2.30

DILUTED EARNINGS PER SHARE

Net income	$17,578	$18,940
Weighted average shares outstanding	8,241	8,217
Effect of dilutive non-vested restricted shares	47	35
Weighted average shares of common stock and common stock equivalents	8,288	8,252
Net income per diluted common share	$2.12	$2.30

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and therefore may involve risks, uncertainties and other factors which may cause the Company’s actual results to be materially different from the results expressed or implied by the Company’s forward-looking statements.  These statements generally appear with words such as “will,” “anticipate,” “target,” “believe,” “estimate,” “forecast”, “enhance,” “may,” “intend,” “plan,” “goal,” “believe,” “forecast,” “project,” “outlook,” “expect” or other words of similar meaning.  Forward-looking statements are not statements of historical fact and may include those that discuss, among others, our strategies, goals, plans, outlook, forecasts, expectations, intentions or other non-historical matters; future operations, financial condition, results of operations, or business developments; and the assumptions that underlie these matters. Although management believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: the credit exposure of certain loan products and other components of our business that could be impacted by the changing economic and business conditions; changes in monetary, fiscal or tax policy to address changing economic conditions including interest rate policies of the Federal Reserve Board, any of which could cause us to incur additional loan losses and adversely affect our results of operations in the future; economic conditions (both generally and in the markets where the Company operates) including unemployment levels, energy prices, increased energy costs in California, inflation, supply chain issues, a decline in housing prices or collateral values, trade policies and tensions (including as a result of tariffs and other trade disruptions), geopolitical instability, market volatility associated with the political and economic environment and uncertainty surrounding potential legal, regulatory, and policy changes by the current U.S. presidential administration and the risk of a recession or slowed economic growth in the United States economy; the continuing impact of the changing economic conditions on our employees and customers, including consumer income, creditworthiness, confidence, spending and savings; the credit quality of borrowers; the success of our efforts to mitigate the impact of the changing economic conditions; competition from other providers of financial services offered by the Company and our response to competitive pressures; changes in government regulation and legislation; the impact of any failure by the U.S. government to increase the debt ceiling or impacts of the ongoing federal government shutdown; changes in interest rates and interest rate fluctuations; volatility in the capital markets; the amount and rate of deposit growth and changes in deposit costs; material unforeseen changes in the financial stability and liquidity of the Company’s credit customers; risks associated with concentrations in real estate related loans; our ability to maintain adequate capital or liquidity levels or to comply with revised capital or liquidity requirements; changes in accounting standards and interpretations; changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses; the soundness of other financial institutions, including disruptions, instability and failures in the banking industry; physical or transition risks related to climate change; cybersecurity risks and heightened legislative and regulatory focus on cybersecurity and data privacy; risks that lawsuits, legal proceedings, information-gathering requests, investigations, and proceedings by governmental and self-regulatory agencies result in significant civil or criminal penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way the Company conducts its business, or reputational harm; and other risks as may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission including the risk factors set forth under “Part I—Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, all of which are difficult to predict and which may be beyond the control of the Company. Many of the foregoing risks and uncertainties are, and will be, exacerbated by the worsening of the global business and economic environment. The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

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

Management believes the following were important factors in the Company’s performance during the three and nine-month periods ended September 30, 2025:

•

The Company recognized net income of $6,693,000 and $17,578,000 for the three and nine-month periods ended September 30, 2025, respectively, as compared to $7,324,000 and $18,940,000 for the same periods in 2024. The net income decreases were mainly due to higher operating expenses, which were offset by an increase in net interest income.

•

The Company recorded a reversal of credit loss provisions of $60,000 during the three and nine-months ended September 30, 2025, as compared to a reversal of $1,620,000 during the same periods of 2024, as credit quality remained stable and the reserve amount was determined to be adequate. The reversal of $1,620,000 in the prior year was related to two loan recoveries recorded during the third quarter of 2024.

•

Net interest income increased $1,542,000 and $2,970,000 for the three and nine-month periods ended September 30, 2025, respectively, compared to the same periods in 2024. The net interest income increase was mainly due to an increase in earning asset balances, which was partially offset by an increase in interest expense on deposit accounts.

•

Non-interest income increased by $127,000 and $164,000 for the three and nine-month periods ended September 30, 2025, respectively, as compared to the same periods in 2024. The increase was mainly due to a one-time gain from a life insurance policy redemption.

•

Non-interest expense increased by $1,376,000 and $3,543,000 for the three and nine-month periods ended September 30, 2025, respectively, as compared to the same periods in 2024. The increase was primarily due to staffing increases and overhead related to servicing the growing business portfolios.

•

Total assets increased by $94,812,000 or 5.0%, total net loans increased by $6,062,000 or 0.6% and investment securities increased by $4,360,000 or 0.8% in each case from December 31, 2024 to September 30, 2025, while deposits increased by $79,192,000 or 4.7% for the same period. Consequently, cash and cash equivalent balances increased by $78,404,000 or 46.5%.

Income Summary

For the three and nine-month periods ended September 30, 2025, the Company recorded net income of $6,693,000 and $17,578,000, respectively, representing decreases of $631,000 and $1,362,000, as compared to the same periods in 2024.  Return on average assets (annualized) was 1.35% and 1.22% for the three and nine-months ended September 30, 2025, respectively, as compared to 1.56% and 1.38% for the same periods in 2024.  Annualized return on average common equity was 14.30% and 12.71% for the three and nine-months ended September 30, 2025, respectively, as compared to 16.54% and 14.90% for the same periods in 2024. Net income before provisions for income taxes decreased by $1,267,000 and $1,969,000 for the three and nine-month periods ended September 30, 2025, respectively, from the same periods in 2024.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

	Effect on Pre-Tax Income	Effect on Pre-Tax Income
(In thousands)	Increase (Decrease)	Increase (Decrease)
	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Change from 2024 to 2025 in:
Net interest income	$1,542	$2,970
Provision for credit losses	(1,560)	(1,560)
Non-interest income	127	164
Non-interest expense	(1,376)	(3,543)
Change in net income before income taxes	$(1,267)	$(1,969)

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three and nine-month periods ended September 30, 2025, net interest income was $19,197,000 and $55,158,000, respectively, which represents increases of $1,542,000 and $2,970,000, from the comparable periods in 2024. The increase was due to growth of earning assets and upward repricing of our loan yield in spite of short-term rate cuts by the FOMC during 2024 and 2025.

In response to FOMC hiked rates during 2022 and 2023, the Company increased rates on certain accounts and deposit products during 2023 in order to remain competitive with our peer group and to maintain current liquidity levels, which remain at a high level. Towards the end of 2024 and into 2025, the Company reduced the interest rates on certain deposit accounts, which resulted in average cost of funds of 0.75% and 0.77% for the three and nine-months ended September 30, 2025, respectively, as compared to 0.83% and 0.75% in the same periods of 2024.

The net interest margin (net interest income as a percentage of average interest earning assets) was 4.16% and 4.12% for the three and nine-month periods ended September 30, 2025, respectively, as compared to 4.04% and 4.08% for the same periods in 2024. The net interest margin increased compared to prior year due to the rising loan yields, earning asset growth and downward trend of the deposit interest rates. The earning asset yield increased by 5 and 6 basis points for the three and nine-month periods ended September 30, 2025, respectively, as compared to the same periods of 2024.

The following table shows the relative impact of changes in average balances of interest earning assets and interest-bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three and nine-month periods ended September 30, 2025 and 2024:

Net Interest Analysis

	Three months ended			Three months ended
	September 30, 2025			September 30, 2024
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)
Assets:
Earning assets:
Gross loans (1) (2)	$1,110,904	$14,899	5.32%	$1,073,697	$13,757	5.08%
Investment securities (2)	562,336	5,877	4.15%	534,495	5,552	4.12%
Federal funds sold	31,060	346	4.42%	28,768	392	5.41%
Interest-earning deposits	172,288	1,895	4.36%	143,096	1,917	5.31%
Total interest-earning assets	1,876,588	23,017	4.87%	1,780,056	21,618	4.82%
Total noninterest earning assets	84,786			83,927
Total Assets	1,961,374			1,863,983
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	550,953	729	0.52%	480,304	670	0.55%
Money market deposits	387,921	1,647	1.68%	397,358	2,058	2.05%
Savings deposits	117,581	28	0.09%	126,066	33	0.10%
Time deposits $250,000 and under	64,507	570	3.51%	51,758	480	3.68%
Time deposits over $250,000	38,911	346	3.53%	29,321	250	3.38%
Total interest-bearing liabilities	1,159,873	3,320	1.14%	1,084,807	3,491	1.28%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	593,287			580,385
Other liabilities	22,576			23,098
Total noninterest-bearing liabilities	615,863			603,483
Shareholders' equity	185,638			175,693
Total liabilities and shareholders' equity	$1,961,374			$1,863,983
Net interest income		$19,697			$18,127
Net interest spread (3)			3.73%			3.54%
Net interest margin (4)			4.16%			4.04%

(1)  Loan fees have been included in the calculation of interest income.

(2) Yields and interest income on tax-exempt municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%. Non-GAAP tax benefit adjustments of $18 thousand and $482 thousand have been added to GAAP interest income on gross loans and investment securities, respectively, for the three-months ended September 30, 2025, as compared to $19 thousand and $454 thousand in the comparable period of 2024.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

(5) Annual interest rates are computed by dividing the interest income/expense by the number of days in the period multiplied by 365.

	Nine months ended			Nine months ended
	September 30, 2025			September 30, 2024
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)
Assets:
Earning assets:
Gross loans (1) (2)	$1,099,664	$43,242	5.26%	$1,051,271	$39,503	5.01%
Investment securities (2)	559,910	17,490	4.18%	537,542	16,773	4.16%
Federal funds sold	29,715	985	4.44%	27,224	1,118	5.47%
Interest-earning deposits	147,390	4,833	4.38%	138,010	5,540	5.35%
Total interest-earning assets	1,836,679	66,550	4.84%	1,754,047	62,934	4.78%
Total noninterest earning assets	86,433			80,339
Total assets	1,923,112			1,834,386
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	523,753	2,198	0.56%	476,581	1,688	0.47%
Money market deposits	386,664	4,973	1.72%	379,697	5,540	1.94%
Savings deposits	119,298	91	0.10%	129,969	142	0.15%
Time deposits $250,000 and under	62,062	1,642	3.54%	45,320	1,192	3.50%
Time deposits over $250,000	37,270	992	3.56%	26,192	632	3.21%
Total interest-bearing liabilities	1,129,047	9,896	1.17%	1,057,759	9,194	1.16%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	585,426			583,002
Other liabilities	23,692			24,323
Total noninterest-bearing liabilities	609,118			607,325
Shareholders' equity	184,947			169,302
Total liabilities and shareholders' equity	$1,923,112			$1,834,386
Net interest income		$56,654			$53,740
Net interest spread (3)			3.67%			3.62%
Net interest margin (4)			4.12%			4.08%

(1) Loan fees have been included in the calculation of interest income.

(2) Yields and interest income on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%. Non-GAAP tax benefit adjustments of $55 thousand and $1.441 million have been added to GAAP interest income on gross loans and investment securities, respectively, for the nine-months ended September 30, 2025, as compared to $58 thousand and $1.494 million in the comparable period of 2024.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

(5) Annual interest rates are computed by dividing the interest income/expense by the number of days in the period multiplied by 365.

Shown in the following tables is the relative impact on net interest income of changes in the average outstanding balances (volume) of earning assets and interest-bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three and nine-month periods ended September 30, 2025 and 2024.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

	For the Three Months Ended September 30, 2025
	Compared to September 30, 2024
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$477	$665	$1,142
Investment securities (2)	289	36	325
Federal funds sold	31	(77)	(46)
Interest-earning deposits	391	(413)	(22)
Total interest income	$1,188	$211	$1,399

Interest expense:
Interest-earning DDA	99	(40)	59
Money market deposits	(49)	(362)	(411)
Savings deposits	(2)	(3)	(5)
Time deposits $250,000 and under	118	(28)	90
Time deposits over $250,000	82	14	96
Total interest expense	$248	$(419)	$(171)

Change in net interest income	$940	$630	$1,570

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

The table above reflects an increase of $940,000 in net interest income due to changes in volume combined with the overall change in mix of balances during the third quarter of 2025, as compared to the same period of 2024. Changes in earning asset yields and rates on interest-bearing liabilities resulted in an increase of $630,000 to net interest income, over the same period. This increase was mainly due to higher loan yields as our loan portfolio continues to reprice upward.

	For the Nine Months Ended September 30, 2025
	Compared to September 30, 2024
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$1,818	$1,921	$3,739
Investment securities (2)	698	19	717
Federal funds sold	102	(235)	(133)
Interest-earning deposits	378	(1,085)	(707)
Total interest income	$2,996	$620	$3,616

Interest expense:
Interest-earning DDA	$167	$343	$510
Money market deposits	102	(669)	(567)
Savings deposits	(12)	(39)	(51)
Time deposits $250,000 and under	1,421	21	1,442
Time deposits over $250,000	(632)	0	(632)
Total interest expense	$1,046	$(344)	$702

Change in net interest income	$1,950	$964	$2,914

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

The table above reflects an increase of $1,950,000 in net interest income due to changes in volume combined with the overall change in mix of balances during the first nine months of 2025, as compared to the same period of 2024. Changes in earning asset yields and rates on interest-bearing liabilities resulted in an increase of $965,000 to net interest income, over the same period. This increase was mainly due to higher loan yields as our loan portfolio continues to reprice upward.

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

The Company recorded a reversal of provisions for credit losses of $60,000 during the three and nine-month periods ended September 30, 2025 and 2024, related to a decrease in unfunded loan commitments. Credit quality remained stable and our ACL amount was adequate as determined by the output of our CECL internal credit risk model. Non-accrual loans remained at a zero balance throughout the nine-month period ending September 30, 2025, and all of 2024. Management will continue to closely monitor the credit risks to our loan portfolio and may need to make qualitative adjustments depending on factors that may impact the economy and the financial condition of our borrowers.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three and nine-month periods ended September 30, 2025, non-interest income was $1,973,000 and $5,289,000, respectively, representing increases of $127,000 or 6.9% and $164,000 or 3.2%, compared to the same periods in 2024.

The following tables show the major components of non-interest income:

(in thousands)	For the Three Months Ended September 30,
	2025		2024		Year-Over-Year
	Amount	%	Amount	%	$ Change	% Change
Service charges on deposits	$457	23.2%	$437	23.7%	$20	4.6%
Debit card transaction fee income	415	21.0%	436	23.6%	(21)	(4.8%)
Earnings on cash surrender value of life insurance	299	15.2%	287	15.5%	12	4.2%
Mortgage commissions	17	0.9%	7	0.4%	10	142.9%
Loss on sale and calls of available-for-sale securities	(2)	(0.1%)	0	0.0%	(2)	0.0%
Other income	787	39.8%	679	36.8%	108	15.9%
Total non-interest income	$1,973	100.0%	$1,846	100.0%	$127	6.9%

QTD average assets	$1,961,374		1,863,983
Noninterest income as a % of average assets		0.1%		0.1%

(in thousands)	For the Nine Months Ended September 30,
	2025		2024		Year-Over-Year
	Amount	%	Amount	%	$ Change	% Change
Service charges on deposits	$1,330	25.1%	$1,255	24.5%	$75	6.0%
Debit card transaction fee income	1,247	23.6%	1,297	25.3%	(50)	(3.9% )
Earnings on cash surrender value of life insurance	886	16.8%	764	14.9%	122	16.0%
Mortgage commissions	33	0.6%	21	0.4%	12	57.1%
Gain on sale and calls of available-for-sale securities	0	0.0%	114	2.2%	(114)	(100.0% )
Other income	1,793	33.9%	1,674	32.7%	119	7.1%
Total non-interest income	$5,289	100.0%	$5,125	100.0%	$164	3.2%

YTD average assets	$1,923,112		1,834,386
Noninterest income as a % of average assets		0.3%		0.3%

Service charges on deposits increased by $20,000 and $75,000 for the three and nine-months ended September 30, 2025, respectively, compared to the same periods in 2024. The increase was mainly due to overdraft fee income attributable to the growth in consumer demand deposit accounts.

Debit card transaction fee income decreased by $21,000 and $50,000 for the three and nine-months ended September 30, 2025, respectively, compared to the same periods in 2024, due to debit card network costs that are included in the net revenue received by the bank.

Earnings on cash surrender value of life insurance increased by $12,000 and $122,000 for the three and nine-months ended September 30, 2025, respectively, compared to the same periods in 2024, corresponding to higher yields earned in 2025 and three additional policies that were purchased during the second quarter of 2024.

Mortgage commissions increased by $10,000 and $12,000 for the three and nine-months ended September 30, 2025, respectively, compared to the same periods in 2024. Overall, the demand for home purchases and refinancing has decreased in 2024 and 2025, mainly due to rising housing prices and interest rates.

Gain on sales and calls of available-for-sale securities decreased by $2,000 and $114,000 for the three and nine-months ended September 30, 2025, respectively, compared to the same periods in 2024, as there were no sales during the first nine months of 2025, as compared to 17 securities sold during the same period of 2024.

Other income increased by $108,000 and $119,000 for the three and nine-months ended September 30, 2025, respectively, as compared to the same periods of 2024, mainly due to a one-time gain from a life insurance policy redemption during the third quarter of 2025.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following tables show the major components of non-interest expenses:

(in thousands)
	For the Three Months Ended September 30,
	2025		2024		Year-Over-Year
	Amount	%	Amount	%	$ Change	% Change
Salaries and employee benefits	$7,857	61.9%	$7,177	63.4%	$680	9.5%
Occupancy expenses	1,263	9.9%	1,137	10.0%	126	11.1%
Data processing fees	745	5.9%	659	5.8%	86	13.1%
Regulatory assessments	270	2.1%	240	2.1%	30	12.5%
Other operating expenses	2,565	20.2%	2,111	18.7%	454	21.5%
Total non-interest expense	$12,700	100.0%	$11,324	100.0%	$1,376	12.2%

QTD average assets	$1,961,374		$1,863,983
Noninterest expenses as a % of average assets		0.6%		0.6%

(in thousands)	For the Nine Months Ended September 30,
	2025		2024		Year-Over-Year
	Amount	%	Amount	%	$ Change	% Change
Salaries and employee benefits	$23,299	61.3%	$21,700	63.0%	$1,599	7.4%
Occupancy expenses	3,512	9.2%	3,432	10.0%	80	2.3%
Data processing fees	2,209	5.8%	2,099	6.1%	110	5.2%
Regulatory assessments (FDIC & DFPI)	835	2.2%	790	2.3%	45	5.7%
Other operating expenses	8,157	21.5%	6,448	18.6%	1,709	26.5%
Total non-interest expense	$38,012	100.0%	$34,469	100.0%	$3,543	10.3%

YTD Average assets	$1,923,112		$1,834,386
Noninterest expenses as a % of average assets		2.0%		1.9%

Non-interest expenses increased by $1,376,000 or 12.2% and $3,543,000 or 10.3% for the three and nine-months ended September 30, 2025, respectively, as compared to the same periods of 2024.  Salaries and employee benefits increased by $680,000 and $1,599,000 for the three and nine-months ended September 30, 2025, respectively, as compared to the same periods of 2024, mainly due to additional staffing expense required to support the continued growth of our business portfolios.

Occupancy expenses increased by $126,000 and $80,000 for the three and nine-months ended September 30, 2025, respectively, as compared to the same periods of 2024, due to increases in rent and maintenance costs related to branch facilities.

Data processing fees decreased by $86,000 and $110,000 for the three and nine-months ended September 30, 2025, respectively, as compared to the same periods of 2024, due to servicing costs on the growing number of loan and deposit accounts.

Federal Deposit Insurance Corporation (“FDIC”) and California Department of Financial Protection and Innovation (“DFPI”) regulatory assessments increased by $30,000 and $45,000 for the three and nine-months ended September 30, 2025, respectively, as compared to the same periods in 2024, which was primarily related to deposit growth. The FDIC base rate remained at 0.05%, on an annual basis, for both periods, which is the lowest possible assessment rate for comparable banks. The Company’s risk profile and the related assessment rate remains at a relatively low level due to our strong credit quality, earnings and risk-based capital ratios. Management recognizes that assessments could increase further depending on deposit growth throughout the remainder of 2025, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis, and based on FDIC’s discretion to increase the base assessment rate as needed to replenish the Deposit Insurance Fund. Moreover, the FDIC retains the authority and discretion to increase base assessment rates for banking entities in the future, as circumstances warrant.

Other expense increased by $454,000 and $1,709,000 for the three and nine-months ended September 30, 2025, respectively, as compared to the same periods in 2024. The increase was due to various general operating expense increases, which were expected given the expansion of the Company’s business portfolios.

Management anticipates that non-interest expense will continue to increase as the Company continues to grow.  However, management remains committed to cost-control and intends to keep these increases to a minimum relative to growth.

Income Taxes

The Company recorded provisions for income taxes of $1,837,000 and $4,917,000 for the three and nine-month ended September 30, 2025, respectively, representing decreases of $636,000 and $607,000, respectively, compared to the provisions recorded in the comparable periods of 2024. The effective income tax rate on income from continuing operations was 21.5% and 21.9% for the three and nine-months ended September 30, 2025, respectively, compared to 25.2% and 22.6% for the comparable periods of 2024. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, bank owned life insurance and certain tax-exempt loans). The disparity between the effective tax rates for the year-to-date period of 2024 as compared to 2025 is primarily due to tax credits from low-income housing projects as well as tax-free income on municipal securities and loans that comprised a larger proportion of pre-tax income in 2025 as compared to 2024.

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

Non-accrual loans totaled $0 as of September 30, 2025 and December 31, 2024.  At September 30, 2025 and December 31, 2024, there were no loan modifications pursuant to ASU 2022-02, and therefore there were no payment delinquencies on modified loans during the three and nine-months ended September 30, 2025.

As of September 30, 2025 and December 31, 2024, there were no OREO properties. There were no sales, acquisitions or fair value adjustments of OREO properties during the three and nine-months ended September 30, 2025 and 2024.

The following table presents information about the Bank’s non-performing assets, including asset quality ratios as of September 30, 2025 and December 31, 2024:

Non-Performing Assets

(in thousands)	September 30,	December 31,
	2025	2024
Loans in non-accrual status	$0	$0
Loans past due 90 days or more and accruing	0	0
Total non-performing loans	0	0
Other real estate owned	0	0
Total non-performing assets	$0	$0

Allowance for credit losses	$11,420	$11,460

Asset quality ratios:
Non-performing assets to total assets	0.00%	0.00%
Non-performing loans to total loans	0.00%	0.00%
Allowance for credit losses to total loans	1.03%	1.04%
Allowance for credit losses to total non-performing loans	NA	NA

Non-performing assets remained at $0 as of September 30, 2025 and December 31, 2024, due to strong credit quality within our loan portfolio.

Allowance for Credit Losses

Due to credit risk inherent in the lending business, the Company routinely sets aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges for the outstanding loan portfolio have been credited to the allowance for credit losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company recorded a reversal of credit loss provisions of $60,000 during the three and nine-months ended September 30, 2025, as compared to a reversal of $1,620,000 for the same periods of 2024. The reversal of $60,000 recorded in the third quarter of 2025 was related to a decrease in unfunded loan commitments, and the $1,620,000 reversal in the prior year was related to two loan recoveries recorded in the third quarter of 2024.

The allowance for credit losses decreased by $40,000 to $11,420,000 as of September 30, 2025, as compared to $11,460,000 as of December 31, 2024, due to net loan charge-offs of $40,000 during the first nine months of 2025. The allowance for credit losses as a percentage of total loans decreased to 1.03% as of September 30, 2025 as compared to 1.04% as of December 31, 2024.

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

Although management believes the allowance as of September 30, 2025 was adequate to absorb expected credit losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on the Company’s service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of September 30, 2025, and December 31, 2024, the Company had $247,155,000 and $168,751,000, respectively, in cash and cash equivalents.

Investment Securities

Management of the investment securities portfolio focuses on providing an adequate level of liquidity and establishing an interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk. Investment securities that the Company intends to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale or equity securities.  Currently, all of the investment securities are classified as available-for-sale except for one mutual fund classified as an equity security with a carrying value of $3,364,000 as of September 30, 2025. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. The carrying values of equity securities are adjusted for unrealized gains or losses through noninterest income in the consolidated statement of income.

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

The unrealized losses are due primarily to rising market yields and not due to credit deterioration. As such, no ACL on available-for-sale securities has been established as of September 30, 2025. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

Low Income Housing Tax Credit Funds

During 2018 and 2022, we committed to invest $5,000,000 and $10,500,000, respectively, in low-income housing tax credit funds (“LIHTC”) to promote our participation in CRA activities. During the three-months ended March 31, 2025, we committed an additional $5,000,000 that included a housing project in our local area that qualified for CRA credit. Unfunded commitments on the LIHTC funds were $5,391,000 and $5,664,000 as of September 30, 2025 and December 31, 2024, respectively. For LIHTC investments, we receive the return in the form of tax credits and tax deductions over a period of approximately 15 years.

Deposits

Total deposits as of September 30, 2025 were $1,774,882,000, an increase of $79,192,000 or 4.7% from the deposit total of $1,695,690,000 as of December 31, 2024.  Average deposits increased by $73,712,000 to $1,714,473,000 for the nine-month period ended September 30, 2025, as compared to the same period in 2024.

Deposits Outstanding

	September 30,	December 31,	Nine Month Change
(in thousands)	2025	2024	$	%

Demand	$1,159,633	$1,101,755	$57,878	5.3%
MMDA	393,151	381,005	12,146	3.2%
Savings	118,722	121,535	(2,813)	(2.3% )
Time < $250K	65,410	53,803	11,607	21.6%
Time > $250K	37,966	37,592	374	1.0%
	$1,774,882	$1,695,690	$79,192	4.7%

Because the Company’s client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Four clients carry deposit balances of more than 1% of total deposits, one of which had a deposit balance of more than 3% of total deposits as of September 30, 2025. Management believes that the Company’s funding concentration risk is not significant and is mitigated by the ample sources of funds the Bank has access to.

Since the deposit growth strategy emphasizes core deposit growth, the Company has avoided relying on brokered deposits as a consistent source of funds. The Company had no brokered deposits as of September 30, 2025 and December 31, 2024.

Borrowings

Although deposits are the primary source of funds for lending and investment activities and for general business purposes, the Company may obtain advances from the Federal Home Loan Bank (“FHLB”) as an alternative to retail deposit funds. As of September 30, 2025 and December 31, 2024, there were no outstanding FHLB advances or borrowings of any kind, as the Company continues to rely on deposit growth as its primary source of funding. See “Liquidity and Capital Resources” below for the details on the FHLB borrowings program.

Capital Ratios

The Company is regulated by the Federal Reserve Bank (“FRB”) and is subject to the securities registration and public reporting regulations of the Securities and Exchange Commission. As a California state-chartered bank, the Company’s banking subsidiary is subject to primary supervision, examination and regulation by the DFPI and the Federal Reserve Board. The Federal Reserve Board is the primary federal regulator of state-member banks. The Bank is also subject to regulation by the FDIC, which insures the Bank’s deposits as permitted by law. Management continues to monitor the implementation of Pub. L. No. 119-21, or the One Big Beautiful Bill Act, to determine implications for the Company, but is not currently aware of any recommendations of regulatory authorities or otherwise which, if they were to be implemented, would have a material effect on the Company’s or Bank’s liquidity, capital resources, or operations.

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

The following tables present a comparison of our actual capital ratios to the minimum required ratios as of the dates indicated:

(in thousands)			Regulatory
	Actual		Minimum
Capital ratios for Bank:	Amount	Ratio	Amount	Ratio

As of September 30, 2025
Total capital (to Risk- Weighted Assets)	$228,660	16.1%	$149,375	>10.5%
Tier I capital (to Risk- Weighted Assets)	$216,435	15.2%	$120,923	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$216,435	15.2%	$99,584	>7.0%
Tier I capital (to Average Assets)	$216,435	10.8%	$80,087	>4.0%

As of December 31, 2024
Total capital (to Risk- Weighted Assets)	$214,899	15.3%	$147,360	>10.5%
Tier I capital (to Risk- Weighted Assets)	$203,093	14.5%	$119,291	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$203,093	14.5%	$98,240	>7.0%
Tier I capital (to Average Assets)	$203,093	10.5%	$77,275	>4.0%

Capital ratios for the Company:

As of September 30, 2025
Total capital (to Risk- Weighted Assets)	$228,967	16.1%	$149,387	>10.5%
Tier I capital (to Risk- Weighted Assets)	$216,742	15.2%	$120,932	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$216,742	15.2%	$99,591	>7.0%
Tier I capital (to Average Assets)	$216,742	10.8%	$80,090	>4.0%

As of December 31, 2024
Total capital (to Risk- Weighted Assets)	$215,552	15.4%	$147,372	>10.5%
Tier I capital (to Risk- Weighted Assets)	$203,746	14.5%	$119,301	>8.5%
Common Equity Tier 1 Capital (to Risk Weighted Assets)	$203,746	14.5%	$98,248	>7.0%
Tier I capital (to Average Assets)	$203,746	10.6%	$77,283	>4.0%

Proposed rules for U.S. implementation of capital requirements under Basel IV rules, commonly referred to as the “Basel III Endgame", were issued by the U.S. federal banking agencies on July 27, 2023 and have not been finalized as of the date of this disclosure. While implementation of the Basel III Endgame has since stalled, Federal Reserve Vice Chair for Supervision, Michelle Bowman, commented in August 2025 that a revised Basel III Endgame is expected to be issued for public comment in early 2026, which the market expects to be more capital-neutral than the original proposal.

Liquidity and Capital Resources

Material Cash Commitments

The following table summarizes short- and long-term material cash requirements as of September 30, 2025. Management expects to fund these obligations through cash generated from operations and other available sources of funds:

(in thousands)	Less than 1 year	More than 1 year	Total
Operating lease obligations	$1,468	$6,096	$7,564
Supplemental retirement plans	135	13,612	13,747
Time deposit maturities	101,323	2,053	103,376
Total	$102,926	$21,761	$124,687

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

Maintenance of adequate liquidity requires that sufficient resources always be available to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive costs. For this purpose, the Company maintains a portion of funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. The Company obtains funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings. The Company’s primary use of funds is the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, and dividends to common stockholders. The Company’s liquid assets as of September 30, 2025 were $494.8 million compared to $431.8 million as of December 31, 2024.  The Company’s liquidity level measured as the percentage of liquid assets to total assets was 24.8% as of September 30, 2025, compared to 22.7% as of December 31, 2024. Liquid assets increased during the first nine months of 2025, mainly due to an increase in deposit balances. Management anticipates that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for operating, investing and financing needs and regulatory liquidity requirements for at least the next twelve months. Management monitors the Company’s liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, the Company relies on advances from the FHLB to supplement the supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of the loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of September 30, 2025, the Company’s borrowing capacity from the FHLB was approximately $394.9 million and there were no outstanding advances. The Company also maintains a line of credit with two correspondent banks to purchase up to $70 million in federal funds, and approximately $33.6 million borrowing capacity through the FRB Discount Window, for which there were no advances on either borrowing source as of September 30, 2025.

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company provides various forms of credit lines to meet the financing needs of customers. These commitments, which represent a credit risk to us, are not represented in any form on the balance sheets.

As of September 30, 2025 and December 31, 2024, the Company had commitments to extend credit of $206.9 million and $185.8 million, respectively, which includes obligations under letters of credit of $4.5 million and $4.2 million, respectively.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

Recent Regulatory Developments

CFPB Open Banking Rule

In October 2024, the Consumer Financial Protection Bureau (“CFPB”) finalized a rule to implement Section 1033 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), which would require certain entities, including the Company and the Bank, to, among other things, make available to a consumer, upon request, information in its control or possession concerning the consumer financial product or service that the consumer obtained from that entity. The compliance date for a depository institution data provider that holds at least $1.5 billion in total assets but less than $3 billion in total assets was April 1, 2029; however, in May 2025, the CFPB filed a motion for summary judgment in the litigation, in which the CFPB stated that it had concluded that the final rule exceeds the agency’s statutory authority. In July 2025, the CFPB filed a motion to stay the proceedings while it conducts a new rulemaking process, which was granted by the district court. In August 2025, the CFPB issued an advanced notice of proposed rulemaking to reconsider its final rule under Section 1033 of the Dodd-Frank Act. Further, in October 2025, the court stayed the compliance dates in the final rule pending the CFPB’s reconsideration rulemaking. We will continue to monitor developments for any potential impact on the Company and the Bank.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For qualitative and quantitative disclosures about market risk, please see the sections entitled “Market Risk” and “Interest Rate Management” in Item 7A of the Company’s 2024 Annual Report on Form 10-K. As of September 30, 2025, the Company’s exposures to market risk have not changed materially since December 31, 2024.

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

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the Evaluation Date.

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

None.

Share Repurchases

The Company has no repurchase plans or programs with respect to its common stock or equity securities in place and therefore there were no repurchased shares during the quarter ended September 30, 2025.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Insider Adoption or Termination of Trading Arrangements

During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company informed us of the adoption or termination of any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K).

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

101*

The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets at September 30, 2025 (Unaudited) and December 31, 2024, (ii) Condensed Consolidated Statements of Income for the three and nine-month periods ended September 30, 2025 and September 30, 2024 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine-month periods ended September 30, 2025 and September 30, 2024 (Unaudited), (iv) Condensed Consolidated Statements of Changes of Shareholders’ Equity for the three and nine-month periods ended September 30, 2025 and September 30, 2024 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2025 and September 30, 2024 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oak Valley Bancorp
Date: November 13, 2025	By:	/s/ JEFFREY A. GALL
Jeffrey A. Gall
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)