Form 10-K
period 2025-12-31
Oak Valley Bancorp
filed 2026-03-25
CIK 1431567

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

As of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of $27.24 per share of the registrant’s common stock as reported by the Nasdaq, was approximately $197 million. As of March 13, 2026, there were 8,413,458 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2026 Annual Meeting of Shareholders will be filed with the Commission within 120 days after the end of the Registrant’s 2025 fiscal year end and are incorporated by reference into Part III of this report.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”).

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

Oak Valley Community Bank. The Bank commenced operations in May 1991.  The Bank is an insured bank under the Federal Deposit Insurance Act and is a member of the Federal Reserve.  The Bank is subject to regulation, supervision and regular examination by the California Department of Financial Protection and Innovation (“DFPI”), the Federal Deposit Insurance Commission (“FDIC”) and the Federal Reserve Board (“FRB”). Since its formation, the Bank has provided basic banking services to individuals and business enterprises in Oakdale, California and the surrounding areas. The focus of the Bank is to offer a range of commercial banking services designed for both individuals and small to medium-sized businesses in the two main areas of service of the Bank: the Central Valley and the Eastern Sierras. The three branches in the Eastern Sierras operate as Eastern Sierra Community Bank, a division of the Bank.

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

Expansion

Branch Expansion.    Since opening the doors of our main Oakdale branch in 1991, our network of branches have been expanded geographically. As of December 31, 2025, we maintained nineteen full-service branch offices (in addition to our corporate headquarters) located in the cities of Oakdale, Sonora, Modesto, Bridgeport, Mammoth Lakes, Bishop, Escalon, Patterson, Turlock, Ripon, Stockton, Manteca, Tracy, Sacramento, Roseville and Lodi in California. We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as demand dictates and resources permit.

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

As of December 31, 2025, the Bank’s authorized legal lending limits were $35.4 million for unsecured loans plus an additional $23.6 million for specific secured loans. Legal lending limits are calculated in conformance with California law, which prohibits a bank from lending to any one individual or entity or its related interests an aggregate amount which exceeds 15% of primary capital plus the allowance for credit losses on an unsecured basis, plus an additional 10% on a secured basis. The Bank’s primary capital plus allowance for credit losses as of December 31, 2025 totaled $236.0 million.

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

Real Estate Loans.    We offer commercial real estate loans to finance the acquisition of new or the refinancing of existing commercial properties, such as office buildings, industrial buildings, warehouses, hotels, shopping centers, automotive industry facilities and multiple dwellings. As of December 31, 2025, consumer and commercial real estate loans constituted 91% of our loan portfolio, of which 97% were commercial real estate loans.

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

As of December 31, 2025, the aggregate loan-to-value of the entire commercial real estate portfolio was 44.9%, based on the most recent appraisals as of the time of origination or renewal.  Historical data suggests that the Bank continues to maintain strong loan-to-value which has served as a cushion against precipitous reductions in real estate values during economic downturns.  Non-owner occupied commercial real estate comprised 69.9% of the Bank’s total commercial real estate commitments, as of December 31, 2025.  The loan-to-value on the non-owner occupied CRE segment was 45.6%, as of December 31, 2025.  The highest concentration by product type is CRE Retail, which comprised 29.4% of total CRE loan commitments, as of December 31, 2025.

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

Other Sources of Funds

Federal Home Loan Bank Borrowings.    To supplement our deposits as a source of funds for lending or investment, we have the option to borrow funds in the form of advances from the Federal Home Loan Bank (“FHLB”). FHLB advances can be used as part of our interest rate risk management, primarily to extend the duration of funding to match the longer-term fixed rate loans held in the loan portfolio as part of our growth strategy.

As a member of the FHLB system, we are required to invest in FHLB stock based on a predetermined formula. FHLB stock is a restricted equity security that can only be sold to other FHLB members or redeemed by the FHLB. As of December 31, 2025, we owned $6,307,000 in FHLB stock.

Advances from the FHLB are typically secured by our entire real estate loan portfolio, which includes residential and commercial loans.  As of December 31, 2025, our borrowing limit with the FHLB was approximately $402 million.

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

Competition

Regional Branch Competition.    We consider our primary service area to be composed of the counties of San Joaquin, Stanislaus, Tuolumne, Sacramento, Placer, Inyo and Mono Counties, of California.  The banking business in California generally, and in our primary service area, specifically, is competitive with respect to both loans and deposits and is dominated by a relatively small number of major banks, which have many offices operating over wide geographic areas.  These include Wells Fargo Bank, Bank of America, JP Morgan Chase Bank, U.S. Bank, BMO Bank and Citibank. We compete for deposits and loans principally with these banks, as well as with savings and loan associations, thrift and loan associations, credit unions, mortgage companies, insurance companies, offerors of money market accounts and other lending institutions.

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

As of June 30, 2025, our primary service areas contained 277 banking offices, with approximately $90.8 billion in total deposits. As of June 30, 2025, we had total deposits of approximately $1.7 billion, which represented approximately 1.9% of the total deposits in the Bank’s primary service area. There can be no assurance that the Bank will maintain its competitive position against current and potential competitors, especially those with greater resources than the Bank. The four largest competing banks had 132 total branches and deposits averaged approximately $499 million per office as of June 30, 2025 within the Bank’s primary service area.

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

Business Concentration.    No individual or single group of related accounts is considered material in relation to our total assets or deposits, or in relation to our overall business. However, approximately 91% of our loan portfolio held for investment as of December 31, 2025 consisted of real estate-related loans, including construction loans, mini-perm loans, real estate mortgage loans and commercial loans secured by real estate. Moreover, our business activities are currently focused primarily in Central California, with the majority of our business concentrated in San Joaquin, Stanislaus, Tuolumne, Sacramento, Placer, Inyo and Mono Counties.  Consequently, our results of operations and financial condition are dependent upon the general trends in the Central California economies and, in particular, the residential and commercial real estate markets. In addition, the concentration of our operations in Central California exposes us to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region.

Employees

As of December 31, 2025, we had 245 employees (217 full-time employees and 28 part-time employees). None of our employees are currently represented by a union or covered by a collective bargaining agreement. We consider our relations with our employees to be good.

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

The compliance requirements under the Volker Rule vary based on the size of the banking entity and the scope of activities conducted. Banking entities with significant trading operations will be required to establish a detailed compliance program and their CEOs will be required to attest that the program is reasonably designed to achieve compliance with the final rule. Independent testing and analysis of an institution’s compliance program will also be required. The Volker Rule reduces the burden on smaller, less-complex institutions by limiting their compliance and reporting requirements. Additionally, a banking entity that does not engage in covered trading activities will not need to establish a compliance program. The Company and the Bank held no investment positions at December 31, 2025 or 2024 that were subject to the final rule.  Therefore, while these new rules may require us to conduct certain internal analysis and reporting, we believe that they will not require any material changes in our operations or business.

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

The Basel IV framework was introduced in 2017 and focuses on the denominator of the capital ratio or the measurement of a bank’s risk positions, especially in credit, market, counterparty and operational risk for banks with over $100 billion in assets and has market risk provisions for banks with significant trading activity. Although U.S. regulators originally targeted implementation of Basel IV to begin on July 1, 2025, subject to a three-year transition period with full compliance expected by July 1, 2028, the federal banking agencies indicated in September 2025 that they intend to unveil a re-proposal of the Basel IV capital rules by early 2026. Accordingly, the previously established implementation dates for Basel IV are no longer definitive, and the timing, scope, and final form of the re-proposed Basel IV framework remains uncertain.

Although, Basel IV seeks to regulate banks with over $100 billion in assets and likely will not be applicable to the Company if implemented in its proposed form, proposed rules which would affect banks below $100 billion in assets have been proposed in the past and the final form of the rules is still undetermined. Its implementation may also cause changes in the financial markets which may affect the Company.1

Dividends

The payment of cash dividends by the Bank to the Company is subject to restrictions set forth in the Financial Code.  Prior to any distribution from the Bank to the Company, a calculation is made to ensure compliance with the provisions of the Financial Code and to ensure that the Bank remains within capital guidelines set forth by the DFPI and the FRB. In the event that the intended distribution from the Bank to the Company exceeds the restriction in the Financial Code, advance approval from the FRB is required. Management anticipates that there will be sufficient earnings at the Bank level to provide dividends to the Company to meet its cash requirements for 2026.

1 https://www.fdic.gov/news/speeches/2023/spjul2723b.html. https://www.federalreserve.gov/aboutthefed/boardmeetings/fact-sheet-basel-20230727.pdf.

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

On May 5, 2022, the FDIC, Office of the Comptroller of the Currency (“OCC”) and the Federal Reserve issued a joint notice of proposed rulemaking to strengthen and modernize the CRA regulatory framework. On October 24, 2023, the federal bank regulatory agencies jointly issued a final rule to modernize CRA regulations consistent with the following key goals: (1) to encourage banks to expand access to credit, investment, and banking services in low to moderate income communities; (2) to adapt to changes in the banking industry, including internet and mobile banking and the growth of non-branch delivery systems; (3) to provide greater clarity and consistency in the application of the CRA regulations, including adoption of a new metrics-based approach to evaluating bank retail lending and community development financing; and (4) to tailor CRA evaluations and data collection to bank size and type, recognizing differences in bank size and business models may impact CRA evaluations and qualifying activities. Most of the final CRA rules requirements were to become applicable beginning January 1, 2026, with certain requirements, including the data reporting requirements, applicable as of January 1, 2027. However, on March 29, 2024, a federal court enjoined the enforcement of the new CRA regulations. On July 16, 2025, the OCC, the FRB, and the FDIC issued a joint Notice of Proposed Rulemaking proposing to rescind the new CRA regulations and replace it with regulations substantively identical to those in effect on March 29, 2024, as originally adopted by the agencies in 1995 and reinstated by the OCC in 2021. As a result, the previous CRA regulations continue to govern. We will continue to monitor for updates related to the CRA regulatory framework and are currently evaluating the impact of the modified CRA regulations, but do not anticipate any resulting material impact to its operations or compliance objectives, if implemented.

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

On September 29, 2022, the Financial Crimes Enforcement Network (“FinCEN”) issued a final rule establishing a beneficial ownership information (“BOI”) reporting requirement under the Corporate Transparency Act (“CTA”), which was passed as part of the Anti-Money Laundering Act of 2020. The CTA aims to combat money laundering, securities and tax fraud, terrorism financing, human and drug trafficking, counterfeiting, and other corrupt, nefarious activities by preventing bad actors from concealing their ownership of U.S. entities to advance their illicit operations. The rule, which became effective January 1, 2024, as originally contemplated, would have required most entities created in or registered to do business in the United States, subject to certain exceptions, to report information about their beneficial owners to FinCEN. Although FinCEN originally set a deadline of January 1, 2025, for entities to file BOI reports, on March 26, 2025, FinCEN issued an Interim Final Rule that removed the requirement for U.S. companies and U.S. persons to report BOI to FinCEN under the CTA, meaning only foreign entities formed outside the U.S. that are registered to do business in the U.S. are currently subject to the CTA’s BOI reporting obligations. On February 20, 2024, the CTA’s access rule, which implements the CTA’s access and safeguard provisions, took effect, under which a reporting company’s BOI is deemed confidential but can be disclosed by FinCEN to six categories of recipients, including financial institutions that are subject to customer due diligence obligations and have received the reporting company’s consent to access its BOI. As a result of the Interim Final Rule, while the CTA’s access rule remains in effect, its practical applicability is limited to BOI submitted to FinCEN by foreign reporting companies that continue to have reporting obligations under the CTA. Overall, the status of the CTA and related BOI reporting requirements remains in flux due to ongoing litigation and regulatory developments concerning the constitutionality and implementation of the CTA. Legislation to repeal the CTA has also been brought before Congress, and it is unclear the extent to which the CTA will be enforced. The Interim Final Rule stated that FinCEN was accepting comments to the Interim Final Rule through May 27, 2025, would evaluate the rule Interim Final Rule’s exemptions to BOI reporting in light of the comments received, and expected to issue a final rule addressing BOI requirements under the CTA during 2025. However, as of December 2025, FinCEN was still in the process of reviewing comments to the Interim Final Rule, and no final rule has been issued by FinCEN to date. Although we are not currently subject to the CTA’s BOI reporting requirements as a result of the Interim Final Rule, we will continue to monitor FinCEN’s guidance, and any final rules or other regulatory developments relating to the CTA and will assess the applicability of any resulting reporting obligations.

On March 2, 2025, the Treasury Department announced it will not enforce any penalties or fines associated with the BOI reporting rule under the existing regulatory deadlines, and further not enforce any penalties or fines against U.S. citizens or domestic reporting companies or their beneficial owners after the rule changes take effect.

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

On March 5, 2024, the Consumer Financial Protection Bureau (CFPB) issued a final rule amending provisions in Regulation Z that govern credit card late fee charges, significantly lowering the safe harbor amount for past due fees that large credit card issuers. The final rule is currently stayed as a result of ongoing litigation. In addition, in October 2024, the CFPB issued a final rule that will require certain financial institutions to share certain data on certain consumer financial products and services upon request of the consumer that could significantly impact our costs and our ability to protect and secure such information. In February 2025, the Acting Director of the CFPB instructed staff to cease supervision and examination activities, pause pending investigation and enforcement actions, and not approve or issue any proposed or final rules. We continue to monitor CFPB development and the implementation of new rules. While it is presently unclear if, when and to what extent the CFPB will resume its activities, other governmental authorities, including state attorneys general or banking regulators, may seek to increase their regulation, supervision, and enforcement of providers of consumer financial products and services in response to changes at the CFPB. Moreover, changes at the CFPB may lead to federal legislative efforts to alter the framework for consumer financial services regulation.

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

Climate-related Developments

Climate change and the risks it may pose to financial institutions is an area of increased focus by the federal and state legislative bodies and regulators, including the federal banking agencies. In the future, new regulations or guidance may be issued, or other regulatory or supervisory actions may be taken, in this area by the federal banking agencies or other regulatory agencies, or new statutory requirements may be adopted. For example, the federal banking agencies have issued principles for climate-related financial risk management, which are designed to support the identification and management of climate-related financial risks at regulated institutions with more than $100 billion in total consolidated assets. On March 6, 2024, the SEC adopted new rules that require public companies to disclose substantial information about the material impacts of climate-related risks on their business, financial condition, and governance. These new rules would require disclosure of a range of climate-related matters. Various states and private parties have challenged the rules. The litigation was consolidated in the U.S. Eighth Circuit Court of Appeals, and the SEC previously stayed effectiveness of the rules pending completion of that litigation. Furthermore, the SEC notified the court that the SEC would cease its involvement in the defense of the rule, leaving it uncertain as to whether it will become effective.

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

Available Information

The Company maintains an Internet website at www.ovcb.com. The Company makes available its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the 1934 Act and other information related to the Company free of charge, through this site as soon as reasonably practicable after it electronically files those documents with, or otherwise furnishes them to, the SEC. The SEC maintains a website, http://www.sec.gov, that contains the reports, proxy and information statements and other information we file with them. The Company’s website also contains its Committee Charters, Code of Ethics, Code of Conduct and Corporate Governance Guidelines. We also use our website as a tool to disclose important information about the company and comply with our disclosure obligations under Regulation Fair Disclosure. The Company’s internet website and the information contained therein or connected thereto are not intended to be incorporated into this annual report on Form 10-K.

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

Risks Related to Our Business

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

In addition, any sudden or prolonged market downturn, as a result of the above factors or otherwise, could adversely affect our results of operations and financial condition, including capital and liquidity levels. Elevated inflation and interest rate levels, changes in trade policy, including the implementation of tariffs, monetary tightening by central banks, and geopolitical developments, including the Russia/Ukraine conflict and the conflicts in the Middle East, have adversely impacted and could continue to adversely impact financial markets and macroeconomic conditions, as well as result in additional market volatility and disruptions and recessionary risk. Additionally, changes to the size, structure, and operation of the federal government, including the workforce reduction, elimination or curtailment of federal agencies, delivery of government services and distribution of federal program funds and benefits may cause economic disruption that could adversely impact our customers and our business, results of operations and financial condition.

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

As of December 31, 2025, consumer and commercial real estate loans constituted 91% of our loan portfolio, of which 97% were commercial real estate loans. Our real estate portfolio is subject to certain risks, including (i) downturns in the California economy, (ii) significant interest rate fluctuations, (iii) reduction in real estate values in the California Central Valley, (iv) increased competition in pricing and loan structure, and (v) environmental risks, including natural disasters.  As a result of the high concentration of real estate loans in our loan portfolio, potential difficulties in the real estate markets could cause significant increases in nonperforming loans, which would reduce our profits. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. A decline in real estate values could cause some of our mortgage loans to become inadequately collateralized, which would expose us to a greater risk of loss.  Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and other natural disasters. Additionally, a decline in real estate values could adversely affect our portfolio of commercial real estate loans and could result in a decline in the origination of such loans.

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

In addition, transactions utilizing digital assets, including cryptocurrencies, stablecoins and other similar assets have increased over the past few years and continue to gain wider market acceptance. Certain characteristics of digital asset transactions, including their speed and anonymity are appealing to certain consumers notwithstanding the various risks posed by such transactions. In addition, certain cryptocurrency exchanges and other market participants may pay yield on digital asset holdings in the same manner as interest-bearing deposit accounts which may result in loss of deposits. Accordingly, digital asset service providers, who currently are not subject to the same extensive regulation as banking organizations and other financial institutions, have become potential competitors for our customers' banking business.

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

At December 31, 2025, we held bank owned life insurance (“BOLI”) on certain key and former employees and executives and our directors, with a cash surrender value of $36,899,000. The eventual repayment of the cash surrender value is subject to the ability of the various insurance companies to pay death benefits or to return the cash surrender value to us if needed for liquidity purposes. We continually monitor the financial strength of the various companies with whom we carry these policies.

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

Risks Related to Technology

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

Risks Related to Regulations

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

In addition, we expect the Trump administration will continue to seek to implement a regulatory reform agenda that is significantly different than that of the Biden administration, thereby impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies. Our results of operations could be adversely affected by changes in laws and regulations and in the way existing statutes and regulations are interpreted or applied by courts and government agencies.

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

Risks Related to Tax and Financial Matters

The Company has a deferred tax asset that may or may not be fully realized.

The Company has a deferred tax asset and cannot assure that it will be fully realized. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and the tax basis of assets and liabilities computed using enacted tax rates. If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we are required under generally accepted accounting principles (GAAP) to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we are required to incur a charge to operations. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2025, the Company had a net deferred tax asset of $13.6 million. For additional information, see Note 9 to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

The assessment of qualitative factors at the most recent Measurement Date (December 31, 2025), indicated that it was not more likely than not that impairment existed; as a result, no further testing was performed. No assurance can be given that the Company will not record an impairment loss on goodwill in the future and any such impairment loss could have a material adverse effect on our results of operations and financial condition.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Trading Symbol and Holders of Common Stock

Our common stock is traded on the Nasdaq Capital Market under the symbol “OVLY.” On March 13, 2026, there were approximately 338 shareholders of record of the common stock and 8,413,458 outstanding shares of common stock. The actual number of shareholders is greater than this number of record holders and includes shareholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Share Repurchases

The Company has no repurchase plans or programs with respect to its common stock or equity securities in place and therefore there were no repurchased shares during the quarter ended December 31, 2025.

ITEM 6.  [RESERVED]

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS

The following discussion of financial condition as of December 31, 2025 and 2024 and results of operations for each of the years in the two-year period ended December 31, 2025 should be read in conjunction with our consolidated financial statements and related notes thereto, included in this report. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” included in this report.

Introduction

Our continued focus on responsible community banking fundamentals and our strong customer relationships have enabled us to increase our market presence through growth in our loan portfolio, which is primarily funded by steady core deposit growth.

As of December 31, 2025, we had approximately $2.02 billion in total assets, $1.14 billion in total gross loans, and $1.79 billion in total deposits.

We believe the following were key indicators of our performance during 2025:

●	Total assets increased to $2.02 billion at the end of 2025, an increase of 6.4%, from $1.90 billion at the end of 2024.

●	Total deposits increased to $1.79 billion at the end of 2025, an increase of 5.7%, from $1.70 billion at the end of 2024.

●	Total net loans increased to $1.13 billion at the end of 2025, an increase of 3.3%, from $1.09 billion at the end of 2024.

●	Net interest income increased to $74.6 million in 2025, an increase of $4.6 million or 6.5%, compared to $70.0 million in 2024, mainly as a result of earning asset growth.

●

A provision for credit losses of $805,000 and a reversal of credit loss provisions totaling $1,620,000 were recorded in 2025 and 2024, respectively. The provision in 2025 was mainly due to loan growth and one collateral dependent loan that had a specific reserve, and the reversal in 2024 was mainly due to loan recoveries of $2.2 million.

●	The ratio of total non-performing loans to total loans was 0.40% and 0.00% as of December 31, 2025 and 2024, respectively.

●

Total noninterest income increased to $7.11 million in 2025, an increase of 8.5%, from $6.56 million in 2024, which is mainly due to positive changes in the fair value of equity securities and death benefit gains from the redemption of bank-owned life insurance policies.

●

Total noninterest expense increased from $46.0 million in 2024 to $50.3 million in 2025, primarily due to staffing increases and general operating costs necessary to support the growing loan and deposit portfolios.

●	Provision for income taxes decreased by $0.5 million to $6.7 million in 2025, due to lower pre-tax income.

These items, as well as other factors, contributed to the decrease in net income for 2025 to $23.9 million from $24.9 million in 2024, which translates into $2.88 per diluted share in 2025 as compared to $3.02 per diluted share in 2024.

Over the past several years, our network of branches and loan production offices have expanded geographically. We currently maintain nineteen full-service offices. We intend to continue our growth strategy in future years through the opening of additional branches and loan production offices as our needs and resources permit.

2026 Outlook

As we begin our strategic business plan for 2026, we remained focused on relationship-based expansion throughout our market area. We plan to continue to focus on growth of our loan and deposit portfolios to ease pressure on our net interest margin, while attempting to control expenses and credit losses.

Unfavorable trends in inflation prompted the Federal Reserve Open Market Committee, or FOMC, to increase the target federal funds rate (the interest rate banks charge each other for short-term borrowing) in 2022 and 2023, which resulted in yield increases on our earning assets. In response to moderating inflation and weakening economic conditions, in 2024 and 2025 the FOMC approved interest rates cuts. We expect the upward trend in our earning asset yield will continue to some degree in 2026 due to continued repricing of existing loans.

The Fed Funds rate is forecasted to decrease slightly during 2026, which could have a negative impact on net interest income and net interest margin, given that our balance sheet is slightly asset sensitive to interest rate changes primarily due to the variable rate loans and interest-earning cash balances.

Deposit interest rates are determined based on customer demand, market surveys of offerings from competitive institutions, and overall liquidity position. Deposit interest rates are forecasted to stay relatively flat in 2026.

For 2026, management remains focused on the above challenges and opportunities and other factors affecting the business similar to the factors driving the 2025 results as discussed in this section.

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

Overview

We recorded net income for the year ended December 31, 2025 of $23,913,000 or $2.88 per diluted share compared to $24,948,000 or $3.02 per diluted share for the year ended December 31, 2024. The decrease in net income for the year ended December 31, 2025 was primarily due to an increase in non-interest expense of $4,257,000 associated with staffing and general operating overhead increases to support the growth of our loan and deposit portfolios. The provision for credit losses increased compared to last year due to $2,200,000 in loan recoveries in 2024, resulting in a $1,620,000 credit loss provision reversal, compared to a provision of $805,000 in 2025. There was an increase of $4,581,000 in net interest income, as a result of earning asset growth. Non-interest income increased by $559,000 in 2025, mainly due to fair value changes on equity securities and life insurance death benefit gains.

Highlights of the financial results are presented in the following table:

	As of and for the years ended December 31,
(Dollars in thousands, except per share data)	2025	2024
For the period:
Net income available to common shareholders	$23,913	$24,948
Net income per common share:
Basic	$2.90	$3.04
Diluted	$2.88	$3.02
Return on average common equity	12.60%	14.39%
Return on average assets	1.23%	1.35%
Cash dividends to net income ratio	21.00%	15.02%
Efficiency ratio	59.68%	58.2%
At period end:
Book value per common share	$24.79	$21.95
Total assets	$2,023,116	$1,900,604
Total gross loans	$1,143,930	$1,106,535
Total deposits	$1,792,962	$1,695,690
Gross loan-to-deposit ratio	63.80%	65.26%

Net Interest Income and Net Interest Margin

Our primary source of revenue is net interest income, which is the difference between interest and fees derived from earning assets and interest paid on liabilities obtained to fund those assets. Our net interest income is affected by changes in the level and mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. Our net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on our loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. Those factors are, in turn, affected by general economic conditions and other factors beyond our control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, governmental budgetary matters, and the actions of the Federal Reserve Board.

For a detailed analysis of interest income and interest expense, see the “Average Balance Sheets” and the “Rate/Volume Analysis” below.

	Distribution, Yield and Rate Analysis of Net Income
	For the Years Ended December 31,
(Dollars in Thousands)	2025			2024
	Average Balance	Interest Income/ Expense	Avg Rate/ Yield	Average Balance	Interest Income/ Expense	Avg Rate/ Yield
Assets:
Earning assets:
Gross loans (1) (2)	$1,104,946	$58,420	5.29%	$1,058,294	$53,483	5.05%
Securities - tax-exempt (2)	284,543	11,099	3.90%	291,826	11,290	3.87%
Securities - taxable	275,495	12,261	4.45%	251,610	11,357	4.51%
Federal funds sold	31,112	1,343	4.32%	29,317	1,547	5.28%
Interest-earning deposits	160,301	6,804	4.24%	139,489	7,248	5.20%
Total interest-earning assets	1,856,397	89,927	4.84%	1,770,536	84,925	4.80%
Total noninterest earning assets	89,565			82,779
Total Assets	$1,945,962			$1,853,315
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Demand	537,120	2,980	0.55%	484,046	2,414	0.50%
Money market	387,662	6,617	1.71%	383,171	7,616	1.99%
Savings	118,970	121	0.10%	128,203	175	0.14%
Time deposits $250,000 and under	66,341	2,346	3.54%	47,311	1,690	3.57%
Time deposits over $250,000	35,245	1,243	3.53%	28,837	966	3.35%
Total interest-bearing liabilities	1,145,338	13,307	1.16%	1,071,568	12,861	1.20%
Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	587,646			584,477
Other liabilities	23,230			23,935
Total noninterest-bearing liabilities	610,876			608,412
Shareholders' equity	189,748			173,335
Total liabilities and shareholders' equity	$1,945,962			$1,853,315
Net interest income		$76,620			$72,064
Net interest spread (3)			3.68%			3.60%
Net interest margin (4)			4.13%			4.07%

(1)	Loan fees have been included in the calculation of interest income.
(2)

Yields and interest income on tax-exempt municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%. Non-GAAP tax benefit adjustments of $74 thousand and $1.931 million have been added to GAAP interest income on gross loans and investment securities, respectively, for 2025, as compared to $77 thousand and $1.954 million, respectively, in 2024.

(3)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(4)	Represents net interest income as a percentage of average interest-earning assets.

Net interest income, on a fully tax equivalent basis (“FTE”), increased $4,556,000 or 6.3% to $76,620,000 for the year ended December 31, 2025, compared to $72,064,000 in 2024. Net interest spread and net interest margin were 3.68% and 4.13%, respectively, for the year ended December 31, 2025, compared to 3.60% and 4.07%, respectively, for the year ended December 31, 2024. This upward trend is mainly due to an increase in the yield of our loan portfolio, and a slight reduction in our deposit interest rates.

The cost of funds on interest-bearing liabilities decreased to 1.16% in 2025 compared to 1.20% in 2024 as a result of the lower interest rate environment. Our cost of funds is below the peer average, but remains competitive. Promotional rates on money market accounts and higher time-deposit rate offerings are utilized strategically to retain deposit relationships and develop new business, which contributed to the deposit growth of $97,272,000 during 2025.

Our earning asset yield increased 4 basis points in 2025 compared to 2024 despite the FOMC cutting the federal funds target rate from a range of 4.25% to 4.50% at the beginning of 2025, to a range of 3.50% to 3.75% by the end of the year. The FOMC rate hikes in 2022 and 2023 continued to have a positive impact on rates of loans that repriced during 2025. The yield on loans recognized an increase of 24 basis points for 2025 as compared to 2024, due to the upward repricing of variable rate loans and higher rate indexes on new loans. Growth in average gross loans of $46,652,000, also contributed to net interest margin expansion.

The net interest margin expansion in 2025, is due to the factors discussed above but could worsen if rate indexes on assets were to fall, and/or: 1) deposit interest rates continue to increase due to customer demand, or competitive pressure from peer banks, 2) competition in the lending market restrict significant increases in new loan rates, and 3) deposit growth out-paces loan growth, resulting in higher interest-bearing cash balances, which would offer lower yields than loans and investments depending on the Federal Funds rate as determined by the FOMC.

Changes in volume resulted in an increase in net interest income (on a FTE basis) of $3,094,000 for the year of 2025 compared to the year 2024, and changes in interest rates and the mix resulted in an increase in net interest income (on a FTE basis) of $1,462,000 for the year 2025 versus the year 2024. Management closely monitors both total net interest income and the net interest margin.

Market rates are in part based on the FOMC target Federal funds interest rate.  The change in the Federal funds sold rates is the result of target rate changes implemented by the FOMC.   In 2020, the FOMC decreased the Federal funds rate by 0.50% and 1.00% on two occasions in March resulting in a range of 0.00% to 0.25% as of December 31, 2020 and 2021. In 2022, the FOMC raised the federal funds rate seven times by an aggregate of 4.00%. In 2023, the FOMC raised the Federal funds rate four times by 0.25% resulting in a range of 5.25% to 5.50%. In 2024, the FOMC cut the Federal funds rate three times by an aggregate of 1.00%, resulting in a range of 4.25% to 4.50%. In 2025, the FOMC cut the Federal funds rate three times by an aggregate of 0.75%, resulting in a range of 3.50% to 3.75%. If FOMC were to cut rates in 2026 or thereafter, we expect this would have a negative impact on our net interest income, due to repricing of interest-bearing cash balances, existing loans and investment securities.

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

	For the Year Ended December 31,			For the Year Ended December 31,
(Dollars in Thousands)	2025 vs. 2024			2024 vs. 2023
	Increases (Decreases)			Increases (Decreases)
	Due to Change In			Due to Change In
	Volume	Rate	Total	Volume	Rate	Total
Interest income:
Net loans (1)	$2,358	$2,579	$4,937	$5,143	$3,486	$8,629
Securities - tax exempt	(282)	91	(191)	(865)	(332)	(1,197)
Securities - taxable	1,078	(174)	904	360	447	807
Federal funds sold	95	(299)	(204)	110	23	133
Interest-earning deposits	1,081	(1,525)	(444)	(6,854)	201	(6,653)
Total interest income	4,330	672	5,002	(2,106)	3,825	1,719
Interest expense:
Interest-Earning DDA	$265	$301	$566	$(25)	$1,081	$1,056
Money market deposits	89	(1,088)	(999)	60	4,845	4,905
Savings deposits	(13)	(41)	(54)	(25)	3	(22)
Time deposits $250,000 and under	680	(24)	656	359	956	1,315
Time deposits over $250,000	215	62	277	167	577	744
Borrowed funds	0	0	0	(1)	0	(1)
Total interest expense	1,236	(790)	446	535	7,462	7,997
Change in net interest income	$3,094	$1,462	$4,556	$(2,641)	$(3,637)	$(6,278)

(1)	Loan fees have been included in the calculation of interest income.

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

The Company recorded a credit loss provision of $805,000, and a credit loss provision reversal of $1,620,000 during the years ended December 31, 2025 and 2024, respectively. The 2025 credit loss provision is mainly due to loan growth and a specific reserve related to one collateral dependent loan that was individually evaluated for impairment. The 2024 provision reversal was mainly due to loan recoveries totaling $2,184,000, which was offset in part by loan growth. The loan recoveries in 2024 were primarily from two loans from different borrowers recovered during third quarter of 2024 totaling $1,992,000. Each of the recovered loans date back to the recession period when collateral values were considerably depressed, and one of which was acquired in 2015 when we completed a bank acquisition. The loan recoveries initially increased the allowance for credit losses (“ACL”), which subsequently resulted in the reversal of $1,620,000.

Current and forecasted macro-economic conditions are closely evaluated among other inputs that our internal credit risk model utilizes to determine the appropriate credit loss allowance. The Company had one nonperforming loan as of December 31, 2025, a non-owner occupied commercial real estate loan with a balance of $4,587,000, compared to no nonperforming loans as of December 31, 2024. The allowance for credit losses was $12,381,000 and $11,460,000 as of December 31, 2025 and 2024, or 1.08% and 1.04%, respectively, of total loans. The increase as a percentage of total loans corresponds to the nonperforming loan described above, along with credit factors within the loan portfolio and changes to the current and forecasted macro-economic factors that have been established as credit loss indicators within our model. Net loan charge-offs of $65,000 were recorded in 2025, as compared to net loan recoveries of $2,184,000 in 2024.

The Company will continue to monitor the adequacy of the allowance for credit losses and make additions to the allowance in accordance with the analysis referred to above. Because of uncertainties inherent in estimating the appropriate level of the allowance for credit losses, actual results may differ from management’s estimate of credit losses and the related allowance.

Noninterest Income

The following table sets forth a summary of noninterest income for the periods indicated:

(in thousands)	For the Year Ended December 31,
	2025		2024		Year-Over-Year
	Amount	%	Amount	%	$ Change	% Change
Service charges on deposits	$1,785	25.1%	$1,682	25.7%	$103	6.1%
Debit card transaction fee income	1,673	23.5%	1,738	26.5%	(65)	(3.7%)
Earnings on cash surrender value of life insurance	1,197	16.8%	1,052	16.0%	145	13.8%
Mortgage commissions	33	0.5%	31	0.5%	2	6.5%
Gain on sale and calls of available-for-sale securities	(4)	(0.1%)	114	1.7%	(118)	(103.5%)
Other income	2,430	34.2%	1,938	29.6%	492	25.4%
Total non-interest income	$7,114	100.0%	$6,555	100.0%	$559	8.5%

YTD average assets	$1,945,962		1,853,315
Noninterest income as a % of average assets		0.4%		0.4%

Noninterest income was $7,114,000 for the year ended December 31, 2025, compared to $6,555,000 for the year 2024. Service charge income increased to $1,785,000 in 2025 compared to $1,682,000 for 2024, due to an increase in overdraft fee income related to a higher number of checking accounts. Debit card transaction fee income decreased to $1,673,000 in 2025 as compared to $1,738,000 in 2024, due to debit card network costs that are included in the net revenue received by the bank. Earnings on the cash surrender value of life insurance recognized an increase of $145,000 in 2025 compared to 2024, due to higher yields and three new life insurance policies purchased during the second quarter of 2024. Mortgage commissions have increased by $2,000 for the year 2025, as compared to 2024, a moderate upward trend but overall demand for home purchases and refinancing remains low due to cost of housing and high interest rates. In 2025, other income increased by $492,000, primarily due to a positive change in the fair value of equity securities, and death benefit gains recorded from life insurance policy redemptions. The Company continues to evaluate its deposit product offerings with the intention of continuing to expand its offerings to the consumer and business depositors.

Noninterest Expense

The following table sets forth a summary of noninterest expenses for the periods indicated:

(in thousands)	For the Year Ended December 31,
	2025		2024		Year-Over-Year
	Amount	%	Amount	%	$ Change	% Change
Salaries and employee benefits	$30,839	61.3%	$28,640	62.2%	$2,199	7.7%
Occupancy expenses	4,744	9.4%	4,610	10.0%	134	2.9%
Data processing fees	3,029	6.0%	2,814	6.1%	215	7.6%
Regulatory assessments (FDIC & DFPI)	1,120	2.2%	1,090	2.4%	30	2.8%
Other operating expenses	10,542	21.1%	8,863	19.3%	1,679	18.9%
Total non-interest expense	$50,274	100.0%	$46,017	100.0%	$4,257	9.3%

YTD average assets	$1,945,962		$1,853,315
Noninterest expenses as a % of average assets		2.6%		2.5%

Noninterest expense was $50,274,000 for the year ended December 31, 2025, an increase of $4,257,000 or 9.3% compared to $46,017,000 for the year ended 2024. Salaries and employee benefits increased by $2,199,000 in 2025, due to expansion of our staff to support loan and deposit growth, combined with normal merit-based and cost-of-living increases.

Occupancy expense realized an increase of $134,000 in 2025 compared to the prior year, primarily from rent and depreciation expense on fixed assets.

Data processing fees increased in 2025 over 2024 by $215,000, primarily due to servicing costs on the growing number of loan and deposit accounts, as well as upgrades to our online banking and mobile banking platforms.

Federal Deposit Insurance Corporation (“FDIC”) and California Department of Financial Protection and Innovation (“DFPI”) regulatory assessments increased by $30,000 in 2025 over 2024, mainly due to the increase in deposit balances. FDIC increased the base rate to 0.05%, on an annual basis, for all member banks in order to build up the Deposit Insurance Fund. The FDIC adopted a final rule in June 2022, applicable to all insured depository institutions, to increase initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in 2023. The FDIC said that the increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio of the Deposit Insurance fund reaches the statutory minimum of 1.35 percent by the statutory deadline of September 30, 2028. The final assessment rate for financial institutions is determined by making adjustments to the base rate for various credit quality factors and other risk metrics of the institution as defined by the FDIC. The Company’s risk profile and the related assessment rate remains at a relatively low level due to our strong credit quality, earnings and risk-based capital ratios. Management recognizes that assessments could increase further depending on deposit growth throughout the remainder of 2026, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis, and based on FDIC’s discretion to increase the base assessment rate as needed to replenish the Deposit Insurance Fund. Moreover, the FDIC retains the authority and discretion to increase base assessment rates for banking entities in the future, as circumstances warrant.

Other operating expenses increased by $1,679,000 in 2025 as compared to 2024, primarily due to an increase in advertising expenses from a direct-mail campaign launched in 2024 targeting consumer deposit accounts, and various general operating expense increases required to support our growing business portfolios and compliance mandates. Some of these included legal expenses, software license fees and charitable contributions.

Management anticipates that noninterest expense should continue to increase as we continue to grow, and management believes the Company’s administration as currently set up is scalable to handle future loan and deposit growth.  However, management remains committed to cost-control and efficiency, and we expect to keep these increases to a minimum relative to growth.

Provision for Income Taxes

We reported a provision for income taxes of $6,737,000 and $7,244,000 for the years 2025 and 2024, respectively. The effective income tax rate on income from continuing operations was 22.0% for the year ended December 31, 2025, compared to 22.5% for the year 2024. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, BOLI and certain tax-exempt loans). The disparity between the effective tax rates for 2025 as compared to 2024 is primarily due to tax credits from low-income housing projects as well as tax-free income on municipal securities and loans that comprised a larger proportion of pre-tax income in 2025 as compared to 2024.

Financial Condition

The Company’s total assets were $2,023,116,000 at December 31, 2025 compared to $1,900,604,000 at December 31, 2024, an increase of $122,512,000 or 6.4%. Net loans increased by $36,092,000, investments increased by $17,291,000, net bank premises and equipment increased by $2,728,000, interest receivable and other assets increased by $5,632,000, while cash and cash equivalents increased by $63,428,000 for the year ended December 31, 2025 as compared to December 31, 2024.

Loans gross of the allowance for credit losses and deferred fees were $1,143,930,000 as of December 31, 2025, compared to $1,106,535,000 as of December 31, 2024, an increase of $37,395,000 or 3.4%. The increase was due to an increase of $50,508,000 or 5.3% in commercial real estate loans, a decrease of $13,310,000 or 15.9% in commercial and industrial loans, an increase of $527,000 or 1.6% in consumer loans, and a decrease of $330,000 or 1.1% in agriculture loans. The composition remained relatively unchanged as a percentage of total loans, with commercial real estate comprising 88% and 87% of the loan portfolio at December 31, 2025 and 2024, respectively.

Deposits increased $97,272,000 or 5.7% to $1,792,962,000 as of December 31, 2025 compared to $1,695,690,000 at December 31, 2024. Demand, Money Market, and Time Deposits increased by $79,198,000, $2,814,000 and $21,674,000, respectively, while Savings decreased by $6,414,000, as of December 31, 2025 as compared to December 31, 2024.

There were no short-term borrowing or long-term debt outstanding balances at December 31, 2025 and 2024. The Company uses short-term borrowings, primarily short-term FHLB advances, to fund short-term liquidity needs, if needed, and manage net interest margin.

Equity increased $24,539,000 or 13.4% to $207,975,000 as of December 31, 2025, compared to $183,436,000 at December 31, 2024. Equity increased due to earnings, and the decrease in the unrealized loss on available-for-sale investment securities due to lower interest rates.

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

Cash Equivalents and Interest-bearing Deposits in other Financial Institutions

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of December 31, 2025, and 2024, we had $29,080,000 and $30,270,000, respectively, in federal funds sold.

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

The fair value of the equity security was $3,424,000 and $3,169,000 at December 31, 2025 and December 31, 2024, respectively. Consistent with ASU 2016-01, equity securities are carried at fair value with the changes in fair value recognized in the consolidated statement of income. Accordingly, the Company recognized an unrealized gain of $133,000 and an unrealized loss of $74,000 during the years ended December 31, 2025 and 2024, respectively.

Our available-for-sale investment securities holdings increased by $17,036,000 or 3.2% to $543,532,000 at December 31, 2025, compared to holdings of $526,496,000 at December 31, 2024. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income.

Total investment securities as a percentage of total assets decreased to 27.0% as of December 31, 2025 compared to 27.9% at December 31, 2024. As of December 31, 2025, $349,507,000 of the investment securities were pledged to secure public deposits.

As of December 31, 2025, the total unrealized loss on debt securities that were in a loss position for less than 12 continuous months was $782,000 with an aggregate fair value of $75,474,000. The total unrealized loss on debt securities that were in a loss position for greater than 12 continuous months was $27,409,000 with an aggregate fair value of $362,420,000.

The following table summarizes the maturity and repricing schedule of our debt investment securities, which does not include equity securities, at their amortized cost and their weighted average yields at December 31, 2025:

Debt Investment Securities Maturity and Repricing Schedule

			After One But		After Five But
(Dollars in Thousands)	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total

	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Available-for-sale:
U.S. agencies	$25,000	4.16%	$0	0.00%	$0	0.00%	$0	0.00%	$25,000	4.16%
Municipalities	35,552	4.37%	180,359	3.90%	142,247	4.45%	1,744	4.92%	359,902	4.17%
SBA pools	15	5.95%	342	6.76%	113	4.18%	91	7.25%	561	6.30%
Corporate debt	39,000	3.10%	2,500	3.63%	0	0.00%	0	0.00%	41,500	3.13%
Asset backed securities	529	4.73%	0	0.00%	1,050	5.91%	26,849	4.84%	28,428	4.88%
Total debt securities	$100,096	3.82%	$183,201	3.90%	$143,410	4.46%	$28,684	4.85%	$455,391	4.12%

MBS & CMO	$4	1.13%	1,712	1.00%	1,229	4.52%	111,704	4.94%	114,649	4.88%

Yields in the above table have been adjusted to a fully tax equivalent basis. The yields are calculated using a weighted average method based on the investment security balances as of December 31, 2025. Securities are reported at the earliest possible call, repricing or maturity date.

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

The following table summarizes our commercial real estate loan portfolio by the geographic location in which the property is located as of December 31, 2025 and 2024:

(Dollars in Thousands)	December 31, 2025		December 31, 2024
Commercial real estate loans by geographic location (County)	Amount	% of Commercial Real Estate Loans	Amount	% of Commercial Real Estate Loans
Stanislaus	205,548	20.4%	$209,459	21.8%
San Joaquin	178,183	17.6%	174,615	18.2%
Sacramento	140,987	14.0%	130,976	13.6%
Fresno	77,083	7.6%	73,123	7.6%
Tuolumne	34,166	3.4%	34,852	3.6%
Merced	29,437	2.9%	28,349	3.0%
Contra Costa	25,685	2.5%	23,019	2.4%
Yolo	24,355	2.4%	21,752	2.3%
Shasta	23,212	2.3%	28,066	2.9%
Placer	22,649	2.2%	17,066	1.8%
Tulare	20,559	2.0%	12,732	1.3%
Marin	19,879	2.0%	20,454	2.1%
Solano	19,696	2.0%	18,515	1.9%
Santa Clara	18,698	1.9%	13,961	1.5%
Sutter	16,157	1.6%	15,109	1.6%
Alameda	14,436	1.4%	15,130	1.6%
Sonoma	13,033	1.3%	13,506	1.4%
Napa	10,521	1.0%	5,057	0.5%
Other	115,882	11.5%	103,917	10.9%
Total	$1,010,166	100.0%	$959,658	100.0%

Construction and land loans are classified as commercial real estate loans and increased $30.2 million in 2025 as compared to 2024.  The table below shows an analysis of construction and land loans by type and location. Non-owner-occupied land loans of $4.8 million as of December 31, 2025 included loans for land specified for commercial development of $3.9 million and for residential development of $1.0 million, the majority of which are located in Stanislaus County.

Construction and Land Loans Outstanding by Type and Geographic Location

(Dollars in Thousands)	December 31, 2025		December 31, 2024
Construction and land loans by type	Amount	% of Construction and Land Loans	Amount	% of Construction and Land Loans
Single family non-owner-occupied	$0	0.0%	$1,613	9.1%
Commercial non-owner-occupied	38,530	80.2%	9,656	54.2%
Commercial owner-occupied	4,670	9.7%	923	5.2%
Land non-owner-occupied	4,837	10.1%	5,620	31.5%
Total	$48,037	100.0%	$17,812	100.0%

Construction and land loans by geographic location (County)	Amount	% of Construction and Land Loans	Amount	% of Construction and Land Loans
Fresno	$13,094	27.3%	$2,180	12.2%
Tulare	11,959	24.9%	0	0.0%
Santa Clara	8,459	17.6%	2,547	14.3%
San Joaquin	6,487	13.5%	1,734	9.7%
Sacramento	3,970	8.2%	0	0.0%
Stanislaus	2,344	4.9%	3,116	17.5%
Contra Costa	989	2.1%	989	5.6%
Placer	735	1.5%	2,435	13.7%
Shasta	0	0.0%	2,150	12.1%
Merced	0	0.0%	1,478	8.3%
Other	0	0.0%	1,183	6.6%
Total	$48,037	100.0%	$17,812	100.0%

Loan Maturities

The following table shows the contractual maturity distribution and repricing intervals of the outstanding loans in our portfolio, as of December 31, 2025. In addition, the table shows the distribution of such loans between those with variable or floating interest rates and those with fixed or predetermined interest rates. The large majority of the variable rate loans are tied to independent indices (such as the Wall Street Journal prime rate or a Treasury Constant Maturity Rate). Substantially all loans with an original term of more than five years have provisions for the fixed rates to reset, or convert to a variable rate, after one, three or five years and are therefore classified as a variable rate loan in the table below.

	Loan Maturity and Repricing Schedule at December 31, 2025
(in thousands)	Within 1 Year	After 1 But Within 5 Years	After 5 But Within 15 Years	After 15 Years	Total

Commercial real estate
Construction & land	$39,101	$616	$8,320	$0	48,037
Multi-family	24,134	55,680	21,110	0	100,924
Owner occupied	15,400	112,775	97,210	146	225,531
Non-owner occupied	67,891	302,685	175,383	0	545,959
Farmland	7,569	43,555	38,591	0	89,715
Commercial & Industrial	18,871	40,073	11,315	3	70,262
Consumer	14,939	12,891	6,522	144	34,496
Agriculture	23,615	3,379	2,012	0	29,006
Unearned income	(359)	(971)	(613)	0	(1,943)
Total loans, net of unearned income	$211,161	$570,683	$359,850	$293	$1,141,987

Loans with variable (floating) interest rates	$150,995	$399,386	59,089	$0	$609,470
Loans with predetermined (fixed) interest rates	$60,166	$171,297	300,761	$293	$532,517

The majority of the properties taken as collateral are located in Northern California. We employ strict guidelines regarding the use of collateral located in less familiar market areas. Positive trends in Northern California real estate values, the low loan-to-value ratios in our commercial real estate portfolio, and the significant percentage of owner-occupied properties further solidify our credit quality position.

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

Loans are generally placed on non-accrual status when they become 90 days past due, unless management believes the loan is adequately collateralized and in the process of collection. The past due loans may or may not be adequately collateralized, but collection efforts are continuously pursued. Loans may be restructured by management when a borrower has experienced some changes in financial status, causing an inability to meet the original repayment terms, and where we believe the borrower will eventually overcome those circumstances and repay the loan in full. OREO consists of properties acquired by foreclosure or similar means and which management intends to offer for sale. The Company had one non-owner occupied commercial real estate loan with a balance of $4,587,000 classified as a nonperforming loan as of December 31, 2025, as compared to no nonperforming loans as of December 31, 2024.

The Company held no OREO properties as of December 31, 2025 and 2024. Accordingly, the Company had non-performing assets of $4,587,000 and $0 recorded on the balance sheet as of December 31, 2025 and 2024, respectively.

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

The allowance for credit losses increased to $12,381,000 as of December 31, 2025, as compared with $11,460,000 at December 31, 2024. The allowance for credit losses as a percentage of total loans increased to 1.08% as of December 31, 2025, as compared to 1.04% as of December 31, 2024, due to changes in the macro-economic indicators and qualitative factors used within our CECL model. Based on the current conditions of the loan portfolio, management believes that the $12,381,000 allowance for credit losses at December 31, 2025 is adequate to absorb losses inherent in our loan portfolio. No assurance can be given, however, that adverse economic conditions or other circumstances will not result in increased losses in the portfolio.

Diversification, low loan-to-values, strong credit quality and enhanced credit monitoring contribute to a reduction in the portfolio’s overall risk in recent years and help to offset the various inherent credit risks. We continue to monitor the impact of the economic environment, and adjustments to the provision for credit loss will be made accordingly. During 2025, the Company recognized net loan charge-offs of $65,000, as compared to net loan recoveries of $2,184,000 in 2024.

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

The table below summarizes, for the periods indicated, loan balances at the end of each period, the daily averages during the period, changes in the allowance for credit losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance and certain ratios related to the allowance for credit losses:

Allowance for Credit Losses

	December 31,	December 31,
(Dollars in thousands)	2025	2024
Balances:
Average total loans outstanding during period	$1,104,946	$1,058,294
Total loans outstanding at end of period	$1,143,930	$1,106,535
Net loan (chargeoffs) recoveries	$(65)	$2,184
Provision for (reversal of) credit losses	$805	$(1,620)
Allowance for credit losses at end of period	$12,381	$11,460

Ratios:
Net loan (chargeoffs) recoveries to average total loans	(0.01%)	0.21%
Allowance for loan losses to total loans at end of period	1.08%	1.04%
Net loan (chargeoffs) recoveries to allowance for loan losses at end of period	(0.52%)	19.06%
Net loan chargeoffs to provision for loan losses	8.07%	NA
Nonperforming loans as a percentage of total loans	0.40%	0.00%
Allowance for loan losses as a percentage of nonperforming loans	269.91%	NA

The table below summarizes the allowance for credit loss balance by type of loan balance at the end of each period (See “Loan Portfolio” above for a description of each type of loan balance):

Allocation of the Allowance for Credit Losses

(Dollars in thousands)	December 31, 2025		December 31, 2024
	Amount	% of Allowance for Loan Losses	Amount	% of Allowance for Loan Losses
Applicable to:
Commercial real estate
Construction & land	$913	7.4%	$258	2.3%
Multi-family	661	5.3%	737	6.4%
Owner occupied	1,418	11.4%	1,503	13.1%
Non-owner occupied	7,027	56.8%	6,401	55.9%
Farmland	1,522	12.3%	1,665	14.5%
Commercial and Industrial	533	4.3%	645	5.6%
Consumer	221	1.8%	175	1.5%
Agriculture	86	0.7%	76	0.7%
Total Allowance	$12,381	100.0%	$11,460	100.0%

Other Earning Assets

For various business purposes, we make investments in earning assets other than the interest-earning securities and loans discussed above. The primary other earning assets held by the Company as of December 31, 2025 and 2024, includes the cash surrender value of the BOLI policies, FHLB stock and Federal Reserve Bank stock. During 2024, we purchased three new life insurance policies on executive officers for a total investment of $5,000,000, compared to no purchases in 2025.

During 2018, 2022 and 2025, we committed to invest $5,000,000, $10,500,000 and $5,000,000, respectively, in low-income housing tax credit funds (“LIHTC”) to promote our participation in CRA activities, which had unfunded commitments of $4,598,000 and $5,664,000 as of December 31, 2025 and 2024, respectively. For LIHTC investments, we receive the return in the form of tax credits and tax deductions over a period of approximately 15 years.

In 2017, we made a $1,000,000 commitment as a limited partner, to a small business private equity partnership to promote our participation in CRA activities. The value is recorded at fair market value with market gains or losses recorded to other income in the consolidate financial statements. As of December 31, 2025, we have no remaining undisbursed commitments.

The balances of other earning assets as of December 31, 2025 and December 31, 2024 were as follows:

(in thousands)	December 31, 2025	December 31, 2024
BOLI	$36,899	$37,558
LIHTCs	$14,840	$11,354
Small business private equity partnership	$1,099	$1,063
Federal Reserve Bank Stock	$754	$755
FHLB Stock	$6,307	$5,531

Deposits and Other Sources of Funds

Deposits

Total deposits at December 31, 2025 and 2024 were $1,792,962,000 and $1,695,690,000, respectively, representing an increase of $97,272,000 or 5.7% in 2025. The average deposits for the year ended December 31, 2025 increased $76,939,000 or 4.6% to $1,732,984,000 compared to $1,656,045,000 for the year ended December 31, 2024. Deposit data analysis has resulted in an estimate of $869,509,000 in uninsured deposits, representing the balance that is not covered by FDIC insurance limits as of December 31, 2025.

Deposits are the Company’s primary source of funds. Due to strategic emphasis by management, core deposits (based on a definition provided by FDIC’s Uniform Bank Performance Report) increased by $91,006,000 or 5.5% in 2025 to $1,745,706,000 at December 31, 2025. The percentage of core deposits to total deposits decreased slightly to 97.4% at December 31, 2025 as compared to 97.6% at December 31, 2024. The average rate paid on time deposits in denominations of over $250,000 was 3.53% and 3.35% for the years ended December 31, 2025 and 2024, respectively. The composition and cost of the Company's deposit base are important components in analyzing the Company's net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein. See “Net Interest Income and Net Interest Margin” for further discussion.

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

The following tables summarize the distribution of average daily deposits and the average daily rates paid for the periods indicated:

Distribution of Average Daily Deposits

	Average Deposits
	2025		2024
	Average	Average	Average	Average
(Dollars in Thousands)	Balance	Rate	Balance	Rate

Demand	$1,124,766	0.26%	$1,068,523	0.23%
Money market	387,662	1.71%	383,171	1.99%
Savings	118,970	0.10%	128,203	0.14%
Time deposits $250,000 and under	66,341	3.54%	47,311	3.57%
Time deposits over $250,000	35,245	3.53%	28,837	3.35%
Total deposits	$1,732,984	0.77%	$1,656,045	0.78%

The scheduled maturities of our time deposits in denominations of more than $250,000 at December 31, 2025 are as follows:

Maturities of Time Deposits over $250,000

(Dollars in Thousands)

Three months or less	$10,983
Over three months through six months	24,132
Over six months through twelve months	8,023
Over twelve months	758
Total	$43,896

Because our client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Four of our clients carry deposit balances of more than 1% of our total deposits, one of which had a deposit balance of more than 3% of total deposits at December 31, 2025. The Company had no brokered deposits as of December 31, 2025 and 2024.

FHLB Borrowings

Although deposits are the primary source of funds for our lending and investment activities and for general business purposes, we may obtain advances from the FHLB as an alternative to retail deposit funds. We had no outstanding balances as of December 31, 2025 and 2024. The average balance of FHLB advances outstanding in 2025 and 2024 was $0. See “Liquidity Management” below for the details on the FHLB borrowings program.

Deferred Compensation Obligations

We maintain a nonqualified, unfunded deferred compensation plan for certain key management personnel.  Under this plan, participating employees may defer compensation, which will entitle them to receive certain payments upon retirement, death, or disability.  The plan provides for payments commencing upon retirement and reduced benefits upon early retirement, disability, or termination of employment. As of December 31, 2025 and 2024, our aggregate payment obligations under this plan totaled $13.7 million and $14.1 million, respectively.

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

Since our deposit growth strategy emphasizes core deposit growth, we have avoided relying on brokered deposits as a consistent source of funds. The Company had no brokered deposits as of December 31, 2025 and 2024.

As a secondary source of liquidity, we rely on advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of our loan portfolio and stock issued by the FHLB. The FHLB determines limitations on the amounts of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of December 31, 2025 and 2024, the Company had no FHLB advances outstanding and had sufficient collateral to borrow an additional $401.7 million and $364.4 million, respectively. In addition, the Company had lines of credit with its correspondent banks to purchase overnight federal funds totaling $70 million at December 31, 2025 and 2024. No advances were made on these lines of credit as of December 31, 2025 and 2024.

The Company’s liquidity depends primarily on dividends paid to it as the sole shareholder of the Bank. The Bank’s ability to pay dividends to the Company may depend on whether the Bank will be in a position to pay dividends based on regulatory requirements and the performance of the Bank.

Maintenance of adequate liquidity requires that sufficient resources be available at all time to meet our cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves our ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. For this purpose, we maintain a portion of our funds in cash and cash equivalents, loans and securities available for sale. Our liquid assets at December 31, 2025 and 2024 totaled approximately $517.6 million and $431.8 million, respectively. Our liquidity level measured as the percentage of liquid assets to total assets was 25.6% and 22.7% as of December 31, 2025, and 2024, respectively.

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

The following tables summarizes short- and long-term material cash requirements as of December 31, 2025, which we believe that we will be able to fund these obligations through cash generated from our operations and available alternative sources of funds (dollars in thousands):

(in thousands)	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
LIHTC capital contributions payable	$1,828	$2,210	$145	$415	$4,598
Operating lease obligations	1,626	3,051	2,507	1,475	8,659
Supplemental retirement plans	135	578	580	12,420	13,713
Time deposit maturities	110,745	2,292	32	0	113,069
Total	$114,334	$8,131	$3,264	$14,310	$140,039

Capital Resources and Capital Adequacy Requirements

In the past two years, our primary source of capital has been internally generated operating income through retained earnings. At December 31, 2025, total shareholders’ equity increased to $208.0 million, representing an increase of $24.5 million from December 31, 2024. The increase was due to net income of $23.9 million recorded to retained earnings, and other comprehensive income of $5.0 million, net of income tax benefit, due to the positive effect that lower long-term treasury yields had on the unrealized market value adjustment of our available-for-sale investment portfolio during 2025. Also, retained earnings was reduced by the common stock dividend payments totaling $5.0 million during 2025. As of December 31, 2025, we had no material commitments for capital expenditures.

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

As of December 31, 2025, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action. For more information on our capital resources and capital adequacy requirements, see Note 18 to the Consolidated Financial Statements in Item 8 of this report.

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

The planning of asset and liability maturities is an integral part of the management of an institution's net interest margin. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, the net interest margin may change over time. Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of loans or securities or in the form of delays in the adjustment of rates of interest applying to either earning assets with floating rates or to interest bearing liabilities. The Company has generally been able to control its exposure to changing interest rates by managing the mix of variable versus fixed rate earning assets and a vast majority of its deposits are non-maturing that reprice only at management’s discretion based on competition in the banking industry and liquidity needs of the Company.

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

Asset sensitivity indicates that in a rising interest rate environment the Company's net interest income would increase and in a decreasing interest rate environment the Company's net interest income would decrease. Liability sensitivity indicates that in a rising interest rate environment a Company's net interest income would decrease and in a decreasing interest rate environment the Company's net interest income would increase. For all of 2025, we were relatively neutral but slightly "asset-sensitive" meaning we expect our net interest income to increase as market rates increase and to decrease as market rates decrease. The relative level of asset sensitivity as of December 31, 2025 slightly increased as compared to December 31, 2024, primarily due to an increase in interest-bearing cash balances that have floating rates. In the decreasing interest rate environments, we show a decline in net interest income as interest-bearing assets re-price lower while deposits reach their floors and cannot be reduced further. Overall, these simulated changes to net interest income reflected by our model are not significant and interest rate risk is considered by management to be low.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the Independent Auditors’ Report appear on pages F-1 through F-43 of this Annual Report and are incorporated into this Item 8 by reference.

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

As required by SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of December 31, 2025, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on that assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no significant changes in the Company’s internal control over financial reporting during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the evaluation date.

ITEM 9B. OTHER INFORMATION

Insider Adoption or Termination of Trading Arrangements

During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company informed us of the adoption or termination of any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the section entitled “Corporate Governance and Board Matters,” “Information About Directors and Executive Officers” and “Corporate Governance - Insider Trading Policy” in our Proxy Statement to be filed prior to the 2026 Annual Meeting of Shareholders.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that for the 2025 fiscal year the officers and directors of the Company complied with all applicable filing requirements, except for the late filings for the directors in the table below:

Name	Form	Transaction Type	Transaction Date	# of Shares	Filing Date
Donald L. Barton	4	Sale	10/13/2025	375	10/16/2025
Allison C. Lafferty	4	Purchase	8/01/2025	165	8/14/2025

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Section entitled “Executive Compensation Discussion and Analysis” in our Proxy Statement to be filed prior to the 2026 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides information as of December 31, 2025 with respect to shares of our common stock that are authorized to be issued under the Company’s 2018 Equity Plan. Shares subject to restricted stock awards are not included in the table below.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders	0	$0	336,497
Equity Compensation Plans Not Approved by Shareholders	0	0	0
Total	0	$0	336,497

Certain information required by this Item is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed prior to the 2026 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the section entitled “Certain Relationship and Related Transactions” in our Proxy Statement to be filed prior to the 2026 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm is RSM US LLP, Issuing Office: Dallas, TX, PCAOB ID: 49.

The information required by this Item is incorporated by reference to “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement to be filed prior to the 2026 Annual Meeting of Shareholders.

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

(a)(3) Exhibits

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation of Oak Valley Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Form 10 filed on July 31, 2008).
3.2	First Amendment to Articles of Incorporation of Oak Valley Bancorp, Inc. (incorporated by reference to Exhibit 3.2 to the Form 10 filed on July 31, 2008).
3.3	Bylaws, as amended and restated on June 21, 2022 (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed on August 12, 2022).
4.1	Description of Securities of the Registrant (incorporated by reference to Exhibit 4.1 to the Form 10-K filed on March 13, 2020).
10.1	Oak Valley Community Bank Form of Director Retirement Agreement. (incorporated by reference to Exhibit 10.2 to the Form 10 filed on July 31, 2008).
10.2	Oak Valley Bancorp 2018 Equity Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders filed as of May 7, 2018). †
10.3	Oak Valley Community Bank Form of Executive Salary Continuation Agreement (incorporated by reference to Exhibit 10.4 to the Form 10-K filed on March 31, 2021).
10.4	Form of 2018 Equity Incentive Plan Stock Option Award Agreement (incorporated by reference to Exhibit 99.2 to the Form S-8 filed on June 28, 2018).†
10.5	Form of 2018 Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 99.3 to the Form S-8 filed on June 28, 2018).†
10.6	Form of 2018 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 99.4 to the Form S-8 filed on June 28, 2018).†
19.1	Oak Valley Bancorp Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Form 10-K filed on March 31, 2025).
21	Subsidiaries of the Issuer (incorporated by reference to Exhibit 21 to the Form 10 filed on July 31, 2008).
23.1	Consent of Independent Registered Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
97.1	Oak Valley Bancorp Clawback Policy (incorporated by reference to Exhibit 97.1 to the Form 10-K filed on April 1, 2024).
101

The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets as of December 31, 2025 and 2024, (ii) Consolidated Statements of Income for the Years Ended December 31, 2025 and 2024, (iii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025 and 2024, (iv) Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2025 and 2024, (v) Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and 2024, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Furnished, not filed.
†	Indicates management contract or compensatory plan.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, (the “1934 Act”) the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Oakdale, California on March 25, 2026.

OAK VALLEY BANCORP a California corporation

By:	/s/ CHRISTOPHER M. COURTNEY
Christopher M. Courtney, Chief Executive Officer

Pursuant to the requirements of the 1934 Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ DONALD L. BARTON	Director	March 25, 2026
Donald Barton

/s/ CHRISTOPHER M. COURTNEY	Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2026
Christopher M. Courtney

/s/ LYNN R. DICKERSON	Director	March 25, 2026
Lynn R. Dickerson

/s/ JEFFREY A. GALL	Chief Financial Officer (Principal Financial and Principal Accounting Officer)	March 25, 2026
Jeffrey A. Gall

/s/ JAMES L. GILBERT	Director	March 25, 2026
James L. Gilbert

/s/ ERICH A. HAIDLEN	Director	March 25, 2026
Erich A. Haidlen

/s/ H. RANDOLPH HOLDER	Director	March 25, 2026
H. Randolph Holder

/s/ DANIEL J. LEONARD	Director	March 25, 2026
Daniel J. Leonard

/s/ RICHARD A. McCARTY	President, Chief Operating Officer, and Director	March 25, 2026
Richard A. McCarty

/s/ JANET S. PELTON	Director	March 25, 2026
Janet S. Pelton

/s/ GARY J. STRONG	Director	March 25, 2026
Gary J. Strong

/s/ TERRANCE P. WITHROW	Director	March 25, 2026
Terrance P. Withrow

/s/ ALLISON C. LAFFERTY	Director	March 25, 2026
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

Our management has evaluated our internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO 2013) of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

/s/ CHRISTOPHER M. COURTNEY	/s/ JEFFREY A. GALL
Christopher M. Courtney, Chief Executive Officer	Jeffrey A. Gall, Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Oak Valley Bancorp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Oak Valley Bancorp and its subsidiary (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

As described in Notes 1 and 4 to the financial statements, the Company's allowance for credit losses (allowance) is deducted from the amortized cost basis of loans to present the net amount expected to be collected on the loans. The measurement of expected credit losses is based on relevant information, which includes historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount over the contractual life. The total allowance represented $12,381,000 at December 31, 2025.

Management calculates the quantitative portion of collectively evaluated reserves for all loan segments using a discounted cash flow (DCF) methodology which is derived using reasonable and supportable economic forecasts and historical loss-rate data from both the Company and a selected peer group. To determine historical loss-rates, the Company calculates a cash flow projection using contractual terms, estimated prepayment speeds, estimated curtailment rates and other relevant data. A regression analysis is used that links historical losses of the Company and its peer group to two economic forecast data points: national unemployment rate and real gross domestic product to establish the loss rates applied to the projected cash flows. The Company utilizes a four-quarter forecast period, after which the expected default rates revert to the historical average over a four-quarter reversion period on a straight-line basis.

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

We identified the determination of the reasonable and supportable economic forecasts and qualitative factors as a critical audit matter because auditing management’s underlying assumptions required a high degree of complexity and auditor judgment and involved a high degree of estimation uncertainty.

The primary audit procedures we performed to address this critical audit matter included, among others:

●

Testing the data inputs used in the determination of the reasonable and supportable forecast and qualitative factors to ensure completeness and accuracy by comparing to internal or external information sources.

●

Evaluating the appropriateness and consistency of management’s judgments used in the development of the qualitative factors, including magnitude and directional consistency, and the relevance of the underlying data on which these factors are based upon and recalculating qualitative factors.

/s/ RSM US LLP

We have served as the Company's auditor since 2018.

Dallas, Texas

March 25, 2026

OAK VALLEY BANCORP

CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	December 31,	December 31,
	2025	2024
ASSETS
Cash and due from banks	$203,099	$138,481
Federal funds sold	29,080	30,270
Cash and cash equivalents	232,179	168,751

Securities - available for sale	543,532	526,496
Securities - equity investments	3,424	3,169
Loans, net of allowance for credit losses of $12,381 and $11,460 at December 31, 2025 and 2024, respectively	1,129,606	1,093,514
Cash surrender value of life insurance	36,899	37,558
Bank premises and equipment, net	19,047	16,319
Goodwill and other intangible assets, net	3,313	3,390
Deferred tax asset	13,578	15,501
Interest receivable and other assets	41,538	35,906
	$2,023,116	$1,900,604

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$1,792,962	$1,695,690
Interest payable and other liabilities	22,179	21,478
Total liabilities	1,815,141	1,717,168

Commitments and contingent liabilities (Note 12)

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,388,221 and 8,357,211 shares issued and outstanding at December 31, 2025 and 2024, respectively	25,435	25,435
Additional paid-in capital	6,819	6,199
Retained earnings	194,393	175,502
Accumulated other comprehensive loss, net of tax	(18,672)	(23,700)
Total shareholders’ equity	207,975	183,436

	$2,023,116	$1,900,604

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(dollars in thousands, except per share amounts)	YEAR ENDED DECEMBER 31,
	2025	2024
INTEREST INCOME
Interest and fees on loans	$58,346	$53,406
Interest on securities	21,429	20,693
Interest on federal funds sold	1,343	1,547
Interest on deposits with banks	6,804	7,248
Total interest income	87,922	82,894

INTEREST EXPENSE
Deposits	13,307	12,860
Total interest expense	13,307	12,860

Net interest income	74,615	70,034
Provision for (reversal of) credit losses	805	(1,620)
Net interest income after provision for (reversal of) credit losses	73,810	71,654

NON-INTEREST INCOME
Service charges on deposits	1,785	1,682
Debit card transaction fee income	1,673	1,738
Earnings on cash surrender value of life insurance	1,197	1,052
Mortgage commissions	33	31
(Loss) gain on sales and calls of available-for-sale securities	(4)	114
Other	2,430	1,938
Total non-interest income	7,114	6,555

NON-INTEREST EXPENSE
Salaries and employee benefits	30,839	28,640
Occupancy expenses	4,744	4,610
Data processing fees	3,029	2,814
Regulatory assessments	1,120	1,090
Other operating expenses	10,542	8,863
Total non-interest expense	50,274	46,017

Net income before provision for income taxes	30,650	32,192

Total provision for income taxes	6,737	7,244
Net Income	$23,913	$24,948

Net income per share	$2.90	$3.04

Net income per diluted share	$2.88	$3.02

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	YEAR ENDED DECEMBER 31,
(dollars in thousands)	2025	2024

Net income	$23,913	$24,948
Other comprehensive income (loss):
Unrealized holding gain (loss) arising during the period	7,135	(6,337)
Less: reclassification for net loss (gain) included in net income	4	(114)
Other comprehensive income (loss), before tax	7,139	(6,451)
Tax (expense) benefit related to items of other comprehensive income	(2,111)	1,907
Total other comprehensive income (loss)	5,028	(4,544)
Comprehensive income	$28,941	$20,404

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	YEARS ENDED DECEMBER 31, 2025 AND 2024
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balances, January 1, 2025	8,357,211	$25,435	$6,199	$175,502	$(23,700)	$183,436
Restricted stock issued	48,883	0	0	0	0	0
Restricted stock forfeited	(7,500)	0	0	0	0	0
Restricted stock surrendered for tax withholding	(10,373)	0	(284)	0	0	(284)
Cash dividends declared $0.60 per share of common stock	0	0	0	(5,022)	0	(5,022)
Stock based compensation	0	0	904	0	0	904
Other comprehensive gain	0	0	0	0	5,028	5,028
Net income	0	0	0	23,913	0	23,913
Balances, December 31, 2025	8,388,221	$25,435	$6,819	$194,393	$(18,672)	$207,975

Balances, January 1, 2024	8,293,168	$25,435	$5,512	$154,301	$(19,156)	$166,092
Restricted stock issued	72,269	0	0	0	0	0
Restricted stock forfeited	(1,950)	0	0	0	0	0
Restricted stock surrendered for tax withholding	(6,276)	0	(158)	0	0	(158)
Cash dividends declared $0.45 per share of common stock	0	0	0	(3,747)	0	(3,747)
Stock based compensation	0	0	845	0	0	845
Other comprehensive loss	0	0	0	0	(4,544)	(4,544)
Net income	0	0	0	24,948	0	24,948
Balances, December 31, 2024	8,357,211	$25,435	$6,199	$175,502	$(23,700)	$183,436

See accompanying notes

OAK VALLEY BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(dollars in thousands)	YEAR ENDED DECEMBER 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,913	$24,948
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) credit losses	805	(1,620)
Increase in deferred fees/costs, net	380	156
Depreciation	1,380	1,325
Amortization of investment securities, net	808	838
Unrealized (gain) loss on equity securities	(133)	74
Amortization of operating lease right-of-use asset	(241)	(231)
Stock based compensation	904	845
Loss (gain) on sales and calls of available-for-sale securities	4	(114)
Earnings on cash surrender value of life insurance	(1,197)	(1,052)
Decrease (increase) in deferred tax asset	1,924	(2,254)
Gain on BOLI death benefit	(189)	0
(Decrease) increase in interest payable and other liabilities	(159)	914
Increase in interest receivable	(320)	(173)
Decrease in other assets	788	1,980
Net cash provided by operating activities	28,667	25,636

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(59,387)	(104,124)
Purchases of equity securities	(122)	(112)
Proceeds from the sale of available-for-sale securities	0	28,258
Proceeds from maturities, calls, and principal paydowns of available-for-sale-securities	48,678	60,274
Investment in LIHTC	(6,067)	(4,119)
Net increase in loans	(37,277)	(87,773)
Purchase of FHLB Stock	(776)	(329)
Purchase of BOLI policies	0	(5,000)
Proceeds from redemption of BOLI policies	1,854	0
Purchases of premises and equipment	(4,108)	(1,779)
Net cash used in investing activities	(57,205)	(114,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
Federal funds advances	35	35
Federal funds payments	(35)	(35)
Shareholder cash dividends paid	(5,022)	(3,747)
Net increase in demand deposits and savings accounts	75,597	9,283
Net increase in time deposits	21,675	35,873
Tax withholding payments on vested restricted shares surrendered	(284)	(158)
Net cash provided by in financing activities	91,966	41,251

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	63,428	(47,817)

CASH AND CASH EQUIVALENTS, beginning of period	168,751	216,568

CASH AND CASH EQUIVALENTS, end of period	$232,179	$168,751
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$13,280	$12,747
Operating leases	$1,578	$1,497
Income taxes	$5,080	$6,385

NON-CASH INVESTING ACTIVITIES:
Change in unrealized gain (loss) on securities	$7,139	$(6,451)
Change in contributions payable to LIHTC limited partner investment	$5,000	$0
Right-of-use asset obtained in exchange for new operating lease liability	$(1,927)	$(1,113)

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

The Company was incorporated under the laws of the State of California on May 31, 1990 and began operations in Oakdale on May 28, 1991. The Company operates branches in Oakdale, Sonora, Bridgeport, Bishop, Mammoth Lakes, Modesto, Manteca, Patterson, Turlock, Ripon, Stockton, Escalon, Sacramento, Roseville, and Lodi California. The Bridgeport, Mammoth Lakes, and Bishop branches operate as a separate division, Eastern Sierra Community Bank. The Company’s primary source of revenue is providing loans to customers who are predominantly middle-market businesses.

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

Subsequent events — The Company has evaluated events and transactions subsequent to December 31, 2025 through the date of the filing for potential recognition or disclosure.

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

The unrealized losses are due primarily to rising market yields and not due to credit deterioration. As such, no ACL on available-for-sale securities has been established as of December 31, 2025 and 2024. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

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

Allowance for credit losses (“ACL”) — Under ASC topic 326, the allowance for credit losses is deducted from the amortized cost basis to present the net amount expected to be collected on the loans. The measurement of expected credit losses is based on relevant information, which includes experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount over the remaining contractual life. The Company’s ACL is calculated monthly, with any difference in the calculated ACL and the recorded ACL trued-up through an entry to the provision for credit losses. Management calculates the quantitative portion of collectively evaluated reserves for all loan categories, using a discounted cash flow (“DCF”) methodology. For purposes of estimating the Company’s ACL, management generally evaluates collectively evaluated loans by federal call code in order to group loans with similar risk characteristics together, however management has grouped loans in selected call codes together in determining portfolio segments, due to similar risk characteristics and reserve methodologies used for certain call code classifications.

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

The method for calculating the allowance for unfunded loan commitments is based on applying an estimated funding rate to the unfunded loan commitment balance to determine a projected cashflow schedule. Then the quantitative loan loss rate from each loan pool as calculated in the DCF model described above is used to calculate the allowance for unfunded loan commitments which is included in interest payable and other liabilities on the consolidated balance sheet.

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

The Company files income tax returns in the U.S. federal jurisdiction, and the State of California. With few exceptions, the Company is no longer subject to U.S. federal tax examinations by tax authorities for years before 2022 or to state/local income tax examinations by tax authorities for years before 2021.

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

For additional information regarding these investments, see “Note 20 – Variable Interest Entities.”

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

Advertising costs — The Company expenses advertising costs as they are incurred. Advertising expense was $1,047,000 and $922,000 for the years ended December 31, 2025 and 2024, respectively.

Comprehensive income — Comprehensive income is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes items previously recorded directly to shareholders’ equity, such as unrealized gains and losses on securities available for sale. Comprehensive income is presented in the statements of comprehensive income and as a component of shareholders’ equity. For the years ended December 31, 2025 and 2024, a loss of $4,000 and a gain of $80,000, net of tax, respectively, was reclassified from comprehensive income into net income related to called and sold available for sale securities.

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

Earnings per common share (“EPS”) —  EPS is based upon the weighted average number of common shares outstanding during each year. The table in footnote 11 shows: (1) weighted average basic shares, (2) effect of dilutive securities related to stock options and non-vested restricted stock, and (3) weighted average diluted shares. Basic EPS are calculated by dividing net income by the weighted average number of common shares outstanding during each period, excluding dilutive stock options and unvested restricted stock awards. Diluted EPS are calculated using the weighted average diluted shares. The total dilutive shares included in annual diluted EPS is a year-to-date weighted average of the total dilutive shares included in each quarterly diluted EPS computation under the treasury stock method. We have two forms of outstanding common stock: common stock and unvested restricted stock awards. Holders of restricted stock awards receive non-forfeitable dividends at the same rate as common stockholders and they both share equally in undistributed earnings. Therefore, under the two-class method, the difference in EPS is not significant for these participating securities.

Stock based compensation — The Company recognizes in the consolidated statements of income the grant-date fair value of restricted stock, stock options and other equity-based forms of compensation issued to employees over the employees’ requisite service period (generally the vesting period). The Company uses the straight-line recognition of expenses for awards with graded vesting. The fair value of each restricted stock grant is based on the closing market price of the Company’s stock on the date of grant. The Company issued restricted stock grants totaling 48,883 and 72,269 shares in 2025 and 2024, respectively.

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of December 31, 2025 and 2024. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

Goodwill and other intangible assets — As of December 31, 2025 intangible assets are comprised of goodwill of $3,313,000, which was acquired through a business combination, as compared to goodwill of $3,313,000 and core deposit intangible of $77,000 as of December 31, 2024. Intangible assets with definite useful lives are amortized over their respective estimated useful lives. If an event occurs that indicates the carrying amount of an intangible asset may not be recoverable, management reviews the asset for impairment. Any goodwill and any intangible asset acquired in a purchase business combination determined to have an indefinite useful life is not amortized, but is evaluated for impairment, at a minimum, on an annual basis.

The core deposit intangible represents the estimated future benefits of acquired deposits and is booked separately from the related deposits. The value of the core deposit intangible asset was determined using a discounted cash flow approach to arrive at the cost differential between the core deposits (non-maturity deposits such as transaction, savings and money market accounts) and alternative funding sources. The core deposit intangible is amortized on an accelerated basis over an estimated ten-year life, and it is evaluated periodically for impairment. At December 31, 2025, the core deposit intangibles was fully amortized and there is no future amortization expense.

The Company applies a qualitative analysis of conditions in order to determine if it is more likely than not that the carrying value is impaired. In the event that the qualitative analysis suggests that the carrying value of goodwill may be impaired, the Company uses several quantitative valuation methodologies in evaluating goodwill for impairment that includes assumptions made concerning the future earnings potential of the organization, and a market-based approach that looks at values for organizations of comparable size, structure and business model. The current year's review of qualitative factors did not indicate that impairment has occurred, as such no quantitative analysis was performed at December 31, 2025 and 2024.

Recently Issued Accounting Standards —

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). The update requires enhanced disclosures about significant segment expenses, enhanced interim disclosure requirements, clarification for when multiple segment measures of profit or loss can be disclosed and other requirements intended to improve overall reportable segment disclosures in annual and interim periods. ASU 2023-07 became effective in the annual period beginning on January 1, 2024 and became effective for interim periods beginning on January 1, 2025 with retrospective application to all prior periods presented. ASU 2023-07 did not have a material impact on disclosures, as the Company operates as a single segment and reporting unit.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires additional annual disclosures including further disaggregation of information in the rate reconciliation, additional information for reconciling items meeting a quantitative threshold, further disaggregation of income taxes paid and other required disclosures. ASU 2023-09 became effective for the Company in the annual period beginning on January 1, 2025 with retrospective application to all prior periods presented. ASU 2023-09 did not have a material impact on the Company’s income tax disclosures or financial statements.

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

NOTE 2 — CASH AND DUE FROM BANKS

Cash and due from banks includes balances with the Federal Reserve Bank and other correspondent banks. Prior to March 2020, the Federal Reserve Bank required the Company to maintain a minimum reserve balance based on a percentage of the Company’s deposit liabilities. Effective March 26, 2020, the Federal Reserve Bank reduced the reserve requirement ratios to zero percent, which eliminated the reserve requirements for all depository institutions. As of December 31, 2025 and 2024, the Company had Federal Reserve Bank balances of $175,988,000 and $102,484,000, respectively. In addition, the Company maintains other cash equivalent balances, of which insured balances totaled $27,559,000 and uninsured balances totaled $28,632,000 as of December 31, 2025.

NOTE 3 — SECURITIES

Equity Securities

The Company held equity securities with fair values of $3,424,000 and $3,169,000 at December 31, 2025 and December 31, 2024, respectively. There were no sales of equity securities during the year ended December 31, 2025 or 2024. Consistent with ASC Topic 326, these securities are carried at fair value with the changes in fair value recognized in the consolidated statements of income. Accordingly, the Company recognized an unrealized gain of $133,000 and an unrealized loss of $74,000 during the years ended December 31, 2025 and 2024, respectively.

Debt Securities

Debt securities have been classified in the financial statements as available for sale. The amortized cost and estimated fair values of debt securities as of December 31, 2025 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$104,672	$472	$(3,607)	$101,537
Collateralized mortgage obligations	34,977	140	(324)	34,793
Municipalities	359,902	1,012	(22,446)	338,468
SBA pools	561	1	(3)	559
Corporate debt	41,500	21	(1,109)	40,412
Asset backed securities	28,428	37	(702)	27,763
	$570,040	$1,683	$(28,191)	$543,532

The following tables detail the gross unrealized losses and fair values aggregated of debt securities by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2025.

(dollars in thousands)		Less than 12 months		12 months or more		Total
Description of Securities	Number of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	34	$11,992	$(312)	$58,074	$(3,295)	$70,066	$(3,607)
Collateralized mortgage obligations	7	8,188	(24)	5,849	(300)	14,037	(324)
Municipalities	120	46,898	(412)	261,876	(22,034)	308,774	(22,446)
SBA pools	5	135	(1)	379	(2)	514	(3)
Corporate debt	8	0	0	28,391	(1,109)	28,391	(1,109)
Asset backed securities	14	8,261	(33)	7,851	(669)	16,112	(702)
Total temporarily impaired securities	188	$75,474	$(782)	$362,420	$(27,409)	$437,894	$(28,191)

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

The unrealized losses are due primarily to rising market yields and not due to credit deterioration. As such, no ACL on available-for-sale securities has been established as of December 31, 2025 and 2024. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities at December 31, 2025, by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$100,096	$98,190
Due after one year through five years	183,201	172,793
Due after five years through ten years	143,410	132,901
Due after ten years	28,684	27,983
Subtotal	455,391	431,867
Mortgage-backed securities and collateralized mortgage obligations	114,649	111,665
Total	$570,040	$543,532

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

The Company recognized gross realized losses of $4,000 and gains of $8,000 during 2025 and 2024, respectively, on certain available-for-sale securities that were called. The Company did not sell any available-for-sale securities in 2025, as compared to eighteen available-for-sale securities sold in 2024 for a gain on sale of $106,000.

Securities carried at a fair value of $349,507,000 and $305,513,000 at December 31, 2025 and 2024, respectively, were pledged to secure deposits of public funds.

NOTE 4 — LOANS

The Company’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Sacramento, Placer, Inyo, and Mono Counties. As of December 31, 2025, approximately 88% of the Company’s loans are commercial real estate loans which includes construction loans. Approximately 6% of the Company’s loans are for general commercial uses including professional, retail, and small business. Additionally, 3% of the Company’s loans are for residential real estate and other consumer loans. The remaining 3% are agriculture loans.

Loan totals were as follows:

(in thousands)	December 31, 2025	December 31, 2024
Commercial real estate:
Construction & land	$48,037	$17,812
Multi-family	100,924	87,768
Owner occupied	225,531	229,961
Non-owner occupied	545,959	528,769
Farmland	89,715	95,348
Commercial and industrial	70,262	83,572
Consumer	34,496	33,969
Agriculture	29,006	29,336
Total loans	1,143,930	1,106,535

Less:
Deferred loan fees and costs, net	(1,943)	(1,561)
Allowance for credit losses	(12,381)	(11,460)
Net loans	$1,129,606	$1,093,514

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner occupied loans. At December 31, 2025 and 2024, approximately 22% and 24%, respectively, of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

Year-end non-accrual loans, segregated by class of loans were as follows:

	December 31, 2025				December 31, 2024
(in thousands)	Total Non- accrual Loans	Non- accrual without an Allowance	Non- accrual loans with an Allowance	90 Days or More Past Due and Accruing	Total Non- accrual Loans	Non- accrual without an Allowance	Non- accrual loans with an Allowance	90 Days or More Past Due and Accruing
Commercial real estate:
Construction & land	$0	$0	$0	$0	$0	$0	$0	$0
Multi-family	0	0	0	0	0	0	0	0
Owner occupied	0	0	0	0	0	0	0	0
Non-owner occupied	4,587	0	4,587	0	0	0	0	0
Farmland	0	0	0	0	0	0	0	0
Commercial and industrial	0	0	0	0	0	0	0	0
Consumer	0	0	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0	0	0
Total	$4,587	$0	$4,587	$0	$0	$0	$0	$0

The following table analyzes past due loans, segregated by class of loans, as of December 31, 2025 (in thousands):

December 31, 2025	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Commercial real estate:
Construction & land	$0	$0	$0	$0	$48,037	$48,037
Multi-family	0	0	0	0	100,924	100,924
Owner occupied	0	0	0	0	225,531	225,531
Non-owner occupied	0	0	0	0	545,959	545,959
Farmland	0	0	0	0	89,715	89,715
Commercial and industrial	0	0	0	0	70,262	70,262
Consumer	0	0	0	0	34,496	34,496
Agriculture	0	0	0	0	29,006	29,006
Total	$0	$0	$0	$0	$1,143,930	$1,143,930

The following table analyzes past due loans, segregated by class of loans, as of December 31, 2024 (in thousands):

December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Commercial real estate:
Construction & land	$0	$0	$0	$0	$17,812	$17,812
Multi-family	0	0	0	0	87,768	87,768
Owner occupied	0	0	0	0	229,961	229,961
Non-owner occupied	0	0	0	0	528,769	528,769
Farmland	0	0	0	0	95,348	95,348
Commercial and industrial	0	0	0	0	83,572	83,572
Consumer	0	0	0	0	33,969	33,969
Agriculture	0	0	0	0	29,336	29,336
Total	$0	$0	$0	$0	$1,106,535	$1,106,535

Collateral Dependent Loans. Management’s evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Prior to January 1, 2023, before CECL was adopted, collateral dependent loans are loans in which repayment is expected to be provided solely by the underlying collateral and there are no other available and reliable sources of repayment. Under CECL, loans can be determined to be collateral dependent if foreclosure of the loan’s underlying collateral is probable or as a practical expedient if the borrower is experiencing financial difficulties and the repayment is expected to be provided substantially through the operation or sale of the collateral. Loans are written down to the lower of cost or fair value of underlying collateral, less estimated costs to sell. The Company had one collateral dependent loan with a balance of $4,587,000 that was secured by a non-owner occupied commercial real estate property as of December 31, 2025. There were no collateral dependent loans as of December 31, 2024.

Loan Modification Disclosures Pursuant to ASU 2022-02 - The Company may agree to different types of concessions when modifying a loan. There were no loan modifications to borrowers experiencing financial difficulty, including principal forgiveness, rate reductions, payment deferral or term extension, during the years ended December 31, 2025 and 2024.

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

As of December 31, 2025 and 2024, there are no loans that are classified with risk grades of 8- Loss. The risk grades are reviewed every month, at a minimum and on an as-needed basis depending on the specific circumstances of the loan.

The following table summarizes loan risk grade totals by class and year of origination as of December 31, 2025. Risk grades 1 through 4(W) have been aggregated in the “Pass” line.

	As of December 31, 2025
(in thousands)	Term Loans Amortized Cost Basis by Origination Year
Risk Grade Ratings	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Commercial real estate - construction & land
Pass	$31,734	$13,689	$0	$1,649	$0	$965	$0	$48,037
Total commercial real estate - construction & land	31,734	13,689	0	1,649	0	965	0	48,037

Commercial real estate - multi-family
Pass	14,825	28,105	4,604	13,573	7,567	32,250	0	100,924
Total commercial real estate - multi-family	14,825	28,105	4,604	13,573	7,567	32,250	0	100,924

Commercial real estate - owner occupied
Pass	24,697	27,442	9,373	41,963	42,526	72,168	0	218,169
Special mention	0	0	0	0	7,097	265	0	7,362
Total commercial real estate - owner occupied	24,697	27,442	9,373	41,963	49,623	72,433	0	225,531

Commercial real estate - non-owner occupied
Pass	69,966	36,623	90,051	81,812	66,716	189,925	2,034	537,127
Special mention	0	0	0	0	0	4,246	0	4,246
Substandard	0	0	0	0	0	4,586	0	4,586
Total commercial real estate - non-owner occupied	69,966	36,623	90,051	81,812	66,716	198,757	2,034	545,959

Commercial real estate - Farmland
Pass	3,140	7,596	11,871	9,715	16,017	39,079	100	87,518
Special mention	0	0	0	0	0	2,197	0	2,197
Total commercial real estate - farmland	3,140	7,596	11,871	9,715	16,017	41,276	100	89,715

Commercial and Industrial
Pass	6,171	24,121	10,356	6,969	4,323	4,728	13,506	70,174
Substandard	0	0	0	78	0	10	0	88
Total commercial and industrial	6,171	24,121	10,356	7,047	4,323	4,738	13,506	70,262

Consumer
Pass	3,078	3,928	928	4,516	2,549	9,526	9,935	34,460
Substandard	1	0	0	0	0	35	0	36
Total consumer	3,079	3,928	928	4,516	2,549	9,561	9,935	34,496

Agriculture
Pass	1,500	235	3,162	669	1,101	265	21,346	28,278
Special mention	0	0	0	0	0	0	728	728
Total agriculture	1,500	235	3,162	669	1,101	265	22,074	29,006

Total by Risk Category
Pass	155,111	141,739	130,345	160,866	140,799	348,906	46,921	1,124,687
Special mention	0	0	0	0	7,097	6,708	728	14,533
Substandard	1	0	0	78	0	4,631	0	4,710
Total	$155,112	$141,739	$130,345	$160,944	$147,896	$360,245	$47,649	$1,143,930

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

The following table details activity in the ACL by portfolio segment for the years ended December 31, 2025 and 2024. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Credit Losses
For The Year Ended December 31, 2025 and 2024

(in thousands)
Year Ended December 31, 2025	CRE Construction & Land	CRE Multi- family	CRE Owner occupied	CRE Non- owner occupied	CRE Farmland	Commercial and Industrial	Consumer	Agriculture	Total
Beginning balance	$258	$737	$1,503	$6,401	$1,665	$645	$175	$76	$11,460
Charge-offs	0	0	0	0	0	0	(81)	0	(81)
Recoveries	0	0	0	0	0	0	16	0	16
Provision for (reversal of) credit losses	655	(76)	(85)	626	(143)	(112)	111	10	986
Ending balance	$913	$661	$1,418	$7,027	$1,522	$533	$221	$86	$12,381

Year Ended December 31, 2024
Beginning balance	$1,227	$667	$1,805	$4,805	$1,468	$650	$227	$47	$10,896
Charge-offs	0	0	0	0	0	0	(62)	0	(62)
Recoveries	2,230	0	0	0	0	0	16	0	2,246
(Reversal of) provision for credit losses	(3,199)	70	(302)	1,596	197	(5)	(6)	29	(1,620)
Ending balance	$258	$737	$1,503	$6,401	$1,665	$645	$175	$76	$11,460

The following table details the allowance for credit losses and ending gross loan balances as of December 31, 2025 and 2024, summarized by collective and individual evaluation methods of impairment.

(in thousands)
December 31, 2025	CRE Construction & Land	CRE Multi- family	CRE Owner occupied	CRE Non- owner occupied	CRE Farmland	Commercial and Industrial	Consumer	Agriculture	Total
Allowance for credit losses for loans:
Individually evaluated for impairment	$0	$0	$0	$1,289	$0	$0	$0	$0	$1,289
Collectively evaluated for impairment	913	661	1,418	5,738	1,522	533	221	86	11,092
	$913	$661	$1,418	$7,027	$1,522	$533	$221	$86	$12,381

Ending gross loan balances:
Individually evaluated for impairment	$0	$0	$0	$4,587	$0	$0	$0	$0	$4,587
Collectively evaluated for impairment	48,037	100,924	225,531	541,372	89,715	70,262	34,496	29,006	1,139,343
	$48,037	$100,924	$225,531	$545,959	$89,715	$70,262	$34,496	$29,006	$1,143,930

December 31, 2024
Allowance for credit losses for loans:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	258	737	1,503	6,401	1,665	645	175	76	11,460
	$258	$737	$1,503	$6,401	$1,665	$645	$175	$76	$11,460

Ending gross loan balances:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	17,812	87,768	229,961	528,769	95,348	83,572	33,969	29,336	1,106,535
	$17,812	$87,768	$229,961	$528,769	$95,348	$83,572	$33,969	$29,336	$1,106,535

The following table presents gross charge-offs for the year ended December 31, 2025 by portfolio class and origination year (dollars in thousands):

	Year Ended December 31, 2025
(in thousands)	Term Loans Charged-off by Origination Year
Charge-offs	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total
Commercial real estate:
Construction & land	$0	$0	$0	$0	$0	$0	$0	$0
Multi-family	0	0	0	0	0	0	0	0
Owner occupied	0	0	0	0	0	0	0	0
Non-owner occupied	0	0	0	0	0	0	0	0
Farmland	0	0	0	0	0	0	0	0
Commercial and industrial	0	0	0	0	0	0	0	0
Consumer	0	0	0	0	0	0	81	81
Agriculture	0	0	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$0	$81	$81

The following table presents gross charge-offs for the year ended December 31, 2024 by portfolio class and origination year (dollars in thousands):

	Year ended December 31, 2024
(in thousands)	Term Loans Charged-off by Origination Year
Chargeoffs	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total
Commercial real estate:
Construction & land	$0	$0	$0	$0	$0	$0	$0	$0
Multi-family	0	0	0	0	0	0	0	0
Owner occupied	0	0	0	0	0	0	0	0
Non-owner occupied	0	0	0	0	0	0	0	0
Farmland	0	0	0	0	0	0	0	0
Commercial and industrial	0	0	0	0	0	0	0	0
Consumer	0	0	0	0	0	0	62	62
Agriculture	0	0	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$0	$62	$62

Changes in the allowance for undisbursed loan commitments were as follows:

(in thousands)	Years Ended December 31,
	2025	2024
Balance, beginning of period	$346	$609
Reversal of off balance sheet commitments recorded in provision for credit losses	(182)	(263)
Provision for off balance sheet commitments recorded in non-interest expense	520	0
Balance, end of period	$684	$346

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

NOTE 5 — PREMISES AND EQUIPMENT

Major classifications of premises and equipment are summarized as follows:

(in thousands)	Years Ended December 31,
	2025	2024
Land	$5,512	$5,195
Building	15,701	10,967
Leasehold improvements	5,556	5,465
Furniture, fixtures, and equipment	6,600	5,382
Branch construction work-in-process	302	2,641
	$33,671	$29,650

Less accumulated depreciation	(14,624)	(13,331)
	$19,047	$16,319

Depreciation expense was $1,380,000 and $1,325,000 for the years ended December 31, 2025 and 2024, respectively.

NOTE 6 — INTEREST RECEIVABLE AND OTHER ASSETS

Interest receivable and other assets are summarized as follows:

(in thousands)	Years Ended December 31,
	2025	2024
Restricted equity securities	$7,061	$6,285
Interest income receivable on loans	3,510	3,268
Interest income receivable on investments	5,368	5,291
Investments in limited partnerships	16,032	12,417
Lease right of use asset	7,239	6,663
Prepaid expenses and other	2,328	1,982
	$41,538	$35,906

NOTE 7 — DEPOSITS

Deposit totals were as follows:

	DECEMBER 31,
(in thousands)	2025	2024
Demand	$1,180,953	$1,101,755
Money market deposit accounts	383,819	381,005
Savings	115,121	121,535
Time deposits $250,000 and under	69,173	53,803
Time deposits over $250,000	43,896	37,592
Total deposits	$1,792,962	$1,695,690

Time deposits issued and their remaining maturities at December 31, 2025, are as follows (in thousands):

Year ending December 31,
2026	$110,745
2027	1,752
2028	540
2029	32
$113,069

NOTE 8 — FHLB ADVANCES

At December 31, 2025, the Company had no outstanding advances from the Federal Home Loan Bank (“FHLB”). Unused and available advances totaled $401,673,000 at December 31, 2025.  Loans carried at $1,143,930,000 as of December 31, 2025, were pledged as collateral on advances from the Federal Home Loan Bank.

At December 31, 2024, the Company had no outstanding advances from the Federal Home Loan Bank (“FHLB”). Unused and available advances totaled $364,379,000 at December 31, 2024.  Loans carried at $1,106,535,000 as of December 31, 2024, were pledged as collateral on advances from the Federal Home Loan Bank.

NOTE 9 — INCOME TAXES

The provision for income taxes consists of the following:

(in thousands)	YEARS ENDED DECEMBER 31,
	2025	2024
Current
Federal	$3,958	$4,443
State	2,967	3,148
	6,925	7,591
Deferred
Federal	(19)	(152)
State	(169)	(195)
	(188)	(347)

	$6,737	$7,244

The components of the Company’s deferred tax assets and liabilities (included in accrued interest and other assets on the consolidated balance sheets), is shown below:

(in thousands)	DECEMBER 31,
	2025	2024
Deferred tax assets:
Allowance for credit losses	$3,659	$3,388
Restricted stock expense	153	169
Accrued vacation	174	134
Accrued salary continuation liability	1,905	1,855
Deferred compensation	74	78
Core deposit intangible	102	99
Merger costs	39	47
Reserve for undisbursed commitments	202	102
Operating lease liability	2,253	2,073
State income tax	607	638
Unrealized loss on equity securities	192	231
Accumulated depreciation	(31)	156
Unrealized loss on securities available for sale	7,839	9,949
	$17,168	$18,919
Deferred tax liabilities:
Prepaid expenses	(108)	(134)
FHLB dividends	(144)	(144)
Operating lease right-of-use asset	(2,140)	(1,970)
Deferred loan costs	(316)	(334)
Goodwill amortization	(653)	(588)
Limited partner investment in small business equity fund	(228)	(248)
	$(3,589)	$(3,418)

Net deferred income tax asset	$13,579	$15,501

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

The Company had no liabilities for unrecognized tax benefits as of December 31, 2025 and 2024.

The income tax provision effective tax rate for 2025 and 2024 differs from the current Federal statutory income tax as follows:

	YEAR ENDED DECEMBER 31,
	2025		2024
	Tax Provision	Effective Rate	Tax Provision	Effective Rate
Federal statutory income tax rate	$6,436	21.0%	$6,760	21.0%
California state taxes, net of federal tax benefit	2,625	8.6%	2,757	8.6%
Nontaxable or nondeductible items:
Tax exempt interest on municipal securities and loans	(1,584)	(5.2%)	(1,612)	(5.0%)
Other	(395)	(1.3%)	(204)	(0.7%)
Low-income housing tax credits	(345)	(1.1%)	(457)	(1.4%)
	$6,737	22.0%)	$7,244	22.5%

Oak Valley Bancorp files a consolidated return in the U.S. Federal tax jurisdiction and a combined report in the State of California tax jurisdiction.  None of the entities are subject to examination by taxing authorities for years before 2022 for U.S. federal or for years before 2021 for California. Total income taxes paid during the year ended December 31, 2025 totaled $2,275,000 and $2,805,000 for U.S. Federal tax and California state tax, respectively, as compared to $3,100,000 and $3,285,000 for the year ended December 31, 2024.

NOTE 10 — STOCK OPTION PLAN

The Company currently has one equity based incentive plan, the Oak Valley Bancorp 2018 Stock Plan. The 2018 Stock Plan provides for awards in the form of incentive stocks, non-statutory stock options, stock appreciation rights and restrictive stocks. Under the 2018 Plan, the Company is authorized to issue 607,500 shares of its common stock to key employees and directors as incentive and non-qualified stock options, respectively, at a price equal to the fair value on the date of grant. The Plan provides that the options are exercisable in equal increments over a five-year period from the date of grant or over any other schedule approved by the Board of Directors. All incentive stock options expire no later than ten years from the date of grant. As of December 31, 2025, 351,497 shares were available to be issued under the 2018 Stock Plan pursuant to new grants.

A summary of the status of the Company’s restricted stock and changes during the years ended December 31, 2025 and 2024 are presented below.

	DECEMBER 31, 2025		DECEMBER 31, 2024
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Unvested at beginning of year	132,707	$23.40	92,991	$21.96
Issued	48,883	$27.51	72,269	$24.31
Vested	(35,125)	$22.31	(30,603)	$20.55
Forfeited	(7,500)	$24.13	(1,950)	$22.75
Unvested at end of year	138,965	$25.08	132,707	$23.40

The Company issued 48,883 shares of restricted stock in 2025 with a weighted average fair value of $27.51 per share. For the year ended December 31, 2025, total compensation expense recorded in the consolidated statements of income related to restricted stock awards was $904,000, with an offsetting tax benefit of $267,000, as this expense is deductible for income tax purposes. The Company recorded an additional tax benefit of $52,000 to income tax expense to adjust for the full tax deduction of the vested restricted stock, which is equal to the fair value on the vesting date, as the restricted stock expense is based on the grant date fair value. As of December 31, 2025, there was $2,775,000 of total unrecognized compensation cost related to restricted stock awards which is expected to be recognized over a weighted-average period of 3.37 years. During 2025, shares of restricted stock awards totaling 35,125 with a fair value of $960,000, based on the vested date of each award, were vested and became unrestricted.

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

NOTE 11 — EARNINGS PER SHARE

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

The Company’s calculation of EPS including basic EPS, which does not consider the effect of common stock equivalents and diluted EPS, which considers all dilutive common stock equivalents is as follows:

	YEAR ENDED DECEMBER 31, 2025
(dollars in thousands)	Income (Numerator)	Weighted Avg Shares (Denominator)	Per-Share Amount
Basic EPS:
Net income	$23,913	8,243,285	$2.90

Effect of dilutive securities:
Non-vested restricted stock	—	48,616
Total dilutive shares		48,616

Diluted EPS:
Net income per diluted share	$23,913	8,291,901	$2.88

	YEAR ENDED DECEMBER 31, 2024
(dollars in thousands)	Income (Numerator)	Weighted Avg Shares (Denominator)	Per-Share Amount
Basic EPS:
Net income	$24,948	8,218,846	$3.04

Effect of dilutive securities:
Non-vested restricted stock	—	40,011
Total dilutive shares		40,011

Diluted EPS:
Net income per diluted share	$24,948	8,258,857	$3.02

NOTE 12 — COMMITMENTS AND CONTINGENT LIABILITIES

The Company is obligated for rental payments under certain operating lease agreements, some of which contain renewal options and escalation clauses that provide for increased rentals. Total rental expense for the years ended December 31, 2025 and 2024, was $1,608,000 and $1,542,000, respectively.

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

The Company determined the operating lease liability for new lease agreements and renewal options in 2025 and 2024 by calculating the present value of future cash payments, excluding any future renewal options as it was not reasonably certain that they will be exercised. A discount rate was applied to the cash obligation schedule to calculate the present value of the operating lease liability. The discount rate was based on our incremental borrowing rate through our line of credit with the FHLB, for the borrowing term that was equal to the term of each lease. As of December 31, 2025, the weighted average remaining term of the lease contracts was 5.7 years, and the weighted average discount rate used to calculate the present value of the operating lease liability was 3.15%. As of December 31, 2024, the weighted average remaining term of the lease contracts was 6.6 years, and the weighted average discount rate used to calculate the present value of the operating lease liability was 3.24%. The operating lease liability totaled $7,619,000 and $7,013,000 as of December 31, 2025 and 2024, respectively, and is included in interest payable and other liabilities in the consolidated balance sheet. The ROU asset totaled $7,239,000 and $6,663,000 as of December 31, 2025 and 2024, respectively, is recorded in interest receivable and other assets on the consolidated balance sheet.

At December 31, 2025, the future minimum commitments under these operating leases are as follows (in thousands):

Year ending December 31,
2026	$1,626
2027	1,535
2028	1,516
2029	1,374
2030	1,133
Thereafter	1,475
$8,659
Reconciling items:
Present value discount	(1,040)
Present value of lease liabilities	$7,619

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

Financial instruments at December 31, 2025 whose contract amounts represent credit risk:

Contract
(in thousands)	Amount

Undisbursed loan commitments	$195,467
Checking reserve	793
Equity lines	18,617
Standby letters of credit	4,115
$218,992

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

NOTE 13 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The consolidated financial statements include various estimated fair value information as of December 31, 2025 and 2024. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between levels during the years ended December 31, 2025 and 2024.

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

The estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2025 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$232,179	$232,179	1
Restricted equity securities	7,061	7,061	2
Loans, net	1,129,606	1,085,650	3
Interest receivable	8,879	8,879	2

Financial liabilities:
Deposits	(1,792,962)	(1,792,794)	3
Interest payable	(268)	(268)	2

The estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2024 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$168,751	$168,751	1
Restricted equity securities	6,285	6,285	2
Loans, net	1,093,514	1,037,104	3
Interest receivable	8,559	8,559	2

Financial liabilities:
Deposits	(1,695,690)	(1,695,342)	3
Interest payable	(241)	(241)	2

The following table presents the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the consolidated balance sheets at each respective period end, by level within the fair value hierarchy as of December 31, 2025 and 2024.

	Fair Value Measurements at December 31, 2025 Using
(in thousands)	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$101,537	$0	$101,537	$0
Collateralized mortgage obligations	34,793	0	34,793	0
Municipalities	338,468	0	338,468	0
SBA pools	559	0	559	0
Corporate debt	40,412	0	40,412	0
Asset backed securities	27,763	0	27,763	0

Equity Securities:
Mutual fund	$3,424	$3,424	$0	$0

Assets and liabilities measured on a non-recurring basis:
Collateral dependent loans	$3,298	$0	$0	$3,298

	Fair Value Measurements at December 31, 2024 Using
(in thousands)	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$87,074	$0	$87,074	$0
Collateralized mortgage obligations	28,499	0	28,499	0
Municipalities	322,492	0	322,492	0
SBA pools	879	0	879	0
Corporate debt	41,212	0	41,212	0
Asset backed securities	46,340	0	46,340	0

Equity Securities:
Mutual fund	$3,169	$3,169	$0	$0

Assets and liabilities measured on a non-recurring basis:	N/A

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

Loans Evaluated Individually - The Company records certain loans at fair value on a non-recurring basis. Individually evaluated loans for which an allowance is established, or a write-down has occurred during the period, based on the fair value of collateral require classification in the fair value hierarchy. The fair value of the loan’s collateral is determined by appraisals, independent valuation and other techniques. When the fair value of the loan’s collateral is based on an observable market price the Company classifies the fair value of the individually evaluated loans within Level 2 of the valuation hierarchy. For loans in which the valuation has unobservable inputs, the Company classifies these within the Level 3 of the valuation hierarchy. As of December 31, 2025, collateral values were estimated using a combination of observable inputs, including recent appraisals, and unobservable inputs, including internally determined adjustments to the loan value for rent payments receivable, and customized discounts of approximately 3.4% of the appraisal value related to selling costs. Due to the significance of unobservable inputs, fair values of individually evaluated loans have been classified as Level 3.

There have been no significant changes in the valuation techniques during the year ended December 31, 2025.

NOTE 14 — RELATED PARTY TRANSACTIONS

The Company, in the normal course of business, makes loans and receives deposits from its directors, officers, principal shareholders, and their associates. In management’s opinion, these transactions are on substantially the same terms as comparable transactions with other customers of the Company. Loans to directors, officers, shareholders, and affiliates are summarized below:

	YEARS ENDED DECEMBER 31,
(in thousands)	2025	2024

Aggregate amount outstanding, beginning of year	$11,251	$11,046
New loans or advances during year	17,263	3,623
Repayments during year	(15,246)	(3,418)
Aggregate amount outstanding, end of year	$13,268	$11,251

Related party deposits totaled $7,185,000 and $15,200,000 at December 31, 2025 and 2024, respectively.

From time to time, some of the Company’s Directors, directly or through affiliates, may perform services for the Bank. These activities are performed in the ordinary course of the Bank’s business and are subject to strict compliance with the policies outlined below. In 2024, the Company made payments totaling $236,000 to Crown Painting and Design Studio 120, companies affiliated with a Director’s daughter, for renovation and design work performed in connection with various projects and maintenance on the Bank’s branches. In 2025, the payment amount made to this same related party decreased compared to 2024, and did not meet the disclosure requirement threshold. Except for such payments, no other material services or activities were performed for purposes of Item 404(a) of Regulation S-K under the Exchange Act.

NOTE 15 — PROFIT SHARING PLAN

The profit sharing plan to which both the Company and eligible employees contribute was established in 1995. To be eligible, employees must complete six months of service and be 21 years of age or older. Bank contributions are voluntary and at the discretion of the Board of Directors. Contributions were approximately $1,295,000 and $1,228,000 for the years ended December 31, 2025 and 2024, respectively.

NOTE 16 — RESTRICTIONS ON DIVIDENDS

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

NOTE 17 — OTHER POST-RETIREMENT BENEFIT PLANS

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

Future compensation under both types of arrangements is earned for services rendered through retirement. The Company accrues for the salary continuation liability based on anticipated years of service and vesting schedules provided under the arrangements. The Company’s current benefit liability is determined based on vesting and the present value of the benefits at a corresponding discount rate. The discount rate used is an equivalent rate for investment-grade bonds with lives matching those of the service periods remaining for the salary continuation contracts, which average approximately ten years. At December 31, 2025 and 2024, $6,445,000 and $6,275,000, respectively, has been accrued to date, and is included in other liabilities on the consolidated balance sheets.

The combined cash surrender value of all Bank-owned life insurance policies was $36,899,000 and $37,558,000 at December 31, 2025 and 2024, respectively.

NOTE 18 — REGULATORY MATTERS

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

The U.S. Basel III rules contain capital standards regarding the composition of capital, minimum capital ratios and counter-party credit risk capital requirements. The Basel III rules also include a definition of common equity Tier 1 capital and require that certain levels of such common equity Tier 1 capital be maintained. The rules also include a capital conservation buffer, which imposes a common equity requirement above the new minimum that can be depleted under stress and could result in restrictions on capital distributions and discretionary bonuses under certain circumstances, as well as a new standardized approach for calculating risk-weighted assets. Under the Basel III rules, we must maintain a ratio of common equity Tier 1 capital to risk-weighted assets of at least 4.5%, a ratio of Tier 1 capital to risk-weighted assets of at least 6%, a ratio of total capital to risk-weighted assets of at least 8% and a minimum Tier 1 leverage ratio of 4.0%. In addition to the preceding requirements, all financial institutions subject to the Rules, including the Bank, are required to establish a "conservation buffer," consisting of common equity Tier 1 capital, which is at least 2.5% above each of the preceding common equity Tier 1 capital ratio, the Tier 1 risk-based ratio and the total risk-based ratio. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers. The conservation buffer became fully effective on January 1, 2019.

Failure to meet minimum capital requirements can trigger regulatory actions that could have a material adverse effect on the Company’s financial statements and operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that rely on quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The U.S. Basel III minimum capital ratios do not apply to the Company because we have less than $3 billion in total assets and therefore qualify as a small bank holding company. The minimum capital ratios apply only to the Bank.

The Bank’s actual capital amounts and ratios at December 31, 2025 and 2024, are presented in the following table.

Capital Ratios for the Bank:
(in thousands)	Actual		For Capital Adequacy	For Capital Adequacy Purposes With Capital Conservation	To Be Well
As of December 31, 2025	Amount	Ratio	Purposes	Buffer	Capitalized
Total Capital (to Risk Weighted Assets)	$236,023	16.17%	8.00%	10.50%	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$222,958	15.27%	6.00%	8.50%	8.00%
Common Equity Tier 1 (to Risk Weighted Assets)	$222,958	15.27%	4.50%	7.00%	6.50%
Tier 1 Leverage Capital (to Average Assets)	$222,958	10.94%	4.00%	4.00%	5.00%

As of December 31, 2024
Total Capital (to Risk Weighted Assets)	$214,899	15.31%	8.00%	10.50%	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$203,093	14.47%	6.00%	8.50%	8.00%
Common Equity Tier 1 (to Risk Weighted Assets)	$203,093	14.47%	4.50%	7.00%	6.50%
Tier 1 Leverage Capital (to Average Assets)	$203,093	10.51%	4.00%	4.00%	5.00%

NOTE 19 – SEGMENT REPORTING

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

NOTE 20 – VARIABLE INTEREST ENTITIES

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

For the year ended December 31, 2025, the income tax credits and tax benefits from deductible losses was $2,011,000 and the offsetting amortization was $1,619,000. For the year ended December 31, 2024, the income tax credits and tax benefits from deductible losses was $1,942,000 and the offsetting amortization was $1,485,000.

As of December 31, 2025, the company had total LIHTC commitments of $20,500,000, of which $15,902,000 had funded and the remaining $4,598,000 was unfunded which is included in interest payable and other liabilities on the consolidated balance sheet. As of December 31, 2024, the company had total LIHTC commitments of $15,500,000, of which $10,663,000 had funded and the remaining $4,837,000 was unfunded.

NOTE 21 – PARENT ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

(dollars in thousands)
	December 31,	December 31,
	2025	2024
ASSETS

Cash	$230	$557
Investment in bank subsidiary	207,600	182,783
Other assets	159	110

Total assets	$207,989	$183,450

LIABILITIES AND SHAREHOLDERS’ EQUITY

Other liabilities	$14	$14

Total liabilities	$14	$14

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,388,221 and 8,357,211 shares issued and outstanding at December 31, 2025 and 2024, respectively	25,435	25,435
Additional paid-in capital	6,819	6,199
Retained earnings	194,393	175,502
Accumulated other comprehensive loss, net of tax	(18,672)	(23,700)

Total shareholders’ equity	207,975	183,436

Total liabilities and shareholders' equity	$207,989	$183,450

OAK VALLEY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – PARENT ONLY CONDENSED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF INCOME

(dollars in thousands)	Year Ended December 31,
	2025	2024
INCOME
Dividends declared by subsidiary	$5,022	$4,222
Total income	5,022	4,222

EXPENSES
Salary expense	220	160
Employee benefit expense	904	845
Legal expense	120	71
Other operating expenses	104	101
Total expenses	1,348	1,177

Income before equity in undistributed income of subsidiary	3,674	3,045

Equity in undistributed net income of subsidiary	19,788	21,510
Income before income tax benefit	23,462	24,555

Income tax benefit	451	393

Net income	$23,913	$24,948

OAK VALLEY BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 – PARENT ONLY CONDENSED FINANCIAL STATEMENTS (CONTINUED)

CONDENSED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
(dollars in thousands)	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,913	$24,948
Adjustments to reconcile net income to net cash from operating activities:
Undistributed net income of subsidiary	(19,788)	(21,510)
Stock based compensation	904	845
(Decrease) in other liabilities	0	(31)
(Increase) decrease in other assets	(50)	43
Net cash from operating activities	4,979	4,295

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(5,022)	(3,747)
Tax withholding payments on vested restricted shares surrendered	(284)	(158)
Net cash used in financing activities	(5,306)	(3,905)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(327)	390

CASH AND CASH EQUIVALENTS, beginning of period	557	167

CASH AND CASH EQUIVALENTS, end of period	$230	$557

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$5,080	$6,385