Form 10-Q
period 2026-03-31
Oak Valley Bancorp
filed 2026-05-12
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

Commission file number: 001-34142

OAK VALLEY BANCORP

(Exact name of registrant as specified in its charter)

California	26-2326676
State or other jurisdiction of	I.R.S. Employer
incorporation or organization	Identification No.

125 N. Third Ave., Oakdale, CA	95361
(Address of principal executive offices)	(Zip Code)

(209) 848-2265

(Registrant’s telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,413,458 shares of common stock outstanding as of May 1, 2026.

Oak Valley Bancorp

March 31, 2026

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash and due from banks	$155,553	$203,099
Federal funds sold	46,050	29,080
Cash and cash equivalents	201,603	232,179

Securities - available for sale	555,047	543,532
Securities - equity investments	3,434	3,424
Loans, net of allowance for credit losses of $12,910 and $12,381 at March 31, 2026 and December 31, 2025, respectively	1,132,713	1,129,606
Cash surrender value of life insurance	39,203	36,899
Bank premises and equipment, net	18,868	19,047
Goodwill and other intangible assets, net	3,313	3,313
Deferred tax asset	15,227	13,578
Interest receivable and other assets	40,891	41,538
	$2,010,299	$2,023,116

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$1,780,996	$1,792,962
Interest payable and other liabilities	23,149	22,179
Total liabilities	1,804,145	1,815,141

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,413,458 and 8,388,221 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	25,435	25,435
Additional paid-in capital	6,762	6,819
Retained earnings	196,556	194,393
Accumulated other comprehensive loss, net of tax	(22,599)	(18,672)
Total shareholders’ equity	206,154	207,975

	$2,010,299	$2,023,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share amounts)	THREE MONTHS ENDED MARCH 31,
	2026	2025
INTEREST INCOME
Interest and fees on loans	$15,071	$13,989
Interest on securities	5,435	5,374
Interest on federal funds sold	258	350
Interest on deposits with banks	1,461	1,403
Total interest income	22,225	21,116

INTEREST EXPENSE
Deposits	3,401	3,309
Total interest expense	3,401	3,309

Net interest income	18,824	17,807
Provision for credit losses	464	274
Net interest income after provision for credit losses	18,360	17,533

NON-INTEREST INCOME
Service charges on deposits	440	446
Debit card transaction fee income	408	396
Earnings on cash surrender value of life insurance	304	288
Mortgage commissions	11	9
Loss on calls of available-for-sale securities	(5)	0
Other	794	474
Total non-interest income	1,952	1,613

NON-INTEREST EXPENSE
Salaries and employee benefits	8,562	7,750
Occupancy expenses	1,394	1,127
Data processing fees	837	742
Regulatory assessments	295	285
Other operating expenses	2,418	2,446
Total non-interest expense	13,506	12,350

Net income before provision for income taxes	6,806	6,796

Total provision for income taxes	1,497	1,499
Net Income	$5,309	$5,297

Net income per share	$0.64	$0.64

Net income per diluted share	$0.64	$0.64

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
(dollars in thousands)	2026	2025

Net income	$5,309	$5,297
Other comprehensive loss:
Unrealized holding loss arising during the period	(5,581)	(3,787)
Less: reclassification for net loss included in net income	5	0
Other comprehensive loss, before tax	(5,576)	(3,787)
Tax benefit related to items of other comprehensive income	1,649	1,120
Total other comprehensive loss	(3,927)	(2,667)
Comprehensive income	$1,382	$2,630

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	THREE MONTHS ENDED MARCH 31, 2026 AND 2025
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
(dollars in thousands)	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, January 1, 2026	8,388,221	$25,435	$6,819	$194,393	$(18,672)	$207,975
Restricted stock issued	34,859	0	0	0	0	0
Restricted stock surrendered for tax withholding	(9,622)	0	(309)	0	0	(309)
Cash dividends declared $0.375 per share of common stock	0	0	0	(3,146)	0	(3,146)
Stock based compensation	0	0	252	0	0	252
Other comprehensive loss	0	0	0	0	(3,927)	(3,927)
Net income	0	0	0	5,309	0	5,309
Balances, March 31, 2026	8,413,458	$25,435	$6,762	$196,556	$(22,599)	$206,154

Balances, January 1, 2025	8,357,211	$25,435	$6,199	$175,502	$(23,700)	$183,436
Restricted stock issued	34,883	0	0	0	0	0
Restricted stock forfeited	(1,200)	0	0	0	0	0
Restricted stock surrendered for tax withholding	(8,832)	0	(240)	0	0	(240)
Cash dividends declared $0.30 per share of common stock	0	0	0	(2,507)	0	(2,507)
Stock based compensation	0	0	201	0	0	201
Other comprehensive loss	0	0	0	0	(2,667)	(2,667)
Net income	0	0	0	5,297	0	5,297
Balances, March 31, 2025	8,382,062	$25,435	$6,160	$178,292	$(26,367)	$183,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)	THREE MONTHS ENDED MARCH 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,309	$5,297
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	464	274
Increase in deferred fees/costs, net	(114)	(204)
Depreciation	391	331
Amortization of investment securities, net	211	195
Unrealized loss (gain) on equity securities	22	(59)
Amortization of operating lease right-of-use asset	(59)	(59)
Stock based compensation	252	201
Loss on calls of available-for-sale securities	5	0
Earnings on cash surrender value of life insurance	(304)	(288)
Increase in deferred tax asset	(1,649)	(1,120)
Increase in interest payable and other liabilities	949	1,315
Decrease in interest receivable	406	352
Decrease in other assets	2,174	2,007
Net cash provided by operating activities	8,057	8,242

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(29,671)	0
Purchases of equity securities	(32)	(29)
Proceeds from maturities, calls, and principal paydowns of available-for-sale-securities	12,364	3,829
Investment in LIHTC	(204)	(1,174)
Net (increase) decrease in loans	(3,457)	15,704
Purchase of BOLI policies	(2,000)	0
Purchases of premises and equipment	(212)	(1,179)
Net cash (used in) provided by investing activities	(23,212)	17,151

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(3,146)	(2,507)
Net (decrease) increase in demand deposits and savings accounts	(19,919)	11,379
Net increase in time deposits	7,953	6,523
Tax withholding payments on vested restricted shares surrendered	(309)	(240)
Net cash (used in) provided by financing activities	(15,421)	15,155

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(30,576)	40,548

CASH AND CASH EQUIVALENTS, beginning of period	232,179	168,751

CASH AND CASH EQUIVALENTS, end of period	$201,603	$209,299

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,365	$3,301
Operating leases	$410	$379

NON-CASH INVESTING ACTIVITIES:
Change in unrealized loss on securities	$(5,576)	$(3,787)
Change in contributions payable to LIHTC limited partner investment	$0	$5,000
Right-of-use asset obtained in exchange for new operating lease liability	$(225)	$(634)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Oak Valley Bancorp (the “Company”, “us”, “our”) is the parent holding company for Oak Valley Community Bank (the “Bank”), a California state-chartered bank.  Eastern Sierra Community Bank operates as a division within Oak Valley Community Bank for select branches. The consolidated financial statements include the accounts of the parent company and its wholly-owned bank subsidiary. Unless otherwise stated, the “Company” refers to the consolidated entity, Oak Valley Bancorp, while the “Bank” refers to Oak Valley Community Bank. All material intercompany transactions have been eliminated. The interim consolidated financial statements included in this Quarterly Report on Form 10-Q are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 2026 are not necessarily indicative of the results of a full year’s operations. Certain prior period amounts have been reclassified to conform to the current period presentation. There was no effect on net income or shareholders’ equity as previously reported as a result of reclassifications. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2025.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant accounting estimates reflected in the Company’s consolidated financial statements include the allowance for credit losses and fair value measurements. The estimates and assumptions may change as new events occur, as more experience is acquired, as additional information is obtained and as the Company’s operating environment changes. Actual results may differ from these estimates due to the uncertainty of various qualitative factors. Descriptions of our significant accounting policies are included in Note 1. Summary of Accounting Policies in the Notes to Consolidated Financial Statements in the 2025 Annual Report on Form 10-K.

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

NOTE 3 – SECURITIES

Equity Securities

The Company held equity securities with fair values of $3,434,000 and $3,424,000 as of March 31, 2026 and December 31, 2025, respectively. There were no sales of equity securities during the three-month periods ended March 31, 2026 and 2025. Consistent with ASC 321, Equity Securities, these securities are carried at fair value with the changes in fair value recognized in the condensed consolidated statements of income. Accordingly, the Company recognized a loss of $22,000 during the three-month period ended March 31, 2026, as compared to a gain of $59,000 during the same period of 2025.

Debt Securities

Debt securities have been classified in the financial statements as available for sale. The amortized cost and estimated fair values of debt securities as of March 31, 2026 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$117,652	$220	$(4,080)	$113,792
Collateralized mortgage obligations	36,799	109	(386)	36,522
Municipalities	368,821	728	(26,811)	342,738
SBA pools	527	0	(3)	524
Corporate debt	36,500	2	(1,178)	35,324
Asset backed securities	26,832	3	(688)	26,147
	$587,131	$1,062	$(33,146)	$555,047

The following table details the gross unrealized losses and fair values of debt securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2026.

(dollars in thousands)		Less than 12 months		12 months or more		Total
Description of Securities	Number of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	35	$21,778	$(428)	$47,477	$(3,652)	$69,255	$(4,080)
Collateralized mortgage obligations	7	12,021	(117)	2,981	(269)	15,002	(386)
Municipalities	121	85,059	(1,524)	220,606	(25,287)	305,665	(26,811)
SBA pools	5	118	(1)	363	(2)	481	(3)
Corporate debt	8	0	0	28,322	(1,178)	28,322	(1,178)
Asset backed securities	13	9,504	(19)	8,804	(669)	18,308	(688)
Total temporarily impaired securities	189	$128,480	$(2,089)	$308,553	$(31,057)	$437,033	$(33,146)

For available-for-sale debt securities in an unrealized loss position, management evaluates whether the decline in fair value is a reflection of credit deterioration or other factors. In performing this evaluation, management considers the extent which fair value has fallen below amortized cost, changes in ratings by rating agencies, and other information indicating a deterioration in repayment capacity of either the underlying issuer or the borrowers providing repayment capacity in a securitization. If management’s evaluation indicates that a credit loss exists then a present value of the expected cash flows is calculated and compared to the amortized cost basis of the security in question and, to the degree that the amortized cost basis exceeds the present value, an allowance for credit loss (“ACL”) is established, with the caveat that the maximum amount of the reserve on any individual security is the difference between the fair value and amortized cost balance of the security in question. Any unrealized loss that has not been recorded through an ACL is recognized in other comprehensive income. Accrued interest receivable on available-for-sale securities was $4,796,000 and $5,197,000 as of March 31, 2026 and December 31, 2025, respectively, and is not included in the tables within this footnote.

The unrealized losses are due primarily to rising market yields and not due to credit deterioration. As such, no ACL on available-for-sale securities has been established as of March 31, 2026 and December 31, 2025. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities as of March 31, 2026, segregated by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$94,995	$92,699
Due after one year through five years	185,548	172,674
Due after five years through ten years	148,967	136,650
Due after ten years	28,170	27,396
Subtotal	457,680	429,419
Mortgage-backed securities and collateralized mortgage obligations	129,451	125,628
Total	$587,131	$555,047

The amortized cost and estimated fair values of debt securities as of December 31, 2025 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$104,672	$472	$(3,607)	$101,537
Collateralized mortgage obligations	34,977	140	(324)	34,793
Municipalities	359,902	1,012	(22,446)	338,468
SBA pools	561	1	(3)	559
Corporate debt	41,500	21	(1,109)	40,412
Asset backed securities	28,428	37	(702)	27,763
	$570,040	$1,683	$(28,191)	$543,532

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

There were no sales of available-for-sale securities during the three-months ended March 31, 2026 and 2025. The Company recognized a loss of $5,000 on called securities during the three-month period ended March 31, 2026, as compared to no gains or losses on called securities during the comparable 2025 period.

Debt securities carried at $341,857,000 and $349,507,000 as of March 31, 2026 and December 31, 2025, respectively, were pledged to secure deposits of public funds.

NOTE 4 – LOANS

The Company’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of March 31, 2026, approximately 88% of the Company’s loans are commercial real estate loans, which include construction loans. Approximately 6% of the Company’s loans are for general commercial use including professional, retail, and small business. Additionally, 3% of the Company’s loans are for residential real estate and other consumer loans. The remaining 3% are agriculture loans. Accrued interest receivable on loans was $3,567,000 and $3,510,000 as of March 31, 2026 and December 31, 2025, respectively, and is not included in the tables within this footnote. Loan totals were as follows:

(in thousands)	March 31, 2026	December 31, 2025
Commercial real estate:
Construction & land	$53,256	$48,037
Multi-family	97,542	100,924
Owner occupied	226,756	225,531
Non-owner occupied	546,503	545,959
Farmland	87,703	89,715
Commercial and industrial	68,207	70,262
Consumer	36,107	34,496
Agriculture	31,377	29,006
Total loans	1,147,451	1,143,930

Less:
Deferred loan fees and costs, net	(1,828)	(1,943)
Allowance for credit losses	(12,910)	(12,381)
Net loans	$1,132,713	$1,129,606

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner-occupied loans. As of March 31, 2026 and December 31, 2025, approximately 22% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

Non-accrual loans, segregated by class of loans, were as follows:

	March 31, 2026				December 31, 2025
(in thousands)	Total Non- accrual loans	Non- accrual loans with no Allowance	Non- accrual loans with Allowance	90 Days or More Past Due and Accruing	Total Non- accrual loans	Non- accrual loans with no Allowance	Non- accrual loans with Allowance	90 Days or More Past Due and Accruing
Commercial real estate:
Construction & land	$0	$0	$0	$0	$0	$0	$0	$0
Multi-family	0	0	0	0	0	0	0	0
Owner occupied	0	0	0	0	0	0	0	0
Non-owner occupied	4,574	0	4,574	0	4,587	0	4,587	0
Farmland	0	0	0	0	0	0	0	0
Commercial and industrial	0	0	0	0	0	0	0	0
Consumer	0	0	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0	0	0
Total	$4,574	$0	$4,574	$0	$4,587	$0	$4,587	$0

Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income of approximately $50,000 in the three-month period ended March 31, 2026. There were no non-accrual loans in the same period of 2025.

Average recorded investment in individually evaluated loans outstanding as of March 31, 2026 and 2025 is set forth in the following table.

(in thousands)	Average Recorded Investment for the Three Months Ended March 31,
	2026	2025
Commercial real estate:
Construction & land	$0	$0
Multi-family	0	0
Owner occupied	0	0
Non-owner occupied	4,575	0
Farmland	0	0
Commercial and industrial	0	0
Consumer	0	0
Agriculture	0	0
Total	$4,575	$0

The following table analyzes past due loans including any past due non-accrual loans, segregated by class of loans, as of March 31, 2026 (in thousands):

March 31, 2026	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Commercial real estate:
Construction & land	$0	$0	$0	$0	$53,256	$53,256
Multi-family	0	0	0	0	97,542	97,542
Owner occupied	0	0	0	0	226,756	226,756
Non-owner occupied	0	4,617	0	4,617	541,886	546,503
Farmland	0	0	0	0	87,703	87,703
Commercial and industrial	0	0	0	0	68,207	68,207
Consumer	0	1	0	1	36,106	36,107
Agriculture	0	0	195	195	31,182	31,377
Total	$0	$4,618	$195	$4,813	$1,142,638	$1,147,451

The following table analyzes past due loans including any past due non-accrual loans, segregated by class of loans, as of December 31, 2025 (in thousands):

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

Collateral Dependent Loans. Management’s evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Under the Current Expected Credit Losses (“CECL”) accounting standard, loans can be determined to be collateral dependent if foreclosure of the loan’s underlying collateral is probable or as a practical expedient if the borrower is experiencing financial difficulties and the repayment is expected to be provided mainly through the operation or sale of the collateral. Loans are written down to the lesser of cost or fair value of underlying collateral, less estimated costs to sell. The Company had one collateral dependent loan with a balance of $4,574,000 and $4,587,000 as of March 31, 2026 and December 31, 2025, respectively. The collateral for this loan was a non-owner occupied commercial real estate building.

Loan Modification Disclosures Pursuant to ASU 2022-02 - The Company may agree to different types of concessions when modifying a loan. There were no loan modifications to borrowers experiencing financial difficulty, including principal forgiveness, rate reductions, payment deferral or term extension, during the three-months ended March 31, 2026 and 2025.

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

As of March 31, 2026 and December 31, 2025, there are no loans that are classified with risk grades of 8- Loss. The risk grades are reviewed every month, at a minimum and on an as-needed basis depending on the specific circumstances of the loan.

The following table summarizes loan risk grade totals by class and year of origination as of March 31, 2026. Risk grades 1 through 4(W) have been aggregated in the “Pass” line.

	As of March 31, 2026
(in thousands)	Term Loans Amortized Cost Basis by Origination Year
Risk Grade Ratings	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Commercial real estate - construction & land
Pass	$0	$38,860	$11,805	$0	$1,642	$949	$0	$53,256
Total commercial real estate - construction & land	0	38,860	11,805	0	1,642	949	0	53,256

Commercial real estate - multi-family
Pass	1,271	15,201	28,074	4,562	13,506	34,928	0	97,542
Total commercial real estate - multi-family	1,271	15,201	28,074	4,562	13,506	34,928	0	97,542

Commercial real estate - owner occupied
Pass	8,415	24,601	26,365	9,267	40,219	110,242	0	219,109
Special mention	0	0	0	0	0	7,647	0	7,647
Total commercial real estate - owner occupied	8,415	24,601	26,365	9,267	40,219	117,889	0	226,756

Commercial real estate - non-owner occupied
Pass	5,274	70,113	38,978	89,003	81,195	251,970	1,178	537,711
Special mention	0	0	0	0	0	4,218	0	4,218
Substandard	0	0	0	0	0	4,574	0	4,574
Total commercial real estate - non-owner occupied	5,274	70,113	38,978	89,003	81,195	260,762	1,178	546,503

Commercial real estate - Farmland
Pass	0	3,104	7,564	11,814	9,629	55,592	0	87,703
Total commercial real estate - farmland	0	3,104	7,564	11,814	9,629	55,592	0	87,703

Commercial and Industrial
Pass	728	6,831	21,251	8,489	6,592	6,063	13,544	63,498
Special mention	0	0	1,847	719	0	1,829	245	4,640
Substandard	0	0	0	0	69	0	0	69
Total commercial and industrial	728	6,831	23,098	9,208	6,661	7,892	13,789	68,207

Consumer
Pass	750	3,031	3,881	879	4,473	11,711	11,348	36,073
Substandard	0	0	0	0	0	34	0	34
Total consumer	750	3,031	3,881	879	4,473	11,745	11,348	36,107

Agriculture
Pass	0	0	223	3,091	621	1,205	26,049	31,189
Substandard	0	0	0	0	0	0	188	188
Total agriculture	0	0	223	3,091	621	1,205	26,237	31,377

Total by Risk Category
Pass	16,438	161,741	138,141	127,105	157,877	472,660	52,119	1,126,081
Special mention	0	0	1,847	719	0	13,694	245	16,505
Substandard	0	0	0	0	69	4,608	188	4,865
Total	$16,438	$161,741	$139,988	$127,824	$157,946	$490,962	$52,552	$1,147,451

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

The DCF quantitative reserve methodology incorporates the consideration of probability of default (“PD”) and loss given default (“LGD”) estimates to estimate periodic losses. The PD estimates are derived through the application of reasonable and supportable economic forecasts to call code specific regression models, derived from the consideration of historical bank-specific and peer loss-rate data. The loss rate data has been regressed against benchmark economic indicators, for which reasonable and supportable forecasts exist, in the development of the call-code specific regression models. Regression models are generally refreshed on an annual basis, in order to pull in more recent loss rate data. Reasonable and supportable forecasts of the selected economic metric are then input into the regression model to calculate an expected default rate. The expected default rates are then applied to expected monthly loan balances estimated through the consideration of contractual repayment terms and expected prepayments. The Company utilizes a four-quarter forecast period, after which the expected default rates revert to the historical average for each call code, over a four-quarter reversion period, on a straight-line basis. The prepayment assumptions applied to expected cash flow over the contractual life of the loans are estimated based on historical, bank-specific experience, peer data and the consideration of current and expected conditions and circumstances including the level of interest rates. The prepayment assumptions may be updated by Management in the event that changing conditions impact Management’s estimate or additional historical data gathered has resulted in the need for a reevaluation. LGD utilized in the DCF is derived from the application of the Frye-Jacobs theory which relates LGD to PD based on historical peer data, as calculated by a third-party. The call code regression models utilized upon implementation of CECL on January 1, 2023, and as of March 31, 2026, were identical, and relied upon reasonable and supportable forecasts of the National Unemployment Rate. Some of the call code regression models also use the Real Gross Domestic Product. Management selected the National Unemployment Rate and the Real Gross Domestic Product as the drivers of quantitative portion of collectively reserves on loan classes reliant upon the DCF methodology, primarily as a result of high correlation coefficients identified in regression modeling, the availability of forecasts including the quarterly FOMC forecast, and given the widespread familiarity of stakeholders with this economic metric.

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

The following table details activity in the ACL by portfolio segment for the three-month periods ended March 31, 2026 and 2025. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Allowance for Credit Losses
For the Three Months Ended March 31, 2026 and 2025

(in thousands)
Three Months Ended March 31, 2026	CRE Construction & Land	CRE Multi-family	CRE Owner occupied	CRE Non-owner occupied	CRE Farmland	Commercial and Industrial	Consumer	Agriculture	Total
Beginning balance	$913	$661	$1,418	$7,027	$1,522	$533	$221	$86	$12,381
Charge-offs	0	0	0	0	0	0	(15)	0	(15)
Recoveries	0	0	0	0	0	0	5	0	5
Provision for (reversal of) credit losses (1)	65	(35)	24	540	(55)	(26)	14	12	539
Ending balance	$978	$626	$1,442	$7,567	$1,467	$507	$225	$98	$12,910

Three Months Ended March 31, 2025
Beginning balance	$258	$737	$1,503	$6,401	$1,665	$645	$175	$76	$11,460
Charge-offs	0	0	0	0	0	0	(16)	0	(16)
Recoveries	0	0	0	0	0	0	4	0	4
Provision for (reversal of) credit losses (1)	129	(6)	4	(69)	(51)	(37)	6	24	0
Ending balance	$387	$731	$1,507	$6,332	$1,614	$608	$169	$100	$11,448

(1)

The total provision amount reported in this table does not agree to the income statement because any reserves for off balance sheet items is excluded from this table and recorded in other liabilities on the balance sheet. See the changes in reserve for off-balance-sheet commitments table within this footnote.

The following table details the ACL and ending gross loan balances as of March 31, 2026 and December 31, 2025, summarized by collective and individual evaluation methods of impairment.

(in thousands)
March 31, 2026	CRE Construction & Land	CRE Multi-family	CRE Owner occupied	CRE Non-owner occupied	CRE Farmland	Commercial and Industrial	Consumer	Agriculture	Total
Allowance for credit losses for loans:
Individually evaluated for impairment	$0	$0	$0	$1,727	$0	$0	$0	$0	$1,727
Collectively evaluated for impairment	978	626	1,442	5,840	1,467	507	225	98	11,183
	$978	$626	$1,442	$7,567	$1,467	$507	$225	$98	$12,910

Ending gross loan balances:
Individually evaluated for impairment	$0	$0	$0	$4,574	$0	$0	$0	$0	$4,574
Collectively evaluated for impairment	53,256	97,542	226,756	541,929	87,703	68,207	36,107	31,377	1,142,877
	$53,256	$97,542	$226,756	$546,503	$87,703	$68,207	$36,107	$31,377	$1,147,451

December 31, 2025
Allowance for credit losses for loans:
Individually evaluated for impairment	$0	$0	$0	$1,289	$0	$0	$0	$0	$1,289
Collectively evaluated for impairment	913	661	1,418	5,738	1,522	533	221	86	11,092
	$913	$661	$1,418	$7,027	$1,522	$533	$221	$86	$12,381

Ending gross loan balances:
Individually evaluated for impairment	$0	$0	$0	$4,587	$0	$0	$0	$0	$4,587
Collectively evaluated for impairment	48,037	100,924	225,531	541,372	89,715	70,262	34,496	29,006	1,139,343
	$48,037	$100,924	$225,531	$545,959	$89,715	$70,262	$34,496	$29,006	$1,143,930

The following tables present gross charge-offs for the three-months ended March 31, 2026 by portfolio class and origination year:

	Three Months Ended March 31, 2026
(in thousands)	Term Loans Charged-off by Origination Year
Charge-offs	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Commercial real estate:
Construction & land	$0	$0	$0	$0	$0	$0	$0	$0
Multi-family	0	0	0	0	0	0	0	0
Owner occupied	0	0	0	0	0	0	0	0
Non-owner occupied	0	0	0	0	0	0	0	0
Farmland	0	0	0	0	0	0	0	0
Commercial and industrial	0	0	0	0	0	0	0	0
Consumer	0	0	0	0	0	0	15	15
Agriculture	0	0	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$0	$15	$15

Changes in the reserve for off-balance-sheet commitments for the three-months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended
(in thousands)	March 31,
	2026	2025
Balance, beginning of period	$684	$346
(Reversal of) provision for off balance sheet commitments recorded in provision for credit losses	(75)	274
Balance, end of period	$609	$620

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

NOTE 5 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The condensed consolidated financial statements include various estimated fair value information as of March 31, 2026 and December 31, 2025. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between levels during the three-month periods ended March 31, 2026 and 2025.

The estimated fair values of the Company’s financial instruments not measured at fair value as of March 31, 2026 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$201,603	201,603	1
Restricted equity securities	7,061	7,061	2
Loans, net	1,132,713	1,091,466	3
Interest receivable	8,473	8,473	2

Financial liabilities:
Deposits	(1,780,996)	(1,780,767)	3
Interest payable	(306)	(306)	2

The estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2025 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$232,179	$232,179	1
Restricted equity securities	7,061	7,061	2
Loans, net	1,129,606	1,085,650	3
Interest receivable	8,879	8,879	2

Financial liabilities:
Deposits	(1,792,962)	(1,792,794)	3
Interest payable	(268)	(268)	2

The following tables present the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the condensed consolidated balance sheets at each respective period end, by level within the fair value hierarchy as of March 31, 2026 and December 31, 2025.

	Fair Value Measurements as of March 31, 2026 Using
(in thousands)	March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$113,792	$0	$113,792	$0
Collateralized mortgage obligations	36,522	0	36,522	0
Municipalities	342,738	0	342,738	0
SBA pools	524	0	524	0
Corporate debt	35,324	0	35,324	0
Asset-backed securities	26,147	0	26,147	0

Equity Securities:
Mutual fund	$3,434	$3,434	$0	$0

Assets and liabilities measured on a non-recurring basis:
Collateral dependent loans	$2,847	$0	$0	$2,847

	Fair Value Measurements at December 31, 2025 Using
(in thousands)	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$101,537	$0	$101,537	$0
Collateralized mortgage obligations	34,793	0	34,793	0
Municipalities	338,468	0	338,468	0
SBA pools	559	0	559	0
Corporate debt	40,412	0	40,412	0
Asset backed securities	27,763	0	27,763	0

Equity Securities:
Mutual fund	$3,424	$3,424	$0	$0

Assets and liabilities measured on a non-recurring basis:
Collateral dependent loans	$3,298	$0	$0	$3,298

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

Loans Evaluated Individually - The Company records certain loans at fair value on a non-recurring basis. Individually evaluated loans for which an allowance is established, or a write-down has occurred during the period, based on the fair value of collateral require classification in the fair value hierarchy. The fair value of the loan’s collateral is determined by appraisals, independent valuation and other techniques. When the fair value of the loan’s collateral is based on an observable market price, the Company classifies the fair value of the individually evaluated loans within Level 2 of the valuation hierarchy. For loans in which the valuation has unobservable inputs, the Company classifies these within Level 3 of the valuation hierarchy. As of March 31, 2026, collateral values were estimated using a combination of observable inputs, including recent appraisals, and unobservable inputs, including internally determined adjustments to the loan value for rent payments receivable, and customized discounts of approximately 3.4% of the appraisal value related to selling costs. Due to the significance of unobservable inputs, fair values of individually evaluated loans have been classified as Level 3.

There have been no significant changes in the valuation techniques utilized as of March 31, 2026, as compared to December 31, 2025.

NOTE 6 – EARNINGS PER SHARE

Earnings per share (“EPS”) are based upon the weighted average number of common shares outstanding during each period. The following table shows: (1) weighted average basic shares, (2) effect of dilutive securities related to non-vested restricted stock, and (3) weighted average shares of common stock and common stock equivalents. Net income available to common stockholders is calculated as net income reduced by dividends accumulated on preferred stock, if any. Basic EPS is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding during each period, excluding unvested restricted stock awards. Diluted EPS is calculated using the weighted average diluted shares, which reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The dilutive shares included in year-to-date diluted EPS is a weighted average of the dilutive shares included in each quarterly diluted EPS computation under the treasury stock method. The Company has two forms of outstanding common stock: fully vested common stock and unvested restricted stock awards. Holders of restricted stock awards receive non-forfeitable dividends at the same rate as common stockholders and they both share equally in undistributed earnings. Therefore, under the two-class method the difference in EPS is not significant for these participating securities.

The Company’s calculation of basic and diluted EPS for the three-month periods ended March 31, 2026 and 2025 are reflected in the tables below.

	Three Months Ended
	March 31,
(in thousands)	2026	2025
BASIC EARNINGS PER SHARE

Net income	$5,309	$5,297
Weighted average shares outstanding	8,258	8,232
Net income per common share	$0.64	$0.64

DILUTED EARNINGS PER SHARE

Net income	$5,309	$5,297
Weighted average shares outstanding	8,258	8,232
Effect of dilutive non-vested restricted shares	64	46
Weighted average shares of common stock and common stock equivalents	8,322	8,278
Net income per diluted common share	$0.64	$0.64

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and therefore may involve risks, uncertainties and other factors which may cause the Company’s actual results to be materially different from the results expressed or implied by the Company’s forward-looking statements.  These statements generally appear with words such as “will,” “anticipate,” “target,” “believe,” “estimate,” “forecast,” “enhance,” “may,” “intend,” “plan,” “goal,” “project,” “outlook,” “expect” or the negative of such terms or other words of similar meaning.  Forward-looking statements are not statements of historical fact and may include those that discuss, among others, our strategies, goals, plans, outlook, forecasts, expectations, intentions or other non-historical matters; future operations, financial condition, results of operations, or business developments; and the assumptions that underlie these matters. Although management believes that the assumptions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.  Factors that could cause actual results to differ from results discussed in forward-looking statements include, but are not limited to: the credit exposure of certain loan products and other components of our business that could be impacted by the changing economic and business conditions; changes in monetary, fiscal or tax policy to address changing economic conditions including interest rate policies of the Federal Reserve Board, any of which could cause us to incur additional loan losses and adversely affect our results of operations in the future; economic conditions (both generally and in the markets where the Company operates) including unemployment levels, energy prices, increased energy costs in California, inflation, supply chain issues, a decline in housing prices or collateral values, trade policies and tensions (including as a result of tariffs and other trade disruptions), geopolitical instability, market volatility associated with the political and economic environment and uncertainty surrounding potential legal, regulatory, and policy changes by the current U.S. presidential administration and the risk of a recession or slowed economic growth in the United States economy; the continuing impact of the changing economic conditions on our employees and customers, including consumer income, creditworthiness, confidence, spending and savings; the credit quality of borrowers; the success of our efforts to mitigate the impact of the changing economic conditions; competition from other providers of financial services offered by the Company and our response to competitive pressures; changes in government regulation and legislation; the impacts of any failure by the U.S. government to increase the debt ceiling or any federal government shutdown; changes in interest rates and interest rate fluctuations; volatility in the capital markets; the amount and rate of deposit growth and changes in deposit costs; material unforeseen changes in the financial stability and liquidity of the Company’s credit customers; risks associated with concentrations in real estate related loans; our ability to maintain adequate capital or liquidity levels or to comply with revised capital or liquidity requirements; changes in accounting standards and interpretations; changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses; the soundness of other financial institutions, including disruptions, instability and failures in the banking industry; physical or transition risks related to climate change; cybersecurity risks and heightened legislative and regulatory focus on cybersecurity and data privacy; risks that lawsuits, legal proceedings, information-gathering requests, investigations, and proceedings by governmental and self-regulatory agencies result in significant civil or criminal penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way the Company conducts its business, or reputational harm; and other risks as may be detailed from time to time in the Company’s filings with the Securities and Exchange Commission including the risk factors set forth under “Part I—Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, all of which are difficult to predict and which may be beyond the control of the Company. Many of the foregoing risks and uncertainties are, and will be, exacerbated by the worsening of the global business and economic environment. The Company undertakes no obligation to revise forward-looking statements to reflect events or changes after the date of this discussion or to reflect the occurrence of unanticipated events.

Forward-looking statements speak only as of the date they are made, and the Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements are made, whether as a result of new information, future developments or otherwise, except as may be required by law.

The following discussion explains the significant factors affecting the Company’s operations and financial position for the periods presented. The discussion should be read in conjunction with the Company’s financial statements and the notes related thereto which appear or that are referenced to elsewhere in this report, and with the audited consolidated financial statements and accompanying notes included in the Company’s 2025 Annual Report on Form 10-K. Average balances, including balances used in calculating certain financial ratios, are generally comprised of average daily balances.

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

Management believes the following were important factors in the Company’s performance during the three-month period ended March 31, 2026:

•

The Company recognized net income of $5,309,000 for the three-month period ended March 31, 2026, as compared to $5,297,000 for the same period in 2025. The net income increase was mainly due to higher net interest income corresponding to earning asset growth.

•

The Company recorded provisions for credit losses of $464,000 during the three-months ended March 31, 2026, as compared to $274,000 during the same period of 2025, as credit quality remained stable and the reserve amount was determined to be adequate.

•

Net interest income increased $1,017,000 for the three-month period ended March 31, 2026, compared to the same period in 2025. The net interest income increase was mainly due to an increase in earning asset balances, which was partially offset by an increase in interest expense on deposit accounts.

•

Non-interest income increased by $339,000 for the three-month period ended March 31, 2026, as compared to the same period in 2025. The increase was mainly due to a non-recurring special dividend of $181,000 received from the Federal Home Loan Bank.

•

Non-interest expense increased by $1,156,000 for the three-month period ended March 31, 2026, as compared to the same period in 2025. The increase was primarily due to staffing increases and overhead related to servicing the growing business portfolios.

•

Total assets decreased by $12,817,000, or 0.6%, total net loans increased by $3,107,000, or 0.3%, and investment securities increased by $11,525,000, or 2.1%, in each case from December 31, 2025 to March 31, 2026, while deposits decreased by $11,966,000, or 0.7%, for the same period. Consequently, cash and cash equivalent balances decreased by $30,576,000, or 13.2%.

Income Summary

For the three-month period ended March 31, 2026, the Company recorded net income of $5,309,000, representing an increase of $12,000, as compared to the same period in 2025.  Return on average assets (annualized) was 1.07% for the three-months ended March 31, 2026, as compared to 1.13% for the same period in 2025.  Annualized return on average common equity was 10.23% for the three-months ended March 31, 2026, as compared to 11.58% for the same period in 2025. Net income before provisions for income taxes increased by $10,000 for the three-month period ended March 31, 2026, from the same period in 2025.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

(In thousands)	Effect on Pre-Tax Income
Increase (Decrease)
Three Months Ended
March 31, 2026
Change from 2025 to 2026 in:
Net interest income	$1,017
Provision for credit losses	(190)
Non-interest income	339
Non-interest expense	(1,156)
Change in net income before income taxes	$10

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three-month period ended March 31, 2026, net interest income was $18,824,000, which represents an increase of $1,017,000, from the comparable period in 2025. The increase was due to growth of earning assets and upward repricing of our loan yield in spite of short-term rate cuts by the FOMC during 2025.

The FOMC rate cuts during 2024 and 2025 totaled 150 basis points, which prompted the Company to reduce the interest rates on certain deposit accounts towards the end of 2024 and into 2025. The resulting average cost of funds was 0.78% for the three-months ended March 31, 2026, as compared to 0.79% in the same period of 2025.

The net interest margin (net interest income as a percentage of average interest earning assets) was 4.12% for the three-month period ended March 31, 2026, as compared to 4.09% for the same period in 2025. The net interest margin increased compared to the prior year due to the rising loan yields, earning asset growth and downward trend of the deposit interest rates. The earning asset yield increased by 1 basis point for the three-month period ended March 31, 2026, as compared to the same period of 2025.

The following table shows the relative impact of changes in average balances of interest earning assets and interest-bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three-month periods ended March 31, 2026 and 2025:

Net Interest Analysis

	Three months ended			Three months ended
	March 31, 2026			March 31, 2025
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)
Assets:
Earning assets:
Gross loans (1) (2)	$1,144,224	$15,089	5.35%	$1,090,609	$14,007	5.21%
Investment securities (2)	571,310	5,956	4.23%	562,102	5,853	4.22%
Federal funds sold	28,780	258	3.64%	31,915	350	4.45%
Interest-earning deposits	161,560	1,461	3.66%	129,712	1,403	4.39%
Total interest-earning assets	1,905,874	22,764	4.84%	1,814,338	21,613	4.83%
Total noninterest earning assets	100,301			89,247
Total assets	2,006,175			1,903,585
Liabilities and Shareholders’ Equity:
Interest-bearing liabilities:
Interest-earning DDA	570,862	761	0.54%	503,111	735	0.59%
Money market deposits	393,571	1,612	1.66%	391,111	1,705	1.77%
Savings deposits	117,888	28	0.10%	121,377	31	0.10%
Time deposits $250,000 and under	73,620	621	3.42%	56,361	500	3.60%
Time deposits over $250,000	44,038	379	3.49%	37,844	338	3.62%
Total interest-bearing liabilities	1,199,979	3,401	1.15%	1,109,804	3,309	1.21%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	572,451			583,326
Other liabilities	23,183			24,863
Total noninterest-bearing liabilities	595,634			608,189
Shareholders’ equity	210,562			185,592
Total liabilities and shareholders’ equity	$2,006,175			$1,903,585
Net interest income		$19,363			$18,304
Net interest spread (3)			3.69%			3.62%
Net interest margin (4)			4.12%			4.09%

______________________________________

(1)  Loan fees have been included in the calculation of interest income.

(2) Yields and interest income on tax-exempt municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%. Non-GAAP tax benefit adjustments of $18 thousand and $521 thousand have been added to GAAP interest income on gross loans and investment securities, respectively, for the three-months ended March 31, 2026, as compared to $18 thousand and $478 thousand, respectively, in the comparable period of 2025. These non-GAAP adjustments are used by management to assess the Company’s performance and provide additional information and transparency to investors with respect to the Company’s gross loans and investment securities. Non-GAAP performance measures do not have a standardized meaning and such measures may not be comparable to similar measures presented by other companies. Non-GAAP measures are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

(5) Annual interest rates are computed by dividing the interest income/expense by the number of days in the period multiplied by 365.

Shown in the following table is the relative impact on net interest income of changes in the average outstanding balances (volume) of earning assets and interest-bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three-month periods ended March 31, 2026 and 2025.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

	For the Three-Months Ended March 31, 2026
	Compared to March 31, 2025
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$689	$393	$1,082
Investment securities (2)	96	7	103
Federal funds sold	(34)	(58)	(92)
Interest-earning deposits	345	(287)	58
Total interest income	$1,096	$55	$1,151

Interest expense:
Interest-earning DDA	$99	$(73)	$26
Money market deposits	11	(104)	(93)
Savings deposits	(1)	(2)	(3)
Time deposits $250,000 and under	153	(32)	121
Time deposits over $250,000	55	(14)	41
Total interest expense	$317	$(225)	$92

Change in net interest income	$779	$280	$1,059

__________________________________

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

The table above reflects an increase of $779,000 in net interest income due to changes in volume combined with the overall change in mix of balances during the first quarter of 2026, as compared to the same period of 2025. Changes in earning asset yields and rates on interest-bearing liabilities resulted in an increase of $280,000 to net interest income, over the same period. This increase was mainly due to higher loan yields as our loan portfolio continues to reprice upward.

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

During the three-month period ended March 31, 2026, the Company recorded a provision for credit losses of $464,000, consisting of a provision for loan losses of $539,000 and a reversal of provisions for off balance sheet items of $75,000. During the three-month period ended March 31, 2025, the Company recorded a provision for credit losses of $274,000, related to the reserve for off balance sheet items. There was one non-accrual loan that was individually evaluated resulting in a specific reserve as of March 31, 2026 and December 31, 2025, a non-owner occupied commercial real estate loan with a balance of $4,574,000 and $4,587,000, respectively.

Credit quality remained stable and our ACL amount was adequate as determined by the output of our CECL internal credit risk model. Management will continue to closely monitor the credit risks to our loan portfolio and may need to make qualitative adjustments depending on factors that may impact the economy and the financial condition of our borrowers.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three-month period ended March 31, 2026, non-interest income was $1,952,000, representing an increase of $339,000, or 21.0%, compared to the same period in 2025.

The following table shows the major components of non-interest income:

(in thousands)	For the Three Months Ended March 31,
	2026		2025		Year-Over-Year
	Amount	%	Amount	%	$ Change	% Change
Service charges on deposits	$440	22.5%	$446	27.6%	$(6)	(1.3%)
Debit card transaction fee income	408	20.9%	396	24.6%	12	3.0%
Earnings on cash surrender value of life insurance	304	15.6%	288	17.9%	16	5.6%
Mortgage commissions	11	0.6%	9	0.6%	2	22.2%
Loss on calls of available-for-sale securities	(5)	(0.3%)	0	0.0%	(5)	0.0%
Other income	794	40.7%	474	29.3%	320	67.5%
Total non-interest income	$1,952	100.0%	$1,613	100.0%	$339	21.0%

YTD average assets	$2,006,175		1,903,585
Noninterest income as a % of average assets		0.1%		0.1%

Service charges on deposits decreased by $6,000 for the three-months ended March 31, 2026, compared to the same period in 2025. The decrease was mainly due to a reduction in overdraft fee income despite the growth in demand deposit accounts.

Debit card transaction fee income increased by $12,000 for the three-months ended March 31, 2026, compared to the same period in 2025, due to the growth in the number of demand deposit accounts and the continuing industry shift to electronic payment methods.

Earnings on cash surrender value of life insurance increased by $16,000 for the three-months ended March 31, 2026, compared to the same period in 2025, corresponding to higher yields earned in 2026.

Mortgage commissions increased by $2,000 for the three-months ended March 31, 2026, compared to the same period in 2025. Overall, the demand for home purchases and refinancing has decreased in 2025 and 2026, mainly due to rising housing prices and interest rates.

A loss on calls of available-for-sale securities of $5,000 was recorded during the three-months ended March 31, 2026, compared to no gain or loss on calls of available-for-sale securities for the same period in 2025. There were no sales during the first three months of 2026 and 2025.

Other income increased by $320,000 for the three-months ended March 31, 2026, as compared to the same period of 2025, mainly due to a non-recurring special dividend of $181,000 paid by the Federal Home Loan Bank during the first quarter of 2026.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following table shows the major components of non-interest expenses:

(in thousands)	For the Three Months Ended March 31,
	2026		2025		Year-Over-Year
	Amount	%	Amount	%	$ Change	% Change
Salaries and employee benefits	$8,562	63.4%	$7,750	62.8%	$812	10.5%
Occupancy expenses	1,394	10.3%	1,127	9.1%	267	23.7%
Data processing fees	837	6.2%	742	6.0%	95	12.8%
Regulatory assessments	295	2.2%	285	2.3%	10	3.5%
Other operating expenses	2,418	17.9%	2,446	19.8%	(28)	(1.1%)
Total non-interest expense	$13,506	100.0%	$12,350	100.0%	$1,156	9.4%

YTD average assets	$2,006,175		$1,903,585
Noninterest expenses as a % of average assets		0.7%		0.6%

Non-interest expenses increased by $1,156,000, or 9.4%, for the three-months ended March 31, 2026, as compared to the same period of 2025.  Salaries and employee benefits increased by $812,000 for the three-months ended March 31, 2026, as compared to the same period of 2025, mainly due to additional staffing expense required to support the continued growth of our business portfolios.

Occupancy expenses increased by $267,000 for the three-months ended March 31, 2026, as compared to the same period of 2025, due to increases in rent and maintenance costs related to branch facilities. Our new Lodi branch was opened in October 2025, and contributed to the increase in overhead expense.

Data processing fees increased by $95,000 for the three-months ended March 31, 2026, as compared to the same period of 2025, due to servicing costs on the growing number of loan and deposit accounts.

Federal Deposit Insurance Corporation (“FDIC”) and California Department of Financial Protection and Innovation (“DFPI”) regulatory assessments increased by $10,000 for the three-months ended March 31, 2026, as compared to the same period in 2025, which was primarily related to deposit growth. The FDIC base rate remained at 0.05%, on an annual basis, for both periods, which is the lowest possible assessment rate for comparable banks. The Company’s risk profile and the related assessment rate remains at a relatively low level due to our strong credit quality, earnings and risk-based capital ratios. Management recognizes that assessments could increase further depending on deposit growth throughout the remainder of 2026, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis, and based on FDIC’s discretion to increase the base assessment rate as needed to replenish the Deposit Insurance Fund. Moreover, the FDIC retains the authority and discretion to increase base assessment rates for banking entities in the future, as circumstances warrant.

Other expense decreased by $28,000 for the three-months ended March 31, 2026, as compared to the same period in 2025, due to normal fluctuations in various general operating expense categories.

Management anticipates that non-interest expense will continue to increase as the Company continues to grow.  However, management remains committed to cost-control and intends to keep these increases to a minimum relative to growth.

Income Taxes

The Company recorded provisions for income taxes of $1,497,000 for the three-months ended March 31, 2026, representing a decrease of $2,000, compared to the provisions recorded in the comparable period of 2025. The effective income tax rate on income from continuing operations was 22.0% for the three-months ended March 31, 2026, compared to 22.1% for the comparable period of 2025. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, bank owned life insurance and certain tax-exempt loans). The disparity between the effective tax rates for the year-to-date period of 2026 as compared to 2025 is primarily due to tax credits from low-income housing projects as well as tax-free income on municipal securities and loans that comprised a larger proportion of pre-tax income in 2026 as compared to 2025.

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

Non-accrual loans totaled $4,574,000 as of March 31, 2026 and $4,587,000 as of December 31, 2025, consisting of one non-owner occupied commercial real estate loan.  At March 31, 2026 and December 31, 2025, there were no loan modifications pursuant to ASU 2022-02, and therefore there were no payment delinquencies on modified loans during the three-months ended March 31, 2026.

As of March 31, 2026 and December 31, 2025, there were no OREO properties. There were no sales, acquisitions or fair value adjustments of OREO properties during the three-months ended March 31, 2026 and 2025.

The following table presents information about the Bank’s non-performing assets, including asset quality ratios as of March 31, 2026 and December 31, 2025:

Non-Performing Assets

(in thousands)	March 31,	December 31,
	2026	2025
Loans in non-accrual status	$4,574	$4,587
Loans past due 90 days or more and accruing	0	0
Total non-performing loans	4,574	4,587
Other real estate owned	0	0
Total non-performing assets	$4,574	$4,587

Allowance for credit losses	$12,910	$12,381

Asset quality ratios:
Non-performing assets to total assets	0.23%	0.23%
Non-performing loans to total loans	0.40%	0.40%
Allowance for credit losses to total loans	1.13%	1.08%
Allowance for credit losses to total non-performing loans	282.25%	269.91%

Non-performing assets were $4,574,000 and $4,587,000 as of March 31, 2026 and December 31, 2025, respectively, consisting of the one non-accrual loan discussed above.

Allowance for Credit Losses

Due to credit risk inherent in the lending business, the Company routinely sets aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges for the outstanding loan portfolio have been credited to the allowance for credit losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company recorded a provision for credit losses of $539,000 during the three-months ended March 31, 2026, as compared to no provisions during the same period of 2025. The provision of $539,000 recorded in the first quarter of 2026 was related to the specific allowance of the one non-accrual loan that is individually evaluated, in addition to qualitative risk factors within our credit risk model. The Company recorded a reversal of provisions for off balance sheet items of $75,000 during the three-months ended March 31, 2026 due to a decrease in unfunded loan commitments, as compared to a provision of $274,000 during the same period of 2025.

The allowance for credit losses increased by $529,000 to $12,910,000 as of March 31, 2026, as compared to $12,381,000 as of December 31, 2025, due to the provision for credit losses of $539,000 during the first three months of 2026. The allowance for credit losses as a percentage of total loans increased to 1.13% as of March 31, 2026 as compared to 1.08% as of December 31, 2025.

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

Although management believes the allowance as of March 31, 2026 was adequate to absorb expected credit losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on the Company’s service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of March 31, 2026, and December 31, 2025, the Company had $201,603,000 and $232,179,000, respectively, in cash and cash equivalents.

Investment Securities

Management of the investment securities portfolio focuses on providing an adequate level of liquidity and establishing an interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk. Investment securities that the Company intends to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale or equity securities.  Currently, all of the investment securities are classified as available-for-sale except for one mutual fund classified as an equity security with a carrying value of $3,434,000 as of March 31, 2026. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. The carrying values of equity securities are adjusted for unrealized gains or losses through noninterest income in the consolidated statement of income.

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

The unrealized losses are due primarily to rising market yields and not due to credit deterioration. As such, no ACL on available-for-sale securities has been established as of March 31, 2026. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

Low Income Housing Tax Credit Funds

During 2018 and 2022, we committed to invest $5,000,000 and $10,500,000, respectively, in low-income housing tax credit funds (“LIHTC”) to promote our participation in CRA activities. During the three-months ended March 31, 2025, we committed an additional $5,000,000 that included a housing project in our local area that qualified for CRA credit. Unfunded commitments on the LIHTC funds were $4,394,000 and $4,598,000 as of March 31, 2026 and December 31, 2025, respectively. For LIHTC investments, we receive the return in the form of tax credits and tax deductions over a period of approximately 15 years.

Deposits

Total deposits as of March 31, 2026 were $1,780,996,000, a decrease of $11,966,000, or 0.7%, from the deposit total of $1,792,962,000 as of December 31, 2025.  Average deposits increased by $79,300,000 to $1,772,430,000 for the three-month period ended March 31, 2026, as compared to the same period in 2025.

Deposits Outstanding

	March 31,	December 31,	Three Month Change
(in thousands)	2026	2025	$	%

Demand	$1,140,283	$1,180,953	$(40,670)	(3.4% )
MMDA	401,815	383,819	17,996	4.7%
Savings	117,877	115,121	2,756	2.4%
Time < $250K	75,193	69,173	6,020	8.7%
Time > $250K	45,828	43,896	1,932	4.4%
	$1,780,996	$1,792,962	$(11,966)	(0.7% )

Because the Company’s client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Four clients carry deposit balances of more than 1% of total deposits, one of which had a deposit balance of more than 3% of total deposits as of March 31, 2026. Management believes that the Company’s funding concentration risk is not significant and is mitigated by the ample sources of funds the Bank has access to.

Since the deposit growth strategy emphasizes core deposit growth, the Company has avoided relying on brokered deposits as a consistent source of funds. The Company had no brokered deposits as of March 31, 2026 and December 31, 2025.

Borrowings

Although deposits are the primary source of funds for lending and investment activities and for general business purposes, the Company may obtain advances from the Federal Home Loan Bank (“FHLB”) as an alternative to retail deposit funds. As of March 31, 2026 and December 31, 2025, there were no outstanding FHLB advances or borrowings of any kind, as the Company continues to rely on deposit growth as its primary source of funding. See “Liquidity and Capital Resources” below for the details on the FHLB borrowings program.

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

The U.S. Basel III minimum capital ratios do not apply to the Company because it has less than $3 billion in total assets and therefore qualifies as a small bank holding company. The minimum capital ratios apply only to the Bank.

The following tables present a comparison of our actual capital ratios to the minimum required ratios as of the dates indicated:

Capital Ratios for the Bank:
(in thousands)	Actual		For Capital	For Capital Adequacy Purposes With Capital
As of March 31, 2026	Amount	Ratio	Adequacy Purposes	Conservation Buffer	To Be Well Capitalized
Total Capital (to Risk Weighted Assets)	$238,143	16.34%	8.00%	10.50%	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$224,624	15.42%	6.00%	8.50%	8.00%
Common Equity Tier 1 (to Risk Weighted Assets)	$224,624	15.42%	4.50%	7.00%	6.50%
Tier 1 Leverage Capital (to Average Assets)	$224,624	11.09%	4.00%	4.00%	5.00%

(in thousands)	Actual		For Capital	For Capital Adequacy Purposes With Capital
As of December 31, 2025	Amount	Ratio	Adequacy Purposes	Conservation Buffer	To Be Well Capitalized
Total Capital (to Risk Weighted Assets)	$236,023	16.17%	8.00%	10.50%	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$222,958	15.27%	6.00%	8.50%	8.00%
Common Equity Tier 1 (to Risk Weighted Assets)	$222,958	15.27%	4.50%	7.00%	6.50%
Tier 1 Leverage Capital (to Average Assets)	$222,958	10.94%	4.00%	4.00%	5.00%

Proposed rules for U.S. implementation of capital requirements under Basel IV rules, commonly referred to as the “Basel III Endgame”, were initially issued by the U.S. federal banking agencies on July 27, 2023, but such proposed rules were met with strong objections from the banking industry. As a result, on March 19, 2026, the Office of the Comptroller of the Currency, (the “OCC”), FDIC and the Federal Reserve rescinded the Basel III Endgame 2023 proposal and concurrently issued three revised notices of proposed rulemaking. The three proposals include (i) a revised Basel III Endgame proposal that would apply an expanded risk-based approach to Category I and Category II banking organizations, thus narrowing the mandatory scope from the 2023 proposal, with all other banking organizations permitted to opt in; (ii) a revised standardized approach proposal that would reduce risk weights for traditional lending activities for banking organizations not subject to the expanded risk-based approach; and (iii) a revised capital surcharge proposal for globally systemically important bank holding companies. The OCC, FDIC and the Federal Reserve estimate that the revised proposals would decrease aggregate common equity tier 1 capital requirements by approximately 4.8% for Category I and Category II banking organizations, in contrast to the significant capital increases that would have resulted under the Basel III Endgame 2023 proposal. Additionally, the revised proposal would eliminate the requirement to deduct mortgage servicing assets from common equity tier 1 capital, instead assigning a 250% risk weight, which is designed to promote mortgage origination and servicing by banking organizations. The Federal Reserve voted 6-to-1 to advance all three proposals and the FDIC board voted unanimously in favor of the revised Basel III Endgame and standardized approach proposals. The comment period for the revised proposals is scheduled to close on June 18, 2026.

Liquidity and Capital Resources

Material Cash Commitments

The following table summarizes short- and long-term material cash requirements as of March 31, 2026. Management expects to fund these obligations through cash generated from operations and other available sources of funds:

(in thousands)	Less than 1 year	More than 1 year	Total
LIHTC capital contributions payable	$2,247	$2,147	$4,394
Operating lease obligations	1,630	6,621	8,251
Supplemental retirement plans	135	13,544	13,679
Time deposit maturities	118,302	2,720	121,022
Total	$122,314	$25,032	$147,346

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

Maintenance of adequate liquidity requires that sufficient resources always be available to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive costs. For this purpose, the Company maintains a portion of funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. The Company obtains funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings. The Company’s primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, and dividends to common stockholders. The Company’s liquid assets as of March 31, 2026 were $494.8 million compared to $517.6 million as of December 31, 2025.  The Company’s liquidity level measured as the percentage of liquid assets to total assets was 24.8% as of March 31, 2026, compared to 25.6% as of December 31, 2025. Liquid assets decreased during the first three months of 2026, mainly due to a decrease in deposit balances. Management anticipates that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for operating, investing and financing needs and regulatory liquidity requirements for at least the next twelve months. Management monitors the Company’s liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, the Company relies on advances from the FHLB to supplement the supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of the loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of March 31, 2026, the Company’s borrowing capacity from the FHLB was approximately $417.6 million and there were no outstanding advances. The Company also maintains a line of credit with two correspondent banks to purchase up to $70 million in federal funds, and approximately $28.0 million borrowing capacity through the FRB Discount Window, for which there were no advances on either borrowing source as of March 31, 2026.

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company provides various forms of credit lines to meet the financing needs of customers. These commitments, which represent a credit risk to us, are not represented in any form on the balance sheets.

As of March 31, 2026 and December 31, 2025, the Company had commitments to extend credit of $202.3 million and $219.0 million, respectively, which includes obligations under letters of credit of $4.1 million and $4.1 million, respectively.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

Recent Regulatory Developments

CFPB Open Banking Rule

In October 2024, the Consumer Financial Protection Bureau (“CFPB”) finalized a rule to implement Section 1033 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), which would require certain entities, including the Company and the Bank, to, among other things, make available to a consumer, upon request, information in its control or possession concerning the consumer financial product or service that the consumer obtained from that entity. The compliance date for a depository institution data provider that holds at least $1.5 billion in total assets but less than $3 billion in total assets was set to be April 1, 2029; however, in May 2025, the CFPB filed a motion for summary judgment, in which the CFPB stated that it had concluded that the final rule exceeds the agency’s statutory authority. In July 2025, the CFPB filed a motion to stay the proceedings while it conducts a new rulemaking process, which was granted by the district court. In August 2025, the CFPB issued an advanced notice of proposed rulemaking to reconsider its final rule under Section 1033 of the Dodd-Frank Act. Further, in October 2025, the court stayed the compliance dates in the final rule pending the CFPB’s reconsideration rulemaking. We will continue to monitor developments for any potential impact on the Company and the Bank.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For qualitative and quantitative disclosures about market risk, please see the sections entitled “Market Risk” and “Interest Rate Management” in Item 7A of the Company’s 2025 Annual Report on Form 10-K. As of March 31, 2026, the Company’s exposures to market risk have not changed materially since December 31, 2025.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this report was being prepared.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by management in the reports that the Company files or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by management in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is a party to claims and legal proceedings arising in the ordinary course of business. Our management evaluates its exposure to these claims and proceedings individually and in the aggregate and provides for potential losses on such litigation if the amount of the loss is estimable and the loss is probable.

There are no pending, or to management’s knowledge, any threatened, material legal proceedings to which the Company is a party, or to which any of the Company’s properties are subject. There are no material legal proceedings to which any director, any nominee for election as a director, any executive officer, or any associate of any such director, nominee or officer is a party adverse to the Company.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on March 25, 2026.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Share Repurchases

The Company has no repurchase plans or programs with respect to its common stock or equity securities in place and therefore there were no repurchased shares during the quarter ended March 31, 2026.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Insider Adoption or Termination of Trading Arrangements

During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company informed us of the adoption or termination of any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K), except for Donald Barton, one of our directors, whose 10b5-1 trading arrangement expired on February 12, 2026, and he subsequently adopted a new 10b5-1 trading arrangement on February 25, 2026, which is intended to satisfy the affirmative defense of Rule 10b5-1(c). Mr. Barton’s new 10b5-1 trading arrangement indicates that an aggregate of 4,500 shares of common stock will be sold over a period of 12 months between May 2026 and April 2027.

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

101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets at March 31, 2026 (Unaudited) and December 31, 2025, (ii) Condensed Consolidated Statements of Income for the three-month periods ended March 31, 2026 and March 31, 2025 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three-month periods ended March 31, 2026 and March 31, 2025 (Unaudited), (iv) Condensed Consolidated Statements of Changes of Shareholders’ Equity for the three-month periods ended March 31, 2026 and March 31, 2025 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2026 and March 31, 2025 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oak Valley Bancorp
Date: May 12, 2026	By:	/s/ JEFFREY A. GALL
Jeffrey A. Gall
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)