Form 10-Q
period 2026-06-30
Oak Valley Bancorp
filed 2026-08-14
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,412,708 shares of common stock outstanding as of July 27, 2026.

Oak Valley Bancorp

June 30, 2026

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

Condensed Consolidated Balance Sheets at June 30, 2026 (Unaudited) and December 31, 2025		1

Condensed Consolidated Statements of Income for the three and six-month periods ended June 30, 2026 and June 30, 2025 (Unaudited)		2

Condensed Consolidated Statements of Comprehensive Income for the three and six-month periods ended June 30, 2026 and June 30, 2025 (Unaudited)		3

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and six-month periods ended June 30, 2026 and June 30, 2025 (Unaudited)		4

Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2026 and June 30, 2025 (Unaudited)		6

Notes to Condensed Consolidated Financial Statements (Unaudited)		6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	42

PART II – OTHER INFORMATION		43

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Mine Safety Disclosures	43

Item 5.	Other Information	43

Item 6.	Exhibits	44

PART I – FINANCIAL STATEMENTS

Item 1.	Financial Statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Cash and due from banks	$144,783	$203,099
Federal funds sold	50,020	29,080
Cash and cash equivalents	194,803	232,179

Securities - available for sale	531,851	543,532
Securities - equity investments	3,449	3,424
Loans, net of allowance for credit losses of $11,172 and $12,381 at June 30, 2026 and December 31, 2025, respectively	1,152,575	1,129,606
Cash surrender value of life insurance	39,554	36,899
Bank premises and equipment, net	18,707	19,047
Other real estate owned	2,581	0
Goodwill and other intangible assets, net	3,313	3,313
Deferred tax asset	13,097	13,578
Interest receivable and other assets	41,648	41,538
	$2,001,578	$2,023,116

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$1,763,551	$1,792,962
Interest payable and other liabilities	20,993	22,179
Total liabilities	1,784,544	1,815,141

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,413,458 and 8,388,221 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	25,435	25,435
Additional paid-in capital	7,456	6,819
Retained earnings	201,670	194,393
Accumulated other comprehensive loss, net of tax	(17,527)	(18,672)
Total shareholders’ equity	217,034	207,975

	$2,001,578	$2,023,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share amounts)	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
INTEREST INCOME
Interest and fees on loans	$15,600	$14,316	$30,671	$28,305
Interest on securities	5,530	5,279	10,965	10,654
Interest on federal funds sold	263	290	521	640
Interest on deposits with banks	1,096	1,536	2,556	2,938
Total interest income	22,489	21,421	44,713	42,537

INTEREST EXPENSE
Deposits	3,545	3,267	6,945	6,576
Total interest expense	3,545	3,267	6,945	6,576

Net interest income	18,944	18,154	37,768	35,961
Provision for credit losses	21	245	485	519
Net interest income after provision for credit losses	18,923	17,909	37,283	35,442

NON-INTEREST INCOME
Service charges on deposits	440	427	880	873
Debit card transaction fee income	351	436	759	832
Earnings on cash surrender value of life insurance	350	300	654	587
(Loss) gain on calls of available-for-sale securities	(2)	2	(7)	2
Other	526	538	1,331	1,022
Total non-interest income	1,665	1,703	3,617	3,316

NON-INTEREST EXPENSE
Salaries and employee benefits	9,017	7,693	17,578	15,443
Occupancy expenses	1,353	1,122	2,747	2,249
Data processing fees	1,149	1,013	2,257	1,988
Marketing and advertising expense	400	273	682	599
Regulatory assessments	291	280	586	565
Other operating expenses	1,947	2,062	3,813	3,949
Total non-interest expense	14,157	12,443	27,663	24,793

Net income before provision for income taxes	6,431	7,169	13,237	13,965

Total provision for income taxes	1,317	1,581	2,814	3,080
Net income	$5,114	$5,588	$10,423	$10,885

Net income per share	$0.62	$0.68	$1.26	$1.32

Net income per diluted share	$0.61	$0.67	$1.25	$1.31

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
(dollars in thousands)	2026	2025	2026	2025

Net income	$5,114	$5,588	$10,423	$10,885
Other comprehensive income (loss):
Unrealized holding gain (loss) arising during the period	7,199	(5,020)	1,618	(8,807)
Less: reclassification for net loss (gain) included in net income	2	(2)	7	(2)
Other comprehensive income (loss), before tax	7,201	(5,022)	1,625	(8,809)
Tax (expense) benefit related to items of other comprehensive income	(2,129)	1,485	(480)	2,605
Total other comprehensive income (loss)	5,072	(3,537)	1,145	(6,204)
Comprehensive income	$10,186	$2,051	$11,568	$4,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	THREE MONTHS ENDED JUNE 30, 2026 AND 2025
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
(dollars in thousands)	Shares	Amount	Capital	Earnings	Loss	Equity

Balances, April 1, 2026	8,413,458	$25,435	$6,762	$196,556	$(22,599)	$206,154
Stock based compensation	0	0	694	0	0	694
Other comprehensive gain	0	0	0	0	5,072	5,072
Net income	0	0	0	5,114	0	5,114
Balances, June 30, 2026	8,413,458	$25,435	$7,456	$201,670	$(17,527)	$217,034

Balances, April 1, 2025	8,382,062	$25,435	$6,160	$178,292	$(26,367)	$183,520
Stock based compensation	0	0	234	0	0	234
Other comprehensive loss	0	0	0	0	(3,537)	(3,537)
Net income	0	0	0	5,588	0	5,588
Balances, June 30, 2025	8,382,062	$25,435	$6,394	$183,880	$(29,904)	$185,805

	SIX MONTHS ENDED JUNE 30, 2026 AND 2025
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
(dollars in thousands)	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balances, January 1, 2026	8,388,221	$25,435	$6,819	$194,393	$(18,672)	$207,975
Restricted stock issued	34,859	0	0	0	0	0
Restricted stock surrendered for tax withholding	(9,622)	0	(309)	0	0	(309)
Cash dividends declared $0.375 per share of common stock	0	0	0	(3,146)	0	(3,146)
Stock based compensation	0	0	946	0	0	946
Other comprehensive gain	0	0	0	0	1,145	1,145
Net income	0	0	0	10,423	0	10,423
Balances, June 30, 2026	8,413,458	$25,435	$7,456	$201,670	$(17,527)	$217,034

Balances, January 1, 2025	8,357,211	$25,435	$6,199	$175,502	$(23,700)	$183,436
Restricted stock issued	34,883	0	0	0	0	0
Restricted stock forfeited	(1,200)	0	0	0	0	0
Restricted stock surrendered for tax withholding	(8,832)	0	(240)	0	0	(240)
Cash dividends declared $0.30 per share of common stock	0	0	0	(2,507)	0	(2,507)
Stock based compensation	0	0	435	0	0	435
Other comprehensive loss	0	0	0	0	(6,204)	(6,204)
Net income	0	0	0	10,885	0	10,885
Balances, June 30, 2025	8,382,062	$25,435	$6,394	$183,880	$(29,904)	$185,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)	SIX MONTHS ENDED JUNE 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,423	$10,885
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	485	519
Increase in deferred fees/costs, net	26	315
Depreciation	782	659
Amortization of investment securities, net	419	399
Unrealized loss (gain) on equity securities	40	(64)
Amortization of operating lease right-of-use asset	(126)	(118)
Stock based compensation	946	435
Loss (gain) on calls of available-for-sale securities	7	(2)
Earnings on cash surrender value of life insurance	(654)	(587)
Decrease (increase) in deferred tax asset	481	(2,605)
Decrease in interest payable and other liabilities	(1,207)	(7)
Increase in interest receivable	(206)	(89)
Decrease in other assets	255	4,331
Net cash provided by operating activities	11,671	14,071

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(29,671)	0
Purchases of equity securities	(65)	(59)
Proceeds from maturities, calls, and principal paydowns of available-for-sale-securities	42,551	13,943
Investment in Low Income Housing Tax Credit fund	(204)	(3,242)
Net increase in loans	(26,061)	(3,869)
Purchase of Federal Home Loan Bank stock	(289)	(776)
Purchase of bank owned life insurance policies	(2,000)	0
Purchases of premises and equipment	(442)	(2,763)
Net cash (used in) provided by investing activities	(16,181)	3,234

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(3,146)	(2,507)
Net (decrease) increase in demand deposits and savings accounts	(52,637)	5,766
Net increase in time deposits	23,226	9,785
Tax withholding payments on vested restricted shares surrendered	(309)	(240)
Net cash (used in) provided by financing activities	(32,866)	12,804

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(37,376)	30,109

CASH AND CASH EQUIVALENTS, beginning of period	232,179	168,751

CASH AND CASH EQUIVALENTS, end of period	$194,803	$198,860

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$6,920	$6,575
Operating leases	$823	$773
Income taxes	$3,050	$2,705

NON-CASH INVESTING ACTIVITIES:
Real estate acquired through foreclosure	$2,581	$0
Change in unrealized gain (loss) on securities	$1,625	$(8,809)
Change in contributions payable to LIHTC limited partner investment	$-	$5,000
Right-of-use asset obtained in exchange for new operating lease liability	$(225)	$(634)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Oak Valley Bancorp (the “Company”, “us”, “our”) is the parent holding company for Oak Valley Community Bank (the “Bank”), a California state-chartered bank.  Eastern Sierra Community Bank operates as a division within Oak Valley Community Bank for select branches. The consolidated financial statements include the accounts of the parent company and its wholly-owned bank subsidiary. Unless otherwise stated, the “Company” refers to the consolidated entity, Oak Valley Bancorp, while the “Bank” refers to Oak Valley Community Bank. All material intercompany transactions have been eliminated. The interim consolidated financial statements included in this Quarterly Report on Form 10-Q are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and six-month periods ended June 30, 2026 are not necessarily indicative of the results of a full year’s operations. Certain prior period amounts have been reclassified to conform to the current period presentation. There was no effect on net income or shareholders’ equity as previously reported as a result of reclassifications. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended December 31, 2025.

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

NOTE 3 – SECURITIES

Equity Securities

The Company held equity securities with fair values of $3,449,000 and $3,424,000 as of June 30, 2026 and December 31, 2025, respectively. There were no sales of equity securities during the three and six-month periods ended June 30, 2026 and 2025. Consistent with ASC 321, Equity Securities, these securities are carried at fair value with the changes in fair value recognized in the condensed consolidated statements of income. Accordingly, the Company recognized losses of $18,000 and $40,000 during the three and six-month periods ended June 30, 2026, respectively, as compared to gains of $4,000 and $64,000 during the same periods of 2025.

Debt Securities

Debt securities have been classified in the financial statements as available for sale. The amortized cost and estimated fair values of debt securities as of June 30, 2026 are as follows:

(dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$114,815	$131	$(4,524)	$110,422
Collateralized mortgage obligations	33,948	73	(400)	33,621
Municipalities	354,735	1,479	(19,869)	336,345
SBA pools	448	0	(4)	444
Corporate debt	26,500	0	(1,090)	25,410
Asset backed securities	26,288	16	(695)	25,609
	$556,734	$1,699	$(26,582)	$531,851

The following table details the gross unrealized losses and fair values of debt securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2026.

(dollars in thousands)		Less than 12 months		12 months or more		Total
Description of Securities	Number of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	38	$32,106	$(567)	$46,460	$(3,957)	$78,566	$(4,524)
Collateralized mortgage obligations	5	4,631	(116)	2,902	(284)	7,533	(400)
Municipalities	110	56,413	(517)	216,610	(19,352)	273,023	(19,869)
SBA pools	6	136	(2)	308	(2)	444	(4)
Corporate debt	7	0	0	25,410	(1,090)	25,410	(1,090)
Asset backed securities	11	3,413	(7)	8,497	(688)	11,910	(695)
Total temporarily impaired securities	177	$96,699	$(1,209)	$300,187	$(25,373)	$396,886	$(26,582)

For available-for-sale debt securities in an unrealized loss position, management evaluates whether the decline in fair value is a reflection of credit deterioration or other factors. In performing this evaluation, management considers the extent which fair value has fallen below amortized cost, changes in ratings by rating agencies, and other information indicating a deterioration in repayment capacity of either the underlying issuer or the borrowers providing repayment capacity in a securitization. If management’s evaluation indicates that a credit loss exists then a present value of the expected cash flows is calculated and compared to the amortized cost basis of the security in question and, to the degree that the amortized cost basis exceeds the present value, an allowance for credit loss (“ACL”) is established, with the caveat that the maximum amount of the reserve on any individual security is the difference between the fair value and amortized cost balance of the security in question. Any unrealized loss that has not been recorded through an ACL is recognized in other comprehensive income. Accrued interest receivable on available-for-sale securities was $5,210,000 and $5,197,000 as of June 30, 2026 and December 31, 2025, respectively, and is not included in the tables within this footnote.

The unrealized losses are due primarily to rising market yields and not due to credit deterioration. As such, no ACL on available-for-sale securities has been established as of June 30, 2026 and December 31, 2025. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities as of June 30, 2026, segregated by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$80,761	$78,814
Due after one year through five years	188,137	177,704
Due after five years through ten years	136,413	128,899
Due after ten years	27,661	26,959
Subtotal	432,972	412,376
Mortgage-backed securities and collateralized mortgage obligations	123,762	119,475
Total	$556,734	$531,851

The amortized cost and estimated fair values of debt securities as of December 31, 2025 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$104,672	$472	$(3,607)	$101,537
Collateralized mortgage obligations	34,977	140	(324)	34,793
Municipalities	359,902	1,012	(22,446)	338,468
SBA pools	561	1	(3)	559
Corporate debt	41,500	21	(1,109)	40,412
Asset backed securities	28,428	37	(702)	27,763
	$570,040	$1,683	$(28,191)	$543,532

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

There were no sales of available-for-sale securities during the three and six-months ended June 30, 2026 and 2025. The Company recognized losses of $2,000 and $7,000 on called securities during the three and six-month periods ended June 30, 2026, respectively, as compared to gains of $2,000 on called securities during the same periods of 2025.

Debt securities carried at $333,335,000 and $349,507,000 as of June 30, 2026 and December 31, 2025, respectively, were pledged to secure deposits of public funds.

NOTE 4 – LOANS

The Company’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of June 30, 2026, approximately 87% of the Company’s loans are commercial real estate loans, which include construction loans. Approximately 7% of the Company’s loans are for general commercial use including professional, retail, and small business. Additionally, 3% of the Company’s loans are for residential real estate and other consumer loans. The remaining 3% are agriculture loans. Accrued interest receivable on loans was $3,812,000 and $3,510,000 as of June 30, 2026 and December 31, 2025, respectively, and is not included in the tables within this footnote. Loan totals were as follows:

(in thousands)	June 30, 2026	December 31, 2025
Commercial real estate:
Construction & land	$57,605	$48,037
Multi-family	97,668	100,924
Owner occupied	228,956	225,531
Non-owner occupied	543,416	545,959
Farmland	86,844	89,715
Commercial and industrial	77,806	70,262
Consumer	35,947	34,496
Agriculture	37,473	29,006
Total loans	1,165,715	1,143,930
Less:
Deferred loan fees and costs, net	(1,968)	(1,943)
Allowance for credit losses	(11,172)	(12,381)
Net loans	$1,152,575	$1,129,606

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner-occupied loans. As of June 30, 2026 and December 31, 2025, approximately 22% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

Non-accrual loans, segregated by class of loans, were as follows:

	June 30, 2026				December 31, 2025
(in thousands)	Total Non- accrual loans	Non- accrual loans with no Allowance	Non- accrual loans with Allowance	90 Days or More Past Due and Accruing	Total Non- accrual loans	Non- accrual loans with no Allowance	Non- accrual loans with Allowance	90 Days or More Past Due and Accruing
Commercial real estate:
Construction & land	$0	$0	$0	$0	$0	$0	$0	$0
Multi-family	0	0	0	0	0	0	0	0
Owner occupied	0	0	0	0	0	0	0	0
Non-owner occupied	0	0	0	0	4,587	0	4,587	0
Farmland	0	0	0	0	0	0	0	0
Commercial and industrial	0	0	0	0	0	0	0	0
Consumer	50	50	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0	0	0
Total	$50	$50	$0	$0	$4,587	$0	$4,587	$0

Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income of approximately $49,000 and $99,000 in the three and six-month periods ended June 30, 2026, respectively. There were no non-accrual loans in the same period of 2025.

Average recorded investment in individually evaluated loans outstanding as of June 30, 2026 and 2025 is set forth in the following table.

	Average Recorded Investment for the		Average Recorded Investment for the
(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Commercial real estate:
Construction & land	$0	$0	$0	$0
Multi-family	0	0	0	0
Owner occupied	0	0	0	0
Non-owner occupied	4,345	0	4,485	0
Farmland	0	0	0	0
Commercial and industrial	0	0	0	0
Consumer	11	0	21	0
Agriculture	0	0	0	0
Total	$4,356	$0	$4,506	$0

The following table analyzes past due loans including any past due non-accrual loans, segregated by class of loans, as of June 30, 2026 (in thousands):

June 30, 2026	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Commercial real estate:
Construction & land	$0	$0	$0	$0	$57,605	$57,605
Multi-family	0	0	0	0	97,668	97,668
Owner occupied	0	0	0	0	228,956	228,956
Non-owner occupied	0	0	0	0	543,416	543,416
Farmland	0	0	0	0	86,844	86,844
Commercial and industrial	0	0	0	0	77,806	77,806
Consumer	0	0	50	50	35,897	35,947
Agriculture	0	0	0	0	37,473	37,473
Total	$0	$0	$50	$50	$1,165,665	$1,165,715

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

Collateral Dependent Loans. Management’s evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Under the Current Expected Credit Losses (“CECL”) accounting standard, loans can be determined to be collateral dependent if foreclosure of the loan’s underlying collateral is probable or as a practical expedient if the borrower is experiencing financial difficulties and the repayment is expected to be provided mainly through the operation or sale of the collateral. Loans are written down to the lesser of cost or fair value of underlying collateral, less estimated costs to sell. The Company had no collateral dependent loans as of June 30, 2026, as compared to one collateral dependent loan with a balance of $4,587,000 as of December 31, 2025. The collateral for this loan was a non-owner occupied commercial real estate building, which was foreclosed on, partially charged-off, and transferred to OREO at fair market value during the second quarter of 2026.

Loan Modification Disclosures Pursuant to ASU 2022-02 - The Company may agree to different types of concessions when modifying a loan. There were no loan modifications to borrowers experiencing financial difficulty, including principal forgiveness, rate reductions, payment deferral or term extension, during the three and six-months ended June 30, 2026 and 2025.

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

As of June 30, 2026 and December 31, 2025, there are no loans that are classified with risk grades of 8- Loss. The risk grades are reviewed every month, at a minimum and on an as-needed basis depending on the specific circumstances of the loan.

The following table summarizes loan risk grade totals by class and year of origination as of June 30, 2026. Risk grades 1 through 4(W) have been aggregated in the “Pass” line.

	As of June 30, 2026
(in thousands)	Term Loans Amortized Cost Basis by Origination Year
Risk Grade Ratings	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Commercial real estate - construction & land
Pass	$1,784	$42,138	$11,123	$0	$1,635	$925	$0	$57,605
Total commercial real estate - construction & land	1,784	42,138	11,123	0	1,635	925	0	57,605

Commercial real estate - multi-family
Pass	3,062	15,756	29,842	4,514	13,448	31,046	0	97,668
Total commercial real estate - multi-family	3,062	15,756	29,842	4,514	13,448	31,046	0	97,668

Commercial real estate - owner occupied
Pass	14,216	27,417	25,819	9,052	38,280	106,608	0	221,392
Special mention	0	0	0	0	0	7,564	0	7,564
Total commercial real estate - owner occupied	14,216	27,417	25,819	9,052	38,280	114,172	0	228,956

Commercial real estate - non-owner occupied
Pass	21,782	64,636	38,767	88,401	81,793	241,670	2,177	539,226
Special mention	0	0	0	0	0	4,190	0	4,190
Total commercial real estate - non-owner occupied	21,782	64,636	38,767	88,401	81,793	245,860	2,177	543,416

Commercial real estate - Farmland
Pass	625	3,065	7,643	11,708	9,543	54,260	0	86,844
Total commercial real estate - farmland	625	3,065	7,643	11,708	9,543	54,260	0	86,844

Commercial and Industrial
Pass	2,185	7,249	18,841	7,388	5,744	5,541	26,305	73,253
Special mention	0	0	1,788	690	0	1,770	245	4,493
Substandard	0	0	0	0	60	0	0	60
Total commercial and industrial	2,185	7,249	20,629	8,078	5,804	7,311	26,550	77,806

Consumer
Pass	1,543	3,005	3,834	859	4,422	11,044	11,207	35,914
Substandard	1	0	0	0	0	32	0	33
Total consumer	1,544	3,005	3,834	859	4,422	11,076	11,207	35,947

Agriculture
Pass	0	0	205	2,920	573	1,183	32,592	37,473
Total agriculture	0	0	205	2,920	573	1,183	32,592	37,473

Total by Risk Category
Pass	45,197	163,266	136,074	124,842	155,438	452,277	72,281	1,149,375
Special mention	0	0	1,788	690	0	13,524	245	16,247
Substandard	1	0	0	0	60	32	0	93
Total	$45,198	$163,266	$137,862	$125,532	$155,498	$465,833	$72,526	$1,165,715

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

The DCF quantitative reserve methodology incorporates the consideration of probability of default (“PD”) and loss given default (“LGD”) estimates to estimate periodic losses. The PD estimates are derived through the application of reasonable and supportable economic forecasts to call code specific regression models, derived from the consideration of historical bank-specific and peer loss-rate data. The loss rate data has been regressed against benchmark economic indicators, for which reasonable and supportable forecasts exist, in the development of the call-code specific regression models. Regression models are generally refreshed on an annual basis, in order to pull in more recent loss rate data. Reasonable and supportable forecasts of the selected economic metric are then input into the regression model to calculate an expected default rate. The expected default rates are then applied to expected monthly loan balances estimated through the consideration of contractual repayment terms and expected prepayments. The Company utilizes a four-quarter forecast period, after which the expected default rates revert to the historical average for each call code, over a four-quarter reversion period, on a straight-line basis. The prepayment assumptions applied to expected cash flow over the contractual life of the loans are estimated based on historical, bank-specific experience, peer data and the consideration of current and expected conditions and circumstances including the level of interest rates. The prepayment assumptions may be updated by Management in the event that changing conditions impact Management’s estimate or additional historical data gathered has resulted in the need for a reevaluation. LGD utilized in the DCF is derived from the application of the Frye-Jacobs theory which relates LGD to PD based on historical peer data, as calculated by a third-party. The call code regression models utilized upon implementation of CECL on January 1, 2023, and as of June 30, 2026, were identical, and relied upon reasonable and supportable forecasts of the National Unemployment Rate. Some of the call code regression models also use the Real Gross Domestic Product. Management selected the National Unemployment Rate and the Real Gross Domestic Product as the drivers of quantitative portion of collectively reserves on loan classes reliant upon the DCF methodology, primarily as a result of high correlation coefficients identified in regression modeling, the availability of forecasts including the quarterly Federal Open Market Committee (“FOMC”) forecast, and given the widespread familiarity of stakeholders with this economic metric.

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

The following table details activity in the ACL by portfolio segment for the three and six-month periods ended June 30, 2026 and 2025. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(in thousands)
Three Months Ended June 30, 2026	CRE Construction & Land	CRE Multi- family	CRE Owner occupied	CRE Non- owner occupied	CRE Farmland	Commercial and Industrial	Consumer	Agriculture	Total
Beginning balance	$978	$626	$1,442	$7,567	$1,467	$507	$225	$98	$12,910
Charge-offs	0	0	0	(1,727)	0	0	(27)	0	(1,754)
Recoveries	0	0	0	0	0	0	1	0	1
Provision for (reversal of) credit losses (1)	1	2	18	(33)	(28)	14	21	20	15
Ending balance	$979	$628	$1,460	$5,807	$1,439	$521	$220	$118	$11,172

Six Months Ended June 30, 2026
Beginning balance	$913	$661	$1,418	$7,027	$1,522	$533	$221	$86	$12,381
Charge-offs	0	0	0	(1,727)	0	0	(42)	0	(1,769)
Recoveries	0	0	0	0	0	0	6	0	6
(Reversal of) provision for credit losses (1)	66	(33)	42	507	(83)	(12)	35	32	554
Ending balance	$979	$628	$1,460	$5,807	$1,439	$521	$220	$118	$11,172

Three Months Ended June 30, 2025	CRE Construction & Land	CRE Multi- family	CRE Owner occupied	CRE Non- owner occupied	CRE Farmland	Commercial and Industrial	Consumer	Agriculture	Total
Beginning balance	$387	$731	$1,507	$6,332	$1,614	$608	$169	$100	$11,448
Charge-offs	0	0	0	0	0	0	(20)	0	(20)
Recoveries	0	0	0	0	0	0	2	0	2
Provision for (reversal of) credit losses (1)	246	(32)	(111)	(87)	(68)	(9)	21	40	0
Ending balance	$633	$699	$1,396	$6,245	$1,546	$599	$172	$140	$11,430

Six Months Ended June 30, 2025
Beginning balance	$258	$737	$1,503	$6,401	$1,665	$645	$175	$76	$11,460
Charge-offs	0	0	0	0	0	0	(36)	0	(36)
Recoveries	0	0	0	0	0	0	6	0	6
Provision for (reversal of) credit losses (1)	375	(38)	(107)	(156)	(119)	(46)	27	64	0
Ending balance	$633	$699	$1,396	$6,245	$1,546	$599	$172	$140	$11,430

(1)

The total provision amount reported in this table does not agree to the income statement because any reserves for off balance sheet items are excluded from this table and recorded in other liabilities on the balance sheet. See the changes in reserve for off-balance-sheet commitments table within this footnote.

The following table details the ACL and ending gross loan balances as of June 30, 2026 and December 31, 2025, summarized by collective and individual evaluation methods of impairment.

(in thousands)
June 30, 2026	CRE Construction & Land	CRE Multi- family	CRE Owner occupied	CRE Non- owner occupied	CRE Farmland	Commercial and Industrial	Consumer	Agriculture	Total
Allowance for credit losses for loans:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	979	628	1,460	5,807	1,439	521	220	118	11,172
	$979	$628	$1,460	$5,807	$1,439	$521	$220	$118	$11,172

Ending gross loan balances:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$50	$0	$50
Collectively evaluated for impairment	57,605	97,668	228,956	543,416	86,844	77,806	35,897	37,473	1,165,665
	$57,605	$97,668	$228,956	$543,416	$86,844	$77,806	$35,947	$37,473	$1,165,715

December 31, 2025
Allowance for credit losses for loans:
Individually evaluated for impairment	$0	$0	$0	$1,289	$0	$0	$0	$0	$1,289
Collectively evaluated for impairment	913	661	1,418	5,738	1,522	533	221	86	11,092
	$913	$661	$1,418	$7,027	$1,522	$533	$221	$86	$12,381

Ending gross loan balances:
Individually evaluated for impairment	$0	$0	$0	$4,587	$0	$0	$0	$0	$4,587
Collectively evaluated for impairment	48,037	100,924	225,531	541,372	89,715	70,262	34,496	29,006	1,139,343
	$48,037	$100,924	$225,531	$545,959	$89,715	$70,262	$34,496	$29,006	$1,143,930

The following tables present gross charge-offs for the three and six-months ended June 30, 2026 by portfolio class and origination year:

	Three Months Ended June 30, 2026
(in thousands)	Term Loans Charged-off by Origination Year
Charge-offs	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Commercial real estate:
Construction & land	$0	$0	$0	$0	$0	$0	$0	$0
Multi-family	0	0	0	0	0	0	0	0
Owner occupied	0	0	0	0	0	0	0	0
Non-owner occupied	0	0	0	0	0	1,727	0	1,727
Farmland	0	0	0	0	0	0	0	0
Commercial and industrial	0	0	0	0	0	0	0	0
Consumer	0	0	0	0	0	0	27	27
Agriculture	0	0	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$1,727	$27	$1,754

	Six Months Ended June 30, 2026
(in thousands)	Term Loans Charged-off by Origination Year
Charge-offs	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Commercial real estate:
Construction & land	$0	$0	$0	$0	$0	$0	$0	$0
Multi-family	0	0	0	0	0	0	0	0
Owner occupied	0	0	0	0	0	0	0	0
Non-owner occupied	0	0	0	0	0	1,727	0	1,727
Farmland	0	0	0	0	0	0	0	0
Commercial and industrial	0	0	0	0	0	0	0	0
Consumer	0	0	0	0	0	0	42	42
Agriculture	0	0	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$1,727	$42	$1,769

Changes in the reserve for off-balance-sheet commitments for the three and six-months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2026	2025	2026	2025
Balance, beginning of period	$609	$620	$684	$346
Provision for (reversal of) off balance sheet commitments recorded in provision for credit losses	6	245	(69)	519
Balance, end of period	$615	$865	$615	$865

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

NOTE 5 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The condensed consolidated financial statements include various estimated fair value information as of June 30, 2026 and December 31, 2025. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between levels during the three and six-month periods ended June 30, 2026 and 2025.

The estimated fair values of the Company’s financial instruments not measured at fair value as of June 30, 2026 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$194,803	194,803	1
Restricted equity securities	7,350	7,350	2
Loans, net	1,152,575	1,125,210	3
Interest receivable	9,085	9,085	2

Financial liabilities:
Deposits	(1,763,551)	(1,763,221)	3
Interest payable	(292)	(292)	2

The estimated fair values of the Company’s financial instruments not measured at fair value as of December 31, 2025 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$232,179	$232,179	1
Restricted equity securities	7,061	7,061	2
Loans, net	1,129,606	1,085,650	3
Interest receivable	8,879	8,879	2

Financial liabilities:
Deposits	(1,792,962)	(1,792,794)	3
Interest payable	(268)	(268)	2

The following tables present the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the condensed consolidated balance sheets at each respective period end, by level within the fair value hierarchy as of June 30, 2026 and December 31, 2025.

	Fair Value Measurements as of June 30, 2026 Using
(in thousands)	June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$110,422	$0	$110,422	$0
Collateralized mortgage obligations	33,621	0	33,621	0
Municipalities	336,345	0	336,345	0
SBA pools	444	0	444	0
Corporate debt	25,410	0	25,410	0
Asset-backed securities	25,609	0	25,609	0

Equity Securities:
Mutual fund	$3,449	$3,449	$0	$0

Assets and liabilities measured on a non-recurring basis:
Collateral dependent loans	$0	$0	$0	$0

	Fair Value Measurements at December 31, 2025 Using
(in thousands)	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$101,537	$0	$101,537	$0
Collateralized mortgage obligations	34,793	0	34,793	0
Municipalities	338,468	0	338,468	0
SBA pools	559	0	559	0
Corporate debt	40,412	0	40,412	0
Asset backed securities	27,763	0	27,763	0

Equity Securities:
Mutual fund	$3,424	$3,424	$0	$0

Assets and liabilities measured on a non-recurring basis:
Collateral dependent loans	$3,298	$0	$0	$3,298

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

There have been no significant changes in the valuation techniques utilized as of June 30, 2026, as compared to December 31, 2025.

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

The Company’s calculation of basic and diluted EPS for the three and six-month periods ended June 30, 2026 and 2025 are reflected in the tables below.

	Three Months Ended
	June 30,
(in thousands)	2026	2025
BASIC EARNINGS PER SHARE

Net income	$5,114	$5,588
Weighted average shares outstanding	8,273	8,245
Net income per common share	$0.62	$0.68

DILUTED EARNINGS PER SHARE

Net income	$5,114	$5,588
Weighted average shares outstanding	8,273	8,245
Effect of dilutive non-vested restricted shares	60	40
Weighted average shares of common stock and common stock equivalents	8,333	8,285
Net income per diluted common share	$0.61	$0.67

	Six Months Ended
	June 30,
(in thousands)	2026	2025
BASIC EARNINGS PER SHARE

Net income	$10,423	$10,885
Weighted average shares outstanding	8,265	8,239
Net income per common share	$1.26	$1.32

DILUTED EARNINGS PER SHARE

Net income	$10,423	$10,885
Weighted average shares outstanding	8,265	8,239
Effect of dilutive non-vested restricted shares	63	43
Weighted average shares of common stock and common stock equivalents	8,328	8,282
Net income per diluted common share	$1.25	$1.31

NOTE 7 – REGULATORY CAPITAL

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

The following tables present a comparison of our actual capital ratios to the minimum required ratios as of the dates indicated:

Capital Ratios for the Bank:

(in thousands)	Actual			For Capital Adequacy
			For Capital Adequacy	Purposes With Capital Conservation	To Be Well
As of June 30, 2026	Amount	Ratio	Purposes	Buffer	Capitalized
Total Capital (to Risk Weighted Assets)	$241,972	16.53%	8.00%	10.50%	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$230,184	15.72%	6.00%	8.50%	8.00%
Common Equity Tier 1 (to Risk Weighted Assets)	$230,184	15.72%	4.50%	7.00%	6.50%
Tier 1 Leverage Capital (to Average Assets)	$230,184	11.48%	4.00%	4.00%	5.00%

(in thousands)				For Capital Adequacy
	Actual		For Capital	Purposes With Capital
As of December 31, 2025	Amount	Ratio	Adequacy Purposes	Conservation Buffer	To Be Well Capitalized
Total Capital (to Risk Weighted Assets)	$236,023	16.17%	8.00%	10.50%	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$222,958	15.27%	6.00%	8.50%	8.00%
Common Equity Tier 1 (to Risk Weighted Assets)	$222,958	15.27%	4.50%	7.00%	6.50%
Tier 1 Leverage Capital (to Average Assets)	$222,958	10.94%	4.00%	4.00%	5.00%

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

The Bank also offers other services for both individuals and businesses including online banking, remote deposit capture, merchant services, night depository, extended hours, credit cards, wire transfer of funds, note collection, and automated teller machines in a national network.  The Bank does not currently offer international banking or trust services although the Bank may make such services available to the Bank’s customers through financial institutions with which the Bank has correspondent banking relationships.  The Bank does not offer stock transfer services.

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

Management believes the following were important factors in the Company’s performance during the three and six-month periods ended June 30, 2026:

•

The Company recognized net income of $5,114,000 and $10,423,000 for the three and six-month periods ended June 30, 2026, respectively, as compared to $5,588,000 and $10,885,000 for the same periods in 2025. The net income decrease was mainly due to higher operating expenses incurred to support the growth of the Company.

•

The Company recorded provision for credit losses of $21,000 and $485,000 during the three and six-months ended June 30, 2026, respectively, as compared to $245,000 and $519,000 during the same periods of 2025, as credit quality remained stable and the reserve amount was determined to be adequate.

•

Net interest income increased $790,000 and $1,807,000 for the three and six-month periods ended June 30, 2026, respectively, compared to the same periods in 2025. The net interest income increase was mainly due to an increase in earning asset balances, and an increase in the loan yield.

•

Non-interest income decreased by $38,000 for the three-month period, and increased by $301,000 for the six-month period ended June 30, 2026, as compared to the same periods in 2025. The quarter-to-date decrease was related to a market value adjustment on a limited partnership equity investment and the year-to-date increase was mainly due to higher production from investment advisory services.

•

Non-interest expense increased by $1,714,000 and $2,870,000 for the three and six-month periods ended June 30, 2026, respectively, as compared to the same periods in 2025. The increase was primarily due to staffing increases and overhead related to servicing the growing business portfolios.

•

Total assets decreased by $21,538,000, or 1.1%, total net loans increased by $22,969,000, or 2.0%, and investment securities decreased by $11,656,000, or 2.1%, in each case from December 31, 2025 to June 30, 2026, while deposits decreased by $29,411,000, or 1.6%, for the same period. Consequently, cash and cash equivalent balances decreased by $37,376,000, or 16.1%.

Income Summary

For the three and six-month periods ended June 30, 2026, the Company recorded net income of $5,114,000 and $10,423,000, respectively, representing decreases of $474,000 and $462,000, as compared to the same periods in 2025.  Return on average assets (annualized) was 1.04% and 1.05% for the three and six-months ended June 30, 2026, respectively, as compared to 1.18% and 1.15% for the same periods in 2025.  Annualized return on average common equity was 9.74% and 9.98% for the three and six-months ended June 30, 2026, respectively, as compared to 12.21% and 11.89% for the same periods in 2025. Net income before provisions for income taxes decreased by $738,000 and $728,000 for the three and six-month periods ended June 30, 2026, respectively, from the same periods in 2025.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

(In thousands)	Effect on Pre-Tax Income	Effect on Pre-Tax Income
	Increase (Decrease)	Increase (Decrease)
	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
Change from 2025 to 2026 in:
Net interest income	$790	$1,807
Provision for credit losses	224	34
Non-interest income	(38)	301
Non-interest expense	(1,714)	(2,870)
Change in net income before income taxes	$(738)	$(728)

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three and six-month periods ended June 30, 2026, net interest income was $18,944,000 and $37,768,000, respectively, which represents increases of $790,000 and $1,807,000, from the comparable periods in 2025. The increase was due to growth of earning assets and upward repricing of our loan yield in spite of short-term rate cuts by the FOMC during 2025.

Due to the current interest rate environment, the Bank has experienced a modest increase in the average interest rate paid on deposit accounts as it continues to competitively price deposits to meet customer demand, maintain deposit relationships, and support liquidity. The Company’s average cost of funds was 0.81% and 0.80% for the three and six-months ended June 30, 2026, respectively, as compared to 0.77% and 0.78% in the same periods of 2025.

The net interest margin (net interest income as a percentage of average interest earning assets) was 4.15% and 4.13% for the three and six-month periods ended June 30, 2026, respectively, as compared to 4.11% and 4.10% for the same periods in 2025. The net interest margin increased compared to the prior year due to the rising loan yields and earning asset growth, which was partially offset by the slight increase to deposit interest rates. The earning asset yield increased by 7 basis points and 4 basis points for the three and six-month periods ended June 30, 2026, as compared to the same periods of 2025.

The following tables show the relative impact of changes in average balances of interest earning assets and interest-bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three and six-month periods ended June 30, 2026 and 2025:

Net Interest Analysis

	Three months ended			Three months ended
	June 30, 2026			June 30, 2025
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)
Assets:
Earning assets:
Gross loans (1) (2)	$1,159,671	$15,618	5.40%	$1,097,257	$14,334	5.24%
Investment securities (2)	577,108	6,059	4.21%	555,291	5,759	4.16%
Federal funds sold	28,628	263	3.68%	26,179	290	4.44%
Interest-earning deposits	119,330	1,096	3.68%	139,703	1,536	4.41%
Total interest-earning assets	1,884,737	23,036	4.90%	1,818,430	21,919	4.83%
Total noninterest earning assets	95,405			85,311
Total assets	1,980,142			1,903,741
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	556,995	834	0.60%	516,669	733	0.57%
Money market deposits	384,167	1,593	1.66%	380,994	1,619	1.70%
Savings deposits	116,905	28	0.10%	118,978	34	0.11%
Time deposits $250,000 and under	80,067	669	3.35%	61,282	534	3.50%
Time deposits over $250,000	49,304	421	3.42%	38,989	347	3.56%
Total interest-bearing liabilities	1,187,438	3,545	1.20%	1,116,912	3,267	1.17%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	560,572			579,556
Other liabilities	21,470			23,661
Total noninterest-bearing liabilities	582,042			603,217
Shareholders' equity	210,662			183,612
Total liabilities and shareholders' equity	$1,980,142			$1,903,741
Net interest income		$19,491			$18,652
Net interest spread (3)			3.70%			3.66%
Net interest margin (4)			4.15%			4.11%

(1)  Loan fees have been included in the calculation of interest income.

(2) Yields and interest income on tax-exempt municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%. Non-GAAP tax benefit adjustments of $18 thousand and $529 thousand have been added to GAAP interest income on gross loans and investment securities, respectively, for the three-months ended June 30, 2026, as compared to $18 thousand and $480 thousand, respectively, in the comparable periods of 2025. These non-GAAP adjustments are used by management to assess the Company’s performance and provide additional information and transparency to investors with respect to the Company’s gross loans and investment securities. Non-GAAP performance measures do not have a standardized meaning and such measures may not be comparable to similar measures presented by other companies. Non-GAAP measures are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

(5) Annual interest rates are computed by dividing the interest income/expense by the number of days in the period multiplied by 365.

	Six Months Ended			Six Months Ended
	June 30, 2026			June 30, 2025
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)
Assets:
Earning assets:
Gross loans (1) (2)	$1,151,990	$30,706	5.38%	$1,093,951	$28,343	5.22%
Investment securities (2)	574,225	12,015	4.22%	558,678	11,613	4.19%
Federal funds sold	28,704	521	3.66%	29,031	640	4.45%
Interest-earning deposits	140,328	2,556	3.67%	134,735	2,938	4.40%
Total interest-earning assets	1,895,247	45,798	4.87%	1,816,395	43,534	4.83%
Total noninterest earning assets	97,839			87,268
Total assets	1,993,086			1,903,663
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	563,890	1,594	0.57%	509,927	1,469	0.58%
Money market deposits	388,843	3,205	1.66%	386,024	3,325	1.74%
Savings deposits	117,394	55	0.09%	120,171	64	0.11%
Time deposits $250,000 and under	76,727	1,288	3.39%	59,417	1,044	3.54%
Time deposits over $250,000	46,820	803	3.46%	37,838	674	3.59%
Total interest-bearing liabilities	1,193,674	6,945	1.17%	1,113,377	6,576	1.19%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	566,479			581,431
Other liabilities	22,320			24,259
Total noninterest-bearing liabilities	588,799			605,690
Shareholders' equity	210,613			184,596
Total liabilities and shareholders' equity	$1,993,086			$1,903,663
Net interest income		$38,853			$36,958
Net interest spread (3)			3.70%			3.64%
Net interest margin (4)			4.13%			4.10%

(1) Loan fees have been included in the calculation of interest income.

(2) Yields and interest income on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%. Non-GAAP tax benefit adjustments of $35 thousand and $1.05 million have been added to GAAP interest income on gross loans and investment securities, respectively, for the six-months ended June 30, 2026, as compared to $38 thousand and $959 thousand in the comparable periods of 2025. These non-GAAP adjustments are used by management to assess the Company’s performance and provide additional information and transparency to investors with respect to the Company’s gross loans and investment securities. Non-GAAP performance measures do not have a standardized meaning and such measures may not be comparable to similar measures presented by other companies. Non-GAAP measures are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

(5) Annual interest rates are computed by dividing the interest income/expense by the number of days in the period multiplied by 365.

Shown in the following table is the relative impact on net interest income of changes in the average outstanding balances (volume) of earning assets and interest-bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three and six-month periods ended June 30, 2026 and 2025.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

	For the Three Months Ended June 30, 2026
	Compared to June 30, 2025
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$815	$469	$1,284
Investment securities (2)	226	74	300
Federal funds sold	27	(54)	(27)
Interest-earning deposits	(224)	(216)	(440)
Total interest income	$844	$273	$1,117

Interest expense:
Interest-earning DDA	57	44	101
Money market deposits	13	(39)	(26)
Savings deposits	(1)	(5)	(6)
Time deposits $250,000 and under	164	(29)	135
Time deposits over $250,000	92	(18)	74
Total interest expense	$325	$(47)	$278

Change in net interest income	$519	$320	$839

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

The table above reflects an increase of $519,000 in net interest income due to changes in volume combined with the overall change in mix of balances during the second quarter of 2026, as compared to the same period of 2025. Changes in earning asset yields and rates on interest-bearing liabilities resulted in an increase of $320,000 to net interest income, over the same period. This increase was mainly due to higher loan yields as our loan portfolio continues to reprice upward.

	For the Six-Months Ended June 30, 2026
	Compared to June 30, 2025
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$1,504	$859	$2,363
Investment securities (2)	323	79	402
Federal funds sold	(7)	(112)	(119)
Interest-earning deposits	123	(505)	(382)
Total interest income	$1,943	$321	$2,264

Interest expense:
Interest-earning DDA	$155	$(30)	$125
Money market deposits	24	(144)	(120)
Savings deposits	(1)	(8)	(9)
Time deposits $250,000 and under	304	(60)	244
Time deposits over $250,000	160	(31)	129
Total interest expense	$642	$(273)	$369

Change in net interest income	$1,301	$594	$1,895

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

The table above reflects an increase of $1,301,000 in net interest income due to changes in volume combined with the overall change in mix of balances during the first six months of 2026, as compared to the same period of 2025. Changes in earning asset yields and rates on interest-bearing liabilities resulted in an increase of $594,000 to net interest income, over the same period. This increase was mainly due to higher loan yields as our loan portfolio continues to reprice upward.

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

During the three and six-month periods ended June 30, 2026, the Company recorded provisions for credit losses of $21,000 and $485,000, respectively, consisting of a provision for loan losses of $15,000 and provisions for off balance sheet items of $6,000 during the second quarter of 2026, and a provision for loan losses of $554,000 and a reversal of provisions for off balance sheet items of $69,000 during the year-to-date period of 2026. In comparison, during the three-month period ended June 30, 2025, the Company recorded a provision for credit losses of $245,000, related to the reserve for off balance sheet items. For the year-to-date period of 2025, the Company recorded a provision for credit losses of $519,000, related to the reserve for off balance sheet items. There was one home equity non-accrual loan with a balance of $50,000 that was individually evaluated resulting in no specific reserve as of June 30, 2026, as compared to one non-owner occupied commercial real estate loan with a balance of $4,587,000 as of December 31, 2025 that had a specific reserve included in the ACL.

Credit quality remained stable and our ACL amount was adequate as determined by the output of our CECL internal credit risk model. Management will continue to closely monitor the credit risks to our loan portfolio and may need to make qualitative adjustments depending on factors that may impact the economy and the financial condition of our borrowers.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three and six-month periods ended June 30, 2026, non-interest income was $1,665,000 and $3,617,000, respectively, representing a decrease of $38,000, or 2.2% and an increase of $301,000 or 9.1%, compared to the same periods in 2025.

The following table shows the major components of non-interest income:

(in thousands)	For the Three Months Ended June 30,
	2026		2025		Year-Over-Year
	Amount	%	Amount	%	$ Change	% Change
Service charges on deposits	$440	26.4%	$427	25.1%	$13	3.0%
Debit card transaction fee income	351	21.1%	436	25.6%	(85)	(19.5%	)
Earnings on cash surrender value of life insurance	350	21.0%	300	17.6%	50	16.7%
(Loss) gain on sale and calls of available-for-sale securities	(2)	(0.1% )	2	0.1%	(4)	(200.0%	)
Other income	526	31.6%	538	31.6%	(12)	(2.2%	)
Total non-interest income	$1,665	100.0%	$1,703	100.0%	$(38)	(2.2%	)

QTD average assets	$1,980,142		1,903,741
Noninterest income as a % of average assets		0.1%		0.1%

(in thousands)	For the Six Months Ended June 30,
	2026		2025		Year-Over-Year
	Amount	%	Amount	%	$ Change	% Change
Service charges on deposits	$880	24.3%	$873	26.3%	$7	0.8%
Debit card transaction fee income	759	21.0%	832	25.1%	(73)	(8.8% )
Earnings on cash surrender value of life insurance	654	18.1%	587	17.7%	67	11.4%
Gain on sale and calls of available-for-sale securities	(7)	(0.2% )	2	0.1%	(9)	(450.0% )
Other income	1,331	36.8%	1,022	30.8%	309	30.2%
Total non-interest income	$3,617	100.0%	$3,316	100.0%	$301	9.1%

YTD average assets	$1,993,086		1,903,663
Noninterest income as a % of average assets		0.2%		0.2%

Service charges on deposits increased by $13,000 and $7,000 for the three and six-months ended June 30, 2026, respectively, compared to the same periods in 2025. The increase was mainly due to the growth in the number of demand deposit accounts.

Debit card transaction fee income decreased by $85,000 and $73,000 for the three and six-months ended June 30, 2026, respectively, compared to the same periods in 2025, mainly due to a one-time correction from Mastercard for network processing fees. Excluding this one-time correction, the growth in the number of demand deposit accounts and the continuing industry shift to electronic payment methods continues to increase revenue at a steady pace.

Earnings on cash surrender value of life insurance increased by $50,000 and $67,000 for the three and six-months ended June 30, 2026, respectively, compared to the same periods in 2025, corresponding to higher yields earned in 2026 and two new life insurance policies that were purchased during the second quarter of 2026.

Losses on called available-for-sale securities of $2,000 and $7,000 were recorded during the three and six-months ended June 30, 2026, respectively, compared gains on called available-for-sale securities of $2,000 for the same periods in 2025. There were no sales during the first six months of 2026 and 2025.

Other income decreased by $12,000 for the three-months ended June 30, 2026, and increased by $309,000 for the six-months ended June 30, 2026, as compared to the same periods of 2025. The quarter-to-date decrease was related to a market value adjustment on a limited partnership equity investment and the year-to-date increase was mainly due to higher production from investment advisory services and a non-recurring special dividend paid by the Federal Home Loan Bank during the first quarter of 2026.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following table shows the major components of non-interest expenses:

(in thousands)	For the Three Months Ended June 30,
	2026		2025		Year-Over-Year
	Amount	%	Amount	%	$ Change	% Change
Salaries and employee benefits	$9,017	63.7%	$7,693	61.8%	$1,324	17.2%
Occupancy expenses	1,353	9.6%	1,122	9.0%	231	20.6%
Data processing fees	1,149	8.1%	1,013	8.1%	136	13.4%
Marketing and advertising expense	400	2.8%	273	2.2%	127	46.5%
Regulatory assessments	291	2.1%	280	2.3%	11	3.9%
Other operating expenses	1,947	13.7%	2,062	16.6%	(115)	(5.6% )
Total non-interest expense	$14,157	100.0%	$12,443	100.0%	$1,714	13.8%

QTD average assets	$1,980,142		$1,903,741
Noninterest expenses as a % of average assets		0.7%		0.7%

(in thousands)	For the Six Months Ended June 30,
	2026		2025		Year-Over-Year
	Amount	%	Amount	%	$ Change	% Change
Salaries and employee benefits	$17,578	63.5%	$15,443	62.3%	$2,135	13.8%
Occupancy expenses	2,747	9.9%	2,249	9.1%	498	22.1%
Data processing fees	2,257	8.2%	1,988	8.0%	269	13.5%
Marketing and advertising expense	682	2.5%	599	2.4%	83	13.9%
Regulatory assessments	586	2.1%	565	2.3%	21	3.7%
Other operating expenses	3,813	13.8%	3,949	15.9%	(136)	(3.4% )
Total non-interest expense	$27,663	100.0%	$24,793	100.0%	$2,870	11.6%

YTD Average assets	$1,993,086		$1,903,663
Noninterest expenses as a % of average assets		1.4%		1.3%

Non-interest expenses increased by $1,714,000, or 13.8% and $2,870,000 or 11.6%, for the three and six-months ended June 30, 2026, respectively, as compared to the same periods of 2025.  Salaries and employee benefits increased by $1,324,000 and $2,135,000 for the three and six-months ended June 30, 2026, respectively, as compared to the same periods of 2025, mainly due to additional staffing expense required to support the continued growth of our business portfolios.

Occupancy expenses increased by $231,000 and $498,000 for the three and six-months ended June 30, 2026, respectively, as compared to the same periods of 2025, due to increases in rent and maintenance costs related to branch facilities. Our new Lodi branch was opened in October 2025, and contributed to the increase in overhead expense.

Data processing fees increased by $136,000 and $269,000 for the three and six-months ended June 30, 2026, respectively, as compared to the same periods of 2025, due to servicing costs on the growing number of loan and deposit accounts.

Advertising and marketing expenses increased by $127,000 and $83,000 for the three and six-months ended June 30, 2026, respectively, as compared to the same periods of 2025, due to various advertising campaigns designed to promote the Company including a direct mailing campaign.

Federal Deposit Insurance Corporation (“FDIC”) and California Department of Financial Protection and Innovation (“DFPI”) regulatory assessments increased by $11,000 and $21,000 for the three and six-months ended June 30, 2026, respectively, as compared to the same periods in 2025, which was primarily related to deposit growth. The FDIC base rate remained at 0.05%, on an annual basis, for both periods, which is the lowest possible assessment rate for comparable banks. The Company’s risk profile and the related assessment rate remains at a relatively low level due to our strong credit quality, earnings and risk-based capital ratios. Management recognizes that assessments could increase further depending on deposit growth throughout the remainder of 2026, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis, and based on FDIC’s discretion to increase the base assessment rate as needed to replenish the Deposit Insurance Fund. Moreover, the FDIC retains the authority and discretion to increase base assessment rates for banking entities in the future, as circumstances warrant.

Other expense decreased by $115,000 and $136,000 for the three and six-months ended June 30, 2026, respectively, as compared to the same periods in 2025, mainly due to a decrease in audit expenses.

Management anticipates that non-interest expense will continue to increase as the Company continues to grow.  However, management remains committed to cost-control and intends to keep these increases to a minimum relative to growth.

Income Taxes

The Company recorded provisions for income taxes of $1,317,000 and $2,814,000 for the three and six-months ended June 30, 2026, respectively, representing decreases of $264,000 and $266,000, compared to the provisions recorded in the comparable periods of 2025. The effective income tax rate on income from continuing operations was 20.5% and 21.3% for the three and six-months ended June 30, 2026, compared to 22.1% for the comparable periods of 2025. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, bank owned life insurance and certain tax-exempt loans). The disparity between the effective tax rates for the year-to-date period of 2026 as compared to 2025 is primarily due to tax credits from low-income housing projects as well as tax-free income on municipal securities and loans that comprised a larger proportion of pre-tax income in 2026 as compared to 2025.

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

Non-accrual loans totaled $50,000 as of June 30, 2026, consisting of one home equity line of credit loan, as compared to $4,587,000 as of December 31, 2025, consisting of one non-owner occupied commercial real estate loan.  The non-accrual loan at December 31, 2025 was partially charged-off and the remaining fair value balance was transferred to OREO during the second quarter of 2026. At June 30, 2026 and December 31, 2025, there were no loan modifications pursuant to ASU 2022-02, and therefore there were no payment delinquencies on modified loans during the three and six-months ended June 30, 2026.

As of June 30, 2026 there was one OREO property with a balance of $2,581,000, as compared to no OREO properties owned as of December 31, 2025. The OREO property owned as of June 30, 2026 is a commercial real estate property that was acquired during the second quarter of 2026 through a foreclosure. Except for the acquisition of that property, there were no sales, acquisitions or fair value adjustments of OREO properties during the three and six-months ended June 30, 2026 and 2025.

The following table presents information about the Bank’s non-performing assets, including asset quality ratios as of June 30, 2026 and December 31, 2025:

Non-Performing Assets

(in thousands)	June 30,	December 31,
	2026	2025
Loans in non-accrual status	$50	$4,587
Loans past due 90 days or more and accruing	0	0
Total non-performing loans	50	4,587
Other real estate owned	2,581	0
Total non-performing assets	$2,631	$4,587

Allowance for credit losses	$11,172	$12,381

Asset quality ratios:
Non-performing assets to total assets	0.13%	0.23%
Non-performing loans to total loans	0.00%	0.40%
Allowance for credit losses to total loans	0.96%	1.08%
Allowance for credit losses to total non-performing loans	22,344.00%	269.91%

Allowance for Credit Losses

Due to credit risk inherent in the lending business, the Company routinely sets aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges for the outstanding loan portfolio have been credited to the allowance for credit losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company recorded a provision for credit losses of $15,000 and $554,000 during the three and six-months ended June 30, 2026, respectively, as compared to no provisions during the same periods of 2025. The provisions recorded during 2026 were primarily related to the specific allowance of the commercial real estate non-accrual loan that was individually evaluated, in addition to loan growth and qualitative risk factors within our credit risk model. The Company recorded a provision for off balance sheet items of $6,000 and a reversal of $69,000 during the three and six-months ended June 30, 2026, respectively, due to normal fluctuations in the unfunded loan commitments, as compared to provisions of $245,000 and $519,000 during the same periods of 2025.

The allowance for credit losses decreased by $1,209,000 to $11,172,000 as of June 30, 2026, as compared to $12,381,000 as of December 31, 2025, due to the charge-offs of $1,769,000 and the offsetting provision for credit losses of $554,000 during the first six months of 2026. The allowance for credit losses as a percentage of total loans decreased to 0.96% as of June 30, 2026 as compared to 1.08% as of December 31, 2025, due to the charge-offs of $1,769,000.

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

Although management believes the allowance as of June 30, 2026 was adequate to absorb expected credit losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on the Company’s service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of June 30, 2026, and December 31, 2025, the Company had $194,803,000 and $232,179,000, respectively, in cash and cash equivalents.

Investment Securities

Management of the investment securities portfolio focuses on providing an adequate level of liquidity and establishing an interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk. Investment securities that the Company intends to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale or equity securities.  Currently, all of the investment securities are classified as available-for-sale except for one mutual fund classified as an equity security with a carrying value of $3,449,000 as of June 30, 2026. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. The carrying values of equity securities are adjusted for unrealized gains or losses through noninterest income in the consolidated statement of income.

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

The unrealized losses are due primarily to rising market yields and not due to credit deterioration. As such, no ACL on available-for-sale securities has been established as of June 30, 2026. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

Low Income Housing Tax Credit Funds

During 2018 and 2022, we committed to invest $5,000,000 and $10,500,000, respectively, in low-income housing tax credit funds (“LIHTC”) to promote our participation in CRA activities. During the three-months ended March 31, 2025, we committed an additional $5,000,000 that included a housing project in our local area that qualified for CRA credit. Unfunded commitments on the LIHTC funds were $4,394,000 and $4,598,000 as of June 30, 2026 and December 31, 2025, respectively. For LIHTC investments, we receive the return in the form of tax credits and tax deductions over a period of approximately 15 years.

Deposits

Total deposits as of June 30, 2026 were $1,763,551,000, a decrease of $29,411,000, or 1.6%, from the deposit total of $1,792,962,000 as of December 31, 2025.  Average deposits increased by $65,345,000 to $1,760,153,000 for the six-month period ended June 30, 2026, as compared to the same period in 2025.

Deposits Outstanding

	June 30,	December 31,	Six Month Change
(in thousands)	2026	2025	$	%

Demand	$1,131,878	$1,180,953	$(49,075)	(4.2%	)
MMDA	376,948	383,819	(6,871)	(1.8%	)
Savings	118,430	115,121	3,309	2.9%
Time < $250K	82,586	69,173	13,413	19.4%
Time > $250K	53,709	43,896	9,813	22.4%
	$1,763,551	$1,792,962	$(29,411)	(1.6%	)

Because the Company’s client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Three clients carry deposit balances of more than 1% of total deposits, one of which had a deposit balance of more than 3% of total deposits as of June 30, 2026. Management believes that the Company’s funding concentration risk is not significant and is mitigated by the ample sources of funds the Bank has access to.

Since the deposit growth strategy emphasizes core deposit growth, the Company has avoided relying on brokered deposits as a consistent source of funds. The Company had no brokered deposits as of June 30, 2026 and December 31, 2025.

Borrowings

Although deposits are the primary source of funds for lending and investment activities and for general business purposes, the Company may obtain advances from the Federal Home Loan Bank (“FHLB”) as an alternative to retail deposit funds. As of June 30, 2026 and December 31, 2025, there were no outstanding FHLB advances or borrowings of any kind, as the Company continues to rely on deposit growth as its primary source of funding. See “Liquidity and Capital Resources” below for the details on the FHLB borrowings program.

Capital Resources and Capital Adequacy Requirements

In the past two years, our primary source of capital has been internally generated operating income through retained earnings. At June 30, 2026, total shareholders’ equity increased to $217.0 million, representing an increase of $9.0 million from December 31, 2025. The increase was due to net income of $10.4 million recorded to retained earnings, and other comprehensive income of $1.1 million, net of income taxes, due to the positive impact of the unrealized market value adjustment of our available-for-sale investment portfolio. Also, retained earnings was reduced by the common stock dividend payments totaling $3.1 million during the first six months of 2026. As of June 30, 2026, we had no material commitments for capital expenditures.

We are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can trigger regulatory actions that could have a material adverse effect on our financial statements and operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that rely on the quantitative measures of our assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. (See “Description of Business-Regulation and Supervision-Capital Adequacy Requirements” in the Company’s 2025 Annual Report on Form 10-K for exact definitions and regulatory capital requirements.)

As of June 30, 2026, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action. For more information on our capital resources and capital adequacy requirements, see Note 7 to the Consolidated Financial Statements of this report.

Proposed rules for U.S. implementation of capital requirements under Basel IV rules, commonly referred to as the “Basel III Endgame”, were initially issued by the U.S. federal banking agencies on July 27, 2023, but such proposed rules were met with strong objections from the banking industry. As a result, on March 19, 2026, the Office of the Comptroller of the Currency, (the “OCC”), FDIC and the Federal Reserve rescinded the Basel III Endgame 2023 proposal and concurrently issued three revised notices of proposed rulemaking. The three proposals include (i) a revised Basel III Endgame proposal that would apply an expanded risk-based approach to Category I and Category II banking organizations, thus narrowing the mandatory scope from the 2023 proposal, with all other banking organizations permitted to opt in; (ii) a revised standardized approach proposal that would reduce risk weights for traditional lending activities for banking organizations not subject to the expanded risk-based approach; and (iii) a revised capital surcharge proposal for globally systemically important bank holding companies. The OCC, FDIC and the Federal Reserve estimate that the revised proposals would decrease aggregate common equity tier 1 capital requirements by approximately 4.8% for Category I and Category II banking organizations, in contrast to the significant capital increases that would have resulted under the Basel III Endgame 2023 proposal. Additionally, the revised proposal would eliminate the requirement to deduct mortgage servicing assets from common equity tier 1 capital, instead assigning a 250% risk weight, which is designed to promote mortgage origination and servicing by banking organizations. The Federal Reserve voted 6-to-1 to advance all three proposals and the FDIC board voted unanimously in favor of the revised Basel III Endgame and standardized approach proposals. The public comment period closed on June 18, 2026. As of the date of this report, the federal banking agencies are reviewing the comments received, and no final rules have been adopted. Accordingly, the ultimate form, scope, timing, and impact of the revised capital framework remain uncertain.

Liquidity and Capital Resources

Material Cash Commitments

The following table summarizes short- and long-term material cash requirements as of June 30, 2026. Management expects to fund these obligations through cash generated from operations and other available sources of funds:

(in thousands)	Less than 1 year	More than 1 year	Total
LIHTC capital contributions payable	$2,844	$1,550	$4,394
Operating lease obligations	1,607	6,239	7,846
Supplemental retirement plans	239	13,406	13,645
Time deposit maturities	134,440	1,855	136,295
Total	$139,130	$23,050	$162,180

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

Maintenance of adequate liquidity requires that sufficient resources always be available to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive costs. For this purpose, the Company maintains a portion of funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. The Company obtains funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings. The Company’s primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, and dividends to common stockholders. The Company’s liquid assets as of June 30, 2026 were $485.8 million compared to $517.6 million as of December 31, 2025.  The Company’s liquidity level measured as the percentage of liquid assets to total assets was 24.3% as of June 30, 2026, compared to 25.6% as of December 31, 2025. Liquid assets decreased during the first six months of 2026, mainly due to a decrease in deposit balances. Management anticipates that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for operating, investing and financing needs and regulatory liquidity requirements for at least the next twelve months. Management monitors the Company’s liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, the Company relies on advances from the FHLB to supplement the supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of the loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of June 30, 2026, the Company’s borrowing capacity from the FHLB was approximately $400.6 million and there were no outstanding advances. The Company also maintains a line of credit with two correspondent banks to purchase up to $70 million in federal funds, and approximately $18.9 million borrowing capacity through the FRB Discount Window, for which there were no advances on either borrowing source as of June 30, 2026.

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company provides various forms of credit lines to meet the financing needs of customers. These commitments, which represent a credit risk to us, are not represented in any form on the balance sheets.

As of June 30, 2026 and December 31, 2025, the Company had commitments to extend credit of $186.9 million and $219.0 million, respectively, which includes obligations under letters of credit of $4.0 million and $4.1 million, respectively.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

Recent Regulatory Developments

CFPB Open Banking Rule

In October 2024, the Consumer Financial Protection Bureau (“CFPB”) finalized a rule to implement Section 1033 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), which would require certain entities, including the Company and the Bank, to, among other things, make available to a consumer, upon request, information in its control or possession concerning the consumer financial product or service that the consumer obtained from that entity. The compliance date for a depository institution data provider that holds at least $1.5 billion in total assets but less than $3 billion in total assets was set to be April 1, 2029; however, in May 2025, the CFPB filed a motion for summary judgment, in which the CFPB stated that it had concluded that the final rule exceeds the agency’s statutory authority. In July 2025, the CFPB filed a motion to stay the proceedings while it conducts a new rulemaking process, which was granted by the district court. In August 2025, the CFPB issued an advanced notice of proposed rulemaking to reconsider its final rule under Section 1033 of the Dodd-Frank Act. Further, in October 2025, the court stayed the compliance dates in the final rule pending the CFPB’s reconsideration rulemaking. As of the date of this report, the CFPB's reconsideration rulemaking remains ongoing, the litigation remains stayed, and the compliance dates continue to be stayed pending further action by the CFPB and the court. No revised proposed rule or final rule has been issued. The Company will continue to monitor regulatory and litigation developments for any potential impact on the Company and the Bank.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For qualitative and quantitative disclosures about market risk, please see the sections entitled “Market Risk” and “Interest Rate Management” in Item 7A of the Company’s 2025 Annual Report on Form 10-K. As of June 30, 2026, the Company’s exposures to market risk have not changed materially since December 31, 2025.

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

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the Evaluation Date.

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

None.

Share Repurchases

The Company has no repurchase plans or programs with respect to its common stock or equity securities in place and therefore there were no repurchased shares during the quarter ended June 30, 2026.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Insider Adoption or Termination of Trading Arrangements

During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company informed us of the adoption or termination of any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K), except for Daniel Leonard, a director, who adopted a new 10b5-1 trading arrangement on April 28, 2026, which is intended to satisfy the affirmative defense of Rule 10b5-1(c). Mr. Leonard’s new 10b5-1 trading arrangement indicates that an aggregate of 2,750 shares of common stock will be sold over a period of 22 months between July 2026 and April 2028.

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

101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets at June 30, 2026 (Unaudited) and December 31, 2025, (ii) Condensed Consolidated Statements of Income for the three and six-month periods ended June 30, 2026 and June 30, 2025 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six-month periods ended June 30, 2026 and June 30, 2025 (Unaudited), (iv) Condensed Consolidated Statements of Changes of Shareholders’ Equity for the three and six-month periods ended June 30, 2026 and June 30, 2025 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2026 and June 30, 2025 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oak Valley Bancorp
Date: August 14, 2026	By:	/s/ JEFFREY A. GALL
Jeffrey A. Gall
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)