Form 10-Q
period 2026-09-30
Oak Valley Bancorp
filed 2026-11-10
CIK 1431567

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

Commission file number: 001-34142

OAK VALLEY BANCORP

(Exact name of registrant as specified in its charter)

California	26-2326676
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

125 N. Third Ave., Oakdale, CA	95361
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 8,419,917  shares of common stock outstanding as of  November 2 , 2026.

Oak Valley Bancorp

September 30, 2026

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

Condensed Consolidated Balance Sheets at September 30, 2026 (Unaudited) and December 31, 2025		1

Condensed Consolidated Statements of Income for the three and nine-month periods ended September 30, 2026 and September 30, 2025 (Unaudited)		2

Condensed Consolidated Statements of Comprehensive Income for the three and nine-month periods ended September 30, 2026 and September 30, 2025 (Unaudited)		3

Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three and nine-month periods ended September 30, 2026 and September 30, 2025 (Unaudited)		4

Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2026 and September 30, 2025 (Unaudited)		5

Notes to Condensed Consolidated Financial Statements (Unaudited)		6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	46

PART II – OTHER INFORMATION		47

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	47

Item 4.	Mine Safety Disclosures	47

Item 5.	Other Information	47

Item 6.	Exhibits	48

PART I – FINANCIAL STATEMENTS

Item 1.	Financial Statements

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(dollars in thousands)	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Cash and due from banks	$127,979	$203,099
Federal funds sold	51,690	29,080
Cash and cash equivalents	179,669	232,179

Securities - available for sale	521,016	543,532
Securities - equity investments	3,300	3,424
Loans, net of allowance for credit losses of $11,214 and $12,381 at September 30, 2026 and December 31, 2025, respectively	1,141,026	1,129,606
Cash surrender value of life insurance	39,846	36,899
Bank premises and equipment, net	18,563	19,047
Other real estate owned	2,581	0
Goodwill and other intangible assets, net	3,313	3,313
Deferred tax asset	25,435	13,578
Interest receivable and other assets	41,425	41,538
	$1,976,174	$2,023,116

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$1,762,583	$1,792,962
Interest payable and other liabilities	22,492	22,179
Total liabilities	1,785,075	1,815,141

Shareholders’ equity
Common stock, no par value; 50,000,000 shares authorized, 8,419,978 and 8,388,221 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	25,435	25,435
Additional paid-in capital	7,620	6,819
Retained earnings	204,965	194,393
Accumulated other comprehensive loss, net of tax	(46,921)	(18,672)
Total shareholders’ equity	191,099	207,975

	$1,976,174	$2,023,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(dollars in thousands, except per share amounts)	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
INTEREST INCOME
Interest and fees on loans	$16,211	$14,881	$46,882	$43,187
Interest on securities	5,695	5,395	16,661	16,049
Interest on federal funds sold	216	346	737	985
Interest on deposits with banks	1,231	1,895	3,787	4,833
Total interest income	23,353	22,517	68,067	65,054

INTEREST EXPENSE
Deposits	3,551	3,320	10,497	9,896
Total interest expense	3,551	3,320	10,497	9,896

Net interest income	19,802	19,197	57,570	55,158
Provision for (reversal of) credit losses	42	(60)	527	459
Net interest income after provision for (reversal of) credit losses	19,760	19,257	57,043	54,699

NON-INTEREST INCOME
Service charges on deposits	456	457	1,337	1,330
Debit card transaction fee income	618	415	1,377	1,247
Earnings on cash surrender value of life insurance	293	299	947	886
Loss on calls of available-for-sale securities	(2)	(2)	(9)	0
Other	486	804	1,816	1,826
Total non-interest income	1,851	1,973	5,468	5,289

NON-INTEREST EXPENSE
Salaries and employee benefits	8,332	7,857	25,910	23,299
Occupancy expenses	1,411	1,263	4,158	3,512
Data processing fees	1,275	1,012	3,532	3,000
Marketing and advertising expense	318	347	1,000	946
Regulatory assessments	283	270	869	835
Other operating expenses	1,801	1,951	5,614	5,901
Total non-interest expense	13,420	12,700	41,083	37,493

Net income before provision for income taxes	8,191	8,530	21,428	22,495

Total provision for income taxes	1,741	1,837	4,555	4,917
Net income	$6,450	$6,693	$16,873	$17,578

Net income per share	$0.78	$0.81	$2.04	$2.13

Net income per diluted share	$0.77	$0.81	$2.02	$2.12

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
(dollars in thousands)	2026	2025	2026	2025

Net income	$6,450	$6,693	$16,873	$17,578
Other comprehensive (loss) income:
Unrealized holding (loss) gain arising during the period	(41,734)	11,513	(40,116)	2,706
Less: reclassification for net loss included in net income	2	2	9	0
Other comprehensive (loss) income, before tax	(41,732)	11,515	(40,107)	2,706
Tax benefit (expense) related to items of other comprehensive income	12,338	(3,405)	11,858	(800)
Total other comprehensive (loss) income	(29,394)	8,110	(28,249)	1,906
Comprehensive (loss) income	$(22,944)	$14,803	$(11,376)	$19,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
(dollars in thousands)	Shares	Amount	Capital	Earnings	(Loss) Income	Equity

Balances, July 1, 2026	8,413,458	$25,435	$7,456	$201,670	$(17,527)	$217,034
Restricted stock issued	10,750	0	0	0	0	0
Restricted stock forfeited	(1,950)	0	0	0	0	0
Restricted stock surrendered for tax withholding	(2,280)	0	(78)	0	0	(78)
Cash dividends declared $0.375 per share of common stock	0	0	0	(3,155)	0	(3,155)
Stock based compensation	0	0	242	0	0	242
Other comprehensive loss	0	0	0	0	(29,394)	(29,394)
Net income	0	0	0	6,450	0	6,450
Balances, September 30, 2026	8,419,978	$25,435	$7,620	$204,965	$(46,921)	$191,099

Balances, July 1, 2025	8,382,062	$25,435	$6,394	183,880	$(29,904)	$185,805
Restricted stock issued	14,000	0	0	0	0	0
Restricted stock forfeited	(3,900)	0	0	0	0	0
Restricted stock surrendered for tax withholding	(1,541)	0	(43)	0	0	(43)
Cash dividends declared $0.30 per share of common stock	0	0	0	(2,515)	0	(2,515)
Stock based compensation	0	0	230	0	0	230
Other comprehensive income	0	0	0	0	8,110	8,110
Net income	0	0	0	6,693	0	6,693
Balances, September 30, 2025	8,390,621	$25,435	$6,581	$188,058	$(21,794)	$198,280

	NINE-MONTHS ENDED SEPTEMBER 30, 2026 AND 2025
					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
(dollars in thousands)	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balances, January 1, 2026	8,388,221	$25,435	$6,819	$194,393	$(18,672)	$207,975
Restricted stock issued	45,609	0	0	0	0	0
Restricted stock forfeited	(1,950)	0	0	0	0	0
Restricted stock surrendered for tax withholding	(11,902)	0	(387)	0	0	(387)
Cash dividends declared $0.75 per share of common stock	0	0	0	(6,301)	0	(6,301)
Stock based compensation	0	0	1,188	0	0	1,188
Other comprehensive loss	0	0	0	0	(28,249)	(28,249)
Net income	0	0	0	16,873	0	16,873
Balances, September 30, 2026	8,419,978	$25,435	$7,620	$204,965	$(46,921)	$191,099

Balances, January 1, 2025	8,357,211	$25,435	$6,199	$175,502	$(23,700)	$183,436
Restricted stock issued	48,883	0	0	0	0	0
Restricted stock forfeited	(5,100)	0	0	0	0	0
Restricted stock surrendered for tax withholding	(10,373)	0	(284)	0	0	(284)
Cash dividends declared $0.60 per share of common stock	0	0	0	(5,022)	0	(5,022)
Stock based compensation	0	0	666	0	0	666
Other comprehensive income	0	0	0	0	1,906	1,906
Net income	0	0	0	17,578	0	17,578
Balances, September 30, 2025	8,390,621	$25,435	$6,581	$188,058	$(21,794)	$198,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(dollars in thousands)	NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,873	$17,578
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	527	459
(Decrease) increase in deferred fees/costs, net	(128)	271
Depreciation	1,191	993
Amortization of investment securities, net	604	625
Unrealized loss (gain) on equity securities	223	(107)
Amortization of operating lease right-of-use asset	(191)	(181)
Stock based compensation	1,188	666
Loss on calls of available-for-sale securities	9	0
Earnings on cash surrender value of life insurance	(947)	(886)
Gain on BOLI death benefit	0	(207)
(Decrease) increase in interest payable and other liabilities	(254)	245
Increase in interest receivable	(9)	(386)
Decrease in other assets	1,946	2,139
Net cash provided by operating activities	21,032	21,209

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(65,646)	(35,564)
Purchases of equity securities	(99)	(89)
Proceeds from maturities, calls, and principal paydowns of available-for-sale-securities	47,442	33,481
Investment in LIHTC	(776)	(5,274)
Net increase in loans	(14,400)	(6,792)
Purchase of FHLB Stock	(289)	(776)
Purchase of BOLI policies	(2,000)	0
Proceeds from redemption of BOLI policies	0	1,876
Purchases of premises and equipment	(707)	(3,553)
Net cash used in investing activities	(36,475)	(16,691)

CASH FLOWS FROM FINANCING ACTIVITIES:
Shareholder cash dividends paid	(6,301)	(5,022)
Net (decrease) increase in demand deposits and savings accounts	(60,833)	67,210
Net increase in time deposits	30,454	11,982
Tax withholding payments on vested restricted shares surrendered	(387)	(284)
Net cash (used in) provided by financing activities	(37,067)	73,886

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(52,510)	78,404

CASH AND CASH EQUIVALENTS, beginning of period	232,179	168,751

CASH AND CASH EQUIVALENTS, end of period	$179,669	$247,155

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$10,474	$9,895
Operating leases	$1,240	$1,174
Income taxes	$3,050	$3,510

NON-CASH INVESTING ACTIVITIES:
Real estate acquired through foreclosure	$2,581	$0
Gross change in unrealized (loss) gain on securities	$(40,107)	$2,706
Deferred tax asset change related to unrealized (loss) gain on securities	(11,858)	800
Change in contributions payable to LIHTC limited partner investment	$0	$5,000
Right-of-use asset obtained in exchange for new operating lease liability	$(1,343)	$(805)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OAK VALLEY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Oak Valley Bancorp (the “Company”, “us”, “our”) is the parent holding company for Oak Valley Community Bank (the “Bank”), a California state-chartered bank.  Eastern Sierra Community Bank operates as a division within Oak Valley Community Bank for select branches. The consolidated financial statements include the accounts of the parent company and its wholly-owned bank subsidiary. Unless otherwise stated, the “Company” refers to the consolidated entity, Oak Valley Bancorp, while the “Bank” refers to Oak Valley Community Bank. All material intercompany transactions have been eliminated. The interim consolidated financial statements included in this Quarterly Report on Form 10-Q are unaudited but reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three and nine-month periods ended September 30, 2026 are not necessarily indicative of the results of a full year’s operations. Certain prior period amounts have been reclassified to conform to the current period presentation. There was no effect on net income or shareholders’ equity as previously reported as a result of reclassifications. For further information, refer to the audited consolidated financial statements and footnotes included in the Company’s Form 10-K for the year ended  December 31, 2025.

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (ASU 2025-11). The update clarifies interim financial reporting requirements, including the form and content of interim financial statements and related disclosures. The amendments consolidate existing interim disclosure requirements and establish a principle requiring disclosure of events and changes occurring since the most recent annual reporting period that have a material impact on the entity.  ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments may be applied prospectively or retrospectively. The Company does not anticipate this ASU will have a material impact on its financial statements.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements (ASU 2025-12). The update makes technical corrections, clarifications, and other improvements to various topics within the Accounting Standards Codification to improve consistency and the application of existing accounting guidance. The amendments address several accounting topics, including earnings per share, leases, and financial instruments.  ASU 2025-12 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods, with early adoption permitted. The amendments related to earnings per share require retrospective application, while the remaining amendments may be applied prospectively or retrospectively. The Company does not anticipate this ASU will have a material impact on its financial statements.

NOTE 3 – SECURITIES

Equity Securities

The Company held equity securities with fair values of $3,300,000 and $3,424,000 as of  September 30, 2026 and December 31, 2025, respectively. There were no sales of equity securities during the three and nine-month periods ended September 30, 2026 and 2025. Consistent with ASC 321, Equity Securities, these securities are carried at fair value with the changes in fair value recognized in the condensed consolidated statements of income. Accordingly, the Company recognized losses of $183,000 and $223,000 during the three and nine-month periods ended September 30, 2026, respectively, as compared to gains of $43,000 and $107,000 during the same periods of 2025.

Debt Securities

Debt securities have been classified in the financial statements as available for sale. The amortized cost and estimated fair values of debt securities as of  September 30, 2026 are as follows:

(dollars in thousands)		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
U.S. agencies	$134,273	$19	$(10,216)	$124,076
Collateralized mortgage obligations	46,624	0	(1,819)	44,805
Municipalities	354,144	42	(52,917)	301,269
SBA pools	322	0	(3)	319
Corporate debt	26,500	0	(1,102)	25,398
Asset backed securities	25,768	11	(630)	25,149
	$587,631	$72	$(66,687)	$521,016

The following table details the gross unrealized losses and fair values of debt securities aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position as of  September 30, 2026.

(dollars in thousands)		Less than 12 months		12 months or more		Total
Description of Securities	Number of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. agencies	51	$75,067	$(3,783)	$47,311	$(6,433)	$122,378	$(10,216)
Collateralized mortgage obligations	15	42,161	(1,436)	2,644	(383)	44,805	(1,819)
Municipalities	137	106,256	(10,000)	192,705	(42,917)	298,961	(52,917)
SBA pools	5	64	(1)	255	(2)	319	(3)
Corporate debt	7	0	0	25,398	(1,102)	25,398	(1,102)
Asset backed securities	9	1,999	(1)	8,291	(629)	10,290	(630)
Total temporarily impaired securities	224	$225,547	$(15,221)	$276,604	$(51,466)	$502,151	$(66,687)

For available-for-sale debt securities in an unrealized loss position, management evaluates whether the decline in fair value is a reflection of credit deterioration or other factors. In performing this evaluation, management considers the extent which fair value has fallen below amortized cost, changes in ratings by rating agencies, and other information indicating a deterioration in repayment capacity of either the underlying issuer or the borrowers providing repayment capacity in a securitization. If management’s evaluation indicates that a credit loss exists then a present value of the expected cash flows is calculated and compared to the amortized cost basis of the security in question and, to the degree that the amortized cost basis exceeds the present value, an allowance for credit loss (“ACL”) is established, with the caveat that the maximum amount of the reserve on any individual security is the difference between the fair value and amortized cost balance of the security in question. Any unrealized loss that has not been recorded through an ACL is recognized in other comprehensive income. Accrued interest receivable on available-for-sale securities was $4,598,000 and $5,197,000 as of  September 30, 2026 and December 31, 2025, respectively, and is not included in the tables within this footnote.

The unrealized losses are due primarily to rising market yields and not due to credit deterioration. As such, no ACL on available-for-sale securities has been established as of  September 30, 2026 and December 31, 2025. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

The amortized cost and estimated fair value of debt securities as of  September 30, 2026, segregated by contractual maturity or call date, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	Amortized	Fair
	Cost	Value
Available-for-sale securities:
Due in one year or less	$111,265	$102,670
Due after one year through five years	189,224	156,877
Due after five years through ten years	111,079	97,073
Due after ten years	25,167	24,291
Subtotal	436,735	380,911
Mortgage-backed securities and collateralized mortgage obligations	150,896	140,105
Total	$587,631	$521,016

The amortized cost and estimated fair values of debt securities as of  December 31, 2025 are as follows:

(dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-sale securities:
U.S. agencies	$104,672	$472	$(3,607)	$101,537
Collateralized mortgage obligations	34,977	140	(324)	34,793
Municipalities	359,902	1,012	(22,446)	338,468
SBA pools	561	1	(3)	559
Corporate debt	41,500	21	(1,109)	40,412
Asset backed securities	28,428	37	(702)	27,763
	$570,040	$1,683	$(28,191)	$543,532

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

There were no sales of available-for-sale securities during the three and nine-months ended September 30, 2026 and 2025. The Company recognized losses of $2,000 and $9,000 on called securities during the three and nine-month periods ended September 30, 2026, respectively, as compared to losses of $2,000 and $0, respectively, on called securities during the same periods of 2025.

Debt securities carried at $302,404,000 and $349,507,000 as of  September 30, 2026 and December 31, 2025, respectively, were pledged to secure deposits of public funds.

NOTE 4 – LOANS

The Company’s customers are primarily located in Stanislaus, San Joaquin, Tuolumne, Inyo, and Mono Counties. As of  September 30, 2026, approximately 88% of the Company’s loans are commercial real estate loans, which include construction loans. Approximately 6% of the Company’s loans are for general commercial use including professional, retail, and small business. Additionally, 3% of the Company’s loans are for residential real estate and other consumer loans. The remaining 3% are agriculture loans. Accrued interest receivable on loans was $4,170,000 and $3,510,000 as of  September 30, 2026 and December 31, 2025, respectively, and is not included in the tables within this footnote. Loan totals were as follows:

(in thousands)	September 30, 2026	December 31, 2025
Commercial real estate:
Construction & land	$65,281	$48,037
Multi-family	86,876	100,924
Owner occupied	241,253	225,531
Non-owner occupied	537,233	545,959
Farmland	87,565	89,715
Commercial and industrial	66,001	70,262
Consumer	38,629	34,496
Agriculture	31,217	29,006
Total loans	1,154,055	1,143,930

Less:
Deferred loan fees and costs, net	(1,815)	(1,943)
Allowance for credit losses	(11,214)	(12,381)
Net loans	$1,141,026	$1,129,606

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Company’s commercial real estate portfolio are diverse in terms of type and geographic location. This diversity helps reduce the Company’s exposure to adverse economic events that affect any single market or industry. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk grade criteria. As a general rule, the Company avoids financing single-purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third-party experts to provide insight and guidance about economic conditions and trends affecting market areas it serves. In addition, management tracks the level of owner-occupied commercial real estate loans versus non-owner-occupied loans. As of  September 30, 2026 and December 31, 2025, approximately 24% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

Non-accrual loans, segregated by class of loans, were as follows:

	September 30, 2026				December 31, 2025
(in thousands)	Total Non-accrual loans	Non-accrual loans with no Allowance	Non-accrual loans with Allowance	90 Days or More Past Due and Accruing	Total Non-accrual loans	Non-accrual loans with no Allowance	Non-accrual loans with Allowance	90 Days or More Past Due and Accruing
Commercial real estate:
Construction & land	$0	$0	$0	$0	$0	$0	$0	$0
Multi-family	0	0	0	0	0	0	0	0
Owner occupied	0	0	0	0	0	0	0	0
Non-owner occupied	0	0	0	0	4,587	0	4,587	0
Farmland	0	0	0	0	0	0	0	0
Commercial and industrial	0	0	0	0	0	0	0	0
Consumer	0	0	0	0	0	0	0	0
Agriculture	0	0	0	0	0	0	0	0
Total	$0	$0	$0	$0	$4,587	$0	$4,587	$0

Had non-accrual loans performed in accordance with their original contract terms, the Company would have recognized additional interest income of approximately $1,000 and $102,000 in the three and nine-month periods ended September 30, 2026, respectively. There were no non-accrual loans in the same periods of 2025.

Average recorded investment in individually evaluated loans outstanding for the three and nine-month periods ended   September 30, 2026 and 2025 is set forth in the following table.

	Average Recorded Investment for the		Average Recorded Investment for the
(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Commercial real estate:
Construction & land	$0	$0	0	$0
Multi-family	0	0	0	0
Owner occupied	0	0	0	0
Non-owner occupied	0	0	2,973	0
Farmland	0	0	0	0
Commercial and industrial	0	0	0	0
Consumer	35	0	19	0
Agriculture	0	0	0	0
Total	$35	$0	2,992	$0

The following table analyzes past due loans including any past due non-accrual loans, segregated by class of loans, as of  September 30, 2026 (in thousands):

September 30, 2026	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Commercial real estate:
Construction & land	$0	$0	$0	$0	$65,281	$65,281
Multi-family	0	0	0	0	86,876	86,876
Owner occupied	0	0	0	0	241,253	241,253
Non-owner occupied	0	0	0	0	537,233	537,233
Farmland	0	0	0	0	87,565	87,565
Commercial and industrial	0	0	0	0	66,001	66,001
Consumer	50	0	0	50	38,579	38,629
Agriculture	0	0	0	0	31,217	31,217
Total	$50	$0	$0	$50	$1,154,005	$1,154,055

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

Collateral Dependent Loans. Management’s evaluation as to the ultimate collectability of loans includes estimates regarding future cash flows from operations and the value of property, real and personal, pledged as collateral. These estimates are affected by changing economic conditions and the economic prospects of borrowers. Under the Current Expected Credit Losses (“CECL”) accounting standard, loans can be determined to be collateral dependent if foreclosure of the loan’s underlying collateral is probable or as a practical expedient if the borrower is experiencing financial difficulties and the repayment is expected to be provided mainly through the operation or sale of the collateral. Loans are written down to the lesser of cost or fair value of underlying collateral, less estimated costs to sell. The Company had no collateral dependent loans as of  September 30, 2026, as compared to one collateral dependent loan with a balance of $4,587,000 as of  December 31, 2025. The collateral for this loan was a non-owner occupied commercial real estate building, which was foreclosed on, partially charged-off, and transferred to other real estate owned ("OREO") at fair market value during the second quarter of 2026.

Loan Modification Disclosures Pursuant to ASU 2022-02 - The Company may agree to different types of concessions when modifying a loan. There were no loan modifications to borrowers experiencing financial difficulty, including principal forgiveness, rate reductions, payment deferral or term extension, during the three and nine-months ended September 30, 2026 and 2025.

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

As of  September 30, 2026 and December 31, 2025, there were no loans that are classified with risk grades of 8- Loss. The risk grades are reviewed every month, at a minimum and on an as-needed basis depending on the specific circumstances of the loan.

The following table summarizes loan risk grade totals by class and year of origination as of  September 30, 2026. Risk grades 1 through 4(W) have been aggregated in the “Pass” line.

	As of September 30, 2026
(in thousands)	Term Loans Amortized Cost Basis by Origination Year
Risk Grade Ratings	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Commercial real estate - construction & land
Pass	$14,657	$46,316	$1,778	$0	$1,629	901	$0	$65,281
Total commercial real estate - construction & land	14,657	46,316	1,778	0	1,629	901	0	65,281

Commercial real estate - multi-family
Pass	3,326	15,825	24,502	2,725	13,382	27,116	0	86,876
Total commercial real estate - multi-family	3,326	15,825	24,502	2,725	13,382	27,116	0	86,876

Commercial real estate - owner occupied
Pass	34,764	27,162	25,607	8,949	37,514	99,777	0	233,773
Special mention	0	0	0	0	0	257	0	257
Substandard	0	0	0	0	0	7,223	0	7,223
Total commercial real estate - owner occupied	34,764	27,162	25,607	8,949	37,514	107,257	0	241,253

Commercial real estate - non-owner occupied
Pass	33,902	62,942	39,270	87,926	71,581	232,882	2,379	530,882
Special mention	0	0	0	0	0	6,351	0	6,351
Total commercial real estate - non-owner occupied	33,902	62,942	39,270	87,926	71,581	239,233	2,379	537,233

Commercial real estate - Farmland
Pass	5,155	3,034	7,686	11,652	9,457	50,581	0	87,565
Total commercial real estate - farmland	5,155	3,034	7,686	11,652	9,457	50,581	0	87,565

Commercial and Industrial
Pass	6,889	6,309	9,650	5,584	5,432	5,112	22,631	61,607
Substandard	0	0	1,728	659	52	1,710	245	4,394
Total commercial and industrial	6,889	6,309	11,378	6,243	5,484	6,822	22,876	66,001

Consumer
Pass	4,012	2,957	3,783	833	4,380	10,410	12,172	38,547
Substandard	1	0	0	0	0	31	50	82
Total consumer	4,013	2,957	3,783	833	4,380	10,441	12,222	38,629

Agriculture
Pass	0	0	196	2,849	529	1,170	26,473	31,217
Total agriculture	0	0	196	2,849	529	1,170	26,473	31,217

Total by Risk Category
Pass	102,705	164,545	112,472	120,518	143,904	427,949	63,655	1,135,748
Special mention	0	0	0	0	0	6,608	0	6,608
Substandard	1	0	1,728	659	52	8,964	295	11,699
Total	$102,706	$164,545	$114,200	$121,177	$143,956	$443,521	$63,950	$1,154,055

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

The DCF quantitative reserve methodology incorporates the consideration of probability of default (“PD”) and loss given default (“LGD”) estimates to estimate periodic losses. The PD estimates are derived through the application of reasonable and supportable economic forecasts to call code specific regression models, derived from the consideration of historical bank-specific and peer loss-rate data. The loss rate data has been regressed against benchmark economic indicators, for which reasonable and supportable forecasts exist, in the development of the call-code specific regression models. Regression models are generally refreshed on an annual basis, in order to pull in more recent loss rate data. Reasonable and supportable forecasts of the selected economic metric are then input into the regression model to calculate an expected default rate. The expected default rates are then applied to expected monthly loan balances estimated through the consideration of contractual repayment terms and expected prepayments. The Company utilizes a four-quarter forecast period, after which the expected default rates revert to the historical average for each call code, over a four-quarter reversion period, on a straight-line basis. The prepayment assumptions applied to expected cash flow over the contractual life of the loans are estimated based on historical, bank-specific experience, peer data and the consideration of current and expected conditions and circumstances including the level of interest rates. The prepayment assumptions may be updated by Management in the event that changing conditions impact Management’s estimate or additional historical data gathered has resulted in the need for a reevaluation. LGD utilized in the DCF is derived from the application of the Frye-Jacobs theory which relates LGD to PD based on historical peer data, as calculated by a third-party. The call code regression models utilized upon implementation of CECL on January 1, 2023, and as of September 30, 2026, were identical, and relied upon reasonable and supportable forecasts of the National Unemployment Rate. Some of the call code regression models also use the Real Gross Domestic Product. Management selected the National Unemployment Rate and the Real Gross Domestic Product as the drivers of quantitative portion of collectively reserves on loan classes reliant upon the DCF methodology, primarily as a result of high correlation coefficients identified in regression modeling, the availability of forecasts including the quarterly Federal Open Market Committee (“FOMC”) forecast, and given the widespread familiarity of stakeholders with this economic metric.

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

Accrued interest receivable for loans is included in the “Interest receivable and other assets” line item on the Company’s Condensed Consolidated Balance Sheet.  The Company elected not to measure an allowance for accrued interest receivable and instead elected to reverse accrued interest income on loans that are placed on nonaccrual status.  The Company believes this policy results in the timely reversal of uncollectible interest.

The following table details activity in the ACL by portfolio segment for the three and nine-month periods ended September 30, 2026 and 2025. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

(in thousands)
Three Months Ended September 30, 2026	CRE Construction & Land	CRE Multi-family	CRE Owner occupied	CRE Non-owner occupied	CRE Farmland	Commercial and Industrial	Consumer	Agriculture	Total
Beginning balance	$979	$628	$1,460	$5,807	$1,439	$521	$220	$118	$11,172
Charge-offs	0	0	0	0	0	0	(20)	0	(20)
Recoveries	0	0	0	58	0	0	4	0	62
Provision for (reversal of) credit losses (1)	60	(51)	39	(21)	87	(144)	60	(30)	0
Ending balance	$1,039	$577	$1,499	$5,844	$1,526	$377	$264	$88	$11,214

Nine Months Ended September 30, 2026
Beginning balance	$913	$661	$1,418	$7,027	$1,522	$533	$221	$86	$12,381
Charge-offs	0	0	0	(1,727)	0	0	(62)	0	(1,789)
Recoveries	0	0	0	58	0	0	10	0	68
Provision for (reversal of) credit losses (1)	126	(84)	81	486	4	(156)	95	2	554
Ending balance	$1,039	$577	$1,499	$5,844	$1,526	$377	$264	$88	$11,214

Three Months Ended September 30, 2025	CRE Construction & Land	CRE Multi-family	CRE Owner occupied	CRE Non-owner occupied	CRE Farmland	Commercial and Industrial	Consumer	Agriculture	Total
Beginning balance	$633	$699	$1,396	$6,245	$1,546	$599	$172	$140	$11,430
Charge-offs	0	0	0	0	0	0	(16)	0	(16)
Recoveries	0	0	0	0	0	0	6	0	6
Provision for (reversal of) credit losses (1)	168	(91)	121	(288)	61	(10)	59	(20)	0
Ending balance	$801	$608	$1,517	$5,957	$1,607	$589	$221	$120	$11,420

Nine Months Ended September 30, 2025
Beginning balance	$258	$737	$1,503	$6,401	$1,665	$645	$175	$76	$11,460
Charge-offs	0	0	0	0	0	0	(52)	0	(52)
Recoveries	0	0	0	0	0	0	12	0	12
Provision for (reversal of) credit losses (1)	543	(129)	14	(444)	(58)	(56)	86	44	0
Ending balance	$801	$608	$1,517	$5,957	$1,607	$589	$221	$120	$11,420

(1)

The total provision amount reported in this table does not agree to the income statement because any reserves for off balance sheet items are excluded from this table and recorded in other liabilities on the balance sheet. See the changes in reserve for off-balance-sheet commitments table within this footnote.

The following table details the ACL and ending gross loan balances as of  September 30, 2026 and December 31, 2025, summarized by collective and individual evaluation methods of impairment.

(in thousands)
September 30, 2026	CRE Construction & Land	CRE Multi-family	CRE Owner occupied	CRE Non-owner occupied	CRE Farmland	Commercial and Industrial	Consumer	Agriculture	Total
Allowance for credit losses for loans:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	1,039	577	1,499	5,844	1,526	377	264	88	11,214
	$1,039	$577	$1,499	$5,844	$1,526	$377	$264	$88	$11,214

Ending gross loan balances:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	65,281	86,876	241,253	537,233	87,565	66,001	38,629	31,217	1,154,055
	$65,281	$86,876	$241,253	$537,233	$87,565	$66,001	$38,629	$31,217	$1,154,055

December 31, 2025
Allowance for credit losses for loans:
Individually evaluated for impairment	$0	$0	$0	$1,289	$0	$0	$0	$0	$1,289
Collectively evaluated for impairment	913	661	1,418	5,738	1,522	533	221	86	11,092
	$913	$661	$1,418	$7,027	$1,522	$533	$221	$86	$12,381

Ending gross loan balances:
Individually evaluated for impairment	$0	$0	$0	$4,587	$0	$0	$0	$0	$4,587
Collectively evaluated for impairment	48,037	100,924	225,531	541,372	89,715	70,262	34,496	29,006	1,139,343
	$48,037	$100,924	$225,531	$545,959	$89,715	$70,262	$34,496	$29,006	$1,143,930

The following tables present gross charge-offs for the three and nine-months ended September 30, 2026 by portfolio class and origination year:

	Three Months Ended September 30, 2026
(in thousands)	Term Loans Charged-off by Origination Year
Charge-offs	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Commercial real estate:
Construction & land	$0	$0	$0	$0	$0	$0	$0	$0
Multi-family	0	0	0	0	0	0	0	0
Owner occupied	0	0	0	0	0	0	0	0
Non-owner occupied	0	0	0	0	0	0	0	0
Farmland	0	0	0	0	0	0	0	0
Commercial and industrial	0	0	0	0	0	0	0	0
Consumer	0	0	0	0	0	0	20	20
Agriculture	0	0	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$0	$20	$20

	Nine Months Ended September 30, 2026
(in thousands)	Term Loans Charged-off by Origination Year
Charge-offs	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total
Commercial real estate:
Construction & land	$0	$0	$0	$0	$0	$0	$0	$0
Multi-family	0	0	0	0	0	0	0	0
Owner occupied	0	0	0	0	0	0	0	0
Non-owner occupied	0	0	0	0	0	1,727	0	1,727
Farmland	0	0	0	0	0	0	0	0
Commercial and industrial	0	0	0	0	0	0	0	0
Consumer	0	0	0	0	0	0	62	62
Agriculture	0	0	0	0	0	0	0	0
Total	$0	$0	$0	$0	$0	$1,727	$62	$1,789

Changes in the reserve for off-balance-sheet commitments for the three and nine-months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2026	2025	2026	2025
Balance, beginning of period	$615	$865	$684	$346
Provision for (reversal of) off balance sheet commitments recorded in provision for credit losses	42	(60)	(27)	459
Balance, end of period	$657	$805	$657	$805

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

NOTE 5 — FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Fair values of financial instruments — The condensed consolidated financial statements include various estimated fair value information as of  September 30, 2026 and December 31, 2025. Such information, which pertains to the Company’s financial instruments, does not purport to represent the aggregate net fair value of the Company. Further, the fair value estimates are based on various assumptions, methodologies, and subjective considerations, which vary widely among different financial institutions and which are subject to change.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally corresponds with the Company’s quarterly valuation process. There were no transfers between levels during the three and nine-month periods ended September 30, 2026 and 2025.

The estimated fair values of the Company’s financial instruments not measured at fair value as of  September 30, 2026 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$179,669	$179,669	1
Restricted equity securities	7,350	7,350	2
Loans, net	1,141,026	1,089,955	3
Interest receivable	8,888	8,888	2

Financial liabilities:
Deposits	(1,762,583)	(1,761,993)	3
Interest payable	(292)	(292)	2

The estimated fair values of the Company’s financial instruments not measured at fair value as of  December 31, 2025 were as follows:

			Hierarchy
(in thousands)	Carrying	Fair	Valuation
	Amount	Value	Level
Financial assets:
Cash and cash equivalents	$232,179	$232,179	1
Restricted equity securities	7,061	7,061	2
Loans, net	1,129,606	1,085,650	3
Interest receivable	8,879	8,879	2

Financial liabilities:
Deposits	(1,792,962)	(1,792,794)	3
Interest payable	(268)	(268)	2

The following tables present the carrying value of recurring and nonrecurring financial instruments that were measured at fair value and that were still held in the condensed consolidated balance sheets at each respective period end, by level within the fair value hierarchy as of  September 30, 2026 and December 31, 2025.

	Fair Value Measurements as of September 30, 2026 Using
(in thousands)		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	September 30, 2026	(Level 1)	(Level 2)	(Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$124,076	$0	$124,076	$0
Collateralized mortgage obligations	44,805	0	44,805	0
Municipalities	301,269	0	301,269	0
SBA pools	319	0	319	0
Corporate debt	25,398	0	25,398	0
Asset-backed securities	25,149	0	25,149	0

Equity Securities:
Mutual fund	3,300	3,300	0	0

Assets and liabilities measured on a non-recurring basis:
Collateral dependent loans	0	0	0	0
OREO	2,581	0	0	2,581

	Fair Value Measurements at December 31, 2025 Using
(in thousands)		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets and liabilities measured on a recurring basis:
Available-for-sale securities:
U.S. agencies	$101,537	$0	$101,537	$0
Collateralized mortgage obligations	34,793	0	34,793	0
Municipalities	338,468	0	338,468	0
SBA pools	559	0	559	0
Corporate debt	40,412	0	40,412	0
Asset backed securities	27,763	0	27,763	0

Equity Securities:
Mutual fund	3,424	3,424	0	0

Assets and liabilities measured on a non-recurring basis:
Collateral dependent loans	3,298	0	0	3,298

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

Collateral Dependent Loans - The Company records certain loans at fair value on a non-recurring basis. Individually evaluated loans for which an allowance is established, or a write-down has occurred during the period, based on the fair value of collateral require classification in the fair value hierarchy. The fair value of the loan’s collateral is determined by appraisals, independent valuation and other techniques. When the fair value of the loan’s collateral is based on an observable market price, the Company classifies the fair value of the individually evaluated loans within Level 2 of the valuation hierarchy. For loans in which the valuation has unobservable inputs, the Company classifies these within Level 3 of the valuation hierarchy. As of  December 31, 2025, collateral values were estimated using a combination of observable inputs, including recent appraisals, and unobservable inputs, including internally determined adjustments to the loan value for rent payments receivable, and customized discounts of approximately 3.4% of the appraisal value related to selling costs. Due to the significance of unobservable inputs, fair values of individually evaluated loans have been classified as Level 3.

Other Real Estate Owned – The Company records OREO at fair value less estimated costs to sell upon acquisition, establishing a new cost basis. Subsequent to acquisition, OREO is carried at the lower of its carrying amount or fair value less estimated costs to sell. Fair value is generally determined using independent third-party appraisals or other valuation techniques that consider comparable property sales, market conditions, and the characteristics of the underlying property. Management may adjust appraised values to reflect changes in market conditions, property-specific factors, and estimated selling costs. Due to the significance of unobservable inputs, OREO is generally classified within Level 3 of the fair value hierarchy. Fair value adjustments subsequent to acquisition are recognized in noninterest expense.

There have been no significant changes in the valuation techniques utilized as of  September 30, 2026, as compared to  December 31, 2025.

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

The Company’s calculation of basic and diluted EPS for the three and nine-month periods ended September 30, 2026 and 2025 are reflected in the tables below.

	Three Months Ended
	September 30,
(in thousands)	2026	2025
BASIC EARNINGS PER SHARE

Net income	$6,450	$6,693
Weighted average shares outstanding	8,291	8,247
Net income per common share	$0.78	$0.81

DILUTED EARNINGS PER SHARE

Net income	$6,450	$6,693
Weighted average shares outstanding	8,291	8,247
Effect of dilutive non-vested restricted shares	57	52
Weighted average shares of common stock and common stock equivalents	8,348	8,299
Net income per diluted common share	$0.77	$0.81

	Nine Months Ended
	September 30,
(in thousands)	2026	2025
BASIC EARNINGS PER SHARE

Net income	$16,873	$17,578
Weighted average shares outstanding	8,274	8,241
Net income per common share	$2.04	$2.13

DILUTED EARNINGS PER SHARE

Net income	$16,873	$17,578
Weighted average shares outstanding	8,274	8,241
Effect of dilutive non-vested restricted shares	61	47
Weighted average shares of common stock and common stock equivalents	8,335	8,288
Net income per diluted common share	$2.02	$2.12

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

The following tables present a comparison of our actual capital ratios to the minimum required ratios as of the dates indicated:

Capital Ratios for the Bank:

(in thousands)	Actual		For Capital Adequacy Purposes	For Capital Adequacy Purposes With Capital Conservation Buffer	To Be Well Capitalized
As of September 30, 2026	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$245,558	16.47%	8.00%	10.50%	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$233,686	15.68%	6.00%	8.50%	8.00%
Common Equity Tier 1 (to Risk Weighted Assets)	$233,686	15.68%	4.50%	7.00%	6.50%
Tier 1 Leverage Capital (to Average Assets)	$233,686	11.51%	4.00%	4.00%	5.00%

(in thousands)	Actual		For Capital Adequacy Purposes	For Capital Adequacy Purposes With Capital Conservation Buffer	To Be Well Capitalized
As of December 31, 2025	Amount	Ratio
Total Capital (to Risk Weighted Assets)	$236,023	16.17%	8.00%	10.50%	10.00%
Tier 1 Capital (to Risk Weighted Assets)	$222,958	15.27%	6.00%	8.50%	8.00%
Common Equity Tier 1 (to Risk Weighted Assets)	$222,958	15.27%	4.50%	7.00%	6.50%
Tier 1 Leverage Capital (to Average Assets)	$222,958	10.94%	4.00%	4.00%	5.00%

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

Management believes the following were important factors in the Company’s performance during the three and nine-month periods ended September 30, 2026:

•

The Company recognized net income of $6,450,000 and $16,873,000 for the three and nine-month periods ended September 30, 2026, respectively, as compared to $6,693,000 and $17,578,000 for the same periods in 2025. The net income decrease was mainly due to higher operating expenses incurred to support the growth of the Company.

•

The Company recorded provision for credit losses of $42,000 and $527,000 during the three and nine-months ended September 30, 2026, respectively, as compared to a reversal of $60,000 and provision of $459,000 during the same periods of 2025, as credit quality remained stable and the reserve amount was determined to be adequate.

•

Net interest income increased $605,000 and $2,412,000 for the three and nine-month periods ended September 30, 2026, respectively, compared to the same periods in 2025. The net interest income increase was mainly due to an increase in earning asset balances, and an increase in the loan yield.

•

Non-interest income decreased by $122,000 for the three-month period, and increased by $179,000 for the nine-month period ended September 30, 2026, as compared to the same periods in 2025. The quarter-to-date decrease was related to a market value adjustment on a limited partnership equity investment and the year-to-date increase was mainly due to higher production from investment advisory services.

•

Non-interest expense increased by $720,000 and $3,590,000 for the three and nine-month periods ended September 30, 2026, respectively, as compared to the same periods in 2025. The increase was primarily due to staffing increases and overhead related to servicing the growing business portfolios.

•

Total assets decreased by $46,942,000, or 2.3%, total net loans increased by $11,420,000, or 1.0%, and investment securities decreased by $22,640,000, or 4.1%, in each case from December 31, 2025 to September 30, 2026, while deposits decreased by $30,379,000, or 1.7%, for the same period. Consequently, cash and cash equivalent balances decreased by $52,510,000, or 22.6%.

Income Summary

For the three and nine-month periods ended September 30, 2026, the Company recorded net income of $6,450,000 and $16,873,000, respectively, representing decreases of $243,000 and $705,000, respectively, as compared to the same periods in 2025.  Return on average assets (annualized) was 1.28% and 1.13% for the three and nine-months ended September 30, 2026, respectively, as compared to 1.35% and 1.22%, respectively, for the same periods in 2025.  Annualized return on average common equity was 12.16% and 10.72% for the three and nine-months ended September 30, 2026, respectively, as compared to 14.30% and 12.71%, respectively, for the same periods in 2025. Net income before provisions for income taxes decreased by $339,000 and $1,067,000 for the three and nine-month periods ended September 30, 2026, respectively, from the same periods in 2025.  The income statement components of these variances are as follows:

Pre-Tax Income Variance Summary:

(In thousands)	Effect on Pre-Tax Income	Effect on Pre-Tax Income
	Increase (Decrease)	Increase (Decrease)
	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
Change from 2025 to 2026 in:
Net interest income	$605	$2,412
Provision for credit losses	(102)	(68)
Non-interest income	(122)	179
Non-interest expense	(720)	(3,590)
Change in net income before income taxes	$(339)	$(1,067)

These variances will be explained in the discussion below.

Net Interest Income

Net interest income is the largest source of the Company’s operating income.  For the three and nine-month periods ended September 30, 2026, net interest income was $19,802,000 and $57,570,000, respectively, which represents increases of $605,000 and $2,412,000, respectively, from the comparable periods in 2025. The increase was due to growth of earning assets and upward repricing of our loan yield in spite of short-term rate cuts by the FOMC during 2025.  The earning asset yield increased by 11 basis points and 7 basis points for the three and nine-month periods ended September 30, 2026, respectively, as compared to the same periods of 2025.

Due to the current interest rate environment, the Bank has experienced a modest increase in the average interest rate paid on deposit accounts as it continues to competitively price deposits to meet customer demand, maintain deposit relationships, and support liquidity. The Company’s average cost of funds was 0.80% for the three and nine-months ended September 30, 2026 as compared to 0.75% and 0.77%, respectively, in the same periods of 2025.

The net interest margin (net interest income as a percentage of average interest earning assets) was 4.24% and 4.17% for the three and nine-month periods ended September 30, 2026, respectively, as compared to 4.16% and 4.12%, respectively, for the same periods in 2025. The net interest margin increased compared to the prior year due to the rising loan yields and earning asset growth, which was partially offset by the slight increase to deposit interest rates.

The following tables show the relative impact of changes in average balances of interest earning assets and interest-bearing liabilities, and interest rates earned and paid by the Company on those assets and liabilities for the three and nine-month periods ended September 30, 2026 and 2025:

Net Interest Analysis

	Three months ended			Three months ended
	September 30, 2026			September 30, 2025
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)
Assets:
Earning assets:
Gross loans (1) (2)	$1,163,985	$16,229	5.53%	$1,110,904	$14,899	5.32%
Investment securities (2)	583,331	6,214	4.23%	562,336	5,877	4.15%
Federal funds sold	22,957	216	3.73%	31,060	346	4.42%
Interest-earning deposits	131,850	1,231	3.70%	172,288	1,895	4.36%
Total interest-earning assets	1,902,123	23,890	4.98%	1,876,588	23,017	4.87%
Total noninterest earning assets	97,206			84,786
Total Assets	1,999,329			1,961,374
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	550,508	761	0.55%	550,953	729	0.52%
Money market deposits	388,708	1,612	1.65%	387,921	1,647	1.68%
Savings deposits	116,131	28	0.10%	117,581	28	0.09%
Time deposits $250,000 and under	82,303	674	3.25%	64,507	570	3.51%
Time deposits over $250,000	57,177	476	3.30%	38,911	346	3.53%
Total interest-bearing liabilities	1,194,827	3,551	1.18%	1,159,873	3,320	1.14%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	572,430			593,287
Other liabilities	21,703			22,576
Total noninterest-bearing liabilities	594,133			615,863
Shareholders' equity	210,369			185,638
Total liabilities and shareholders' equity	$1,999,329			$1,961,374
Net interest income		$20,339			$19,697
Net interest spread (3)			3.80%			3.73%
Net interest margin (4)			4.24%			4.16%

(1)  Loan fees have been included in the calculation of interest income.

(2) Yields and interest income on tax-exempt municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%. Non-GAAP tax benefit adjustments of $18 thousand and $519  thousand have been added to GAAP interest income on gross loans and investment securities, respectively, for the three-months ended September 30, 2026, as compared to $18 thousand and $482 thousand, respectively, in the comparable periods of 2025. These non-GAAP adjustments are used by management to assess the Company’s performance and provide additional information and transparency to investors with respect to the Company’s gross loans and investment securities. Non-GAAP performance measures do not have a standardized meaning and such measures may not be comparable to similar measures presented by other companies. Non-GAAP measures are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

(5) Annual interest rates are computed by dividing the interest income/expense by the number of days in the period multiplied by 365.

	Nine Months Ended			Nine Months Ended
	September 30, 2026			September 30, 2025
(in thousands)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)	Average Balance	Interest Income / Expense	Avg Rate/ Yield (5)
Assets:
Earning assets:
Gross loans (1) (2)	$1,156,032	$46,936	5.43%	$1,099,664	$43,242	5.26%
Investment securities (2)	577,294	18,229	4.22%	559,910	17,490	4.18%
Federal funds sold	26,767	737	3.68%	29,715	985	4.44%
Interest-earning deposits	137,471	3,787	3.68%	147,390	4,833	4.38%
Total interest-earning assets	1,897,564	69,689	4.91%	1,836,679	66,550	4.84%
Total noninterest earning assets	97,626			86,433
Total assets	1,995,190			1,923,112
Liabilities and Shareholders' Equity:
Interest-bearing liabilities:
Interest-earning DDA	559,381	2,356	0.56%	523,753	2,198	0.56%
Money market deposits	388,798	4,817	1.66%	386,664	4,973	1.72%
Savings deposits	116,968	83	0.09%	119,298	91	0.10%
Time deposits $250,000 and under	78,347	1,956	3.34%	62,062	1,642	3.54%
Time deposits over $250,000	50,569	1,285	3.40%	37,270	992	3.56%
Total interest-bearing liabilities	1,194,063	10,497	1.18%	1,129,047	9,896	1.17%
Noninterest-bearing liabilities:
Noninterest-bearing deposits	568,484			585,426
Other liabilities	22,113			23,692
Total noninterest-bearing liabilities	590,597			609,118
Shareholders' equity	210,530			184,947
Total liabilities and shareholders' equity	$1,995,190			$1,923,112
Net interest income		$59,192			$56,654
Net interest spread (3)			3.73%			3.67%
Net interest margin (4)			4.17%			4.12%

(1) Loan fees have been included in the calculation of interest income.

(2) Yields and interest income on municipal securities and loans have been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%. Non-GAAP tax benefit adjustments of $53 thousand and $1.568 million have been added to GAAP interest income on gross loans and investment securities, respectively, for the nine-months ended September 30, 2026, as compared to $54  thousand and $1.441 million in the comparable periods of 2025. These non-GAAP adjustments are used by management to assess the Company’s performance and provide additional information and transparency to investors with respect to the Company’s gross loans and investment securities. Non-GAAP performance measures do not have a standardized meaning and such measures may not be comparable to similar measures presented by other companies. Non-GAAP measures are intended to provide additional information and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

(3) Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

(4) Represents net interest income as a percentage of average interest-earning assets.

(5) Annual interest rates are computed by dividing the interest income/expense by the number of days in the period multiplied by 365.

Shown in the following table is the relative impact on net interest income of changes in the average outstanding balances (volume) of earning assets and interest-bearing liabilities and the rates earned and paid by the Company on those assets and liabilities for the three and nine-month periods ended September 30, 2026 and 2025.  Changes in interest income and expense that are not attributable specifically to either rate or volume are allocated to the rate column below.

Rate / Volume Variance Analysis

	For the Three Months Ended September 30, 2026
	Compared to September 30, 2025
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$712	$618	$1,330
Investment securities (2)	219	118	337
Federal funds sold	(90)	(40)	(130)
Interest-earning deposits	(445)	(219)	(664)
Total interest income	$396	$477	$873

Interest expense:
Interest-earning DDA	(1)	33	32
Money market deposits	3	(38)	(35)
Savings deposits	0	0	0
Time deposits $250,000 and under	157	(53)	104
Time deposits over $250,000	162	(32)	130
Total interest expense	$321	$(90)	$231

Change in net interest income	$75	$567	$642

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

The table above reflects an increase of $75,000 in net interest income due to changes in volume combined with the overall change in mix of balances during the third quarter of 2026, as compared to the same period of 2025. Changes in earning asset yields and rates on interest-bearing liabilities resulted in an increase of $567,000 to net interest income, over the same period. This increase was mainly due to higher loan yields as our loan portfolio continues to reprice upward.

	For the Nine Months Ended September 30, 2026
	Compared to September 30, 2025
	Increase (Decrease)
	in interest income and expense
(in thousands)	due to changes in:
	Volume	Rate	Total
Interest income:
Gross loans (1) (2)	$2,217	$1,477	$3,694
Investment securities (2)	543	196	739
Federal funds sold	(97)	(151)	(248)
Interest-earning deposits	(324)	(722)	(1,046)
Total interest income	$2,339	$800	$3,139

Interest expense:
Interest-earning DDA	$150	$8	$158
Money market deposits	27	(183)	(156)
Savings deposits	(2)	(6)	(8)
Time deposits $250,000 and under	431	(117)	314
Time deposits over $250,000	354	(61)	293
Total interest expense	$960	$(359)	$601

Change in net interest income	$1,379	$1,159	$2,538

(1) Loan fees have been included in the calculation of interest income.

(2) Interest income on municipal securities and loans has been adjusted to their fully-taxable equivalents, based on a federal marginal tax rate of 21.0%.

The table above reflects an increase of $1,378,000 in net interest income due to changes in volume combined with the overall change in mix of balances during the first nine months of 2026, as compared to the same period of 2025. Changes in earning asset yields and rates on interest-bearing liabilities resulted in an increase of $1,160,000 to net interest income, over the same period. This increase was mainly due to higher loan yields as our loan portfolio continues to reprice upward.

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

During the three and nine-month periods ended September 30, 2026, the Company recorded provisions for credit losses of $42,000 and $527,000, respectively, consisting of a provision for loan losses of $0 and provisions for off balance sheet items of $42,000 during the third quarter of 2026, and a provision for loan losses of $554,000 and a reversal of provisions for off balance sheet items of $27,000 during the year-to-date period of 2026. In comparison, during the three-month period ended September 30, 2025, the Company recorded a reversal of provision for credit losses of $60,000, related to the reserve for off balance sheet items. For the year-to-date period of 2025, the Company recorded a provision for credit losses of $459,000, related to the reserve for off balance sheet items. There were no loans requiring individual evaluation as of  September 30, 2026, as compared to one non-owner occupied commercial real estate loan with a balance of $4,587,000 as of December 31, 2025 that was individually evaluated and had a specific reserve included in the ACL.

Credit quality remained stable and our ACL amount was adequate as determined by the output of our CECL internal credit risk model. Management will continue to closely monitor the credit risks to our loan portfolio and may need to make qualitative adjustments depending on factors that may impact the economy and the financial condition of our borrowers.

Non-Interest Income

Non-interest income represents service charges on deposit accounts and other non-interest related charges and fees, including fees from mortgage commissions and investment service fee income.  For the three and nine-month periods ended September 30, 2026, non-interest income was $1,851,000 and $5,468,000, respectively, representing a decrease of $122,000, or 6.2%, and an increase of $179,000, or 3.4%, compared to the same periods in 2025.

The following table shows the major components of non-interest income:

(in thousands)	For the Three Months Ended September 30,
	2026		2025		Year-Over-Year
	Amount	%	Amount	%	$ Change	% Change
Service charges on deposits	$456	24.6%	$457	23.2%	$(1)	(0.2%)
Debit card transaction fee income	618	33.4%	415	21.0%	203	48.9%
Earnings on cash surrender value of life insurance	293	15.8%	299	15.2%	(6)	(2.0%)
Loss on calls of available-for-sale securities	(2)	(0.1%)	(2)	(0.1%)	0	0.0%
Other income	486	26.3%	804	40.7%	(318)	(39.6%)
Total non-interest income	$1,851	100.0%	$1,973	100.0%	$(122)	(6.2%)

QTD average assets	$1,999,329		1,961,374
Noninterest income as a % of average assets		0.1%		0.1%

(in thousands)	For the Nine Months Ended September 30,
	2026		2025		Year-Over-Year
	Amount	%	Amount	%	$ Change	% Change
Service charges on deposits	$1,337	24.5%	$1,330	25.1%	$7	0.5%
Debit card transaction fee income	1,377	25.2%	1,247	23.6%	130	10.4%
Earnings on cash surrender value of life insurance	947	17.3%	886	16.8%	61	6.9%
Loss on calls of available-for-sale securities	(9)	(0.2%)	0	0.0%	(9)	0.0%
Other income	1,816	33.2%	1,826	34.5%	(10)	(0.5%)
Total non-interest income	$5,468	100.0%	$5,289	100.0%	$179	3.4%

YTD average assets	$1,995,190		1,923,112
Noninterest income as a % of average assets		0.3%		0.3%

Service charges on deposits decreased by $1,000 and increased by $7,000 for the three and nine-months ended September 30, 2026, respectively, compared to the same periods in 2025. The year-to-date increase was mainly due to the growth in the number of demand deposit accounts.

Debit card transaction fee income increased by $203,000 and $130,000  for the three and nine-months ended September 30, 2026, respectively, compared to the same periods in 2025, mainly due to the growth in the number of demand deposit accounts and the steady pace of the industry shift to electronic payment methods.

Earnings on cash surrender value of life insurance decreased by $6,000 and increased by $61,000 for the three and nine-months ended September 30, 2026, respectively, compared to the same periods in 2025, corresponding to higher yields earned in 2026 and two new life insurance policies that were purchased during the nine -months ended September 30,  2026.

Losses on called available-for-sale securities of $2,000 and $9,000 were recorded during the three and nine-months ended September 30, 2026, respectively, compared to losses on called available-for-sale securities of $2,000 for the same periods in 2025. There were no sales during the first nine months of 2026 and 2025.

Other income decreased by $318,000 and $10,000 for the three and nine-months ended September 30, 2026, respectively, as compared to the same periods of 2025, mainly due to a market value adjustment on an equity security.  These decreases were partially offset by higher production from investment advisory services and an increase in dividends paid by the Federal Home Loan Bank.

Non-Interest Expense

Non-interest expense represents salaries and benefits, occupancy expenses, professional expenses, outside services, and other miscellaneous expenses necessary to conduct business.

The following table shows the major components of non-interest expenses:

(in thousands)	For the Three Months Ended September 30,
	2026		2025		Year-Over-Year
	Amount	%	Amount	%	$ Change	% Change
Salaries and employee benefits	$8,332	62.1%	$7,857	61.9%	$475	6.0%
Occupancy expenses	1,411	10.5%	1,263	9.9%	148	11.7%
Data processing fees	1,275	9.5%	1,012	8.0%	263	26.0%
Marketing and advertising expense	318	2.4%	347	2.7%	(29)	(8.4%)
Regulatory assessments	283	2.1%	270	2.1%	13	4.8%
Other operating expenses	1,801	13.4%	1,951	15.4%	(150)	(7.7%)
Total non-interest expense	$13,420	100.0%	$12,700	100.0%	$720	5.7%

QTD average assets	$1,999,329		$1,961,374
Noninterest expenses as a % of average assets		0.7%		0.6%

(in thousands)	For the Nine Months Ended September 30,
	2026		2025		Year-Over-Year
	Amount	%	Amount	%	$ Change	% Change
Salaries and employee benefits	$25,910	63.1%	$23,299	62.1%	$2,611	11.2%
Occupancy expenses	4,158	10.1%	3,512	9.4%	646	18.4%
Data processing fees	3,532	8.6%	3,000	8.0%	532	17.7%
Marketing and advertising expense	1,000	2.4%	946	2.5%	54	5.7%
Regulatory assessments	869	2.1%	835	2.2%	34	4.1%
Other operating expenses	5,614	13.7%	5,901	15.8%	(287)	(4.9%)
Total non-interest expense	$41,083	100.0%	$37,493	100.0%	$3,590	9.6%

YTD Average assets	$1,995,190		$1,923,112
Noninterest expenses as a % of average assets		2.1%		1.9%

Non-interest expenses increased by $720,000, or 5.7%, and $3,590,000, or 9.6%, for the three and nine-months ended September 30, 2026, respectively, as compared to the same periods of 2025.  Salaries and employee benefits increased by $475,000 and $2,611,000 for the three and nine-months ended September 30, 2026, respectively, as compared to the same periods of 2025, mainly due to additional staffing expense required to support the continued growth of our business portfolios.

Occupancy expenses increased by $148,000 and $646,000 for the three and nine-months ended September 30, 2026, respectively, as compared to the same periods of 2025, due to increases in rent and maintenance costs related to branch facilities. Our new Lodi branch was opened in October 2025, and contributed to the increase in overhead expense.

Data processing fees increased by $263,000 and $532,000 for the three and nine-months ended September 30, 2026, respectively, as compared to the same periods of 2025, due to servicing costs on the growing number of loan and deposit accounts, and normal annual cost adjustments from our core provider.

Advertising and marketing expenses decreased by $29,000 and increased by $54,000 for the three and nine-months ended September 30, 2026, respectively, as compared to the same periods of 2025, due to normal fluctuations from various advertising campaigns designed to promote the Company including a direct mailing campaign.

Federal Deposit Insurance Corporation (“FDIC”) and California Department of Financial Protection and Innovation (“DFPI”) regulatory assessments increased by $13,000 and $34,000 for the three and nine-months ended September 30, 2026, respectively, as compared to the same periods in 2025, which was primarily related to deposit growth. The FDIC base rate remained at 0.05%, on an annual basis, for both periods, which is the lowest possible assessment rate for comparable banks. The Company’s risk profile and the related assessment rate remains at a relatively low level due to our strong credit quality, earnings and risk-based capital ratios. Management recognizes that assessments could increase further depending on deposit growth throughout the remainder of 2026, as the FDIC assessment rates are applied to average quarterly total liabilities as the primary basis, and based on FDIC’s discretion to increase the base assessment rate as needed to replenish the Deposit Insurance Fund. Moreover, the FDIC retains the authority and discretion to increase base assessment rates for banking entities in the future, as circumstances warrant.

Other expense decreased by $150,000 and $287,000 for the three and nine-months ended September 30, 2026, respectively, as compared to the same periods in 2025, mainly due to a decrease in audit expenses.

Management anticipates that non-interest expense will continue to increase as the Company continues to grow.  However, management remains committed to cost-control and intends to keep these increases to a minimum relative to growth.

Income Taxes

The Company recorded provisions for income taxes of $1,741,000 and $4,555,000 for the three and nine-months ended September 30, 2026, respectively, representing decreases of $96,000 and $362,000, respectively, compared to the provisions recorded in the comparable periods of 2025. The effective income tax rate on income from continuing operations was 21.3% for the three and nine-months ended September 30, 2026, compared to 21.5% and 21.9%, respectively, for the comparable periods of 2025. These provisions reflect accruals for taxes at the applicable rates for federal income tax and California franchise tax based upon reported pre-tax income, and adjusted for the effects of all permanent differences between income for tax and financial reporting purposes (such as earnings on qualified municipal securities, bank owned life insurance and certain tax-exempt loans). The disparity between the effective tax rates for the year-to-date period of 2026 as compared to 2025 is primarily due to tax credits from low-income housing projects as well as tax-free income on municipal securities and loans that comprised a larger proportion of pre-tax income in 2026 as compared to 2025.

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

Non-accrual loans totaled $0 as of September 30, 2026, as compared to $4,587,000 as of December 31, 2025, consisting of one non-owner occupied commercial real estate loan.  The non-accrual loan at December 31, 2025 was partially charged-off and the remaining fair value balance was transferred to OREO during the second quarter of 2026. At September 30, 2026 and December 31, 2025, there were no loan modifications pursuant to ASU 2022-02, and therefore there were no payment delinquencies on modified loans during the three and nine-months ended September 30, 2026.

As of September 30, 2026 there was one OREO property with a balance of $2,581,000, as compared to no OREO properties owned as of December 31, 2025. The OREO property owned as of September 30, 2026 is a commercial real estate property that was acquired during the second quarter of 2026 through a foreclosure. Except for the acquisition of that property, there were no sales, acquisitions or fair value adjustments of OREO properties during the three and nine-months ended September 30, 2026 and 2025.

The following table presents information about the Bank’s non-performing assets, including asset quality ratios as of September 30, 2026 and December 31, 2025:

Non-Performing Assets

(in thousands)	September 30,	December 31,
	2026	2025
Loans in non-accrual status	$0	$4,587
Loans past due 90 days or more and accruing	0	0
Total non-performing loans	0	4,587
Other real estate owned	2,581	0
Total non-performing assets	$2,581	$4,587

Allowance for credit losses	$11,214	$12,381

Asset quality ratios:
Non-performing assets to total assets	0.13%	0.23%
Non-performing loans to total loans	0.00%	0.40%
Allowance for credit losses to total loans	0.97%	1.08%
Allowance for credit losses to total non-performing loans	0.00%	269.91%

Allowance for Credit Losses

Due to credit risk inherent in the lending business, the Company routinely sets aside allowances through charges to earnings. Such charges are not only made for the outstanding loan portfolio, but also for off-balance sheet items, such as commitments to extend credits or letters of credit. Charges for the outstanding loan portfolio have been credited to the allowance for credit losses, whereas charges for off-balance sheet items have been credited to the reserve for off-balance sheet items, which is presented as a component of other liabilities.  The Company recorded a provision for credit losses of $0 and $554,000 during the three and nine-months ended September 30, 2026, respectively, as compared to no provisions during the same periods of 2025. The provisions recorded during 2026 were primarily related to the specific allowance of the commercial real estate non-accrual loan that was individually evaluated, in addition to loan growth and qualitative risk factors within our credit risk model. The Company recorded a provision for off balance sheet items of $42,000 and a reversal of $27,000 during the three and nine-months ended September 30, 2026, respectively, due to normal fluctuations in the unfunded loan commitments, as compared to a reversal of $60,000 and a provision of $459,000 during the same periods of 2025.

The allowance for credit losses decreased by $1,167,000 to $11,214,000 as of September 30, 2026, as compared to $12,381,000 as of December 31, 2025, due to the charge-offs of $1,789,000 and the offsetting provision for credit losses of $554,000 during the first nine months of 2026. The allowance for credit losses as a percentage of total loans decreased to 0.97% as of September 30, 2026 as compared to 1.08% as of December 31, 2025, due to the charge-offs of $1,789,000.

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

Although management believes the allowance as of September 30, 2026 was adequate to absorb expected credit losses from any known and inherent risks in the portfolio, no assurance can be given that the adverse effect of current and future economic conditions on the Company’s service areas, or other variables, will not result in increased losses in the loan portfolio in the future.

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

Cash Equivalents

The Company holds federal funds sold, unpledged available-for-sale securities and salable government guaranteed loans to help meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested. As of September 30, 2026, and December 31, 2025, the Company had $179,669,000 and $232,179,000, respectively, in cash and cash equivalents.

Investment Securities

Management of the investment securities portfolio focuses on providing an adequate level of liquidity and establishing an interest rate-sensitive position, while earning an adequate level of investment income without taking undue risk. Investment securities that the Company intends to hold until maturity are classified as held-to-maturity securities, and all other investment securities are classified as available-for-sale or equity securities.  Currently, all of the investment securities are classified as available-for-sale except for one mutual fund classified as an equity security with a carrying value of $3,300,000 as of September 30, 2026. The carrying values of available-for-sale investment securities are adjusted for unrealized gains or losses as a valuation allowance and any gain or loss is reported on an after-tax basis as a component of other comprehensive income. The carrying values of equity securities are adjusted for unrealized gains or losses through noninterest income in the consolidated statement of income.

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

The unrealized losses are due primarily to rising market yields and not due to credit deterioration. As such, no ACL on available-for-sale securities has been established as of September 30, 2026. The Company does not intend to sell the securities and it is not likely that the Company will be required to sell the securities before the earlier of the forecasted recovery or the maturity of the underlying investment security.

Low Income Housing Tax Credit Funds

During 2018 and 2022, we committed to invest $5,000,000 and $10,500,000, respectively, in low-income housing tax credit funds (“LIHTC”) to promote our participation in CRA activities. During the three-months ended March 31, 2025, we committed an additional $5,000,000 that included a housing project in our local area that qualified for CRA credit. Unfunded commitments on the LIHTC funds were $3,822,000 and $4,598,000 as of September 30, 2026 and December 31, 2025, respectively. For LIHTC investments, we receive the return in the form of tax credits and tax deductions over a period of approximately 15 years.

Deposits

Total deposits as of September 30, 2026 were $1,762,583,000, a decrease of $30,379,000, or 1.7%, from the deposit total of $1,792,962,000 as of December 31, 2025.  Average deposits increased by $48,074,000 to $1,762,546,000 for the nine-month period ended September 30, 2026, as compared to the same period in 2025.

Deposits Outstanding

	September 30,	December 31,	Nine Month Change
(in thousands)	2026	2025	$	%

Demand	$1,110,227	$1,180,953	$(70,726)	(6.0%)
MMDA	392,711	383,819	8,892	2.3%
Savings	116,122	115,121	1,001	0.9%
Time < $250K	81,303	69,173	12,130	17.5%
Time > $250K	62,220	43,896	18,324	41.7%
	$1,762,583	$1,792,962	$(30,379)	(1.7%)

Because the Company’s client base is comprised primarily of commercial and industrial accounts, individual account balances are generally higher than those of consumer-oriented banks. Two clients carry deposit balances of more than 1% of total deposits, one of which had a deposit balance of more than 3% of total deposits as of September 30, 2026. Management believes that the Company’s funding concentration risk is not significant and is mitigated by the ample sources of funds the Bank has access to.

Since the deposit growth strategy emphasizes core deposit growth, the Company has avoided relying on brokered deposits as a consistent source of funds. The Company had no brokered deposits as of September 30, 2026 and December 31, 2025.

Borrowings

Although deposits are the primary source of funds for lending and investment activities and for general business purposes, the Company may obtain advances from the Federal Home Loan Bank (“FHLB”) as an alternative to retail deposit funds. As of September 30, 2026 and December 31, 2025, there were no outstanding FHLB advances or borrowings of any kind, as the Company continues to rely on deposit growth as its primary source of funding. See “Liquidity and Capital Resources” below for the details on the FHLB borrowings program.

Capital Resources and Capital Adequacy Requirements

In the past two years, our primary source of capital has been internally generated operating income through retained earnings. At September 30, 2026, total shareholders’ equity decreased to $191,099,000, representing a decrease of $16,876,000 from December 31, 2025. The decrease was due to other comprehensive loss of $28,249,000, net of income taxes, due to the negative impact of the unrealized market value adjustment to the available-for-sale investment portfolio. Also, retained earnings was reduced by the common stock dividend payments totaling $6.3 million during the first nine months of 2026, and these decreases were offset by net income of $16,873,000 recorded to retained earnings.  As of September 30, 2026, we had no material commitments for capital expenditures.

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

As of September 30, 2026, we were qualified as a “well capitalized institution” under the regulatory framework for prompt corrective action. For more information on our capital resources and capital adequacy requirements, see Note 7 to the Condensed Consolidated Financial Statements of this report.

Proposed rules for U.S. implementation of capital requirements under Basel IV rules, commonly referred to as the “Basel III Endgame”, were initially issued by the U.S. federal banking agencies on July 27, 2023, but such proposed rules were met with strong objections from the banking industry. As a result, on March 19, 2026, the Office of the Comptroller of the Currency, (the “OCC”), FDIC and the Federal Reserve rescinded the Basel III Endgame 2023 proposal and concurrently issued three revised notices of proposed rulemaking. The three proposals include (i) a revised Basel III Endgame proposal that would apply an expanded risk-based approach to Category I and Category II banking organizations, thus narrowing the mandatory scope from the 2023 proposal, with all other banking organizations permitted to opt in; (ii) a revised standardized approach proposal that would reduce risk weights for traditional lending activities for banking organizations not subject to the expanded risk-based approach; and (iii) a revised capital surcharge proposal for globally systemically important bank holding companies. The OCC, FDIC and the Federal Reserve estimate that the revised proposals would decrease aggregate common equity tier 1 capital requirements by approximately 4.8% for Category I and Category II banking organizations, in contrast to the significant capital increases that would have resulted under the Basel III Endgame 2023 proposal. Additionally, the revised proposal would eliminate the requirement to deduct mortgage servicing assets from common equity tier 1 capital, instead assigning a 250% risk weight, which is designed to promote mortgage origination and servicing by banking organizations. The Federal Reserve voted 6-to-1 to advance all three proposals and the FDIC board voted unanimously in favor of the revised Basel III Endgame and standardized approach proposals. The public comment period closed on June 18, 2026, with the Federal Reserve indicating that they hope to release the final rule by the end of 2026. As of the date of this report, the federal banking agencies are reviewing the comments received, and no final rules have been adopted. Accordingly, the ultimate form, scope, timing, and impact of the revised capital framework remain uncertain.

Liquidity and Capital Resources

Material Cash Commitments

The following table summarizes short- and long-term material cash requirements as of September 30, 2026. Management expects to fund these obligations through cash generated from operations and other available sources of funds:

(in thousands)	Less than 1 year	More than 1 year	Total
LIHTC capital contributions payable	$2,412	$1,410	$3,822
Operating lease obligations	1,661	7,239	8,900
Supplemental retirement plans	239	13,372	13,611
Time deposit maturities	141,413	2,110	143,523
Total	$145,725	$24,131	$169,856

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

Maintenance of adequate liquidity requires that sufficient resources always be available to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive costs. For this purpose, the Company maintains a portion of funds in cash and cash equivalents, salable government guaranteed loans and securities available for sale. The Company obtains funds from the repayment and maturity of loans as well as deposit inflows, investment security maturities and paydowns, Federal funds purchased, FHLB advances, and other borrowings. The Company’s primary uses of funds are the origination of loans, the purchase of investment securities, withdrawals of deposits, maturity of certificate of deposits, and dividends to common stockholders. The Company’s liquid assets as of September 30, 2026 were $489,242,000 compared to $517,621,000 as of December 31, 2025.  The Company’s liquidity level measured as the percentage of liquid assets to total assets was 24.8% as of September 30, 2026, compared to 25.6% as of December 31, 2025. Liquid assets decreased during the first nine months of 2026, mainly due to a decrease in deposit balances. Management anticipates that cash and cash equivalents on hand and other sources of funds will provide adequate liquidity for operating, investing and financing needs and regulatory liquidity requirements for at least the next twelve months. Management monitors the Company’s liquidity position daily, balancing loan funding/payments with changes in deposit activity and overnight investments.

As a secondary source of liquidity, the Company relies on advances from the FHLB to supplement the supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by a portion of the loan portfolio. The FHLB determines limitations on the amount of advances by assigning a percentage to each eligible loan category that will count towards the borrowing capacity. As of September 30, 2026, the Company’s borrowing capacity from the FHLB was approximately $420,197,000 and there were no outstanding advances. The Company also maintains a line of credit with two correspondent banks to purchase up to $70,000,000 in federal funds, and approximately $18,917,000 borrowing capacity through the FRB Discount Window, for which there were no advances on either borrowing source as of September 30, 2026.

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company provides various forms of credit lines to meet the financing needs of customers. These commitments, which represent a credit risk to us, are not represented in any form on the balance sheets.

As of September 30, 2026 and December 31, 2025, the Company had commitments to extend credit of $212,265,000 and $218,992,000, respectively, which includes obligations under letters of credit of $3,910,000 and $4,115,000, respectively.

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

For qualitative and quantitative disclosures about market risk, please see the sections entitled “Market Risk” and “Interest Rate Management” in Item 7A of the Company’s 2025 Annual Report on Form 10-K. As of September 30, 2026, the Company’s exposures to market risk have not changed materially since December 31, 2025.

Item 4.	Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”) have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this report was being prepared.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by management in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by management in the reports that the Company files under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting subsequent to the Evaluation Date.

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

None.

Share Repurchases

The Company has no repurchase plans or programs with respect to its common stock or equity securities in place and therefore there were no repurchased shares during the quarter ended September 30, 2026.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Insider Adoption or Termination of Trading Arrangements

During the quarter ended  September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company informed us of the adoption or termination of any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408 of Regulation S-K).

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

101*

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets at September 30, 2026 (Unaudited) and December 31, 2025, (ii) Condensed Consolidated Statements of Income for the three and nine-month periods ended September 30, 2026 and September 30, 2025 (Unaudited), (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine-month periods ended September 30, 2026 and September 30, 2025 (Unaudited), (iv) Condensed Consolidated Statements of Changes of Shareholders’ Equity for the three and nine-month periods ended September 30, 2026 and September 30, 2025 (Unaudited), (v) Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2026 and September 30, 2025 (Unaudited), and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited), tagged as blocks of text and including detailed tags

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oak Valley Bancorp
Date: November 10, 2026	By:	/s/ JEFFREY A. GALL
Jeffrey A. Gall
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)